Form 10-Q
period 2003-04-30
UTI WORLDWIDE INC
filed 2003-06-16
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

000-31869
(Commission File Number)

UTi Worldwide Inc.

(Exact name of Registrant as Specified in its Charter)

British Virgin Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

9 Columbus Centre, Pelican Drive	c/o UTi, Services, Inc.
Road Town, Tortola	19443 Laurel Park Road, Suite 111
British Virgin Islands	Rancho Dominguez, CA 90220 USA
(Addresses of Principal Executive Offices)

310.604.3311
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

At June 11, 2003, the number of shares outstanding of the issuer’s ordinary shares was 30,621,567.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended April 30, 2003

1

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Income Statements
For the Three Months Ended April 30, 2003 and 2002
(in thousands, except share and per share amounts)

	Three Months Ended
	April 30,

	2003	2002

	(Unaudited)
Gross revenue	$326,788	$235,658
Freight consolidation costs	195,369	158,729

Net revenue	131,419	76,929
Staff costs	70,420	39,620
Depreciation and amortization	3,468	2,337
Amortization of intangible assets	148	—
Other operating expenses	46,290	27,060

Operating income	11,093	7,912
Interest income	1,497	754
Interest expense	(1,361)	(1,124)
Losses on foreign exchange	(129)	(371)

Pretax income	11,100	7,171
Income tax expense	(2,684)	(2,078)

Income before minority interests	8,416	5,093
Minority interests	(442)	(336)

Net income	$7,974	$4,757

Basic earnings per share	$0.26	$0.19
Diluted earnings per share	$0.26	$0.18
Number of weighted average shares used for per share calculations:
Basic shares	30,156,469	25,260,212
Diluted shares	31,161,542	25,775,651

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
As of April 30, 2003 and January 31, 2003
(in thousands, except share amounts)

	April 30,	January 31,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $4,000 of restricted cash	$147,358	$168,125
Trade receivables (net of allowance for doubtful receivables of $12,384 and $11,943 as of April 30, 2003 and January 31, 2003, respectively)	261,551	247,893
Deferred income tax assets	5,309	1,592
Other current assets	31,031	30,492

Total current assets	445,249	448,102
Property, plant and equipment, net	48,880	44,566
Goodwill and other intangible assets, net	124,493	125,641
Investments	651	847
Deferred income tax assets	1,648	1,227
Other non-current assets	10,061	6,692

Total assets	$630,982	$627,075

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Bank lines of credit	$27,742	$33,458
Short-term borrowings	2,341	9,121
Current portion of capital lease obligations	2,584	2,539
Trade payables and other accrued liabilities	240,250	236,548
Income taxes payable	9,694	8,083
Deferred income tax liabilities	239	489

Total current liabilities	282,850	290,238
Long-term borrowings	122	199
Capital lease obligations	7,631	7,111
Deferred income tax liabilities	1,870	1,643
Retirement fund obligations	1,077	1,016
Minority interests	3,208	2,699
Commitments and contingencies
Shareholders’ equity:
Common stock — ordinary shares of no par value:
30,571,619 and 30,551,124 shares issued and outstanding as of April 30, 2003 and January 31, 2003, respectively	311,500	311,161
Retained earnings	69,057	63,973
Accumulated other comprehensive loss	(46,333)	(50,965)

Total shareholders’ equity	334,224	324,169

Total liabilities and shareholders’ equity	$630,982	$627,075

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2003 and 2002
(in thousands)

	Three Months Ended
	April 30,

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$7,974	$4,757
Adjustments to reconcile net income to net cash provided by operations:
Stock compensation costs	45	45
Depreciation and amortization	3,468	2,337
Amortization of intangible assets	148	—
Deferred income taxes	4	481
Gain on disposal of property, plant and equipment	(47)	(68)
Other	13	336
Changes in operating assets and liabilities:
Increase in trade receivables and other current assets	(4,803)	(3,207)
(Decrease)/increase in trade payables and other current liabilities	(6,691)	4,270

Net cash provided by operating activities	111	8,951

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,862)	(2,474)
Proceeds from disposal of property, plant and equipment	225	135
Increase in other non-current assets	(1,881)	—
Acquisitions of subsidiaries and contingent earn-out payments	(622)	(1,793)
Other	—	(8)

Net cash used in investing activities	(7,140)	(4,140)

FINANCING ACTIVITIES:
Decrease in bank lines of credit	(5,716)	(7,537)
Decrease in short-term borrowings	(6,417)	—
Long-term borrowings — advanced	3	91
Long-term borrowings — repaid	(97)	(867)
Repayments of capital lease obligations	(748)	(468)
Decrease in minority interests	—	(190)
Net proceeds from the issuance of ordinary shares	295	231
Other	—	(970)

Net cash used in financing activities	(12,680)	(9,710)

Net decrease in cash and cash equivalents	(19,709)	(4,899)
Cash and cash equivalents at beginning of period	168,125	87,594
Effect of foreign exchange rate changes on cash	(1,058)	1,070

Cash and cash equivalents at end of period	$147,358	$83,765

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended April 30, 2003 and 2002 (Unaudited)

NOTE 1. Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain reclassifications have been made to conform prior year data to the current year presentation. Operating results for the three months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004 or any other future periods.

The balance sheet at January 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 20-F for the year ended January 31, 2003 on file with the Securities and Exchange Commission.

All dollar amounts in the notes are presented in thousands except for share and per share data.

Pro Forma Information – Stock Options

As of April 30, 2003, the Company had five stock-based employee compensation plans which are accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related Interpretations. Compensation costs are recorded in net income for stock options that have an exercise price below the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, the following table shows the estimated effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	April 30,

	2003	2002

Net income as reported	$7,974	$4,757
Add stock-based employee compensation expense included in reported net income, net of income taxes	45	45
Less total stock-based compensation expense determined under the fair value based method, net of income taxes	(1,051)	(661)

Pro forma net income	$6,968	$4,141

Basic earnings per share as reported	$0.26	$0.19
Diluted earnings per share as reported	0.26	0.18
Pro forma basic earnings per share	0.23	0.16
Pro forma diluted earnings per share	0.22	0.16

Pro Forma Information – Acquisitions

Effective October 1, 2002 and November 1, 2002, the Company acquired 100% of the issued and outstanding share capital of Standard Corporation and Zeracon Limited, respectively. The following table shows the supplemental pro forma information as though the Company’s acquisitions had occurred at the beginning of fiscal 2003.

	Three months ended April 30,

			Diluted
	Gross	Net	earnings
	revenue	income	per share *

2002:
As reported	$235,658	$4,757	$0.18
Acquisitions	32,435	824	0.04

Total	$268,093	$5,581	$0.22

*	Earnings per share were calculated using 25,940,035 diluted ordinary shares.

NOTE 2. Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 as of February 1, 2003 and such adoption had no impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 as of February 1, 2003 and such adoption did not have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and to amend the disclosure requirements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2003, while certain disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for its year ended January 31, 2003 and the interim disclosure provisions in its financial reports for the three months ended

April 30, 2003. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

NOTE 3. Earnings per Share

	Three Months Ended
	April 30,

	2003	2002

Basic earnings per share:
Net income	$7,974	$4,757
Weighted average number of ordinary shares	30,156,469	25,260,212

Basic earnings per share	$0.26	$0.19

Diluted earnings per share:
Net income	$7,974	$4,757
Weighted average number of ordinary shares	30,156,469	25,260,212
Incremental shares required for diluted earnings per share related to employee stock options	1,005,073	515,439

Diluted weighted average number of shares	31,161,542	25,775,651

Diluted earnings per share	$0.26	$0.18

Cash dividends declared per share	$0.095	$0.075

The above number of shares excludes any contingently issuable ordinary shares. For the three months ended April 30, 2003 and 2002, there were no options outstanding which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares.

NOTE 4. Other Comprehensive Income

	Three Months Ended
	April 30,

	2003	2002

Net income	$7,974	$4,757
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	4,632	3,527

Comprehensive income	$12,606	$8,284

NOTE 5. Segment Information

The Company operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa. For segmental reporting purposes by geographic region, gross airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Certain unaudited information regarding UTi’s operations by geographic segment is summarized in the following tables.

	Three Months Ended April 30, 2003

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$98,933	$103,114	$83,833	$40,908	$—	$326,788

Net revenue	$27,484	$57,299	$19,111	$27,525	$—	$131,419
Staff costs	16,251	33,170	8,163	11,590	1,246	70,420
Depreciation and amortization	1,041	980	512	662	273	3,468
Amortization of intangible assets	—	148	—	—	—	148
Other operating expenses	8,517	19,594	4,907	12,204	1,068	46,290

Operating income/(loss)	$1,675	$3,407	$5,529	$3,069	$(2,587)	11,093

Interest income						1,497
Interest expense						(1,361)
Losses on foreign exchange						(129)

Pretax income						11,100
Income tax expense						(2,684)

Income before minority interests						$8,416

Segment assets at quarter-end	$150,737	$162,331	$114,497	$137,097	$66,320	$630,982

Capital expenditures	$955	$2,240	$560	$1,436	$—	$5,191

	Three months ended April 30, 2002

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$79,238	$61,542	$65,154	$29,724	$—	$235,658

Net revenue	$21,802	$21,708	$14,841	$18,578	$—	$76,929
Staff costs	11,386	13,249	6,637	7,389	959	39,620
Depreciation and amortization	759	638	459	410	71	2,337
Other operating expenses	6,328	6,943	4,538	7,759	1,492	27,060

Operating income/(loss)	$3,329	$878	$3,207	$3,020	$(2,522)	7,912

Interest income						754
Interest expense						(1,124)
Losses on foreign exchange						(371)

Pretax income						7,171
Income tax expense						(2,078)

Income before minority interests						$5,093

Segment assets at quarter-end	$122,542	$85,470	$97,162	$79,496	$32,883	$417,553

Capital expenditures	$742	$424	$478	$1,242	$—	$2,886

The following table shows the gross revenue and net revenue attributable to the Company’s principal services.

	Three months ended
	April 30,

	2003	2002

Gross revenue:
Airfreight forwarding	$159,081	$131,057
Ocean freight forwarding	74,322	62,948
Customs brokerage	15,034	13,997
Contract logistics	51,307	11,414
Other	27,044	16,242

	$326,788	$235,658

Net revenue:
Airfreight forwarding	$44,930	$34,281
Ocean freight forwarding	16,058	14,828
Customs brokerage	14,265	13,416
Contract logistics	43,378	6,658
Other	12,788	7,746

	$131,419	$76,929

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the three months ended April 30, 2003 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total

Balance as of February 1, 2003	$23,827	$34,908	$43,732	$14,177	$116,644
Contingent earn-out payments made	157	84	288	93	622
Reduction due to reversal of valuation allowance on deferred taxes	—	(4,002)	—	—	(4,002)
Foreign currency translation and other adjustments	600	322	1,101	357	2,380

Balance as of April 30, 2003	$24,584	$31,312	$45,121	$14,627	$115,644

The amortized intangible asset as of April 30, 2003 relates to the estimated fair value of the customer contracts and customer relationships acquired with Standard Corporation and had a gross carrying amount of $9,195, accumulated amortization expense of $346 and a net value of $8,849. Amortization expense totaled $148 for the three months ended April 30, 2003 and we expect it to be approximately $594 per year for each of the next five years.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Three Months Ended
	April 30,

	2003	2002

Non-cash activities:
Dividends declared	$2,890	$1,929
Additions to capital leases	329	412
Cash (received)/paid:
Interest, net	(178)	230
Income taxes	1,933	3,811

NOTE 8. Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business.

The Company is involved in litigation in Italy and England with the former ultimate owner of Per Transport SpA and related entities in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner and other entities owned by him, to third parties may be instituted against the Company. It is alleged that Per Transport SpA guaranteed certain obligations of these other entities owned by the former ultimate owner. The Company believes that these guarantees are the responsibility of the former ultimate owner. These guarantees were made prior to its acquisition, were not disclosed to the Company during its acquisition negotiations nor were they disclosed in the audited statutory financial statements of Per Transport SpA. Civil and criminal proceedings have also been instituted against the former ultimate owner in relation to these guarantees. The total of all such actual and potential claims is approximately 15.0 million euros (equivalent to approximately $16.7 million as of April 30, 2003). The Company believes that it has adequate defenses in relation to these claims if these proceedings are brought against it.

The Company is one of seven defendants named in a lawsuit filed on July 30, 2001 in the U.S. Bankruptcy Court for the Southern District of New York. The plaintiff, the committee of unsecured creditors of FMI Forwarding (formerly known as Intermaritime Forwarding), alleges under a theory of fraudulent conveyance that UTi paid inadequate consideration for certain assets of Intermaritime Forwarding and also alleges that UTi is liable for debts of FMI Forwarding on a successor liability theory. The plaintiff seeks recovery in an amount up to $4.6 million. The Company believes that it will ultimately prevail in this matter.

A former customer, De La Rue International, filed a complaint against the Company in the Superior Court of Gwinnett County, Georgia on April 21, 2003 alleging that the Company was negligent, that it breached its contractual obligations and that it fraudulently concealed the fact that three shipments in August and September 1999 were not properly and timely reported to U.S. Customs for clearance. The plaintiff is asking for damages in excess of $2.0 million.

The Company is one of approximately 83 defendants named in two class action lawsuits which were originally filed on September 19, 1995 and subsequently consolidated in the District Court of Brazaria County, Texas (23rd Judicial District) where it is alleged that various defendants sold chemicals that were utilized in the Gulf War by the Iraqi army which caused personal injuries to U.S. armed services personnel and their families, including birth defects. The lawsuits were brought on behalf of the military personnel who served in the Gulf War and their families and the plaintiffs are seeking in excess of $1 billion in damages. To date, the plaintiffs have not obtained class certification. The Company believes they are a defendant in the suit because an entity that sold the Company assets in 1993 is a defendant. The Company believes it will prevail in this matter because the alleged actions giving rise to the claims occurred prior to our purchase of the assets. The Company further believes that it will ultimately prevail in this matter since it never manufactured chemicals and the plaintiffs have been unable to thus far produce evidence that the Company acted as a freight forwarder for cargo that included chemicals used by the Iraqi army.

In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations or financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

UTi Worldwide Inc. and its subsidiaries (which we refer to as UTi, or sometimes as the company) is an international, non-asset-based supply chain management company that provides services through a global network of branch offices and logistics centers and additional independent agent-owned offices. Our services include air and ocean freight forwarding, customs brokerage, contract logistics and other logistics-related services, including consulting, the coordination of purchase orders and customized management services.

Our reporting currency is the United States dollar. However, due to our global operations, we conduct, and will continue to conduct, business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes is affected by movements in these currencies against the United States dollar. Accordingly, we experience the effects of changes in foreign currency exchange rates on our results of operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this quarterly report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2003, which are included in our annual report on Form 20-F for the year ended January 31, 2003, on file with the Securities and Exchange Commission. The company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

Seasonality

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first fiscal quarter is traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand, climate, economic conditions and numerous other factors beyond our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan. These forward-looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. The company’s actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that the company believes might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit

99.3 to this Form 10-Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Discussion of Results

Our business operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa. Gross revenue is recognized in the region in which the shipment originates. Our gross revenue by geographic segment is set forth in the following table (in thousands):

	Three Months Ended April 30,

	2003		2002

		% of		% of
		Gross		Gross
	Amount	Revenue	Amount	Revenue

Europe	$98,933	30%	$79,238	34%
Americas	103,114	32	61,542	26
Asia Pacific	83,833	26	65,154	28
Africa	40,908	12	29,724	12

Gross revenue	$326,788	100%	$235,658	100%

Gross revenue increased $91.1 million, or 39% for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 primarily due to organic growth, the contribution of Standard Corporation (which we refer to as Standard), which the company acquired effective October 1, 2002, and the effect of the weakening dollar versus primarily the euro and South African rand.

We believe that net revenue is a better measure than gross revenue of the importance to us of our various services since our gross revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Net revenue derived from freight forwarding generally is shared between the points of origin and destination. Our gross revenue in our other capacities includes only commissions and fees earned by us and is substantially the same as our net revenue. The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three Months Ended
	April 30,

	2003	2002

Net revenue:
Airfreight forwarding	34%	45%
Ocean freight forwarding	12	19
Customs brokerage	11	17
Contract logistics	33	9
Other	10	10

Total net revenue	100	100
Staff costs	54	52
Depreciation and amortization	3	3
Amortization of intangible assets	*	–
Other operating expenses	35	35

Operating income	8	10
Interest income	1	1
Interest expense	(1)	(1)
Losses on foreign exchange	*	*

Pretax income	8	9
Income tax expense	(2)	(3)
Minority interests	*	*

Net income	6%	6%

*	Less than one percent.

Three months ended April 30, 2003 compared to three months ended April 30, 2002

Net revenue increased $54.5 million, or 71% to $131.4 million for the three months ended April 30, 2003 (which we refer to as the first quarter of fiscal 2004) compared to $76.9 million for the three months ended April 30, 2002 (which we refer to as the first quarter of fiscal 2003). Net revenue for the first quarter of fiscal 2004 benefited from acquisitions made during the last three quarters of fiscal 2003, primarily Standard, which had net revenues of $35.1 million for the current quarter. Additionally, net revenue was favorably impacted by foreign currency exchange rates for the current quarter versus the comparable period in the prior year, primarily in the Africa and Europe regions.

Airfreight forwarding net revenue increased $10.6 million, or 31%, to $44.9 million for the first quarter of fiscal 2003 compared to $34.3 million for the prior year first quarter, with all regions reporting increased airfreight forwarding net revenues over the prior year. This increase resulted primarily from increased volumes in the Asia Pacific region, which was fueled by both new customers and increased business with current customers, and in the Africa region, which also benefited to a lesser degree from the weakening dollar as compared to the South African rand. Although airfreight export volumes in the Europe region were down in the first quarter of fiscal 2004 versus the first quarter of fiscal 2003, the region reported an increase in airfreight forwarding net revenue because of the weakening dollar as compared to the euro. The Americas region also experienced a decline in airfreight export volumes, but this was offset by pricing increases, resulting in an overall increase in net airfreight forwarding revenues for the region.

Ocean freight forwarding net revenue increased $1.3 million, or 8%, to $16.1 million for the quarter ended April 30, 2003 compared to $14.8 million for the same prior year period, with increases in the Asia Pacific and Europe regions partially offset by decreases in Africa and the Americas regions. The Asia Pacific region reported increased net ocean freight forwarding revenue during the first quarter of fiscal 2004 as compared to the prior year comparable period due primarily to increases in volumes. Many of the Asia Pacific region’s currencies are tied to the United States dollar and, accordingly, currency fluctuations did not play a significant role in the current quarter’s results for the region when compared to the prior year quarter. The Europe region also reported increased net ocean freight forwarding revenue during the first quarter of fiscal 2004 as compared to first quarter of fiscal 2003 primarily as a result of the weakened dollar as compared to the euro during the current quarter versus the prior year quarter, as volumes were down slightly during the first quarter of fiscal 2004 as compared to first quarter of fiscal 2003. While the Americas region’s volumes increased, pricing pressures depressed net ocean freight forwarding revenue in the region during the first quarter of fiscal 2004 as compared to the prior year comparable period. Net ocean freight forwarding revenue was also down in Africa, primarily as a result of lower volumes in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. Such lower volumes in Africa were partially offset by reported increases in ocean freight forwarding net revenue resulting from the stronger South African rand versus the United States dollar during the first quarter of fiscal 2004 as compared to the comparable prior year quarter.

Customs brokerage net revenue increased $0.9 million, or 6%, to $14.3 million for the first quarter of fiscal 2004 compared to $13.4 million for the same prior year period. Customs brokerage net revenue increased primarily as a result of an increase in the amount of clearances that we processed during the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003.

Contract logistics net revenue increased $36.7 million, or 552%, to $43.4 million for the first quarter of fiscal 2004 compared to $6.7 million for the first quarter of fiscal 2003. This increase was primarily due to the contributions from the Standard acquisition, which contributed approximately $32.5 million of contract logistics net revenue in the first quarter of fiscal 2004.

Other net revenue, which includes revenue from our other logistics-related services such as road freight and other transportation services, consulting, order management, planning and optimization services, increased $5.1 million, or 65%, to $12.8 million for the first quarter of fiscal 2004 compared to $7.7 million for the first quarter of fiscal 2003. This increase is primarily due to the contribution of Standard of approximately $2.6 million and increased net other revenues reported in the Africa region as a result of the stronger South African rand as compared to the United States dollar during the quarter.

Staff costs increased $30.8 million, or 78%, to $70.4 million for the first quarter of fiscal 2004 from $39.6 million for the same prior year period. Staff costs also increased as a percentage of net revenue, from 52% in the first quarter of fiscal 2003 to 54% in the first quarter of fiscal 2004. The increase was due primarily to costs associated with our addition of personnel in connection with the Standard acquisition and higher reported costs in the Africa region over the prior year as a result of the stronger South African rand as compared to the United States dollar during the quarter.

Depreciation and amortization expense increased $1.2 million, or 48% to $3.5 million for the first quarter of fiscal 2004 from $2.3 million in the comparable prior year period. As a percentage of net revenue, it remained constant at 3%, for the quarter ended April 30, 2003 as compared to the comparable quarter in the prior year.

Amortization of intangible assets increased $0.1 million, or 100%, in the first quarter of fiscal 2004 versus the first quarter of fiscal 2003, as it relates to intangible assets acquired with Standard in the third quarter of fiscal 2003.

Other operating expenses increased by $19.2 million, or 71%, to $46.3 million in the first quarter of fiscal 2004 compared to $27.1 million for the same prior year period. These expenses increased primarily as a result of the acquisition of Standard and the increased costs reported by the Africa region as a result of the weakening United States dollar against the South African rand during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. Included in other operating expenses for the first quarter of fiscal 2004 are facilities and communications costs of $15.2 million compared to $9.7 million of such costs for the same prior year period. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the quarter ended April 30, 2003, selling, general and administrative costs were $31.1 million compared to $17.4 million for the same prior year period. When expressed as a percentage of net revenue, other operating expenses remained constant at 35% for the quarter ended April 30, 2003 versus the comparable prior year period.

Interest income increased $0.7 million, or 99%, to $1.5 million in the first quarter of fiscal 2004, as compared to $0.8 million in the first quarter of fiscal 2003, primarily due to higher cash balances on deposit during the first quarter of fiscal 2004.

Interest expense, which consisted primarily of interest on our credit facilities and capitalized lease obligations, increased $0.2 million, or 21%, to $1.4 million in the first quarter of fiscal 2004, as compared to $1.1 million in the first quarter of fiscal 2003, primarily due to higher interest rates on borrowings in South Africa during the first quarter of fiscal 2004, as well as the effect of the weakening U.S. dollar as compared to the South African rand during the current quarter.

The effective income tax rate decreased to 24% in the first quarter of fiscal 2004 compared to 29% in the same prior year period. This decrease was primarily due to an increase in the taxable income from the Asia Pacific region, which historically has lower tax rates than the company’s average tax rate, partially offset by an increase in the taxable income from the Americas region which historically has higher tax rates than the company’s average tax rate. Our overall effective tax rate is impacted by the geographic composition of our worldwide earnings and is therefore subject to change.

Net income increased 68% to $8.0 million in the first quarter of fiscal 2004 as compared to $4.8 million in the comparable prior year period for the reasons listed above.

Liquidity and Capital Resources

Historically, we have used our internally generated cash flow from operations along with the net proceeds from the issuance of share capital to fund our working capital requirements, capital expenditures, acquisitions and debt service.

In the first quarter of fiscal 2004, we generated $0.1 million of cash from our operating activities, which is lower than in the comparable period in the prior year primarily because we used $6.7 million of cash to reduce trade payables and other accrued liabilities as compared to our increase of trade payables and other current liabilities in the prior year. Added to the reduction in payables was an increase in trade receivables and other current assets of $4.8 million for a total increase in working capital of $11.5 million during the first quarter of fiscal 2004. The decrease in trade payables and other accrued liabilities and increase in trade receivables was primarily due to timing of duty disbursements payments as we handled some exceptionally high value shipments in the last few days of April for which we disbursed duties of $5.5 million, thereby decreasing trade payables and increasing trade receivables at quarter-end.

During the first quarter of fiscal 2004, we used approximately $4.9 million of cash for capital expenditures, approximately half of which was for computer hardware and software purchases. We elected to pay cash for certain capital assets instead of leasing them, as we historically have done, because of the low interest rates being received on our cash deposits during the quarter. The balance of the cash used in our investing activities was primarily for increases in long-term deposits, and earn-out payments made in the first quarter of fiscal 2004 related to acquisitions made in prior years.

Our financing activities during the first quarter of fiscal 2004 used $12.7 million of cash, primarily due to reductions on our bank lines of credit and short-term borrowings totaling $12.1 million. These activities, in addition to foreign exchange rate changes, resulted in a net decrease in our cash and cash equivalents to $147.4 million at April 30, 2003 from $168.1 million at January 31, 2003.

We have various bank credit facilities established in countries where such facilities are required for our business. At April 30, 2003 these facilities provided for individual lines of credit ranging from approximately $0.1 million to $38.4 million, and in total provided for guarantees, which are a necessary part of our business, of $58.8 million and a total borrowing capacity of approximately $149.3 million at April 30, 2003. Due to the global nature of our business, we utilize a number of financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Our borrowings under these facilities totaled $27.7 million at April 30, 2003. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 2.7% to 17.8% at April 30, 2003. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. While the majority of our borrowings are due and payable within one year, we believe we will be able to renew such facilities on commercially reasonable terms.

Our two largest facilities are with Nedcor Bank Limited and General Electric Capital Corporation. Our facility with Nedcor Bank Limited totals 24.3 million British pounds sterling (equivalent to approximately $38.4 million as of April 30, 2003). This facility is primarily used for guarantees and standby letters of credit to secure banking facilities and performance undertakings of our subsidiary companies. The facility is available on an ongoing basis until further notice, subject to Nedcor Bank’s credit review procedures and may be terminated by the bank at any time. The facility is secured by cross guarantees and indemnities of selected subsidiary companies. UTi, United States, Inc., our U.S. operating company, has a revolving credit facility with General Electric Capital Corporation which provides for up to $29.0 million of borrowings based on a formula of eligible accounts receivable. The credit facility is secured by substantially all of the assets of the U.S. operating company and its subsidiaries as well as a pledge of the stock of the U.S. operating company and its subsidiaries. This credit facility matures in August 2003 and contains financial and other covenants and restrictions applicable to our U.S. operations and a change of control provision applicable to changes at our U.S. holding company level. This agreement limits the right of the U.S. operating company to distribute funds to holding companies. We are currently evaluating our alternatives with regard to this credit facility with General Electric Capital Corporation, including possibly seeking an extension of the facility or replacing the facility with a new credit facility. In the event we are unable to extend the facility or obtain a satisfactory replacement for the facility, we believe we have sufficient working capital in order to fund our U.S. operations without disruption or adverse consequences. At April 30, 2003, we had approximately $62.8 million of available, unused borrowing capacity under our bank credit facilities.

We believe that with our current cash position, various bank credit facilities and operating cash flows, we should have sufficient means to meet our working capital and liquidity requirements for the foreseeable future.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.

There have been no significant changes in the Company’s critical accounting policies during the first quarter of fiscal 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

The nature of our operations necessitates dealing in many foreign currencies. Our results are subject to fluctuations due to changes in exchange rates. We attempt to limit our exposure to changing foreign exchange rates through both operational and financial market actions. We provide services to customers in locations throughout the world and, as a result, operate with many currencies including the key currencies of North America, Latin America, Africa, Asia Pacific and Europe.

Our short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized through our use of an intercompany netting and settlement system that settles all of our intercompany trading obligations once per month. In addition, selected exposures are managed by financial market transactions in the form of forward foreign exchange contracts (typically with maturities at the end of the month following the purchase of the contract). Forward foreign exchange contracts are primarily denominated in the currencies of our principal markets. We will normally generate foreign exchange gains and losses through normal trading operations. We do not enter into derivative contracts for speculative purposes.

We do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income.

Interest Rate Risk

We are subject to changing interest rates because our debt consists primarily of short-term working capital lines, with interest rates generally linked to the prime lending rate in each country where we have credit facilities. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading or speculative purposes.

As of April 30, 2003, there had been no material changes in our exposure to market risks since January 31, 2003 as described in our annual report on Form 20-F on file with the SEC.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that the company’s disclosure controls and procedures are effective in enabling the company to record, process, summarize and report information required to be included in the company’s periodic SEC filings within the required time period.

There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the company carried out its evaluation and no corrective actions with regard to significant deficiencies and material weaknesses were undertaken.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. There were no material developments during the first quarter of fiscal 2004 in any of the legal proceedings previously disclosed under Item 8. Financial Information – Legal or Arbitration Proceedings found on page 41 of the company’s annual report on Form 20-F for the year ended January 31, 2003 on file with the Securities and Exchange Commission.

Item 5. Other Information

We determined that as of April 30, 2003, a majority of the company’s outstanding ordinary shares were directly or indirectly held by U.S. residents, and, accordingly, UTi was no longer a foreign private issuer as determined by rules promulgated by the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.3	Cautionary Statements

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date:	June 16, 2003	By:	/s/ Roger I. MacFarlane

Roger I. MacFarlane
Chief Executive Officer

I, Roger I. MacFarlane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of UTi Worldwide Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 16, 2003

/s/ Roger I. MacFarlane

Roger I. MacFarlane
Chief Executive Officer

I, Lawrence R. Samuels, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of UTi Worldwide Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 16, 2003

/s/ Lawrence R. Samuels

Lawrence R. Samuels
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.3	Cautionary Statements

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.