Form 10-Q
period 2003-07-31
UTI WORLDWIDE INC
filed 2003-09-15
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

000-31869
(Commission File Number)

UTi Worldwide Inc.

(Exact name of Registrant as Specified in its Charter)

British Virgin Islands (State or Other Jurisdiction of Incorporation or Organization)	N/A (IRS Employer Identification Number)

9 Columbus Centre, Pelican Drive Road Town, Tortola British Virgin Islands	c/o UTi, Services, Inc. 19443 Laurel Park Road, Suite 111 Rancho Dominguez, CA 90220 USA
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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒          No  ☐

At September 12, 2003, the number of shares outstanding of the issuer’s ordinary shares was 30,682,883.

UTi Worldwide Inc.

Report on Form 10-Q
For the Quarter Ended July 31, 2003

- i -

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Income Statements
For the Three and Six Months Ended July 31, 2003 and 2002
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 31,		July 31,

	2003	2002	2003	2002

		(Unaudited)
Gross revenue	$362,025	$274,819	$688,813	$510,477
Freight consolidation costs	217,166	187,286	412,535	346,015

Net revenue	144,859	87,533	276,278	164,462
Staff costs	80,134	43,988	150,554	83,608
Depreciation and amortization	3,751	2,490	7,219	4,827
Amortization of intangible assets	158	—	306	—
Other operating expenses	45,778	29,609	92,068	56,669

Operating income	15,038	11,446	26,131	19,358
Interest income	1,728	1,154	3,225	1,908
Interest expense	(1,355)	(1,164)	(2,716)	(2,288)
Gains/(losses) on foreign exchange	453	56	324	(315)

Pretax income	15,864	11,492	26,964	18,663
Income tax expense	(4,070)	(3,216)	(6,754)	(5,294)

Income before minority interests	11,794	8,276	20,210	13,369
Minority interests	(378)	(537)	(820)	(873)

Net income	$11,416	$7,739	$19,390	$12,496

Basic earnings per share	$0.38	$0.31	$0.64	$0.49
Diluted earnings per share	$0.36	$0.30	$0.62	$0.48
Number of weighted average shares used for per share calculations:
Basic shares	30,232,198	25,274,891	30,194,917	25,267,661
Diluted shares	31,432,216	25,877,748	31,306,056	25,823,315

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
As of July 31, 2003 and January 31, 2003
(in thousands, except share amounts)

	July 31,	January 31,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents, including $4,000 of restricted cash	$149,574	$168,125
Trade receivables (net of allowance for doubtful receivables of $13,344 and $11,943 as of July 31, 2003 and January 31, 2003, respectively)	275,091	247,893
Deferred income tax assets	4,089	1,592
Other current assets	34,620	30,492

Total current assets	463,374	448,102
Property, plant and equipment, net	49,880	44,566
Goodwill and other intangible assets, net	131,302	125,641
Investments	822	847
Deferred income tax assets	2,228	1,227
Other non-current assets	9,004	6,692

Total assets	$656,610	$627,075

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$31,804	$33,458
Short-term borrowings	2,772	9,121
Current portion of capital lease obligations	2,320	2,539
Trade payables and other accrued liabilities	248,409	236,548
Income taxes payable	10,024	8,083
Deferred income tax liabilities	995	489

Total current liabilities	296,324	290,238
Long-term borrowings	102	199
Capital lease obligations	7,324	7,111
Deferred income tax liabilities	1,957	1,643
Retirement fund obligations	1,111	1,016
Minority interests	3,404	2,699
Commitments and contingencies
Shareholders’ equity:
Common stock - ordinary shares of no par value: 30,669,607 and 30,551,124 shares issued and outstanding as of July 31, 2003 and January 31, 2003, respectively	312,815	311,161
Retained earnings	80,473	63,973
Accumulated other comprehensive loss	(46,900)	(50,965)

Total shareholders’ equity	346,388	324,169

Total liabilities and shareholders’ equity	$656,610	$627,075

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2003 and 2002
(in thousands)

	Six months ended
	July 31,

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$19,390	$12,496
Adjustments to reconcile net income to net cash provided by operations:
Stock compensation costs	87	91
Depreciation and amortization	7,219	4,827
Amortization of intangible assets	306	—
Deferred income taxes	1,490	49
(Gain)/loss on disposal of property, plant and equipment	(47)	121
Other	820	873
Changes in operating assets and liabilities:
Increase in trade receivables and other current assets	(20,776)	(21,817)
Increase in trade payables and other current liabilities	5,341	18,600

Net cash provided by operating activities	13,830	15,240

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,018)	(4,542)
Proceeds from disposal of property, plant and equipment	312	307
Increase in other non-current assets	(1,077)	(25)
Acquisitions and contingent earn-out payments	(8,044)	(6,606)
Purchases of other investments	(170)	—

Net cash used in investing activities	(17,997)	(10,866)

FINANCING ACTIVITIES:
Decrease in bank lines of credit	(1,653)	(7,259)
Decrease in short-term borrowings	(6,346)	(57)
Long-term borrowings — repaid	(116)	(968)
Repayments of capital lease obligations	(1,739)	(2,263)
Decrease in minority interests	(327)	(170)
Net proceeds from the issuance of ordinary shares	1,567	426
Dividends paid	(2,890)	(1,929)

Net cash used in financing activities	(11,504)	(12,220)

Net decrease in cash and cash equivalents	(15,671)	(7,846)
Cash and cash equivalents at beginning of period	168,125	87,594
Effect of foreign exchange rate changes on cash	(2,880)	(483)

Cash and cash equivalents at end of period	$149,574	$79,265

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended July 31, 2003 and 2002 (Unaudited)

NOTE 1. Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain reclassifications have been made to conform prior year data to the current year presentation. Operating results for the three and six months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004 or any other future periods.

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

Pro Forma Information – Stock Options

As of July 31, 2003, the Company had five stock-based employee compensation plans which are accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related Interpretations. Compensation costs are recorded in net income for stock options that have an exercise price below the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, the following table shows the estimated effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Six months ended
	July 31,		July 31,

	2003	2002	2003	2002

Net income as reported	$11,416	$7,739	$19,390	$12,496
Stock-based employee compensation expense included in reported net income, net of income taxes	42	46	87	91
Total stock-based compensation expense determined under the fair value based method, net of income taxes	(1,032)	(791)	(2,083)	(1,452)

Pro forma net income	$10,426	$6,994	$17,394	$11,135

Earnings per share, as reported:
Basic earnings per share	$0.38	$0.31	$0.64	$0.49
Diluted earnings per share	$0.36	$0.30	$0.62	$0.48
Earnings per share, pro forma:
Basic earnings per share	$0.34	$0.28	$0.58	$0.44
Diluted earnings per share	$0.33	$0.27	$0.56	$0.43

Pro Forma Information – Acquisitions

Effective May 1, 2003 and July 1, 2003, the Company acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt) Ltd. and 50% of the issued and outstanding shares of Kite Logistics (Pty) Limited, respectively. Effective October 1, 2002 and November 1, 2002, the Company acquired 100% of the issued and outstanding share capital of Standard Corporation and Zeracon Limited, respectively. The following table shows the supplemental pro forma information as though the Company’s acquisitions had occurred February 1, 2002.

	Three months ended July 31			Six months ended July 31

			Diluted			Diluted
	Gross	Net	earnings	Gross	Net	earnings
	revenue	income	per share *	revenue	income	per share *

2003:
As reported	$362,025	$11,416	$0.36	$688,813	$19,390	$0.62
Acquisitions	9,754	89	0.00	19,936	113	0.00

Total	$371,779	$11,505	0.37	$708,749	$19,503	0.62

2002:
As reported	$274,819	$7,739	$0.30	$510,477	$12,496	$0.48
Acquisitions	57,702	(1,117)	(0.04)	90,137	(293)	(0.01)

Total	$332,521	$6,622	0.25	$600,614	$12,203	0.47

*	Earnings per share were calculated using 31,432,216 and 31,306,056 diluted ordinary shares for the three and six months ended July 31, 2003, respectively, and 26,042,132 and 25,987,699 diluted ordinary shares for the three and six months ended July 31, 2002, respectively.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and to amend the disclosure requirements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2003, while certain disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for its year ended January 31, 2003 and the interim disclosure provisions in its financial reports for its year beginning February 1, 2003. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

NOTE 3. Earnings per Share

	Three months ended		Six months ended
	July 31,		July 31,

	2003	2002	2003	2002

Basic earnings per share:
Net income	$11,416	$7,739	$19,390	$12,496
Weighted average number of ordinary shares	30,232,198	25,274,891	30,194,917	25,267,661

Basic earnings per share	$0.38	$0.31	$0.64	$0.49

	Three months ended		Six months ended
	July 31,		July 31,

	2003	2002	2003	2002

Diluted earnings per share:
Net income	$11,416	$7,739	$19,390	$12,496
Weighted average number of ordinary shares	30,232,198	25,274,891	30,194,917	25,267,661
Incremental shares required for diluted earnings per share related to employee stock options	1,200,018	602,857	1,111,139	555,654

Diluted weighted average number of shares	31,432,216	25,877,748	31,306,056	25,823,315

Diluted earnings per share	$0.36	$0.30	$0.62	$0.48

Cash dividends paid per share	$0.095	$0.075	$0.095	$0.075

The above number of shares excludes any contingently issuable ordinary shares. For the three and six months ended July 31, 2003, there were 137,500 and 149,500 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares.

NOTE 4. Other Comprehensive Income

	Three months ended		Six months ended
	July 31,		July 31,

	2003	2002	2003	2002

Net income	$11,416	$7,739	$19,390	$12,496
Other comprehensive (loss)/income, net of tax:
Foreign exchange translation adjustments	(567)	3,432	4,065	6,959

Comprehensive income	$10,849	$11,171	$23,455	$19,455

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

	Three months ended July 31, 2003

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$104,435	$114,281	$96,169	$47,140	$—	$362,025

Net revenue	$31,513	$65,147	$21,147	$27,052	$—	$144,859
Staff costs	18,132	38,518	8,897	13,198	1,389	80,134
Depreciation and amortization	1,074	1,022	550	742	363	3,751
Amortization of intangible assets	—	149	—	9	—	158
Other operating expenses	9,174	21,432	5,412	8,357	1,403	45,778

Operating income/(loss)	$3,133	$4,026	$6,288	$4,746	$(3,155)	15,038

Interest income						1,728
Interest expense						(1,355)
Gains on foreign exchange						453

Pretax income						15,864
Income tax expense						(4,070)

Income before minority interests						$11,794

Capital expenditures	$1,022	$1,189	$824	$901	$699	$4,635

Segment assets at quarter-end	$148,609	$172,031	$128,177	$147,306	$60,487	$656,610

	Three months ended July 31, 2002

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$93,229	$68,561	$79,375	$33,654	$—	$274,819

Net revenue	$24,927	$23,634	$17,340	$21,632	$—	$87,533
Staff costs	13,341	13,771	7,175	8,585	1,116	43,988
Depreciation and amortization	844	503	487	462	194	2,490
Other operating expenses	7,050	7,406	4,912	9,264	977	29,609

Operating income/(loss)	$3,692	$1,954	$4,766	$3,321	$(2,287)	11,446

Interest income						1,154
Interest expense						(1,164)
Gains on foreign exchange						56

Pretax income						11,492
Income tax expense						(3,216)

Income before minority interests						$8,276

Capital expenditures	$2,806	$470	$459	$1,275	$26	$5,036

Segment assets at quarter-end	$124,249	$100,886	$103,324	$89,403	$28,872	$446,734

	Six months ended July 31, 2003

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$203,368	$217,395	$180,002	$88,048	$—	$688,813

Net revenue	$58,997	$122,446	$40,258	$54,577	$—	$276,278
Staff costs	34,383	71,688	17,060	24,788	2,635	150,554
Depreciation and amortization	2,115	2,002	1,062	1,404	636	7,219
Amortization of intangible assets	—	297	—	9	—	306
Other operating expenses	17,691	41,026	10,319	20,561	2,471	92,068

Operating income/(loss)	$4,808	$7,433	$11,817	$7,815	$(5,742)	26,131

Interest income						3,225
Interest expense						(2,716)
Gains on foreign exchange						324

Pretax income						26,964
Income tax expense						(6,754)

Income before minority interests						$20,210

Capital expenditures	$1,977	$3,429	$1,384	$2,337	$699	$9,826

Segment assets at quarter-end	$148,609	$172,031	$128,177	$147,306	$60,487	$656,610

	Six months ended July 31, 2002

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$172,467	$130,103	$144,529	$63,378	$—	$510,477

Net revenue	$46,729	$45,342	$32,181	$40,210	$—	$164,462
Staff costs	24,727	27,020	13,812	15,974	2,075	83,608
Depreciation and amortization	1,603	1,141	946	872	265	4,827
Other operating expenses	13,378	14,349	9,450	17,023	2,469	56,669

Operating income/(loss)	$7,021	$2,832	$7,973	$6,341	$(4,809)	19,358

Interest income						1,908
Interest expense						(2,288)
Losses on foreign exchange						(315)

Pretax income						18,663
Income tax expense						(5,294)

Income before minority interests						$13,369

Capital expenditures	$3,548	$894	$937	$2,517	$26	$7,922

Segment assets at quarter-end	$124,249	$100,886	$103,324	$89,403	$28,872	$446,734

The following table shows the gross revenue and net revenue attributable to the Company’s principal services.

	Three months ended		Six months ended
	July 31,		July 31,

	2003	2002	2003	2002

Gross revenues:
Airfreight forwarding	$167,971	$152,053	$327,052	$283,110
Ocean freight forwarding	88,589	70,375	162,911	133,323
Customs brokerage	17,207	15,501	32,241	29,498
Contract logistics	56,601	14,057	107,908	25,471
Other	31,657	22,833	58,701	39,075

	$362,025	$274,819	$688,813	$510,477

Net revenues:
Airfreight forwarding	$48,216	$38,331	$93,146	$72,612
Ocean freight forwarding	18,931	16,608	34,989	31,436
Customs brokerage	16,183	14,531	30,448	27,947
Contract logistics	47,139	8,880	90,517	15,538
Other	14,390	9,183	27,178	16,929

	$144,859	$87,533	$276,278	$164,462

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the six months ended July 31, 2003 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total

Balance as of February 1, 2003	$23,827	$34,908	$43,732	$14,177	$116,644
Acquisitions and contingent earn-out payments made	575	308	1,055	3,341	5,279
Reduction due to reversal of valuation allowance on deferred taxes	—	(4,002)	—	—	(4,002)
Foreign currency translation and other adjustments	678	364	1,245	403	2,690

Balance as of July 31, 2003	$25,080	$31,578	$46,032	$17,921	$120,611

The amortized intangible assets as of July 31, 2003 relate primarily to the estimated fair value of the customer contracts and customer relationships acquired with Standard Corporation and Kite Logistics (Pty) Limited and had a gross carrying amount of $11,195, accumulated amortization expense of $504 and a net value of $10,691. Amortization expense totaled $158 and $306 for the three and six months ended July 31, 2003, respectively, and we expect the amortization expense for these intangible assets to be approximately $711 per year for each of the next five years.

The purchase price allocations for IndAir Carriers (Pvt) Ltd. and Kite Logistics (Pty) Limited have not been finalized as of July 31, 2003.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Six months ended
	July 31,

	2003	2002

Non-cash activities:
Additions to capital leases	$808	$3,380
Cash (received)/paid:
Interest, net	(500)	325
Income taxes	3,899	3,232

NOTE 8. Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business.

The Company is involved in litigation in Italy and England with the former ultimate owner of Per Transport SpA and related entities in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner and other entities owned by him, to third parties may be instituted against the Company. It is alleged that Per Transport SpA guaranteed certain obligations of these other entities owned by the former ultimate owner. The Company believes that these guarantees are the responsibility of the former ultimate owner. These guarantees were made prior to its acquisition, were not disclosed to the Company during its acquisition negotiations nor were they disclosed in the audited statutory financial statements of Per Transport SpA. Civil and criminal proceedings have also been instituted against the former ultimate owner in relation to these guarantees. The total of all such actual and potential claims is approximately $16.9 million, based on exchange rates as of July 31, 2003. The Company believes that it has adequate defenses in relation to these claims if these proceedings are brought against it.

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

During the three months ended July 31, 2003 (which we refer to as the second quarter of fiscal 2004), the operating results of IndAir Carriers (Pvt) Ltd. and Kite Logistics (Pty) Limited are included in the company’s financial statements since the effective dates of the acquisitions. Effective May 1, 2003, the company acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt) Ltd. for an initial purchase price of approximately $1.7 million. Effective July 1, 2003, the company acquired 50% of the issued and outstanding shares of Kite Logistics (Pty) Limited for an initial purchase price of approximately $5.3 million.

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

Important factors that the company believes might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q (filed as Exhibit 99.3 to the company’s Form 10-Q for the three months ended April 30, 2003, and incorporated herein by reference), which are incorporated in this Form 10-Q by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Discussion of Results

Our business operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa. Gross revenue is recognized in the region in which the shipment originates. Our gross revenue by geographic segment is set forth in the following table (in thousands):

	Three months ended July 31,				Six months ended July 31,

	2003		2002		2003		2002

	Gross	% of	Gross	% of	Gross	% of	Gross	% of
	revenue	total	revenue	total	revenue	total	revenue	total

Europe	$104,435	29%	$93,229	34%	$203,368	29%	$172,467	34%
Americas	114,281	32	68,561	25	217,395	32	130,103	26
Asia Pacific	96,169	26	79,375	29	180,002	26	144,529	28
Africa	47,140	13	33,654	12	88,048	13	63,378	12

Total	$362,025	100%	$274,819	100%	$688,813	100%	$510,477	100%

Gross revenue increased $87.2 million, or 32%, and $178.3 million, or 35%, for the three and six months ended July 31, 2003 as compared to the comparable prior year periods, respectively primarily due to increases in gross revenue from our operations excluding gross revenue attributable to Standard Corporation (which we refer to as Standard), which the company acquired effective October 1, 2002, the contribution to gross revenue from the operations of Standard and the effect of the weakening dollar versus primarily the euro and South African rand. We estimate that, using currency exchange rates in effect for the first half of fiscal 2003, our gross revenues for the first half of fiscal 2004 would have reflected a growth rate of 26% on a constant currency basis. Of this increase, we estimate that acquisitions accounted for less than two-thirds of the growth for the first half of fiscal 2004 versus the comparable period in the prior fiscal year on a constant currency basis.

We believe that net revenue is a better measure than gross revenue of the importance to us of our various services since our gross revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Net revenue derived from freight forwarding generally is shared between the points of origin and destination. Our gross revenue in our other capacities, including contract logistics, includes only commissions and fees earned by us and is substantially the same as our net revenue. The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended		Six months ended
	July 31,		July 31,

	2003	2002	2003	2002

Net revenues:
Airfreight forwarding	33%	44%	34%	44%
Ocean freight forwarding	13	19	12	19
Customs brokerage	11	17	11	17
Contract logistics	33	10	33	10
Other	10	10	10	10

Total net revenues	100	100	100	100
Staff costs	55	50	54	51
Depreciation and amortization	3	3	3	3
Amortization of intangible assets	*	—	*	—
Other operating expenses	32	34	33	34

Operating income	10	13	9	12
Interest income	1	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Gains/(losses) on foreign exchange	*	*	*	*

Pretax income	10	13	10	11
Income tax expense	(3)	(4)	(2)	(3)
Minority interests	*	*	*	*

Net income	8%	9%	7%	8%

*	Less than one percent.

Three months ended July 31, 2003 compared to three months ended July 31, 2002

Net revenue increased $57.4 million, or 65% to $144.9 million for the second quarter of fiscal 2004 compared to $87.5 million for the three months ended July 31, 2002 (which we refer to as the second quarter of fiscal 2003). Net revenue for the second quarter of fiscal 2004 benefited from acquisitions made during the last half of fiscal 2003, primarily Standard, which had net revenues of $40.1 million for the current quarter, and from acquisitions made during the second quarter of fiscal 2004, which added $1.0 million of net revenue during the second quarter of fiscal 2004. Additionally, net revenue was favorably impacted by foreign currency exchange rates for the second quarter of fiscal 2004 versus the comparable period in the prior year, primarily in the Africa and Europe regions. We estimate that, using currency exchange rates in effect for the second quarter of fiscal 2003, our net revenues for the second quarter of fiscal 2004 would have reflected a growth rate of 58% on a constant currency basis. On a constant currency basis excluding the impact of acquisitions, net revenue grew 10% during the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.

Airfreight forwarding net revenue increased $9.9 million, or 26%, to $48.2 million for the second quarter of fiscal 2004 compared to $38.3 million for the second quarter of fiscal 2003, with all regions reporting increased airfreight forwarding net revenues over the prior year, primarily due to improved yields (i.e., airfreight forwarding net revenue divided by airfreight forwarding gross revenue) and favorable exchange rates. While the airfreight forwarding net revenue in Europe and Africa regions benefited from the impact of the foreign currency exchange rates for the second quarter of fiscal 2004 versus the second quarter of fiscal 2003, Europe’s airfreight forwarding net revenue increase also resulted from a higher yield, but was tempered by lower export volumes, while Africa’s airfreight forwarding net revenue benefited from higher volumes as compared to the second quarter of fiscal 2003, but was partially offset by a lower yield. Airfreight forwarding net revenue in the Asia Pacific region increased primarily because of both higher volumes and a higher yield. The Americas region experienced a decline in airfreight export volumes, but the decline in volumes was offset by a higher yield, resulting in an overall increase in net airfreight forwarding revenues for the region.

Ocean freight forwarding net revenue increased $2.3 million, or 14%, to $18.9 million for the second quarter of fiscal 2004 compared to $16.6 million for the same prior year period, with all regions reporting increases. The ocean freight forwarding net revenue for the Europe and Africa regions benefited from, primarily, the stronger euro and South African rand, respectively, versus the United States dollar during the second quarter of fiscal 2004 as compared to the comparable prior year quarter. The Asia Pacific region reported increased net ocean freight forwarding revenue during the second quarter of fiscal 2004 as compared to the prior year comparable period due primarily to increases in volumes, but this increase in volume was partially offset by the decline in ocean freight forwarding yield caused by the general price increases from ocean carriers which were generally passed through to customers as submitted by the shipping lines.

Customs brokerage net revenue increased $1.7 million, or 11%, to $16.2 million for the second quarter of fiscal 2004 compared to $14.5 million for the same prior year period. Customs brokerage net revenue increased primarily as a result of an increase in the amount of clearances that we processed during the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003.

Contract logistics net revenue increased $38.2 million, or 431%, to $47.1 million for the second quarter of fiscal 2004 compared to $8.9 million for the second quarter of fiscal 2003. This increase was primarily due to the contribution from the Standard acquisition, which contributed approximately $33.1 million of contract logistics net revenue in the second quarter of fiscal 2004.

Other net revenue, which includes revenue from our other logistics-related services such as road freight and other transportation services, consulting, order management, planning and optimization services, increased $5.2 million, or 57%, to $14.4 million for the second quarter of fiscal 2004 compared to $9.2 million for the second quarter of fiscal 2003. This increase is primarily due to the contribution of Standard of approximately $7.0 million, partially offset by declines in other net revenue in the Europe region during the quarter as the road freight business in that region continued to be negatively impacted by its reorganization which was started in the quarter ended April 30, 2003.

Staff costs increased $36.1 million, or 82%, to $80.1 million for the second quarter of fiscal 2004 from $44.0 million for the same prior year period. Staff costs also increased as a percentage of net revenue, from 50% in the second quarter of fiscal 2003 to 55% in the second quarter of fiscal 2004. The increase was due primarily to costs associated with our addition of personnel in connection with the Standard acquisition, as well as the Zeracon acquisition, which was completed in November 2002, and higher reported costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the United States dollar during the quarter. Standard’s contract logistics business has historically experienced higher staff costs as a percentage of net revenues than our freight forwarding operations so we expect staff costs to generally be higher as a percentage of net revenues as compared to our historic trends. This, however, will vary according to customer demand and seasonality in our freight forwarding operations, among other factors.

Depreciation and amortization expense increased $1.3 million, or 51% to $3.8 million for the second quarter of fiscal 2004 from $2.5 million in the comparable prior year period. As a percentage of net revenue, it remained constant at 3%, for the second quarter of fiscal 2004 as compared to the comparable quarter in the prior year.

Amortization of intangible assets increased $0.2 million, or 100%, in the second quarter of fiscal 2004 versus the second quarter of fiscal 2003, as it relates to intangible assets acquired with Standard in the third quarter of fiscal 2003 and, to a lesser degree, the intangible assets acquired with Kite Logistics effective July 1, 2003.

Other operating expenses increased by $16.2 million, or 55%, to $45.8 million in the second quarter of fiscal 2004 compared to $29.6 million for the second quarter of fiscal 2003. These expenses increased primarily as a result of the acquisition of Standard and the increased costs reported by the Europe and Africa regions as a result of the weakening United States dollar against the euro and South African rand, respectively, during the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. Included in other operating expenses for the second quarter of fiscal 2004 are facilities and communications costs of $16.4 million compared to $10.5 million of such costs for the same prior year period. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the second quarter of fiscal 2004, selling, general and administrative costs were $29.4 million compared to $19.1 million for the same prior year period. When expressed as a percentage of net revenue, other operating expenses declined to 32% for the second quarter of fiscal 2004 from 34% the comparable prior year period.

Interest income increased $0.5 million, or 50%, to $1.7 million in the second quarter of fiscal 2004, as compared to $1.2 million in the second quarter of fiscal 2003, primarily due to higher cash balances on deposit during the second quarter of fiscal 2004.

Interest expense, which consisted primarily of interest on our credit facilities and capitalized lease obligations, increased $0.2 million, or 16%, to $1.4 million in the second quarter of fiscal 2004, as compared to $1.2 million in the second quarter of fiscal 2003, primarily due to higher interest rates on borrowings in South Africa during the second quarter of fiscal 2004, as well as the effect of the weakening U.S. dollar as compared to the South African rand during the current quarter.

The effective income tax rate decreased to 26% in the second quarter of fiscal 2004 compared to 28% in the same prior year period. This decrease was primarily due to an increase in the taxable income from the Asia Pacific region, which historically has lower tax rates than the company’s average tax rate, partially offset by an increase in the taxable income from the Americas region which historically has higher tax rates than the company’s average tax rate. In addition, we had higher interest income and gains on foreign exchange, which were in low tax jurisdictions, in the second quarter of fiscal 2004 compared to the comparable prior year period. Our overall effective tax rate is impacted by the geographic composition of our worldwide earnings and is therefore subject to change.

Net income increased 48% to $11.4 million in the second quarter of fiscal 2004 as compared to $7.7 million in the comparable prior year period for the reasons listed above.

Six months ended July 31, 2003 compared to six months ended July 31, 2002

Net revenue increased $111.8 million, or 68% to $276.3 million for the six months ended July 31, 2003 (which we refer to as the first half of fiscal 2004) compared to $164.5 million for the six months ended July 31, 2002 (which we refer to as the first half of fiscal 2003). Net revenue for the first half of fiscal 2004 benefited from acquisitions made during the last half of fiscal 2003, primarily Standard, which had net revenues of $75.2 million for the first half of fiscal 2004, and from acquisitions made during the second quarter of fiscal 2004. Additionally, net revenue was favorably impacted by foreign currency exchange rates for first half of fiscal 2004 versus the comparable period in the prior year, primarily in the Africa and Europe regions. We estimate that, using currency exchange rates in effect for the first half of fiscal 2003, our net revenues for the first half of fiscal 2004 would have reflected a growth rate of 63% on a constant currency basis. On a constant currency basis excluding the impact of acquisitions, net revenue grew approximately 16% during the first half of fiscal 2004 as compared to the first half of fiscal 2003.

Airfreight forwarding net revenue increased $20.5 million, or 28%, to $93.1 million for the first half of fiscal 2004 compared to $72.6 million for the first half of fiscal 2003, with all regions reporting increased airfreight forwarding net revenues over the comparable period in the prior year generally due to improved yields, favorable exchange rates and higher volumes in total. The increase in the Asia Pacific region was primarily due to higher volumes and to a higher airfreight forwarding yield in the first half of fiscal 2004 as compared to the first half of fiscal 2003. The Africa region also had higher airfreight volumes and benefited to a lesser degree from the weakening dollar as compared to the South African rand during the first half of fiscal 2004 as compared to the first half of fiscal 2003. Although airfreight export volumes in the Europe and Americas regions were down in the first half of fiscal 2004 versus the first half of fiscal 2003, both regions reported an increase in airfreight forwarding net revenue because of higher airfreight yields and, for the Europe region, the weakening dollar as compared to the euro.

Ocean freight forwarding net revenue increased $3.6 million, or 11%, to $35.0 million for the first half of fiscal 2004 compared to $31.4 million for the first half of fiscal 2003, with increases in the Asia Pacific and Europe regions partially offset by decreases in Africa and the Americas regions. The Asia Pacific region reported increased net ocean freight forwarding revenue during the first half of fiscal 2004 as compared to the prior year comparable period due primarily to increases in volumes, partially offset by a lower ocean freight yield due to the general price increases from ocean carriers effective May 1, 2003 which were generally passed through to customers as submitted by the shipping lines. The Europe region also reported increased net ocean freight forwarding revenue during the first half of fiscal 2004 as compared to first half of fiscal 2003 primarily as a result of the weakened dollar as compared to the euro during the first half of fiscal 2004 versus the comparable prior year period, as volumes were down slightly during the first half of fiscal 2004 as compared to first half of fiscal 2003, but the ocean freight yield improved slightly. While the Americas region’s volumes increased, pricing pressures depressed net ocean freight forwarding revenue in the region during the first half of fiscal 2004 as compared to the prior year comparable period along with the May 1, 2003 price increases, which squeezed the ocean freight yield. Net ocean freight forwarding revenue was also down in Africa, primarily as a result of lower volumes in the first half of fiscal 2004 as compared to the first half of fiscal 2003. Such lower volumes in Africa were partially offset by reported increases in ocean freight forwarding net revenue resulting from the stronger South African rand versus the United States dollar during the first half of fiscal 2004 as compared to the comparable prior year period.

Customs brokerage net revenue increased $2.5 million, or 9%, to $30.4 million for the first half of fiscal 2004 compared to $27.9 million for the first half of fiscal 2003. Customs brokerage net revenue increased primarily as a result of an increase in the amount of clearances that we processed during the first half of fiscal 2004 compared with the first half of fiscal 2003.

Contract logistics net revenue increased $75.0 million, or 483%, to $90.5 million for the first half of fiscal 2004 compared to $15.5 million for the first half of fiscal 2003. This increase was primarily due to the contributions from the Standard acquisition, which contributed approximately $65.7 million of contract logistics net revenue in the first half of fiscal 2004.

Other net revenue, which includes revenue from our other logistics-related services such as road freight and other transportation services, consulting, order management, planning and optimization services, increased $10.3 million, or 61%, to $27.2 million for the first half of fiscal 2004 compared to $16.9 million for the first half of fiscal 2003. This increase is primarily due to the contribution of Standard of approximately $9.5 million and increased net other revenues reported in the Africa region as a result of the stronger South African rand as compared to the United States dollar during the first half of fiscal 2004 as compared to the first half of fiscal 2003, partially offset by declines in other net revenue in the

Europe region during the first half of fiscal 2004 as the road freight business in that region was negatively impacted by its reorganization.

Staff costs increased $67.0 million, or 80%, to $150.6 million for the first half of fiscal 2004 from $83.6 million for the first half of fiscal 2003. Staff costs also increased as a percentage of net revenue to 54% in the first half of fiscal 2003 from 51% in the first half of fiscal 2003, which, dependent on many factors including customer demand and seasonality, is a trend that we expect may continue. The increase was due primarily to costs associated with our addition of personnel in connection with the Standard acquisition and higher reported costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the United States dollar during the first half of fiscal 2004 as compared to the first half of fiscal 2003.

Depreciation and amortization expense increased $2.4 million, or 50% to $7.2 million for the first half of fiscal 2004 from $4.8 million in the comparable prior year period. As a percentage of net revenue, it remained constant at 3%, for the first half of fiscal 2004 as compared to the comparable period in the prior year.

Amortization of intangible assets increased $0.3 million, or 100%, in the first half of fiscal 2004 versus the first half of fiscal 2003, as it relates to intangible assets acquired with Standard in the third quarter of fiscal 2003 and, to a lesser degree, intangible assets acquired with Kite Logistics effective July 1, 2003.

Other operating expenses increased by $35.4 million, or 62%, to $92.1 million in the first half of fiscal 2004 compared to $56.7 million for the same prior year period. These expenses increased primarily as a result of the acquisition of Standard and the increased costs reported by the Europe and Africa regions as a result of the weakening United States dollar against the euro and South African rand, respectively during the first half of fiscal 2004 as compared to the first half of fiscal 2003. Included in other operating expenses for the first half of fiscal 2004 are facilities and communications costs of $31.6 million compared to $20.2 million of such costs for the same prior year period. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first half of fiscal 2004, selling, general and administrative costs were $60.5 million compared to $36.5 million for the same prior year period. When expressed as a percentage of net revenue, other operating expenses declined to 33% for the first half of fiscal 2004 versus 34% in the comparable prior year period.

Interest income increased $1.3 million, or 69%, to $3.2 million in the first half of fiscal 2004, as compared to $1.9 million in the first half of fiscal 2003, primarily due to higher cash balances on deposit during the first half of fiscal 2004.

Interest expense, which consisted primarily of interest on our credit facilities and capitalized lease obligations, increased $0.4 million, or 19%, to $2.7 million in the first half of fiscal 2004, as compared to $2.3 million in the first half of fiscal 2003, primarily due to higher interest rates on borrowings in South Africa during the first half of fiscal 2004, as well as the effect of the weakening U.S. dollar as compared to the South African rand during the current quarter.

The effective income tax rate decreased to 25% in the first half of fiscal 2004 compared to 28% in the same prior year period. This decrease was primarily due to an increase in the taxable income from the Asia Pacific region, which historically has lower tax rates than the company’s average tax rate, partially offset by an increase in the taxable income from the Americas region which historically has higher tax rates than the company’s average tax rate. In addition, we had higher interest income and gains on foreign exchange, which were in low tax jurisdictions, in the first half of fiscal 2004 compared to the comparable prior year period. Our overall effective tax rate is impacted by the geographic composition of our worldwide earnings and is therefore subject to change.

Net income increased 55% to $19.4 million in the first half of fiscal 2004 as compared to $12.5 million in comparable prior year period for the reasons listed above.

Liquidity and Capital Resources

Historically, we have used our internally generated cash flow from operations along with the net proceeds from the issuance of share capital to fund our working capital requirements, capital expenditures, acquisitions and debt service.

In the first half of fiscal 2004, we generated $13.8 million of cash from our operating activities. This resulted from net income of $19.4 million plus depreciation and amortization expense and amortization of intangible assets of $7.5 million and other items totaling $2.4 million, offset by a net increase in working capital of approximately $15.5 million. The net increase in working capital consisted of an increase in trade receivables and other current assets of $20.8 million offset by a lower increase in trade payables and other current liabilities of $5.3 million and was attributable primarily to increased revenues and related disbursements from our freight forwarding operations during June and July 2003.

During the first half of fiscal 2004, we used approximately $18.0 million of cash in our investing activities. Approximately $9.0 million of cash was used for capital expenditures, approximately half of which was for computer hardware and software purchases. We elected to pay cash for certain capital assets instead of leasing them during the first half of fiscal 2004, as we historically have done, because of the low interest rates being received on our cash deposits during the current year-to-date. The balance of the cash used in our investing activities was used primarily for acquisitions and earn-out payments made in the first half of fiscal 2004 related to acquisitions made in prior years, including $7.0 million for the current year acquisitions of IndAir Carriers and Kite Logistics, and increases in long-term deposits.

Our financing activities during the first half of fiscal 2004 used $11.5 million of cash, primarily due to reductions on our bank lines of credit and short-term borrowings totaling $8.0 million, repayments of capital lease obligations of $1.7 million and cash dividends paid of approximately $2.9 million, partially offset by net proceeds from the issuance of ordinary shares of $1.6 million. These activities, in addition to foreign exchange rate changes, resulted in a net decrease in our cash and cash equivalents to $149.6 million at July 31, 2003 from $168.1 million at January 31, 2003.

We have various bank credit facilities established in countries where such facilities are required for our business. At July 31, 2003 these facilities provided for individual lines of credit ranging from approximately $0.1 million to $38.6 million, and in total provided for guarantees, which are a necessary part of our business, of $53.0 million and a total borrowing capacity of approximately $145.0 million at July 31, 2003. Due to the global nature of our business, we utilize a number of financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Our borrowings under these facilities totaled $31.8 million at July 31, 2003. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 2.5% to 17.8% at July 31, 2003. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. While the majority of our borrowings are due and payable within one year, we believe we will be able to renew such facilities on commercially reasonable terms.

Our two largest facilities are with Nedcor Bank Limited and General Electric Capital Corporation. Our facility with Nedcor Bank Limited totals 24.3 million British pounds sterling (equivalent to approximately $39.1 million as of July 31, 2003). This facility is primarily used for guarantees and standby letters of credit to secure banking facilities and performance undertakings of our subsidiary companies. The facility is available on an ongoing basis until further notice, subject to Nedcor Bank’s credit review procedures and may be terminated by the bank at any time. The facility is secured by cross guarantees and indemnities of selected subsidiary companies. UTi, United States, Inc., our U.S. operating company, has a revolving credit facility with General Electric Capital Corporation which provides for up to $29.0 million of borrowings based on a formula of eligible accounts receivable. The credit facility is secured by substantially all of the assets of the U.S. operating company and its subsidiaries as well as a pledge of the stock of the U.S. operating company and its subsidiaries. The maturity date of this credit facility was recently extended to November 2003 and the facility contains financial and other covenants and restrictions applicable to our U.S. operations and a change of control provision applicable to changes at our U.S. holding company level. This agreement limits the right of the U.S. operating company to distribute funds to holding companies. We are currently evaluating our alternatives with regard to this credit facility with General Electric Capital Corporation, including possibly seeking an extension of the facility or replacing the facility with a new credit facility. In the event we are unable to extend the facility or obtain a satisfactory replacement for the facility, we believe we have sufficient working capital in order to fund our U.S. operations without disruption or adverse consequences. At July 31, 2003, we had approximately $60.2 million of available, unused borrowing capacity under our various bank credit facilities.

We believe that with our current cash position, various bank credit facilities and operating cash flows, we should have sufficient means to meet our working capital and liquidity requirements as our operations are currently conducted for at least the next twelve months.

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

There have been no significant changes in the company’s critical accounting policies during the first half of fiscal 2004.

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

As of July 31, 2003, there had been no material changes in our exposure to market risks since January 31, 2003 as described in our annual report on Form 20-F on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies and interest rates, see “Quantitative and Qualitative Disclosures about Market Risk” in the Part I, Item 11, “Operating and Financial Review and Prospects,” of the company’s Annual Report on Form 20-F for the fiscal year ended January 31, 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of the company’s “disclosure controls and procedures,” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report the company’s disclosure controls and procedures are effective in enabling the company to record, process, summarize and report information required to be included in the company’s periodic SEC filings within the required time period.

There have been no significant changes in the company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. There were no material developments during the second quarter of fiscal 2004 in any of the legal proceedings previously disclosed under Item 8. Financial

Information – Legal or Arbitration Proceedings found on page 41 of the company’s annual report on Form 20-F for the year ended January 31, 2003 on file with the Securities and Exchange Commission.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders (members) on June 30, 2003 at which meeting our shareholders elected three class “C” Directors to our Board of Directors for a term of three years and until their respective successors are duly elected and approved an amendment to the UTi Worldwide Inc. 2000 Stock Option Plan to increase the number of ordinary shares available for issuance thereunder from 2,359,109 to 3,859,109.

The following individuals were elected as class “C” directors and received the number of votes indicated below:

Name of Nominee	Votes For	Votes Against	Abstentions

William H. Davidson	27,528,573	—	984,266
Roger I. MacFarlane	27,465,383	—	1,048,356
Matthys J. Wessels	27,465,348	—	1,048,391

     For the approval of the amendment to the UTi Worldwide Inc. 2000 Stock Option Plan, 25,674,236 votes were cast in favor, 2,677,595 were cast against and there were 164,908 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit	Description

10.1	2000 Stock Option Plan, as Amended*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Cautionary Statements***

*	Filed as Exhibit B to the company’s Definitive Proxy Statement (No. 000-31869) on June 3, 2003 and incorporated herein by reference.

**	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange

Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

***	Filed as Exhibit 99.3 to the company’s Quarterly Report on Form 10-Q (No. 000-31869) on June 16, 2003 and incorporated herein by reference.

(b)  Reports on Form 8-K

Item	Filing Date	Description

5	May 28, 2003	News release dated May 23, 2003 regarding the company’s determination that a majority of its outstanding shares were held directly or indirectly by U.S. residents and, accordingly, the company becoming subject to reporting obligations of domestic registrants.

7,9	June 16, 2003	News release dated June 10, 2003 and transcript of investor conference call held June 10, 2003 regarding the company’s financial results for its first fiscal quarter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: September 15, 2003	By:	/s/ Roger I. MacFarlane

Roger I. MacFarlane
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

10.1	2000 Stock Option Plan, as Amended*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Cautionary Statements***

*	Filed as Exhibit B to the company’s Definitive Proxy Statement (No. 000-31869) on June 3, 2003 and incorporated herein by reference.

**	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

***	Filed as Exhibit 99.3 to the company’s Quarterly Report on Form 10-Q (No. 000-31869) on June 16, 2003 and incorporated herein by reference.