Form 10-Q
period 2003-10-31
UTI WORLDWIDE INC
filed 2003-12-15
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

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
(Addresses of Principal Executive Offices and Zip Code)

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

Yes ☒            No ☐

At December 8, 2003, the number of shares outstanding of the issuer’s ordinary shares was 30,742,384.

UTi Worldwide Inc.

Report on Form 10-Q
For the Quarter Ended October 31, 2003

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Income Statements
For the Three and Nine Months Ended October 31, 2003 and 2002
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

	(Unaudited)
Gross revenue	$398,726	$321,521	$1,087,539	$831,998
Freight consolidation costs	242,181	213,992	654,716	560,007

Net revenue	156,545	107,529	432,823	271,991
Staff costs	81,206	52,436	231,760	136,044
Depreciation and amortization	3,531	2,790	10,750	7,617
Amortization of intangible assets	178	70	484	70
Other operating expenses	53,657	37,995	145,725	94,664

Operating income	17,973	14,238	44,104	33,596
Interest income	2,220	1,206	5,445	3,114
Interest expense	(1,762)	(1,252)	(4,478)	(3,540)
Losses on foreign exchange	(336)	(394)	(12)	(709)

Pretax income	18,095	13,798	45,059	32,461
Provision for income taxes	(4,419)	(3,891)	(11,173)	(9,185)

Income before minority interests	13,676	9,907	33,886	23,276
Minority interests	(498)	(437)	(1,318)	(1,310)

Net income	$13,178	$9,470	$32,568	$21,966

Basic earnings per share	$0.43	$0.37	$1.08	$0.87
Diluted earnings per share	$0.42	$0.37	$1.04	$0.85
Number of weighted average shares used for per share calculations:
Basic shares	30,301,508	25,346,730	30,236,777	25,315,265
Diluted shares	31,539,692	25,822,416	31,392,561	25,797,360

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
As of October 31, 2003 and January 31, 2003
(in thousands, except share amounts)

	October 31,	January 31,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents (including $4,000 of restricted cash as of October 31, 2003 and January 31, 2003)	$165,890	$168,125
Trade receivables (net of allowance for doubtful receivables of $14,127 and $11,943 as of October 31, 2003 and January 31, 2003, respectively)	302,024	247,893
Deferred income tax assets	4,164	1,592
Other current assets	36,144	30,492

Total current assets	508,222	448,102
Property, plant and equipment, net	52,814	44,566
Goodwill and other intangible assets, net	141,591	125,641
Investments	1,128	847
Deferred income tax assets	2,221	1,227
Other non-current assets	9,571	6,692

Total assets	$715,547	$627,075

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$34,351	$33,458
Short-term borrowings	2,471	9,121
Current portion of capital lease obligations	2,109	2,539
Trade payables and other accrued liabilities	281,433	236,548
Income taxes payable	11,778	8,083
Deferred income tax liabilities	383	489

Total current liabilities	332,525	290,238
Long-term borrowings	96	199
Capital lease obligations	7,668	7,111
Deferred income tax liabilities	2,100	1,643
Retirement fund obligations	1,219	1,016
Minority interests	3,752	2,699
Commitments and contingencies
Shareholders’ equity:
Common stock - ordinary shares of no par value: 30,736,142 and 30,551,124 shares issued and outstanding as of October 31, 2003 and January 31, 2003, respectively	313,814	311,161
Retained earnings	93,651	63,973
Accumulated other comprehensive loss	(39,278)	(50,965)

Total shareholders’ equity	368,187	324,169

Total liabilities and shareholders’ equity	$715,547	$627,075

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2003 and 2002
(in thousands)

	Nine months ended
	October 31,

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$32,568	$21,966
Adjustments to reconcile net income to net cash provided by operations:
Stock compensation costs	130	137
Depreciation and amortization	10,750	7,617
Amortization of intangible assets	484	70
Deferred income taxes	1,009	(291)
Loss on disposal of property, plant and equipment	194	129
Other	1,318	1,349
Changes in operating assets and liabilities:
Increase in trade receivables and other current assets	(40,113)	(41,014)
Increase in trade payables and other current liabilities	30,271	35,703

Net cash provided by operating activities	36,611	25,666
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,759)	(7,113)
Proceeds from disposal of property, plant and equipment	584	365
Increase in other non-current assets	(794)	—
Acquisitions and contingent earn-out payments	(14,269)	(54,756)
Other	(444)	(442)

Net cash used in investing activities	(28,682)	(61,946)
FINANCING ACTIVITIES:
Increase in bank lines of credit	893	24,894
Decrease in short-term borrowings	(6,368)	(991)
Long-term borrowings — repaid	(130)	(1,109)
Repayments of capital lease obligations	(2,608)	(2,515)
Decrease in minority interests	(338)	(935)
Net proceeds from the issuance of ordinary shares	2,523	555
Dividends paid	(2,890)	(1,929)

Net cash (used in)/provided by financing activities	(8,918)	17,970

Net decrease in cash and cash equivalents	(989)	(18,310)
Cash and cash equivalents at beginning of period	168,125	87,594
Effect of foreign exchange rate changes on cash	(1,246)	81

Cash and cash equivalents at end of period	$165,890	$69,365

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended October 31, 2003 and 2002 (Unaudited)

NOTE 1. Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain reclassifications have been made to conform prior year data to the current year presentation. Operating results for the three and nine months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004 or any other future periods.

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

Pro Forma Information – Stock Options

As of October 31, 2003, the Company had five stock-based employee compensation plans which are accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related Interpretations. Compensation cost is recorded in net income only for stock options that have an exercise price below the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, the following table shows the estimated effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock options.

	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

Net income as reported	$13,178	$9,470	$32,568	$21,966
Stock-based employee compensation expense included in reported net income, net of income taxes	43	46	130	137
Total stock-based compensation expense determined under the fair value based method, net of income taxes	(1,062)	(1,027)	(3,145)	(2,479)

Pro forma net income	$12,159	$8,489	$29,553	$19,624

Earnings per share, as reported:
Basic earnings per share	$0.43	$0.37	$1.08	$0.87
Diluted earnings per share	$0.42	$0.37	$1.04	$0.85
Earnings per share, pro forma:
Basic earnings per share	$0.40	$0.33	$0.98	$0.78
Diluted earnings per share	$0.39	$0.33	$0.94	$0.76

Pro Forma Information – Acquisitions

Effective May 1, 2003 and July 1, 2003, the Company acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt) Ltd. and 50% of the issued and outstanding shares of Kite Logistics (Pty) Limited, respectively. Effective October 1, 2002 and November 1, 2002, the Company acquired 100% of the issued and outstanding share capital of Standard Corporation and Zeracon Limited, respectively. The following table shows the supplemental pro forma information as though each of these acquisitions had occurred February 1, 2002.

	Three months ended October 31,			Nine months ended October 31,

			Diluted			Diluted
	Gross	Net	earnings	Gross	Net	earnings
	revenue	income	per share *	revenue	income	per share *

2003:
As reported	$398,726	$13,178	$0.42	$1,087,539	$32,568	$1.04
Acquisitions	—	—	0.00	11,748	4	0.00

Total	$398,726	$13,178	0.42	$1,099,287	$32,572	1.04

2002:
As reported	$321,521	$9,470	$0.37	$831,998	$21,966	$0.85
Acquisitions	34,388	1,234	0.05	124,524	941	0.04

Total	$355,909	$10,704	0.41	$956,522	$22,907	0.88

* Earnings per share were calculated using 31,539,692 and 31,392,561 diluted ordinary shares for the three and nine months ended October 31, 2003, respectively, and 25,932,005 and 25,943,479 diluted ordinary shares for the three and nine months ended October 31, 2002, respectively. The diluted earnings per share amounts as reported plus acquisitions for the three and nine months ended October 31, 2002 do not add to the total pro forma amounts due to the effects of rounding.

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

NOTE 3. Earnings per Share

	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

Basic earnings per share:
Net income	$13,178	$9,470	$32,568	$21,966
Weighted average number of ordinary shares	30,301,508	25,346,730	30,236,777	25,315,265

Basic earnings per share	$0.43	$0.37	$1.08	$0.87

	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

Diluted earnings per share:
Net income	$13,178	$9,470	$32,568	$21,966
Weighted average number of ordinary shares	30,301,508	25,346,730	30,236,777	25,315,265
Incremental shares required for diluted earnings per share related to employee stock options	1,238,184	475,686	1,155,784	482,095

Diluted weighted average number of shares	31,539,692	25,822,416	31,392,561	25,797,360

Diluted earnings per share	$0.42	$0.37	$1.04	$0.85

Cash dividends paid per share	$—	$—	$0.095	$0.075

The above number of shares excludes any contingently issuable ordinary shares. For the three and nine months ended October 31, 2003, there were 0 and 137,500 options outstanding, respectively, and for the three and nine months ended October 31, 2002, there were 522,500 and 502,500 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares.

NOTE 4. Other Comprehensive Income

	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

Net income	$13,178	$9,470	$32,568	$21,966
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	7,622	872	11,687	7,831

Comprehensive income	$20,800	$10,342	$44,255	$29,797

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

	Three months ended October 31, 2003

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$104,961	$119,629	$118,309	$55,827	$—	$398,726

Net revenue	$31,882	$66,221	$23,543	$34,899	$—	$156,545
Staff costs	18,367	37,343	9,547	14,871	1,078	81,206
Depreciation and amortization	1,085	990	476	787	193	3,531
Amortization of intangible assets	—	149	—	29	—	178
Other operating expenses	9,346	22,807	5,693	14,260	1,551	53,657

Operating income/(loss)	$3,084	$4,932	$7,827	$4,952	$(2,822)	17,973

Interest income						2,220
Interest expense						(1,762)
Losses on foreign exchange						(336)

Pretax income						18,095
Provision for income taxes						(4,419)

Income before minority interests						$13,676

Capital expenditures	$1,328	$1,640	$1,132	$1,294	$(196)	$5,198

Segment assets at quarter-end	$161,495	$182,011	$153,880	$158,944	$59,217	$715,547

	Three months ended October 31, 2002

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$99,422	$82,110	$102,159	$37,830	$—	$321,521

Net revenue	$26,013	$37,450	$19,623	$24,443	$—	$107,529
Staff costs	14,341	20,364	7,818	8,819	1,094	52,436
Depreciation and amortization	889	782	502	465	152	2,790
Amortization of intangible assets	—	70	—	—	—	70
Other operating expenses	7,540	14,056	5,105	10,162	1,132	37,995

Operating income/(loss)	$3,243	$2,178	$6,198	$4,997	$(2,378)	14,238

Interest income						1,206
Interest expense						(1,252)
Losses on foreign exchange						(394)

Pretax income						13,798
Provision for income taxes						(3,891)

Income before minority interests						$9,907

Capital expenditures	$643	$495	$424	$683	$11	$2,256

Segment assets at quarter-end	$135,515	$160,577	$110,210	$101,216	$9,183	$516,701

	Nine months ended October 31, 2003

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$308,329	$337,024	$298,311	$143,875	$—	$1,087,539

Net revenue	$90,879	$188,667	$63,801	$89,476	$—	$432,823
Staff costs	52,750	109,031	26,607	39,659	3,713	231,760
Depreciation and amortization	3,200	2,992	1,538	2,191	829	10,750
Amortization of intangible assets	—	446	—	38	—	484
Other operating expenses	27,037	63,833	16,012	34,821	4,022	145,725

Operating income/(loss)	$7,892	$12,365	$19,644	$12,767	$(8,564)	44,104

Interest income						5,445
Interest expense						(4,478)
Losses on foreign exchange						(12)

Pretax income						45,059
Provision for income taxes						(11,173)

Income before minority interests						$33,886

Capital expenditures	$3,305	$5,069	$2,516	$3,631	$503	$15,024

Segment assets at quarter-end	$161,495	$182,011	$153,880	$158,944	$59,217	$715,547

	Nine months ended October 31, 2002

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$271,889	$212,213	$246,688	$101,208	$—	$831,998

Net revenue	$72,742	$82,792	$51,804	$64,653	$—	$271,991
Staff costs	39,068	47,384	21,630	24,793	3,169	136,044
Depreciation and amortization	2,492	1,923	1,448	1,337	417	7,617
Amortization of intangible assets	—	70	—	—	—	70
Other operating expenses	20,918	28,405	14,555	27,185	3,601	94,664

Operating income/(loss)	$10,264	$5,010	$14,171	$11,338	$(7,187)	33,596

Interest income						3,114
Interest expense						(3,540)
Losses on foreign exchange						(709)

Pretax income						32,461
Provision for income taxes						(9,185)

Income before minority interests						$23,276

Capital expenditures	$4,191	$1,389	$1,361	$3,200	$37	$10,178

Segment assets at quarter-end	$135,515	$160,577	$110,210	$101,216	$9,183	$516,701

The following table shows the gross revenue and net revenue attributable to the Company’s principal services.

	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

Gross revenues:
Airfreight forwarding	$195,149	$174,389	$522,201	$457,499
Ocean freight forwarding	93,319	76,082	256,230	209,405
Customs brokerage	17,189	17,275	49,430	46,773
Contract logistics	61,447	25,850	169,355	51,321
Other	31,622	27,925	90,323	67,000

	$398,726	$321,521	$1,087,539	$831,998

Net revenues:
Airfreight forwarding	$52,230	$42,431	$145,376	$115,043
Ocean freight forwarding	19,114	17,079	54,103	48,515
Customs brokerage	17,370	16,476	47,818	44,423
Contract logistics	50,668	20,612	141,185	36,150
Other	17,163	10,931	44,341	27,860

	$156,545	$107,529	$432,823	$271,991

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 31, 2003 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total

Balance as of February 1, 2003	$23,827	$34,908	$43,732	$14,177	$116,644
Acquisitions and contingent earn-out payments made	2,099	1,255	3,852	4,248	11,454
Reduction due to reversal of valuation allowance on deferred taxes	—	(4,002)	—	—	(4,002)
Foreign currency translation and other adjustments	1,794	962	3,292	1,067	7,115

Balance as of October 31, 2003	$27,720	$33,123	$50,876	$19,492	$131,211

The amortized intangible assets as of October 31, 2003 relate primarily to the estimated fair value of the customer contracts and customer relationships acquired with Standard Corporation and Kite Logistics (Pty) Limited and had a gross carrying amount of $11,065, accumulated amortization expense of $685 and a net value of $10,380. Amortization expense totaled $178 and $484 for the three and nine months ended October 31, 2003, respectively, and we expect the amortization expense for these intangible assets to be approximately $720 per year for each of the next five years.

The purchase price allocations for IndAir Carriers (Pvt) Ltd. and Kite Logistics (Pty) Limited have not been finalized as of October 31, 2003.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Nine months ended
	October 31,

	2003	2002

Non-cash activities:
Additions to capital leases	$1,265	$3,065
Cash (received)/paid:
Interest, net	(973)	353
Income taxes	6,724	5,057

NOTE 8. Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business.

The Company is involved in litigation in Italy and England with the former ultimate owner of Per Transport SpA and related entities in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner and other entities owned by him, to third parties may be instituted against the Company. It is alleged that Per Transport SpA guaranteed certain obligations of these other entities owned by the former ultimate owner. The Company believes that these guarantees are the responsibility of the former ultimate owner. These guarantees were made prior to its acquisition, were not disclosed to the Company during its acquisition negotiations nor were they disclosed in the audited statutory financial statements of Per Transport SpA. Civil and criminal proceedings have also been instituted against the former ultimate owner in relation to these guarantees. The total of all such actual and potential claims is approximately $15.2 million, based on exchange rates as of October 31, 2003. The Company believes that it has adequate defenses in relation to these claims if these proceedings are brought against it.

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

During the three and nine months ended October 31, 2003 (which we refer to as the third quarter of fiscal 2004 and the first three quarters of fiscal 2004, respectively), the operating results of IndAir Carriers (Pvt) Ltd. and Kite Logistics (Pty) Limited are included in the company’s financial statements since the effective dates of the acquisitions. Effective May 1, 2003, the company acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt) Ltd. for an initial purchase price of approximately $1.7 million. Effective July 1, 2003, the company acquired 50% of the issued and outstanding shares of Kite Logistics (Pty) Limited for an initial purchase price of approximately $5.3 million.

On December 2, 2003, we announced that we have signed definitive agreements to acquire International Healthcare Distributors (Pty.) Limited (IHD), which is based in South Africa. Under the agreements, IHD is to be acquired by a partnership in which we will have a 74.9% majority interest, with the remaining 25.1% minority interest being owned by a broad-based black economic empowerment organization in South Africa. Based on current exchange rates, the proposed purchase price will total approximately $40 million in cash, which includes a loan from us of approximately $17 million to the partnership. The closing of the proposed transaction is subject to various closing conditions and regulatory approvals, including the execution by all the selling shareholders of long-term service agreements and approval of the South African Competition Authorities. As of the date of this report, two service agreements remain unsigned. If all conditions are met, we expect to close the transaction within the first calendar quarter of 2004.

In December 2003, we finalized the first earn-out payment due in connection with our acquisition of Standard Corporation (which we refer to as Standard), which was effective October 1, 2002. The earn-out payment totals $7.2 million, of which $3.0 million had already been advanced in the form of ordinary shares at the time of the purchase. The remaining amount of $4.2 million will be paid in cash in December 2003 and will be accounted for as an increase in goodwill in our balance sheet.

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

Important factors that the company believes might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q (filed as Exhibit 99.3 to the company’s Form 10-Q for the three months ended April 30, 2003, and incorporated herein by reference), which are incorporated in this Form 10-Q by reference. In addition, the proposed acquisition of IHD is subject to various risks and uncertainties, including the risk that the acquisition might not close on a timely basis or at all, due to the failure to satisfy closing conditions or otherwise, the effects of foreign exchange rates, risks associated with having a 25.1% equity holder in IHD and other risks associated with acquisitions. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and these are incorporated herein. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Discussion of Results

Our business operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa. Gross revenue is recognized in the region in which the shipment originates. Our gross revenue by geographic segment is set forth in the following table (in thousands):

	Three months ended October 31,				Nine months ended October 31,

	2003		2002		2003		2002

	Gross	% of	Gross	% of	Gross	% of	Gross	% of
	revenue	total	revenue	total	revenue	total	revenue	total

Europe	$104,961	26%	$99,422	31%	$308,329	29%	$271,889	33%
Americas	119,629	30	82,110	25	337,024	31	212,213	25
Asia Pacific	118,309	30	102,159	32	298,311	27	246,688	30
Africa	55,827	14	37,830	12	143,875	13	101,208	12

Total	$398,726	100%	$321,521	100%	$1,087,539	100%	$831,998	100%

Gross revenue increased $77.2 million, or 24%, and $255.5 million, or 31%, for the three and nine months ended October 31, 2003 as compared to the comparable prior year periods, respectively. The increase was due primarily to the contribution to gross revenue from our acquisitions made in the last half of fiscal 2003 and the first half of fiscal 2004 (most significantly Standard, which we acquired effective October 1, 2002 and which contributed gross revenues of $39.0 million and $114.2 million for the three and nine months ended October 31, 2003, respectively), the effect of the weakening dollar versus other foreign currencies (primarily the South African rand and the euro) and the increases in gross revenue resulting from our organic growth. We estimate that, using currency exchange rates in effect for the first three quarters of fiscal 2003, our gross revenues for the first three quarters of fiscal 2004 would have reflected a growth rate of 23% on a constant currency basis. Of this increase, we estimate that acquisitions accounted for less than two-thirds of the growth in gross revenues for the first three quarters of fiscal 2004 versus the comparable period in the prior fiscal year on a constant currency basis.

We believe that net revenue is a better measure than gross revenue of the importance to us of our various services since our gross revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Net revenue derived from freight forwarding generally is shared between the points of origin and destination. Our gross revenue from our other services, including contract logistics, includes only commissions and fees earned by us and is substantially the same as our net revenue. The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

Net revenues:
Airfreight forwarding	34%	39%	34%	42%
Ocean freight forwarding	12	16	12	18
Customs brokerage	11	15	11	17
Contract logistics	32	19	33	13
Other	11	11	10	10

Total net revenues	100	100	100	100
Staff costs	52	49	54	50
Depreciation and amortization	2	3	2	3
Amortization of intangible assets	*	*	*	*
Other operating expenses	34	35	34	35

Operating income	11	13	10	12
Interest income	1	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Losses on foreign exchange	*	*	*	*

Pretax income	12	13	10	12
Provision for income taxes	(3)	(4)	(3)	(3)
Minority interests	*	*	*	*

Net income	8%	9%	8%	8%

*	Less than one percent.

Three months ended October 31, 2003 compared to three months ended October 31, 2002

Net revenue increased $49.0 million, or 46% to $156.5 million for the third quarter of fiscal 2004 compared to $107.5 million for the three months ended October 31, 2002 (which we refer to as the third quarter of fiscal 2003). Net revenue for the third quarter of fiscal 2004 benefited from acquisitions made during the last half of fiscal 2003, including Standard which had net revenues of $39.0 million for the current quarter as compared to $12.7 million in the third quarter of fiscal 2003 and from our other acquisitions made during the first half of fiscal 2004. These other acquisitions added an additional $2.2 million of net revenue during the third quarter of fiscal 2004. The increase in net revenue also resulted from organic growth and from the favorable impact of foreign currency exchange rates for the third quarter of fiscal 2004 versus the comparable period in the prior year, primarily in the Africa and Europe regions. We estimate that, using currency exchange rates in effect for the third quarter of fiscal 2003, our net revenues for the third quarter of fiscal 2004 would have reflected a growth rate of 38% on a constant currency basis. On a constant currency basis excluding the impact of acquisitions, net revenue would have grown 11% during the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003.

Airfreight forwarding net revenue increased $9.8 million, or 23%, to $52.2 million for the third quarter of fiscal 2004 compared to $42.4 million for the third quarter of fiscal 2003, with all regions reporting increased airfreight forwarding net revenues over the prior year comparable period, primarily due to favorable exchange rates and improved yields (i.e., airfreight forwarding net revenue divided by airfreight forwarding gross revenue). While the airfreight forwarding net revenue in the Africa and Europe regions benefited from the impact of the foreign currency exchange rates for the third quarter of fiscal 2004 versus the third quarter of fiscal 2003, Europe’s airfreight forwarding net revenue increase also resulted from a higher yield, but continued to have lower export volumes as compared to the prior year, while Africa’s airfreight forwarding net revenue benefited from higher import and export volumes as compared to the third quarter of fiscal 2003, but was partially offset by a lower yield. Airfreight forwarding net revenue in the Asia Pacific region increased primarily because of both higher volumes and a higher yield. The Americas region had an increase in airfreight export volumes, which was partially offset by a lower yield, resulting in an overall increase in net airfreight forwarding revenues for the region.

Ocean freight forwarding net revenue increased $2.0 million, or 12%, to $19.1 million for the third quarter of fiscal 2004 compared to $17.1 million for the comparable prior year period, led by an increase in the Asia Pacific region. The Asia Pacific region reported increased net ocean freight forwarding revenue during the third quarter of fiscal 2004 as compared to the prior year comparable period due primarily to increases in volumes, which was partially offset by the decline in ocean freight forwarding yield caused by price increases from ocean carriers which were generally passed through to customers as submitted by the shipping lines. Ocean freight forwarding net revenue also benefited from the stronger euro and South African rand as compared to the United States dollar, which was partially offset by the weakening of other currencies in Africa, during the third quarter of fiscal 2004 versus the comparable prior year quarter.

Customs brokerage net revenue increased $0.9 million, or 5%, to $17.4 million for the third quarter of fiscal 2004 compared to $16.5 million for the same prior year period. Customs brokerage net revenue increased primarily as a result of an increase in the amount of clearances that we processed during the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003.

Contract logistics net revenue increased $30.1 million, or 146%, to $50.7 million for the third quarter of fiscal 2004 compared to $20.6 million for the third quarter of fiscal 2003. This increase was primarily due to the contribution from the Standard acquisition, which contributed approximately $33.6 million of contract logistics net revenue in the third quarter of fiscal 2004 as compared to $10.8 million of contract logistics net revenue in the third quarter of fiscal 2003.

Other net revenue, which includes revenue from our other logistics-related services such as road freight and other transportation services, consulting, order management, planning and optimization services, increased $6.3 million, or 57%, to $17.2 million for the third quarter of fiscal 2004 compared to $10.9 million for the third quarter of fiscal 2003. This increase is primarily due to the contribution of Standard of approximately $5.4 million of other net revenue as compared to $1.9 million of other net revenue in the third quarter of fiscal 2003, and, to a lesser degree, the effect of the weakening United States dollar compared to the South African rand and euro during the third quarter of fiscal 2004 versus the comparable prior-year period.

Staff costs increased $28.8 million, or 55%, to $81.2 million for the third quarter of fiscal 2004 from $52.4 million for the same prior year period. Staff costs also increased as a percentage of net revenue, from 49% in the third quarter of fiscal 2003 to 52% in the third quarter of fiscal 2004. The increase was due primarily to costs associated with our addition of personnel in connection with the Standard acquisition, as well as our other acquisitions in the last quarter of fiscal 2003 and the first half of fiscal 2004 and higher reported costs in the Africa and Europe regions over the prior year as a result of the stronger South African rand and euro, respectively, as compared to the United States dollar during the quarter. Standard’s contract logistics business has historically experienced higher staff costs as a percentage of net revenues than our freight forwarding operations so we expect staff costs to generally be higher as a percentage of net revenues as compared to our historic trends. This, however, will vary according to customer demand and seasonality in our freight forwarding operations, among other factors.

Depreciation and amortization expense increased $0.7 million, or 27% to $3.5 million for the third quarter of fiscal 2004 from $2.8 million in the comparable prior year period. As a percentage of net revenue, depreciation and amortization expense fell slightly to 2% for the third quarter of fiscal 2004 as compared to 3% in the third quarter of fiscal 2003.

Amortization of intangible assets increased $0.1 million, or 154%, in the third quarter of fiscal 2004 versus the third quarter of fiscal 2003, as it relates to intangible assets acquired with Standard effective October 1, 2003 and, to a lesser degree, the intangible assets acquired with Kite Logistics effective July 1, 2003.

Other operating expenses increased by $15.7 million, or 41%, to $53.7 million in the third quarter of fiscal 2004 compared to $38.0 million for the third quarter of fiscal 2003. These expenses increased primarily as a result of the acquisition of Standard and the increased costs reported by the Africa and Europe regions as a result of the weakening United States dollar against the South African rand and euro, respectively, during the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. Included in other operating expenses for the third quarter of fiscal 2004 are facilities and communications costs of $17.2 million compared to $12.1 million of such costs for the same prior year period. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the third quarter of fiscal 2004, selling, general and administrative costs were $36.5 million compared to $25.9 million for the same prior year period. When expressed as a percentage of net revenue, other operating expenses declined to 34% for the third quarter of fiscal 2004 from 35% in the comparable prior year period.

Interest income increased $1.0 million, or 84%, to $2.2 million in the third quarter of fiscal 2004, as compared to $1.2 million in the third quarter of fiscal 2003, primarily due to higher cash balances on deposit during the third quarter of fiscal 2004.

Interest expense, which consisted primarily of interest on our credit facilities and capitalized lease obligations, increased $0.5 million, or 41%, to $1.8 million in the third quarter of fiscal 2004, as compared to $1.3 million in the third quarter of fiscal 2003, primarily due to higher interest rates on borrowings in South Africa during the third quarter of fiscal 2004, as well as the effect of the weakening U.S. dollar as compared to the South African rand during the current quarter.

The effective income tax rate decreased to 24% in the third quarter of fiscal 2004 compared to 28% in the same prior year period. This decrease was primarily due to a greater proportion of income being earned in lower tax rate jurisdictions than in the prior year, specifically in our Asia Pacific region, and the reversal of the valuation allowance relating to our deferred tax asset in our Swedish operation. In addition, higher interest income was earned in jurisdictions with lower effective tax rates in the third quarter of fiscal 2004 when compared to the comparable prior year period. Our overall effective tax rate is impacted by the geographic composition of our worldwide earnings and is therefore subject to change.

Net income increased 39% to $13.2 million in the third quarter of fiscal 2004 as compared to $9.5 million in the comparable prior year period for the reasons listed above.

Nine months ended October 31, 2003 compared to nine months ended October 31, 2002

Net revenue increased $160.8 million, or 59% to $432.8 million for the first three quarters of fiscal 2004 compared to $272.0 million for the nine months ended October 31, 2002 (which we refer to as the first three quarters of fiscal 2003). Net revenue for the first three quarters of fiscal 2004 benefited from acquisitions made during the last half of fiscal 2003, primarily Standard, which had net revenues of $114.2 million for the first three quarters of fiscal 2004 as compared to $12.7 million in the comparable prior year period, and from acquisitions made during the fourth quarter of fiscal 2003 and the first half of fiscal 2004, as well as organic growth. Additionally, net revenue was favorably impacted by foreign currency exchange rates for the first three quarters of fiscal 2004 versus the comparable period in the prior year, primarily in the Africa and Europe regions where the South African rand and euro, respectively, strengthened against the United States dollar. We estimate that, using currency exchange rates in effect for the first three quarters of fiscal 2003, our net revenues for the first three quarters of fiscal 2004 would have reflected a growth rate of 53% on a constant currency basis. On a constant currency basis excluding the impact of acquisitions, net revenue grew approximately 14% during the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003.

Airfreight forwarding net revenue increased $30.4 million, or 26%, to $145.4 million for the first three quarters of fiscal 2004 compared to $115.0 million for the first three quarters of fiscal 2003, with all regions reporting increased airfreight forwarding net revenues over the comparable period in the prior year generally due to favorable exchange rates, improved yields and higher volumes in total. The increase in the Africa region resulted from primarily the weakening dollar as compared to the South African rand during the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003 as well as increased volumes. While the Europe region also benefited from the weakening dollar as compared to the euro during the first three quarters of fiscal 2004 compared to the first three quarters of fiscal 2003, they also benefited from an increase in their yield, which was partially offset by lower volumes. The increase in the Asia Pacific region was primarily due both to higher volumes and to a higher airfreight forwarding yield in the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003. Although airfreight yield in the Americas region was down in the first three quarters of fiscal 2004 versus the first three quarters of fiscal 2003, the region reported an increase in airfreight forwarding net revenue because of higher airfreight export volumes.

Ocean freight forwarding net revenue increased $5.6 million, or 12%, to $54.1 million for the first three quarters of fiscal 2004 compared to $48.5 million for the first three quarters of fiscal 2003, with increases in the Asia Pacific, Europe and Americas regions partially offset by a decrease in the Africa region. The Europe region reported increased ocean freight forwarding net revenue during the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003 primarily as a result of the weakened dollar as compared to the euro during the first three quarters of fiscal 2004 versus the comparable prior year period, as volumes were down slightly during the first three quarters of fiscal 2004 as compared to first three quarters of fiscal 2003. The Asia Pacific region reported increased ocean freight forwarding net revenue during the first three quarters of fiscal 2004 as compared to the prior year comparable period due primarily to increases in volumes, partially offset by a lower ocean freight yield due to the general price increases from ocean carriers effective May 1, 2003 which were generally passed through to customers as submitted by the shipping lines. The Americas’ ocean freight forwarding net revenue increased due to higher volumes, although the increase was partially offset by pricing pressures resulting from the May 1, 2003 price increases, which squeezed the ocean freight yield in the region during the first three quarters of fiscal 2004 as compared to the prior year comparable period. Ocean freight forwarding net revenue was also down in Africa, primarily as a result of lower export volumes in the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003. Such lower volumes in Africa were somewhat offset by reported increases in ocean freight forwarding net revenue resulting from the stronger South African rand versus the United States dollar, which was partially offset by the weakening of other currencies in Africa, during the first three quarters of fiscal 2004 as compared to the comparable prior year period.

Customs brokerage net revenue increased $3.4 million, or 8%, to $47.8 million for the first three quarters of fiscal 2004 compared to $44.4 million for the first three quarters of fiscal 2003. Customs brokerage net revenue increased primarily as a result of an increase in the amount of clearances that we processed during the first three quarters of fiscal 2004 compared with the first three quarters of fiscal 2003.

Contract logistics net revenue increased $105.0 million, or 291%, to $141.2 million for the first three quarters of fiscal 2004 compared to $36.2 million for the first three quarters of fiscal 2003. This increase was primarily due to the contributions from the Standard acquisition, which contributed approximately $99.3 million of contract logistics net revenue in the first three quarters of fiscal 2004, as compared to $10.8 million in the comparable prior year period.

Other net revenue, which includes revenue from our other logistics-related services such as road freight and other transportation services, consulting, order management, planning and optimization services, increased $16.4 million, or 59%, to $44.3 million for the first three quarters of fiscal 2004 compared to $27.9 million for the first three quarters of fiscal 2003. This increase is primarily due to the contribution of Standard of approximately $14.9 million as compared to $1.9 million in the comparable prior year period and increased net other revenues reported in the Africa region as a result of the stronger South African rand versus the United States dollar during the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003. These increases were partially offset by declines in other net revenue in the Europe region during the first three quarters of fiscal 2004 as the road freight business in that region was negatively impacted by its reorganization.

Staff costs increased $95.8 million, or 70%, to $231.8 million for the first three quarters of fiscal 2004 from $136.0 million for the first three quarters of fiscal 2003. Staff costs also increased as a percentage of net revenue to 54% in the first three quarters of fiscal 2003 from 50% in the first three quarters of fiscal 2003, which, dependent on many factors including customer demand and seasonality, is a trend that we expect may continue. The increase was due primarily to costs associated with our addition of personnel in connection with the Standard acquisition in addition to our other acquisitions in the last quarter of fiscal 2003 and the first half of fiscal 2004 and higher reported costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the United States dollar during the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003.

Depreciation and amortization expense increased $3.2 million, or 41% to $10.8 million for the first three quarters of fiscal 2004 from $7.6 million in the comparable prior year period. As a percentage of net revenue, depreciation and amortization expense declined slightly to 2% for the first three quarters of fiscal 2004 as compared to 3% for the comparable period in the prior year.

Amortization of intangible assets increased $0.4 million, or 591%, in the first three quarters of fiscal 2004 versus the first three quarters of fiscal 2003, as it relates to intangible assets acquired with Standard in the third quarter of fiscal 2003 and, to a lesser degree, intangible assets acquired with Kite Logistics effective July 1, 2003.

Other operating expenses increased by $51.0 million, or 54%, to $145.7 million in the first three quarters of fiscal 2004 compared to $94.7 million for the same prior year period. These expenses increased primarily as a result of the acquisition of Standard and the increased costs reported by the Africa and Europe regions as a result of the weakening United States dollar against the South African rand and euro, respectively during the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003. Included in other operating expenses for the first three quarters of fiscal 2004 are facilities and communications costs of $48.8 million compared to $32.3 million of such costs for the same prior year period. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first three quarters of fiscal 2004, selling, general and administrative costs were $96.9 million compared to $62.4 million for the same prior year period. When expressed as a percentage of net revenue, other operating expenses declined to 34% for the first three quarters of fiscal 2004 versus 35% in the comparable prior year period.

Interest income increased $2.3 million, or 75%, to $5.4 million in the first three quarters of fiscal 2004, as compared to $3.1 million in the first three quarters of fiscal 2003, primarily due to higher cash balances on deposit during the first three quarters of fiscal 2004.

Interest expense, which consisted primarily of interest on our credit facilities and capitalized lease obligations, increased $0.9 million, or 27%, to $4.5 million in the first three quarters of fiscal 2004, as compared to $3.5 million in the first three quarters of fiscal 2003, primarily due to higher interest rates on borrowings in South Africa during the first three quarters of fiscal 2004, as well as the effect of the weakening U.S. dollar as compared to the South African rand during the current quarter.

The effective income tax rate decreased to 25% in the first three quarters of fiscal 2004 compared to 28% in the same prior year period. This decrease was primarily due to an increase in the taxable income from the Asia Pacific region, which historically has lower tax rates than the company’s average tax rate, partially offset by an increase in the taxable income from the Americas region which historically has higher tax rates than the company’s average tax rate. In addition, we had higher interest income and gains on foreign exchange, which were in low tax jurisdictions, in the first three quarters of fiscal 2004 compared to the comparable prior year period. Our overall effective tax rate is impacted by the geographic composition of our worldwide earnings and is therefore subject to change.

Net income increased 48% to $32.6 million in the first three quarters of fiscal 2004 as compared to $22.0 million in comparable prior year period for the reasons listed above.

Liquidity and Capital Resources

Historically, we have used our internally generated cash flow from operations along with the net proceeds from the issuance of share capital to fund our working capital requirements, capital expenditures, acquisitions and debt service.

In the first three quarters of fiscal 2004, we generated $36.6 million of cash from our operating activities. This resulted from net income of $32.6 million plus depreciation and amortization expense and amortization of intangible assets of $11.2 million and other items totaling $2.7 million, offset by a net increase in working capital of approximately $9.8 million. The net increase in working capital consisted of an increase in trade receivables and other current assets of $40.1 million offset by a lower increase in trade payables and other current liabilities of $30.3 million, which is consistent with our seasonal trends.

During the first three quarters of fiscal 2004, we used approximately $28.7 million of cash in our investing activities. Approximately $13.8 million of cash was used for capital expenditures, almost half of which was for computer hardware and software purchases. We elected to pay cash for certain capital assets instead of leasing them during the first three quarters of fiscal 2004. The balance of the cash used in our investing activities was used primarily for acquisitions and earn-out payments made in the first three quarters of fiscal 2004 related to acquisitions made in prior years, including $7.0 million for the current year acquisitions of IndAir Carriers and Kite Logistics.

Our financing activities during the first three quarters of fiscal 2004 used $8.9 million of cash, primarily due to reductions on short-term borrowings totaling $6.4 million, repayments of capital lease obligations of $2.6 million and cash dividends paid of approximately $2.9 million, partially offset by net proceeds from the issuance of ordinary shares of $2.5 million.

These activities, in addition to foreign exchange rate changes, resulted in a net decrease in our cash and cash equivalents to $165.9 million at October 31, 2003 from $168.1 million at January 31, 2003.

We have various bank credit facilities established in countries where such facilities are required for our business. At October 31, 2003 these facilities provided for individual lines of credit ranging from approximately $0.1 million to $35.2 million, and in total provided for guarantees, which are a necessary part of our business, of $63.2 million and a total borrowing capacity of approximately $169.6 million at October 31, 2003. Due to the global nature of our business, we utilize a number of financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Our borrowings under these facilities totaled $34.4 million at October 31, 2003. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these local currency facilities vary and ranged from 0.9% to 17.8% at October 31, 2003. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and for forward exchange transactions. While the majority of our borrowings are due and payable within one year, we believe we will be able to renew such facilities on commercially reasonable terms.

Our largest facility is with Nedcor Bank Limited, totaling 28.3 million British pounds sterling (equivalent to approximately $48.0 million as of October 31, 2003). Of this facility, approximately $35.2 million is primarily used for guarantees and standby letters of credit to secure banking facilities and $12.8 million is primarily used for guaranteeing performance undertakings of our subsidiary companies. The facility is available on an ongoing basis until further notice, subject to Nedcor Bank’s credit review procedures and may be terminated by the bank at any time. The facility is secured by cross guarantees and indemnities of selected subsidiary companies. UTi, United States, Inc., our U.S. operating company, had a revolving credit facility totaling $29.0 million with General Electric Capital Corporation which expired in November 2003, and as such was included in our total borrowing capacity of $169.6 million as of October 31, 2003. Of that amount, $11.6 million was outstanding under the General Electric Capital Corporation credit facility at October 31, 2003, while $5.3 million was outstanding on our last borrowing day on November 10, 2003. We are currently in final negotiations with three banks with regard to establishing a new, replacement credit facility in the United States, which we expect to have equivalent or better terms than the facility we had with General Electric Capital Corporation. In the event we are unable to obtain a satisfactory replacement credit facility, we believe we have sufficient working capital in order to fund our U.S. operations without disruption or adverse consequences. At October 31, 2003, we had approximately $72.0 million of available, unused borrowing capacity under our various bank credit facilities.

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

There have been no significant changes in the company’s critical accounting policies during the first three quarters of fiscal 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

The nature of our operations necessitates dealing in many foreign currencies. Our results are subject to fluctuations due to changes in exchange rates. We attempt to limit our exposure to changing foreign exchange rates through both operational and financial market actions. We provide services to customers in locations throughout the world and, as a result, operate with many currencies including the key currencies of North and South America, Africa, Asia Pacific and Europe.

Our short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized through our use of an intercompany netting and settlement system that settles all of our intercompany trading obligations once per month. In addition, selected exposures are managed by financial market transactions in the form of forward foreign exchange contracts (typically with maturities at the end of the month following the purchase of the contract). Forward foreign exchange contracts are primarily denominated in the currencies of our principal markets. We normally generate foreign exchange gains and losses through normal trading operations. We do not enter into derivative contracts for speculative purposes.

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

As of October 31, 2003, there had been no material changes in our exposure to market risks since January 31, 2003 as described in our annual report on Form 20-F on file with the Securities and Exchange Commission. For a discussion of the company’s market risks associated with foreign currencies and interest rates, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 11, and “Operating and Financial Review and Prospects,” in Part I, Item 5 of the company’s Annual Report on Form 20-F for the fiscal year ended January 31, 2003.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. There were no material developments during the third quarter of fiscal 2004 in any of the legal proceedings previously disclosed under Item 8. Financial Information – Legal or Arbitration Proceedings found on page 41 of the company’s annual report on Form 20-F for the year ended January 31, 2003 on file with the Securities and Exchange Commission.

Item 5. Other Information

On December 10, 2003, we announced that Peter Thorrington, President and Chief Operating Officer, plans to retire from his executive positions with the company in 2004. He will continue to serve on our Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Cautionary Statements**

*	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

**	Filed as Exhibit 99.3 to the company’s Quarterly Report on Form 10-Q (No. 000-31869) on June 16, 2003 and incorporated herein by reference.

(b)  Reports on Form 8-K

Item	Filing Date	Description

7,12	September 15, 2003	News release dated September 15, 2003 and transcript of investor conference call held September 15, 2003 regarding the company’s financial results for its second fiscal quarter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: December 12, 2003	By:	/s/ Roger I. MacFarlane

Roger I. MacFarlane Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Cautionary Statements**

*	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

**	Filed as Exhibit 99.3 to the company’s Quarterly Report on Form 10-Q (No. 000-31869) on June 16, 2003 and incorporated herein by reference.