Form 10-K
period 2004-01-31
UTI WORLDWIDE INC
filed 2004-04-15
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Securities registered or to be registered pursuant to Section 12(b) of the Act:

None

Securities registered or to be registered pursuant to Section 12(g) of the Act:

Ordinary shares, no par value

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 31, 2003 was $487 million computed by reference to the closing price as quoted on the Nasdaq National Stock Market.

      At March 31, 2004, the number of shares outstanding of the issuer’s ordinary shares was 30,943,854.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (members), which is expected to be filed on or before May 30, 2004 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

UTi WORLDWIDE INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2004

      As used in this annual report on Form 10-K, the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements

      Except for historical information contained herein, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. The company’s actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K, including, without limitation, those contained under the heading, “Factors That May Affect Future Results and Other Cautionary Statements,” contained in Item 7 of this Form 10-K. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

PART I

Item 1.	Business

History and Development of the Company

      We are an international, non-asset-based global integrated logistics company that provides services to our customers through a network of branch offices, including agents and contract logistics centers. We were incorporated in the British Virgin Islands on January 30, 1995 under the International Business Companies Act as an international business company and operate under the British Virgin Islands legislation governing corporations. The address and telephone number of our registered office are 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands and (284) 494-4567, respectively. Our registered agent is Midocean Management and Trust Services (BVI) Limited, 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands. Our registered agent for service of process in the United States is CT Corporation System, 111 Eighth Avenue, New York, New York, 10011.

      We formed our current business from a base of three freight forwarders which we acquired between 1993 and 1995. Currently, we operate a global network of branch offices in 263 cities, along with 93 logistics centers, in 49 countries. In addition, we service our customers through another 180 independent agent-owned offices, of which 162 offices are exclusive agents and 18 are non-exclusive agents, that are located in 85 additional countries. Our business is managed from seven principal support offices in Dusseldorf, Hong Kong, Johannesburg, London and Sydney and in the United States in Los Angeles, California and Columbia, South Carolina.

Organizational Structure

      UTi Worldwide Inc. is a holding company and all of our operations are conducted through subsidiaries. Our subsidiaries, along with their countries of incorporation and our ownership interests, are included in Exhibit 21, included with this report. The proportion of voting power that we hold for each subsidiary is equivalent to our percentage ownership.

Business Overview

      As an international, global integrated logistics company, we provide air and ocean freight forwarding, contract logistics, distribution, customs brokerage and other supply chain management services, including consulting, the coordination of purchase orders and customized management services.

•	Air and Ocean Freight Forwarding. As a freight forwarder, we conduct business as an indirect carrier for our customers or occasionally as an authorized agent for an airline or ocean carrier. We typically act as an indirect carrier with respect to shipments of freight unless the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments. In such situations, we usually forward the freight as an agent of the direct carrier. Except for a domestic delivery service which includes forwarding shipments by air or expedited ground transportation within South Africa, we primarily handle international shipments and do not provide for domestic shipments unless they occur as part of an international shipment. We consider our domestic delivery service within South Africa part of our airfreight services.

We do not own or operate aircraft or vessels and, consequently, contract with commercial carriers to arrange for the shipment of cargo. We arrange for, and in many cases provide, pick-up and delivery service between the carrier and the location of the shipper or recipient. Our domestic delivery service in South Africa uses predominantly outsourced resources to provide pick-up and delivery services between the location of the shipper or recipient and the local distribution center.

When we act as an authorized agent for an airline or ocean carrier, we arrange for the transportation of individual shipments to the airline or ocean carrier. As compensation for arranging for the shipments, the airline or ocean carrier pays us a commission. If we provide the customer with ancillary services, such as the preparation of export documentation, we receive an additional fee.

•	Contract Logistics. Our contract logistics services primarily relate to the value-added warehousing and distribution of goods and materials in order to meet customers’ inventory needs and production or distribution schedules. Our distribution services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support.

In January 2002, we acquired Grupo SLi and Union, S.L., which we refer to as SLi, a contract logistics and freight forwarding operation headquartered in Madrid, Spain. At the time of the acquisition, SLi operated warehousing and distribution facilities in Spain and Portugal. In October 2002, we acquired Standard Corporation, which we refer to as Standard, which operates logistics centers located primarily in the southeastern United States. Because of these acquisitions, our contract logistics service business increased in fiscal 2004 over our historical levels in fiscal 2003 and prior.

•	Customs Brokerage. As part of our integrated logistics services, we provide customs brokerage services in the United States and most of the countries in which we operate. Within each country, the rules and regulations vary, along with the level of expertise that is required to perform the customs brokerage services. We provide customs brokerage services in connection with a majority of the shipments which we handle as both an airfreight and ocean freight forwarder. We also provide customs brokerage services in connection with shipments forwarded by our competitors. In addition, other companies may provide customs brokerage services in connection with the shipments which we forward.

As part of our customs brokerage services, we prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and perform other related services. We determine our fees for our customs brokerage services based on the volume of business transactions for a particular customer, and the type, number and complexity of services provided.

•	Other Supply Chain Management Services. We also provide a range of other supply chain management services, such as road transportation, warehousing services, consulting, order management, planning and optimization services, outsourced management services, developing specialized customer-specific supply chain solutions, and customized distribution and inventory management services. We receive fees for other supply chain management services that we perform.

Financial Information about Segments

      Additional information regarding our operations by geographic segment and gross revenue and net revenue attributable to our principle services is set forth in “Note 16. Segment Reporting” in our notes to our consolidated financial statements included in this annual report, which note is incorporated herein by reference.

Seasonality

      Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first quarter is traditionally weaker compared with the other fiscal quarters, which we believe is in keeping with the trends of the operating results of other supply chain service providers. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that these historical seasonal patterns will continue in future periods.

Sales and Marketing

      To market our services, we produce customized supply chain solutions that provide the logistics services our clients require. We use our planning and optimization systems to identify the needs of our customers and to develop supply chain solutions tailored to our customers’ industry-specific requirements. In this way, we attempt to become our customers’ primary provider of supply chain services, thereby increasing the range and volume of transactions and services provided to our customers. For fiscal 2004, no single customer accounted for more than 4% of our gross revenue and our top five customers accounted for less than 10% of our gross revenue.

      We market our services through an organization consisting of approximately 510 full-time salespersons who receive assistance from our senior management and regional and local managers. Our four principal geographic regions are Europe, Americas, Asia Pacific and Africa, and each regional manager is responsible for the financial performance of his or her region. We have implemented a sales process by which we use our supply chain consulting services, which primarily relate to planning and optimizing the movement of freight, to market our core services of freight forwarding, contract logistics and customs brokerage services.

      In connection with our sales process and in order to serve the needs of our customers, some of which desire only our freight forwarding and contract logistics services and for others who desire a wider variety of our supply chain solutions services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing individually our air and ocean freight forwarding, contract logistics and customs brokerage services and the other group focuses on marketing all of our supply chain solutions services.

      Our sales and marketing efforts are directed at both global and local customers. Our global solutions sales and marketing teams focus their efforts on obtaining and developing large volume global accounts with multiple shipping locations who require comprehensive solutions. These accounts typically impose numerous requirements on their providers, such as electronic data interchange, Internet-based tracking and monitoring systems, proof of delivery capabilities, customized shipping reports and a global network of offices.

      The requirements imposed by our large volume global accounts often limit the competition for these accounts to large freight forwarders, third-party logistics providers and integrated carriers with global operations. Our global solutions sales and marketing teams also target companies operating in specific industries with unique supply chain requirements, such as the pharmaceutical, fashion and apparel, chemical, automotive and technology industries.

      Our local sales and marketing teams focus on selling to and servicing smaller-and medium-sized customers who primarily are interested in selected services, such as freight forwarding, contract logistics and customs brokerage. These two sales and marketing teams may work together on larger accounts.

      During our initial review of a customer’s requirements, we determine the current status of the customer’s supply chain process. We analyze the supply chain requirements of our customer and determine improvements through modification or re-engineering. After discussing with the customer the various supply chain solutions which could be implemented for them, we implement the desired solutions.

Competition

      Competition within the freight forwarding, logistics and supply chain management industries is intense. We compete primarily with a relatively small number of international firms that have the worldwide capabilities to provide the breadth of services that we offer. We also encounter competition from regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and Internet-based freight exchanges. In addition, computer information and consulting firms which traditionally operated outside of the supply chain management industry have been expanding the scope of their services to include supply chain related activities so that they may service the supply chain needs of their existing customers and offer their information systems services to new customers.

      To compete successfully, we believe that companies in our industry must be able to provide their customers with integrated, global supply chain solutions. Among the factors that we believe are impacting our industry are the outsourcing of supply chain activities, increased global trade and sourcing, increased demand for time definite delivery of goods, the need for data processing and monitoring, customized reporting and transaction analysis facilitated by sophisticated technology systems. Furthermore, as supply chain management becomes more complicated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners that are familiar with their requirements, processes and procedures and that can provide services globally. We seek to use our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our customers’ visibility into their supply chains while reducing their logistics costs.

Information Technology Systems

      We developed our eMpower suite of proprietary supply chain technology systems based on open architecture design. eMpower facilitates the online operations of our supply chain activities, allows our agents and offices to link to our transportation system and offers our customers real-time, web-based access to detailed levels of inventory product and shipment data, customized reporting and analysis and easy integration with their technology systems. eMpower5, which is the next generation of our systems to be released in fiscal 2005, provides customers with a customizable web portal, along with powerful supply chain visibility tools for managing their integrated end-to-end supply chains at the SKU level. Within eMpower are various supply chain information systems, including the following:

•	uOp 2000, which is used by our agents and offices as the local operating system for customs brokerage, air and ocean import and export documentation and accounting functions that feed shipment and other customer data into our global information systems,

•	uOrder, which assists our customers with order management,

•	uTrac, which provides our customers with supply chain visibility, enabling them to track shipments of goods and materials,

•	uWarehouse, which enables our customers to track the location and status of goods and materials,

•	uClear, which assists our customers with customs clearance,

•	uAnalyze, which assists us and our customers with isolating the factors causing variability in transit times,

•	uReport, which provides customers with customized reports,

•	uConnect, which enables the electronic transfer of data between our systems and those of our customers, and

•	uPlan, which is a suite of selected planning and optimization software developed by i2 Technologies.

Intellectual Property

      We have applied for federal trademark or service mark registration of the names UTi, UTi eMpower and Inzalo and the logos for UTi. In addition, we have received federal trademark or service mark registration of the name and logo for Union-Transport. All of these names and logos have also been or are currently being registered in countries around the world. We have no patents nor have we filed any patent applications. While we may seek further trademarks or service marks and perhaps patents on inventions or processes in the future, we believe our success depends primarily on factors such as the technological skills and innovative abilities of our personnel rather than on any patents or other registrations we may obtain.

Government Regulation

      Our airfreight forwarding business in the United States is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although airfreight forwarders are exempted from most of this Act’s requirements by the applicable regulations. Our airfreight forwarding business in the United States is subject to regulation by the Transportation Security Administration. Our indirect air carrier status is registered and in compliance with the Indirect Air Carrier Standard Security Program Change 3 administered by the Transportation Security Administration. To facilitate compliance with “known shipper” requirements, we are part of a national database which helps delineate shipper status for security purposes. Our foreign airfreight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The airfreight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

      The Federal Maritime Commission regulates our ocean freight forwarding and non-vessel operating common carrier operations to and from the United States. The Federal Maritime Commission licenses intermediaries (combined ocean freight forwarders and non-vessel operating common carrier operators). Indirect ocean carriers are subject to Federal Maritime Commission regulation, under this Commission’s tariff publication and surety bond requirements, and under the Shipping Act of 1984 and the Ocean Reform Shipping Act of 1998, particularly those terms proscribing rebating practices. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than those that originate or terminate in the United States.

      We are licensed as a customs broker by the United States Customs Service of the Department of the Treasury in United States’ customs districts in which we do business. All United States Customs brokers are required to maintain prescribed records and are subject to periodic audits by the United States Customs

Service. As a certified party under the self-policing Customs-Trade Partnership Against Terrorism, we are also subject to compliance with security regulations within the trade environment that are enforced by the United States Customs Service. We are also subject to regulations under the Container Security Initiative, which is administered by the United States Customs Service. Since February 1, 2003, we have been submitting manifests automatically to U.S. Customs from foreign ports 24 hours in advance of vessel departure. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

      We must comply with export regulations of the United States Department of State, including the International Traffic in Arms Regulations, the United States Department of Commerce and the United States Bureau of Customs and Immigration Service regarding what commodities are shipped to what destination, to what end-user and for what end-use.

      Some portions of our warehouse operations require authorizations and bonds by the United States Department of the Treasury and approvals by the United States Customs Service. We are subject to various federal and state environmental, work safety and hazardous materials regulations at our owned and leased warehouse facilities. Our foreign warehouse operations are subject to the regulations of their respective countries.

      We are subject to a broad range of foreign and domestic environmental and workplace health and safety requirements, including those governing discharges to air and water and the handling and disposal of solid and hazardous wastes. In the course of our operations, we may be asked to arrange transport of substances defined as hazardous under applicable laws. If a release of hazardous substances occurs on or from our facilities or from the transporter, we may be required to participate in, or have liability for, the remedy of such release. In such case, we also may be subject to claims for personal injury and natural resource damages.

      Although our current operations have not been significantly affected by compliance with, or liability arising under, these environmental, health and safety laws, we cannot predict what impact future environmental, health and safety regulations might have on our business.

      We believe that we are in substantial compliance with applicable material regulations and that the costs of regulatory compliance have not had a material adverse impact on our operations to date. However, our failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of our operating permits or licenses. We cannot predict the degree or cost of future regulations on our business.

      If we fail to comply with applicable governmental regulations, we could be subject to substantial fines or revocation of our permits and licenses.

Employees

      At January 31, 2004, 2003 and 2002, we employed a total of 11,155, 10,079 and 6,948 persons, respectively. A breakdown of our employees by region for the last three fiscal years is as follows:

	As of January 31,

	2004	2003	2002

Europe	1,786	1,567	1,333
Americas	4,202	3,876	1,252
Asia Pacific	1,807	1,515	1,364
Africa	3,299	3,070	2,948
Corporate	61	51	51

Total	11,155	10,079	6,948

      The large increase in our number of employees between January 31, 2002 and January 31, 2003 was primarily due to our acquisition of Standard, which was effective October 1, 2002 and which added approximately 2,600 employees to our Americas region.

      Approximately 944 of our employees are subject to collective bargaining arrangements in several countries, including South Africa and the Netherlands. We believe our employee relations to be generally good.

Executive Officers and Other Senior Managers of Registrant

      Our executive officers are as follows:

Name	Age	Position

Roger I. MacFarlane	59	Chief Executive Officer and Director
Peter Thorrington	58	President, Chief Operating Officer and Director
Matthys J. Wessels	59	Chairman of the Board of Directors, Chief Executive Officer - African Region and Director
Alan C. Draper	51	Executive Vice President and President - Asia Pacific Region and Director
Lawrence R. Samuels	47	Senior Vice President - Finance, Chief Financial Officer and Secretary
Gene Ochi	54	Senior Vice President - Marketing and Global Growth
Linda C. Bennett	53	Senior Vice President and Chief Information Officer
John S. Hextall	47	President - Europe, Middle East and North Africa Region

      Roger I. MacFarlane has served as our Chief Executive Officer since May 2000 and has been a director since our formation in 1995. From 1995 to April 2000, Mr. MacFarlane served as our Chief Executive Officer of the Americas Region and was responsible for overseeing our operations in North and South America. From 1993 to 1995, Mr. MacFarlane served as the Chief Executive Officer of the Americas Division of one of our predecessor corporations, and was responsible for overseeing its operations in North and South America. From 1987 to 1993, Mr. MacFarlane served in various executive capacities, including Joint Chief Executive, for BAX Global, an international freight forwarder and a subsidiary of The Pittston Company, a New York Stock Exchange traded company. From 1983 to 1987, Mr. MacFarlane served as a director and held various executive positions, including Chief Executive Officer, for WTC International N.V., an international freight forwarder and an American Stock Exchange traded company. Mr. MacFarlane received a Bachelor of Arts degree and an L.L.B. degree from the University of Cape Town.

      Peter Thorrington has served as our President and Chief Operating Officer since May 2000 and has been a director since our formation in 1995. From 1995 to April 2000, Mr. Thorrington served as our Chief Executive Officer of the European Region and was responsible for overseeing our operations in Europe. From 1993 to 1995, Mr. Thorrington served as the Chief Executive of the European Division of one of our predecessor corporations, and was responsible for overseeing its operations in Europe. From 1987 to 1993, Mr. Thorrington served in various executive capacities, including Joint Chief Executive of BAX Global. From 1983 to 1987, Mr. Thorrington served as a director and held various executive positions, including President, for WTC International N.V. Mr. Thorrington received a Bachelor of Science degree from the University of Natal and an M.B.A. from the University of Cape Town. On December 10, 2003, Mr. Thorrington announced his plans to retire from his executive positions with the company during fiscal 2005.

      Matthys J. Wessels has served as our Chairman of the Board of Directors since January 1999 and has been our Chief Executive Officer - African Region and a director since our formation in 1995. Mr. Wessels served as our Chief Executive Officer from 1998 to April 2000. Since 1987, Mr. Wessels has served as the chairman for United Service Technologies Limited, a publicly listed company in South Africa and a substantial holder of our ordinary shares. From 1984 to 1987, Mr. Wessels served in various executive capacities for WTC International N.V. When the South African interests of WTC International N.V. were separated from its other operations in 1987, Mr. Wessels continued as the Chief Executive Officer of the South African operations until these operations were combined with United Service Technologies Limited later that year. Mr. Wessels received a Bachelor of Science degree from the University of Natal and an M.B.A. from the University of Cape Town.

      Alan C. Draper has served as our President-Asia Pacific Region since January 1996, an Executive Vice President since May 2000 and a director since our formation in 1995. From 1993 to 1996, Mr. Draper served as the Senior Vice President Finance of one of our predecessor corporations. From 1990 to 1994, Mr. Draper served as the President of Transtec Ocean Express Company, an international ocean freight forwarding company, which was also one of our predecessors. From 1987 to 1990, Mr. Draper served as the Managing Director of BAX Global (UK) and was responsible for its activities in Europe. From 1983 to 1987, Mr. Draper served in various executive capacities for WTC International N.V. Mr. Draper, as a Rhodes Scholar, graduated with a Masters of Philosophy from Oxford University and an Alpha Beta pass. Mr. Draper received a Bachelor of Commerce degree from the University of Natal and is a qualified chartered accountant in South Africa.

      Lawrence R. Samuels has served as our Senior Vice President-Finance and Secretary since 1996 and Chief Financial Officer since May 2000. Since 1989, Mr. Samuels has served as the Secretary of United Service Technologies Limited, a publicly listed company in South Africa and a substantial holder of our ordinary shares. From 1993 to 1995, Mr. Samuels served as the Financial Director of, and from 1987 to 1993 as the Financial Manager of, Pyramid Freight (Proprietary) Ltd., one of our subsidiaries. From 1984 to 1987, Mr. Samuels served as the Financial Manager of Sun Couriers, an express courier operation in South Africa. From 1982 to 1984, Mr. Samuels served as the Financial Manager for Adfreight (Pty) Ltd., an express courier operation in South Africa, which was merged into Sun Couriers in 1984. Mr. Samuels received a Bachelor of Commerce degree from the University of the Witwatersrand and is a qualified chartered accountant in South Africa.

      Gene Ochi has served as our Senior Vice President-Marketing and Global Growth since 1998. From 1993 to 1998, Mr. Ochi served as the Regional Vice President, Western U.S.A., of UTi, United States, Inc., one of our subsidiaries. From 1989 to 1992, Mr. Ochi served as the Senior Vice President of Marketing of BAX Global. From 1982 to 1989, Mr. Ochi served in various executive capacities for Flying Tigers, a cargo airline. From 1979 to 1982, Mr. Ochi served as the Vice President of Marketing for WTC Air Freight. Mr. Ochi received a Bachelor of Science degree from the University of Utah and an M.B.A. from the University of Southern California.

      Linda C. Bennett has served as our Senior Vice President and Chief Information Officer since April 2000. From August 1995 to February 2000, Ms. Bennett served as the Director, Information Technology and later as the Vice President, Information Technology for Pinkerton’s, Inc., a security guard, consulting, investigation and security system integration company. Ms. Bennett received a Bachelor of Arts degree from Pepperdine University and an M.B.A. from the Andersen School of Management at the University of California, Los Angeles.

      John S. Hextall has served as our President for the Europe Region since May 2001. From March 2000 to May 2001, Mr. Hextall served as Managing Director Atlantic Region. From 1997 to 2000, Mr. Hextall served as the Managing Director of UTi Worldwide (U.K.) Ltd., one of our subsidiaries. From 1993 to 1997, Mr. Hextall served as the Managing Director of UTi Belgium N.V., one of our subsidiaries. Mr. Hextall received a Bachelor of Science Combined Honours degree in Transport Planning & Operations from the University of Aston, Birmingham, UK.

      Our other senior managers are as follows:

Name	Age	Position

Gordon C. Abbey	51	Managing Director UTi Africa Region
David Cheng	59	Chairman of UTi Hong Kong & China
Brian R. J. Dangerfield	45	Executive Vice President Northeast Asia and the Indian Subcontinent
Carlos Escario Pascual	42	Managing Director, Grupo SLi
William T. Gates	56	Chief Executive Officer-Standard Corporation
Walter R. Mapham	56	Director Strategic Services
Glenn Mills	51	Vice President - Sales & Marketing, Asia Pacific
Michael K. O’Toole	59	Vice President - Predictable Performance
Graham Somerville	49	Managing Director Sun Couriers Division

Available Information

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, http://www.go2uti.com, as soon as reasonably practicable after they are filed or furnished electronically with the SEC. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Item 2.	Properties

      We lease or, in a few cases, own 421 facilities in 49 countries. These facilities are comprised of office and warehouse space. In most countries, these facilities typically are located close to an airport, ocean port, or an important border crossing and range in size from approximately 35 square feet to approximately 508,000 square feet. Leases for our principal properties generally have terms of five years or more and often include options to renew. While some of our leases are month-to-month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.

      Included in our leased facilities we have approximately 4.3 million square feet of single-tenant warehouses and distribution facilities and approximately 3.8 million square feet of shared warehouses, excluding our contract logistics operations located in the customers’ facilities. As of January 31, 2004, we leased 93 medium- to large-sized warehouse facilities ranging in size from approximately 10,000 square feet to approximately 508,000 square feet and we own five medium-sized warehouse facilities ranging in size from approximately 18,000 square feet to approximately 55,000 square feet. These warehouse facilities are located in Australia (four locations), Bangladesh (one location), Belgium (one location), Canada (one location), Colombia (four locations), the Czech Republic (one location), Hong Kong (two locations), Italy (three locations), Malawi (one location), the Netherlands (four locations), New Zealand (two locations), Philippines (two locations), Portugal (one location), South Africa (28 locations), Spain (seven locations), Sweden (one location), the United Kingdom (six locations) and the United States (29 locations). Approximately 51,000 square feet of our leased facilities represents single-tenant warehouses and distribution facilities under leases with a term longer than the logistics services contracts we have with our customers.

      We also own five facilities in South Africa ranging in size from approximately 23,500 square feet to approximately 406,600 square feet which we use in our domestic delivery service in that country.

Item 3.	Legal Proceedings

      From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. To date, none of these types of litigation has had a material effect on us and, as of the date of this annual report, we are not a party to any material litigation except as described below.

      We are involved in litigation in Italy (in cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with Enrico Furgada the former ultimate owner of Per Transport SpA and related entities in connection with our April 1998 acquisition of Per Transport SpA and our subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. We have brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. We have been advised that proceedings to recover amounts owing by the former ultimate owner and other entities owned by him, to third parties may be instituted against us. It is alleged that Per Transport SpA guaranteed certain obligations of these other entities owned by the former ultimate owner. We believe that these guarantees are the responsibility of the former ultimate owner. These guarantees were made prior to our acquisition, were not disclosed to us during our acquisition negotiations nor were they disclosed in the audited statutory financial statements of Per Transport SpA. Civil and criminal proceedings have also been instituted against the former ultimate owner in relation to these guarantees. The total of all such actual and potential claims is approximately $16.2 million, based on exchange rates as of January 31, 2004.

      We are one of seven defendants named in a lawsuit filed on July 30, 2001 in the United States Bankruptcy Court for the Southern District of New York. The plaintiff, the committee of unsecured creditors of FMI Forwarding (formerly known as Intermaritime Forwarding), alleges under a theory of fraudulent conveyance that we paid inadequate consideration for certain assets of Intermaritime Forwarding and also alleges that we are liable for debts of FMI Forwarding on a successor liability theory. The plaintiff seeks recovery in an amount up to $4.6 million.

      A former customer, De La Rue International, filed a complaint against us in the Superior Court of Gwinnett County, Georgia on April 21, 2003 alleging that we were negligent, that we breached our contractual obligations and that we fraudulently concealed the fact that three shipments in August and September 1999 were not properly and timely reported to U.S. Customs for clearance. The plaintiff is asking for damages in excess of $2.0 million.

      We are one of approximately 83 defendants named in two class action lawsuits which were originally filed on September 19, 1995 and subsequently consolidated in the District Court of Brazaria County, Texas (23rd Judicial District) where it is alleged that various defendants sold chemicals that were utilized in the 1991 Gulf War by the Iraqi army which caused personal injuries to U.S. armed services personnel and their families, including birth defects. The lawsuits were brought on behalf of the military personnel who served in the 1991 Gulf War and their families and the plaintiffs are seeking in excess of $1.0 billion in damages. To date, the plaintiffs have not obtained class certification. We believe we are a defendant in the suit because an entity that sold us assets in 1993 is a defendant. We believe we will prevail in this matter because the alleged actions giving rise to the claims occurred prior to our purchase of the assets. We further believe that we will ultimately prevail in this matter since we never manufactured chemicals and the plaintiffs have been unable to thus far produce evidence that we acted as a freight forwarder for cargo that included chemicals used by the Iraqi army.

      On August 19, 2003 in the District Court of Dallas County, Texas we were named as one of the defendants in a wrongful death suit filed by the survivors of an automobile accident caused by the toppling of an ocean container from the chassis of a truck (Sim et. al. versus Sharpless et. al.). The truck was under the control of the steamship line at the time of the accident. The case is being defended by outside counsel appointed by our general liability insurance carrier. The plaintiffs are claiming non-specific but exemplary damages in excess of $4.0 million.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders (members) during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of our Ordinary Shares

      Our ordinary shares trade on the Nasdaq National Market System under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows:

	High	Low

Fiscal Year Ended January 31, 2004:
4th Quarter	$43.25	$33.14
3rd Quarter	38.40	29.85
2nd Quarter	36.63	26.00
1st Quarter	31.34	23.11
Fiscal Year Ended January 31, 2003:
4th Quarter	27.14	19.55
3rd Quarter	23.89	15.70
2nd Quarter	21.70	16.06
1st Quarter	20.60	16.31

      As of March 31, 2004, the number of holders of record of our ordinary shares was 265.

Dividend Policy

      During fiscal 2004 and fiscal 2003, we paid an annual regular cash dividend of $0.095 and $0.075 per ordinary share, respectively. In April 2004, the board of directors declared an annual regular cash dividend of $0.115 per ordinary share, payable on May 21, 2004 to shareholders of record as of April 30, 2004. Historically, our board of directors has considered the declaration of dividends on an annual basis. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors which our board of directors deems relevant. We intend to reinvest a substantial portion of our earnings in the development of our business and no assurance can be given that dividends will be paid to our shareholders in the future.

Exchange Controls

      There are currently no British Virgin Islands laws or regulations restricting the import or export of capital or affecting the payment of dividends or other distributions to holders of our ordinary shares who are non-residents of the British Virgin Islands.

      Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our holding company.

Taxation

United States Federal Income Tax Consequences

General

      This section summarizes certain material United States federal income tax consequences to holders of our ordinary shares as of the date of this report. The summary applies to you only if you hold our ordinary shares as a capital asset for tax purposes (that is, for investment purposes). The summary does not cover state, local or foreign law. In addition, this summary does not apply to you if you are a member of a class of holders subject to special rules, such as:

•	a dealer in securities or currencies;

•	a trader in securities that elects to use a mark-to-market method of accounting for your securities holdings;

•	a bank;

•	a life insurance company;

•	a tax-exempt organization;

•	a person that holds our ordinary shares as part of a straddle or a hedging, integrated, constructive sale or conversion transaction for tax purposes;

•	a person whose functional currency for tax purposes is not the U.S. dollar;

•	a person liable for alternative minimum tax; or

•	a person that owns, or is treated as owning, 10% or more of any class of our shares.

      The discussion is based on current law as of the filing of this annual report. Changes in the law may alter the tax treatment of our ordinary shares, possibly on a retroactive basis. The discussion also assumes that we will not be classified as a “controlled foreign corporation” under U.S. law.

      The discussion does not cover tax consequences that depend upon your particular tax circumstances. We recommend that you consult your tax advisor about the consequences of holding our ordinary shares in your particular situation.

      For purposes of the discussion below, you are a U.S. holder if you are a beneficial owner of our ordinary shares who or which is:

•	an individual U.S. citizen or resident alien;

•	a corporation, or entity taxable as a corporation, that was created, or treated as created, under U.S. law (federal or state);

•	an estate whose worldwide income is subject to U.S. federal income tax; or

•	a trust if (1) a U.S. court is able to exercise primary supervision over its administration and (2) one or more U.S. persons have authority to control all substantial decisions of the trust.

      If you are not a U.S. holder, you are a non-U.S. holder and the discussion below titled “Tax Consequences to Non-U.S. Holders” will apply to you.

      If a partnership holds our ordinary shares, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. If you are a partner of a partnership holding ordinary shares, you should consult your tax advisor.

Tax Consequences to U.S. Holders

Distributions

      If we make any distributions on our ordinary shares, the gross amount of any such distribution (other than in liquidation) that you receive with respect to our ordinary shares generally will be taxed to you as a dividend (i.e., ordinary income) to the extent such distribution does not exceed our current or accumulated earnings and profits, as calculated for U.S. federal income tax purposes. To the extent any distribution exceeds our earnings and profits, as calculated for U.S. federal income tax purposes, the distribution will first be treated as a tax-free return of capital to the extent of your adjusted tax basis in our ordinary shares and will be applied against and reduce such basis on a dollar-for-dollar basis (thereby increasing the amount of gain and decreasing the amount of loss recognized on a subsequent disposition of such common stock). To the extent that such distribution exceeds your adjusted tax basis, the distribution will be taxed as gain recognized on a sale or exchange of our ordinary shares. See “Sale or Other Disposition of our Ordinary Shares,” below. Because we are not a U.S. corporation, dividends paid by us to corporations are not eligible for the dividends-received deduction. A U.S. holder will not be eligible to claim a foreign tax credit against its U.S. federal income tax liability for foreign taxes paid by us unless it is a U.S. corporation owning 10 percent or more of our voting stock. Dividends paid with respect to our ordinary shares will generally be treated as foreign source “passive income” or, in the case of some types of U.S. holders, “financial services income,” for purposes of computing allowable foreign tax credits for U.S. foreign tax credit purposes.

     Sale or Other Disposition of our Ordinary Shares

      In connection with the sale or other taxable disposition of our ordinary shares:

•	you will recognize a gain or loss equal to the difference (if any) between the U.S. dollar value of the amount realized on such sale or other taxable disposition, and your adjusted tax basis in such ordinary shares.

•	any gain or loss will be capital gain or loss and will be long-term capital gain or loss if your holding period for our ordinary shares is more than one year at the time of such sale or other disposition.

•	any gain or loss will be treated as having a United States source for United States foreign tax credit purposes and as a result of the foreign tax credit provisions of the Internal Revenue Code of 1986 you may be unable to claim a foreign tax credit for British Virgin Islands taxes, if any, imposed upon the sale or disposition of ordinary shares.

•	your ability to deduct capital losses is subject to limitations.

Passive Foreign Investment Company

      We will be classified as a passive foreign investment company for U.S. federal income tax purposes if:

•	75% or more of our gross income for the taxable year is passive income; or

•	on average for the taxable year, 50% or more of our assets by value or under certain circumstances, by adjusted basis, produce or are held for the production of passive income.

      We do not believe that we currently satisfy either of the requirements for classification as a passive foreign investment company. Because the determination of whether our ordinary shares constitute shares of a passive foreign investment company will be based upon the composition of our income and assets from time to time, there can be no assurance that we will not be considered a passive foreign investment company for any future fiscal year.

      If we are classified as a passive foreign investment company for any taxable year, unless a qualified electing fund election is made:

•	any excess distributions (generally defined as the excess of the amount received with respect to the shares in any taxable year over 125% of the average received in the shorter of either the three previous years or your holding period before the taxable year) made by us during a taxable year must be allocated ratably to each day of your holding period. The amounts allocated to the current taxable year and to taxable years prior to the first year in which we were classified as a passive foreign investment company will be included as ordinary income in gross income for that year. The amount allocated to each prior taxable year will be taxed as ordinary income at the highest rate in effect for the U.S. holder in that prior year and the tax is subject to an interest charge at the rate applicable to deficiencies in income taxes; and

•	the entire amount of any gain realized upon the sale or other disposition of ordinary shares will be treated as an excess distribution made in the year of sale or other disposition and as a consequence will be treated as ordinary income and to the extent allocated to years prior to the year of sale or other disposition, will be subject to the interest charge described above.

      The passive foreign investment company rules will not apply if the U.S. holder elects to treat us as a qualified electing fund and we provide specific information required to make the election. If we were classified as a passive foreign investment company, we intend to notify U.S. holders and provide them with that information as may be required to make the qualified electing fund election effective. If the qualified election fund election is made, a U.S. holder is taxable on its pro-rata share of our ordinary earnings and net capital gain for each taxable year of the company, regardless of whether the distributions were received. The U.S. holder’s basis in the ordinary shares will be increased to reflect taxed but undistributed income. Distributions of income that had previously been taxed will result in a corresponding reduction in basis in the ordinary shares and will not be taxed again as a distribution.

      U.S. holders that own ordinary shares during any year in which we are classified as a passive foreign investment company, must file Form 8621. We urge you to consult your own U.S. tax advisor regarding the U.S. federal income tax consequences of holding our shares while classified as a passive foreign investment company.

Information Return and Backup Withholding

      Distributions made by us with respect to our ordinary shares and gross proceeds from the disposition of the shares may be subject to information reporting requirements to the Internal Revenue Service and a 30% backup withholding tax. However, the backup withholding tax will generally not apply to a U.S. holder who furnishes a correct taxpayer identification number and provides other required information. If backup withholding applies, the amount withheld is not an additional tax, but is credited against the shareholder’s United States federal income tax liability. Accordingly, we urge you to contact your own tax advisor to ascertain whether it is necessary for you to furnish any such information to us or the Internal Revenue Service.

Tax Consequences to Non-U.S. Holders

     Distributions

      If you are a non-U.S. holder, you generally will not be subject to U.S. federal income tax on distributions made on our ordinary shares unless:

•	you conduct a trade or business in the United States and,

•	the dividends are effectively connected with the conduct of that trade or business (and, if an applicable income tax treaty so requires as a condition for you to be subject to U.S. federal income tax on a net income basis in respect of income from our ordinary shares, such dividends are attributable to a permanent establishment that you maintain in the United States).

      If you satisfy the two above-described requirements, you generally will be subject to tax in respect of such dividends in the same manner as a U.S. holder, as described above. In addition, any effectively connected dividends received by a non-U.S. corporation may also, under some circumstances, be subject to an additional “branch profits tax” at a 30% rate or such lower rate as may be specified by an applicable income tax treaty.

Sale or Other Disposition of our Ordinary Shares

      If you are a non-U.S. holder, you will not be subject to U.S. federal income tax, including withholding tax, in respect of gain recognized on a sale or other taxable disposition of our ordinary shares unless:

•	your gain is effectively connected with a trade or business that you conduct in the United States (and, if an applicable income tax treaty so requires as a condition for you to be subject to U.S. federal income tax on a net income basis in respect of gain from the sale or other disposition of our ordinary shares, such gain is attributable to a permanent establishment maintained by you in the United States), or

•	you are an individual and are present in the United States for at least 183 days in the taxable year of the sale or other disposition, and either:

•	your gain is attributable to an office or other fixed place of business that you maintain in the United States, or

•	you have a tax home in the United States.

      Effectively connected gains realized by a non-U.S. corporation may also, under some circumstances, be subject to an additional “branch profits tax” at a rate of 30% or such lower rate as may be specified by an applicable income tax treaty.

Backup Withholding and Information Reporting

      Payments (or other taxable distributions) in respect of our ordinary shares that are made in the United States or by a U.S. related financial intermediary will be subject to U.S. information reporting rules. You will not be subject to backup withholding of U.S. federal income tax provided that:

•	you are a corporation or other exempt recipient, or

•	you provide a taxpayer identification number (which, in the case of an individual, that is his or her social security number) and certify that no loss of exemption from backup withholding has occurred.

      If you are not a United States person, you generally are not subject to information reporting and backup withholding, but you may be required to provide a certification of your non-U.S. status in order to establish that you are exempt.

      Amounts withheld under the backup withholding rules may be credited against your U.S. federal income tax liability, and you may obtain a refund of any excess amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the Internal Revenue Service.

British Virgin Islands Taxation

      Under the International Business Companies Act of the British Virgin Islands as currently in effect, a holder of ordinary shares who is not a resident of the British Virgin Islands is exempt from British Virgin Islands income tax on dividends paid with respect to the ordinary shares and all holders of ordinary shares are not liable to the British Virgin Islands for income tax on gains realized during that year on sale or disposal of such shares; the British Virgin Islands does not impose a withholding tax on dividends paid by a company incorporated under the International Business Companies Act.

      There are no capital gains, gift or inheritance taxes levied by the British Virgin Islands on companies incorporated under the International Business Companies Act. In addition, shares of companies incorporated under the International Business Companies Act are not subject to transfer taxes, stamp duties or similar charges.

      There is no income tax treaty or convention currently in effect between the United States and the British Virgin Islands.

Recent Sales of Unregistered Securities

      At the time of our acquisition of Standard in October 2002, we established a contingent incentive earn-out arrangement for selected key employees of Standard. Pursuant to this arrangement, we issued 16,762 ordinary shares during the fourth quarter of fiscal 2004. These shares were not registered under the Securities Act of 1933 in reliance on the exemption from registration contained in Section 4(2) of the Act as transactions not involving a public offering.

      In addition, 67,373 ordinary shares were released during fiscal 2004 from the Guernsey Island Trusts established for the company’s Executive Share Plan and the Union-Transport Share Incentive Plan to a limited number of participants upon the exercise of options granted before the company became a reporting company pursuant to Rule 701 under the Securities Act of 1933.

Item 6.	Selected Financial Data

Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report.

      The selected consolidated financial data as of January 31, 2004 and 2003, and for each of the years in the three-year period ended January 31, 2004 have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of January 31, 2002, 2001 and 2000 and for each of the years in the two-year period ended January 31, 2001 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

	Year Ended January 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Gross revenue(1)	$1,502,875	$1,170,060	$889,786	$863,259	$706,955
Freight consolidation costs(1)(2)	906,734	765,270	585,227	561,413	461,338

Net revenues(2):
Airfreight forwarding	198,822	157,493	142,312	145,594	124,177
Ocean freight forwarding	75,131	66,554	58,633	54,461	44,078
Customs brokerage	65,532	61,105	54,034	55,295	40,156
Contract logistics	192,969	79,517	14,957	8,478	7,921
Other	63,687	40,121	34,623	38,018	29,285

Total net revenues	596,141	404,790	304,559	301,846	245,617
Staff costs	318,727	204,971	156,005	154,426	124,330
Depreciation and amortization	14,806	11,174	9,411	9,060	7,798
Amortization of intangible assets(3)	663	198	5,339	4,306	2,935
Other operating expenses	202,874	142,942	104,134	109,846	90,032

Operating income(3)	59,071	45,505	29,670	24,208	20,522
Pretax income(3)	59,771	43,294	28,477	25,623	18,750
Income before minority interests(3)	46,368	30,802	20,507	19,415	17,098
Net income(3)	$44,771	$29,294	$19,158	$18,453	$16,693

Basic earnings per ordinary share(3)(4)	$1.48	$1.13	$0.76	$0.95	$1.12

Diluted earnings per ordinary share(3)(4)	$1.42	$1.11	$0.75	$0.88	$0.86

Cash dividends declared per ordinary share	$0.095	$0.075	$0.075	$0.15	$0.14

Number of weighted average shares used for per share calculations:
Basic shares(4)	30,292	25,932	25,233	19,345	14,263
Diluted shares(4)	31,480	26,504	25,502	21,053	19,356
CASH FLOW DATA:
Purchases of property, plant and equipment	$18,720	$13,572	$8,711	$10,121	$8,990
Net cash provided by operating activities	65,858	49,602	43,086	32,654	10,240
Net cash used in investing activities	(50,380)	(76,685)	(29,687)	(40,274)	(29,530)
Net cash (used in)/provided by financing activities(4)	(24,860)	103,276	(18,239)	92,323	2,712

	Year Ended January 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
BALANCE SHEET DATA:
Working capital	$174,593	$157,864	$78,920	$95,435	$39,057
Total assets	703,341	627,075	404,611	443,753	288,098
Long-term liabilities	12,530	9,969	9,177	14,890	14,339
Shareholders’ equity:
Preference shares	—	—	—	—	36,535
Common stock(4)	318,409	311,161	207,143	206,626	90,952
Retained earnings	105,855	63,973	36,608	19,376	3,311
Accumulated other comprehensive loss	(38,418)	(50,965)	(63,897)	(38,514)	(23,396)

Total shareholders’ equity(4)	$385,846	$324,169	$179,854	$187,488	$107,402

(1)	Gross revenue represents billings on exports to customers, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby we also act as an agent. Gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from our services as an authorized agent for airline and ocean carriers and third-party freight insurers, are recognized at the time the freight departs the terminal of origin, which is when the customer is billed. Gross customs brokerage revenue and contract logistics and other revenue are recognized when we bill the customer, which for customs brokerage revenue is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenue is when the service has been provided to third parties in the ordinary course of business.

(2)	Net revenue is determined by deducting freight consolidation costs from gross revenue. Freight consolidation costs are recognized at the time the freight departs the terminal of origin.

(3)	Effective with fiscal year 2003, operating income, pretax income, income before minority interests and net income, as well as basic and diluted earnings per ordinary share, exclude the effect of amortization of goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142.

(4)	In December 2002, we completed a public offering of 4,600,000 ordinary shares. Net proceeds totaled approximately $100.0 million (after underwriting discounts and commissions and related transaction expenses). In November 2000, we completed a public offering of 5,405,000 ordinary shares. Net proceeds totaled approximately $71.8 million (after underwriting discounts and commissions and related transaction expenses).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our past performance, our financial condition and our prospects.

      We will discuss and provide our analysis in the following order:

•	Overview

•	Discussion of Operating Results

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Impact of Inflation

•	Critical Accounting Policies and Use of Estimates

•	Factors That May Affect Future Results and Other Cautionary Statements

Overview

      Our business operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa and in each of these geographic segments our principal sources of income include airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics and other supply chain management services.

      Our recent growth in gross revenue and net revenue for the years ended January 31, 2004 (which we refer to as fiscal 2004) and January 31, 2003 (which we refer to as fiscal 2003), compared to the respective prior year period, resulted from growth which we attribute to our acquisitions, favorable exchange rates as compared to the U.S. dollar and the growth of our existing operations.

      A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.

Description of Services & Revenue Recognition

Airfreight Forwarding

      When we act as an airfreight forwarder, we conduct business as an indirect carrier or occasionally as an authorized agent for the airline which carries the shipment. In both cases, gross revenue and applicable costs are recognized at the time the freight departs the terminal of origin.

      When we act as an indirect air carrier, we procure shipments from a large number of customers, consolidate shipments bound for a particular destination from a common place of origin, determine the routing over which the consolidated shipment will move, and purchase cargo space from airlines on a volume basis. As an indirect air carrier, our gross revenue includes the rate charged to the client for the movement of the shipment on the airline, plus the fees we charge for our other ancillary services such as preparing shipment-related documentation and materials handling related services. Airfreight forwarding gross revenue includes expedited movement by ground transportation and our domestic delivery service in South Africa.

      When we act as an indirect air carrier, our net revenue is the differential between the rates charged to us by the airlines and, where applicable, expedited ground transport operators, and the rates we charge our customers plus the fees we receive for our other services. Therefore, our net revenue is influenced by our ability to charge our customers a rate which is higher than the rate we obtain from the airlines, but which is also lower than the rate the customers could otherwise obtain directly from the airlines.

      When we act as an authorized agent for the airline which carries the actual shipment, our gross revenue is primarily derived from commissions received from the airline plus fees for the ancillary services we provide, such as preparing shipment-related documentation and materials handling related services. Our gross revenue does not include airline transportation costs when we act as an authorized agent. Accordingly, our gross revenue and net revenue are not materially different in this situation.

Ocean Freight Forwarding

      When we act as an ocean freight forwarder, we conduct business as an indirect ocean carrier or occasionally as an authorized agent for the ocean carrier which carries the shipment. Our gross revenue and net revenue from ocean freight forwarding and related costs are recognized the same way that our gross revenue and net revenue from airfreight forwarding and related costs are recognized.

      When we act as an indirect ocean carrier or non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points in a specified time period at an agreed upon rate. We then solicit freight from customers to fill the containers and consolidate the freight bound for a particular destination from a common shipping point. As in the case when we act as an indirect airfreight forwarder, our gross revenue in this situation includes the rate charged to the customer for the movement of the shipment on the ocean carrier plus our fees for the other services we provide which are related to the movement of goods such as preparing shipment-related documentation. Our net revenue is determined by the differential between the rates charged to us by the carriers and the rates we charge our customers along with the fees we receive for our other ancillary services.

      When we act as an authorized agent for an ocean carrier, our gross revenue is generated from the commission we receive from the carrier plus the fees we charge for the ancillary services we provide. Our gross revenue does not include transportation costs when we act as an authorized agent for an ocean carrier. Under these circumstances, our gross revenue and net revenue are not materially different.

Customs Brokerage

      We provide customs clearance and brokerage services with respect to the majority of the shipments we handle as a freight forwarder. We also provide customs brokerage services for shipments handled by our competitors. These services include assisting with and performing regulatory compliance functions in international trade.

      Customs brokerage gross revenue is recognized when the necessary documentation for customs clearance has been completed. This gross revenue is generated by the fees we charge for providing customs brokerage services, as well as the fees we charge for the disbursements made on behalf of a customer. These disbursements, which typically include customs duties and taxes, are excluded from our calculations of gross revenue since they represent disbursements made on behalf of customers. Typically, disbursements are included in our accounts receivable and are several times larger than the amount of customs brokerage gross revenue generated.

Contract Logistics

      Our contract logistics services primarily relate to our value-added warehousing services and distribution of goods and materials in order to meet customers’ inventory needs and production or distribution schedules. Our distribution services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support.

      Contract logistics gross revenue is recognized when the service has been provided to third parties in the ordinary course of business. We have expanded our contract logistics services with our acquisitions of Standard in fiscal 2003 and SLi in fiscal 2002.

Other Services

      We also provide a range of other supply chain management services, such as road transportation, warehousing services, consulting, order management, planning and optimization services, outsourced distribution services, developing specialized customer-specific supply chain solutions, and customized distribution and inventory management services. Our gross revenue in these capacities includes commissions and fees earned by us and are recognized upon performance.

     Acquisitions

      Acquisitions affect the comparison of our results between years prior to when acquisitions are made and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the dates of their respective acquisitions. We consider the operating results of an acquired company during the first twelve months following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth.

      During the last two fiscal years, we completed two significant acquisitions which have had a material effect on the comparison of our operating results, increasing gross revenues, net revenues and expenses in fiscal 2004 and fiscal 2003 over the respective prior year.

      In fiscal 2003, the operating results of Standard are included in our financial statements since the effective date of the acquisition, October 1, 2002. We acquired the entire issued share capital of Standard for an initial purchase price of approximately $48.8 million, of which approximately $31.3 million represented goodwill and other intangible assets. The final total consideration for this acquisition could be up to approximately $12.5 million higher, but is dependent on certain performance criteria being achieved over the two-year period following the date of acquisition. Of the $12.5 million potential additional consideration, approximately $8.2 million was paid in the fourth quarter of fiscal 2004 related to the first year performance.

      In fiscal 2002, the operating results of the acquired operations for SLi are included in our financial statements since the date of acquisition, January 25, 2002. UTi acquired the entire issued share capital of SLi, incorporated in Spain, for two initial cash payments totaling approximately $13.1 million, of which approximately $12.8 million represented goodwill. The remainder of the purchase price is contingent on future performance and is based on a multiple of the annual net income of the purchased operations over the period February 1, 2002 through January 31, 2006. The four contingent earn-out payments are calculated on each year’s results and are paid annually, using a deemed UTi share price of approximately $15.82 per ordinary share and are payable in ordinary shares or cash at the seller’s option if the share price is below $15.82. Through January 31, 2004, one earn-out payment, in cash, has been made totaling approximately $5.8 million.

      In December 2003, we announced the signing of definitive agreements to acquire South African-based International Healthcare Distributors (Pty.) Limited (which we refer to as IHD). In March 2004, we announced that we had received the approval of the South African Competition Authorities as well as signed distribution agreements from all 11 selling shareholders of IHD. However, certain wholesalers are challenging aspects of the ruling of the Competition Authorities, which includes a settlement agreement between the selling shareholders and the Competition Authorities. The implementation of the settlement agreement is a pre-condition to closing the proposed IHD transaction. The appeals process is scheduled to begin in April 2004. In addition, since the execution of the acquisition agreements announced by the company on December 2, 2003, the South African Government has announced its intention to introduce legislation that may impact the pharmaceutical industry in that country. Consequently, the sellers and UTi are awaiting further developments concerning the proposed legislation in order to assess its potential impact, if any, on the currently proposed structure of the transaction. There can be no assurances that the proposed transaction involving IHD will not be restructured or may not close for a variety of reasons, including the failure to satisfy closing or other conditions. If the proposed transaction of IHD does occur, we would anticipate that our gross and net revenues for contract logistics would increase along with our operating expenses and applicable income taxes.

Effect of Foreign Currency Translation on Comparison of Results

      Our reporting currency is the United States (U.S.) dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes will be affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower gross and net revenues reported, however as applicable costs are also converted from these currencies, costs would also be lower. The net impact on our net income is therefore somewhat mitigated. Similarly, the opposite effect will occur if these currencies appreciate against the U.S. dollar.

Discussion of Operating Results

      The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2004 and fiscal 2003 compared to the respective prior year. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in this Item under, “Factors That May Affect Future Results and Other Cautionary Statements,” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement. Our consolidated financial statements attached to this report, have been prepared in U.S. dollars and in accordance with U.S. GAAP.

Gross Revenue

      Gross revenue for our freight forwarding services is recognized in the region in which the shipment originates. Gross revenue for all other services is recognized in the region where the service is performed. Our gross revenue by operating segment is set forth in the following table (in thousands):

	Year Ended January 31,

	2004		2003		2002

		% of		% of		% of
		Gross		Gross		Gross
	Amount	Revenue	Amount	Revenue	Amount	Revenue

Europe	$424,457	28%	$372,515	32%	$264,280	30%
Americas	449,381	30	317,314	27	258,008	29
Asia Pacific	430,376	29	337,430	29	242,950	27
Africa	198,661	13	142,801	12	124,548	14

Gross revenue	$1,502,875	100%	$1,170,060	100%	$889,786	100%

      Gross revenue increased $332.8 million, or 28%, to $1.5 billion for fiscal 2004 compared to $1.2 billion for fiscal 2003. Of the total increase for fiscal 2004, $100.5 million was due to the impact of the acquisition of Standard and $119.6 million was due to the impact of favorable exchange rates as compared to the U.S. dollar. The remaining increase in gross revenue was due to organic growth and the impact of certain less significant acquisitions. By service line, our total increase in gross revenue was due to increases in fiscal 2004 over fiscal 2003 in contract logistics (127%), airfreight forwarding (16%), ocean freight forwarding (27%), other revenue (26%) and customs brokerage (6%).

      Gross revenue increased 31% to $1.2 billion for fiscal 2003 compared to $889.8 million for fiscal 2002 due to increases in gross revenue for contract logistics (325%), airfreight forwarding (26%), ocean freight forwarding (11%), other revenue (57%) and customs brokerage (15%). We estimate that acquisitions completed during fiscal 2003 accounted for $102.3 million of our gross revenue for fiscal 2003.

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

      The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Year Ended January 31,

	2004	2003	2002

Net revenues:
Airfreight forwarding	33%	39%	47%
Ocean freight forwarding	13	16	19
Customs brokerage	11	15	18
Contract logistics	32	20	5
Other	11	10	11

Total net revenues	100	100	100
Operating expenses:
Staff costs	53	51	51
Depreciation and amortization	2	3	3
Amortization of intangible assets	*	*	2
Other operating expenses	34	35	34

Operating income	10	11	10
Interest income	1	1	1
Interest expense	(1)	(1)	(2)
Gains/(losses) on foreign exchange	*	*	*

Pretax income	10	11	9
Provision for income taxes	2	3	3
Minority interests	*	*	*

Net income	8%	7%	6%

*	Less than one percent.

Year Ended January 31, 2004 Compared to Year Ended January 31, 2003

      Net revenue increased $191.3 million, or 47%, to $596.1 million for fiscal 2004 compared to $404.8 million for fiscal 2003. Overall, our net revenue benefited from the full year effect of acquisitions made in fiscal 2003 (primarily Standard) and from the impact of acquisitions made during fiscal 2004 as well as from favorable exchange rates as compared to the U.S. dollar and organic growth from our operations. On a constant currency basis, when we translate our fiscal 2004 results using currency exchange rates in effect for fiscal 2003, we estimate that acquisitions and favorable exchange rates accounted for approximately $107.7 million and $49.6 million, respectively, of the net revenue increase for fiscal 2004 versus the prior fiscal year. The total increase due to acquisitions of $107.7 million in fiscal 2004 as compared to fiscal 2003 reflects the acquisition benefit of Standard on net revenues of $100.5 million.

      Airfreight forwarding net revenue increased $41.3 million, or 26%, to $198.8 million for fiscal 2004 compared to $157.5 million for the prior year. This increase primarily resulted from favorable exchange rates as compared to the U.S. dollar in fiscal 2004 when compared to fiscal 2003, mostly in our Africa and Europe regions, due to changes in the South African rand and the euro, respectively, and to organic growth in all regions. Increased volumes in Africa led to growth in that region. The Europe region improved their yields to help offset lower export volumes, resulting in an overall increase in the Europe region’s net revenues, excluding the currency translation impact. Asia Pacific’s volumes grew in fiscal 2004 over the prior year, even considering the higher volumes reported in fiscal 2003 as a result of increased demand in airfreight created by last year’s West Coast port lock-out. We also experienced some growth in airfreight forwarding net revenues in the Americas region as slightly higher export volumes offset a slight decline in yields.

      Ocean freight forwarding net revenue increased $8.5 million, or 13%, to $75.1 million for fiscal 2004 compared to $66.6 million for fiscal 2003. This increase was due primarily to increased volumes in fiscal 2004 versus fiscal 2003, especially in the Africa and Asia Pacific regions, which offset our decline in yields caused by price increases from ocean carriers which were typically passed through to customers at lower margins than we have historically experienced.

      Customs brokerage net revenue increased $4.4 million, or 7%, to $65.5 million for fiscal 2004 compared to $61.1 million for fiscal 2003. Customs brokerage net revenue increased primarily as a result of the higher shipping volumes resulting from increased demand for our services.

      Contract logistics net revenue increased $113.5 million, or 143%, to $193.0 million for fiscal 2004 compared to $79.5 million for the prior year. This increase was primarily due to the full year contribution from the Standard acquisition in fiscal 2004.

      Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $23.6 million, or 59%, to $63.7 million for fiscal 2004 compared to $40.1 million for fiscal 2003. This increase was also primarily due to the full year contribution from the Standard acquisition in fiscal 2004.

      Staff costs increased $113.7 million, or 55%, to $318.7 million for fiscal 2004 from $205.0 million for the prior year, primarily as a result of the addition of personnel in connection with our acquisition of Standard, which accounted for approximately $57.4 million of the total increase. Staff costs were also generally higher in fiscal 2004 as compared to fiscal 2003 because of an increase in reported costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the U.S. dollar during the year. The increase in total staff costs expressed as a percentage of net revenues from 51% in fiscal 2003 to 53% in fiscal 2004 was primarily related to Standard’s contract logistics business which has historically experienced higher staff costs as a percentage of net revenues than our freight forwarding operations and we expect staff costs to generally be higher when expressed as a percentage of net revenues as compared to our historic trends. Staff costs are the largest component of operating expenses and we strive to manage these costs in relation to net revenue growth.

      Depreciation and amortization expense increased by $3.6 million, or 33%, for fiscal 2004 over fiscal 2003 to $14.8 million primarily due to increases in capital spending for computer equipment and fixtures and fittings during the period, along with the impact of fiscal 2004 acquisitions and the full year impact of fiscal 2003 acquisitions. Depreciation and amortization expense declined slightly to 2% of net revenue in fiscal 2004 as compared to 3% in the prior year.

      Other operating expenses increased by $60.0 million, or 42%, to $202.9 million in fiscal 2004 compared to $142.9 million for fiscal 2003. Generally these expenses increased because of the full year impact of our acquisition of Standard (estimated to be $35.8 million) and also because of an increase in reported costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the U.S. dollar during the year. Included in other operating expenses for fiscal 2004 are facilities and communications costs of $67.7 million compared to $45.9 million of such costs for the prior fiscal year. Facilities and communications costs increased primarily as a result of the addition of new locations in fiscal 2004 as compared to the prior fiscal year, including those acquired with Standard. The balance of the other operating expenses is comprised of selling, general and administrative costs. For fiscal 2004, selling, general and administrative costs were $135.2 million compared to $97.0 million for the same prior year period. The increase in selling, general and administrative costs was primarily a result of the acquisition of Standard (estimated to be $25.8 million) and secondarily to the stronger euro and South African rand when compared to the U.S. dollar. When expressed as a percentage of net revenue, other operating expenses decreased to 34% for fiscal 2004 from 35% for fiscal 2003.

      Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Both interest income and interest expense increased in fiscal 2004 as compared to fiscal 2003 by $2.2 million, or 48%, and $0.7 million, or 14%, respectively. The increase in interest income was primarily due to the higher levels of cash balances in fiscal 2004 due to the cash received in December 2003 from our follow-on stock offering, while the increase in interest expense was due primarily to the acquisition impact of Standard.

      The effective income tax rate decreased to 22% in fiscal 2004 compared to 29% in the prior year. The effective income tax rate decreased in fiscal 2004 as compared to fiscal 2003, primarily due to the prior year effective income tax rate including the establishment of certain valuation allowances and changes in local tax rates, which were not repeated in fiscal 2004. Our overall tax rate is impacted by the geographic composition of our worldwide taxable income, with some of our operations in countries with low effective income tax rates. For fiscal 2005, we currently anticipate that our effective tax rate will be approximately 25%, although such rate may fluctuate due to the geographic mix of our taxable income.

      Net income increased by $15.5 million, or 53%, to $44.8 million in fiscal 2004 as compared to the prior year for the reasons listed above.

Year Ended January 31, 2003 Compared to Year Ended January 31, 2002

      Net revenue increased $100.2 million, or 33%, to $404.8 million for fiscal 2003 compared to $304.6 million for fiscal 2002. Overall, our net revenue benefited from acquisitions made during fiscal 2003 (primarily Standard) as well as from the full year effect of acquisitions made in fiscal 2002 (primarily SLi). We estimate that acquisitions accounted for approximately $74.4 million of the net revenue increase for fiscal 2003 versus the prior fiscal year.

      Airfreight forwarding net revenue increased $15.2 million, or 11%, to $157.5 million for fiscal 2003 compared to $142.3 million for the prior year. This increase primarily resulted from higher volumes in all regions, but particularly in the Asia Pacific region, partially offset by negative pricing pressures and a lower overall airfreight yield. Fiscal 2003 airfreight forwarding net revenue for Asia Pacific, where there was increased demand in airfreight created by the West Coast port lock-out, increased 20% over the prior year. Airfreight forwarding net revenue in Europe also benefited from acquisitions in addition to increased volumes, resulting in growth of 23% in fiscal 2003 when compared to fiscal 2002. We experienced pricing pressures in all regions as a result of carrier capacity restraints and, in the Asia Pacific region, as a result of our air charter program that we employed to secure airfreight capacity for our customers. The overall airfreight yield also declined because of a shift in our geographic mix of gross revenues with an increasing share from the Asia Pacific region where our yields are at lower levels than the company’s historic average yield, thereby depressing the overall yield.

      Ocean freight forwarding net revenue increased $8.0 million, or 14%, to $66.6 million for fiscal 2003 compared to $58.6 million for the prior year. This increase was due primarily to increased volumes in fiscal 2003 versus fiscal 2002 and secondarily to acquisitions. Volume increases were tempered somewhat by negative pricing pressures. Africa and Europe experienced growth in ocean freight forwarding net revenue, with increases of 33% and 30%, respectively, in fiscal 2003 compared to fiscal 2002, benefiting primarily from the SLi acquisition and, to a lesser degree, increased volumes from our operations in existence prior to fiscal 2002.

      Customs brokerage net revenue increased $7.1 million, or 13%, to $61.1 million for fiscal 2003 compared to $54.0 million for fiscal 2002. Customs brokerage net revenue increased primarily as a result of the higher shipping volumes resulting from increased demand for our services.

      Contract logistics net revenue increased $64.5 million, or 432%, to $79.5 million for fiscal 2003 compared to $15.0 million for the prior year. This increase was primarily due to contributions from the Standard and SLi acquisitions, which contributed four and twelve months of operating results, respectively, and, to a lesser degree, new business.

      Other net revenue, which includes revenue from our other supply chain management services such as road transportation, consulting, order management, planning and optimization services, increased $5.5 million, or 16%, to $40.1 million for fiscal 2003 compared to $34.6 million for fiscal 2002. This increase was primarily due to contributions from the Standard and SLi acquisitions, and, to a lesser degree, new business.

      Staff costs increased $49.0 million, or 31%, to $205.0 million for fiscal 2003 from $156.0 million for the prior year, primarily as a result of the addition of personnel in connection with our acquisitions of Standard and SLi. Staff costs, however, remained constant when expressed as a percentage of net revenue, at 51% in both fiscal 2003 and fiscal 2002. Staff costs are the largest component of operating expenses and we strive to manage these costs in relation to net revenue growth.

      Depreciation and amortization expense increased by $1.8 million, or 19%, for fiscal 2003 over fiscal 2002 to $11.2 million primarily due to increases in capital spending for computer equipment and fixtures and fittings during the period, along with the impact of fiscal 2003 acquisitions and the full year impact of fiscal 2002 acquisitions. Depreciation expense remained constant at 3% of net revenue in fiscal 2003 as compared to the prior year.

      Amortization of intangible assets decreased by $5.1 million, or 96%, to $0.2 million in fiscal 2003 as compared to $5.3 million in the prior year. We ceased amortizing goodwill effective February 1, 2002 when we adopted SFAS No. 142, however, we recorded amortization expense of $0.2 million related to the amortization of other intangible assets acquired with Standard.

      Other operating expenses increased by $38.8 million, or 37%, to $142.9 million in fiscal 2003 compared to $104.1 million for fiscal 2002. Included in other operating expenses for fiscal 2003 are facilities and communications costs of $45.9 million compared to $37.3 million of such costs for the prior year. Facilities and communications costs increased primarily as a result of the addition of new locations in fiscal 2003 as compared to the prior fiscal year, including the acquisitions of Standard and SLi. The balance of the other operating expenses is comprised of selling, general and administrative costs. For fiscal 2003, selling, general and administrative costs were $97.0 million compared to $66.8 million for fiscal 2002. The increase in selling, general and administrative costs was primarily a result of the acquisitions of Standard and SLi. When expressed as a percentage of net revenue, other operating expenses increased from 34% for fiscal 2002 to 35% for fiscal 2003.

      Net interest expense, consisting primarily of interest on our credit facilities and capital lease obligations offset by interest income on our cash deposits, decreased $0.7 million to $0.5 million in fiscal 2003 from $1.2 million for the prior year. This decrease was due primarily to decreased borrowings during fiscal 2003 as compared to fiscal 2002, along with increased interest income for the cash on deposit received in December 2002 from our follow-on stock offering.

      There was a net loss on foreign exchange of $1.7 million in fiscal 2003 compared to a gain of $17,000 for the prior fiscal year. This decrease was primarily due to exchange losses recorded upon the settlement of intercompany loans in the fourth quarter of fiscal 2003.

      The effective income tax rate increased to 29% in fiscal 2003 compared to 28% in the prior fiscal year. Our overall tax rate is impacted by the geographic composition of our worldwide taxable income, with some of our operations in countries with low effective income tax rates.

      Net income increased by $10.1 million, or 53%, to $29.3 million in fiscal 2003 as compared to the prior year for the reasons listed above.

Liquidity and Capital Resources

      As of January 31, 2004, our cash and cash equivalents totaled $156.7 million, representing a decrease of $11.4 million from January 31, 2003, as a result of using a net amount of $9.4 million of cash in our operating, investing and financing activities and a negative impact of $2.0 million related to the effect of foreign exchange rate changes on our cash balances. Historically, we have used our internally generated net cash flow from operating activities along with the net proceeds from the issuance of ordinary shares to fund our working capital requirements, capital expenditures, acquisitions and debt service.

      In fiscal 2004, we generated approximately $65.9 million in net cash from operating activities. This resulted from net income of $44.8 million plus depreciation and amortization of intangible assets totaling $15.5 million and other items totaling $4.0 million, plus a net decrease in working capital of approximately $1.6 million.

      During fiscal 2004, we used approximately $30.3 million of cash for acquisitions and contingent earn-out payments, of which approximately $6.1 million was used to acquire IndAir Carriers (Pvt) Ltd. and Kite Logistics (Pty) Limited and the balance was used for contingent earn-out payments for acquisitions made in prior fiscal years. Our earn-out payments made in fiscal 2004 included the final earn-out payment related to our acquisition of Continental of approximately $7.6 million, the first of four contingent earn-out payments for our acquisition of SLi of approximately $5.8 million and the first of two contingent earn-out payments for Standard of approximately $8.2 million. Future earn-out payment calculations, which may result in a significant use of cash, include the second and final earn-out payment for Standard, which is limited by the purchase agreement to be no more than $4.3 million and is scheduled for the fourth quarter of fiscal 2005, and the three remaining earn-out payment calculations related to our acquisition of SLi each of which scheduled for the second quarter of fiscal 2005, fiscal 2006 and fiscal 2007, respectively. During fiscal 2004, cash used for capital expenditures was $18.7 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we do not expect our capital expenditures to be significantly higher in fiscal 2005 when compared to fiscal 2004.

      Our financing activities during fiscal 2004 used $24.9 million of cash, primarily due to reductions on bank lines of credit and short-term borrowings totaling approximately $22.7 million. Additionally, we paid dividends of $2.9 million during fiscal 2004. We expect to use approximately $3.6 million of cash in the second quarter of fiscal 2005 for the payment of dividends on our ordinary shares as declared by our board of directors on April 6, 2004.

Credit Facilities

      We have various bank credit facilities established in countries where such facilities are required for our business. At January 31, 2004 these facilities provided for lines of credit from approximately $0.1 million to $45.0 million, and provided for guarantees, which are a necessary part of our business, totaling $54.0 million, and a total borrowing capacity of $138.9 million. Due to the global nature of our business, we utilize a number of different financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Our borrowings under these facilities totaled $18.2 million at January 31, 2004 and we had approximately $66.8 million of available, unused borrowing capacity under our various bank credit facilities. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 0.5% to 16.8% at January 31, 2004. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. While the majority of our borrowings are due and payable within one year, we believe we will be able to renew such facilities on commercially reasonable terms.

      Our current largest credit facility is with Nedcor Bank Limited (Nedcor Bank), totaling 28.3 million British pounds sterling (equivalent to approximately $51.5 million as of January 31, 2004). Of this facility, approximately $45.0 million is primarily used for guarantees and standby letters of credit to secure banking facilities and $6.5 million is primarily used for guaranteeing performance undertakings of our subsidiary companies. The facility is available on an ongoing basis until further notice, subject to Nedcor Bank’s credit review procedures and may be terminated by the bank at any time. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.

      As of the date of this filing, UTi, (U.S.) Holdings, Inc., the U.S. parent company of our operating subsidiary companies in the United States, is in the process of negotiating a proposed senior revolving credit facility primarily for use in our operations in the United States. If completed, it is currently anticipated that the proposed facility would provide for borrowings based upon a borrowing base formula. In the event the proposed credit facility is not finalized, we believe we have sufficient working capital in order to fund our operations in the United States as currently conducted without disruption or adverse consequences.

Contractual Obligations

      At January 31, 2004, we had the following contractual obligations (in thousands):

	Payments Due By Period

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Bank and other long-term debt obligations	$19,585	$19,492	$65	$28	$—
Capital lease obligations (1)	12,569	2,680	2,472	7,331	86
Operating lease obligations	125,076	31,007	51,347	28,022	14,700
Unconditional purchase obligations	463	463	—	—	—

Total	$157,693	$53,642	$53,884	$35,381	$14,786

(1)	Includes interest.

      We believe that with our current cash position, various bank credit facilities and operating cash flows, we have sufficient means to meet our working capital and liquidity requirements for the next twelve months as our operations are currently conducted.

      The nature of our operations necessitates dealing in many foreign currencies and our results are subject to fluctuations due to changes in exchange rates. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Off-Balance Sheet Arrangements

      Other than operating leases, we have no material off-balance sheet arrangements.

Impact of Inflation

      To date, our business has not been significantly or adversely affected by inflation. Historically, we have been generally successful in passing carrier rate increases and surcharges on to our customers by means of price increases and surcharges. Direct carrier rate increases could occur over the short- to medium-term. Due to the high degree of competition in the marketplace, these rate increases might lead to an erosion of our profit margins.

Critical Accounting Policies and Estimates

      Our discussion of our operating and financial review and prospects is based on our consolidated financial statements, prepared in accordance with U.S. GAAP and contained within this report. Certain amounts included in, or affecting, our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent obligations are necessarily affected by these estimates. In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable and various other recorded and disclosed amounts. We evaluate these estimates on an ongoing basis.

      Our significant accounting polices are included in Note 1 to the consolidated financial statements included in this report; however, we believe that certain accounting policies are more critical to our financial statement preparation process than others. These include our policies on revenue recognition, income taxes, allowance for doubtful receivables, goodwill, contingencies and currency translation.

Revenue Recognition

      Gross revenue represents billings on exports to customers, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby we act as an agent. Gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from our services as an authorized agent for airline and ocean carriers and third-party freight insurers, are recognized at the time the freight departs the terminal of origin which is when the customer is billed. Gross customs brokerage revenue, contract logistics revenue and other revenue are recognized when we bill the customer, which for customs brokerage revenue is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenue is when the service has been provided to third parties in the ordinary course of business. Net revenue is determined by deducting freight consolidation costs from gross revenue. Freight consolidation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided, and adjusted upon receipt of the final suppliers invoice.

Income Taxes

      Our overall effective income tax rate is determined by the geographic composition of our worldwide taxable income, with some of our operations in countries with low effective income tax rates. Consequently our accrual of tax expense on an interim basis is based on an estimate of our overall effective tax rate for the related annual period.

      Deferred income taxes are accounted for using the liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable income. Deferred income tax assets and liabilities are recognized for all taxable temporary differences. Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred income taxes are charged or credited to the income statement.

      Deferred income tax assets are offset by valuation allowances so that the assets are recognized only to the extent that it is more likely than not that taxable income will be available against which deductible temporary differences can be utilized. We consider our historical performance, forecast taxable income and other factors when we determine the sufficiency of our valuation allowances. We believe the estimates and assumptions used to determine future taxable income to be reasonable, although they are inherently unpredictable and uncertain and actual results may differ from these estimates.

Allowance for Doubtful Receivables

      We maintain an allowance for doubtful receivables based on a variety of factors and estimates. These factors include historical customer trends, general and specific economic conditions and local market conditions. We believe our estimate for doubtful receivables is based on reasonable assumptions and estimates, although they are inherently unpredictable and uncertain and actual results may differ from these estimates

Goodwill

      The company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). In accordance with SFAS No. 142, no amortization was recorded for goodwill for acquisitions completed after June 30, 2001. Further, effective February 1, 2002, in accordance with SFAS No. 142, the company discontinued the amortization relating to all existing goodwill. Intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 requires that goodwill and non-amortizable intangible assets be assessed annually for impairment. This assessment requires the determination of the fair value of each reporting unit as compared to its carrying value. We determine the fair value of our reporting units on the income approach, which requires the use of estimates in determining future revenues, cash flows and capital expenditures, as well as market trends and growth. We believe these estimates and assumptions to be reasonable, although they are inherently unpredictable and uncertain and actual results may differ from these estimates. The company completes the required impairment test annually in the second quarter, or when certain events occur or circumstances change.

Contingencies

      We are subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the company is self-insured in relation to freight related exposures, adequate liabilities are estimated and recorded for the portion the company is self-insured. When estimates of our exposure from claims or pending or threatened litigation matters meet the recognition criteria of SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

Currency Translation

      For consolidation purposes, balance sheets of subsidiaries expressed in currencies other than U.S. dollars are translated at the rates of exchange ruling at the balance sheet date. Operating results for the year are translated using average rates of exchange for the year. Gains and losses on translation are recorded as a separate component of equity and are included in other comprehensive income or loss. Transactions in foreign currencies during the year are remeasured at rates of exchange ruling on the dates of the transactions. These gains and losses arising on remeasurement are accounted for in the income statement. Exchange differences arising on the translation of long-term structural loans to subsidiary companies are recorded as other comprehensive income or loss.

      Assets and liabilities at the balance sheet date of the company’s subsidiaries expressed in currencies different to their functional currencies, are remeasured at rates of exchange ruling at the balance sheet date. The financial statements of foreign entities that report in the currency of a hyper-inflationary economy are restated in terms of the measuring unit currency at the balance sheet date before they are translated into U.S. dollars.

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The company adopted the provisions of SFAS No. 145 as of February 1, 2003 and such adoption had no impact on its consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated after

December 31, 2002. The company adopted the provisions of SFAS No. 146 as of February 1, 2003 and such adoption did not have a material impact on its consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and to amend the disclosure requirements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2003, while certain disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002. The company adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for its year ended January 31, 2003 and the interim disclosure provisions in its financial reports for its year beginning February 1, 2003. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statement, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities [FIN No. 46 (R)]. FIN No. 46 (R) replaces FIN No. 46 in its entirety. FIN No. 46 (R) exempts certain entities from its requirements and clarifies certain complexities arising during the initial implementation of FIN No. 46. This revised interpretation is effective for reporting periods that end after March 15, 2004. The company expects that the adoption of this interpretation will have no material impact on its consolidated financial position or results of operations.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132). SFAS No. 132 retains the existing disclosure requirements for pensions and other postretirement benefits and requires additional disclosures for pension and other postretirement benefit plan assets, obligations and net cost in financial statements. In addition, SFAS No. 132 requires disclosures of certain plan information on a quarterly basis in interim financial statements. This statement did not change the methodologies underlying the measurement of obligations or recognition of expenses. This statement is effective for fiscal years ending after December 15, 2003 for all domestic (United States) plans. As permitted by the statement, we will adopt the additional disclosure provisions for our foreign plans for fiscal year ending January 31, 2005. The company expects that the adoption of this statement will have no material impact on its consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted the provisions of SFAS No. 150 as of August 1, 2003 and such adoption had no material impact on its consolidated financial position or results of operations.

Factors That May Affect Future Results and Other Cautionary Statements

      In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following factors and uncertainties in evaluating our business. Our business and operations are subject to a number of risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect our business, financial condition and future results of operations and should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the Securities and Exchange Commission. We caution readers that any forward-looking statements made by us are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Private Securities Litigation Reform Act and that a number of factors, including but not limited to those discussed below, could cause our actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements.

We conduct business throughout the world and we expect that our results of operations may be impacted by international trade volumes and by global and regional economic conditions.

      Our business is related to and dependent on general world economic conditions, and the local, regional, national and international conditions that affect international trade and the specific regions or countries that we serve. We are affected by recessionary economic cycles and downturns in our customers’ business cycles, particularly in market segments and industries such as chemicals, pharmaceuticals and apparel, where we have a significant concentration of customers.

      Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts, may adversely affect the global economy, our customers and their ability to pay for our services. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. We expect that our revenue and results of operations will continue to be sensitive to global and regional economic conditions.

Our international presence exposes us to potential difficulties associated with managing distant operations and to regulatory, tariff, licensing and other risks.

      We conduct a majority of our business outside of the United States and we anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our international operations are directly related to and dependent on the volume of international trade and local market conditions. Our international operations and international commerce are influenced by many factors, including:

•	changes in economic and political conditions and in governmental policies,

•	changes in international and domestic customs regulations,

•	wars, civil unrest, acts of terrorism and other conflicts,

•	natural disasters,

•	changes in tariffs, trade restrictions, trade agreements and taxation,

•	difficulties in managing or overseeing foreign operations,

•	limitations on the repatriation of funds because of foreign exchange controls,

•	different liability standards, and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.

      The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

Restrictions and controls on investments and acquisitions outside of the United States and our ability to conduct business with local agents in particular countries may restrict our ability to operate in those countries.

      Investments in joint ventures or businesses outside of the United States have been and will continue to be restricted or controlled to varying degrees. These restrictions or controls have and may continue to limit or preclude investments in proposed joint ventures or business acquisitions outside of the United States or increase our costs and expenses in seeking to effect such transactions. Various governments require governmental approval prior to investments by foreign persons and limit the extent of any such investments. In some countries, we may be required by local regulations to conduct operations pursuant to an agency or sponsorship agreement. Even if not required by regulations, we may conduct business in a country with a local agent who can provide knowledge of the local market conditions and facilitate the acquisition of necessary licenses and permits. The loss of an agent or sponsor could result in the temporary or permanent cessation of operations in a particular country. There can be no assurance that we will be able to replace such agent or sponsor on favorable terms, if at all. Furthermore, various governments restrict investment opportunities by foreign persons in some industries or may require governmental approval for the repatriation of capital and income by foreign investors. There can be no assurance that such approvals will be forthcoming in the future. There also can be no assurance that additional or different restrictions or adverse policies applicable to us will not be imposed in the future or, if imposed, as to the duration or impact of any such restrictions or policies.

Foreign currency fluctuations could result in currency translation exchange gains or losses or could increase or decrease the book value of our assets.

      Our reporting currency is the United States dollar. In fiscal year 2004, we derived a substantial portion of our gross revenue in currencies other than the United States dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the United States dollar could adversely affect our reported United States dollar earnings. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into United States dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results. We will experience the effects of changes in foreign currency exchange rates on our consolidated net income in the future.

We have significant operations located in South Africa which are subject to various economic, regulatory, political and other uncertainties and factors which could adversely impact our operations located in that country.

      For the fiscal year ended January 31, 2004, approximately 20% of our net revenues were generated in South Africa and our South African assets represented approximately 20% of our total assets as of January 31, 2004. South Africa faces a number of social, political and economic issues which may affect our South African operations.

      The government of South Africa and the South African business community have recently undertaken a number of significant steps designed to involve historically disadvantaged South Africans in the ownership and management of South African businesses and to achieve broad-based black empowerment in the South African economy. In January 2004, the South African government enacted legislation requiring business enterprises to develop empowerment plans and to report on their compliance with those plans. The purpose of the legislation is to empower historically disadvantaged South Africans through diverse but integrated social economic strategies including direct empowerment, the object of which is the promotion of ownership and control of the South African economy, the promotion of human resource development, and indirect empowerment incorporating criteria such as the level of procurement sourced from businesses which are owned or empowered by historically disadvantaged South Africans and investments in, and joint ventures with, businesses empowered or owned by historically disadvantaged South Africans.

      Our operations in South Africa are currently not certified as being “black empowered” for purposes of the legislation and we are actively considering the steps which will be necessary for us to become certified as “black empowered.” To achieve such certification, it may be necessary for us to restructure a portion of our South African operations or to dispose of a portion of our South African assets. Unless our operations become certified as “black empowered,” our existing customers may curtail or discontinue doing business with us or we may be unable to acquire additional business from new customers to the extent those customers seek to do business with black empowered enterprises. In this event, our investments in South Africa and our South African revenue and operating profits may be adversely affected.

Because our business is dependent on commercial airfreight carriers and air charter operators, ocean freight carriers and other transportation companies, changes in available cargo capacity and other changes affecting such carriers as well as interruptions in service or work stoppages by such carriers may negatively impact our business.

      We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies and other transportation companies for the movement of our customers’ cargo. Consequently, our ability to provide these services for our clients could be adversely impacted by shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our business is subject to seasonal trends.

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

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

      Our operating results have fluctuated in the past and it is likely that they will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. Changes in our pricing policies and those of our competitors and changes in the shipping patterns of our customers may adversely impact our operating results. In addition, the following factors could also cause fluctuations in our operating results:

•	personnel costs,

•	timing and magnitude of capital expenditures,

•	costs relating to the expansion of operations,

•	costs and revenue fluctuations due to acquisitions,

•	pricing and availability of cargo space on airlines, ships and trucks which we utilize to transport freight,

•	adjustments in inventory levels,

•	customer discounts and credits, and

•	changes in our customers’ requirements for contract logistics and outsourcing services.

      Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

We have grown and plan to grow, in part, through acquisitions of other freight forwarders, contract logistics providers, customs brokers, and other supply chain management providers. Growth by acquisitions involves risks and we may not be able to identify or acquire companies consistent with our growth strategy or successfully integrate any acquired business into our operations.

      We have grown through acquisitions and we may pursue opportunities to expand our business by acquiring other companies in the future. Acquisitions involve risks including those relating to:

•	identification of appropriate acquisition candidates or negotiation of acquisitions on favorable terms and valuations,

•	integration of acquired businesses and personnel,

•	implementation of proper business and accounting controls,

•	ability to obtain financing, on favorable terms or at all,

•	diversion of management attention,

•	retention of employees and customers, and

•	unexpected liabilities.

      Our growth strategy may affect short-term cash flow and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. If we are not able to identify or acquire companies consistent with our growth strategy or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, and our operating results may be adversely affected.

Our growth and profitability may not continue, which may result in a decrease in our stock price.

      We experienced significant growth in revenue and operating income over the past several years. There can be no assurance that our growth rate will continue or that we will be able to effectively adapt our management, administrative and operational systems to respond to any future growth. We can provide no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic or political conditions. Slower or less profitable growth or losses could adversely affect our results of operations.

We may not succeed with our NextLeap strategic operating plan, and as a result our revenue and profitability may not increase.

      We recently completed the second year of NextLeap, our five-year strategic operating plan. Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. This strategic operating plan requires that we successfully manage our operations and growth. Our business is subject to numerous factors beyond our control and there can be no guarantee that we will be able to successfully implement NextLeap or that our efforts will result in increased revenues or improved margins or profitability. If we are not able to increase our revenue or improve our operating margins in the future, our results of operations could be adversely affected.

Our effective income tax rate will impact our results of operations, our cash flow and our profitability.

      We have international operations and generate taxable income in different countries throughout the world, with different effective income tax rates. Our future effective income tax rate will be impacted by a number of factors, including the geographical composition of our worldwide taxable income. If the tax laws of the countries in which we operate are rescinded or changed or the United States or other foreign tax authorities were to change applicable tax laws or successfully challenge the manner or jurisdiction in which our profits currently are recognized, our effective income tax rate could increase, which would adversely impact our cash flow and profitability.

We face intense competition in the freight forwarding, contract logistics and supply chain management industry.

      The freight forwarding, contract logistics and supply chain management industry is intensely competitive and we expect it to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry. We also encounter competition from regional and local third-party logistics providers, freight forwarders and integrated transportation companies. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger competitors. In addition, customers increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also face competition from air and ocean carriers, computer information and consulting firms and contract manufacturers, all of which traditionally operated outside of the supply chain management industry, but are now beginning to expand the scope of their operations to include supply chain related services. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which could damage the long-term or short-term prospects of our business.

Our industry is consolidating and if we cannot gain sufficient market presence in our industry, we may not be able to compete successfully against larger, global companies in our industry.

      There currently is a marked trend within our industry toward consolidation of niche players into larger companies which are attempting to increase their global operations through the acquisition of freight forwarders and contract logistics providers. If we cannot gain sufficient market presence in our industry through internal expansion and additional acquisitions, we may not be able to compete successfully against larger, global companies in our industry.

We are dependent on key management personnel and the loss of any such personnel could materially and adversely affect our business.

      Our future performance depends, in significant part, upon the continued service of our key management personnel, including Roger MacFarlane (Chief Executive Officer), Matthys Wessels (Chairman of the Board and Chief Executive Officer - African Region), Alan Draper (Executive Vice President and President - Asia Pacific Region) and Lawrence Samuels (Senior Vice President - Finance, Chief Financial Officer and Secretary). There can be no assurance that we can retain such key managerial employees. The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. In addition, Peter Thorrington, our President and Chief Operating Officer, announced his intention in December 2003 to retire during fiscal 2005. No assurances can be given that we will be able to find a replacement with the operating experience and skills of Mr. Thorrington. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure you that we will be successful in our efforts.

Because we are a holding company, we are financially dependent on receiving distributions from our subsidiaries and we could be harmed if such distributions could not be made in the future.

      We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of our bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations.

Because we manage our business on a decentralized basis, our operations may be materially adversely affected by inconsistent management practices.

      We manage our business on a decentralized basis, with local and regional management retaining responsibility for day-to-day operations, profitability and the growth of the business. Our decentralized operating strategy can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, many of our subsidiaries operate with management, sales and support personnel that may be insufficient to support growth in their respective businesses without significant central oversight and coordination. Our decentralized operating strategy could result in inconsistent management practices and materially adversely affect our overall profitability, and ultimately our business, results of operations, financial condition and prospects.

We may need additional financing to fund our operations and finance our growth, and we may not be able to obtain financing on terms acceptable to us or at all.

      We may require additional financing to fund our operations and our current plans for expansion. Because our credit facilities often are limited to the country in which the facility is originated, we may require additional financing to fund our operations in countries in which we do not have existing credit facilities. In addition, when our existing credit facilities expire, we may need to obtain replacement financing. Additional or replacement financing may involve incurring debt or selling equity securities. There can be no assurance that additional or replacement financing will be available to us on commercially reasonable terms or at all. If we incur debt, the risks associated with our business could increase. If we raise capital through the sale of equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to obtain additional or replacement financing, our ability to fund our operations and meet our current plans for expansion will be materially adversely affected.

If we fail to develop and integrate information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our customers and protect against disruptions of our operations, we may lose inventory items, orders or customers, which could seriously harm our business.

      Increasingly, we compete for customers based upon the flexibility and sophistication of the information technology systems supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our web site or connect electronically, could significantly disrupt our operations, prevent customers from making orders, or cause us to lose inventory items, orders or customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future transaction volumes will decline. In addition, we expect customers to continue to demand more sophisticated, fully integrated information technology systems from their supply chain services providers. If we fail to hire qualified persons to implement, maintain and protect our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our customers and protect against disruptions of our operations, we may lose inventory items, orders or customers, which could seriously harm our business.

Our information technology systems are subject to risks which we cannot control.

      Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure which have experienced significant system failures and electrical outages in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers and the ability of our customers to access our information technology systems.

We may be adversely affected if we are unable to license the software necessary for our information technology system.

      We license a variety of software which is used in our proprietary information technology system which we call eMpower5. As a result, the success and functionality of our information technology system is dependent upon our ability to continue our licenses for this software. There can be no assurance that we will be able to maintain these licenses or replace the functionality provided by this software on commercially reasonable terms or at all. The failure to maintain these licenses or a significant delay in the replacement of this software could have a material adverse effect on our business, financial condition and results of operations.

If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and our results of operations and financial condition may be materially adversely affected.

      We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our intellectual property rights. These protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services. Further, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. A failure to protect our intellectual property rights could result in the loss or diminution in value of such rights.

If we are not able to limit our liability for customers’ claims through contract terms and the purchase of insurance, we could be required to pay large amounts to our customers as compensation for their claims and our results of operations could be materially adversely affected.

      In general, we limit by contract our liability to our customers for loss or damage to their goods to $20 per kilogram (approximately $9.07 per pound) for airfreight shipments and $500 per carton or customary unit, including an ocean container, for ocean freight shipments, with the actual insured amount determined based on the value of the freight. However, because a freight forwarder’s relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our customers. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than we, assumes liability for the safe delivery of the customer’s cargo to its ultimate destination. We have, from time to time, made payments to our customers for claims related to our services. Should we experience an increase in the number of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future. In addition, significant increases in insurance costs could reduce our profitability.

The failure of our policies and procedures which are designed to prevent the unlawful transportation or storage of hazardous, explosive or illegal materials could subject us to large fines, penalties or lawsuits.

      We are subject to a broad range of foreign and domestic (including state and local) environmental, health and safety and criminal laws and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous waste and the shipment of explosive or illegal substances. In the course of our operations, we may be asked to arrange for the storage or transportation of substances defined as hazardous under applicable laws. As is the case with any such operation, if a release of hazardous substances occurs on or from our facilities or from the transporter, we may be required to participate in the remedy of, or otherwise bear liability for, such release or be subject to claims from third parties whose property or person is injured by the release. In addition, if our employees arrange for the storage or transportation of hazardous, explosive or illegal materials in violation of applicable laws or regulations, we may face civil or criminal fines or penalties, including bans on making future shipments in particular geographic areas. In the event we are found to not be in compliance with applicable environmental, health and safety laws and regulations or there is a future finding that our policies and procedures fail to satisfy requisite minimum safeguards or otherwise do not comply with applicable laws or regulations, we could be subject to large fines, penalties or lawsuits.

If we fail to comply with applicable governmental regulations, we could be subject to substantial fines or revocation of our permits and licenses.

      Our air transportation activities in the United States are subject to regulation by the Department of Transportation as an indirect air carrier and by the Federal Aviation Administration (FAA). We are also subject to security measures and strict shipper and customer classifications by the new Transportation Security Administration (TSA) and the FAA. We anticipate new security requirements regarding the handling of airfreight in the near term. Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation, as necessary. We are accredited in each of our offices by the International Air Transport Association (IATA) or the Cargo Network Services Corporation, a subsidiary of the IATA, as a registered agent. Our indirect air carrier status is also subject to the Indirect Air Carrier Standard Security Program administered by the TSA. We are licensed as a customs broker by the United States Customs Service of the Department of the Treasury in each United States customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the United States Customs Service. As a certified party under the self-policing Customs-Trade Partnership Against Terrorism, we are also subject to compliance with security regulations within the trade environment that are enforced by the United States Customs Service. We are also subject to regulations under the Container Security Initiative, which is administered by the United States Customs Service. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

      We are licensed as an ocean freight forwarder by and registered as an ocean transportation intermediary with the Federal Maritime Commission. The Federal Maritime Commission has established qualifications for shipping agents, including surety bonding requirements. The Federal Maritime Commission also is responsible for the economic regulation of non-vessel operating common carriers that contract for space and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating or terminating in the United States. To comply with these economic regulations, vessel operators and non-vessel operating common carriers are required to publish tariffs that establish the rates to be charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce these regulations by assessing penalties. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than those that do originate or terminate in the United States.

      As part of our contract logistics services, we operate owned and leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various federal and state environmental, work safety and hazardous materials regulations.

      We may experience an increase in operating costs, such as costs for security, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. No assurances can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges. We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating permits and licenses.

If we are not able to sell container space that we purchase from ocean shipping lines and capacity that we charter from our carriers, we will not be able to recover our out-of-pocket costs and our profitability may suffer.

      As an indirect ocean carrier or non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at variable rates. As an airfreight forwarder, we occasionally charter aircraft capacity to meet peak season volume increases for our customers, particularly in Hong Kong and other locations in Asia. We then solicit freight from our customers to fill the ocean containers and air charter capacity. When we contract with ocean shipping lines to obtain containers and with air carriers to obtain charter aircraft capacity, we become obligated to pay for the container space or charter aircraft capacity that we purchase. If we are not able to sell all of our purchased container space or charter aircraft capacity, we will not be able to recover our out-of-pocket costs for such purchase of container space or charter aircraft capacity.

If we lose certain of our contract logistics customers or we cannot maintain adequate levels of utilization in our shared warehouses, then we may experience revenue losses and decreased profitability.

      We anticipate that revenues from our contract logistics services will account for an increasing portion of our consolidated revenues and may continue to increase as we further develop and expand our contract logistics, distribution and outsourcing services. In some cases, we have entered into long-term commitments for facilities. We lease single-tenant warehouses and distribution facilities, which represent in the aggregate approximately 51,000 square feet, under leases with terms longer than the logistics services contracts we have with our customers. We are required to pay rent under these real property leases even if such customers decide not to renew or otherwise terminate their agreements with us and we are not able to obtain new customers for these facilities. As a result, our revenues and earnings may be adversely affected. In addition, if we experience a decline in demand for space in our shared warehouses, then our revenues and earnings may decline as we would continue to be obligated to pay the full amount of the underlying leases.

If we are not reimbursed for amounts which we advance for our customers, our net revenue and profitability may decrease.

      We make significant disbursements on behalf of our customers for transportation costs concerning collect freight and customs duties and taxes and in connection with our performance of other contract logistics services. The billings to our customers for these disbursements may be several times larger than the amount of revenue and fees derived from these transactions. If we are unable to recover a significant portion of these disbursements or if our customers do not reimburse us for a substantial amount of these disbursements in a timely manner, we may experience net revenue losses and decreased profitability.

Our executive officers, directors and principal shareholders control a significant portion of our shares and their interests may be different than or conflict with yours.

      Our current executive officers, directors and principal shareholders and their respective affiliates control a significant portion of our ordinary shares. As a result, these shareholders may be able to influence us and our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these shareholders. These transactions might include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our ordinary shares that could give our shareholders the opportunity to realize a premium over the then-prevailing market price of our ordinary shares.

It may be difficult for our shareholders to effect service of process and enforce judgments obtained in United States courts against us or our directors and executive officers who reside outside of the United States.

      We are incorporated in the British Virgin Islands. Several of our directors and executive officers reside outside the United States, and a majority of our assets are located outside the United States. As a result, we have been advised by legal counsel in the British Virgin Islands that it may be difficult or impossible for our shareholders to effect service of process upon, or to enforce judgments obtained in United States courts against, us or our directors and executive officers, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States.

Because we are incorporated under the laws of the British Virgin Islands, it may be more difficult for our shareholders to protect their rights than it would be for a shareholder of a corporation incorporated in another jurisdiction.

      Our corporate affairs are governed by our Memorandum and Articles of Association and by the International Business Companies Act of the British Virgin Islands. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders may differ from those that would apply if we were incorporated in the United States or another jurisdiction. The rights of shareholders under British Virgin Islands law are not as clearly established as are the rights of shareholders in many other jurisdictions. Thus, you may have more difficulty protecting your interests in the face of actions by our board of directors or our principal shareholders than you would have as shareholders of a corporation incorporated in another jurisdiction.

Future issuances of preference shares could adversely affect the holders of our ordinary shares.

      We are authorized to issue up to 100,000,000 preference shares, of which 50,000,000 have been designated as Class A preference shares and 50,000,000 have been designated as Class B preference shares. Our board of directors may determine the rights and preferences of the Class A and Class B preference shares within the limits set forth in our Memorandum and Articles of Association and applicable law. Among other rights, our board of directors may determine, without further vote or action by our shareholders, the dividend, voting, conversion, redemption and liquidation rights of our preference shares. Our board of directors may also amend our Memorandum and Articles of Association to create from time to time one or more classes of preference shares. The issuance of any preference shares could adversely affect the rights of the holders of ordinary shares, and therefore reduce the value of the ordinary shares. While currently no preference shares are outstanding, no assurances can be made that we will not issue preference shares in the future.

Our Memorandum and Articles of Association contain anti-takeover provisions which may discourage attempts by others to acquire or merge with us and which could reduce the market value of our ordinary shares.

      Provisions of our Memorandum and Articles of Association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our ordinary shares. Provisions in our Memorandum and Articles of Association may delay, deter or prevent other persons from attempting to acquire control of us. These provisions include:

•	the authorization of our board of directors to issue preference shares with such rights and preferences determined by the board, without the specific approval of the holders of ordinary shares,

•	our board of directors is divided into three classes each of which is elected in a different year,

•	the prohibition of action by the written consent of the shareholders,

•	the establishment of advance notice requirements for director nominations and actions to be taken at shareholder meetings, and

•	the requirement that the holders of two-thirds of the outstanding shares entitled to vote at a meeting are required to approve changes to specific provisions of our Memorandum and Articles of Association including those provisions described above and others which are designed to discourage non-negotiated takeover attempts.

      In addition, our Memorandum and Articles of Association permits special meetings of the shareholders to be called only by our chief executive officer or our board of directors upon request by a majority of our directors or the written request of holders of more than 50 percent of our outstanding voting securities. Provisions of British Virgin Islands law to which we are subject could impede a merger, takeover or other business combination involving us or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity

      Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2004, the notional value of all of our open forward foreign exchange contracts was $8.9 million related to transactions denominated in various currencies, but predominantly in United States dollars, euros and pounds sterling. These contracts are entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.

      The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in United States dollar equivalents at January 31, 2004 and 2003. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

      Non-functional currency exposure in United States dollar equivalents is as follows (in thousands):

				Foreign Exchange
				Gain/(Loss)
				if Functional Currency
			Net
			Exposure	Appreciates	Depreciates
Non-Functional Currency	Assets	Liabilities	Long/(Short)	by 10%	by 10%

At January 31, 2004:
United States dollars	$10,970	$6,646	$4,324	$432	$(432)
Euro	833	3,151	(2,318)	(232)	232
Japanese yen	37	447	(410)	(41)	41
Other	5,339	5,810	(471)	(47)	47

Total	$17,179	$16,054	$1,125	$112	$(112)

At January 31, 2003:
United States dollars	$8,830	$3,889	$4,941	$494	$(494)
Euro	631	217	414	41	(41)
Japanese yen	105	251	(146)	(15)	15
Other	1,179	1,220	(41)	(4)	4

Total	$10,745	$5,577	$5,168	$516	$(516)

Qualitative Information about Market Risk

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

      We are subject to changing interest rates because our debt consists primarily of short-term working capital lines. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading or speculative purposes.

      The fair value of our long-term bank loans approximates the carrying value at January 31, 2004 and January 31, 2003. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and was not considered material at either year-end.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements and Other Financial Information

      Our consolidated financial statements, along with the independent auditors’ report thereon, are attached to this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During the fiscal years ended January 31, 2004 and 2003, there were no disagreements between the company and its accountants on any matter of accounting principle or financial statement disclosure.

Item 9A.	Controls and Procedures

      As of January 31, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of January 31, 2004 at insuring that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act. No change in the company’s internal control over financial reporting has occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item with respect to directors, Section 16(a) compliance and the company’s code of ethics is incorporated by reference under the captions, “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics,” respectively, from the company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (members), which we refer to as the 2004 Proxy Statement, which will be filed within 120 days of January 31, 2004 pursuant to Regulation 14A.

      Information regarding executive officers of the company is included in Part I, Item 1 of this report appearing under the caption, “Executive Officers of Registrant”.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference under the captions “Compensation of Directors” and “Compensation of Executive Officers” from the company’s 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” from the company’s 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference under the caption “Transactions with Management and Others” from the company’s 2004 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      The information required by this Item is incorporated by reference under the caption “Independent Auditors” from the company’s 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements, Financial Statement Schedules and Exhibits.

      1. Financial Statements and Financial Statement Schedules.

      Our consolidated financial statements are attached to this report and begin on page F-1.

      2. Exhibits

      The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Description

2	.1+	Asset Purchase Agreement between Continental Air Express (HK) Limited, Continental Container Lines Limited, Union-Transport (HK) Limited, Cheng Kwan Kok David, Lai Kwok Fai, Lewis Billy Barnhill, Francis Raymond Bello, Albert Patrick Cataldo, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung, Ng Chun Ka, Ng Sai Kuen and Registrant dated August 25, 2000 (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

2	.2+	Asset Purchase Agreement between Continental Container Line, Inc., Continental Cargo Logistics Inc. (New York corporation), Continental Cargo Logistics Inc. (California corporation), Union-Transport Corporation, Lai Kwok Fai, Ng Chun Ka, Cheng Kwan Kok David, Albert Patrick Cataldo, Lewis Billy Barnhill, Francis Raymond Bello, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung and Ng Sai Kuen dated August 25, 2000 (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

2.3		Amendment to Asset Purchase Agreement between Continental Air Express (HK) Limited, Continental Container Lines Limited, Union-Transport (HK) Limited, Cheng Kwan Kok David, Lai Kwok Fai, Lewis Billy Barnhill, Francis Raymond Bello, Albert Patrick Cataldo, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung, Ng Chun Ka, Ng Sai Kuen and Registrant, dated October 3, 2000 (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

Exhibit		Description

2	.4+	Stock Purchase Agreement among Samuel Clarke, Jr., Claude M. Walker, Jr., James H. Walker, Standard Corporation and Union Transport (U.S.) Holdings, Inc., dated as of October 11, 2002 (incorporated by reference to the Company’s Registration Statement on Form F-3, No. 333-101309, dated November 19, 2002)

3.1		Memorandum of Association of the Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

3.2		Articles of Association of the Company, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 6-K dated June 6, 2002)

10	.1*	Form of Employment Agreement between Mr. Wessels and the Company (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.2*	Form of Employment Agreement between Mr. MacFarlane and the Company (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.3*	Form of Employment Agreement between Mr. Thorrington and the Company (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.4*	Form of Employment Agreement between Mr. Draper and the Company (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.5*	2000 Employee Share Purchase Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-58832, dated April 12, 2001)

10	.6*	Non-Employee Directors Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.7*	Form of Severance Agreement between the Company and its executive officers (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.8*	Union-Transport Inc. Share Incentive Plan, as amended (incorporated by reference to the Company’s Annual Report on Form 20-F, No. 000-31869, dated May 8, 2002)

10	.9*	Union-Transport Executive Share Plan, as amended (incorporated by reference to the Company’s Annual Report on Form 20-F, No. 000-31869, dated May 8, 2002)

10.10		Credit Agreement between the Company and Nedcor Bank Limited, dated August 1, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 6-K dated December 5, 2002)

10.11		Amended and Restated Registration Rights Agreement between PTR Holdings, Inc., Union-Transport Holdings Inc. and the Company (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form F-3, No. 333-101309, dated December 10, 2002)

10	.12*	2000 Stock Option Plan, as amended

10	.13*	2004 Long-Term Incentive Plan

21		Subsidiaries of the Company

23		Independent Auditors’ Consent

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory arrangement.

+	Certain portions of the identified exhibit were omitted and filed separately with the Commission and have been granted confidential treatment by the Commission.

      (b) Reports on Form 8-K

Item	Filing Date	Description

7, 12	December 10, 2003	News release dated December 10, 2003 regarding the company’s financial results for its third fiscal quarter

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTI WORLDWIDE INC.

By:	/s/ ROGER I. MACFARLANE

Roger I. MacFarlane
Chief Executive Officer and Director

Date: April 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTI WORLDWIDE INC.

Date: April 15, 2004	By: /s/ ROGER I. MACFARLANE Roger I. MacFarlane Chief Executive Officer and Director

Date: April 15, 2004	By: /s/ LAWRENCE R. SAMUELS Lawrence R. Samuels Senior Vice President - Finance, Chief Financial Officer and Secretary Principal Financial Officer and Principal Accounting Officer

Date: April 15, 2004	By: /s/ PETER THORRINGTON Peter Thorrington President, Chief Operating Officer and Director

Date: April 15, 2004	By: /s/ MATTHYS J. WESSELS Matthys J. Wessels Chairman of the Board of Directors and Chief Executive Officer - African Region

Date: April 15, 2004	By: /s/ ALAN C. DRAPER Alan C. Draper Executive Vice President and President - Asia Pacific Region and Director

Date: April 15, 2004	By: /s/ WILLIAM H. DAVIDSON William H. Davidson Director

Date: April 15, 2004	By: /s/ C. JOHN LANGLEY, JR. C. John Langley, Jr. Director

Date: April 15, 2004	By: /s/ LEON J. LEVEL Leon J. Level Director

Date: April 15, 2004	By: /s/ ALLAN M. ROSENZWEIG Allan M. Rosenzweig Director

Date: April 15, 2004	By: /s/ J. SIMON STUBBINGS J. Simon Stubbings Director

UTi WORLDWIDE INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of UTi Worldwide Inc.

      We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and its subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and its subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As described in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective February 1, 2002.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

April 14, 2004

UTi WORLDWIDE INC.

CONSOLIDATED INCOME STATEMENTS
For the years ended January 31, 2004, 2003 and 2002

	Year Ended January 31,

	2004	2003	2002

	(In thousands, except share and per share
	amounts)
Gross revenue	$1,502,875	$1,170,060	$889,786
Freight consolidation costs	906,734	765,270	585,227

Net revenue	596,141	404,790	304,559
Staff costs	318,727	204,971	156,005
Depreciation and amortization	14,806	11,174	9,411
Amortization of intangible assets	663	198	5,339
Other operating expenses	202,874	142,942	104,134

Operating income	59,071	45,505	29,670
Interest income	6,881	4,641	4,102
Interest expense	(5,840)	(5,127)	(5,312)
(Losses)/gains on foreign exchange	(341)	(1,725)	17

Pretax income	59,771	43,294	28,477
Provision for income taxes	13,403	12,492	7,970

Income before minority interests	46,368	30,802	20,507
Minority interests	(1,597)	(1,508)	(1,349)

Net income	$44,771	$29,294	$19,158

Basic earnings per share	$1.48	$1.13	$0.76
Diluted earnings per share	1.42	1.11	0.75
Number of weighted average shares used for per share calculations:
Basic shares	30,291,543	25,932,164	25,233,394
Diluted shares	31,479,887	26,504,401	25,501,864

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED BALANCE SHEETS
As of January 31, 2004 and 2003

	January 31,

	2004	2003

	(In thousands, except
	share amounts)
ASSETS
Cash and cash equivalents	$156,687	$168,125
Trade receivables (net of allowance for doubtful receivables of $14,300 and $11,943 as of January 31, 2004 and 2003, respectively)	280,044	247,893
Deferred income tax assets	6,534	1,592
Other current assets	33,420	30,492

Total current assets	476,685	448,102
Property, plant and equipment, net	54,421	44,566
Goodwill	148,372	116,644
Other intangible assets, net	10,195	8,997
Investments	1,117	847
Deferred income tax assets	2,384	1,227
Other non-current assets	10,167	6,692

Total assets	$703,341	$627,075

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$18,180	$33,458
Short-term borrowings	1,312	9,121
Current portion of capital lease obligations	2,408	2,539
Trade payables and other accrued liabilities	269,072	236,548
Income taxes payable	10,864	8,083
Deferred income tax liabilities	256	489

Total current liabilities	302,092	290,238
Long-term borrowings	93	199
Capital lease obligations	7,326	7,111
Deferred income tax liabilities	3,860	1,643
Retirement fund obligations	1,251	1,016
Minority interests	2,873	2,699
Commitments and contingencies
Shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A — authorized 50,000,000; none issued	—	—
Class B — authorized 50,000,000; none issued	—	—
Common stock — authorized 500,000,000 ordinary shares of no par value; issued and outstanding 30,929,814 and 30,551,124 shares as of January 31, 2004 and 2003, respectively	318,409	311,161
Retained earnings	105,855	63,973
Accumulated other comprehensive loss	(38,418)	(50,965)

Total shareholders’ equity	385,846	324,169

Total liabilities and shareholders’ equity	$703,341	$627,075

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended January 31, 2004, 2003 and 2002

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

	(In thousands, except share data)
Balance at January 31, 2001	25,685,950	$206,626	$19,376	$(38,514)	$187,488
Comprehensive loss:
Net income	—	—	19,158	—	19,158
Foreign currency translation adjustment	—	—	—	(25,383)	(25,383)

Total comprehensive loss					(6,225)

Shares issued	5,310	72	—	—	72
Stock options exercised	11,141	145	—	—	145
Stock compensation costs	—	300	—	—	300
Dividends	—	—	(1,926)	—	(1,926)

Balance at January 31, 2002	25,702,401	207,143	36,608	(63,897)	179,854
Comprehensive income:
Net income	—	—	29,294	—	29,294
Foreign currency translation adjustment	—	—	—	12,932	12,932

Total comprehensive income					42,226

Shares issued	4,799,416	103,175	—	—	103,175
Stock options exercised	49,307	661	—	—	661
Stock compensation costs	—	182	—	—	182
Dividends	—	—	(1,929)	—	(1,929)

Balance at January 31, 2003	30,551,124	311,161	63,973	(50,965)	324,169
Comprehensive income:
Net income	—	—	44,771	—	44,771
Foreign currency translation adjustment	—	—	—	12,547	12,547

Total comprehensive income					57,318

Shares issued	24,623	694	—	—	694
Stock options exercised	337,305	4,920	—	—	4,920
Stock compensation costs	16,762	798	—	—	798
Tax benefit related to exercise of stock options	—	836	—	—	836
Dividends	—	—	(2,889)	—	(2,889)

Balance at January 31, 2004	30,929,814	$318,409	$105,855	$(38,418)	$385,846

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31, 2004, 2003 and 2002

	Year Ended January 31,

	2004	2003	2002

	(In thousands)
OPERATING ACTIVITIES:
Net income	$44,771	$29,294	$19,158
Adjustments to reconcile net income to net cash provided by operations:
Stock compensation costs	798	182	300
Depreciation and amortization	14,806	11,174	9,411
Amortization of intangible assets	663	198	5,339
Deferred income taxes	847	423	161
Tax benefit relating to exercise of stock options	836	—	—
Loss/(gain) on disposal of property, plant and equipment	171	110	(187)
Other	1,395	1,329	1,326
Changes in operating assets and liabilities:
(Increase)/decrease in trade receivables	(7,582)	(18,367)	24,055
Increase in other current assets	(2,590)	(5,197)	(782)
Increase/(decrease) in trade payables	10,713	23,029	(20,564)
Increase in other current liabilities	1,030	7,427	4,869

Net cash provided by operating activities	65,858	49,602	43,086
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,720)	(13,572)	(8,711)
Proceeds from disposal of property, plant and equipment	889	430	912
Increase in other non-current assets	(1,674)	—	—
Acquisitions and contingent earn-out payments	(30,288)	(62,944)	(21,868)
Other	(587)	(599)	(20)

Net cash used in investing activities	(50,380)	(76,685)	(29,687)
FINANCING ACTIVITIES:
(Decrease)/increase in bank lines of credit	(15,278)	12,396	(14,225)
(Decrease)/increase in short-term borrowings	(7,421)	(3,727)	168
Long-term borrowings — advanced	—	—	116
Long-term borrowings — repaid	(146)	(204)	(72)
Repayments of capital lease obligations	(3,444)	(3,068)	(1,985)
Decrease in minority interests	(1,296)	(1,028)	(532)
Net proceeds from the issuance of ordinary shares	5,614	100,836	217
Dividends paid	(2,889)	(1,929)	(1,926)

Net cash (used in)/provided by financing activities	(24,860)	103,276	(18,239)

Net (decrease)/increase in cash and cash equivalents	(9,382)	76,193	(4,840)
Cash and cash equivalents at beginning of year	168,125	87,594	98,372
Effect of foreign exchange rate changes on cash	(2,056)	4,338	(5,938)

Cash and cash equivalents at end of the year	$156,687	$168,125	$87,594

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 31, 2004, 2003 and 2002

1.	Summary of Significant Accounting Policies

Basis of Presentation

      UTi Worldwide Inc. (the Company or UTi) is an international, non-asset-based global integrated logistics company that provides air and ocean freight forwarding, contract logistics, distribution, customs clearances and other supply chain management services. The Company serves its clients through a worldwide network of branch offices in 134 countries, including exclusive agents, and 93 contract logistics centers.

      The consolidated financial statements incorporate the financial statements of UTi and all subsidiaries controlled by the Company (generally more than 50% shareholding). Control is achieved where the Company has the power to govern the financial and operating policies of a subsidiary company so as to obtain benefits from its activities. The results of subsidiaries acquired during the year are included in the consolidated financial statements from the effective dates of acquisition. All significant intercompany transactions and balances are eliminated.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      All dollar amounts in the notes are presented in thousands except for share data.

Currency Translation

      For consolidation purposes, balance sheets of subsidiaries expressed in currencies other than United States dollars are translated at the rates of exchange ruling at the balance sheet date. Operating results for the year are translated using average rates of exchange for the year. Gains and losses on translation are recorded as a separate component of equity and are included in other comprehensive income or loss. Transactions in foreign currencies during the year are remeasured at rates of exchange ruling on the dates of the transactions. These gains and losses arising on remeasurement are accounted for in the income statement. Exchange differences arising on the translation of long-term structural loans to subsidiary companies are recorded as a separate component of equity and are included in other comprehensive income or loss. The financial statements of foreign entities that report in the currency of a hyper-inflationary economy are remeasured as if the functional currency were the reporting currency before they are translated into United States dollars.

Revenue Recognition

      Gross revenue represents billings on exports to customers, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the Company acts as an agent. Gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from the Company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers, are recognized at the time the freight departs the terminal of origin which is when the customer is billed. Gross customs brokerage revenue, contract logistics revenue and other revenues are recognized when the customer is billed, which for customs brokerage revenue, is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenues, is when the service has been provided to third parties in the ordinary course of business.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

Income Taxes

      Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Tax provisions include amounts that are currently payable, plus changes in deferred income tax assets and liabilities that arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes.

      Deferred income taxes are accounted for using the liability method for temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable income. Deferred income tax assets and liabilities are recognized for all taxable temporary differences. Deferred income tax assets are offset by valuation allowances so that the assets are recognized only to the extent that it is more likely than not that taxable income will be available against which deductible temporary differences can be utilized. Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred income taxes are charged or credited to the income statement.

      No provision is made for additional taxes, which would arise if the retained earnings of subsidiaries were distributed, on the basis that it is not envisaged that such distribution will be made.

Stock Options

      As of January 31, 2004, the Company had five stock-based employee and non-employee compensation plans which are accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related Interpretations (APB No. 25). Compensation cost is recorded in net income only for stock options that have an exercise price below the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, the following table shows the estimated effect on net income and earnings per share as if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to all stock options.

	Year Ended January 31,

	2004	2003	2002

Net income as reported	$44,771	$29,294	$19,158
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	173	182	300
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	3,385	2,886	2,490

Pro forma net income	$41,559	$26,590	$16,968

Earnings per share, as reported:
Basic earnings per share	$1.48	$1.13	$0.76
Diluted earnings per share	1.42	1.11	0.75
Earnings per share, pro forma:
Basic earnings per share	1.37	1.03	0.67
Diluted earnings per share	1.32	1.00	0.67

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      The foregoing impact of compensation costs, was determined under the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended January 31,

	2004	2003	2002

Risk free rate of return, annual	3%	4%	4%
Expected life	5 years	5 years	5 years
Expected volatility	46%	45%	39%
Dividend yield	1%	1%	1%

     Cash and Cash Equivalents

      Cash and cash equivalents include demand deposits and investments with original maturities of three months or less.

     Trade Receivables

      In addition to billings related to transportation costs, trade receivables include disbursements made on behalf of customers for value added taxes, customs duties and freight insurance. The billings to customers for these disbursements are not recorded as gross revenue and freight consolidation costs in the income statement. Management establishes reserves based on the expected ultimate collectibility of these receivables.

      Significant portions of the Company’s trade receivables are from large companies. None of the Company’s other financial instruments represent a concentration of credit risk because the Company has dealings with a variety of major banks and customers worldwide.

     Property, Plant and Equipment

      Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line and reducing balance methods over the estimated useful lives of the assets at the following annual rates:

Computer equipment/software	20% - 33%
Fixtures, fittings and equipment	10% - 33%
Motor vehicles	10% - 33%
Buildings	2.5% - 10%

      The Company capitalizes software costs in accordance with American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

      Assets held under capital leases are amortized over their expected useful lives on the same basis as owned assets, or if there is not reasonable certainty that the Company will obtain ownership by the end of the lease term, the asset is amortized over the shorter of the lease term or its useful life. Leasehold improvements are amortized over the estimated useful life of the related asset, or over the remaining term of the lease, whichever is shorter.

     Goodwill and Other Intangible Assets

      The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). In accordance with SFAS No. 142, no amortization was recorded for goodwill for acquisitions completed after June 30, 2001. Further, effective February 1, 2002, in

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

accordance with SFAS No. 142, the Company discontinued the amortization relating to all existing goodwill. Intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 requires that goodwill and non-amortizable intangible assets be assessed annually for impairment. The Company completes the required impairment test annually in the second quarter, or when certain events occur or circumstances change. Prior to February 1, 2002, goodwill was amortized using the straight-line method following an assessment of the estimated useful life, subject to a maximum period of 20 years.

      The changes in the carrying amount of goodwill by reportable segment for the years ended January 31, 2004 and 2003, are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total

Balance as of February 1, 2002	$19,314	$10,357	$35,448	$11,492	$76,611
Contingent earn-out payments made	2,872	1,540	5,272	1,709	11,393
Acquisitions	511	22,405	937	304	24,157
Foreign currency translation and other Adjustments	1,130	606	2,075	672	4,483

Balance as of February 1, 2003	23,827	34,908	43,732	14,177	116,644
Contingent earn-out payments made	5,998	3,216	11,010	3,569	23,793
Acquisitions	263	271	482	3,148	4,164
Reduction due to reversal of valuation allowance on deferred taxes	—	(4,711)	—	—	(4,711)
Foreign currency translation and other adjustments	2,138	1,147	3,925	1,272	8,482

Balance as of January 31, 2004	$32,226	$34,831	$59,149	$22,166	$148,372

      The amortized intangible assets as of January 31, 2004 relate to the estimated fair value of the customer contracts and customer relationships acquired with Standard Corporation (Standard) and non-compete agreements with the former owners of Standard and Kite Logistics (Pty) Limited (Kite). The changes in the carrying value of intangible assets for the years ended January 31, 2004 and 2003, are as follows:

	For the Year Ended
	January 31,

	2004	2003

Gross carrying balance	$11,059	$9,195
Accumulated amortization expense	(861)	(198)
Foreign currency translation	(3)	—

Net carrying balance	$10,195	$8,997

      The weighted average life of these assets is 15.5 years. Amortization expense totaled $663 and $198 for the years ended January 31, 2004 and 2003, respectively, and we expect it to be approximately $720 per year for each of the next five years. There were no amortized intangible assets as of February 1, 2002.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      As required by SFAS No. 142, the results for the prior years have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted for the year ended January 31, 2002, along with reported results for the years ended January 31, 2004 and 2003 is as follows:

	For the Year Ended January 31,

	2004	2003	2002

Operating income:
As reported	$59,071	$45,505	$29,670
Add back amortization of goodwill	—	—	5,339

Adjusted operating income	$59,071	$45,505	$35,009

Net income:
As reported	$44,771	$29,294	$19,158
Add back amortization of goodwill, net of tax	—	—	5,100

Adjusted net income	$44,771	$29,294	$24,258

Basic earnings per share:
As reported	$1.48	$1.13	$0.76
Add back amortization of goodwill, net of tax	—	—	0.20

Adjusted basic earnings per share	$1.48	$1.13	$0.96

Diluted earnings per share:
As reported	$1.42	$1.11	$0.75
Add back amortization of goodwill, net of tax	—	—	0.20

Adjusted diluted earnings per share	$1.42	$1.11	$0.95

     Investments

      Investments in unconsolidated subsidiaries are accounted for using the equity method when the Company has significant influence over the operating and financial policies (generally an investment of 20–50%). The goodwill arising on the acquisition of an associate is included within the carrying amount of the associate.

     Retirement Benefit Costs

      Payments to defined contribution retirement plans are expensed as they are incurred. Payments made to state-managed retirement plans are dealt with as defined contribution plans where the Company’s obligations under the plans are equivalent to those arising in a defined contribution retirement plan.

      For defined benefit retirement plans, the cost of providing retirement benefits is determined using the projected unit credit method, with the actuarial valuations being carried out at each balance sheet date. Unrecognized actuarial gains and losses which exceed 10% of the greater of the present value of the Company’s pension obligations or the fair value of the plans’ assets are amortized over the expected average remaining working lives of the employees participating in the plans. Actuarial gains and losses which are within 10% of the present value of the Company’s pension obligations or the fair value of the plans’ assets are carried forward. Past service costs are recognized immediately to the extent that the benefits are already vested, and otherwise are amortized on a straight-line basis over the average period until the amended benefits become vested.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      The amount recognized as retirement fund obligations in the accompanying consolidated balance sheets represents the present value of the defined benefit obligations as adjusted for unrecognized actuarial gains and losses and unrecognized past service costs, and reduced by the fair value of the plans’ assets.

     Fair Values of Financial Instruments

      The Company’s principal financial assets are cash and cash equivalents and trade and other receivables. The carrying amounts of cash and cash equivalents and trade and other receivables approximate fair value because of the short maturities of these instruments.

      Financial liabilities and equity instruments are classified according to the substance of the contractual agreements entered into. Significant financial liabilities include trade and other payables, interest-bearing bank lines of credit and bank loans, and capital lease obligations. The carrying amounts of bank lines of credit and the majority of other long-term borrowings approximate fair values because the interest rates are based upon variable reference rates. Interest-bearing bank loans and bank lines of credit are recorded at the proceeds received. Interest expense, including premiums payable on settlement or redemption, is accounted for on an accrual basis.

      Equity instruments are recorded at the proceeds received, net of direct issue costs.

Risk Management

      The Company’s credit risk is primarily attributable to its trade receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful receivables, estimated by the Company’s management based on prior experience and the current economic environment. The Company has no significant concentration of credit risk, with exposure spread over a large number of customers.

      The credit risk on liquid funds and derivative financial instruments is limited because the counter parties are banks with high credit ratings assigned by international credit rating agencies.

      In order to manage its exposure to foreign exchange risks, the Company enters into forward exchange contracts. At the end of each accounting period, the forward exchange contracts are marked to fair value and the resulting gains and losses are recorded in the income statement as part of freight consolidation costs.

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the provisions of SFAS No. 145 as of February 1, 2003 and such adoption had no impact on its consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 as of February 1, 2003 and such adoption did not have a material impact on its consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and to amend the disclosure requirements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2003, while certain disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for its year ended January 31, 2003 and the interim disclosure provisions in its financial reports for its year beginning February 1, 2003. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statement, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities [FIN No. 46(R)]. FIN No. 46(R) replaces FIN No. 46 in its entirety. FIN No. 46(R) exempts certain entities from its requirements and clarifies certain complexities arising during the initial implementation of FIN No. 46. This revised interpretation is effective for reporting periods that end after March 15, 2004. The Company expects that the adoption of this interpretation will have no material impact on its consolidated financial position or results of operations.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132). SFAS No. 132 retains the existing disclosure requirements for pensions and other postretirement benefits and requires additional disclosures for pension and other postretirement benefit plan assets, obligations and net cost in financial statements. In addition, SFAS No. 132 requires disclosures of certain plan information on a quarterly basis in interim financial statements. This statement did not change the methodologies underlying the measurement of obligations or recognition of expenses. This statement is effective for fiscal years ending after December 15, 2003 for all domestic (United States) plans. As permitted by the statement, the Company will adopt the additional disclosure provisions for its foreign plans for the year ending January 31, 2005. The Company expects that the adoption of this statement will have no material impact on its consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 as of August 1, 2003 and such adoption had no impact on its consolidated financial position or results of operations.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

Reclassifications

      Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the 2004 presentation.

2.     Acquisitions

      The following acquisitions have all been accounted for using the purchase method of accounting. On the acquisition of a business, where the cost of the acquisition exceeds the fair value attributable to the purchased net assets, the difference is treated as goodwill. All acquisitions are primarily engaged in providing cargo transportation logistics management, including international air and ocean freight forwarding, customs brokerage and contract logistics services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the dates of acquisition.

For the Year Ended January 31, 2004

      Effective May 1, 2003, the Company acquired 100% of the issued and outstanding share capital of IndAir Carriers (Pvt) Ltd, incorporated in India, for an initial purchase price of approximately $1.7 million.

      Effective July 1, 2003, the Company acquired 50% of the issued and outstanding share capital of Kite, incorporated in South Africa, for an initial purchase price of approximately $5.3 million.

For the Year Ended January 31, 2003

      Effective October 1, 2002, the Company acquired 100% of the issued and outstanding share capital of Standard, incorporated in South Carolina, as part of its plan to expand its contract logistics services, for an initial purchase price of approximately $48,830, consisting of approximately $45,830 in cash and the issuance by the Company of $3,000 worth of restricted ordinary shares (164,384 shares). In addition to the initial payment, the terms of the acquisition agreement provide for additional consideration of up to approximately $12,500 contingent upon the future performance of Standard over the two-year period ending September 30, 2004, of which $4,000 was placed in escrow at the time of the acquisition. For the twelve-month period ended September 30, 2003, an additional $8,197, which includes the release of $4,000 which was placed in escrow, was paid to the sellers of Standard and was recorded as an addition to goodwill. All such additional consideration will be recorded as additions to goodwill. We expect that the amortization of goodwill for tax purposes will be fully deductible. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, including the subsequent contingent earn-out payment of $8,197.

Current assets	$23,316
Deferred taxes	4,711
Property, plant and equipment	4,068
Intangible assets	9,195
Goodwill	25,617

Total assets acquired	66,907
Liabilities assumed	(9,880)

Net assets acquired	$57,027

      On November 1, 2002, the Company acquired the entire issued share capital of Zeracon Limited, incorporated in the United Kingdom, for an initial purchase price of approximately $2,533. The final total

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

consideration for this acquisition is dependent on certain performance criteria being achieved over the three-year period following the date of acquisition.

For the Year Ended January 31, 2002

      On February 1, 2001 the Company acquired 51% of Pership Logistics (Private) Limited, incorporated in Sri Lanka, for consideration of approximately $1,300.

      On May 1, 2001, the Company acquired 51% of Eilat Overseas Limited, incorporated in Israel for consideration of approximately $700.

      On January 25, 2002 the Company acquired 100% of the issued and outstanding share capital of Grupo SLi & Union S.L. (SLi), incorporated in Spain, for initial cash payments totaling approximately $13,100, with the final purchase price being dependent on certain performance criteria being achieved over the four-year period subsequent to the acquisition. The first earn-out payment was made in cash in fiscal 2004 and totaled approximately $5,817.

      The following table shows the supplemental pro forma information of these acquisitions as though each of these had occurred at the beginning of the fiscal year, and for the immediately preceding year as if these had occurred at the beginning of that fiscal year.

	Fiscal year ended January 31,

			Diluted
	Gross	Net	earnings
	revenue	income	per share*

2004:
As reported	$1,502,875	$44,771	$1.42
Acquisitions	11,885	5	0.00

Total	$1,514,760	$44,776	1.42

2003:
As reported	$1,170,060	$29,294	$1.11
Acquisitions	134,256	1,218	0.05

Total	$1,304,316	$30,512	1.15

*	Earnings per share calculated based on 31,479,887 and 26,613,990 diluted ordinary shares for the years ended January 31, 2004 and 2003, respectively. The diluted earnings per share amounts as reported plus acquisitions for the year ended January 31, 2003 do not add to the total pro forma amounts due to the effects of rounding.

      An analysis of the net outflow of cash and cash equivalents in respect of acquisitions and contingent earn-out payments is as follows:

	Fiscal Year Ended January 31,

	2004	2003	2002

Cash consideration	$30,856	$61,754	$20,158
Cash at bank acquired	(568)	(10)	(556)
Bank overdrafts acquired	—	1,200	2,266

Net outflow of cash and cash equivalents in respect of the acquisitions and contingent earn-out payments	$30,288	$62,944	$21,868

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

3.     Income Taxes

      Provision for income taxes is comprised of the following:

	Federal	State	Foreign	Total

Year ended January 31, 2004:
Current	$849	$471	$10,786	$12,106
Deferred	1,205	417	(325)	1,297

	$2,054	$888	$10,461	$13,403

Year ended January 31, 2003:
Current	$12	$278	$11,929	$12,219
Deferred	—	—	273	273

	$12	$278	$12,202	$12,492

Year ended January 31, 2002:
Current	$—	$128	$7,633	$7,761
Deferred	517	89	(397)	209

	$517	$217	$7,236	$7,970

      A reconciliation of the Company’s statutory tax rate to the effective tax rate is as follows:

	Year Ended
	January 31,

	2004	2003	2002

Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	20.8	21.0	17.1
Non-deductible expenses	2.4	2.5	8.9
(Decrease)/increase in income tax rates	(0.2)	2.1	(0.2)
Deferred income tax assets not recognized	—	—	(0.8)
Change in valuation allowance	(0.7)	1.9	1.8
Other	0.1	1.4	1.2

Effective income tax rate	22.4%	28.9%	28.0%

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      The deferred income tax assets and deferred income tax liabilities resulted from temporary differences associated with the following:

	As of January 31,

	2004	2003

Gross deferred income tax assets:
Allowance for doubtful accounts	$2,828	$1,559
Accruals not currently deductible	4,025	3,622
Property, plant and equipment	266	403
Goodwill	513	548
Net operating loss carryforwards	2,905	3,266
Other	368	133

Total gross deferred income tax assets	10,905	9,531
Gross deferred income tax liabilities:
Property, plant and equipment	(267)	(839)
Retirement benefit obligations	(1,538)	(1,367)
Goodwill and intangible assets	(1,944)	—
Other	(1,555)	(732)

Total gross deferred income tax liabilities	(5,304)	(2,938)
Valuation allowance	(799)	(5,906)

Net deferred income tax asset	$4,802	$687

      As of January 31, 2004, the Company has U.S. federal net operating loss carryforwards of approximately $2,727. These net operating loss carryforwards will begin to expire in the year ending January 31, 2022. The Company has operating loss carryforwards relating to state taxes in the U.S. of approximately $5,519, which expire at various dates from the year ending January 31, 2011 through January 31, 2022. The Company also has approximately $10,800 of net operating loss carryforwards in various countries excluding the United States. These expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards. During the year ended January 31, 2004, the Company utilized approximately $5,599 of net operating loss carryforwards.

      The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The valuation allowance primarily relates to the net operating losses of subsidiaries. The Company continually reviews the adequacy of valuation allowances and establishes the allowances when it is determined that it is more likely than not that the benefits will not be realized. During the years ended January 31, 2004 and 2003, the valuation allowance decreased by $5,107 and increased by $826, respectively. Of the $5,107 decrease in the year ended January 31, 2004, $4,711 represents the reduction of goodwill due to the reversal of the valuation allowance on deferred taxes as discussed in Note 1.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

4.     Earnings per Share

      Earnings per share are calculated as follows:

	Year Ended January 31,

	2004	2003	2002

Basic earnings per share:
Net income	$44,771	$29,294	$19,158
Weighted average number of ordinary shares	30,291,543	25,932,164	25,233,394

Basic earnings per share	$1.48	$1.13	$0.76

Diluted earnings per share:
Net income	$44,771	$29,294	$19,158
Weighted average number of ordinary shares	30,291,543	25,932,164	25,233,394
Incremental shares required for diluted earnings per share related to employee stock options	1,188,344	572,237	268,470

Diluted weighted average number of shares	31,479,887	26,504,401	25,501,864

Diluted earnings per share	$1.42	$1.11	$0.75

Cash dividends paid per share	$0.095	$0.075	$0.075

      This calculation excludes the 344,666, 412,039 and 457,412 ordinary shares held in the incentive trusts for the Union-Transport Share Incentive Plan and for the Executive Share Plan as of January 31, 2004, 2003 and 2002, respectively.

      The above number of shares excludes any contingently issuable ordinary shares. There were 152,500, 124,500 and 223,114 options outstanding, respectively, and for the years ended January 31, 2004, 2003 and 2002, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive.

5.     Property, Plant and Equipment

      At January 31, 2004 and 2003, property, plant and equipment at cost and accumulated depreciation were:

	January 31,

	2004	2003

Land	$2,992	$2,541
Buildings and leasehold improvements	22,164	18,894
Furniture, fixtures and equipment	77,916	60,735
Vehicles	12,840	9,138

Property, plant and equipment, gross	115,912	91,308
Accumulated depreciation and amortization	(61,491)	(46,742)

Property, plant and equipment, net	$54,421	$44,566

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

6.     Trade Payables and Other Accrued Liabilities

      At January 31, 2004 and 2003, trade payables and other accrued liabilities were comprised of the following:

	January 31,

	2004	2003

Trade payables:
Due to agents	$3,331	$2,803
Other trade payables	206,369	176,166

Trade payables	209,700	178,969
Interest payable	23	110
Other payables and accruals	59,349	57,469

Total trade payables and other accrued liabilities	$269,072	$236,548

7.     Borrowings

      At January 31, 2004 and 2003, borrowings were comprised of the following:

	As of January 31,

	2004	2003

Bank lines of credit	$18,180	$33,458
Short-term borrowings	1,312	9,121
Long-term bank borrowings	93	199

	$19,585	$42,778

      The amounts due as of January 31, 2004 are repayable in the following fiscal years:

2005	$19,492
2006	31
2007	34
2008	28
2009	—
2010 and thereafter	—

$19,585

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      Borrowings are denominated primarily in U.S. dollars, British pounds sterling, euros and other currencies, as follows (presented in United States dollar equivalents):

	US$	GBP	Euro	Other	Total

As of January 31, 2004:
Bank lines of credit	$—	$57	$4,194	$13,929	$18,180
Short-term borrowings	—	—	345	967	1,312
Long-term bank loans	—	—	—	93	93
As of January 31, 2003:
Bank lines of credit	$17,491	$1,143	$4,736	$10,088	$33,458
Short-term borrowings	—	—	464	8,657	9,121
Long-term bank loans	—	—	—	199	199

      As of January 31, 2004 and 2003, the weighted average interest rate on the Company’s outstanding debt was 5.4% and 5.7%, respectively. An analysis of interest rates by currency is as follows (presented in United States dollar equivalents):

	US$	GBP	Euro	Other
	%	%	%	%

As of January 31, 2004:
Bank lines of credit	—	5.3	2.4-10.1	0.5-16.8
Short-term borrowings	—	—	3.3-3.5	0.6-5.0
Long-term bank loans	—	—	—	6.3-17.8
As of January 31, 2003:
Bank lines of credit	4.0	5.5	4.0-9.3	5.0-17.8
Short-term borrowings	—	—	6.0-7.1	2.0-15.5
Long-term bank loans	—	—	—	9.8-17.8

      Borrowings on bank lines of credit at January 31, 2004 and 2003 of $15,101 and $24,066, respectively, are collateralized by trade receivables, other assets, pledged cash deposits, pledges placed over shares of certain subsidiaries or a combination of these, and are repayable on demand. Trade receivables of $45,243 are pledged as security against certain of the Company’s borrowings, which amount to $6,566 at January 31, 2004.

      The Company has credit facilities with Nedcor Bank Limited. As of January 31, 2004, the outstanding balances under these credit facilities was approximately $13,448. The weighted average interest rate on the outstanding balances under these facilities was 6.4% at January 31, 2004. The facilities are available on an ongoing basis until further notice, subject to Nedcor Bank’s credit review procedures and may be terminated by the bank at any time. The facilities are secured by cross guarantees and indemnities of selected subsidiary companies. The Company believes that such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions.

      The Company’s credit facilities at January 31, 2004 allow for borrowings and guarantees of up to $84,933 and $53,989, respectively, depending on available receivables and other restrictions. Borrowings under these facilities totaled approximately $18,180 as of January 31, 2004. The purpose of these facilities is to provide the Company with working capital, customs bonds and guarantees. Due to the global nature of the Company, a number of financial institutions are utilized to provide the abovementioned facilities. Consequently, the uses of these facilities are normally restricted to the country in which they are offered.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

8.     Supplemental Financial Information

Other Operating Expenses

      Included in other operating expenses are facilities and communication costs for the years ended January 31, 2004, 2003 and 2002 of $67,711, $45,948 and $37,300, respectively. The balance of other operating expenses is comprised of selling, general and administrative costs.

Supplemental Cash Flow Information

	Year Ended January 31,

	2004	2003	2002

Net cash (received)/paid for:
Interest	$(950)	$432	$1,264
Income taxes	10,090	9,152	6,674
Capital lease obligations incurred to acquire assets	2,049	2,472	927

9.     Retirement Benefit Plans

     Defined Contribution Plans

      In certain countries, the Company operates defined contribution retirement plans for all qualifying employees. The assets of the plans are held separately from those of the Company, in funds under the control of trustees. In other countries, the qualifying employees are members of state-managed retirement benefit plans. The Company is required to contribute a specified percentage of the payroll costs to the retirement benefit plan to fund the benefits. The only obligation of the Company with respect to the retirement benefit plans is to make the required contribution. For the years ended January 31, 2004, 2003 and 2002, the Company’s contributions to the above plans were $6,298, $3,053 and $2,457, respectively.

Defined Benefit Plans

      The Company operates defined benefit plans for qualifying employees in certain countries. Under these plans employees are entitled to retirement benefits as a certain percentage of the employee’s final salary on attainment of the qualifying retirement age. No other post-retirement benefits are provided.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      The following tables, based on the latest valuations, summarize the funded status and amounts recognized in the Company’s financial statements for defined benefit plans, which relate primarily to South Africa.

	Year Ended January 31,

	2004	2003	2002

Change in projected benefit obligations:
Projected benefit obligation at beginning of year	$14,942	$9,945	$11,380
Service cost	1,049	641	660
Plan participants’ contributions	328	179	156
Interest cost	1,697	1,168	1,120
Amendments	—	—	31
Actuarial (gain)/loss	(36)	(159)	1,348
Transfer to liability due to settlement	—	—	(209)
Benefits paid	(548)	(401)	(658)
Foreign exchange translation adjustment	3,155	3,569	(3,883)

Projected benefit obligations at end of year	$20,587	$14,942	$9,945

Change in plan assets:
Fair value of plan assets at beginning of year	$13,584	$10,598	$12,984
Actual returns/(losses) on assets	1,816	(688)	2,233
Employer contributions	762	417	544
Benefits paid	(548)	(401)	(658)
Transfer to liability due to settlement	—	—	(209)
Plan participants’ contribution	328	179	156
Foreign exchange translation adjustment	2,922	3,479	(4,452)

Fair value of plan assets at end of year	$18,864	$13,584	$10,598

Reconciliation of funded status and net amount recognized in the accompanying consolidated balance sheets:
Funded status at end of year	$(1,723)	$(1,358)	$653
Unrecognized net loss	5,571	4,967	1,845

Net amount recognized at end of year	$3,848	$3,609	$2,498

Weighted average assumptions used to determine benefit obligations at end of year:
Discount rate	6–11%	6–11%	6–11%
Rate of increase in future compensation levels	9%	9%	9%
Expected long-term rate of return on assets	14%	14%	14%
Weighted average assumptions used to determine net periodic benefit expense at end of year:
Discount rate	6–11%	6–11%	6–11%
Rate of increase in future compensation levels	9%	9%	9%
Expected long-term rate of return on assets	14%	14%	14%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      Net periodic pension expense consists of:

	Year Ended January 31,

	2004	2003	2002

Service cost component	$1,049	$641	$660
Plan participants’ contributions	328	179	156
Interest cost component	1,697	1,168	1,120
Expected return on assets	(2,235)	(1,671)	(1,489)
Amortization of unrecognized net loss	352	49	52

Net periodic pension expense	$1,191	$366	$499

      Amounts recognized in the balance sheet consist of:

	As of January 31,

	2004	2003	2002

Prepaid benefit expenses	$5,099	$4,625	$3,191
Accrued benefit expenses	(1,251)	(1,016)	(693)

Net prepaid benefit expenses	$3,848	$3,609	$2,498

10.	Shareholders’ Equity

      During the years ended January 31, 2004, 2003 and 2002, the Company’s Board of Directors declared a dividend on the ordinary share capital of the Company of $0.095, $0.075 and $0.075 per share, respectively, totaling $2,889, $1,929 and $1,926, respectively.

      On April 6, 2004, the Company’s Board of Directors declared an annual regular cash dividend on the ordinary share capital of the Company of $0.115 per share payable on May 21, 2004 to shareholders of record as of April 30, 2004.

11.	Share-Based Plans

      As of January 31, 2004, the Company had the following share option plans, which are described in greater detail later in this Note: Union-Transport Share Incentive Plan; Executive Share Plan; 2000 Stock Option Plan; and Non-Executive Directors Stock Option Plan.

      In addition, on February 27, 2004, the Company’s shareholders (members) approved the UTi Worldwide Inc. 2004 Long Term Incentive Plan (LTIP) which provides greater flexibility with respect to the types of awards that may be granted under the current plans. The LTIP is also described in greater detail later in this Note.

      Following the approval of the LTIP by shareholders, the Company reduced the maximum number of ordinary shares which may be issued pursuant to options granted under the 2000 Stock Option Plan by 1,300,000 shares. In addition, the ordinary shares remaining available for future option grants in the Union-Transport Share Incentive Plan and the Executive Share Plan will be returned to, and cancelled by, the Company.

      The number of shares available for grants under the Non-Executive Directors Stock Option Plan was not affected by the LTIP.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

Summary of the Union-Transport Share Incentive Plan

      In September 1997, the Company’s Board of Directors (the Board) approved the Union-Transport Share Incentive Plan (the Plan). For the purpose of the Plan, the Board established the Union-Transport Share Incentive Trust (the Trust). Officers, employees and non-executive directors (Participants) selected by the Board are offered the opportunity to enter into an agreement with the Trust to acquire ordinary shares (Plan Shares).

      Under the Plan, ordinary shares are sold by the Trust to Participants upon the Participant’s execution of a contract of sale, but the purchase price for the shares is not payable immediately. Under the terms of the Plan, the purchase price is payable by a Participant for Plan Shares and shall not be less than $9.69 per share or the middle market price at which the ordinary shares traded on the day immediately preceding the day of acceptance of the offer by the Participant. Once a Participant has accepted the offer to purchase shares, the trustee pays for the shares at the offer price and establishes a Participant loan (share debt) for the total purchase price, which is repayable by the Participant to the Trust.

      A Participant’s share debt bears interest at such rate (if any) as may from time to time be determined by the Board. Dividends on Plan Shares are paid to the Trust and are applied in the following manner: in payment of interest on the share debt; in payment to the Trust for reduction of share debt (to such extent as the Board may determine); and, as to any balance, to the relevant Participant.

      Unless the Board determines otherwise, Plan Shares may not be released to a Participant from the Plan or from pledge to the Trust unless the share debt in respect of such Plan Shares has been fully discharged. Provided that the related share debt is discharged, Plan Shares are released at the rate of 25% per year beginning on December 31, on the fourth anniversary of the date of acceptance of the offer to acquire Plan Shares. Except in the case of death or retirement, the termination of a Participant’s employment with the Company results in forfeiture of any Plan Shares not capable of being released at the date of termination.

      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 as permitted by SFAS No. 123 in accounting for the Plan. In accordance with APB No. 25, total compensation cost related to the Plan was $131 for each of the three years ended January 31, 2004, 2003 and 2002, with corresponding increases to shareholders’ equity.

      No compensation expense has been recognized under the fair value method; however, the Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for Plan Shares awarded under the Plan been determined based on their fair values at the grant dates together with the other plans described herein, the Company’s net income, basic earnings per share and the diluted earnings per share would have been as reflected in Note 1.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      A summary of Plan activity is as follows:

	Year Ended January 31,

	2004	2003	2002

Unvested shares at beginning of year	108,978	116,848	127,457
Shares granted	—	—	—
Shares exercised	(16,483)	(5,904)	(2,129)
Shares returned	(3,095)	(1,966)	(8,480)

Unvested shares at end of year	89,400	108,978	116,848
Shares available for future grants at end of year	17,145	14,050	12,084

Total shares held in Trust at end of year	106,545	123,028	128,932

     Summary of the Executive Share Plan

      The Company’s Executive Share Plan was established in 1994 in the form of a Guernsey Island trust for the benefit of the Company’s directors and executive managers. A liaison committee consisting of the Company’s Chief Executive Officer and two other individuals makes recommendations to the trustee of the trust as to how options should be granted under this plan. With the consent of the liaison committee, the trustee has the right to amend or terminate this plan.

      Options granted by the trust generally vest in four annual increments of 25% each starting on either the third or fourth anniversaries of the grant date. Options vest only as long as participants remain employees. Until such time as the options have vested, all bonuses earned by a participant are paid directly to the trust to pay the option exercise price, unless the trustee decides to exempt such bonus after consultation with the Company.

      The exercise price is set by the trustee with the Company’s consent and cannot be less than 40% of the fair market value of the granted shares on the grant date. Options expire if not exercised by the seventh anniversary of the grant date. Options may not be assigned by participants to any person without the consent of the trustee.

      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 permitted by SFAS No. 123 in accounting for the share options granted under the Executive Share Plan. In accordance with APB No. 25, total compensation cost related to the Executive Share Plan was $43, $51 and $60, respectively, for the years ended January 31, 2004, 2003 and 2002, with corresponding increases to shareholders’ equity.

      No compensation expense has been recognized under the fair value method; however, the Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the shares awarded under the Executive Share Plan been determined based on their fair value at the grant date together with the other plans described herein, the Company’s net income, basic earnings per share and the diluted earnings per share would have been as reflected in Note 1.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      A summary of the Executive Share Plan option activity is as follows:

	Executive Share Plan

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at January 31, 2001	363,598	$2.30
Options granted	—
Options exercised	(269,363)	2.03
Options cancelled/forfeited	—

Balance at January 31, 2002	94,235	3.05
Options granted	—
Options exercised	(39,469)	2.53
Options cancelled/forfeited	—

Balance at January 31, 2003	54,766	3.42
Options granted	—
Options exercised	(50,890)	3.54
Options cancelled/forfeited	—

Balance at January 31, 2004	3,876	3.87
Shares available for future option grants at January 31, 2004	234,245

Total shares held in trust at January 31, 2004	238,121

      A summary of stock options outstanding and exercisable pursuant to the Executive Share Plan as of January 31, 2004 is as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$3.87	3,876	0.001	$3.87	3,876	$3.87

     Summary of the 2000 Stock Option Plan

      The Company’s 2000 Stock Option Plan, created in the year ended January 31, 2001, provides for the issuance of options to purchase ordinary shares to the Company’s directors, executives, employees and consultants. This plan allows for the grant of incentive and non-qualified stock options. At January 31, 2004, 3,859,109 shares were reserved for issuance under this plan, subject to adjustments.

      Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. At January 31, 2004, 2003, and 2002, there were 841,289, 648,669 and 349,641, options, respectively, which were exercisable at a weighted average exercise price of $14.68, $13.84 and $13.80 per share, respectively.

      The exercise price of an incentive stock option cannot be less than 100% of the fair market value of an ordinary share on the grant date, and the exercise price in case of any non-statutory stock option shall not be less than 85% of the fair market value on the grant date. No person who owns more than 10% of the total

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

combined voting power of the Company’s ordinary shares may receive incentive stock options unless the exercise price is at least 110% of the fair market value of a share on the grant date. All options issued under the plan have terms of ten years or less. The 2000 Stock Option Plan terminates on March 7, 2010.

      A summary of the 2000 Stock Option Plan option activity is as follows:

	2000 Stock Option Plan

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at January 31, 2001	1,439,117	$13.76
Options granted	65,172	14.00
Options exercised	(11,141)	12.97
Options cancelled/forfeited	(35,387)	12.97

Balance at January 31, 2002	1,457,761	13.80
Options granted	734,500	19.13
Options exercised	(49,307)	13.37
Options cancelled/forfeited	(55,946)	13.81

Balance at January 31, 2003	2,087,008	15.68
Options granted	426,000	28.51
Options exercised	(319,305)	14.48
Options cancelled/forfeited	(27,734)	13.90

Balance at January 31, 2004	2,165,969	18.39

      A summary of stock options outstanding and exercisable pursuant to the 2000 Stock Option Plan as of January 31, 2004 is as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$12.49 - $15.00	902,520	6.3	$13.42	606,077	$13.44
$16.00 - $18.53	271,074	7.4	$16.83	127,837	$16.54
$19.00 - $24.78	792,175	8.6	$20.95	107,375	$19.43
$30.53 - $33.71	200,200	9.6	$32.71	—	$—

      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 as permitted by SFAS No. 123 in accounting for the 2000 Stock Option Plan. In accordance with APB No. 25, no compensation has been recognized for the years ended January 31, 2004, 2003 and 2002. No compensation expense has been recognized under the fair value method. Had compensation cost for plan shares awarded under the plan been determined based on their fair value at the grant date together with the other plans described herein, the Company’s net income, basic earnings per share and the diluted earnings per share would have been as reflected in Note 1. The weighted average fair value of the options issued under this plan during fiscal 2004 was $11.33.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

Summary of the Non-Employee Directors Stock Option Plan

      The Company’s Non-Employee Directors Stock Option Plan provides for the issuance of options to purchase ordinary shares to each of the Company’s non-employee directors. Under this plan, non-executive directors receive an initial grant to purchase 15,000 ordinary shares on the day they join our Board. The plan also provides that each non-employee director is to receive options to purchase 3,000 ordinary shares on the date of each of the Company’s annual meetings, excluding the annual meeting in the year the director joins the Board. The option exercise price is equal to the fair market value of the underlying ordinary shares as of the grant date. As of January 31, 2004 options to acquire 93,000 ordinary shares have been granted, with exercise prices ranging from $12.97 to $35.78 per share. A total of 400,000 shares have been reserved for the issuance of options under this plan, subject to adjustment in the event of specific types of changes in our capitalization.

      Options granted under this plan vest in three annual increments, beginning one year from the grant date. As of January 31, 2004, 2003 and 2002, there were 33,000, 29,000 and 11,000 options, respectively, which were exercisable under this plan at a weighted average exercise price of $16.91, $16.58 and $16.79, respectively. Options granted under this plan expire ten years from the grant date unless terminated earlier as provided for in this plan. A summary of activity under this plan is as follows:

	Non-Employee Director
	Stock Option Plan

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at January 31, 2001	33,000	$16.79
Options granted	21,000	15.92
Options exercised	—
Options cancelled/forfeited	—

Balance at January 31, 2002	54,000	16.45
Options granted	12,000	19.70
Options exercised	—
Options cancelled/forfeited	—

Balance at January 31, 2003	66,000	17.04
Options granted	27,000	33.59
Options exercised	(18,000)	16.53
Options cancelled/forfeited	—

Balance at January 31, 2004	75,000	23.12

      A summary of stock options outstanding and exercisable under this plan as of January 31, 2004 is as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$15.92 - $19.70	48,000	7.5	$17.23	33,000	$16.91
$30.85 - $35.78	27,000	9.7	$33.59	—	$—

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 as permitted by SFAS No. 123 in accounting for the Non-Employee Directors Stock Option Plan. In accordance with APB No. 25, no compensation has been recognized for the years ended January 31, 2004, 2003 and 2002. No compensation expense has been recognized under the fair value method. Had compensation cost for plan shares awarded under the plan been determined based on their fair value at the grant date together with the other plans described herein, the Company’s net income, basic earnings per share and the diluted earnings per share would have been as reflected in Note 1. The weighted average fair value of the options issued under this plan during fiscal 2004 was $12.65.

Shares Held in Employer Stock Benefit Trusts

      The ordinary shares held by the Plan and Executive Share Plan trusts which had not been awarded to participants, or where the Company had not committed to release the shares because the related share debt had not been discharged by the participant, have been excluded from the denominator in computing basic earnings per share. Dilutive potential ordinary shares have been included in the denominator in computing diluted earnings per share.

Summary of the 2000 Employee Share Purchase Plan

      The Company’s 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) with an opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 400,000 ordinary shares are reserved for issuance under this plan, subject to adjustments as provided for in the plan.

      Employees in selected subsidiaries who have worked for the Company for a year or more are eligible to participate in the plan. Eligible employees become plan participants by completing subscription agreements authorizing payroll deductions which are used to purchase the ordinary shares. The plan is administered in quarterly offering periods and the first offering period commenced May 1, 2001. The purchase price is the lower of 85% of the fair market value of the Company’s ordinary shares on either the first or last day of each offering period. Employee payroll deductions cannot exceed 10% of a participant’s current compensation and are subject to an annual maximum of $25.

2004 Long-Term Incentive Plan

      The Company’s 2004 Long Term Incentive Plan (LTIP), was approved by the shareholders (members) on February 27, 2004, and provides for the issuance of a variety of awards, including options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units, deferred share units, and performance based awards. This plan allows for the grant of incentive and non-qualified stock options. 2,000,000 shares are reserved for issuance under this plan, subject to adjustments. As a result of the adoption of the LTIP, the Company reduced the maximum number of ordinary shares which may be issued pursuant to options granted under the 2000 Stock Option Plan by 1,300,000 shares. In addition, the ordinary shares remaining available for future option grants in the Plan and the Executive Share Plan of 16,507 and 234,245 respectively will be returned to and cancelled by the company. In addition, if any awards which are currently outstanding under the Plan or the Executive Share Plan are cancelled or terminated or otherwise forfeited by the participants or optionees, then the trusts administering those plans are also expected to return the shares underlying such awards back to the Company for cancellation.

      No awards have been made to date under the LTIP and 2,000,000 shares remain available for issuance.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

12.     Derivative Financial Instruments

      The Company utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

      As of January 31, 2004, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 30 days of January 31, 2004: $3,376 in euros; $3,417 in U.S. dollars; $1,130 in British pounds sterling; and, $935 in other currencies. The fair values of forward exchange contracts were $61 and $18 for the years ended January 31, 2004 and 2003, respectively.

13.     Commitments

      At January 31, 2004, the Company had outstanding commitments under capital and non-cancelable operating leases, which fall due in the years ended January 31, as follows:

	Capital	Operating
	Leases	Leases

2005	$2,680	$31,007
2006	1,614	27,822
2007	858	23,525
2008	7,190	17,133
2009	141	10,889
2010 and thereafter	86	14,700

Total payments	12,569	$125,076

Less amounts representing interest	(2,835)

Present value of minimum capital lease obligations	$9,734

      The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment. These leases require minimum annual payments, which are expensed as incurred. Total rent expense for the years ended January 31, 2004, 2003 and 2002 was $36,202, $22,975 and $20,779, respectively.

      It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for plant and equipment is two to five years and the normal lease term for property varies between three and ten years. For the year ended January 31, 2004, the average effective borrowing rate for property, plant and equipment under capital leases was 8.9%. Interest rates usually vary during the contract period. The net book value of assets under capital leases as of January 31, 2004 and 2003 was $12,274 and $11,253, respectively.

      Capital commitments contracted for, but not provided in the accompanying consolidated balance sheet as of January 31, 2004 totaled $463.

14.     Contingencies

      The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business.

      As of January 31, 2004, the Company has outstanding claims of $481. The Company carries commercial insurance, which is sufficient to cover the majority of these claims.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      The Company is involved in litigation in Italy and England related to cases filed in 2000 with Enrico Furgada the former ultimate owner of Per Transport SpA and related entities in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner and other entities owned by him, to third parties may be instituted against the Company. It is alleged that Per Transport SpA guaranteed certain obligations of these other entities owned by the former ultimate owner. The Company believes that these guarantees are the responsibility of the former ultimate owner. These guarantees were made prior to its acquisition, were not disclosed to the Company during its acquisition negotiations nor were they disclosed in the audited statutory financial statements of Per Transport SpA. Civil and criminal proceedings have also been instituted against the former ultimate owner in relation to these guarantees. The total of all such actual and potential claims is approximately $16.2 million, based on exchange rates as of January 31, 2004. The Company believes that it has adequate defenses in relation to these claims if these proceedings are brought against it.

      We are one of seven defendants named in a lawsuit filed on July 30, 2001 in the United States Bankruptcy Court for the Southern District of New York. The plaintiff, the committee of unsecured creditors of FMI Forwarding (formerly known as Intermaritime Forwarding), alleges under a theory of fraudulent conveyance that we paid inadequate consideration for certain assets of Intermaritime Forwarding and also alleges that we are liable for debts of FMI Forwarding on a successor liability theory. The plaintiff seeks recovery in an amount up to $4.6 million.

      A former customer, De La Rue International, filed a complaint against us in the Superior Court of Gwinnett County, Georgia on April 21, 2003 alleging that we were negligent, that we breached our contractual obligations and that we fraudulently concealed the fact that three shipments in August and September 1999 were not properly and timely reported to U.S. Customs for clearance. The plaintiff is asking for damages in excess of $2.0 million.

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

      On August 19, 2003 in the District Court of Dallas County, Texas, UTi was named as one of the defendants in a wrongful death suit filed by the survivors of an automobile accident caused by the toppling of an ocean container from the chassis of a truck (Sim et. al. versus Sharpless et. al.). The truck was under the control of the steamship line at the time of the accident. The case is being defended by outside counsel appointed by our general liability insurance carrier. The plaintiffs are claiming non-specific but exemplary damages in excess of $4 million.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations or financial position of the Company.

15.     Related Party Transactions

      Pursuant to an amended and restated registration rights agreement, PTR Holdings and UT Holdings, two of the Company’s shareholders, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933. Pursuant to this agreement, PTR Holdings sold 1,150,000 ordinary shares in the Company’s public offering that closed in December 2002.

      One of the Company’s Hong Kong operating subsidiaries is party to a service agreement pursuant to which a company owned by one of the Company’s employees (a previous owner of Continental) and members of his family, provides management consulting and sales solicitation services. During the years ended January 31, 2004, 2003 and 2002, the Company’s Hong Kong subsidiary paid the company approximately $206, $212 and $186, respectively, under this service agreement.

      One of the Company’s Spanish subsidiaries is party to a service agreement, effective January 25, 2002, pursuant to which the Company’s subsidiary provides commercial and administrative services to a company owned by the Managing Director of SLi and his three brothers, two of whom are current employees of the Company, all of whom were previous owners of SLi. During the years ended January 31, 2004 and 2003, approximately $864 and $802, respectively, was billed by the Company’s Spanish subsidiary for fees pursuant to this agreement. As of January 31, 2004 and 2003, the total net amount due from these three employees, their immediate family members and companies owned by them was $412 and $1,436, respectively.

      The Company’s Israeli operating subsidiary is party to various agreements, effective for the year ended January 31, 2004, pursuant to which a company partially owned by the Managing Director of UTi Eliat Overseas Ltd., provides facility and vehicle leases. During the year ended January 31, 2004, the Company’s Israeli subsidiary paid the company approximately $273 under these agreements.

16.     Segment Reporting

      The Company operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa, which offer similar products and services. They are managed separately because each segment requires close customer contact by senior management, individual requirements of customers differ between regions and each region is affected by similar economic conditions.

      For segment reporting purposes by geographic region, gross airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      Certain information regarding the Company’s operations by segment is summarized as follows:

	Year Ended January 31, 2004

	Europe	Americas	Asia Pacific	Africa	Corporate	Total

Gross revenue from external customers	$424,457	$449,381	$430,376	$198,661	$—	$1,502,875

Net revenue	$129,404	$252,378	$86,489	$127,870	$—	$596,141
Staff costs	73,814	147,201	36,708	55,667	5,337	318,727
Depreciation and amortization	4,415	3,976	2,140	3,088	1,187	14,806
Amortization of intangible assets	—	594	—	69	—	663
Other operating expenses	40,125	84,760	21,755	51,264	4,970	202,874

Operating income/(loss)	$11,050	$15,847	$25,886	$17,782	$(11,494)	59,071

Interest income						6,881
Interest expense						(5,840)
Losses on foreign exchange						(341)

Pretax income						59,771
Provision for income taxes						13,403

Income before minority interests						$46,368

Capital expenditures	$5,339	$6,710	$3,238	$4,959	$552	$20,768

Segment assets at year-end	$162,890	$170,609	$155,834	$158,302	$55,706	$703,341

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

	Year Ended January 31, 2003

	Europe	Americas	Asia Pacific	Africa	Corporate	Total

Gross revenue from external customers	$372,515	$317,314	$337,430	$142,801	$—	$1,170,060

Net revenue	$99,571	$143,484	$70,626	$91,109	$—	$404,790
Staff costs	54,864	81,603	29,237	35,263	4,004	204,971
Depreciation and amortization	3,526	2,848	1,962	1,982	856	11,174
Amortization of intangible assets	—	198	—	—	—	198
Other operating expenses	30,608	50,382	19,981	37,695	4,276	142,942

Operating income/(loss)	$10,573	$8,453	$19,446	$16,169	$(9,136)	45,505

Interest income						4,641
Interest expense						(5,127)
Losses on foreign exchange						(1,725)

Pretax income						43,294
Provision for income taxes						12,492

Income before minority interests						$30,802

Capital expenditures	$5,974	$2,129	$2,223	$4,806	$912	$16,044

Segment assets at year-end	$146,052	$155,574	$112,815	$122,152	$90,482	$627,075

	Year Ended January 31, 2002

	Europe	Americas	Asia Pacific	Africa	Corporate	Total

Gross revenue from external customers	$264,280	$258,008	$242,950	$124,548	$—	$889,786

Net revenue	$62,457	$94,045	$60,075	$87,982	$—	$304,559
Staff costs	35,632	56,614	26,238	33,373	4,148	156,005
Depreciation and amortization	2,571	2,462	1,775	2,264	339	9,411
Amortization of intangible assets	531	3,096	1,432	280	—	5,339
Other operating expenses	16,262	29,859	18,098	38,860	1,055	104,134

Operating income/(loss)	$7,461	$2,014	$12,532	$13,205	$(5,542)	29,670

Interest income						4,102
Interest expense						(5,312)
Gains on foreign exchange						17

Pretax income						28,477
Provision for income taxes						7,970

Income before minority interests						$20,507

Capital expenditures	$2,779	$2,071	$2,091	$2,683	$14	$9,638

Segment assets at year-end	$107,998	$105,294	$80,574	$69,268	$41,477	$404,611

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

      Intercompany transactions are priced at cost. Where two or more subsidiaries are involved in the handling of a consignment, the net revenue is shared based upon a standard formula, which is adopted across the Company.

      The following table shows the gross revenue and net revenue attributable to the Company’s principal services.

	Year Ended January 31,

	2004	2003	2002

Gross revenues:
Airfreight forwarding	$720,689	$621,905	$491,946
Ocean freight forwarding	360,253	283,869	255,272
Customs brokerage	67,859	64,221	55,875
Contract logistics	229,709	101,294	23,856
Other	124,365	98,771	62,837

	$1,502,875	$1,170,060	$889,786

Net revenues:
Airfreight forwarding	$198,822	$157,493	$142,312
Ocean freight forwarding	75,131	66,554	58,633
Customs brokerage	65,532	61,105	54,034
Contract logistics	192,969	79,517	14,957
Other	63,687	40,121	34,623

	$596,141	$404,790	$304,559

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2004, 2003 and 2002

17.     Selected Quarterly Financial Data (Unaudited)

For the Year Ended January 31,	First	Second	Third	Fourth		Total

Gross revenue:
2004	$326,788	$362,025	$398,726	$415,336		$1,502,875
2003	235,658	274,819	321,521	338,062		1,170,060
Net revenue:
2004	131,419	144,859	156,545	163,318		596,141
2003	76,929	87,533	107,529	132,799		404,790
Operating income:
2004	11,093	15,038	17,973	14,967		59,071
2003	7,912	11,446	14,238	11,909		45,505
Net income:
2004	7,974	11,416	13,178	12,203	*	44,771
2003	4,757	7,739	9,470	7,328		29,294
Basic earnings per share:
2004(1)	0.26	0.38	0.43	0.40	*	1.48
2003	0.19	0.31	0.37	0.26		1.13
Diluted earnings per share:
2004	0.26	0.36	0.42	0.38	*	1.42
2003	0.18	0.30	0.37	0.26		1.11

*	The fiscal 2004 fourth quarter benefited by a change in the estimated effective tax rate for the fiscal year which resulted in an increase in net income of approximately 3 cents per diluted share.

(1)	The basic earnings per share amounts for the fiscal 2004 quarters do not add to the total for the year ended January 31, 2004 due to the effects of rounding.

UTi Worldwide Inc.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Allowance for Doubtful Accounts

	Balance at				Foreign
	Beginning	Amounts Charged	Charges Against		Currency	Balance at
Year Ended January 31,	of Year	to Expense	the Allowance	Other	Translation	End of Year

2004	$11,943	$4,792	$(3,876)	$159	$1,282	$14,300
2003	9,638	6,471	(6,198)	268	1,764	11,943
2002	11,156	3,680	(4,436)	473	(1,235)	9,638

      Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in our financial statements.

INDEX TO EXHIBITS

Exhibit		Description

2	.1+	Asset Purchase Agreement between Continental Air Express (HK) Limited, Continental Container Lines Limited, Union-Transport (HK) Limited, Cheng Kwan Kok David, Lai Kwok Fai, Lewis Billy Barnhill, Francis Raymond Bello, Albert Patrick Cataldo, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung, Ng Chun Ka, Ng Sai Kuen and Registrant dated August 25, 2000 (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

2	.2+	Asset Purchase Agreement between Continental Container Line, Inc., Continental Cargo Logistics Inc. (New York corporation), Continental Cargo Logistics Inc. (California corporation), Union-Transport Corporation, Lai Kwok Fai, Ng Chun Ka, Cheng Kwan Kok David, Albert Patrick Cataldo, Lewis Billy Barnhill, Francis Raymond Bello, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung and Ng Sai Kuen dated August 25, 2000 (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

2.3		Amendment to Asset Purchase Agreement between Continental Air Express (HK) Limited, Continental Container Lines Limited, Union-Transport (HK) Limited, Cheng Kwan Kok David, Lai Kwok Fai, Lewis Billy Barnhill, Francis Raymond Bello, Albert Patrick Cataldo, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung, Ng Chun Ka, Ng Sai Kuen and Registrant, dated October 3, 2000 (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

2	.4+	Stock Purchase Agreement among Samuel Clarke, Jr., Claude M. Walker, Jr., James H. Walker, Standard Corporation and Union Transport (U.S.) Holdings, Inc., dated as of October 11, 2002 (incorporated by reference to the Company’s Registration Statement on Form F-3, No. 333-101309, dated November 19, 2002)

3.1		Memorandum of Association of the Company (incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

3.2		Articles of Association of the Company, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 6-K dated June 6, 2002)

10	.1*	Form of Employment Agreement between Mr. Wessels and the Company (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.2*	Form of Employment Agreement between Mr. MacFarlane and the Company (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.3*	Form of Employment Agreement between Mr. Thorrington and the Company (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.4*	Form of Employment Agreement between Mr. Draper and the Company (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.5*	2000 Employee Share Purchase Plan, as amended (incorporated by reference to the Company’s Registration Statement on Form S-8, No. 333-58832, dated April 12, 2001)

10	.6*	Non-Employee Directors Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.7*	Form of Severance Agreement between the Company and its executive officers (incorporated by reference to the Company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.8*	Union-Transport Inc. Share Incentive Plan, as amended (incorporated by reference to the Company’s Annual Report on Form 20-F, No. 000-31869, dated May 8, 2002)

10	.9*	Union-Transport Executive Share Plan, as amended (incorporated by reference to the Company’s Annual Report on Form 20-F, No. 000-31869, dated May 8, 2002)

Exhibit		Description

10.10		Credit Agreement between the Company and Nedcor Bank Limited, dated August 1, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 6-K dated December 5, 2002)

10.11		Amended and Restated Registration Rights Agreement between PTR Holdings, Inc., Union-Transport Holdings Inc. and the Company (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form F-3, No. 333-101309, dated December 10, 2002)

10	.12*	2000 Stock Option Plan, as amended

10	.13*	2004 Long-Term Incentive Plan

21		Subsidiaries of the Company

23		Independent Auditors’ Consent

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory arrangement.

+	Certain portions of the identified exhibit were omitted and filed separately with the Commission and have been granted confidential treatment by the Commission.