Form 10-Q
period 2004-04-30
UTI WORLDWIDE INC
filed 2004-06-09
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004
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

At May 31, 2004, the number of shares outstanding of the issuer’s ordinary shares was 30,739,106.

UTi Worldwide Inc.

Report on Form 10-Q
For the Quarter Ended April 30, 2004

-i-

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Income Statements
For the three months ended April 30, 2004 and 2003
(in thousands, except share and per share amounts)

	Three months ended
	April 30,
	2004	2003
	(Unaudited)
Gross revenue	$489,628	$326,788
Freight consolidation costs	319,639	195,369

Net revenue	169,989	131,419
Staff costs	91,932	70,420
Depreciation and amortization	3,900	3,468
Amortization of intangible assets	181	148
Other operating expenses	55,291	46,290

Operating income	18,685	11,093
Interest income	960	1,497
Interest expense	(787)	(1,361)
Gains/(losses) on foreign exchange	100	(129)

Pretax income	18,958	11,100
Provision for income taxes	(5,545)	(2,684)

Income before minority interests	13,413	8,416
Minority interests	(620)	(442)

Net income	$12,793	$7,974

Basic earnings per share	$0.42	$0.26
Diluted earnings per share	$0.40	$0.26
Number of weighted average shares used for per share calculations:
Basic shares	30,614,969	30,156,469
Diluted shares	31,967,335	31,161,542

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
As of April 30, 2004 and January 31, 2004
(in thousands, except share amounts)

	April 30,	January 31,
	2004	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$140,864	$156,687
Trade receivables (net of allowance for doubtful receivables of $14,198 and $14,300 as of April 30, 2004 and January 31, 2004, respectively)	328,604	280,044
Deferred income tax assets	5,411	6,534
Other current assets	38,369	33,420

Total current assets	513,248	476,685
Property, plant and equipment, net	54,553	54,421
Goodwill	148,417	148,372
Other intangible assets, net	10,014	10,195
Investments	871	1,117
Deferred income tax assets	2,313	2,384
Other non-current assets	10,364	10,167

Total assets	$739,780	$703,341

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$15,410	$18,180
Short-term borrowings	1,587	1,312
Current portion of capital lease obligations	2,181	2,408
Trade payables and other accrued liabilities	299,120	269,072
Income taxes payable	13,436	10,864
Deferred income tax liabilities	75	256

Total current liabilities	331,809	302,092
Long-term borrowings	86	93
Capital lease obligations	7,433	7,326
Deferred income tax liabilities	3,987	3,860
Retirement fund obligations	1,236	1,251
Minority interests	3,196	2,873
Commitments and contingencies
Shareholders’ equity:
Common stock — ordinary shares of no par value: 30,982,486 and 30,929,814 shares issued and outstanding as of April 30, 2004 and January 31, 2004, respectively	319,337	318,409
Retained earnings	115,085	105,855
Accumulated other comprehensive loss	(42,389)	(38,418)

Total shareholders’ equity	392,033	385,846

Total liabilities and shareholders’ equity	$739,780	$703,341

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Cash Flows
For the three months ended April 30, 2004 and 2003
(in thousands)

	Three months ended
	April 30,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$12,793	$7,974
Adjustments to reconcile net income to net cash provided by operations:
Stock compensation costs	33	45
Depreciation and amortization	3,900	3,468
Amortization of intangible assets	181	148
Deferred income taxes	97	4
Tax benefit relating to exercise of stock options	204	—
Gain on disposal of property, plant and equipment	(143)	(47)
Other	620	13
Changes in operating assets and liabilities:
Increase in trade receivables and other current assets	(52,736)	(4,803)
Increase/(decrease) in trade payables and other current liabilities	30,172	(6,691)

Net cash (used in)/provided by operating activities	(4,879)	111
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,579)	(4,862)
Proceeds from disposal of property, plant and equipment	1,220	225
Increase in other non-current assets	(852)	(1,881)
Acquisitions and contingent earn-out payments	(2,857)	(622)
Other	(795)	—

Net cash used in investing activities	(6,863)	(7,140)
FINANCING ACTIVITIES:
Decrease in bank lines of credit	(2,769)	(5,716)
Decrease in short-term borrowings	(175)	(6,417)
Long-term borrowings — advanced	—	3
Long-term borrowings — repaid	(15)	(97)
Repayments of capital lease obligations	(863)	(748)
Decrease in minority interests	(144)	—
Net proceeds from the issuance of ordinary shares	722	295

Net cash used in financing activities	(3,244)	(12,680)

Net decrease in cash and cash equivalents	(14,986)	(19,709)
Cash and cash equivalents at beginning of period	156,687	168,125
Effect of foreign exchange rate changes on cash	(837)	(1,058)

Cash and cash equivalents at end of period	$140,864	$147,358

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
For the three months ended April 30, 2004 and 2003 (Unaudited)

NOTE 1. Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005 or any other future periods.

The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2004 on file with the Securities and Exchange Commission.

All dollar amounts in the notes are presented in thousands except for share and per share data.

Pro Forma Information – Stock Options

As of April 30, 2004, the Company had six stock-based employee and non-employee compensation plans which are accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations (APB No. 25). Compensation cost is recorded in net income only for stock options that have an exercise price below the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, the following table shows the estimated effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock options.

	Three months ended
	April 30,
	2004	2003
Net income as reported	$12,793	$7,974
Add: Total stock-based employee compensation expense included in reported net income, net of income taxes	33	45
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(1,137)	(1,051)

Pro forma net income	$11,689	$6,968

	Three months ended
	April 30,
	2004	2003
Earnings per share, as reported:
Basic earnings per share	$0.42	$0.26
Diluted earnings per share	$0.40	$0.26
Earnings per share, pro forma:
Basic earnings per share	$0.38	$0.23
Diluted earnings per share	$0.37	$0.22

Pro Forma Information – Acquisitions

Effective February 1, 2004, the Company acquired 100% of the issued and outstanding shares of ET Logistics, S.L. (ET Logistics) and ILEX Consulting, S.L. (ILEX). The Company also acquired the remaining 50% of the issued and outstanding shares of Chilltrac (Pty.) Limited as of February 1, 2004. Effective May 1, 2003 and July 1, 2003, the Company acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt.) Ltd. and 50% of the issued and outstanding shares of Kite Logistics (Pty.) Limited, respectively. The purchase price allocations for ET Logistics and ILEX have not been finalized as of April 30, 2004. In addition to the cash purchase price for ET Logistics, there are three contingent earn-out payments which will be calculated based on a multiple of the acquired operation’s future earnings for the years ending January 31, 2005, 2006 and 2007. The following table shows the supplemental pro forma information as though the Company’s acquisitions had occurred February 1, 2003.

	Three months ended April 30,
			Diluted
	Gross	Net	earnings
	revenue	income	per share *
2003:
As reported	$326,788	$7,974	$0.26
Acquisitions	12,570	322	0.01

Total	$339,358	$8,296	$0.27

*	Earnings per share were calculated using 31,161,542 diluted ordinary shares for the three months ended April 30, 2003.

NOTE 2. Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002. The Company adopted the provisions of FIN No. 46, as of February 1, 2003, and such adoption did not have a material impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities [FIN No. 46 (R)]. FIN No. 46 (R) replaces FIN No. 46 in its entirety. FIN No. 46 (R) exempts certain entities from its requirements and clarifies certain complexities arising during the initial implementation of FIN No. 46. This revised interpretation is effective for reporting periods that end after March 15, 2004. The Company adopted the provisions of FIN No. 46 as February 1, 2004 and such adoption did not have a material impact on its consolidated financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132). SFAS No. 132 retains the existing disclosure requirements for pensions and other postretirement benefits and requires additional disclosures for pension and other postretirement benefit plan assets, obligations and net costs in financial statements. In addition, SFAS No. 132 requires disclosures of certain plan information on a quarterly basis in interim financial statements. This statement changes the methodologies underlying the measurement of obligations or recognition of expenses. This statement is effective for fiscal years ending after December 15, 2003 for all domestic (United States) plans. As required by the statement, the Company included the interim-period disclosures in its financial reports for its year beginning February 1, 2004. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

NOTE 3. Earnings per Share

	Three months ended
	April 30,
	2004	2003
Basic earnings per share:
Net income	$12,793	$7,974
Weighted average number of ordinary shares	30,614,969	30,156,469

Basic earnings per share	$0.42	$0.26

Diluted earnings per share:
Net income	$12,793	$7,974
Weighted average number of ordinary shares	30,614,969	30,156,469
Incremental shares required for diluted earnings per share related to employee stock options	1,352,366	1,005,073

Diluted weighted average number of shares	31,967,335	31,161,542

Diluted earnings per share	$0.40	$0.26

Cash dividends declared per share	$0.115	$0.095

This calculation excludes the 323,580 and 401,256 ordinary shares held in the incentive trusts for the Union-Transport Share Incentive Plan and for the Executive Share Plan as of April 30, 2004 and 2003, respectively. Of the 323,580 ordinary shares held in the incentive trusts as of April 30, 2004, 246,329 ordinary shares were returned to the Company and cancelled in May 2004 in connection with the Long-Term Incentive Plan approved by the Company’s shareholders in February 2004.

NOTE 4. Other Comprehensive Income

	Three months ended
	April 30,
	2004	2003
Net income	$12,793	$7,974
Other comprehensive (loss)/income, net of tax:
Foreign exchange translation adjustments	(3,971)	4,632

Comprehensive income	$8,822	$12,606

NOTE 5. Segment Information

The Company operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa, which offer similar products and services. For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula.

Certain unaudited information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2004
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$134,694	$127,671	$144,728	$82,535	$—	$489,628

Net revenue	$39,697	$68,703	$23,517	$38,072	$—	$169,989
Staff costs	21,844	41,392	10,146	16,858	1,692	91,932
Depreciation and amortization	1,170	806	590	973	361	3,900
Amortization of intangible assets	—	148	—	33	—	181
Other operating expenses	10,711	21,496	6,226	15,040	1,818	55,291

Operating income/(loss)	$5,972	$4,861	$6,555	$5,168	$(3,871)	18,685

Interest income						960
Interest expense						(787)
Gains on foreign exchange						100

Pretax income						18,958
Provision for income taxes						(5,545)

Income before minority interests						$13,413

Capital expenditures	$1,902	$932	$579	$1,532	$9	$4,954

Segment assets at quarter-end	$179,843	$181,677	$161,582	$165,718	$50,960	$739,780

	Three months ended April 30, 2003
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$98,933	$103,114	$83,833	$40,908	$—	$326,788

Net revenue	$27,484	$57,299	$19,111	$27,525	$—	$131,419
Staff costs	16,251	33,170	8,163	11,590	1,246	70,420
Depreciation and amortization	1,041	980	512	662	273	3,468
Amortization of intangible assets	—	148	—	—	—	148
Other operating expenses	8,517	19,594	4,907	12,204	1,068	46,290

Operating income/(loss)	$1,675	$3,407	$5,529	$3,069	$(2,587)	11,093

Interest income						1,497
Interest expense						(1,361)
Losses on foreign exchange						(129)

Pretax income						11,100
Provision for income taxes						(2,684)

Income before minority interests						$8,416

Capital expenditures	$955	$2,240	$560	$1,436	$—	$5,191

Segment assets at quarter-end	$150,737	$162,331	$114,497	$137,097	$66,320	$630,982

The following table shows the gross revenue and net revenue attributable to the Company’s principal services.

	Three months ended
	April 30,
	2004	2003
Gross revenues:
Airfreight forwarding	$227,991	$159,081
Ocean freight forwarding	137,073	74,322
Customs brokerage	18,581	15,034
Contract logistics	69,328	51,307
Other	36,655	27,044

	$489,628	$326,788

Net revenues:
Airfreight forwarding	$56,763	$44,930
Ocean freight forwarding	21,231	16,058
Customs brokerage	17,913	14,265
Contract logistics	56,341	43,378
Other	17,741	12,788

	$169,989	$131,419

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the three months ended April 30, 2004 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of February 1, 2004	$32,226	$34,831	$59,149	$22,166	$148,372
Acquisitions and contingent earn-out payments	528	141	907	295	1,871
Foreign currency translation and other adjustments	(491)	(140)	(902)	(293)	(1,826)

Balance as of April 30, 2004	$32,263	$34,832	$59,154	$22,168	$148,417

The amortized intangible assets as of April 30, 2004 relate primarily to the estimated fair value of the customer contracts and customer relationships acquired with Standard Corporation and Kite Logistics (Pty) Limited. The carrying value of intangible assets as of April 30, 2004 and January 31, 2004, are as follows:

	April 30,	January 31,
	2004	2004
Carrying balance, gross	$11,056	$11,056
Accumulated amortization	(1,042)	(861)

Carrying balance, net	$10,014	$10,195

Amortization expense totaled $181 and $148 for the three months ended April 30, 2004 and 2003, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31:

2005	$724
2006	724
2007	699
2008	649
2009	649

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Three months ended
	April 30,
	2004	2003
Net cash (received)/paid for:
Interest	$(218)	$(178)
Income taxes	2,840	1,933
Non-cash activities:
Dividends declared	3,563	2,890
Capital lease obligations incurred to acquire assets	739	329

UTi is a holding company and so relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the Company and UTi’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of its bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiary in Zimbabwe may pay is limited each year by the cumulative amount that the board of directors of such subsidiary has declared as dividends out of each year’s earnings.

NOTE 8. Contingencies

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business.

The Company is involved in litigation in Italy and England related to cases filed in 2000 with Enrico Furgada the former ultimate owner of Per Transport SpA and related entities in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner and other entities owned by him, to third parties may be instituted against the Company. It is alleged that Per Transport SpA guaranteed certain obligations of these other entities owned by the former ultimate owner. The Company believes that these alleged guarantees are the responsibility of the former ultimate owner. These alleged guarantees were made prior to its acquisition, were not disclosed to the Company during its acquisition negotiations nor were they disclosed in the audited statutory financial statements of Per Transport SpA. Civil and criminal proceedings have also been instituted against the former ultimate owner in relation to these alleged guarantees. The total of all such actual and potential claims is approximately $15.6 million, based on exchange rates as of April 30, 2004. The Company believes that it has adequate defenses in relation to these claims if these proceedings are brought against it.

The Company is one of seven defendants named in a lawsuit filed on July 30, 2001 in the United States Bankruptcy Court for the Southern District of New York. The plaintiff, the committee of unsecured creditors of FMI Forwarding (formerly known as Intermaritime Forwarding), alleges under a theory of fraudulent conveyance that the Company paid inadequate consideration for certain assets of Intermaritime Forwarding and also alleges that the Company is liable for debts of FMI Forwarding on a successor liability theory. The plaintiff seeks recovery in an amount up to $4.6 million.

The Company is one of approximately 83 defendants named in two class action lawsuits which were originally filed on September 19, 1995 and subsequently consolidated in the District Court of Brazaria County, Texas (23rd Judicial District) where it is alleged that various defendants sold chemicals that were utilized in the 1992 Gulf War by the Iraqi army which caused personal injuries to U.S. armed services personnel and their families, including birth defects. The lawsuits were brought on behalf of the military personnel who served in the 1992 Gulf War and their families and the plaintiffs are seeking in excess of $1 billion in damages. To date, the plaintiffs have not obtained class certification. The Company believes it is a defendant in the suit because an entity that sold the Company assets in 1993 is a defendant. The Company believes it will prevail in this matter because the alleged actions giving rise to the claims occurred prior to our purchase of the assets. The Company further believes that it will ultimately prevail in this matter since it never manufactured chemicals and the plaintiffs have been unable to thus far produce evidence that the Company acted as a freight forwarder for cargo that included chemicals used by the Iraqi army.

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

In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or liquidity of the Company. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the disclosed legal proceedings because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

NOTE 9. Retirement Benefit Plans

The Company operates defined benefit plans for qualifying employees in certain countries. Under these plans employees are entitled to retirement benefits as a certain percentage of the employee’s final salary on attainment of the qualifying retirement age. No other post-retirement benefits are provided.

The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended
	April 30,
	2004	2003
Service cost component	$304	$262
Interest cost component	542	424
Expected return on assets	(706)	(559)
Amortization of unrecognized net loss	81	88

Net periodic pension expense	$221	$215

For the three months ended April 30, 2004, $222 of contributions have been made by the Company to its pension plans. The Company presently anticipates contributing an additional $735 to fund its pension plan in fiscal 2005 for a total of $957.

NOTE 10. Subsequent Event

On June 7, 2004, the Company announced that a partnership, of which the Company owns 74.9%, with the remaining 25.1% to be owned by a South African black economic empowerment organization, completed the acquisition of International Healthcare Distributors (Pty.) Limited, for the purchase price of approximately $40,000 in cash, including a loan of approximately $17,000 from the Company to the partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

UTi Worldwide Inc. and its subsidiaries (which we refer to as the company or UTi) is an international, non-asset-based global integrated logistics company that provides air and ocean freight forwarding, contract logistics, distribution, customs clearances and other supply chain management services, including consulting, the coordination of purchase orders and customized management services. The company serves its customers through a worldwide network of branch offices, including exclusive agents, and contract logistics centers.

Our business operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa and in each of these geographic segments our principal sources of income include airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics and other supply chain management services.

Our recent growth in gross revenue and net revenue for the periods ended April 30, 2004 (which we refer to as the first quarter of fiscal 2005) and April 30, 2003 (which we refer to as the first quarter of fiscal 2004), compared to the respective prior year periods, resulted from growth which we attribute to our acquisitions, favorable exchange rates as compared to the U.S. dollar and the growth of our existing operations.

A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we staff our operations based on uncertain future demand.

In February 2002, we initiated a five-year strategic operating plan which we named NextLeap. NextLeap is our plan to move UTi Worldwide from being a global freight forwarding operator to a company that can offer our customers a comprehensive range of services across the entire supply chain. NextLeap is a process of expanding and integrating our relationship with our customers and increasing the range of services we offer and provide for our customers, and thus cannot be measured in terms of “percentage implemented.” Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. As of April 30, 2004, we have completed nine of the twenty quarters covered by NextLeap. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our business is subject to numerous factors beyond our control and we may not be able to successfully implement NextLeap and no assurances can be given that our efforts will result in increased revenues or improved margins or profitability. If we are not able to increase our revenues and improve our operating margins in the future under NextLeap, our results of operations could be adversely affected.

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

Acquisitions

Acquisitions affect the comparison of our results between quarters for years prior to when acquisitions are made and to the comparable quarter in subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of the first quarter of our fiscal year will only affect a comparison with the prior year’s results and will not affect a comparison to the following year’s results). The results of acquired businesses are included in our consolidated financial statements from the dates of their respective acquisitions. We consider the operating results of an acquired company during the first twelve months following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth.

Effective February 1, 2004, we acquired 100% of the issued and outstanding shares of ET Logistics, S.L. (ET Logistics) and ILEX Consulting, S.L. (ILEX) in our Europe region. We also acquired the remaining 50% of the issued and outstanding shares of Chilltrac (Pty.) Limited as of February 1, 2004 in our Africa region. Effective May 1, 2003 and July 1, 2003, the Company acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt) Ltd. (IndAir) and 50% of the issued and outstanding shares of Kite Logistics (Pty) Limited (Kite), respectively. Although these acquisitions do affect the comparison of our results for the first quarter of fiscal 2005 to the first quarter of fiscal 2004, we do not believe the impact of these acquisitions is significant on the results of our operations.

On June 7, 2004, we announced that a partnership, of which we own 74.9%, with the remaining 25.1% to be owned by a South African black economic empowerment organization, completed the acquisition of International Healthcare Distributors (Pty.) Limited, which we refer to as IHD, for the purchase price of approximately $40.0 million in cash, including a loan of $17.0 million from UTi to the partnership. On a going-forward basis, IHD’s revenues will be attributable to our Africa region, within which its revenues will be classified as contract logistics services.

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

Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, but are not limited to, the company’s current business plan, strategy, strategic operating plan, discussion of its growth strategies and NextLeap, its global network and expanding capabilities in contract logistics. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements, including increased competition, integration risks associated with acquisitions, the effects of changes in foreign exchange rates, uncertainties and risks associated with the company’s operations in South Africa, general economic, political and market conditions, including those in Africa, Asia and Europe; risks of international operations; the success and effects of new strategies, disruptions caused by epidemics, conflicts, wars and terrorism, and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission. The company’s actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q, including, without limitation, those contained under the heading, “Factors That May Affect Future Results and Other Cautionary Statements,” contained in this Form 10-Q. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Discussion of Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31 2004, which are included in our annual report on Form 10-K for the year ended January 31, 2004, on file with the Securities and Exchange Commission. Our condensed consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

Geographic Segment Operating Results

We manage our business through four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa, which offer similar products and services. Each geographic segment is managed by different executives who are directly accountable to and maintain regular contact with our Chief Executive Officer and Chief Operating Officer to discuss operating activities, financial results, forecasts and plans for each geographic region.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the three months ended April 30, 2005 and 2004, along with the dollar amount of the changes and the percentage changes between quarters, are set forth in the following tables (in thousands):

	Three months ended April 30,
	2004			2003
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$134,694	$39,697	$5,972	$98,933	$27,484	$1,675
Americas	127,671	68,703	4,861	103,114	57,299	3,407
Asia Pacific	144,728	23,517	6,555	83,833	19,111	5,529
Africa	82,535	38,072	5,168	40,908	27,525	3,069
Corporate	—	—	(3,871)	—	—	(2,587)

Total	$489,628	$169,989	$18,685	$326,788	$131,419	$11,093

	Change to three months ended April 30, 2004
	from three months ended April 30, 2003
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$35,761	$12,213	$4,297	36%	44%	257%
Americas	24,557	11,404	1,454	24	20	43
Asia Pacific	60,895	4,406	1,026	73	23	19
Africa	41,627	10,547	2,099	102	38	68
Corporate	—	—	(1,284)	—	—	(50)%

Total	$162,840	$38,570	$7,592	50%	29%	68%

Our Europe region showed improvements in gross and net revenues due to organic growth in both air and ocean freight forwarding, which resulted primarily from higher shipment volumes in the first quarter of fiscal 2005 with airfreight yields comparable to the first quarter of fiscal 2004, increased revenues from our contract logistics services, which totaled over 150% of the contract logistics revenues reported in the comparable prior year period, and the impact of favorable exchange rates as compared to the U.S. dollar in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The improvement in operating income was greatest in the Europe region out of all of our regions in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 due to controls on spending which were put in place starting in the second quarter of fiscal 2004 to hold the increase in costs to a lower percentage than our increase in net revenues. In addition, the results for the first quarter of fiscal 2004 were depressed by the results in our Sweden and Ireland operations, which results started to improve in the latter part of fiscal 2004.

The increases in gross and net revenues in the Americas region for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 were also due primarily to higher airfreight and ocean freight forwarding shipment volumes, with comparable yields to the first quarter of fiscal 2004, and to increased gross and net revenues from our contract logistics and other services. Similar to our Europe region, the improvement in Americas’ operating income also resulted from our concerted efforts to hold the increases in costs to a lower percentage than our increase in net revenues for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

Our Asia Pacific region posted the highest gross revenues of all our regions for the first quarter of fiscal 2005, reflecting a 73% increase over the first quarter of fiscal 2004, while net revenues increased 23%. These increases were primarily due to increased volumes with lower yields and, secondarily, to the impact of the acquisition of IndAir, which was effective May 1, 2003. Asia Pacific continues to be our region with the highest operating profit margins, calculated by dividing operating income for the region by net revenues for the region, despite decreasing to 27.9% for the first quarter of fiscal 2005 from 28.9% for the first quarter of fiscal 2004. This decrease in operating profit margin was due to higher staff costs and operating expenses resulting from our ongoing investment to expand our network in this region.

Gross and net revenues in our Africa region increased in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 due primarily to organic growth, driven by higher volumes, and to the impact of favorable exchange rates as compared to the U.S. dollar. The acquisition impact of Kite also had a favorable impact on Africa’s gross and net revenues. Operating income in Africa grew at a higher rate of growth than our net revenues as a result of our concerted efforts to hold the increases in costs to a lower percentage than our increase in net revenues.

Because of the integrated nature of our business, with global customers being served by all of our regions and with at least two regions operating together to carry out our freight forwarding services, we also analyze our business by type of service in addition to looking at our results by geographic regions.

By service line, our total increase in gross revenue in the first quarter of fiscal 2005 over the first quarter of fiscal 2004 was due to increases in airfreight forwarding of 43%, ocean freight forwarding of 84%, contract logistics of 35%, other revenue of 36% and customs brokerage of 24%. Of the $162.8 million total increase in gross revenue for the first quarter of fiscal 2005, $114.7 million was due to organic growth, $35.8 million was due to the impact of favorable exchange rates as compared to the U.S. dollar and $12.3 million was due to the impact of acquisitions.

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

The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended
	April 30,
	2004	2003
Net revenues:
Airfreight forwarding	33%	34%
Ocean freight forwarding	13	12
Customs brokerage	11	11
Contract logistics	33	33
Other	10	10

Total net revenues	100	100
Staff costs	54	54
Depreciation and amortization	2	3
Amortization of intangible assets	*	*
Other operating expenses	33	35

Operating income	11	8
Interest income	1	1
Interest expense	*	(1)
Gains/(losses) on foreign exchange	*	*

Pretax income	11	8
Provision for income taxes	(3)	(2)
Minority interests	*	*

Net income	8%	6%

*	Less than one percent.

Three months ended April 30, 2004 compared to three months ended April 30, 2003

Net revenue increased $38.6 million, or 29%, to $170.0 million for the first quarter of fiscal 2005 compared to $131.4 million for the first quarter of fiscal 2004. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling $24.1 million, the impact of favorable exchange rates as compared to the U.S. dollar during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 and the impact of acquisitions made during the first quarter of fiscal 2005 as well as the effect of acquisitions made in the last three quarters of fiscal 2004. On a constant currency basis when we translate our first quarter of fiscal 2005 results using currency exchange rates in effect for the first quarter of fiscal 2004, we estimate that favorable exchange rates and acquisitions accounted for approximately $11.7 million and $2.8 million, respectively, of the net revenue increase for the first quarter of fiscal 2005 versus the first quarter of fiscal 2004.

Airfreight forwarding net revenue increased $11.9 million, or 26%, to $56.8 million for the first quarter of fiscal 2005 compared to $44.9 million for the prior year first quarter. This increase primarily resulted from organic growth in all of our regions and to the impact of favorable exchange rates as compared to the U.S. dollar in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004, which accounted for approximately $4.7 million of the increase. Our organic growth resulted from higher volumes in all of our regions, partially offset by lower yields in the Africa and Asia Pacific regions. The Americas and Europe regions reported the highest increases in airfreight forwarding net revenue as a result of higher volumes and yield management.

Ocean freight forwarding net revenue increased $5.1 million, or 32%, to $21.2 million for the first quarter of fiscal 2005 compared to $16.1 million for the same prior year period. This increase was due primarily to increased volumes in fiscal 2005 versus fiscal 2004 and was spread across all of our regions, but was particularly strong in the Africa region, which imports more than it exports, and in the Asia Pacific and Americas regions, which both reported increases of over 30% in volumes shipped. These volume increases were partially offset by our decline in yields in our Africa, Asia Pacific and Europe regions resulting primarily from price increases from ocean carriers which were typically passed through to customers at lower margins than we have historically experienced.

Customs brokerage net revenue increased $3.6 million, or 26%, to $17.9 million for the first quarter of fiscal 2005 compared to $14.3 million for the same prior year period. All of our regions had increased customs brokerage net revenue in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 primarily as a result of the higher shipping volumes resulting from increased demand for our services.

Contract logistics net revenue increased $12.9 million, or 30%, to $56.3 million for the first quarter of fiscal 2005 compared to $43.4 million for the first quarter of fiscal year 2004. This increase was primarily due to organic growth in our operations in all of our regions totaling $8.1 million, but in particular our Americas and Europe regions, as well as the generally favorable impact of exchange rates as compared to the U.S. dollar during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, which accounted for approximately $2.5 million, and to the impact of acquisitions made in the first quarter of fiscal 2005 and the last three quarters of fiscal 2004 (primarily Kite in our Africa region) which we estimated to be $2.3 million.

Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $4.9 million, or 39%, to $17.7 million for the first quarter of fiscal 2005 compared to $12.8 million for the first quarter of fiscal 2004. This increase was primarily in our Americas region and resulted from increased business reported by Standard in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

Staff costs increased $21.5 million, or 31%, to $91.9 million for the first quarter of fiscal 2005 from $70.4 million for the same prior year period, primarily as a result of the addition of personnel in connection with increased levels of business, as well as our acquisitions, and the impact of exchange rates as compared to the generally weakening U.S. dollar during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, which accounted for approximately $5.6 million of the increase in staff costs. Total staff costs stayed constant at 54% when expressed as a percentage of net revenues between the first quarter of fiscal year 2005 and first quarter of fiscal year 2004. Staff costs are the largest component of operating expenses and we strive to manage these costs in relation to net revenue growth.

Depreciation and amortization expense increased by $0.4 million, or 12%, to $3.9 million for the first quarter of fiscal 2005 over the first quarter of fiscal 2004 primarily due to the impact of exchange rates as compared to the generally weakening U.S. dollar during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Depreciation and amortization expense declined slightly to 2% of net revenue in fiscal 2004 as compared to 3% in the prior year.

Other operating expenses increased by $9.0 million, or 19%, to $55.3 million in the first quarter of fiscal 2005 compared to $46.3 million for the first quarter of fiscal 2004. Of this increase, approximately $3.8 million was due to the impact of exchange rates as compared to the generally weakening U.S. dollar during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Included in other operating expenses for the first quarter of fiscal 2005 are facilities and communications costs of $18.9 million compared to $15.2 million of such costs for the first quarter of fiscal 2004. Facilities and communications costs increased primarily as a result of the addition of new locations in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 and secondarily to the impact of the exchange rate differences. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first quarter of fiscal 2005, selling, general and administrative costs were $36.4 million compared to $31.1 million for the first quarter of fiscal 2004. The increase in selling, general and administrative costs was primarily a result of increased costs related to our domestic courier and trucking services and secondarily to the impact of the exchange rate differences. When expressed as a percentage of net revenue, other operating expenses decreased to 33% for the first quarter of fiscal 2005 from 35% for the first quarter of fiscal 2004.

Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Interest income and interest expense decreased in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 by $0.5 million, or 36%, and $0.6 million, or 42%, respectively. The decrease in interest income was primarily due to the lower levels of cash balances in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 and secondarily to lower interest rates, while the decrease in interest expense was due primarily to lower borrowings in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

The effective income tax rate increased to 29% in the first quarter of fiscal 2005 compared to 24% in the first quarter of fiscal 2004. This effective income tax rate increase was primarily due to changes in the geographic composition of our taxable income. Our overall tax rate is impacted by the geographic composition of our worldwide taxable income. For fiscal 2005, we currently anticipate that our effective tax rate will be approximately 29%, although such rate may fluctuate due to the geographic mix of our taxable income.

Net income increased by $4.8 million, or 60%, to $12.8 million in the first quarter of fiscal 2005 as compared to $8.0 million in the prior year period for the reasons listed above.

Liquidity and Capital Resources

As of April 30, 2004, our cash and cash equivalents totaled $140.9 million, representing a decrease of $15.8 million from January 31, 2004, as a result of using a total of $15.0 million of cash in our operating, investing and financing activities and a negative impact of $0.8 million related to the effect of foreign exchange rate changes on our cash balances. Historically, we have used our internally generated net cash flow from operating activities along with the net proceeds from the issuance of ordinary shares to fund our working capital requirements, capital expenditures, acquisitions and debt service.

In the first quarter of fiscal 2005, we used $4.9 million in net cash for operating activities. This resulted from net income of $12.8 million plus depreciation and amortization of intangible assets totaling $4.1 million and other items totaling $0.8 million, offset by a net increase in working capital of approximately $22.6 million. The increases in trade receivables and other current assets and trade payables and other current liabilities during the first quarter of fiscal 2005 were primarily due to increased levels of business in all of our geographic regions in the first quarter of fiscal 2005 as compared to the three months ended January 31, 2004.

During the first quarter of fiscal 2005, cash used for capital expenditures was $3.6 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we do not expect our capital expenditures to be significantly higher in fiscal 2005 when compared to fiscal 2004. During the first quarter of fiscal 2005, we used $2.9 million of cash for acquisitions and contingent earn-out payments, of which approximately $1.5 million (net of cash acquired) was used to acquire ET Logistics, $0.4 million was used to increase our shareholding in our Indonesian subsidiary and $1.0 million was used for a final contingent earn-out payment for our acquisition of the Continental group of companies made in fiscal 2001. Future earn-out payment calculations, which may result in a significant use of cash (or in the case of our acquisition of Grupo SLi and Union, SLi, which we refer to as SLi, the issuance of shares as the acquisition agreement permits the sellers to elect, at their option, the earn-out payment in the form of ordinary shares instead of cash at a deemed price of $15.82 per ordinary share), include the second and final contingent earn-out payment for Standard, which is limited by the purchase agreement to be no more than $4.3 million and is scheduled for the fourth quarter of fiscal 2005, the three remaining contingent earn-out payment calculations related to our acquisition of SLi, each of which is scheduled for the second quarter of fiscal 2005, fiscal 2006 and fiscal 2007, respectively, and three contingent earn-out payments related to our recent acquisition of ET Logistics which will be calculated based on a multiple of the acquired operation’s future earnings for the years ending January 31, 2005, 2006 and 2007. There are no contractual limits on the amounts that may be payable under the contingent earn-out payment terms for SLi and ET Logistics as they are contingent on the earnings of each of the acquired businesses; however, we anticipate that the contingent earn-out payments would be self-funding in that the increased earnings from the operations would be used to fund the earn-out payments.

Our financing activities during the first quarter of fiscal 2005 used $3.2 million of cash, primarily due to reductions on our bank lines of credit totaling $2.8 million.

Subsequent to the end of the quarter, we used approximately $3.6 million of cash in May 2004 for the payment of dividends on our ordinary shares as declared by our board of directors on April 6, 2004 and we used approximately $40.0 million of cash in June 2004 for the acquisition of IHD, which includes a loan of approximately $17.0 million to the partnership, of which we own 74.9%.

Credit Facilities

We have various bank credit facilities established in countries where such facilities are required for our business. At April 30, 2004 these facilities provided for lines of credit from approximately $0.1 million to $43.9 million totaling $81.7 million, and provided for guarantees, which are a necessary part of our business, totaling $57.1 million, for a total borrowing capacity of $138.8 million. Due to the global nature of our business, we utilize a number of different financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Our borrowings under these facilities totaled $15.4 million at April 30, 2004 and we had approximately $66.3 million of available, unused borrowing capacity under our various bank lines of credit. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 0.5% to 16.8% at April 30, 2004. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that is extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are properly recorded as liabilities in the attached financial statements. Therefore no additional liabilities have been recorded for these guarantees in the unlikely event that the guarantor company were to be required to perform as those liabilities would be duplicative. While the majority of our borrowings are due and payable within one year, we believe we will be able to renew such facilities on commercially reasonable terms.

Our current largest credit facility is with Nedcor Bank Limited (Nedcor Bank), totaling 28.3 million British pounds sterling (equivalent to approximately $50.2 million as of April 30, 2004). Of this facility, approximately $43.9 million is primarily used for guarantees and standby letters of credit to secure banking facilities and $6.3 million is primarily used for guaranteeing performance undertakings of our subsidiary companies. The facility is available on an ongoing basis until further notice, subject to Nedcor Bank’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedcor Bank. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.

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

Other Factors which May Affect our Liquidity

As discussed in “Factors That May Affect Future Results and Other Cautionary Statements,” following, South Africa faces a number of social, political and economic issues which may affect our South African operations. In January 2004, the South African government enacted legislation requiring business enterprises to develop empowerment plans and to report on their compliance with those plans. Our operations in South Africa are currently not certified as being “black empowered” for purposes of the legislation and we are actively considering the steps which will be necessary for us to become certified as “black empowered.” To achieve such certification, it may be necessary for us to restructure a portion of our South African operations or to dispose of a portion of our South African assets. Unless our operations become certified as “black empowered,” our existing customers may curtail or discontinue doing business with us or we may be unable to acquire additional business from new customers to the extent those customers seek to do business with black empowered enterprises. In this event, our investments in South Africa and our South African revenue and operating profits may be adversely affected.

We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of our bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid. In addition, the amount of dividends that our subsidiary in Zimbabwe may pay is limited each year by the cumulative amount the board of directors of such subsidiary has declared as dividends out of each year’s earnings. At present, we are not aware of any restrictions that would have a material impact on the ability of our subsidiaries to declare and remit dividends to their respective holding companies.

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

There have been no significant changes in the company’s critical accounting policies during the first quarter of fiscal 2005.

Factors That May Affect Future Results and Other Cautionary Statements

In addition to the other information contained in this quarterly report on Form 10-Q, you should consider carefully the following factors and uncertainties in evaluating our business. Our business and operations are subject to a number of risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect our business, financial condition and future results of operations and should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the Securities and Exchange Commission. We caution readers that any forward-looking statements made by us are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Private Securities Litigation Reform Act and that a number of factors, including but not limited to those discussed below, could cause our actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements.

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

Our reporting currency is the United States dollar. In the first quarter of fiscal 2005, we derived a substantial portion of our gross revenue in currencies other than the United States dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the United States dollar could adversely affect our reported United States dollar earnings. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into United States dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results. We will experience the effects of changes in foreign currency exchange rates on our consolidated net income in the future.

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

We experienced significant growth in revenue and operating income over the past several years. There can be no assurance that our growth rate will continue or that we will be able to effectively adapt our management, administrative and operational systems to respond to any future growth. We can provide no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in economic or political conditions. Slower or less profitable growth or losses could adversely affect our results of operations which may result in a decrease in our stock price.

We may not succeed with our NextLeap strategic operating plan, and as a result our revenue and profitability may not increase.

We recently completed the ninth quarter of NextLeap, our five-year strategic operating plan designed to help us transition from being a global freight forwarding operator to a global integrated logistics provider offering our customers a comprehensive range of services across the entire supply chain. Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our business is subject to numerous factors beyond our control and we may not be able to successfully implement NextLeap and no assurances can be given that our efforts will result in increased revenues or improved margins or profitability. If we are not able to increase our revenue or improve our operating margins in the future, our results of operations could be adversely affected.

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

The freight forwarding, contract logistics and supply chain management industry is intensely competitive and we expect it to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry. We also encounter competition from regional and local third-party logistics providers, freight forwarders and integrated transportation companies. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players, including wholesalers in the pharmaceuticals industry, and larger competitors. In addition, customers increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also face competition from air and ocean carriers, computer information and consulting firms and contract manufacturers, all of which traditionally operated outside of the supply chain management industry, but are now beginning to expand the scope of their operations to include supply chain related services. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which could damage the long-term or short-term prospects of our business.

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

Our future performance depends, in significant part, upon the continued service of our key management personnel, including Roger MacFarlane (Chief Executive Officer), Matthys Wessels (Chairman of the Board and Chief Executive Officer - African Region), Alan Draper (Executive Vice President and President — Asia Pacific Region) and Lawrence Samuels (Senior Vice President — Finance, Chief Financial Officer and Secretary). There can be no assurance that we can retain such key managerial employees. The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. In addition, Peter Thorrington, our President and Chief Operating Officer, announced his intention in December 2003 to retire during fiscal 2005. No assurances can be given that we will be able to find a replacement with the operating experience and skills of Mr. Thorrington. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure you that we will be successful in our efforts.

Because we are a holding company, we are financially dependent on receiving distributions from our subsidiaries and we could be harmed if such distributions could not be made in the future.

We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of our bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid. In addition, the amount of dividends that our subsidiary in Zimbabwe may pay is limited each year by the cumulative amount the board of directors of such subsidiary has declared as dividends out of each year’s earnings.

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

We may require additional financing to fund our operations and our current plans for expansion. Because our credit facilities often are limited to the country in which the facility is originated, we may require additional financing to fund our operations in countries in which we do not have existing credit facilities. In addition, when our existing credit facilities expire, we may need to obtain replacement financing. Our largest credit facility is with Nedcor Bank which may be terminated by the bank at any time. Additional or replacement financing may involve incurring debt or selling equity securities. There can be no assurance that additional or replacement financing will be available to us on commercially reasonable terms or at all. If we incur debt, the risks associated with our business could increase. If we raise capital through the sale of equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to obtain additional or replacement financing, our ability to fund our operations and meet our current plans for expansion will be materially adversely affected.

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

In general, we limit by contract our liability to our customers for loss or damage to their goods to $20 per kilogram (approximately $9.07 per pound) for airfreight shipments and $500 per carton or customary unit, including an ocean container, for ocean freight shipments, with the actual insured amount determined based on the value of the freight. However, because a freight forwarder’s relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our customers. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than we, assumes liability for the safe delivery of the customer’s cargo to its ultimate destination. When we provide contract logistics services, we may be responsible for losses related to inventory “shrinkage,” for which we limit our liability by purchasing insurance. We have, from time to time, made payments to our customers for claims related to our services. Should we experience an increase in the number of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future. In addition, significant increases in insurance costs could reduce our profitability.

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

As part of our contract logistics services, we operate owned and leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various federal and state environmental, work safety and hazardous materials regulations, including those in South Africa related to the pharmaceutical industry.

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

As of April 30, 2004, there had been no material changes in our exposure to market risks since January 31, 2004 as described in our annual report on Form 10-K on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies and interest rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 4. Controls and Procedures

As of April 30, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report at ensuring that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act. No change in the company’s internal control over financial reporting has occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. There were no material developments during the first quarter of fiscal 2005 in any of the legal proceedings previously disclosed under Item 3, “Legal Proceedings,” of the company’s annual report on Form 10-K for the fiscal year ended January 31, 2004 on file with the Securities and Exchange Commission except as set forth in the next paragraph. In accordance with SFAS No. 5, Accounting for Contingencies, we have not accrued for a loss contingency relating to the disclosed legal proceedings because we believe that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

The previously disclosed legal proceeding with De La Rue International was settled on or about April 15, 2004 with no admittance of fault by either party and with the settlement payment required to be made by UTi’s insurer with no additional payment required to be made by UTi. De La Rue International, a former customer, had filed a complaint against us in the Superior Court of Gwinnett County, Georgia on April 21, 2003 alleging that we were negligent, that we breached our contractual obligations and that we fraudulently concealed the fact that three shipments in August and September 1999 were not properly and timely reported to U.S. Customs for clearance. The plaintiff was asking for damages in excess of $2.0 million.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the shareholders (members) of the company was held on February 27, 2004, to consider and vote upon a proposal to approve the UTi Worldwide Inc. 2004 Long-Term Incentive Plan. The proposal was approved as follows:

Votes For	Votes Against	Abstentions
18,186,044	8,662,902	584,170

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

(b) Reports on Form 8-K

Item	Filing Date	Description
7, 9, 12	March 9, 2004	Supplemental information provided during the company’s Investor Day, including a news release dated March 9, 2004 and supplemental financial information for the first three quarters of fiscal 2004.

5, 7, 12	April 6, 2004	Two news releases, both dated April 6, 2004, regarding the company’s dividend declaration and its financial results for the three and twelve months ended January 31, 2004.

7,12	April 8, 2004	Transcript of investor conference call held April 6, 2004 regarding the company’s financial results for the three and twelve months ended January 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: June 9, 2004	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.