Form 10-Q
period 2004-07-31
UTI WORLDWIDE INC
filed 2004-09-09
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

000-31869
(Commission File Number)

UTi Worldwide Inc.

(Exact name of Registrant as Specified in its Charter)

British Virgin Islands (State or Other Jurisdiction of Incorporation or Organization)	N/A (IRS Employer Identification Number)

9 Columbus Centre, Pelican Drive Road Town, Tortola British Virgin Islands	c/o UTi, Services, Inc. 19500 Rancho Way, Suite 116 Rancho Dominguez, CA 90220 USA
(Addresses of Principal Executive Offices)

310.604.3311
(Registrant’s Telephone Number, Including Area Code)

19443 Laurel Park Road, Suite 111, Rancho Dominguez, CA 90220 USA
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

At August 31, 2004, the number of shares outstanding of the issuer’s ordinary shares was 30,801,464.

UTi Worldwide Inc.

Report on Form 10-Q
For the Quarter Ended July 31, 2004

- i -

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Income Statements
For the three and six months ended July 31, 2004 and 2003
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
	(Unaudited)
Gross revenue	$540,359	$362,025	$1,029,987	$688,813
Freight consolidation costs	353,856	217,166	673,495	412,535

Net revenue	186,503	144,859	356,492	276,278
Staff costs	95,332	80,134	187,264	150,554
Depreciation and amortization	4,625	3,751	8,525	7,219
Amortization of intangible assets	249	158	430	306
Other operating expenses	62,767	45,778	118,058	92,068

Operating income	23,530	15,038	42,215	26,131
Interest income	1,055	1,728	2,015	3,225
Interest expense	(929)	(1,355)	(1,716)	(2,716)
(Losses)/gains on foreign exchange	(123)	453	(23)	324

Pretax income	23,533	15,864	42,491	26,964
Provision for income taxes	(6,877)	(4,070)	(12,422)	(6,754)

Income before minority interests	16,656	11,794	30,069	20,210
Minority interests	(442)	(378)	(1,062)	(820)

Net income	$16,214	$11,416	$29,007	$19,390

Basic earnings per share	$0.53	$0.38	$0.95	$0.64
Diluted earnings per share	$0.51	$0.36	$0.91	$0.62
Number of weighted average shares used for per share calculations:
Basic shares	30,666,608	30,232,198	30,651,537	30,194,917
Diluted shares	32,097,535	31,432,216	32,040,727	31,306,056

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
As of July 31, 2004 and January 31, 2004
(in thousands, except share amounts)

	July 31,	January 31,
	2004	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$150,444	$156,687
Trade receivables (net of allowance for doubtful receivables of $14,814 and $14,300 as of July 31, 2004 and January 31, 2004, respectively)	388,017	280,044
Deferred income tax assets	6,288	6,534
Other current assets	35,060	33,420

Total current assets	579,809	476,685
Property, plant and equipment, net	62,002	54,421
Goodwill	179,188	148,372
Other intangible assets, net	21,039	10,195
Investments	1,050	1,117
Deferred income tax assets	2,441	2,384
Other non-current assets	9,357	10,167

Total assets	$854,886	$703,341

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$25,495	$18,180
Short-term borrowings	1,745	1,312
Current portion of capital lease obligations	2,428	2,408
Trade payables and other accrued liabilities	370,275	269,072
Income taxes payable	16,849	10,864
Deferred income tax liabilities	73	256

Total current liabilities	416,865	302,092
Long-term borrowings	1,541	93
Capital lease obligations	9,041	7,326
Deferred income tax liabilities	8,052	3,860
Retirement fund obligations	1,268	1,251
Minority interests	2,007	2,873
Commitments and contingencies
Shareholders’ equity:
Common stock – ordinary shares of no par value: 30,801,464 and 30,929,814 shares issued and outstanding as of July 31, 2004 and January 31, 2004, respectively	320,610	318,409
Retained earnings	131,299	105,855
Accumulated other comprehensive loss	(35,797)	(38,418)

Total shareholders’ equity	416,112	385,846

Total liabilities and shareholders’ equity	$854,886	$703,341

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
For the six months ended July 31, 2004 and 2003
(in thousands)

	Six months ended
	July 31,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$29,007	$19,390
Adjustments to reconcile net income to net cash provided by operations:
Stock compensation costs	92	87
Depreciation and amortization	8,525	7,219
Amortization of intangible assets	430	306
Deferred income taxes	(832)	1,490
Tax benefit relating to exercise of stock options	203	—
Gain on disposal of property, plant and equipment	(206)	(47)
Other	1,062	820
Changes in operating assets and liabilities:
Increase in trade receivables and other current assets	(93,477)	(20,776)
Increase in trade payables and other current liabilities	79,473	5,341

Net cash provided by operating activities	24,277	13,830
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,537)	(9,018)
Proceeds from disposal of property, plant and equipment	1,586	312
Increase in other non-current assets	(314)	(1,077)
Acquisitions and contingent earn-out payments	(30,206)	(8,044)
Other	(901)	(170)

Net cash used in investing activities	(39,372)	(17,997)
FINANCING ACTIVITIES:
Increase/(decrease) in bank lines of credit	7,315	(1,653)
Decrease in short-term borrowings	(1,057)	(6,346)
Long-term borrowings — advanced	1,521	—
Long-term borrowings — repaid	(77)	(116)
Repayments of capital lease obligations	(1,798)	(1,739)
Decrease in minority interests	(404)	(327)
Net proceeds from the issuance of ordinary shares	1,906	1,567
Dividends paid	(3,563)	(2,890)

Net cash provided by/(used in) financing activities	3,843	(11,504)

Net decrease in cash and cash equivalents	(11,252)	(15,671)
Cash and cash equivalents at beginning of period	156,687	168,125
Effect of foreign exchange rate changes on cash	5,009	(2,880)

Cash and cash equivalents at end of period	$150,444	$149,574

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
For the three and six months ended July 31, 2004 and 2003 (Unaudited)

NOTE 1. Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005 or any other future periods.

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

Acquisitions

Effective June 1, 2004, the Company acquired 100% of the issued and outstanding shares of International Healthcare Distributors (Pty.) Limited (IHD), through a partnership it formed, of which the Company currently owns 100%. The Company expects to sell 25.1% of the partnership to one or more South African black economic empowerment organizations before January 31, 2005 at fair market value which the Company expects will approximate net book value. The purchase price for IHD was $38,354 in cash. The final purchase price allocation has not yet been determined. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$20,985
Property, plant and equipment	2,235
Intangible assets	13,285
Goodwill	26,859
Other long-term assets	288

Total assets acquired	63,652
Liabilities assumed	(21,313)
Deferred taxes	(3,985)

Net assets acquired	$38,354

Effective February 1, 2004, the Company acquired 100% of the issued and outstanding shares of ET Logistics, S.L. (ET Logistics) and ILEX Consulting, S.L. (ILEX). In addition to the initial cash purchase price for ET Logistics, there are three contingent earn-out payments which will be calculated based on a multiple of the acquired operation’s future earnings for the years ending January 31, 2005, 2006 and 2007. The Company also acquired the remaining 50% of the issued and outstanding shares of Chilltrac (Pty.) Limited and an additional 14% of the issued and outstanding shares of PT Union Trans Internusa (Indonesia) as of February 1, 2004. Effective June 1, 2004 and July 28, 2004, the Company acquired the remaining 27% and 40% of the issued and outstanding shares of UTi (Taiwan) Limited and UTi Tasimacilik Limited, the Company’s Turkish subsidiary, respectively.

Effective May 1, 2003 and July 1, 2003, the Company acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt.) Ltd. and 50% of the issued and outstanding shares of Kite Logistics (Pty.) Limited (Kite), respectively.

The following table shows the supplemental pro forma information as though the Company’s acquisitions had occurred February 1, 2003.

	Three months ended July 31,			Six months ended July 31,
			Diluted			Diluted
	Gross	Net	earnings	Gross	Net	earnings
	revenue	income	per share *	revenue	income	per share *
2004:
As reported	$540,359	$16,214	$0.51	$1,029,987	$29,007	$0.91
Acquisitions	3,503	654	0.02	14,012	1,843	0.06

Total	$543,862	$16,868	0.53	$1,043,999	$30,850	0.96

2003:
As reported	$362,025	$11,416	$0.36	$688,813	$19,390	$0.62
Acquisitions	13,315	1,046	0.03	34,582	1,967	0.06

Total	$375,340	$12,462	0.40	$723,395	$21,357	0.68

*	Diluted pro forma earnings per share were calculated using 32,097,535 and 32,040,727 diluted ordinary shares for the three and six months ended July 31, 2004, respectively, and 31,432,216 and 31,306,056 diluted ordinary shares for the three and six months ended July 31, 2003, respectively. The diluted earnings per share amounts as reported plus acquisitions may not add to the total pro forma amounts due to the effects of rounding.

Pro Forma Information – Stock Options

As of July 31, 2004, the Company had five stock-based employee and one non-employee director compensation plans which are accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations (APB No. 25). Compensation cost is recorded in net income only for stock options that have an exercise price below the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, the following table shows the estimated effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock options.

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Net income as reported	$16,214	$11,416	$29,007	$19,390
Add: Total stock-based employee compensation expense included in reported net income, net of income taxes	32	42	65	87
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(862)	(1,032)	(1,999)	(2,083)

Pro forma net income	$15,384	$10,426	$27,073	$17,394

Earnings per share, as reported:
Basic earnings per share	$0.53	$0.38	$0.95	$0.64
Diluted earnings per share	$0.51	$0.36	$0.91	$0.62
Earnings per share, pro forma:
Basic earnings per share	$0.50	$0.34	$0.88	$0.58
Diluted earnings per share	$0.48	$0.33	$0.84	$0.56

NOTE 2. Recent Accounting Pronouncements

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132). SFAS No. 132 retains the existing disclosure requirements for pensions and other postretirement benefits and requires additional disclosures for pension and other postretirement benefit plan assets, obligations and net costs in financial statements. In addition, SFAS No. 132 requires disclosures of certain plan information on a quarterly basis in interim financial statements. This statement is effective for fiscal years ending after December 15, 2003. As required by the statement, the Company included the interim-period disclosures in its financial reports for its year beginning February 1, 2004.

NOTE 3. Earnings per Share

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$16,214	$11,416	$29,007	$19,390
Weighted average number of ordinary shares	30,666,608	30,232,198	30,651,537	30,194,917

Basic earnings per share	$0.53	$0.38	$0.95	$0.64

Diluted earnings per share:
Net income	$16,214	$11,416	$29,007	$19,390
Weighted average number of ordinary shares	30,666,608	30,232,198	30,651,537	30,194,917
Incremental shares required for diluted earnings per share related to employee stock options	1,430,927	1,200,018	1,389,190	1,111,139

Diluted weighted average number of shares	32,097,535	31,432,216	32,040,727	31,306,056

Diluted earnings per share	$0.51	$0.36	$0.91	$0.62

Cash dividends declared per share	$—	$—	$0.115	$0.095

This calculation excludes the 98,338 and 383,910 ordinary shares held in the incentive trusts for the Union-Transport Share Incentive Plan and for the Executive Share Plan as of July 31, 2004 and 2003, respectively. In May 2004, 246,329 ordinary shares held in the incentive trusts were returned to the Company and cancelled in connection with the Long-Term Incentive Plan as approved by the Company’s shareholders in February 2004.

NOTE 4. Other Comprehensive Income

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Net income	$16,214	$11,416	$29,007	$19,390
Other comprehensive income/(loss), net of tax:
Foreign exchange translation adjustments	6,592	(567)	2,621	4,065

Comprehensive income	$22,806	$10,849	$31,628	$23,455

     NOTE 5. Segment Information

     The Company operates, and is managed, in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa, which offer similar products and services. For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula.

     Certain unaudited information regarding the Company’s operations by segment is summarized as follows:

	Three months ended July 31, 2004
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$150,391	$134,100	$154,558	$101,310	$—	$540,359

Net revenue	$44,816	$67,972	$25,825	$47,890	$—	$186,503
Staff costs	22,739	39,227	10,558	20,940	1,868	95,332
Depreciation and amortization	1,258	871	585	1,398	513	4,625
Amortization of intangible assets	—	135	—	114	—	249
Other operating expenses	13,299	22,356	6,407	18,510	2,195	62,767

Operating income/(loss)	$7,520	$5,383	$8,275	$6,928	$(4,576)	23,530

Interest income						1,055
Interest expense						(929)
Losses on foreign exchange						(123)

Pretax income						23,533
Provision for income taxes						(6,877)

Income before minority interests						$16,656

Capital expenditures	$1,858	$1,410	$1,111	$2,972	$—	$7,351

Segment assets at quarter-end	$193,695	$195,730	$171,437	$262,132	$31,892	$854,886

	Three months ended July 31, 2003
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$104,435	$114,281	$96,169	$47,140	$—	$362,025

Net revenue	$31,513	$65,147	$21,147	$27,052	$—	$144,859
Staff costs	18,132	38,518	8,897	13,198	1,389	80,134
Depreciation and amortization	1,074	1,022	550	742	363	3,751
Amortization of intangible assets	—	149	—	9	—	158
Other operating expenses	9,174	21,432	5,412	8,357	1,403	45,778

Operating income/(loss)	$3,133	$4,026	$6,288	$4,746	$(3,155)	15,038

Interest income						1,728
Interest expense						(1,355)
Gains on foreign exchange						453

Pretax income						15,864
Provision for income taxes						(4,070)

Income before minority interests						$11,794

Capital expenditures	$1,022	$1,189	$824	$901	$699	$4,635

Segment assets at quarter-end	$148,609	$172,031	$128,177	$147,306	$60,487	$656,610

	Six months ended July 31, 2004
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$285,085	$261,771	$299,286	$183,845	$—	$1,029,987

Net revenue	$84,513	$136,675	$49,342	$85,962	$—	$356,492
Staff costs	44,583	80,619	20,704	37,798	3,560	187,264
Depreciation and amortization	2,428	1,677	1,175	2,371	874	8,525
Amortization of intangible assets	—	283	—	147	—	430
Other operating expenses	24,010	43,852	12,633	33,550	4,013	118,058

Operating income/(loss)	$13,492	$10,244	$14,830	$12,096	$(8,447)	42,215

Interest income						2,015
Interest expense						(1,716)
Losses on foreign exchange						(23)

Pretax income						42,491
Provision for income taxes						(12,422)

Income before minority interests						$30,069

Capital expenditures	$3,760	$2,342	$1,690	$4,504	$9	$12,305

Segment assets at period-end	$193,695	$195,730	$171,437	$262,132	$31,892	$854,886

	Six months ended July 31, 2003
	Europe	Americas	Asia Pacific	Africa	Corporate	Total
Gross revenue from external customers	$203,368	$217,395	$180,002	$88,048	$—	$688,813

Net revenue	$58,997	$122,446	$40,258	$54,577	$—	$276,278
Staff costs	34,383	71,688	17,060	24,788	2,635	150,554
Depreciation and amortization	2,115	2,002	1,062	1,404	636	7,219
Amortization of intangible assets	—	297	—	9	—	306
Other operating expenses	17,691	41,026	10,319	20,561	2,471	92,068

Operating income/(loss)	$4,808	$7,433	$11,817	$7,815	$(5,742)	26,131

Interest income						3,225
Interest expense						(2,716)
Gains on foreign exchange						324

Pretax income						26,964
Provision for income taxes						(6,754)

Income before minority interests						$20,210

Capital expenditures	$1,977	$3,429	$1,384	$2,337	$699	$9,826

Segment assets at period-end	$148,609	$172,031	$128,177	$147,306	$60,487	$656,610

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Gross revenues:
Airfreight forwarding	$243,443	$167,971	$471,434	$327,052
Ocean freight forwarding	159,702	88,589	296,775	162,911
Customs brokerage	18,273	17,207	36,854	32,241
Contract logistics	76,832	56,601	146,160	107,908
Other	42,109	31,657	78,764	58,701

	$540,359	$362,025	$1,029,987	$688,813

Net revenues:
Airfreight forwarding	$61,090	$48,216	$117,853	$93,146
Ocean freight forwarding	24,977	18,931	46,208	34,989
Customs brokerage	17,824	16,183	35,737	30,448
Contract logistics	60,664	47,139	117,005	90,517
Other	21,948	14,390	39,689	27,178

	$186,503	$144,859	$356,492	$276,278

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the six months ended July 31, 2004 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of February 1, 2004	$32,226	$34,831	$59,149	$22,166	$148,372
Acquisitions and contingent earn-out Payments	847	212	1,393	29,230	31,682
Foreign currency translation and other adjustments	(240)	(67)	(440)	(119)	(866)

Balance as of July 31, 2004	$32,833	$34,976	$60,102	$51,277	$179,188

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the required annual impairment test during the current quarter. No impairment was recognized based on the results of the annual goodwill impairment test.

The amortizable intangible assets as of July 31, 2004 relate primarily to the estimated fair value of the customer contracts and customer relationships acquired primarily with Standard Corporation and IHD. The final purchase price allocation for IHD has not yet been determined. The carrying values of amortizable intangible assets as of July 31, 2004 and January 31, 2004, are as follows:

	July 31,	January 31,
	2004	2004
Carrying balance, gross	$16,194	$11,056
Accumulated amortization	(1,192)	(861)

Carrying balance, net	$15,002	$10,195

Amortization expense totaled $249 and $430 for the three and six months ended July 31, 2004, respectively, and $158 and $306 for the three and six months ended July 31, 2003, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31.

2005	$1,040
2006	1,267
2007	1,242
2008	1,192
2009	1,192

In addition to the amortizable intangible assets, the Company also has $6,037 of unamortizable intangible assets as of July 31, 2004 related to trademarks acquired with IHD.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Six months ended
	July 31,
	2004	2003
Net cash (received)/paid for:
Interest	$(392)	$(500)
Income taxes	3,662	3,899
Non-cash activities:
Capital lease obligations incurred to acquire assets	2,768	808

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

The Company is involved in litigation in Italy and England related to cases filed in 2000 with Enrico Furgada, the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. Proceedings to recover amounts owing by the former ultimate owner and other entities owned by him, to third parties have been instituted against the Company. It is alleged that Per Transport SpA guaranteed certain obligations of these other entities owned by the former ultimate owner. The Company believes that these alleged guarantees are the responsibility of the former ultimate owner. These alleged guarantees were made prior to its acquisition, were not disclosed to the Company during its acquisition negotiations nor were they disclosed in the audited statutory financial statements of Per Transport SpA. Civil and criminal proceedings have also been instituted against the former ultimate owner in relation to these alleged guarantees. The total of all such actual and potential claims is approximately $15.7 million, based on exchange rates as of July 31, 2004. The Company believes that it has adequate defenses in relation to these claims in relation to these proceedings.

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

The Company is one of approximately 83 defendants named in two class action lawsuits which were originally filed on September 19, 1995 and subsequently consolidated in the District Court of Brazaria County, Texas (23rd Judicial District) where it is alleged that various defendants sold chemicals that were utilized in the 1992 Gulf War by the Iraqi army which caused personal injuries to U.S. armed services personnel and their families, including birth defects. The lawsuits were brought on behalf of the military personnel who served in the 1992 Gulf War and their families and the plaintiffs are seeking in excess of $1 billion in damages. To date, the plaintiffs have not obtained class certification. The Company believes it is a defendant in the suit because an entity that sold the Company assets in 1993 is a defendant. The Company believes it will prevail in this matter because the alleged actions giving rise to the claims occurred prior to the Company’s purchase of the assets. The Company further believes that it will ultimately prevail in this matter since it never manufactured chemicals and the plaintiffs have been unable to thus far produce evidence that the Company acted as a freight forwarder for cargo that included chemicals used by the Iraqi army.

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

The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Service cost component	$304	$263	$608	$525
Plan participants’ contributions	95	82	190	164
Interest cost component	542	424	1,084	848
Expected return on assets	(706)	(559)	(1,412)	(1,118)
Amortization of unrecognized net loss	81	88	162	176

Net periodic pension expense	$316	$298	$632	$595

For the six months ended July 31, 2004, $455 of contributions have been made by the Company to its pension plans. The Company presently anticipates contributing an additional $455 to fund its pension plans during the six-month period ending January 31, 2005, for a fiscal year total of $910.

NOTE 10. Subsequent Events

In August 2004, the Company reached an agreement in principal which will qualify its South African operations as black empowered under recently enacted legislation in South Africa. The transaction involves a reorganization of the Company’s South African operations (excluding IHD) and the transfer of such operations to a newly formed entity in exchange for an interest bearing promissory note. In connection with the transaction, approximately 25% of the equity interests of the newly formed entity will be sold at net book value to a black empowerment trust with the Company retaining the remaining approximately 75% equity interest in the entity. The transaction is structured to permit the empowerment trust to share in approximately 25% of the future income after taxes of the Company’s current South African operations (excluding IHD) above current net income levels. Final documentation for the transaction is in the process of being completed.

Effective August 5, 2004, certain of the Company’s subsidiaries in the United States entered into a senior revolving syndicated credit facility agreement with LaSalle Bank National Association as agent, and various other lenders, which provides for up to $50,000 of borrowings based on a formula of eligible accounts receivable primarily for use in the Company’s operations in the United States. The credit facility is secured by substantially all of the assets of the U.S. subsidiaries as well as a pledge of the stock of the U.S. subsidiaries. This credit facility matures in August 2007 and contains financial and other covenants and restrictions applicable to the Company’s U.S. operations and a change of control provision applicable to changes at the U.S. holding company level. This agreement limits the right of the U.S. operating company to distribute funds to holding companies.

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

Our business operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa and in each of these geographic segments our principal sources of income include airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics, distribution and other supply chain management services.

Our recent growth in gross revenue and net revenue for the three- and six-month periods ended July 31, 2004 (which we refer to as the second quarter of fiscal 2005 and the first half of fiscal 2005, respectively) and July 31, 2003 (which we refer to as the second quarter of fiscal 2004 and the first half of fiscal 2004, respectively), compared to the respective prior year periods, resulted primarily from the growth of our existing operations along with favorable exchange rates as compared to the U.S. dollar and, to a lesser degree, growth which we attribute to our acquisitions.

A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we staff our operations based on uncertain future demand.

In February 2002, we initiated a five-year strategic operating plan which we named NextLeap. NextLeap is our plan to move UTi Worldwide from being a global freight forwarding operator to a company that can offer our customers a comprehensive and integrated range of services across the entire supply chain. NextLeap is a process of expanding and integrating our relationship with our customers and increasing the range of services we offer and provide for our customers, and thus cannot be measured in terms of “percentage implemented.” Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. As of July 31, 2004, we have completed ten of the twenty quarters covered by NextLeap. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our business is subject to numerous factors beyond our control and we may not be able to successfully implement NextLeap and no assurances can be given that our efforts will result in increased revenues or improved margins or profitability. If we are not able to increase our revenues and improve our operating margins in the future under NextLeap, our results of operations could be adversely affected.

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

Acquisitions

Acquisitions affect the comparison of our results between quarters for years prior to when acquisitions are made and to the comparable quarter in subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of the first quarter of our fiscal year will only affect a comparison with the prior year’s results and will not affect a comparison to the following year’s results). The results of acquired businesses are included in our consolidated financial statements from the dates of their respective acquisitions. operating results of an acquired company during the first twelve months following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be “organic growth.”

Effective June 1, 2004, we acquired 100% of the issued and outstanding shares of International Healthcare Distributors (Pty.) Limited (IHD), through a partnership we formed, of which the Company currently owns 100%. We expect to sell 25.1% of the partnership to a South African black economic empowerment organization before January 31, 2005 at net book value. The purchase price for IHD was $38,354 in cash. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers.

Effective June 1, 2004 and July 28, 2004, we acquired the remaining 27% and 40% of the issued and outstanding shares of UTi (Taiwan) Limited and UTi Tasimacilik Limited, our Turkey subsidiary, respectively. We also acquired the remaining 50% of the issued and outstanding shares of Chilltrac (Pty.) Limited and an additional 14% of the issued and outstanding shares of PT Union Trans Internusa (Indonesia) as of February 1, 2004.

Effective February 1, 2004, we acquired 100% of the issued and outstanding shares of ET Logistics, S.L. (ET Logistics) and ILEX Consulting, S.L. (ILEX). In addition to the initial cash purchase price for ET Logistics, there are three contingent earn-out payments which will be calculated based on a multiple of the acquired operation’s future earnings for the years ending January 31, 2005, 2006 and 2007.

Effective May 1, 2003 and July 1, 2003, we acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt.) Ltd. and 50% of the issued and outstanding shares of Kite Logistics (Pty.) Limited (Kite), respectively.

Reorganization of South African Operations

The government of South Africa and the South African business community have recently undertaken a number of significant steps designed to involve historically disadvantaged South Africans in the ownership and management of South African businesses and to achieve broad-based black empowerment in the South African economy. In January 2004, the South African government enacted legislation requiring business enterprises to develop empowerment plans and to report on their compliance with those plans. In August 2004, we reached an agreement in principal which will qualify our South African operations as black empowered. The transaction, which does not impact our IHD operations, involves a reorganization of our South African operations (excluding IHD) and the transfer of such operations to a newly formed entity in exchange for an interest bearing promissory note. In connection with the transaction, approximately 25% of the equity interests of the newly formed entity will be sold at net book value to a black empowerment trust with our retaining the remaining approximately 75% equity interest in the entity. The transaction is structured to permit the empowerment trust to share in approximately 25% of the future income after taxes of our current South African operations (excluding IHD) above current net income levels and, as such, we would expect our future minority interests and net income to be affected by this transaction. While the transaction structure was designed to minimize potential dilution to our consolidated earnings in the 2005 fiscal year, it is possible that this transaction may result in unexpected dilution to our consolidated earnings in the current fiscal year and dilution to our consolidated earnings in future fiscal years. Final documentation for the transaction is in the process of being completed.

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

In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q, including, without limitation, those contained under the heading, “Factors That May Affect Future Results and Other Cautionary Statements,” contained in this Form 10-Q and in our other filings with the Securities and Exchange Commission. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Discussion of Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the second quarter and first half of fiscal 2005 compared to the second quarter and first half of fiscal 2004. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31 2004, which are included in our annual report on Form 10-K for the year ended January 31, 2004, on file with the Securities and Exchange Commission. Our condensed consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

Geographic Segment Operating Results

We manage our business through four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa, which offer similar products and services. Each geographic segment is managed regionally by executives who are directly accountable to and maintain regular contact with our Chief Executive Officer to discuss operating activities, financial results, forecasts and plans for each geographic region.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the three and six months ended July 31, 2004 and 2003, along with the dollar amount of the changes and the percentage changes between quarters, are set forth in the following tables (in thousands):

	Three months ended July 31,
	2004			2003
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	Revenue	income
Europe	$150,391	$44,816	$7,520	$104,435	$31,513	$3,133
Americas	134,100	67,972	5,383	114,281	65,147	4,026
Asia Pacific	154,558	25,825	8,275	96,169	21,147	6,288
Africa	101,310	47,890	6,928	47,140	27,052	4,746
Corporate	—	—	(4,576)	—	—	(3,155)

Total	$540,359	$186,503	$23,530	$362,025	$144,859	$15,038

	Change to three months ended July 31, 2004
	from three months ended July 31, 2003
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	Revenue	income
Europe	$45,956	$13,303	$4,387	44%	42%	140%
Americas	19,819	2,825	1,357	17	4	34
Asia Pacific	58,389	4,678	1,987	61	22	32
Africa	54,170	20,838	2,182	115	77	46
Corporate	—	—	(1,421)	—	—	(45)%

Total	$178,334	$41,644	$8,492	49%	29%	56%

	Six months ended July 31,
	2004			2003
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	Income
Europe	$285,085	$84,513	$13,492	$203,368	$58,997	$4,808
Americas	261,771	136,675	10,244	217,395	122,446	7,433
Asia Pacific	299,286	49,342	14,830	180,002	40,258	11,817
Africa	183,845	85,962	12,096	88,048	54,577	7,815
Corporate	—	—	(8,447)	—	—	(5,742)

Total	$1,029,987	$356,492	$42,215	$688,813	$276,278	$26,131

	Change to six months ended July 31, 2004
	from six months ended July 31, 2003
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	Income
Europe	$81,717	$25,516	$8,684	40%	43%	181%
Americas	44,376	14,229	2,811	20	12	38
Asia Pacific	119,284	9,084	3,013	66	23	25
Africa	95,797	31,385	4,281	109	58	55
Corporate	—	—	(2,705)	—	—	(47)%

Total	$341,174	$80,214	$16,084	50%	29%	62%

Our Europe region showed improvements in gross and net revenues for both the second quarter and first half of fiscal 2005 versus the comparable prior year periods due to organic growth in both air and ocean freight forwarding, which resulted primarily from higher shipment volumes in the second quarter and first half of fiscal 2005 compared to the second quarter and first half of fiscal 2004, increased revenues from our contract logistics services, which improved over 30% over the contract logistics revenues reported in the comparable prior year periods, and the impact of favorable exchange rates as compared to the U.S. dollar in the second quarter and first half of fiscal 2005 when compared to the second quarter and first half of fiscal 2004. The improvement in operating income was greatest in the Europe region out of all of our regions in both the second quarter and first half of fiscal 2005 as compared to the comparable prior year periods due to controls on spending which were put in place starting in the second quarter of fiscal 2004 to hold the increase in costs to a lower percentage than our increase in net revenues. In addition, the results for the second quarter and first half of fiscal 2004 were depressed by the results in our Sweden and Ireland operations, which improved starting in the latter part of fiscal 2004.

The increases in gross and net revenues in the Americas region for the second quarter and first half of fiscal 2005 as compared to the second quarter and first half of fiscal 2004 were also due primarily to higher airfreight and ocean freight forwarding shipment volumes, which increase for the quarter was partially offset by a decline in gross and net revenues from our contract logistics and other services for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004, while for the first half of fiscal 2005, contract logistics gross and net revenues were higher than in the comparable prior year period. The quarterly decline in contract logistics gross and net revenues was due primarily to the shedding of some lower-margin business in the current year combined with higher pass-through revenue in the comparable prior year period. Similar to our Europe region, the improvement in Americas’ operating income also resulted from our concerted efforts to hold the increases in costs to a lower percentage than our increase in net revenues for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.

Our Asia Pacific region posted the highest gross revenues of all our regions for the second quarter and first half of fiscal 2005, which were driven primarily by higher airfreight and ocean freight volumes over the prior year comparable periods. The acquisition of IndAir, which was effective May 1, 2003, also added three months of acquisition impact to our gross and net revenues in the first half of fiscal 2005 when compared to the first half of fiscal 2004. Asia Pacific continues to be our region with the highest operating profit margins, calculated by dividing operating income for the region by net revenues for the region, increasing to 32.0% and 30.0% for the second quarter and first half of fiscal 2005, respectively, from 29.7% and 29.4% for the second quarter and first half of fiscal 2004, respectively. These increases in operating profit margin were due to increased productivity in the region as we effectively managed our staff costs so that they declined as a percentage of net revenues and to holding our other operating expenses in line so that they did not increase more than the rate of growth in our net revenues.

Gross and net revenues in our Africa region increased in the second quarter and first half of fiscal 2005 as compared to the second quarter of fiscal 2004 due primarily to organic growth, driven by higher volumes, and to the impact of favorable exchange rates as compared to the U.S. dollar as well as the acquisition impact of Kite and IHD. Operating income in Africa grew at slower rates of growth than our net revenues for both the second quarter and the first half of fiscal 2005 as costs were incrementally higher in the current year periods versus the comparable prior year periods.

Because of the integrated nature of our business, with global customers being served by all of our regions and with at least two regions operating together to carry out our freight forwarding services, we also analyze our business by type of service in addition to looking at our results by geographic regions.

By service line, our total increase in gross revenue in the second quarter of fiscal 2005 over the second quarter of fiscal 2004 was due to increases in airfreight forwarding of $75.5 million, ocean freight forwarding of $71.1 million, contract logistics of $20.2 million, other revenue of $10.4 million and customs brokerage of $1.1 million. For the first half of fiscal 2005, our total increase in gross revenue by service line compared to the comparable prior year period was due to increases in airfreight forwarding of $144.4 million, ocean freight forwarding of $133.9 million, contract logistics of $38.2 million, other revenue of $20.1 million and customs brokerage of $4.6 million.

Of the $178.3 million and $341.2 million total increases in gross revenue for the second quarter and first half of fiscal 2005 versus the comparable prior year periods, respectively, over 30% was due to organic growth, while less than 10% was due to the impact of favorable exchange rates as compared to the U.S. dollar and less than 5% was due to the impact of acquisitions.

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

The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
Net revenues:
Airfreight forwarding	33%	33%	33%	34%
Ocean freight forwarding	13	13	13	12
Customs brokerage	10	11	10	11
Contract logistics	32	33	33	33
Other	12	10	11	10

Total net revenues	100	100	100	100
Staff costs	51	55	53	54
Depreciation and amortization	2	3	2	3
Amortization of intangible assets	*	*	*	*
Other operating expenses	34	32	33	33

Operating income	13	10	12	9
Interest income	1	1	1	1
Interest expense	*	(1)	*	(1)
Gains/(losses) on foreign exchange	*	*	*	*

Pretax income	13	10	12	10
Provision for income taxes	(4)	(3)	(3)	(2)
Minority interests	*	*	*	*

Net income	9%	8%	8%	7%

*	Less than one percent.

Three months ended July 31, 2004 compared to three months ended July 31, 2003

Net revenue increased $41.6 million, or 29%, to $186.5 million for the second quarter of fiscal 2005 compared to $144.9 million for the second quarter of fiscal 2004. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling $22.3 million, the impact of favorable exchange rates as compared to the U.S. dollar during the second quarter of fiscal 2005 when compared to the second quarter of fiscal 2004 and the impact of acquisitions made during the first half of fiscal 2005. On a constant currency basis when we translate our second quarter of fiscal 2005 results using currency exchange rates in effect for the second quarter of fiscal 2004, we estimate that favorable exchange rates and acquisitions accounted for approximately $11.7 million and $7.6 million, respectively, of the net revenue increase for the second quarter of fiscal 2005 versus the second quarter of fiscal 2004.

Airfreight forwarding net revenue increased $12.9 million, or 27%, to $61.1 million for the second quarter of fiscal 2005 compared to $48.2 million for the prior year second quarter. This increase primarily resulted from organic growth in all of our regions totaling $8.5 million and to the impact of favorable exchange rates as compared to the U.S. dollar in the second quarter of fiscal 2005 when compared to the second quarter of fiscal 2004. While our Americas region reported the highest organic growth rate in airfreight forwarding net revenue for the quarter, our Europe and Asia Pacific regions also had organic growth rates over 15%, reflecting our increases in airfreight shipment volumes which were partially offset by lower yields. While the airfreight yield also declined in our Africa region, that region experienced the highest percentage increase in airfreight shipment volumes in the second quarter of fiscal 2005 when compared to the second quarter of fiscal 2004 and also benefited more than our other regions by the impact of favorable exchange rates as compared to the U.S. dollar in the current quarter as compared to the prior year.

Ocean freight forwarding net revenue increased $6.1 million, or 32%, to $25.0 million for the second quarter of fiscal 2005 compared to $18.9 million for the same prior year period. This increase was due primarily to increased volumes of over 40% in the second quarter of fiscal 2005 versus the second quarter of fiscal 2004 and was spread across all of our regions, but was particularly strong in the Asia Pacific region followed by our Americas and Europe regions. These volume increases were partially offset by a decline in yields in all of our regions in the second quarter of fiscal 2005 versus the second quarter of fiscal 2004. Our yields were negatively impacted by price increases from ocean carriers which were typically passed through to customers at lower margins than we have historically experienced.

Customs brokerage net revenue increased $1.6 million, or 10%, to $17.8 million for the second quarter of fiscal 2005 compared to $16.2 million for the same prior year period. Our increased customs brokerage net revenue in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 was generally the result of the higher shipping volumes resulting from increased demand for our services, especially in our Asia Pacific region.

Contract logistics net revenue increased $13.6 million, or 29%, to $60.7 million for the second quarter of fiscal 2005 compared to $47.1 million for the second quarter of fiscal year 2004. This increase was primarily due to the contributions from our acquisitions made in the first half of fiscal 2005, especially from IHD which was effective June 1, 2004, and secondarily to organic growth and the generally favorable impact of exchange rates as compared to the U.S. dollar during the second quarter of fiscal 2005 when compared to the second quarter of fiscal 2004, which accounted for approximately $3.0 million. Our organic growth in the second quarter of fiscal 2005 versus the comparable prior year was most evident in our Europe region with an organic growth rate of over 50% in contract logistics net revenue due to increased levels of business as well as new locations within the region.

Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $7.5 million, or 53%, to $21.9 million for the second quarter of fiscal 2005 compared to $14.4 million for the second quarter of fiscal 2004. This increase was primarily due to organic growth in our Africa region and the generally favorable impact of exchange rates as compared to the U.S. dollar during the second quarter of fiscal 2005 when compared to the second quarter of fiscal 2004.

Staff costs increased $15.2 million, or 19%, to $95.3 million for the second quarter of fiscal 2005 from $80.1 million for the same prior year period, primarily as a result of the addition of personnel in connection with increased levels of business, as well as our acquisitions, and the impact of exchange rates as compared to the generally weakening U.S. dollar during the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004, which accounted for approximately $4.9 million of the increase in staff costs. Total staff costs decreased to 51% for the second quarter of fiscal 2005 from 55% for the second quarter of fiscal 2004, when expressed as a percentage of net revenues. Staff costs are the largest component of operating expenses and we strive to manage these costs in relation to net revenue growth.

Depreciation and amortization expense increased by $1.0 million, or 25%, to $4.9 million for the second quarter of fiscal 2005 over the second quarter of fiscal 2004 primarily due to the impact of acquisitions and the impact of exchange rates as compared to the generally weakening U.S. dollar during the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Depreciation and amortization expense declined to 2% of net revenue from 3% in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.

Other operating expenses increased by $17.0 million, or 37%, to $62.8 million in the second quarter of fiscal 2005 compared to $45.8 million for the second quarter of fiscal 2004. Of this increase, approximately $3.6 million was due to the impact of exchange rates as compared to the generally weakening U.S. dollar during the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Included in other operating expenses for the second quarter of fiscal 2005 are facilities and communications costs of $20.2 million compared to $16.4 million of such costs for the second quarter of fiscal 2004. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the second quarter of fiscal 2005, as compared to the second quarter of fiscal 2004 and secondarily to the impact of the exchange rate differences. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the second quarter of fiscal 2005, selling, general and administrative costs were $42.6 million compared to $29.4 million for the second quarter of fiscal 2004. The increase in selling, general and administrative costs was primarily a result of increased costs related to our domestic courier and trucking services, professional fees, insurance-type claims and other miscellaneous expenses along with the impact of the exchange rate differences and acquisitions. When expressed as a percentage of net revenue, other operating expenses increased to 34% for the second quarter of fiscal 2005 from 32% for the second quarter of fiscal 2004.

Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Interest income and interest expense decreased in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 by $0.7 million, or 39%, and $0.4 million, or 31%, respectively. The decrease in interest income was primarily due to the lower levels of cash balances in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 as we used cash of approximately $38.4 million in connection with our acquisition of IHD, and secondarily to lower interest rates. The decrease in interest expense was due primarily to lower average borrowings in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.

The effective income tax rate increased to 29% in the second quarter of fiscal 2005 compared to 26% in the second quarter of fiscal 2004. This effective income tax rate increase was primarily due to changes in the geographic composition of our taxable income. Our overall tax rate is impacted by the geographic composition of our worldwide taxable income. For fiscal 2005, we currently anticipate that our effective tax rate will be approximately 29%, although such rate may fluctuate due to the geographic mix of our taxable income.

Net income increased by $4.8 million, or 42%, to $16.2 million in the second quarter of fiscal 2005 as compared to $11.4 million in the prior year period for the reasons discussed above.

Six months ended July 31, 2004 compared to six months ended July 31, 2003

Net revenue increased $80.2 million, or 29%, to $356.5 million for the first half of fiscal 2005 compared to $276.3 million for the first half of fiscal 2004. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling $46.4 million, the impact of favorable exchange rates as compared to the U.S. dollar during the first half of fiscal 2005 when compared to the first half of fiscal 2004 and the impact of acquisitions made during the first half of fiscal 2005. On a constant currency basis when we translate our first half of fiscal 2005 results using currency exchange rates in effect for the first half of fiscal 2004, we estimate that favorable exchange rates and acquisitions accounted for approximately $23.4 million and $10.4 million, respectively, of the net revenue increase for the first half of fiscal 2005 versus the first half of fiscal 2004.

Airfreight forwarding net revenue increased $24.8 million, or 27%, to $117.9 million for the first half of fiscal 2005 compared to $93.1 million for the first half of fiscal 2004. This increase primarily resulted from organic growth in all of our regions and from the impact of favorable exchange rates as compared to the U.S. dollar in the first half of fiscal 2005 when compared to the first half of fiscal 2004, which accounted for approximately $9.4 million of the increase. Our organic growth resulted from higher volumes in all of our regions, partially offset by lower yields. Airfreight forwarding net revenue in our Africa and Europe regions benefited more than our other regions from the impact of favorable exchange rates as compared to the U.S. dollar in the first half of fiscal 2005 versus the first half of fiscal 2004.

Ocean freight forwarding net revenue increased $11.2 million, or 32%, to $46.2 million for the first half of fiscal 2005 compared to $35.0 million for the same prior year period. This increase was due primarily to increased volumes which almost doubled in the first half of fiscal 2005 versus the first half of fiscal 2004 and was spread across all of our regions, but was particularly strong in the Asia Pacific and Americas regions. These volume increases were partially offset by a decline in yields in all of our regions in the first half of fiscal 2005 versus the first half of fiscal 2004. Our yields were negatively impacted by price increases from ocean carriers which were typically passed through to customers at lower margins than we have historically experienced.

Customs brokerage net revenue increased $5.3 million, or 17%, to $35.7 million for the first half of fiscal 2005 compared to $30.4 million for the comparable prior year period. All of our regions had increased customs brokerage net revenue in the first half of fiscal 2005 as compared to the first half of fiscal 2004 primarily as a result of the higher shipping volumes resulting from increased demand for our services.

Contract logistics net revenue increased $26.5 million, or 29%, to $117.0 million for the first half of fiscal 2005 compared to $90.5 million for the first half of fiscal year 2004. This increase was primarily due to organic growth in our operations in all of our regions, but in particular our Europe region with a fiscal year-to-date organic growth rate of over 50%, as well as the impact from acquisitions we made in the first half of fiscal 2005, including IHD which was acquired effective June 1, 2004, and, to a lesser degree, the generally favorable impact of exchange rates as compared to the U.S. dollar during the first half of fiscal 2005 when compared to the first half of fiscal 2004, which accounted for approximately $5.5 million of the increase.

Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $12.5 million, or 46%, to $39.7 million for the first half of fiscal 2005 compared to $27.2 million for the first half of fiscal 2004. This increase was primarily due to organic growth, especially in our Africa region, and the generally favorable impact of exchange rates as compared to the U.S. dollar during the first half of fiscal 2005 when compared to the first half of fiscal 2004.

Staff costs increased $36.7 million, or 24%, to $187.3 million for the first half of fiscal 2005 from $150.6 million for the same prior year period, primarily as a result of the addition of personnel in connection with increased levels of business, as well as our acquisitions, and the impact of exchange rates as compared to the generally weakening U.S. dollar during the first half of fiscal 2005 as compared to the first half of fiscal 2004, which accounted for approximately $10.5 million of the increase in staff costs. Total staff costs decreased slightly to 53% from 54% when expressed as a percentage of net revenues between the first half of fiscal year 2005 and the first half of fiscal year 2004. Staff costs are the largest component of operating expenses and we strive to manage these costs in relation to net revenue growth.

Depreciation and amortization expense increased by $1.4 million, or 19%, to $9.0 million for the first half of fiscal 2005 over the first half of fiscal 2004 primarily due to the impact of exchange rates as compared to the generally weakening U.S. dollar during the first half of fiscal 2005 as compared to the first half of fiscal 2004 and the impact from acquisitions. Depreciation and amortization expense declined slightly to 2% of net revenue in the first half of fiscal 2005 from 3% of net revenue in the comparable prior year period.

Other operating expenses increased by $26.0 million, or 28%, to $118.1 million in the first half of fiscal 2005 compared to $92.1 million for the first half of fiscal 2004. Of this increase, approximately $7.4 million was due to the impact of exchange rates as compared to the generally weakening U.S. dollar during the first half of fiscal 2005 as compared to the first half of fiscal 2004. Included in other operating expenses for the first half of fiscal 2005 are facilities and communications costs of $39.1 million compared to $31.6 million of such costs for the first half of fiscal 2004. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the first half of fiscal 2005 as compared to the first half of fiscal 2004 and secondarily to the impact of the exchange rate differences. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first half of fiscal 2005, selling, general and administrative costs were $79.0 million compared to $60.5 million for the first half of fiscal 2004. The increase in selling, general and administrative costs was primarily a result of increased costs related to our domestic courier and trucking services, professional fees, insurance-type claims and other miscellaneous expenses along with the impact of the exchange rate differences and acquisitions. When expressed as a percentage of net revenue, other operating expenses remained constant at 33% for the first half of fiscal 2005 as compared to the first half of fiscal 2004.

Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Interest income and interest expense decreased in the first half of fiscal 2005 as compared to the first half of fiscal 2004 by $1.2 million, or 38%, and $1.0 million, or 37%, respectively. The decrease in interest income was primarily due to the lower levels of cash balances in the first half of fiscal 2005 as compared to the first half of fiscal 2004 as we used approximately $38.4 million of cash in connection with our acquisition of IHD, and secondarily to lower interest rates, while the decrease in interest expense was due primarily to lower average borrowings in the first half of fiscal 2005 as compared to the first half of fiscal 2004.

The effective income tax rate increased to 29% in the first half of fiscal 2005 compared to 25% in the first half of fiscal 2004. This effective income tax rate increase was primarily due to changes in the geographic composition of our taxable income. Our overall tax rate is impacted by the geographic composition of our worldwide taxable income. For fiscal 2005, we currently anticipate that our effective tax rate will be approximately 29%, although such rate may fluctuate due to the geographic mix of our taxable income.

Net income increased by $9.6 million, or 50%, to $29.0 million in the first half of fiscal 2005 as compared to $19.4 million in the prior year period for the reasons discussed above.

Liquidity and Capital Resources

As of July 31, 2004, our cash and cash equivalents totaled $150.4 million, representing a decrease of $6.2 million from January 31, 2004, as a result of using a total of $11.2 million of cash in our operating, investing and financing activities and a positive impact of $5.0 million related to the effect of foreign exchange rate changes on our cash balances. Historically, we have used our internally generated net cash flow from operating activities along with the net proceeds from the issuance of ordinary shares to fund our working capital requirements, capital expenditures, acquisitions and debt service.

In the first half of fiscal 2005, operating activities provided us with $24.3 million in net cash. This resulted from net income of $29.0 million plus depreciation and amortization of intangible assets totaling $9.0 million and other items totaling $0.3 million, offset by a net increase in working capital of approximately $14.0 million. The increases in trade receivables and other current assets and trade payables and other current liabilities during the first half of fiscal 2005 were primarily due to increased levels of business in all of our geographic regions in the first half of fiscal 2005 as compared to the comparable prior year period.

During the first half of fiscal 2005, cash used for capital expenditures was $9.5 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we do not expect our capital expenditures to be significantly higher in fiscal 2005 when compared to fiscal 2004. During the first half of fiscal 2005, we used an aggregate of $30.2 million of cash for acquisitions and contingent earn-out payments, of which approximately $24.7 million (net of cash acquired) and $1.7 million was used to acquire IHD and ET Logistics, respectively. We also used a total of $2.7 million to increase our shareholdings in our Indonesian, Taiwanese and Turkish subsidiaries and approximately $1.1 million was used for a final contingent earn-out payment for our acquisition of the Continental group of companies made in fiscal 2001. In August 2004, we used approximately $11.3 million of cash for an earn-out payment related to our acquisition of SLi.

Future earn-out payment calculations, which may result in a significant use of cash (or in the case of our acquisition of Grupo SLi and Union, SLi, which we refer to as SLi, the issuance of shares as the acquisition agreement permits the sellers to elect, at their option, the earn-out payment in the form of ordinary shares instead of cash at a deemed price of $15.82 per ordinary share), include the second and final contingent earn-out payment for Standard, which is limited by the purchase agreement to be no more than $4.3 million and is scheduled for the fourth quarter of fiscal 2005, the two remaining contingent earn-out payment calculations related to our acquisition of SLi, which are scheduled for the second quarters of fiscal 2006 and fiscal 2007, and three contingent earn-out payments related to our recent acquisition of ET Logistics which will be calculated based on a multiple of the acquired operation’s future earnings for the years ending January 31, 2005, 2006 and 2007. There are no contractual limits on the amounts that may be payable under the contingent earn-out payment terms for SLi and ET Logistics as they are contingent on the earnings of each of the acquired businesses; however, we anticipate that the contingent earn-out payments would be self-funding in that the increased earnings from the operations would be used to fund the earn-out payments.

Our financing activities during the second quarter of fiscal 2005 provided $3.8 million of cash, primarily due to increased borrowing on our bank lines of credit and long-term bank borrowings totaling $8.8 million. We used approximately $2.9 million for the repayment of short-term borrowings and capital lease obligations and $3.6 million of cash for the payment of dividends.

Credit Facilities

We have various bank credit facilities established in countries where such facilities are required for our business. At July 31, 2004 these facilities provided for lines of credit from approximately $0.1 million to $45.3 million totaling $85.9 million, and provided for guarantees, which are a necessary part of our business, totaling $60.2 million, for a total borrowing capacity of $146.1 million. Due to the global nature of our business, we utilize a number of different financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Our borrowings under these facilities totaled $25.5 million at July 31, 2004 and we had approximately $60.4 million of available, unused borrowing capacity under our various bank lines of credit. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 0.5% to 16.8% at July 31, 2004. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that is extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are properly recorded as liabilities in the attached financial statements. Therefore no additional liabilities have been recorded for these guarantees in the unlikely event that the guarantor company were to be required to perform as those liabilities would be duplicative. While the majority of our borrowings are due and payable within one year, we believe we will be able to renew such facilities on commercially reasonable terms.

Our current largest credit facility is with Nedbank Limited (Nedbank), totaling 28.3 million British pounds sterling (equivalent to approximately $51.4 million as of July 31, 2004). Of this facility, approximately $45.3 million is primarily used for guarantees and standby letters of credit to secure banking facilities and $6.1 million is primarily used for guaranteeing performance undertakings of our subsidiary companies. The facility is available on an ongoing basis until further notice, subject to Nedbank’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.

Effective August 5, 2004, certain of our subsidiaries in the United States entered into a senior revolving syndicated credit facility agreement with LaSalle Bank National Association as agent, and various other lenders, which provides for up to $50.0 million of borrowings based on a formula of eligible accounts receivable primarily for use in our operations in the United States. The credit facility is secured by substantially all of the assets of our U.S. subsidiaries as well as a pledge of the stock of the U.S. subsidiaries. This credit facility matures in August 2007 and contains financial and other covenants and restrictions applicable to our U.S. operations and a change of control provision applicable to changes at the U.S. holding company level. This agreement limits the right of the U.S. operating company to distribute funds to holding companies.

Contractual Obligations

Operating lease obligations increased by approximately $16.6 million from January 31, 2004 to July 31, 2004 due to the acquisition of IHD. There have been no other significant changes in our contractual obligations from January 31, 2004 to July 31, 2004.

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

There have been no significant changes in the company’s critical accounting policies during the first half of fiscal 2005.

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

Our reporting currency is the United States dollar. In the second quarter of fiscal 2005, we derived a substantial portion of our gross revenue in currencies other than the United States dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the United States dollar could adversely affect our reported United States dollar earnings. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into United States dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results. We will experience the effects of changes in foreign currency exchange rates on our consolidated net income in the future.

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

In August 2004, we reached an agreement in principal, which will qualify our South African operations as black empowered. Final documentation for the transaction is in the process of being completed. The transaction, which does not impact our IHD operations, involves a reorganization of our South African operations (excluding IHD) and the transfer of such operations to a newly formed entity in exchange for an interest bearing promissory note. In connection with the transaction, approximately 25% of the equity interests of the newly formed entity will be sold to a black empowerment trust with our retaining the remaining approximately 75% equity interest in the entity. The transaction is structured to permit the empowerment trust to share in approximately 25% of the future income after taxes of our current South African operations (excluding IHD) above current net income levels. While the transaction structure is designed to minimize potential dilution to our consolidated earnings in the 2005 fiscal year, it is possible that this transaction may result in unexpected dilution to our consolidated earnings in the current fiscal year and dilution to our earnings in future fiscal years. Moreover, there are risks associated with having a 25% shareholder involved in our operations and it is also possible that that our South African operations will not receive the anticipated business benefits of being certified as black empowered.

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

Our growth strategy may affect short-term cash flow and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions and the issuance by us of additional shares of stock. Acquisitions completed by us have included contingent earn-out arrangements which provide for payments which may be made by us in cash which would reduce the amount of cash available to us or could cause us to incur additional indebtedness and by the our issuance of additional shares resulting in an increase in the number of our outstanding shares. If we are not able to identify or acquire companies consistent with our growth strategy or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, and our operating results may be adversely affected.

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

We recently completed the tenth quarter of NextLeap, our five-year strategic operating plan designed to help us transition from being a global freight forwarding operator to a global integrated logistics provider offering our customers a comprehensive range of services across the entire supply chain. Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our business is subject to numerous factors beyond our control and we may not be able to successfully implement NextLeap and no assurances can be given that our efforts will result in increased revenues or improved margins or profitability. If we are not able to increase our revenue or improve our operating margins in the future, our results of operations could be adversely affected.

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

Our future performance depends, in significant part, upon the continued service of our key management personnel, including Roger MacFarlane (Chief Executive Officer), Matthys Wessels (Vice Chairman of the Board and Chief Executive Officer – African Region), Alan Draper (Executive Vice President and President – Asia Pacific Region), John Hextall (President of Europe and President of Freight Forwarding in the Americas), Gene Ochi (Senior Vice President – Marketing and Global Growth) and Lawrence Samuels (Senior Vice President – Finance, Chief Financial Officer and Secretary). There can be no assurance that we can retain such key managerial employees. The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure you that we will be successful in our efforts.

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

Because we manage our business in many countries around the world, our operations may be materially adversely affected by inconsistent management practices.

We manage our business in many countries around the world, with local and regional management retaining responsibility for day-to-day operations, profitability and the growth of the business. Our operating approach can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, some of our subsidiaries operate with management, sales and support personnel that may be insufficient to support growth in their respective businesses without regional oversight and global coordination. Our operating approach could result in inconsistent management practices and materially adversely affect our overall profitability, and ultimately our business, results of operations, financial condition and prospects.

We may need additional financing to fund our operations and finance our growth, and we may not be able to obtain financing on terms acceptable to us or at all.

We may require additional financing to fund our operations and our current plans for expansion. Because our credit facilities often are limited to the country in which the facility is originated, we may require additional financing to fund our operations in countries in which we do not have existing credit facilities. In addition, when our existing credit facilities expire, we may need to obtain replacement financing. Our largest credit facility is with Nedbank which may be terminated by the bank at any time. Additional or replacement financing may involve incurring debt or selling equity securities. There can be no assurance that additional or replacement financing will be available to us on commercially reasonable terms or at all. If we incur debt, the risks associated with our business could increase. If we raise capital through the sale of equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to obtain additional or replacement financing, our ability to fund our operations and meet our current plans for expansion will be materially adversely affected.

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

If we are not able to limit our liability for customers’ claims through contract terms and limit our exposure through the purchase of insurance, we could be required to pay large amounts to our customers as compensation for their claims and our results of operations could be materially adversely affected.

In general, we limit by contract and / or International Conventions and laws our liability to our customers for loss or damage to their goods to $20 per kilogram (approximately $9.07 per pound) for airfreight shipments and $500 per carton or customary unit, including an ocean container, for ocean freight shipments, with the actual insured amount determined based on the value of the freight. However, because a freight forwarder’s relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our customers. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than we, assumes liability for the safe delivery of the customer’s cargo to its ultimate destination. When we provide contract logistics services, we may be responsible for losses related to inventory “shrinkage” or other disruptions in shipments, for which we seek to limit our liability by purchasing insurance. We have, from time to time, made payments to our customers for claims related to our services and may make such payments in the future. Should we experience an increase in the number of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future or exceed our insurance levels. In addition, significant increases in insurance costs could reduce our profitability.

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

If we fail to comply with applicable governmental regulations, we could be subject to substantial fines or revocation of our permits and licenses and we may experience increased costs as a result of governmental regulation.

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

We may experience an increase in operating costs, such as costs for security, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. Compliance with changing governmental regulations can be expensive. No assurances can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges. We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating permits and licenses.

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

As of July 31, 2004, there had been no material changes in our exposure to market risks since January 31, 2004 as described in our annual report on Form 10-K for the fiscal year ended January 31, 2004 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies and interest rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 4. Controls and Procedures

As of July 31, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report at ensuring that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act. No change in the company’s internal control over financial reporting has occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. There were no material developments during the second quarter of fiscal 2005 in any of the legal proceedings previously disclosed under Item 3, “Legal Proceedings,” of the company’s annual report on Form 10-K for the fiscal year ended January 31, 2004 on file with the Securities and Exchange Commission. In accordance with SFAS No. 5, Accounting for Contingencies, we have not accrued for a loss contingency relating to the disclosed legal proceedings because we believe that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of the shareholders (members) on June 25, 2004, to elect three class “A” directors to our Board of Directors for a term of three years and until their respective successors are duly elected and to consider and vote upon a proposal to approve the UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan.

The following individuals were elected as class “A” directors and received the number of votes indicated below:

Name of Nominee	Votes For	Votes Against	Abstentions
Alan C. Draper	26,444,983	—	—
C. John Langley, Jr.	26,598,686	—	—
Allan M. Rosenzweig	26,598,686	—	—

The UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan was approved as follows:

Votes For	Votes Against	Abstentions
25,496,143	1,045,794	258,343

Item 5. Other Information

On September 7, 2004, the company, through its subsidiary, UTi, Services, Inc., entered into an employment contract with Peter Thorrington, the company’s former President and Chief Operating Officer and also a former member of the company’s Board of Directors, whereby Mr. Thorrington agreed to remain employed as a special advisor to company at an annual salary of $125,000. The agreement expires on August 31, 2006. A copy of the agreement is included with this Form 10-Q as an exhibit and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit		Description
10.1
Credit Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation and UTi, (U.S.) Holdings, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004

10.2
Guaranty and Collateral Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation, UTi, (U.S.) Holdings, Inc. and UTi, Services, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004

10.3	*	2004 Long-Term Incentive Plan, as amended (incorporated by reference to the company’s Registration Statement on From S-8, No. 333-116894, dated June 25, 2004)

10.4	*	2000 Stock Option Plan, as amended (incorporated by reference to the company’s Registration Statement on From S-8, No. 333-116896, dated June 25, 2004)

10.5	*	2004 Non-Employee Directors Share Incentive Plan (incorporated by reference to the company’s Registration Statement on Form S-8, No. 333-118055, dated August 9, 2004)

10.6	*	Employment Agreement between the company and Peter Thorrington, dated September 7, 2004

Exhibit		Description
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory arrangement.

**	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

(b) Reports on Form 8-K

Item	Filing Date	Description
7, 12	June 7, 2004	News release, dated June 7, 2004, regarding the company’s financial results for the three months ended April 30, 2004.

7, 9	June 7, 2004	News release, dated June 7, 2004, announcing the company’s acquisition of International Healthcare Distributors (Pyt) Ltd.

7, 9	July 2, 2004	News release, dated July 2, 2004, announcing a transaction to qualify the company’s South African operations to be black empowered.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: September 9, 2004	By:	/s/ Roger I. MacFarlane

Roger I. MacFarlane
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit		Description
10.1
Credit Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation and UTi, (U.S.) Holdings, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004

10.2
Guaranty and Collateral Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation, UTi, (U.S.) Holdings, Inc. and UTi, Services, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004

10.3	*	2004 Long-Term Incentive Plan, as amended (incorporated by reference to the company’s Registration Statement on From S-8, No. 333-116894, dated June 25, 2004)

10.4	*	2000 Stock Option Plan, as amended (incorporated by reference to the company’s Registration Statement on From S-8, No. 333-116896, dated June 25, 2004)

10.5	*	2004 Non-Employee Directors Share Incentive Plan (incorporated by reference to the company’s Registration Statement on Form S-8, No. 333-118055, dated August 9, 2004)

10.6	*	Employment Agreement between the company and Peter Thorrington, dated September 7, 2004

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory arrangement

**	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.