Form 10-Q
period 2004-10-31
UTi WORLDWIDE INC
filed 2004-12-08
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004
or

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

Yes     ☒           No   ☐

At November 30, 2004, the number of shares outstanding of the issuer’s ordinary shares was 30,915,149.

UTi Worldwide Inc.

Report on Form 10-Q
For the Quarter Ended October 31, 2004

PART I. Financial Information	1
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	37
PART II. Other Information	37
Item 1. Legal Proceedings	37
Item 5. Other Information	38
Item 6. Exhibits	40
Signatures	41
Exhibit Index	42
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

- i -

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Income Statements
For the three and nine months ended October 31, 2004 and 2003
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
	(Unaudited)
Gross revenue	$602,503	$398,726	$1,632,490	$1,087,539
Freight consolidation costs	400,484	242,181	1,073,979	654,716

Net revenue	202,019	156,545	558,511	432,823
Staff costs	102,236	81,206	289,500	231,760
Depreciation and amortization	4,950	3,531	13,475	10,750
Amortization of intangible assets	435	178	865	484
Other operating expenses	67,655	53,657	185,713	145,725

Operating income	26,743	17,973	68,958	44,104
Interest income	1,227	2,220	3,242	5,445
Interest expense	(899)	(1,762)	(2,615)	(4,478)
Losses on foreign exchange	(3)	(336)	(26)	(12)

Pretax income	27,068	18,095	69,559	45,059
Provision for income taxes	(6,548)	(4,419)	(18,970)	(11,173)

Income before minority interests	20,520	13,676	50,589	33,886
Minority interests	(610)	(498)	(1,672)	(1,318)

Net income	$19,910	$13,178	$48,917	$32,568

Basic earnings per share	$0.65	$0.43	$1.59	$1.08
Diluted earnings per share	$0.62	$0.42	$1.52	$1.04
Number of weighted average shares used for per share calculations:
Basic shares	30,760,187	30,301,508	30,688,019	30,236,777
Diluted shares	32,322,468	31,539,692	32,137,143	31,392,561

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
As of October 31, 2004 and January 31, 2004
(in thousands, except share amounts)

	October 31,	January 31,
	2004	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$124,340	$156,687
Trade receivables (net of allowance for doubtful receivables of $16,409 and $14,300 as of October 31, 2004 and January 31, 2004, respectively)	438,638	280,044
Deferred income tax assets	6,951	6,534
Other current assets	46,393	33,420

Total current assets	616,322	476,685
Property, plant and equipment, net	72,292	54,421
Goodwill	240,956	148,372
Other intangible assets, net	40,006	10,195
Investments	1,133	1,117
Deferred income tax assets	2,444	2,384
Other non-current assets	10,146	10,167

Total assets	$983,299	$703,341

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$96,002	$18,180
Short-term borrowings	1,727	1,312
Current portion of capital lease obligations	2,727	2,408
Trade payables and other accrued liabilities	389,053	269,072
Income taxes payable	18,897	10,864
Deferred income tax liabilities	68	256

Total current liabilities	508,474	302,092
Long-term borrowings	1,547	93
Capital lease obligations	9,176	7,326
Deferred income tax liabilities	9,841	3,860
Retirement fund obligations	1,363	1,251
Minority interests	2,655	2,873
Commitments and contingencies
Shareholders’ equity:
Common stock — ordinary shares of no par value: 30,915,149 and 30,929,814 shares issued and outstanding as of October 31, 2004 and January 31, 2004, respectively	323,518	318,409
Retained earnings	151,209	105,855
Accumulated other comprehensive loss	(24,484)	(38,418)

Total shareholders’ equity	450,243	385,846

Total liabilities and shareholders’ equity	$983,299	$703,341

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
For the nine months ended October 31, 2004 and 2003
(in thousands)

	Nine months ended
	October 31,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$48,917	$32,568
Adjustments to reconcile net income to net cash provided by operations:
Stock compensation costs	300	130
Depreciation and amortization	13,475	10,750
Amortization of intangible assets	865	484
Deferred income taxes	1,398	1,009
Tax benefit relating to exercise of stock options	1,101	—
(Gain)/loss on disposal of property, plant and equipment	(228)	194
Other	1,672	1,318
Changes in operating assets and liabilities:
Increase in trade receivables and other current assets	(139,031)	(40,113)
Increase in trade payables and other current liabilities	86,852	30,271

Net cash provided by operating activities	15,321	36,611
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,110)	(13,759)
Proceeds from disposal of property, plant and equipment	2,276	584
Increase in other non-current assets	(1,020)	(794)
Acquisitions and contingent earn-out payments	(118,476)	(14,269)
Other	(680)	(444)

Net cash used in investing activities	(133,010)	(28,682)
FINANCING ACTIVITIES:
Increase in bank lines of credit	77,822	893
Decrease in short-term borrowings	(1,068)	(6,368)
Long-term borrowings — advanced	1,642	—
Long-term borrowings — repaid	(192)	(130)
Repayments of capital lease obligations	(2,952)	(2,608)
Decrease in minority interests	(410)	(338)
Net proceeds from the issuance of ordinary shares	3,708	2,523
Dividends paid	(3,563)	(2,890)

Net cash provided by/(used in) financing activities	74,987	(8,918)

Net decrease in cash and cash equivalents	(42,702)	(989)
Cash and cash equivalents at beginning of period	156,687	168,125
Effect of foreign exchange rate changes on cash	10,355	(1,246)

Cash and cash equivalents at end of period	$124,340	$165,890

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended October 31, 2004 and 2003 (Unaudited)

NOTE 1. Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2005 or any other future periods.

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

All dollar amounts in the notes are presented in thousands except for per share data.

Acquisitions

Effective October 12 2004, the Company acquired 100% of the issued and outstanding shares of Unigistix Inc. (Unigistix), a Canadian corporation which serves customers in the telecommunications, apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions, for an initial purchase price of approximately $76,201 in cash. The initial purchase price is subject to adjustment based on a final determination of working capital of Unigistix as of October 12, 2004. In addition to the initial payment, the terms of the acquisition agreement provide for additional consideration of up to approximately $4,918 contingent upon the anticipated future growth of Unigistix over a two-year period ending on October 31, 2006. The final purchase price allocation has not yet been determined. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$7,572
Property, plant and equipment	8,174
Intangible assets	19,193
Goodwill	45,482
Other long-term assets	330

Total assets acquired	80,751
Liabilities assumed	(4,550)

Net assets acquired	$76,201

Effective June 1, 2004, the Company acquired 100% of the issued and outstanding shares of International Healthcare Distributors (Pty.) Limited (IHD), a South African corporation, through a partnership it formed, of which the Company owned 100% as of October 31, 2004. Effective November 1, 2004, the Company sold 25.1% of the partnership to a South African black economic empowerment organization for fair market value which approximated a 25.1% share of the cost of the acquisition. The purchase price for IHD was $38,822 in cash. The final purchase price allocation has not yet been determined. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$20,985
Property, plant and equipment	2,235
Intangible assets	13,285
Goodwill	27,327
Other long-term assets	288

Total assets acquired	64,120
Liabilities assumed	(21,313)
Deferred taxes	(3,985)

Net assets acquired	$38,822

Effective February 1, 2004, the Company acquired 100% of the issued and outstanding shares of ET Logistics, S.L. (ET Logistics) and ILEX Consulting, S.L. (ILEX), both of which are Spanish corporations. In addition to the initial cash purchase price for ET Logistics, there are four contingent earn-out payments, which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four fiscal years in the period ending January 31, 2008 in accordance with the modified purchase agreement dated November 3, 2004. The Company also acquired an additional 14% of the issued and outstanding shares of PT Union Trans Internusa (Indonesia) as of February 1, 2004.

Effective June 1, 2004 and October 28, 2004, the Company acquired the remaining 27% and 40% of the issued and outstanding shares of UTi (Taiwan) Limited and UTi Tasimacilik Limited, the Company’s Turkish subsidiary, respectively.

Effective May 1, 2003 and October 1, 2003, the Company acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt.) Ltd., an Indian corporation, and 50% of the issued and outstanding shares of Kite Logistics (Pty.) Limited (Kite), a South African corporation, respectively. Since IHD owns the remaining 50% issued and outstanding shares of Kite, the Company acquired those remaining shares effective June 1, 2004 with its acquisition of IHD.

The following table shows the supplemental pro forma information as though the Company’s acquisitions had occurred February 1, 2003.

	Three months ended October 31,			Nine months ended October 31,
			Diluted			Diluted
	Gross	Net	earnings	Gross	Net	earnings
	revenue	income	per share *	revenue	income	per share *
2004:
As reported	$602,503	$19,910	$0.62	$1,632,490	$48,917	$1.52
Acquisitions	929	72	0.00	28,811	3,501	0.11

Total	$603,432	$19,982	0.62	$1,661,301	$52,418	1.63

2003:
As reported	$398,726	$13,178	$0.42	$1,087,539	$32,568	$1.04
Acquisitions	13,872	895	0.03	57,700	3,363	0.11

Total	$412,598	$14,073	0.45	$1,145,239	$35,931	1.14

*	Diluted pro forma earnings per share were calculated using 32,322,468 and 32,137,143 diluted ordinary shares for the three and nine months ended October 31, 2004, respectively, and 31,539,692 and 31,392,561 diluted ordinary shares for the three and nine months ended October 31, 2003, respectively. The diluted earnings per share amounts as reported plus acquisitions may not add to the total pro forma amounts due to the effects of rounding.

Pro Forma Information – Stock Options

As of October 31, 2004, the Company had five stock-based employee and one stock-based non-employee director compensation plans which are accounted for using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations (APB No. 25). Compensation cost is recorded in net income only for stock options that have an exercise price below the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, the following table shows the estimated effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock options.

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
Net income as reported	$19,910	$13,178	$48,917	$32,568
Add: Total stock-based compensation expense included in reported net income, net of income taxes	33	43	98	130
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(1,217)	(1,062)	(3,216)	(3,145)

Pro forma net income	$18,726	$12,159	$45,799	$29,553

Earnings per share, as reported:
Basic earnings per share	$0.65	$0.43	$1.59	$1.08
Diluted earnings per share	0.62	0.42	1.52	1.04
Earnings per share, pro forma:
Basic earnings per share	0.61	0.40	1.49	0.98
Diluted earnings per share	0.58	0.39	1.43	0.94

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

On October 13, 2004, the FASB concluded that its proposed Statement, “Share-Based Payment,” which would require all companies to record compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB has tentatively concluded that companies could adopt the new standard, which it currently plans to issue on or around December 15, 2004, using the modified prospective transition method or the modified retrospective transition method. As of the date of this report, the FASB continues to discuss certain issues in relation to its proposed statement. Until the proposed statement is issued in its final form, the Company is unable to evaluate its impact or determine if it will have a material effect on the Company’s financial condition or results of operations.

NOTE 3. Earnings per Share

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$19,910	$13,178	$48,917	$32,568
Weighted average number of ordinary shares	30,760,187	30,301,508	30,688,019	30,236,777

Basic earnings per share	$0.65	$0.43	$1.59	$1.08

Diluted earnings per share:
Net income	$19,910	$13,178	$48,917	$32,568
Weighted average number of ordinary shares	30,760,187	30,301,508	30,688,019	30,236,777
Incremental shares required for diluted earnings per share related to stock options	1,562,281	1,238,184	1,449,124	1,155,784

Diluted weighted average number of shares	32,322,468	31,539,692	32,137,143	31,392,561

Diluted earnings per share	$0.62	$0.42	$1.52	$1.04

Cash dividends declared per share	$—	$—	$0.115	$0.095

This calculation excludes the 70,535 and 358,475 ordinary shares held in the incentive trusts for the Union-Transport Share Incentive Plan and for the Executive Share Plan as of October 31, 2004 and 2003, respectively. In May 2004, 246,329 ordinary shares held in the incentive trusts were returned to the Company, without any cost to the Company, and cancelled in connection with the Long-Term Incentive Plan as approved by the Company’s shareholders in February 2004.

The above number of shares excludes any contingently issuable ordinary shares. There were 46,180 and 61,180 options outstanding for the three- and nine-month periods ended October 31, 2004, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive. There were no such anti-dilutive options outstanding for the three- and nine-month periods ended October 31, 2003.

NOTE 4. Other Comprehensive Income

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
Net income	$19,910	$13,178	$48,917	$32,568
Other comprehensive income/(loss), net of tax:
Foreign exchange translation adjustments	11,313	7,622	13,934	11,687

Comprehensive income	$31,223	$20,800	$62,851	$44,255

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

Certain unaudited information regarding the Company’s operations by segment is summarized as follows:

	Three months ended October 31, 2004
	Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$144,134	$149,962	$191,428	$116,979	$—	$602,503

Net revenue	$43,600	$72,631	$30,202	$55,586	$—	$202,019
Staff costs	23,786	40,547	11,463	24,356	2,084	102,236
Depreciation and amortization	1,289	889	632	1,727	413	4,950
Amortization of intangible assets	—	263	—	172	—	435
Other operating expenses	12,524	23,981	7,227	21,558	2,365	67,655

Operating income/(loss)	$6,001	$6,951	$10,880	$7,773	$(4,862)	26,743

Interest income						1,227
Interest expense						(899)
Losses on foreign exchange						(3)

Pretax income						27,068
Provision for income taxes						(6,548)

Income before minority interests						$20,520

Capital expenditures	$1,436	$1,691	$663	$2,827	$1	$6,618

Segment assets at period-end	$220,657	$297,328	$192,619	$258,743	$13,952	$983,299

	Three months ended October 31, 2003
	Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$104,961	$119,629	$118,309	$55,827	$—	$398,726

Net revenue	$31,882	$66,221	$23,543	$34,899	$—	$156,545
Staff costs	18,367	37,343	9,547	14,871	1,078	81,206
Depreciation and amortization	1,085	990	476	787	193	3,531
Amortization of intangible assets	—	149	—	29	—	178
Other operating expenses	9,346	22,807	5,693	14,260	1,551	53,657

Operating income/(loss)	$3,084	$4,932	$7,827	$4,952	$(2,822)	17,973

Interest income						2,220
Interest expense						(1,762)
Losses on foreign exchange						(336)

Pretax income						18,095
Provision for income taxes						(4,419)

Income before minority interests						$13,676

Capital expenditures	$1,328	$1,640	$1,132	$1,294	$(196)	$5,198

Segment assets at period-end	$161,495	$182,011	$153,880	$158,944	$59,217	$715,547

	Nine months ended October 31, 2004
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$429,219	$411,733	$490,714	$300,824	$—	$1,632,490

Net revenue	$128,113	$209,306	$79,544	$141,548	$—	$558,511
Staff costs	68,369	121,166	32,167	62,154	5,644	289,500
Depreciation and amortization	3,717	2,566	1,807	4,098	1,287	13,475
Amortization of intangible assets	—	546	—	319	—	865
Other operating expenses	36,534	67,833	19,860	55,108	6,378	185,713

Operating income/(loss)	$19,493	$17,195	$25,710	$19,869	$(13,309)	68,958

Interest income						3,242
Interest expense						(2,615)
Losses on foreign exchange						(26)

Pretax income						69,559
Provision for income taxes						(18,970)

Income before minority interests						$50,589

Capital expenditures	$5,196	$4,033	$2,353	$7,331	$10	$18,923

Segment assets at period-end	$220,657	$297,328	$192,619	$258,743	$13,952	$983,299

	Nine months ended October 31, 2003
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$308,329	$337,024	$298,311	$143,875	$—	$1,087,539

Net revenue	$90,879	$188,667	$63,801	$89,476	$—	$432,823
Staff costs	52,750	109,031	26,607	39,659	3,713	231,760
Depreciation and amortization	3,200	2,992	1,538	2,191	829	10,750
Amortization of intangible assets	—	446	—	38	—	484
Other operating expenses	27,037	63,833	16,012	34,821	4,022	145,725

Operating income/(loss)	$7,892	$12,365	$19,644	$12,767	$(8,564)	44,104

Interest income						5,445
Interest expense						(4,478)
Losses on foreign exchange						(12)

Pretax income						45,059
Provision for income taxes						(11,173)

Income before minority interests						$33,886

Capital expenditures	$3,305	$5,069	$2,516	$3,631	$503	$15,024

Segment assets at period-end	$161,495	$182,011	$153,880	$158,944	$59,217	$715,547

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
Gross revenues:
Airfreight forwarding	$271,445	$195,149	$742,879	$522,201
Ocean freight forwarding	183,501	93,319	480,276	256,230
Customs brokerage	20,479	17,189	57,333	49,430
Contract logistics	83,432	61,447	229,592	169,355
Other	43,646	31,622	122,410	90,323

	$602,503	$398,726	$1,632,490	$1,087,539

Net revenues:
Airfreight forwarding	$67,093	$52,230	$184,946	$145,376
Ocean freight forwarding	25,317	19,114	71,525	54,103
Customs brokerage	19,821	17,370	55,558	47,818
Contract logistics	67,082	50,668	184,087	141,185
Other	22,706	17,163	62,395	44,341

	$202,019	$156,545	$558,511	$432,823

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 31, 2004 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of February 1, 2004	$32,226	$34,831	$59,149	$22,166	$148,372
Acquisitions and contingent earn-out Payments	12,346	45,713	1,521	29,770	89,350
Foreign currency translation and other adjustments	891	249	1,635	459	3,234

Balance as of October 31, 2004	$45,463	$80,793	$62,305	$52,395	$240,956

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the required annual impairment test during the three months ended July 31, 2004. No impairment was recognized based on the results of the annual goodwill impairment test.

The amortizable intangible assets as of October 31, 2004 relate primarily to the estimated fair value of the customer contracts and customer relationships acquired primarily with Standard Corporation, IHD and Unigistix. The final purchase price allocations of IHD and Unigistix have not yet been determined. The carrying values of amortizable intangible assets as of October 31, 2004 and January 31, 2004, are as follows:

	October 31,	January 31,
	2004	2004
Carrying balance, gross	$41,659	$11,056
Accumulated amortization	(1,653)	(861)

Carrying balance, net	$40,006	$10,195

Amortization expense totaled $435 and $865 for the three and nine months ended October 31, 2004, respectively, and $178 and $484 for the three and nine months ended October 31, 2003, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31.

2005	$1,627
2006	3,275
2007	3,250
2008	3,200
2009	3,200

In addition to the amortizable intangible assets, the Company also has $6,145 of intangible assets not subject to amortization as of October 31, 2004 related to trademarks acquired with IHD.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Nine months ended
	October 31,
	2004	2003
Net cash (received)/paid for:
Interest	$(864)	$(973)
Income taxes	2,743	6,724
Non-cash activities:
Capital lease obligations incurred to acquire assets	3,813	1,265

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

The Company is involved in litigation in Italy (in cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with Enrico Furgada, the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against it. One such claim in particular was filed on February 27, 2004 in the Court of Milan, Italy, by Locafit, in the amount of $4,500, based on exchange rates as of October 31, 2004. The total of all such actual and potential claims is approximately $16,581, based on exchange rates as of October 31, 2004.

On September 3, 2004, IAP Worldwide Services, Inc. commenced an action against certain of the Company’s U.S. and Egyptian subsidiaries in the United States Court for the Eastern District of Pennsylvania, involving an alleged hijacking of several electrical generator power modules moved from Alexandria, Egypt, to Iraq. The Company has filed a motion to dismiss the complaint and, in addition, it intends to assert that it is not responsible for this loss as its subsidiaries acted as an arranging freight forwarder. The Company is being defended through its insurance coverage. The plaintiff claims damages in excess of $4,800.

The Company is one of seven defendants named in a lawsuit filed on July 30, 2001 in the United States Bankruptcy Court for the Southern District of New York. The plaintiff, the committee of unsecured creditors of FMI Forwarding (formerly known as Intermaritime Forwarding), alleges under a theory of fraudulent conveyance that the Company paid inadequate consideration for certain assets of Intermaritime Forwarding and also alleges that the Company is liable for debts of FMI Forwarding on a successor liability theory. The plaintiff seeks recovery in an amount up to $4,600.

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

In accordance with SFAS No. 5, Accounting for Contingencies, the Company has accrued for loss contingencies relating to the disclosed legal proceedings where it believes unfavorable outcomes in the proceedings may be reasonably possible and they are probable or reasonably estimable.

NOTE 9. Retirement Benefit Plans

The Company operates defined benefit plans for qualifying employees in certain countries. Under these plans employees are entitled to retirement benefits as a certain percentage of the employee’s final salary on attainment of the qualifying retirement age. No other post-retirement benefits are provided.

The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
Service cost component	$306	$262	$914	$787
Plan participants’ contributions	95	82	285	246
Interest cost component	542	425	1,626	1,273
Expected return on assets	(705)	(558)	(2,117)	(1,676)
Amortization of unrecognized net loss	82	88	244	264

Net periodic pension expense	$320	$299	$952	$894

For the nine months ended October 31, 2004, $684 of contributions have been made by the Company to its pension plans. The Company presently anticipates contributing an additional $228 to fund its pension plans during the three-month period ending January 31, 2005, for a fiscal year total of $912.

NOTE 10. Subsequent Events

On December 6, 2004, the Company executed the documentation for a previously reported agreement reached in principle in August 2004 which qualifies its South African operations as black empowered under recently enacted legislation in South Africa. The transaction involved a reorganization of the Company’s South African operations (excluding IHD) and the transfer of such operations to a newly formed entity in exchange for an interest bearing promissory note. In connection with the transaction, approximately 25% of the equity interests of the newly formed entity was sold at net book value to a black empowerment trust with the Company retaining the remaining approximately 75% equity interest in the entity. The transaction was structured to permit the empowerment trust to share in approximately 25% of the future income after taxes of the Company’s current South African operations (excluding IHD) above current net income levels.

On December 6, 2004, certain of the Company’s subsidiaries in South Africa entered into a senior revolving credit facility agreement with Nedbank Limited in South Africa, which provides for an aggregate credit facility of 480,000 South African rands (equivalent to approximately $77,900 as of October 31, 2004). Of this facility, approximately $40,600 is available for overdrafts, $24,400 is available for guarantees and standby letters of credit, $11,400 is available for capital leases and $1,500 is available for foreign exchange contracts. The facility is available on an ongoing basis until further notice, subject to Nedbank Limited’s credit review procedures and may be terminated by the bank at any time. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

UTi Worldwide Inc. and its subsidiaries (which we refer to as the company or UTi) is an international, non-asset-based global integrated logistics company that provides air and ocean freight forwarding, contract logistics, distribution, customs brokerage and other supply chain management services, including consulting, the coordination of purchase orders and customized management services. The company serves its customers through a worldwide network of freight forwarding offices, including exclusive agents and contract logistics centers.

Our business operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa and in each of these geographic segments our principal sources of income include airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics, distribution and other supply chain management services.

Our recent growth in gross revenue and net revenue for the three- and nine-month periods ended October 31, 2004 (which we refer to as the third quarter of fiscal 2005 and the first three quarters of fiscal 2005, respectively) compared to the respective prior year periods ended October 31, 2003 (which we refer to as the third quarter of fiscal 2004 and the first three quarters of fiscal 2004, respectively) resulted primarily from the growth of our existing operations along with favorable exchange rates as compared to the U.S. dollar and, to a lesser degree, growth which we attribute to our acquisitions.

A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we staff our operations based on uncertain future demand.

In February 2002, we initiated a five-year strategic operating plan which we named NextLeap. NextLeap is our plan to move UTi Worldwide from being a global freight forwarding operator to a company that can offer our customers a comprehensive and integrated range of services across the entire supply chain. NextLeap is a process of expanding and integrating our relationship with our customers and increasing the range of services we offer and provide for our customers, and thus cannot be measured in terms of “percentage implemented.” Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. As of October 31, 2004, we have completed eleven of the twenty quarters covered by NextLeap. We face numerous challenges in trying to achieve our objectives under the strategic plan, including challenges involving attempts to leverage customer relationships, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our business is subject to numerous factors beyond our control and we may not be able to successfully implement NextLeap and no assurances can be given that our efforts will result in increased revenues or improved margins or profitability. If we are not able to increase our revenues and improve our operating margins in the future under NextLeap, our results of operations could be adversely affected.

Effect of Foreign Currency Translation on Comparison of Results

Our reporting currency is the United States (U.S.) dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes will be affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower gross and net revenues reported, however as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect will occur if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchanges rates may adversely impact the net book value of our assets. We cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

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

Effective October 12, 2004, we acquired 100% of the issued and outstanding shares of Unigistix Inc. (Unigistix), a Canadian corporation which serves customers in the telecommunications, apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions. The initial purchase price was approximately $76.2 million in cash. The initial purchase price is subject to adjustment based on a final determination of working capital of Unigistix as of October 12, 2004. In addition to the initial payment, the terms of the acquisition agreement provide for additional consideration of up to approximately $4.9 million contingent upon the anticipated future growth of Unigistix over a two-year period ending on September 20, 2006. The final purchase price allocation has not yet been determined.

Effective June 1, 2004, we acquired 100% of the issued and outstanding shares of International Healthcare Distributors (Pty.) Limited (IHD), a South African corporation, through a partnership we formed, of which we owned 100% as of October 31, 2004. Effective November 1, 2004, we sold 25.1% of the partnership to a South African black economic empowerment organization for fair market value which approximated a 25.1% share of the cost of the acquisition. The purchase price for IHD was approximately $38.8 million in cash. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers.

Effective February 1, 2004, we acquired 100% of the issued and outstanding shares of ET Logistics, S.L. (ET Logistics) and ILEX Consulting, S.L. (ILEX), both of which are Spanish corporations which provide logistics services. In addition to the initial cash purchase price for ET Logistics, there are four contingent earn-out payments, which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four fiscal years in the period ending January 31, 2008 in accordance with the modified purchase agreement dated November 3, 2004. We also acquired the additional 14% of the issued and outstanding shares of PT Union Trans Internusa (Indonesia) as of February 1, 2004.

Effective June 1, 2004 and October 28, 2004, we acquired the remaining 27% and 40% of the issued and outstanding shares of UTi (Taiwan) Limited and UTi Tasimacilik Limited, our Turkish subsidiary, respectively.

In the prior year, effective May 1, 2003 and October 1, 2003, we acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt.) Ltd., an Indian corporation, and 50% of the issued and outstanding shares of Kite Logistics (Pty.) Limited (Kite), a South African corporation, respectively. Since IHD owns the remaining 50% issued and outstanding shares of Kite, we acquired those remaining shares effective June 1, 2004 with our acquisition of IHD.

Reorganization of South African Operations

On December 6, 2004, we executed the documentation for a previously reported transaction designed to qualify our South African operations as black empowered under recently enacted legislation in South Africa. The transaction did not impact our IHD operations. Pursuant to this transaction, our subsidiary Pyramid Freight (Proprietary) Limited (which we refer to as Pyramid Freight) sold most of its South African operations to a newly-formed corporation called UTi South Africa (Proprietary) Limited (which we refer to as UTiSA). UTiSA also assumed liabilities associated with the transferred businesses.

The businesses were transferred to UTiSA in exchange for an interest-bearing obligation pursuant to which UTiSA owes Pyramid Freight the principal sum of ZAR680.0 million ($110.4 million using October 31, 2004 exchange rates). Under the terms of this loan, the outstanding balance bears interest at an effective annual rate of 14.5%. Three months prior to the fifth anniversary of the loan, the parties are to meet to negotiate the terms of repayment of the outstanding principal on the loan. If the parties are unable to agree on the terms of repayment, the outstanding principal and any remaining accrued and unpaid interest thereon are repayable in full on demand by Pyramid Freight. UTiSA has the right to prepay the loan without penalty.

UTiSA was formed for the purpose of this transaction and approximately 75% of its outstanding share capital is held by Pyramid Freight with the remaining approximately 25% held by the UTi Empowerment Trust, a trust registered in South Africa (which we refer to as the Empowerment Trust). The Empowerment Trust was established to provide broad based educational benefits to UTi’s staff in South Africa and their dependents. The transaction allows the Empowerment Trust to share in approximately 25% of the future growth of UTi’s current South Africa operations (excluding IHD) above current performance levels.

The Empowerment Trust and Pyramid Freight also entered into a shareholders agreement which provides for the method of appointing directors by the parties and contains other provisions concerning board and shareholder meetings, preemptive rights, rights of first refusal and other matters. Copies of the applicable Sale of Shares Agreement, Sale of Business Agreement, Loan Agreement and Shareholders’ Agreement are attached to this report as exhibits and are incorporated herein by reference.

Seasonality

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand, climate, economic conditions and numerous other factors beyond our control. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that these historical seasonal patterns will continue in future periods.

Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, but are not limited to, the company’s current business plan, strategy, strategic operating plan, discussion of its growth strategies and NextLeap, its global network and capabilities in contract logistics. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements, including increased competition, integration risks associated with acquisitions, the effects of changes in foreign exchange rates, uncertainties and risks associated with the company’s operations in South Africa, general economic, political and market conditions, including those in Africa, Asia and Europe; risks of international operations; the success and effects of new strategies, disruptions caused by epidemics, conflicts, wars and terrorism, and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission. The company’s actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Discussion of Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the third quarter of fiscal 2005 and the first three quarters of fiscal 2005 compared to the corresponding prior year periods. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31 2004, which are included in our annual report on Form 10-K for the year ended January 31, 2004, on file with the Securities and Exchange Commission. Our condensed consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

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

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the three and nine months ended October 31, 2004 and 2003, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended October 31,
	2004			2003
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$144,134	$43,600	$6,001	$104,961	$31,882	$3,084
Americas	149,962	72,631	6,951	119,629	66,221	4,932
Asia Pacific	191,428	30,202	10,880	118,309	23,543	7,827
Africa	116,979	55,586	7,773	55,827	34,899	4,952
Corporate	—	—	(4,862)	—	—	(2,822)

Total	$602,503	$202,019	$26,743	$398,726	$156,545	$17,973

	Change to three months ended October 31, 2004
	from three months ended October 31, 2003
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$39,173	$11,718	$2,917	37%	37%	95%
Americas	30,333	6,410	2,019	25	10	41
Asia Pacific	73,119	6,659	3,053	62	28	39
Africa	61,152	20,687	2,821	110	59	57
Corporate	—	—	(2,040)	—	—	(72)

Total	$203,777	$45,474	$8,770	51%	29%	49%

	Nine months ended October 31,
	2004			2003
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$429,219	$128,113	$19,493	$308,329	$90,879	$7,892
Americas	411,733	209,306	17,195	337,024	188,667	12,365
Asia Pacific	490,714	79,544	25,710	298,311	63,801	19,644
Africa	300,824	141,548	19,869	143,875	89,476	12,767
Corporate	—	—	(13,309)	—	—	(8,564)

Total	$1,632,490	$558,511	$68,958	$1,087,539	$432,823	$44,104

	Change to nine months ended October 31, 2004
	from nine months ended October 31, 2003
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$120,890	$37,234	$11,601	39%	41%	147%
Americas	74,709	20,639	4,830	22	11	39
Asia Pacific	192,403	15,743	6,066	64	25	31
Africa	156,949	52,072	7,102	109	58	56
Corporate	—	—	(4,745)	—	—	(55)

Total	$544,951	$125,688	$24,854	50%	29%	56%

Our Europe region showed improvements in gross and net revenues for both the third quarter of fiscal 2005 and the first three quarters of fiscal 2005 versus the comparable prior year periods primarily due to organic growth in both air and ocean freight forwarding, which resulted primarily from higher shipment volumes in the third quarter and first three quarters of fiscal 2005 compared to the third quarter and first three quarters of fiscal 2004, and increased revenues from our contract logistics services, which improved by over 40% when compared to the contract logistics revenues reported in the corresponding prior year periods. Secondarily, the impact of favorable exchange rates as compared to the U.S. dollar in the third quarter of fiscal 2005 and the first three quarters of fiscal 2005 when compared to the corresponding prior year periods resulted in increased gross and net revenues reported during the current year periods. The improvement in operating income continues to be the greatest in the Europe region out of all of our regions in both the third quarter of fiscal 2005 and first three quarters of fiscal 2005 as compared to the corresponding prior year periods due to controls on spending which were put in place starting in the third quarter of fiscal 2004 to hold the increase in costs to a lower percentage than our increase in net revenues. In addition, the results for the third quarter of fiscal 2004 and the first three quarters of fiscal 2004 were depressed by the results in our Sweden and Ireland operations, which improved starting in the latter part of fiscal 2004.

The increases in gross and net revenues in the Americas region for the third quarter of fiscal 2005 and the first three quarters of fiscal 2005 as compared to the corresponding prior year periods were also due primarily to organic growth related to higher airfreight and ocean freight forwarding shipment volumes, with improved ocean freight volumes during the third quarter of fiscal 2005. The impact of our acquisition of Unigistix on the Americas’ gross and net revenues during the third quarter of fiscal 2005 and the first three quarters of fiscal 2005 was favorable and is expected to be a larger contributor to future quarters as only a partial month of operations was included in our results as of October 31, 2004, based on the acquisition date. Similar to our Europe region, the improvement in Americas’ operating income also resulted from our concerted efforts to hold the increases in costs to a lower percentage than our increase in net revenues for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.

Our Asia Pacific region continued to post the highest gross revenues of all our regions for the third quarter and first three quarters of fiscal 2005. The increase in gross revenues in this region was driven primarily by higher ocean freight volumes in the region, followed by higher airfreight volumes, over the prior year comparable periods. The acquisition of IndAir, which was effective May 1, 2003, also added three months of acquisition impact to our gross and net revenues in the first three quarters of fiscal 2005 when compared to the first three quarters of fiscal 2004. Asia Pacific continues to be our region with the highest operating profit margins, calculated by dividing operating income for the region by net revenues for the region, increasing to 36.0% and 32.3% for the third quarter of fiscal 2005 and the first three quarters of fiscal 2005, respectively, from 33.2% and 30.8% for the corresponding prior year periods, respectively. These increases in operating profit margin were due to increased productivity in the region as we sought to manage our staff costs so that they declined as a percentage of net revenues and to holding our other operating expenses in line so that they did not increase more than the rate of growth in our net revenues.

Gross revenue in our Africa region more than doubled in the third quarter of fiscal 2005 and the first three quarters of fiscal 2005, while net revenue increased by 59% and 58%, respectively, as compared to the corresponding prior year periods due primarily to organic growth, driven by higher volumes, and to the impact of favorable exchange rates as compared to the U.S. dollar as well as the acquisition impact of Kite and IHD. Operating income in Africa grew at slower rates of growth than our net revenues for both the third quarter of fiscal 2005 and the first three quarters of fiscal 2005 in part as a result of the strengthening South African rand when compared to the U.S. dollar, which caused reported operating expenses (in U.S. dollars) to increase with no comparable currency translation increase on a portion of South Africa’s net freight forwarding revenues because those revenues are based on current U.S. dollar/South African rand exchange rates.

Because of the integrated nature of our business, with global customers being served by all of our regions and with at least two regions often operating together to carry out our freight forwarding services, we also analyze our business by type of service in addition to looking at our results by geographic regions.

By service line, our total increase of $203.8 million, or 51%, in gross revenue in the third quarter of fiscal 2005 over the third quarter of fiscal 2004 was due to increases in airfreight forwarding of $76.3 million, ocean freight forwarding of $90.2 million, contract logistics of $22.0 million, other revenue of $12.0 million and customs brokerage of $3.3 million. For the first three quarters of fiscal 2005, our total increase of $545.0 million, or 50%, in gross revenue by service line compared to the corresponding prior year period was due to increases in airfreight forwarding of $220.7 million, ocean freight forwarding of $224.1 million, contract logistics of $60.2 million, other revenue of $32.1 million and customs brokerage of $7.9 million.

Of the 51% and 50% increases in gross revenue for the third quarter of fiscal 2005 and the first three quarters of fiscal 2005 versus the comparable prior year periods, respectively, we estimate that over 35% was due to organic growth, while less than 10% was due to the impact of favorable exchange rates as compared to the U.S. dollar and less than 5% was due to the impact of acquisitions.

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

The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
Net revenues:
Airfreight forwarding	33%	34%	33%	34%
Ocean freight forwarding	13	12	13	12
Customs brokerage	10	11	10	11
Contract logistics	33	32	33	33
Other	11	11	11	10

Total net revenues	100	100	100	100
Staff costs	51	52	52	54
Depreciation and amortization	2	2	2	2
Amortization of intangible assets	*	*	*	*
Other operating expenses	33	34	33	34

Operating income	13	11	12	10
Interest income	1	1	1	1
Interest expense	*	(1)	*	(1)
Losses on foreign exchange	*	*	*	*

Pretax income	13	12	12	10
Provision for income taxes	(3)	(3)	(3)	(3)
Minority interests	*	*	*	*

Net income	10%	8%	9%	8%

* Less than one percent.

Three months ended October 31, 2004 compared to three months ended October 31, 2003

Net revenue increased $45.5 million, or 29%, to $202.0 million for the third quarter of fiscal 2005 compared to $156.5 million for the third quarter of fiscal 2004. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling $25.7 million and, to a lesser degree, the impact of favorable exchange rates as compared to the U.S. dollar during the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004 and the impact of acquisitions made during the first three quarters of fiscal 2005. On a constant currency basis when we translate our third quarter of fiscal 2005 results using currency exchange rates in effect for the third quarter of fiscal 2004, we estimate that favorable exchange rates and acquisitions accounted for approximately $10.4 million and $9.4 million, respectively, of the net revenue increase for the third quarter of fiscal 2005 versus the third quarter of fiscal 2004.

Airfreight forwarding net revenue increased $14.9 million, or 28%, to $67.1 million for the third quarter of fiscal 2005 compared to $52.2 million for the prior year third quarter. This increase primarily resulted from organic growth in all of our regions totaling $11.3 million, with the balance of the increase attributable to the impact of favorable exchange rates as compared to the U.S. dollar in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004. Our Asia Pacific region reported the highest organic growth rate in airfreight forwarding net revenue for the current quarter, growing over 30% from the third quarter of fiscal 2004, while all of our other regions reported organic growth rates of 12% or more, reflecting our increases in airfreight shipment volumes which were partially offset by lower yields. Additionally, airfreight forwarding net revenue in our Africa region during the third quarter of fiscal 2005 continued to benefit more than our other regions by the impact of favorable exchange rates as compared to the U.S. dollar during the third quarter of fiscal 2005 as compared to the corresponding prior year period.

Ocean freight forwarding net revenue increased $6.2 million, or 32%, to $25.3 million for the third quarter of fiscal 2005 compared to $19.1 million for the same prior year period. This increase was due primarily to increased volumes of over 40% in the third quarter of fiscal 2005 versus the third quarter of fiscal 2004 and was spread across all of our regions. These volume increases were partially offset by a decline in ocean freight forwarding yields in all of our regions in the third quarter of fiscal 2005 versus the third quarter of fiscal 2004. Our yields were negatively impacted by price increases from ocean carriers which were typically passed through to customers at lower margins than we have historically experienced.

Customs brokerage net revenue increased $2.4 million, or 14%, to $19.8 million for the third quarter of fiscal 2005 compared to $17.4 million for the same prior year period. Our increased customs brokerage net revenue in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 was generally the result of the higher shipping volumes resulting from increased demand for our services, especially in our Europe region.

Contract logistics net revenue increased $16.4 million, or 32%, to $67.1 million for the third quarter of fiscal 2005 compared to $50.7 million for the third quarter of fiscal year 2004. This increase was primarily due to the contributions from our acquisitions made in the first three quarters of fiscal 2005, especially from IHD and Unigistix which were effective June 1, 2004 and October 12, 2004, respectively, organic growth and the generally favorable impact of exchange rates as compared to the U.S. dollar during the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004, which accounted for approximately $3.2 million. Our Africa region accounted for almost two-thirds of our reported growth in contract logistics net revenue due primarily to the contribution of IHD and, secondarily, to the favorable impact of exchange rates as compared to the U.S. dollar and organic growth. Organic growth in the third quarter of fiscal 2005 versus the comparable prior year was most evident in our Asia Pacific and Europe regions which had the highest organic growth rate and highest organic growth amount, respectively, due to increased levels of business as well as new locations within the region. While total contract logistics net revenue in the Americas grew overall in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, it was negatively impacted during the current quarter by our shedding of some lower-margin business earlier this year.

Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $5.5 million, or 32%, to $22.7 million for the third quarter of fiscal 2005 compared to $17.2 million for the third quarter of fiscal 2004. This increase was primarily due to organic growth in our Africa region and the generally favorable impact of exchange rates as compared to the U.S. dollar during the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004.

Staff costs increased $21.0 million, or 26%, to $102.2 million for the third quarter of fiscal 2005 from $81.2 million for the same prior year period, primarily as a result of the addition of personnel in connection with increased levels of business, as well as our acquisitions, and the impact of exchange rates as compared to the generally weakening U.S. dollar during the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004, which accounted for approximately $4.2 million of the increase in staff costs. Total staff costs decreased to 51% for the third quarter of fiscal 2005 from 52% for the third quarter of fiscal 2004, when expressed as a percentage of net revenues. Staff costs are the largest component of operating expenses and we strive to manage these costs in relation to net revenue growth.

Depreciation and amortization expense increased by $1.7 million, or 45%, to $5.4 million for the third quarter of fiscal 2005 over the third quarter of fiscal 2004 primarily due to the impact of acquisitions and the impact of exchange rates as compared to the generally weakening U.S. dollar during the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. Depreciation and amortization expense stayed constant at 2% of net revenue in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.

Other operating expenses increased by $14.0 million, or 26%, to $67.7 million in the third quarter of fiscal 2005 compared to $53.7 million for the third quarter of fiscal 2004. Of this increase, approximately $2.8 million was due to the impact of exchange rates as compared to the generally weakening U.S. dollar during the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. Included in other operating expenses for the third quarter of fiscal 2005 are facilities and communications costs of $21.1 million compared to $17.2 million of such costs for the third quarter of fiscal 2004. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the third quarter of fiscal 2005, as compared to the third quarter of fiscal 2004 and secondarily to the impact of the exchange rate differences. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the third quarter of fiscal 2005, selling, general and administrative costs were $46.6 million compared to $36.5 million for the third quarter of fiscal 2004. The increase in selling, general and administrative costs was primarily a result of increased costs related to our domestic courier and trucking services, professional fees, insurance-type claims and other miscellaneous expenses along with the impact of the exchange rate differences and acquisitions. When expressed as a percentage of net revenue, other operating expenses decreased to 33% for the third quarter of fiscal 2005 from 34% for the third quarter of fiscal 2004.

Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Interest income and interest expense decreased in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 by $1.0 million, or 45%, and $0.9 million, or 49%, respectively. The decrease in interest income was primarily due to the lower levels of cash balances in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 as we used cash of approximately $101.4 million in connection with our acquisitions of IHD and Unigistix, and secondarily to lower interest rates. The decrease in interest expense was due primarily to lower average borrowings in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.

The effective income tax rate remained constant at 24% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Our overall tax rate is impacted by the geographic composition of our worldwide taxable income.

Net income increased by $6.7 million, or 51%, to $19.9 million in the third quarter of fiscal 2005 as compared to $13.2 million in the prior year period for the reasons discussed above.

Nine months ended October 31, 2004 compared to nine months ended October 31, 2003

Net revenue increased $125.7 million, or 29%, to $558.5 million for the first three quarters of fiscal 2005 compared to $432.8 million for the first three quarters of fiscal 2004. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling $72.1 million, the impact of favorable exchange rates as compared to the U.S. dollar during the first three quarters of fiscal 2005 when compared to the first three quarters of fiscal 2004 and the impact of acquisitions made during the first three quarters of fiscal 2005. On a constant currency basis when we translate our first three quarters of fiscal 2005 results using currency exchange rates in effect for the corresponding prior year period, we estimate that favorable exchange rates and acquisitions accounted for approximately $33.8 million and $19.8 million, respectively, of the net revenue increase for the first three quarters of fiscal 2005 versus the first three quarters of fiscal 2004.

Airfreight forwarding net revenue increased $39.5 million, or 27%, to $184.9 million for the first three quarters of fiscal 2005 compared to $145.4 million for the first three quarters of fiscal 2004. This increase primarily resulted from organic growth in all of our regions totaling $26.3 million and secondarily from the impact of favorable exchange rates as compared to the U.S. dollar in the first three quarters of fiscal 2005 when compared to the first three quarters of fiscal 2004. Our organic growth resulted from higher volumes in all of our regions, partially offset by lower yields. Airfreight forwarding net revenue in our Africa and Europe regions benefited more than our other regions from the impact of favorable exchange rates as compared to the U.S. dollar in the first three quarters of fiscal 2005 versus the first three quarters of fiscal 2004.

Ocean freight forwarding net revenue increased $17.4 million, or 32%, to $71.5 million for the first three quarters of fiscal 2005 compared to $54.1 million for the same prior year period. This increase was due primarily to increased volumes which almost doubled in the first three quarters of fiscal 2005 versus the first three quarters of fiscal 2004 and was spread across all of our regions, but was particularly strong in the Asia Pacific region. These volume increases were partially offset by a decline in yields in all of our regions in the first three quarters of fiscal 2005 versus the first three quarters of fiscal 2004. Our yields were negatively impacted by price increases from ocean carriers which were typically passed through to customers at lower margins than we have historically experienced.

Customs brokerage net revenue increased $7.8 million, or 16%, to $55.6 million for the first three quarters of fiscal 2005 compared to $47.8 million for the comparable prior year period. All of our regions had increased customs brokerage net revenue in the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004 primarily as a result of the higher shipping volumes resulting from increased demand for our services.

Contract logistics net revenue increased $42.9 million, or 30%, to $184.1 million for the first three quarters of fiscal 2005 compared to $141.2 million for the first three quarters of fiscal year 2004. This increase was primarily due to the contributions from our acquisitions made in the first three quarters of fiscal 2005, especially from IHD and Unigistix which were effective June 1, 2004 and October 12, 2004, respectively, organic growth and, to a lesser degree, the generally favorable impact of exchange rates as compared to the U.S. dollar during the first three quarters of fiscal 2005 when compared to the first three quarters of fiscal 2004. Our Africa region, where contract logistics net revenue more than tripled during the first three quarters of fiscal 2005 when compared to the first three quarters of fiscal 2004, was the biggest contributor to our growth in contract logistics net revenue during the current period. The contribution from our IHD acquisition, as well as favorable exchange rates as compared to the U.S. dollar during the first three quarters of fiscal 2005 versus the comparable prior year period and organic growth drove our performance in Africa. Our Europe region, with an organic growth rate over 40% during the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004, benefited from increased levels of business in the region. For the first three quarters of fiscal 2005, our Asia Pacific region reported the highest organic growth rate when compared to the corresponding prior year period due to increased business in the region.

Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $18.1 million, or 41%, to $62.4 million for the first three quarters of fiscal 2005 compared to $44.3 million for the first three quarters of fiscal 2004. This increase was primarily due to organic growth, especially in our Africa region, and the generally favorable impact of exchange rates as compared to the U.S. dollar during the first three quarters of fiscal 2005 when compared to the first three quarters of fiscal 2004.

Staff costs increased $57.7 million, or 25%, to $289.5 million for the first three quarters of fiscal 2005 from $231.8 million for the corresponding prior year period, primarily as a result of the addition of personnel in connection with increased levels of business, as well as our acquisitions, and the impact of exchange rates as compared to the generally weakening U.S. dollar during the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004, which accounted for approximately $14.6 million of the increase in staff costs. Total staff costs decreased slightly to 52% from 54% when expressed as a percentage of net revenues between the first three quarters of fiscal year 2005 and the first three quarters of fiscal year 2004. Staff costs are the largest component of operating expenses and we strive to manage these costs in relation to net revenue growth.

Depreciation and amortization expense increased by $2.7 million, or 25%, to $13.5 million for the first three quarters of fiscal 2005 compared to the first three quarters of fiscal 2004 primarily due to the impact of acquisitions and the impact of exchange rates as compared to the generally weakening U.S. dollar during the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004. Depreciation and amortization expense stayed constant at 2% of net revenue in the first three quarters of fiscal 2005, when compared with the comparable prior year period.

Other operating expenses increased by $40.0 million, or 27%, to $185.7 million in the first three quarters of fiscal 2005 compared to $145.7 million for the first three quarters of fiscal 2004. Of this increase, approximately $10.2 million was due to the impact of exchange rates as compared to the generally weakening U.S. dollar during the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004. Included in other operating expenses for the first three quarters of fiscal 2005 are facilities and communications costs of $60.2 million compared to $48.8 million of such costs for the first three quarters of fiscal 2004. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004 and secondarily to the impact of the exchange rate differences. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first three quarters of fiscal 2005, selling, general and administrative costs were $125.5 million compared to $96.9 million for the first three quarters of fiscal 2004. The increase in selling, general and administrative costs was primarily a result of increased costs related to our domestic courier and trucking services, professional fees, insurance-type claims and other miscellaneous expenses along with the impact of the exchange rate differences and acquisitions. When expressed as a percentage of net revenue, other operating expenses declined to 33% for the first three quarters of fiscal 2005 as compared to 34% for the first three quarters of fiscal 2004.

Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Interest income and interest expense decreased in the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004 by $2.2 million, or 40%, and $1.9 million, or 42%, respectively. The decrease in interest income was primarily due to the lower levels of cash balances in the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004 as we used approximately $101.4 million of cash in connection with our acquisitions of IHD and Unigistix, and secondarily to lower interest rates, while the decrease in interest expense was due primarily to lower average borrowings in the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004.

The effective income tax rate increased to 27% in the first three quarters of fiscal 2005 when compared to 25% in the first three quarters of fiscal 2004. This effective income tax rate increase was primarily due to changes in the geographic composition of our taxable income.

Net income increased by $16.3 million, or 50%, to $48.9 million in the first three quarters of fiscal 2005 as compared to $32.6 million in the prior year period for the reasons discussed above.

Liquidity and Capital Resources

As of October 31, 2004, our cash and cash equivalents totaled $124.3 million, representing a decrease of $32.3 million from January 31, 2004, as a result of using a net total of $42.7 million of cash in our operating, investing and financing activities offset by a positive impact of $10.4 million related to the effect of foreign exchange rate changes on our cash balances. Historically, we have used our internally generated net cash flow from operating activities along with the net proceeds from the issuance of ordinary shares to fund our working capital requirements, capital expenditures, acquisitions and debt service.

In the first three quarters of fiscal 2005, operating activities provided us with $15.3 million in net cash. This resulted from net income of $48.9 million plus depreciation and amortization of intangible assets totaling $14.3 million and other items totaling $4.3 million, offset by a net increase in working capital of approximately $52.2 million. The increases in trade receivables and other current assets and trade payables and other current liabilities during the first three quarters of fiscal 2005 were primarily due to increased levels of business in all of our geographic regions, during the first three quarters of fiscal 2005 as compared to the comparable prior year period.

During the first three quarters of fiscal 2005, we used an aggregate of $118.5 million of cash for acquisitions and contingent earn-out payments, of which approximately $76.2 million (net of cash acquired), $25.2 million and $1.6 million was used to acquire Unigistix, IHD and ET Logistics, respectively. We also used a total of approximately $3.0 million to increase our shareholdings in our Indonesian, Taiwanese, Turkish and other subsidiaries and approximately $1.1 million was used for a final contingent earn-out payment related to our acquisition of the Continental group of companies made in fiscal 2001, while approximately $11.4 million of cash was used for an earn-out payment related to our acquisition of Grupo SLi and Union, SLi, which we refer to as SLi.

Future earn-out payment calculations, which may result in a significant use of cash (or in the case of our acquisition of SLi, the possible issuance of shares as the acquisition agreement permits the sellers to elect, at their option, the earn-out payment in the form of ordinary shares instead of cash at a deemed price of $15.82 per ordinary share), include the two remaining contingent earn-out payment calculations related to our acquisition of SLi, which are scheduled for the third quarters of fiscal 2006 and fiscal 2007, four contingent earn-out payments related to our acquisition of ET Logistics which will be calculated based on a multiple of the acquired operation’s future earnings for each of the fiscal years in the four-year period ending January 31, 2008 and two contingent earn-out payments related to our acquisition of Unigistix which will also be calculated based on a multiple of the acquired operation’s future earnings for each of the two twelve-month periods in the period ending October 31, 2006 and are subject to a maximum of $4.9 million. There are no contractual limits on the amounts that may be payable under the contingent earn-out payment terms for SLi or ET Logistics as they are contingent on the earnings of each of the acquired businesses; however, we anticipate that the contingent earn-out payments would generally be self-funding in that the increased earnings from the operations would be used to fund the earn-out payments.

During the first three quarters of fiscal 2005, cash used for capital expenditures was $15.1 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we do not expect our capital expenditures to be significantly higher in fiscal 2005 when compared to fiscal 2004.

Our financing activities during the third quarter of fiscal 2005 provided $75.0 million of cash, primarily due to net increased borrowing on our bank lines of credit of $77.8 million.

Credit Facilities

We have various bank credit facilities established in countries where such facilities are required for our business. At October 31, 2004 these facilities provided for lines of credit from approximately $0.1 million to $50.0 million totaling $147.6 million, and provided for guarantees, which are a necessary part of our business, totaling $75.9 million, for a total borrowing capacity of $223.5 million. Our borrowings under these facilities totaled $96.0 million at October 31, 2004 and we had approximately $51.6 million of available, unused borrowing capacity under our various bank lines of credit.

Due to the global nature of our business, we utilize a number of different financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 0.5% to 16.8% at October 31, 2004. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that is extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are properly recorded as liabilities in our financial statements. Therefore no additional liabilities have been recorded for these guarantees in the unlikely event that the guarantor company were to be required to perform as those liabilities would be duplicative. While the majority of our borrowings are due and payable within one year, we believe we will be able to renew such facilities on commercially reasonable terms.

As of October 31, 2004, our largest credit facility was with Nedbank Limited in the United Kingdom (Nedbank UK), totaling 28.3 million British pounds sterling (equivalent to approximately $51.8 million as of October 31, 2004). Of this facility, approximately $45.3 million is primarily used for guarantees and standby letters of credit to secure banking facilities and $6.5 million is primarily used for guaranteeing performance undertakings of our subsidiary companies. The facility is available on an ongoing basis until further notice, subject to Nedbank UK’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank UK. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.

Our second largest credit facility as of October 31, 2004 was a senior revolving syndicated credit facility agreement between certain of our subsidiaries in the United States and LaSalle Bank National Association as agent, and various other lenders, which provides for up to $50.0 million of borrowings based on a formula of eligible accounts receivable primarily for use in our operations in the United States. The credit facility is secured by substantially all of the assets of our U.S. subsidiaries as well as a pledge of the stock of the U.S. subsidiaries. This credit facility matures in August 2007 and contains financial and other covenants and restrictions applicable to our U.S. operations and a change of control provision applicable to changes at the U.S. holding company level. This agreement limits the right of the U.S. operating company to distribute funds to holding companies.

On December 6, 2004, certain of our subsidiaries in South Africa entered into a senior revolving credit facility agreement with Nedbank in South Africa (Nedbank SA), which provides for an aggregate credit facility of 480.0 million South African rands (equivalent to approximately $77.9 million as of October 31, 2004). Of this facility, approximately $40.6 million is available for overdrafts, $24.4 million is available for guarantees and standby letters of credit, $11.4 million is available for capital leases and $1.6 million is available for foreign exchange contracts. As with our Nedbank UK facility and with other facilities we have had with Nedbank in the past, this facility is available on an ongoing basis until further notice, subject to Nedbank SA’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank SA. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.

Contractual Obligations

Operating lease obligations increased by approximately $34.9 million from January 31, 2004 to October 31, 2004 due primarily to the leases we acquired with IHD and Unigistix. There have been no other significant changes in our contractual obligations from January 31, 2004 to October 31, 2004.

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

There have been no significant changes in the company’s critical accounting policies during the first three quarters of fiscal 2005.

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

Our business is related to and dependent on general world economic conditions, and the local, regional, national and international conditions that affect international trade and the specific regions or countries that we serve. We are affected by recessionary economic cycles and downturns in our customers’ business cycles, particularly in market segments and industries such as apparel, pharmaceutical, chemical, automotive and high technology electronics, where we have a significant concentration of customers.

Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts, may adversely affect the global economy, our customers and their ability to pay for services. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. We expect that our revenue and results of operations will continue to be sensitive to global and regional economic conditions.

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

Our reporting currency is the United States dollar. For the fiscal year ended January 31, 2004 and for the nine-month period ended October 31, 2004, we derived a substantial portion of our gross revenue in currencies other than the United States dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the United States dollar could adversely affect our reported United States dollar earnings. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into United States dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results. We will experience the effects of changes in foreign currency exchange rates on our consolidated net income in the future.

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

In third quarter of fiscal year 2005, we reached an agreement in principle, which will qualify our South African operations as black empowered. The transaction, which does not impact our IHD operations, involves a reorganization of our South African operations (excluding IHD) and the transfer of such operations to a newly formed entity in exchange for an interest bearing promissory note. In connection with the transaction, approximately 25% of the equity interests of the newly formed entity was sold to a black empowerment trust and we retained the remaining approximately 75% equity interest in the entity. The transaction is structured to permit the empowerment trust to share in approximately 25% of the future income after taxes of our current South African operations (excluding IHD) above current net income levels. It is possible that this transaction may result in unexpected dilution to our consolidated earnings in the current fiscal year and dilution to our earnings in future fiscal years. Moreover, there are risks associated with having a 25% shareholder involved in our operations and it is also possible that that our South African operations will not receive the anticipated business benefits of being certified as black empowered.

Because our business is dependent on commercial airfreight carriers and air charter operators, ocean freight carriers and other transportation companies, changes in available cargo capacity and other changes affecting such carriers, as well as interruptions in service or work stoppages by such carriers, may negatively impact our business.

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

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand, climate, economic conditions and numerous other factors beyond our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

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

Our operating results have fluctuated in the past and it is likely that they will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. Changes in our pricing policies and those of our competitors and changes in the shipping patterns of our customers may adversely impact our operating results. In addition, the following factors could also cause fluctuations in our operating results:

•	personnel costs,

•	fluctuations in currency exchange rates,

•	costs relating to the expansion of operations,

•	costs and revenue fluctuations due to acquisitions,

•	pricing and availability of cargo space on airlines, ships and trucks which we utilize to transport freight,

•	adjustments in inventory levels,

•	fluctuations in fuel surcharges,

•	pricing pressures from our competitors,

•	changes in our customers’ requirements for contract logistics and outsourcing services,

•	customer discounts and credits, and

•	timing and magnitude of capital expenditures.

Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

We have grown and plan to grow, in part, through acquisitions of other freight forwarders, customs brokers, contract logistics providers and supply chain management providers. Growth by acquisitions involves risks and we may not be able to identify or acquire companies consistent with our growth strategy or successfully integrate any acquired business into our operations.

We have grown through acquisitions and we may pursue opportunities to expand our business by acquiring other companies in the future.

Acquisitions involve risks including those relating to:

•	identification of appropriate acquisition candidates or negotiation of acquisitions on favorable terms and valuations,

•	integration of acquired businesses and personnel,

•	implementation of proper business and accounting controls,

•	ability to obtain financing, on favorable terms or at all,

•	diversion of management attention,

•	retention of employees and customers, and

•	unexpected costs, expenses and liabilities.

Our growth strategy may affect short-term cash flow and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We also may issue our ordinary shares from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of our ordinary shares that we may issue could in turn be significant. In addition, we may also grant registration rights covering those ordinary shares in connection with any such acquisitions and investments. Acquisitions completed by us have included contingent earn-out arrangements which provide for payments which may be made by us in cash which would reduce the amount of cash available to us or could cause us to incur additional indebtedness and by the our issuance of additional shares resulting in an increase in the number of our outstanding shares. If we are not able to identify or acquire companies consistent with our growth strategy or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, and our operating results may be adversely affected.

Our growth and profitability may not continue, which may result in a decrease in our stock price.

We experienced significant growth in revenue and operating income over the past several years. There can be no assurance that our growth rate will continue or that we will be able to effectively adapt our management, administrative and operational systems to respond to any future growth. We can provide no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in industry, economic or political conditions. Slower or less profitable growth or losses would adversely affect our results of operations, which may result in a decrease in our stock price.

We may not succeed with our NextLeap strategic operating plan, and as a result our revenue and profitability may not increase.

We recently completed the eleventh quarter of NextLeap, our five-year strategic operating plan designed to help us transition from being a global freight forwarding operator to a global integrated logistics provider offering our customers a comprehensive range of services across the entire supply chain. Under NextLeap, we are undertaking various efforts to attempt to increase the number of our customers and our revenue, improve our operating margins, and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our business is subject to numerous factors and risks beyond our control and we may not be able to successfully implement NextLeap and no assurance can be given that our efforts will result in increased revenues or improved margins or profitability. If we are not able to increase our revenue or improve our operating margins in the future, our results of operations could be adversely affected.

Our effective income tax rate will impact our results of operations, cash flow and profitability.

We have international operations and generate taxable income in different countries throughout the world, with different effective income tax rates. Our future effective income tax rate will be impacted by a number of factors, including the geographical composition of our worldwide taxable income. If the tax laws of the countries in which we operate are rescinded or changed or the United States or other foreign tax authorities were to change applicable tax laws or successfully challenge the manner or jurisdiction in which our profits are recognized, our effective income tax rate could increase, which would adversely impact our cash flow and profitability.

We face intense competition in the freight forwarding, contract logistics and supply chain management industry.

The freight forwarding, contract logistics and supply chain management industry is intensely competitive and we expect it to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry. We also encounter competition from regional and local third-party logistics providers, freight forwarders and integrated transportation companies. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players, including wholesalers in the pharmaceutical industry, and larger competitors. In addition, customers increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also face competition from air and ocean carriers, computer information and consulting firms and contract manufacturers, all of which traditionally operated outside of the supply chain management industry, but are now beginning to expand the scope of their operations to include supply chain related services. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which could damage the long-term or short-term prospects of our business.

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

Our future performance depends, in significant part, upon the continued service of our key management personnel, including Roger MacFarlane (Chief Executive Officer), Matthys Wessels (Vice Chairman of the Board and Chief Executive Officer – African Region), Alan Draper (Executive Vice President and President – Asia Pacific Region), John Hextall (President of Europe, Middle East and North Africa Region and President of Americas Region for Freight Forwarding), Gene Ochi (Senior Vice President – Marketing and Global Growth) and Lawrence Samuels (Senior Vice President – Finance, Chief Financial Officer and Secretary). There can be no assurance that we can retain such key managerial employees. The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure you that we will be successful in our efforts.

Because we are a holding company, we are financially dependent on receiving distributions from our subsidiaries and we could be harmed if such distributions could not be made in the future.

We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of their bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid. In addition, the amount of dividends that our subsidiary in Zimbabwe may pay is limited each year by the cumulative amount the board of directors of such subsidiary has declared as dividends out of each year’s earnings.

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

We may require additional financing to fund our operations and our current plans for expansion. Because our credit facilities often are limited to the country in which the facility is originated, we may require additional financing to fund our operations in countries in which we do not have existing credit facilities. In addition, when our existing credit facilities expire, we may need to obtain replacement financing. Our two largest credit facilities are with Nedbank UK and Nedbank SA, and the banks have the right to terminate these facilities at any time and cause outstanding principal and interest payments due under these facilities to become immediately due and payable. Additional or replacement financing may involve incurring debt or selling equity securities. There can be no assurance that additional or replacement financing will be available to us on commercially reasonable terms or at all. If we incur additional debt, the risks associated with our business could increase. If we raise capital through the sale of equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to obtain additional or replacement financing, our ability to fund our operations and meet our current plans for expansion will be materially adversely affected.

If we fail to develop and integrate information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our customers and protect against disruptions of our operations, we may lose inventory items, orders or customers, which could seriously harm our business.

Increasingly, we compete for customers based upon the flexibility and sophistication of the information technology systems supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our web site or connect electronically, could significantly disrupt our operations, prevent customers from placing orders, or cause us to lose inventory items, orders or customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future transaction volumes will decline. In addition, we expect customers to continue to demand more sophisticated, fully integrated information technology systems from their supply chain services providers. If we fail to hire qualified persons to implement, maintain and protect our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our customers and protect against disruptions of our operations, we may lose inventory items, orders or customers, which could seriously harm our business.

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

We license a variety of software that is used in our information technology system, which we call eMpower. As a result, the success and functionality of our information technology system is dependent upon our ability to continue our licenses for this software. There can be no assurance that we will be able to maintain these licenses or replace the functionality provided by this software on commercially reasonable terms or at all. The failure to maintain these licenses or a significant delay in the replacement of this software could have a material adverse effect on our business, financial condition and results of operations.

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

In general, we limit by contract and/or International Conventions and laws our liability to our customers for loss or damage to their goods to $20 per kilogram (approximately $9.07 per pound) for airfreight shipments and $500 per carton or customary unit, including an ocean container, for ocean freight shipments, with the actual insured amount determined based on the value of the freight. However, because a freight forwarder’s relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our customers. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than us, assumes liability for the safe delivery of the customer’s cargo to its ultimate destination. When we provide contract logistics services, we may be responsible for losses related to inventory “shrinkage” or other disruptions in shipments, for which we seek to limit our liability by purchasing insurance. We have, from time to time, made payments to our customers for claims related to our services and may make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future or exceed our insurance levels. In addition, significant increases in insurance costs could reduce our profitability.

The failure of our policies and procedures which are designed to prevent the unlawful transportation or storage of hazardous, explosive or illegal materials could subject us to large fines, penalties or lawsuits.

We are subject to a broad range of foreign and domestic (including state and local) environmental, health and safety and criminal laws and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous waste and the shipment of explosive or illegal substances. In the course of our operations, we may be asked to arrange for the storage or transportation of substances defined as hazardous under applicable laws. As is the case with any such operation, if a release of hazardous substances occurs on or from our facilities or from the transporter, we may be required to participate in the remedy of, or otherwise bear liability for, such release or be subject to claims from third parties whose property or person is injured by the release. In addition, if we arrange for the storage or transportation of hazardous, explosive or illegal materials in violation of applicable laws or regulations, we may face civil or criminal fines or penalties, including bans on making future shipments in particular geographic areas. In the event we are found to not be in compliance with applicable environmental, health and safety laws and regulations or there is a future finding that our policies and procedures fail to satisfy requisite minimum safeguards or otherwise do not comply with applicable laws or regulations, we could be subject to large fines, penalties or lawsuits and face criminal liability. In addition, if any damage or injury occurs as a result of the storage or transportation of hazardous, explosive or illegal materials, we may be subject to claims from third parties, and bear liability, for such damage or injury even if we were unaware of the presence of the hazardous, explosive or illegal materials.

If we fail to comply with applicable governmental regulations, we could be subject to substantial fines or revocation of our permits and licenses and we may experience increased costs as a result of governmental regulation.

Our air transportation activities in the United States are subject to regulation by the Department of Transportation as an indirect air carrier and by the Federal Aviation Administration (FAA). We are also subject to security measures and strict shipper and customer classifications by the new Transportation Security Administration (TSA). We anticipate new security requirements regarding the handling of airfreight in the near term. Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation, as necessary. We are accredited in each of our offices by the International Air Transport Association (IATA) or the Cargo Network Services Corporation, a subsidiary of the IATA, as a registered agent. Our indirect air carrier status is also subject to the Indirect Air Carrier Standard Security Program administered by the TSA. We are licensed as a customs broker by the United States Customs and Border Protection of the Department of Homeland Security (which we refer to as the CBP) in each United States customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing Customs-Trade Partnership against Terrorism (C-TPAT), we are also subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under the Container Security Initiative, which is administered by the CBP. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

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

We may experience an increase in operating costs, such as costs for security, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. Compliance with changing governmental regulations can be expensive. No assurance can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges. We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating permits and licenses.

If we are not able to sell container space that we purchase from ocean shipping lines and capacity that we charter from our carriers, we will not be able to recover our out-of-pocket costs and our profitability may suffer.

As an indirect ocean carrier or non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at variable rates. As an airfreight forwarder, we also charter aircraft capacity to meet peak season volume increases for our customers, particularly in Hong Kong and other locations in Asia. We then solicit freight from our customers to fill the ocean containers and air charter capacity. When we contract with ocean shipping lines to obtain containers and with air carriers to obtain charter aircraft capacity, we become obligated to pay for the container space or charter aircraft capacity that we purchase. If we are not able to sell all of our purchased container space or charter aircraft capacity, we will not be able to recover our out-of-pocket costs for such purchase of container space or charter aircraft capacity and our results would be adversely affected.

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

In some cases, we lease single-tenant warehouses and distribution facilities under leases with terms longer than the contract logistics services contracts we have with our customers. We are required to pay rent under these real property leases even if our customers decide not to renew or otherwise terminate their agreements with us and we are not able to obtain new customers for these facilities. As a result, our revenues and earnings may be adversely affected. In addition, if we experience a decline in demand for space in our shared warehouses, then our revenues and earnings may decline as we would continue to be obligated to pay the full amount of the underlying leases.

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

Our executive officers, directors and principal shareholders and their respective affiliates control a significant portion of our ordinary shares. As a result, these shareholders may be able to influence us and our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these shareholders. These transactions might include proxy contests, mergers, tender offers, open market purchase programs or other purchases of our ordinary shares that could give our shareholders the opportunity to realize a premium over the then-prevailing market price of our ordinary shares.

It may be difficult for our shareholders to effect service of process and enforce judgments obtained in United States courts against us or our directors and executive officers who reside outside of the United States.

We are incorporated in the British Virgin Islands. Several of our directors and executive officers reside outside the United States, and a majority of our assets are located outside the United States. As a result, we have been advised by legal counsel in the British Virgin Islands that it may be difficult or impossible for our shareholders to effect services of process upon, or to enforce judgments obtained in United States courts against, us or our directors and executive officers, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States.

Because we are incorporated under the laws of the British Virgin Islands, it may be more difficult for our shareholders to protect their rights than it would be for a shareholder of a corporation incorporated in another jurisdiction.

Our corporate affairs are governed by our Memorandum and Articles of Association and by the International Business Companies Act of 1984 (Cap 291) of the British Virgin Islands. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders may differ from those that would apply if we were incorporated in the United States or another jurisdiction. The rights of shareholders under British Virgin Islands law are not as clearly established as are the rights of shareholders in many other jurisdictions. Thus, you may have more difficulty protecting your interests in the face of actions by our board of directors or our principal shareholders than you would have as shareholders of a corporation incorporated in another jurisdiction.

Future issuances of preference shares could adversely affect the holders of our ordinary shares.

We are authorized to issue up to 100,000,000 preference shares, of which 50,000,000 have been designated as Class A preference shares and 50,000,000 have been designated as Class B preference shares. Our board of directors may determine the rights and preferences of the Class A and Class B preference shares within the limits set forth in our Memorandum and Articles of Association and applicable law. Among other rights, our board of directors any determine, without further vote or action by our shareholders, the dividend, voting, conversion, redemption and liquidation rights of our preference shares. Our board of directors may also amend our Memorandum and Articles of Association to create from time to time one or more classes of preference shares. The issuance of any preference shares could adversely affect the rights of the holders of ordinary shares, and therefore reduce the value of the ordinary shares. While currently no preference shares are outstanding, no assurance can be made that we will not issue preference shares in the future.

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

Provisions of our Memorandum and Articles of Association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our ordinary shares. Provisions in our Memorandum and Articles of Association may delay, deter or prevent other persons from attempting to acquire control of us. These provisions include:

•	the authorization of our board of directors to issue preference shares with such rights and preferences determined by the board, without the specific approval of the holders of ordinary shares;

•	our board of directors is divided into three classes each of which is elected in a different year;

•	the prohibition of action by the written consent of the shareholders;

•	the establishment of advance notice requirements for director nominations and actions to be taken at shareholders meetings; and

•	the requirement that the holders of two-thirds of the outstanding shares entitled to vote at a meeting are required to approve changes to specific provisions of our Memorandum and Articles of Association including those provisions described above and others which are designed to discourage non-negotiated takeover attempts.

In addition, our Memorandum and Articles of Association permits special meetings of the shareholders to be called only by our chief executive officer or our board of directors upon request by a majority of our directors or the written request of holders of more than 50 percent of our outstanding voting securities. Provisions of British Virgin Islands law to which we are subject could substantially impede the ability of our shareholders to benefit from a merger, takeover or other business combination involving us, discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, and impede the ability of our shareholders to change our management and board of directors.

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

As of October 31, 2004, there had been no material changes in our exposure to market risks since January 31, 2004 as described in our annual report on Form 10-K for the fiscal year ended January 31, 2004 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies and interest rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the fiscal year ended January 31, 2004.

Item 4. Controls and Procedures

As of October 31, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rule 13a — 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report at ensuring that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act. No change in the company’s internal control over financial reporting has occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal proceedings, including claims and litigation arising in the ordinary course of our business. We are not aware of any material legal proceedings instituted against us during the third quarter of fiscal 2005 or of any material developments in any of the legal proceedings previously disclosed under Part I, Item 3, “Legal Proceedings,” of our annual report on Form 10-K for the fiscal year ended January 31, 2004 or our subsequent reports and filings, on file with the Securities and Exchange Commission except as set forth below.

The previously disclosed legal proceeding in connection with a wrongful death suit in Texas (Sim et. al. versus Sharpless et. al. filed on August 19, 2003 in the District Court of Dallas County, Texas) was settled in principle on or about November 11, 2004, with no admittance of fault by either party and with the settlement payment required to be made by UTi’s insurer with no additional payment required to be made by UTi.

On September 3, 2004, IAP Worldwide Services, Inc. commenced an action against certain of our U.S. and Egyptian subsidiaries in the United States Court for the Eastern District of Pennsylvania, involving an alleged hijacking of several electrical generator power modules moved from Alexandria, Egypt, to Iraq. We have filed a motion to dismiss the complaint and, in addition, we intend to assert that we are not responsible for this loss as our subsidiaries acted as an arranging freight forwarder. We are being defended through our insurance coverage. The plaintiff claims damages in excess of $4.8 million.

In accordance with SFAS No. 5, Accounting for Contingencies, we have accrued for loss contingencies relating to the disclosed legal proceedings where we believe that unfavorable outcomes in the proceedings may be reasonably possible and that they are probable or reasonably estimable. The ultimate aggregate amount of monetary liability or financial impact, if any, with respect to any litigation, claim or proceeding, including the matters described in the preceding paragraphs, is subject to many uncertainties and is therefore not predictable with assurance.

Item 5. Other Information

Compensation Awards

On September 3, 2004, the Compensation Committee of our Board of Directors (the Committee) approved restricted stock awards under UTi’s 2004 Long-Term Incentive Plan (which we refer to as LTIP) to certain of the company’s executive officers. The Committee approved two types of restricted stock awards - performance enhancement awards (Performance Awards) and long-term incentive awards (Long-Term Awards). Each of the following executive officers of the company received the following number and type of awards:

		Performance	Long-Term
Name	Position	Awards	Awards
John S. Hextall	President - Europe, Middle East and North Africa Region; and President - Americas Region for Freight Forwarding	8,582	8,582

Gene Ochi	Senior Vice President - Marketing and Global Growth	6,952	6,952

Lawrence R. Samuels	Senior Vice President - Finance; Chief Financial Officer; and Secretary	6,220	6,220

Alan C. Draper	Executive Vice President; President - Asia Pacific Region; and Director	13,570	13,570

Roger I. McFarlane	Chief Executive Officer; and Director	13,570	—

Matthys J. Wessels	Vice Chairman of the Board of Directors; Chief Executive Officer - African Region; and Director	13,570	—

The company has prepared Performance Enhancement Award Agreements (Performance Award Agreements) for each of the executive officers listed above and a Long-Term Award Agreement for each of the executive officers listed above who received a Long-Term Award (Term Award Agreements).

The Performance Awards consist of restricted stock units, which entitle the holder to have stock issued to him or her upon the satisfaction of performance criteria based upon the company’s earnings per share and cash flow performance. The Performance Awards are subject to vesting over a three-year period, with 100% of the shares vesting at the end of the performance period. The amount of stock issuable under the Performance Awards will be based on the company’s performance relative to certain earnings targets.

The Long-Term Awards consist of restricted stock units, which entitle the holder to have stock issued to him or her upon the passage of time. Under the Long-Term Awards, 100% of the shares will vest at the end of the 5 year retention period.

A copy of LTIP is on file with the Securities and Exchange Commission as Exhibit 4.1 to the company’s Form S-8 registration statement, File No. 333-116894. The form of Performance Award Agreement used in connection with the Performance Awards, including the awards to the executive officers listed above, is attached hereto as Exhibit 10.9 to this quarterly report on Form 10-Q and is incorporated herein by reference. The form of Long-Term Award Agreement used in connection with the Long-Term Awards, including the awards to the executive officers listed above, is attached hereto as Exhibit 10.10 to this quarterly report on Form 10-Q and is incorporated herein by reference.

Cash Bonus Arrangement

On December 2, 2004, our Board of Directors memorialized in writing our amended and restated discretionary cash bonus arrangement for our strategic leadership team. This plan, which we call our Amended and Restated Senior Leadership Team (SLT) Annual Cash Bonus Plan, allows the Compensation Committee to award annual discretionary cash bonuses to our executives who are members of our strategic leadership team, including our named executive officers. Cash bonuses under the plan are based on a number of objectives and criteria established by the Compensation Committee, which objectives include, but are not limited to: (a) the development, implementation and leading of long-term strategic initiatives; (b) achievement of regional financial targets; (c) ensuring operational excellence within and across the company’s core services; (d) providing leadership and creating an environment that fosters passion, teamwork and agility within the organization; (e) building and sustaining long-term customer relationships; (f) leading and supporting enterprise initiatives; and, (g) such other performance objectives as ultimately agreed to by the Compensation Committee. A copy of the plan as amended and restated by the Board of Directors is attached to this report as Exhibit 10.11 and is incorporated herein by reference.

Reorganization of South African Operations

As disclosed under the caption, “Overview — Reorganization of South African Operations” in Part I, Item 2 of this report, we excuted documentation on December 6, 2004 regarding a transaction designed to qualify our South African operations as Black empowered under recently enacted legislation in South Africa. Pursuant to this transaction, our subsidiary Pyramid Freight sold our South African operations to a newly-formed corporation called UTiSA. UTiSA also assumed liabilities associated with the transferred businesses. UTiSA was formed for the purpose of this transaction and 75% of its outstanding share capital is held by Pyramid Freight and the remaining 25% is held by the Empowerment Trust.

The Empowerment Trust and Pyramid Freight also entered into a shareholders agreement on December 6, 2004 which provides for the method of appointing directors by the parties and contains provisions concerning board and shareholder meetings, preemptive rights, rights of first refusal, and other matters. Copies of the applicable Sale of Shares Agreement, Loan Agreement, Shareholders’ Agreement and Sale of Business Agreement are attached to this report as exhibits 10.4, 10.5, 10.6 10.7, respectively, and are incorporated herein by reference.

Credit Facility

As disclosed under the caption, “Liquidity and Capital Resources” in Part I, Item 2 of this report, certain of our subsidiaries in South Africa entered into a credit facility with Nedbank SA on December 6, 2004. A copy of the credit agreement is attached to this report as Exhibit 10.3 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description
2.1	Share Purchase Agreement, dated as of October 12, 2004, among UTi Worldwide Inc., 6289541 Canada Inc., and the parties named therein (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, previously filed with the Commission on October 15, 2004)

3.1	Memorandum of Association of the Company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

3.2	Articles of Association of the Company, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, previously filed with the Commission on November 19, 2004)

10.1	Registration Rights Agreement, dated as of November 23, 2004, between UTi Worldwide Inc. and United Service Technologies Limited

10.2	Affiliated Lender Registration Rights Agreement, dated as of November 23, 2004, among UTi Worldwide Inc., PTR Holdings Inc., Union-Transport Holdings Inc., Wagontrails Investments N.V., and Alan C. Draper

10.3	Credit Agreement between UTi Logistics (Proprietary) Limited, Pyramid Freight (Proprietary) Limited, UTi South Africa (Proprietary) Limited, International Healthcare Distributors (Proprietary) Limited, Kite Logistics (Proprietary) Limited and NedBank Limited, entered into December 6, 2004

10.4	Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust

10.5	Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited

10.6	Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited

10.7	Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited

10.8 *	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement

10.9 *	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement

10.10 *	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement

10.11 *	Amended and Restated Senior Leadership Team (SLT) Annual Cash Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory agreement

**	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the

Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: December 8, 2004	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer and Director

Date: December 8, 2004	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Senior Vice President — Finance,
Chief Financial Officer and Secretary
Principal Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
2.1	Share Purchase Agreement, dated as of October 12, 2004, among UTi Worldwide Inc., 6289541 Canada Inc., and the parties named therein (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, previously filed with the Commission on October 15, 2004)

3.1	Memorandum of Association of the Company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

3.2	Articles of Association of the Company, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, previously filed with the Commission on November 19, 2004)

10.1	Registration Rights Agreement, dated as of November 23, 2004, between UTi Worldwide Inc. and United Service Technologies Limited

10.2	Affiliated Lender Registration Rights Agreement, dated as of November 23, 2004, among UTi Worldwide Inc., PTR Holdings Inc., Union-Transport Holdings Inc., Wagontrails Investments N.V., and Alan C. Draper

10.3	Credit Agreement between UTi Logistics (Proprietary) Limited, Pyramid Freight (Proprietary) Limited, UTi South Africa (Proprietary) Limited, International Healthcare Distributors (Proprietary) Limited, Kite Logistics (Proprietary) Limited and NedBank Limited, entered into December 6, 2004

10.4	Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust

10.5	Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited

10.6	Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited

10.7	Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited

10.8 *	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement

10.9 *	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement

10.10 *	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement

10.11 *	Amended and Restated Senior Leadership Team (SLT) Annual Cash Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory agreement

**	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.