Form 10-K
period 2005-01-31
UTi WORLDWIDE INC
filed 2005-04-18
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Ordinary shares, no par value
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, or July 30, 2004, was $880 million computed by reference to the closing price of the registrant’s ordinary shares on such date, as quoted on the Nasdaq National Stock Market.
      At March 31, 2005, the number of shares outstanding of the registrant’s ordinary shares was 30,976,603.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (members), which is expected to be filed on or before May 31, 2005 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

UTi WORLDWIDE INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2005

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
History and Development of the Company
      We are an international, non-asset-based global integrated logistics company that provides services through a network of freight forwarding offices and contract logistics centers. We were incorporated in the British Virgin Islands on January 30, 1995 under the International Business Companies Act as an international business company and operate under the British Virgin Islands legislation governing corporations. The address and telephone number of our registered office are 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands and (284) 494-4567, respectively. Our registered agent is Midocean Management and Trust Services (BVI) Limited, 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands. We can also be reached through UTi, Services, Inc., 19500 Rancho Way, Suite 116, Rancho Dominguez, CA 90220 USA.
      We formed our current business from a base of three freight forwarders which we acquired between 1993 and 1995. Currently, we operate a global network of freight forwarding offices in 257 cities and we manage 110 logistics centers, in a total of 55 countries. In addition, we serve our customers in 79 additional countries through approximately 160 independent agent-owned offices, of which 141 offices are exclusive agents and 19 are non-exclusive agents. Our business is managed from eight principal support offices in Amsterdam, Frankfurt, Hong Kong, Johannesburg, London and Sydney and in the United States in Los Angeles, California and Columbia, South Carolina.

Industry
      The global logistics industry consists of supply chain management, freight forwarding, distribution, warehousing and information systems. We believe that companies in our industry must be able to provide their customers with integrated, global supply chain solutions. Among the factors that we believe are impacting our industry are the outsourcing of supply chain activities, increased global trade and sourcing, increased demand for time definite delivery of goods, and the need for advanced information technology systems that facilitate real-time access to shipment data, customer reporting and transaction analysis. Furthermore, as supply chain management becomes more complicated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners that are familiar with their requirements, processes and procedures and that can provide services globally. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect to result in further industry consolidation.
      We seek to use our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our customers’ visibility into their supply chains while reducing their logistics costs.
Acquisitions
      During the last five fiscal years, we completed several acquisitions which have had a significant effect on the comparison of our operating results, increasing gross revenues, net revenues and expenses over the respective prior years.
      During the fiscal year ended January 31, 2005, we completed two larger acquisitions and several smaller acquisitions. Our first large acquisition of the fiscal year 2005 was effective June 1, 2004, when we acquired 100% of the issued and outstanding shares of International Healthcare Distributors (Pty.) Limited, which we refer to as IHD, a South African corporation, through a partnership we formed. Effective November 1, 2004, we sold 25.1% of the partnership to a South African black economic empowerment organization for fair market value which approximated a 25.1% share of the cost of the acquisition. Effective October 12, 2004, we made our second large acquisition of the year when we acquired 100% of the issued and outstanding shares of Unigistix Inc., which we refer to as Unigistix, a Canadian corporation which serves customers in the telecommunications, apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions.
      Effective February 1, 2004, we acquired 100% of the issued and outstanding shares of ET Logistics, S.L., which we refer to as ET Logistics, and ILEX Consulting, S.L., which we refer to as ILEX, both of which are Spanish corporations which provide logistics services. We also acquired an additional 14% of the issued and outstanding shares of PT Union Trans Internusa (Indonesia) as of February 1, 2004. Effective June 1, 2004 and October 28, 2004, we acquired the remaining 27% and 40% of the issued and outstanding shares of UTi (Taiwan) Limited and UTi Tasimacilik Limited, our Turkish subsidiary, respectively.
      Additional information regarding our acquisitions is set forth in note 2, “Acquisitions,” in our consolidated financial statements included in this annual report and in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated herein by reference.
Organizational Structure
      UTi Worldwide Inc. is a holding company and all of our operations are conducted through subsidiaries. Our subsidiaries, along with their countries of incorporation and our ownership interests, are included in Exhibit 21, included with this report. The proportion of voting power that we hold for each subsidiary is equivalent to our percentage ownership.
Business Overview
      Through our supply chain planning and optimization services, we assist our clients in designing and implementing solutions that improve the predictability and visibility and reduce the overall costs of their supply chains. Our primary services include air and ocean freight forwarding, contract logistics, distribution, customs brokerage and other supply chain management services, including consulting, the coordination of purchase orders and customized management services.

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

Air freight forwarding services accounted for approximately 33%, 33% and 39% of the company’s fiscal 2005, 2004 and 2003 consolidated net revenues, respectively, and approximately 45%, 48% and 53% of the company’s fiscal 2005, 2004 and 2003 consolidated gross revenues, respectively. Ocean freight forwarding services accounted for approximately 13%, 13% and 16% of the company’s fiscal 2005, 2004 and 2003 consolidated net revenues, respectively, and approximately 30%, 24% and 24% of the company’s fiscal 2005, 2004 and 2003 consolidated gross revenues, respectively.

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

In June 2004, we acquired IHD, a contract logistics operation located in South Africa, which provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers such as doctors, clinics, pharmacists and hospitals, as well as wholesalers. In October 2004, we acquired Unigistix, which operates three contract logistics centers located near Toronto, Ontario, Canada, which increased our contracts logistics capabilities and customer base in Canada.

Contract logistics services accounted for approximately 33%, 32% and 20% percent of the company’s fiscal 2005, 2004 and 2003 consolidated net revenues, respectively, and approximately 14%, 15% and 9% of the company’s fiscal 2005, 2004 and 2003 consolidated gross revenues, respectively.

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

Customs brokerage services accounted for approximately 10%, 11% and 15% of the company’s fiscal 2005, 2004 and 2003 consolidated net revenues, respectively, and approximately 3%, 5% and 6% percent of the company’s fiscal 2005, 2004 and 2003 consolidated gross revenues, respectively.

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

Other supply chain management services accounted for approximately 11%, 11% and 10% of the company’s fiscal 2005, 2004 and 2003 consolidated net revenues, respectively, and approximately 8%, 8% and 8% of the company’s fiscal 2005, 2004 and 2003 consolidated gross revenues, respectively.
Financial Information about Services and Geographic Segments
      Additional information regarding our operations by geographic segment and gross revenue and net revenue attributable to our principal services is set forth in note 17, “Segment Reporting” in our consolidated financial statements included in this annual report and in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated herein by reference.
      We conduct a majority of our business outside of the United States and we anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. For the fiscal year ended January 31, 2005, approximately 25% of our net revenues were generated in South Africa and our South African assets represented approximately 27% of our total assets as of January 31, 2005.
      Our global operations are directly related to and are dependent upon the volume of international trade and are subject to various factors, risks and uncertainties, including those included in Part II, Item 7 of this report appearing under the caption, “Factors That May Affect Future Results and Other Cautionary Statements.”
Seasonality
      Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand or are based on just-in-time production schedules. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that these historical seasonal patterns will continue in future periods.
Sales and Marketing
      To market our services, we produce customized supply chain solutions that provide the logistics services our clients require. We use our planning and optimization systems to identify the needs of our customers and to develop supply chain solutions tailored to our customers’ industry-specific requirements. In this way, we attempt to become our customers’ primary logistics partner for supply chain services, thereby increasing the range and volume of transactions and services provided to our customers. For fiscal 2005, no single customer accounted for more than 4% of our gross revenue and our top five customers collectively accounted for less than 10% of our gross revenue.
      We market our services through an organization consisting of approximately 560 full-time salespersons who receive assistance from our senior management and regional and local managers. Our four principal geographic regions are Europe, Americas, Asia Pacific and Africa, and each regional manager is responsible for the financial performance of his or her region. In connection with our sales process and in order to serve the needs of our customers, some of which desire only our freight forwarding and contract logistics services and for others who desire a wider variety of our supply chain solutions services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing individually our air and ocean freight forwarding, contract logistics and customs brokerage services and the other group focuses on marketing all our supply chain solutions services.
      Our sales and marketing efforts are directed at both global and local customers. Our global solutions sales and marketing teams focus their efforts on obtaining and developing large volume global accounts with multiple shipping locations which require comprehensive solutions. These accounts typically impose numerous requirements on their providers, such as electronic data interchange, Internet-based tracking and monitoring systems, proof of delivery capabilities, customized shipping reports and a global network of offices.
      The requirements imposed by our large volume global accounts often limit the competition for these accounts to large freight forwarders, third-party logistics providers and integrated carriers with global operations. Our global solutions sales and marketing teams also target companies operating in specific industries with unique supply chain requirements, such as the pharmaceutical, apparel, chemical, automotive and high technology electronics industries.
      Our local sales and marketing teams focus on selling to and servicing smaller- and medium-sized customers who primarily are interested in selected services, such as freight forwarding, contract logistics and customs brokerage. These two sales and marketing teams may work together on larger accounts.
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
Competition
      Competition within the freight forwarding, logistics and supply chain management industries is intense. We compete primarily with a relatively small number of international firms that have the worldwide capabilities to provide the breadth of services that we offer. We also encounter competition from regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and Internet-based freight exchanges. In addition, computer information and consulting firms which traditionally operated outside of the supply chain management industry have been expanding the scope of their services to include supply chain related activities so that they may service the supply chain needs of their existing customers and offer their information systems services to new customers. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect to result in further industry consolidation.
      We believe that companies in our industry must be able to provide their customers with integrated, global supply chain solutions. Among the factors that we believe are impacting our industry are the outsourcing of supply chain activities, increased global trade and sourcing, increased demand for time definite delivery of goods, and the need for advanced information technology systems that facilitate real-time access to shipment data, customer reporting and transaction analysis. Furthermore, as supply chain management becomes more complicated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners that are familiar with their requirements, processes and procedures and that can provide services globally.
      We seek to use our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our customers’ visibility into their supply chains while reducing their logistics costs.
Information Technology Systems
      Our eMpower suite of supply chain technology systems is based on an open architecture design. eMpower facilitates the online operations of our supply chain activities, allows our agents and offices to link to our transportation system and offers our customers real-time, web-based access to detailed levels of inventory product and shipment data, customized reporting and analysis and easy integration with their technology systems. Future revisions of eMpower will provide customers with a customizable web portal, along with powerful supply chain visibility tools for managing their integrated end-to-end supply chains at the SKU level. Within eMpower are various supply chain information systems, including the following:

•	uOp 2000, which is used by our agents and offices as the local operating system for customs brokerage, air and ocean import and export documentation and accounting functions that feed shipment and other customer data into our global information systems;

•	uOrder, which assists our customers with order management;

•	uTrac, which provides our customers with supply chain visibility, enabling them to track shipments of goods and materials, is a warehouse management system package provided by SSA Global Technologies and integrated into eMpower;

•	uWarehouse, which enables our customers to track the location and status of goods and materials;

•	uClear, which assists our customers with customs clearance;

•	uAnalyze, which assists us and our customers with isolating the factors causing variability in transit times;

•	uReport, which provides customers with customized reports;

•	uConnect, which enables the electronic transfer of data between our systems and those of our customers (EDI) with our customers’ systems and also integrates our internal applications;

•	uPlan, which is a suite of selected planning and optimization software developed by i2 Technologies; and

•	uDistribute, which enables tracking of goods and materials within domestic distribution networks.
Intellectual Property
      We have applied for federal trademark or service mark registration of the marks UTi, eMpower and Inzalo. The mark UTi has been or is currently being registered in selected foreign countries. Our application for the name and mark UTi has been opposed in the United States (U.S.) Patent and Trademark Office, and we recently filed a request for reconsideration and rehearing in connection with the matter. We have no patents nor have we filed any patent applications. While we may seek further trademarks or service marks and perhaps patents on inventions or processes in the future, we believe our success depends primarily on factors such as the skills and abilities of our personnel rather than on any trademarks, patents or other registrations we may obtain.

Government Regulation
      Our airfreight forwarding business in the United States is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although airfreight forwarders are exempted from most of this Act’s requirements by the applicable regulations. Our airfreight forwarding business in the United States is subject to regulation by the Transportation Security Administration. Our indirect air carrier status is registered and in compliance with the Indirect Air Carrier Standard Security Program Change 3 mandated by Federal Aviation Administration regulations. To facilitate compliance with “known shipper” requirements, we are part of a national database which helps delineate shipper status for security purposes. Our foreign airfreight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The airfreight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.
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
      We are licensed as a customs broker by the U.S. Customs and Border Protection of the Department of Homeland Security (CBP) in United States’ customs districts in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing Customs-Trade Partnership Against Terrorism (C-TPAT), we are also subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under the Container Security Initiative (CSI), which is administered by the CBP. Since February 1, 2003, we have been submitting manifests automatically to U.S. Customs from foreign ports 24 hours in advance of vessel departure. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.
      We must comply with export regulations of the United States Department of State, including the International Traffic in Arms Regulations, the United States Department of Commerce and the CBP regarding what commodities are shipped to what destination, to what end-user and for what end-use, as well as statistical reporting requirements.
      Some portions of our warehouse operations require authorizations and bonds by the United States Department of the Treasury and approvals by the CBP. We are subject to various federal and state environmental, work safety and hazardous materials regulations at our owned and leased warehouse facilities. Our foreign warehouse operations are subject to the regulations of their respective countries.
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
Employees
      At February 28, 2005, we employed a total of 12,795 persons. A breakdown of our employees by region is as follows:

Europe	2,074
Americas	4,244
Asia Pacific	2,046
Africa	4,294
Corporate	137

Total	12,795

      Since February 28, 2005, there have been no significant changes in the number of our employees. Approximately 1,658 of our employees are subject to collective bargaining arrangements in several countries, primarily in South Africa. We believe our employee relations to be generally good.
Executive Officers and Other Senior Managers of Registrant
      Our executive officers are as follows:

Name	Age	Position

Roger I. MacFarlane	60	Chief Executive Officer and Director
Matthys J. Wessels	59	Vice Chairman of the Board of Directors, Chief Executive Officer — African Region and Director
Alan C. Draper	52	Executive Vice President, President — Asia Pacific Region and Director
John S. Hextall	48	President — Europe, Middle East and North Africa Region and President — Americas Region for Freight Forwarding
Lawrence R. Samuels	48	Senior Vice President — Finance, Chief Financial Officer and Secretary
Gene Ochi	55	Senior Vice President — Marketing and Global Growth
Linda C. Bennett	54	Senior Vice President and Chief Information Officer
Michael K. O’Toole	60	Vice President — Global Forwarding Operations
      Roger I. MacFarlane has served as our Chief Executive Officer since May 2000 and has been a director since our formation in 1995. From 1995 to April 2000, Mr. MacFarlane served as our Chief Executive Officer of the Americas Region and was responsible for overseeing our operations in North and South America. From 1993 to 1995, Mr. MacFarlane served as the Chief Executive Officer of the Americas Division of one of our predecessor corporations, and was responsible for overseeing its operations in North and South America. From 1987 to 1993, Mr. MacFarlane served in various executive capacities, including Joint Chief Executive for BAX Global, an international freight forwarder and a subsidiary of The Pittston Company, a New York Stock Exchange traded company. From 1983 to 1987, Mr. MacFarlane served as a director and held various executive positions, including Chief Executive Officer, for WTC International N.V., an international freight forwarder that was acquired by BAX Global in 1987. Mr. MacFarlane received a Bachelor of Arts degree and an L.L.B. degree from the University of Cape Town.
      Matthys J. Wessels was appointed Vice Chairman of the Board of Directors in May 2004. Prior to that, Mr. Wessels served as our Chairman of the Board of Directors from January 1999 until May 2004 and has been our Chief Executive Officer — African Region and a director since our formation in 1995. Mr. Wessels served as our Chief Executive Officer from 1998 to April 2000. Since 1987, Mr. Wessels has served as Chairman of United Service Technologies Limited, which we refer to as Uniserv, a company which was publicly listed on the JSE Securities Exchange South Africa until December 2004, and our largest shareholder. From 1984 to 1987, Mr. Wessels served in various executive capacities for WTC International N.V. When the South African interests of WTC International N.V. were separated from its other operations in 1987, Mr. Wessels continued as the Chief Executive Officer of the South African operations until these operations were combined with Uniserv later that year. Mr. Wessels received a Bachelor of Science degree from the University of Natal and an M.B.A. from the University of Cape Town.
      Alan C. Draper has served as our President — Asia Pacific Region since January 1996, an Executive Vice President since May 2000 and a director since our formation in 1995. From 1993 to 1996, Mr. Draper served as the Senior Vice President Finance of one of our predecessor corporations. From 1990 to 1994, Mr. Draper served as the President of Transtec Ocean Express Company, an international ocean freight forwarding company, which was also one of our predecessors. From 1987 to 1990, Mr. Draper served as the Managing Director of BAX Global (UK) and was responsible for its activities in Europe. From 1983 to 1987, Mr. Draper served in various executive capacities for WTC International N.V. Mr. Draper, as a Rhodes Scholar, graduated with a Masters of Philosophy from Oxford University and an Alpha Beta pass. Mr. Draper received a Bachelor of Commerce degree from the University of Natal and is a qualified chartered accountant in South Africa.
      John S. Hextall has served as our President for our Europe, Middle East and North Africa Region since May 2001. In June 2004, the duties of President of the Americas Region for Freight Forwarding were added to Mr. Hextall’s responsibilities. From March 2000 to May 2001, Mr. Hextall served as Managing Director Atlantic Region. From 1997 to 2000, Mr. Hextall served as the Managing Director of UTi Worldwide (U.K.) Ltd., one of our subsidiaries. From 1993 to 1997, Mr. Hextall served as the Managing Director of UTi Belgium N.V., one of our subsidiaries. Mr. Hextall received a Bachelor of Science Combined Honours degree in Transport Planning & Operations from the University of Aston, Birmingham, United Kingdom.
      Lawrence R. Samuels has served as our Senior Vice President — Finance and Secretary since 1996 and Chief Financial Officer since May 2000. Mr. Samuels also serves as our principal accounting officer. From 1993 to 1995, Mr. Samuels served as the Financial Director of, and from 1987 to 1993 as the Financial Manager of, Pyramid Freight (Proprietary) Ltd., one of our subsidiaries in South Africa. From 1984 to 1987, Mr. Samuels served as the Financial Manager of Sun Couriers, an express courier operation in South Africa. From 1982 to 1984, Mr. Samuels served as the Financial Manager for Adfreight (Pty) Ltd., an express courier operation in South Africa, which was merged into Sun Couriers in 1984. Mr. Samuels received a Bachelor of Commerce degree from the University of the Witwatersrand and is a qualified chartered accountant in South Africa.
      Gene Ochi has served as our Senior Vice President — Marketing and Global Growth since 1998. From 1993 to 1998, Mr. Ochi served as the Regional Vice President, Western U.S.A., of UTi, United States, Inc., one of our subsidiaries. From 1989 to 1992, Mr. Ochi served as the Senior Vice President of Marketing of BAX Global. From 1982 to 1989, Mr. Ochi served in various executive capacities for Flying Tigers, a cargo airline. From 1979 to 1982, Mr. Ochi served as the Vice President of Marketing for WTC Air Freight. Mr. Ochi received a Bachelor of Science degree from the University of Utah and an M.B.A. from the University of Southern California.
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
      Michael K. O’Toole has served as Vice President — Global Forwarding Operations since September 2004. From May 2000 to September 2004, Mr. O’Toole served as our Vice President — Predictable Performance. From 1995 until 2000, Mr. O’Toole served in various positions within UTi, United States, Inc., including Western Regional Vice President from 1998 to 2000. From 1994 to 1995, Mr. O’Toole served as Regional Vice President of

Circle International. From 1986 until 1993, Mr. O’Toole served as Vice President of Burlington Air Express. Mr. O’Toole received a Bachelor of Science degree in Economics from Portland State University.
      Our other senior managers are as follows:

Name	Age	Position

Gordon C. Abbey	52	Executive Vice President; Managing Director UTi Africa International Region
David Cheng	60	Vice President; Chairman of UTi Greater China
Brian R. J. Dangerfield	46	Vice President; Executive Vice President Northeast Asia and the Indian Subcontinent
Carlos Escario Pascual	43	Vice President; Managing Director, Grupo SLi
William T. Gates	57	Vice President; Chief Executive Officer — UTi Integrated Logistics; Leader of UTi’s Contract Logistics Council
Walter R. Mapham	57	Vice President; Director Strategic Services, Africa Region
Glenn Mills	52	Vice President; Vice President — Sales & Marketing, Asia Pacific
Graham Somerville	50	Vice President; Managing Director UTi Africa Domestic Region
Christopher Dale	45	Chief Operating Officer — UTi, United States, Inc.
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
      We lease or, in a few cases, own 504 facilities in 55 countries. These facilities are comprised of office and warehouse space. In most countries, these facilities typically are located close to an airport, ocean port, or an important border crossing. Leases for our principal properties generally have terms ranging from three to ten years or more and often include options to renew. While some of our leases are month-to-month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.
      As of January 31, 2005, we leased or owned the following facilities in the regions indicated:

	Freight
	Forwarding
	Facilities		Contract
			Logistics
	Owned	Leased	Centers	Total

Europe	2	122	12	136
Americas	2	104	26	132
Asia Pacific	—	101	8	109
Africa	9	105	13	127

Total	13	432	59	504

      Included in our leased facilities we have single-tenant warehouses and distribution facilities as well as shared warehouses. Approximately 160,000 square feet of our leased facilities represent single-tenant warehouses and distribution facilities under leases with a term longer than the logistics services contracts we have with our customers. In addition to the contract logistics centers reported above, we also manage 51 contract logistics centers globally for our clients.
      Additional information regarding our lease commitments is set forth in note 14, “Commitments” in our consolidated financial statements included in this annual report, which is incorporated herein by reference.

ITEM 3.	Legal Proceedings
      From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. To date, none of these types of litigation has had a material effect on us and, as of the date of this annual report, we are not a party to any material litigation except as described below.
      The company is involved in litigation in Italy (in cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with Enrico Furgada, the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against it. One such claim in particular was filed on February 27, 2004 in the Court of Milan, Italy, by Locafit, in the amount of $4.6 million, based on exchange rates as of January 31, 2005. The total of all such actual and potential claims is approximately $17.0 million based on exchange rates as of January 31, 2005.
      On September 3, 2004, IAP Worldwide Services, Inc. commenced an action against certain of our U.S. and Egyptian subsidiaries in the United States Court for the Eastern District of Pennsylvania, involving an alleged hijacking of several electrical generator power modules moved from Alexandria, Egypt, to Iraq. We have filed a motion to dismiss the complaint and, in addition, we intend to assert that we are not responsible for this loss as our subsidiaries acted as an arranging freight forwarder only. We are being defended through our insurance coverage. The plaintiff claims damages of approximately $4.8 million.
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
      The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is attempting to claim that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this, and together with their expert legal and tax advisors, believe that the company is in full compliance with the relevant sections of the Income Tax Act governing this situation and has no liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $12.2 million.
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
      No matters were submitted to a vote of our shareholders (members) during the fourth quarter of fiscal 2005.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of our Ordinary Shares
      Our ordinary shares trade on the Nasdaq National Market System under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows:

	High	Low

Fiscal Year Ended January 31, 2005:
4th Quarter	$72.98	$62.25
3rd Quarter	67.25	48.25
2nd Quarter	54.52	43.10
1st Quarter	48.21	40.17
Fiscal Year Ended January 31, 2004:
4th Quarter	43.25	33.14
3rd Quarter	38.40	29.85
2nd Quarter	36.63	26.00
1st Quarter	31.34	23.11
      As of March 31, 2005, the number of holders of record of our ordinary shares was 241.
Dividend Policy
      During fiscal 2005 and fiscal 2004, we paid an annual regular cash dividend of $0.115 and $0.095 per ordinary share, respectively. In April 2005, the board of directors declared an annual regular cash dividend of $0.15 per ordinary share, payable on May 20, 2005 to shareholders of record as of April 29, 2005. Historically, our board of directors has considered the declaration of dividends on an annual basis. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors which our board of directors deems relevant. We intend to reinvest a substantial portion of our earnings in the development of our business and no assurance can be given that dividends will be paid to our shareholders at any time in the future.
      Because we are a holding company and all of our operations are conducted through subsidiaries, we rely on dividends or advances from our subsidiaries to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of their bank credit facilities.

Transfer Agent and Registrar
      Our transfer agent and registrar is Computershare Trust Company, 350 Indiana Street, Suite 800, Golden, Colorado, 80401.
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

Sale or Other Disposition of our Ordinary Shares
      In connection with the sale or other taxable disposition of our ordinary shares:

•	you will recognize a gain or loss equal to the difference (if any) between the U.S. dollar value of the amount realized on such sale or other taxable disposition, and your adjusted tax basis in such ordinary shares.

•	any gain or loss will be capital gain or loss and will be long-term capital gain or loss if your holding period for our ordinary shares is more than one year at the time of such sale or other disposition.

•	any gain or loss will be treated as having a United States source for U.S. foreign tax credit purposes and as a result of the foreign tax credit provisions of the Internal Revenue Code of 1986 you may be unable to claim a foreign tax credit for British Virgin Islands taxes, if any, imposed upon the sale or disposition of ordinary shares.

•	your ability to deduct capital losses is subject to limitations.

Passive Foreign Investment Company
      We will be classified as a passive foreign investment company for U.S. federal income tax purposes if:

•	75% or more of our gross income for the taxable year is passive income; or

•	on average for the taxable year, 50% or more of our assets by value or under certain circumstances, by adjusted basis, produce or are held for the production of passive income.

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

Backup Withholding and Information Reporting
      Payments (or other taxable distributions) in respect of our ordinary shares that are made in the United States or by a U.S. related financial intermediary will be subject to U.S. information reporting rules. You will not be subject to backup withholding of U.S. federal income tax provided that:

•	you are a corporation or other exempt recipient, or

•	you provide a social security number (which, in the case of an individual, that is his or her taxpayer identification number) and certify that no loss of exemption from backup withholding has occurred.
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
Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report.
      The selected consolidated financial data as of January 31, 2005 and 2004, and for each of the years in the three-year period ended January 31, 2005 have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of January 31, 2003, 2002 and 2001 and for each of the years in the two-year period ended January 31, 2002 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

	Year Ended January 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Gross revenue(1)(3)	$2,259,793	$1,502,875	$1,170,060	$889,786	$863,259
Freight consolidation costs(1)(2)	1,486,012	906,734	765,270	585,227	561,413

Net revenues(2):
Airfreight forwarding	253,289	198,822	157,493	142,312	145,594
Ocean freight forwarding	98,877	75,131	66,554	58,633	54,461
Customs brokerage	75,352	65,532	61,105	54,034	55,295
Contract logistics(3)	257,141	192,969	79,517	14,957	8,478
Other	89,122	63,687	40,121	34,623	38,018

Total net revenues	773,781	596,141	404,790	304,559	301,846
Staff costs	397,765	318,727	204,971	156,005	154,426
Depreciation and amortization	19,453	14,806	11,174	9,411	9,060
Amortization of intangible assets(4)	1,980	663	198	5,339	4,306
Other operating expenses	259,132	202,874	142,942	104,134	109,846

Operating income(3)	95,451	59,071	45,505	29,670	24,208
Net income(4)	$67,529	$44,771	$29,294	$19,158	$18,453

Basic earnings per ordinary share(4)(5)	$2.20	$1.48	$1.13	$0.76	$0.95

Diluted earnings per ordinary share(4)(5)	$2.12	$1.42	$1.11	$0.75	$0.88

Cash dividends declared per ordinary share	$0.115	$0.095	$0.075	$0.075	$0.15

	Year Ended January 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Number of weighted average shares used for per share calculations:
Basic shares(5)	30,734	30,292	25,932	25,233	19,345
Diluted shares(5)	31,902	31,480	26,504	25,502	21,053
BALANCE SHEET DATA:
Total assets(5)	1,044,667	703,341	627,075	404,611	443,753
Long-term liabilities	36,000	12,530	9,969	9,177	14,890

(1)	Gross revenue represents billings on exports to customers, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby we also act as an agent. Gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from our services as an authorized agent for airline and ocean carriers and third-party freight insurers, are recognized at the time the freight departs the terminal of origin, which is when the customer is billed. Gross customs brokerage revenue and contract logistics and other revenue are recognized when we bill the customer, which for customs brokerage revenue is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenue is when the service has been provided to third parties in the ordinary course of business.

(2)	Net revenue is determined by deducting freight consolidation costs from gross revenue. Freight consolidation costs are recognized at the time the freight departs the terminal of origin.

(3)	We acquired Grupo SLi and Union, S.L., which we refer to as SLi, UTi Integrated Logistics (formerly Standard Corporation), IHD and Unigistix in January 2002, October 2002, June 2004 and October 2004, respectively. Because of these acquisitions, our contract logistics gross and net revenues have increased over our historical levels. Additional information regarding acquisitions and the impact of acquisitions is included in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 2, “Acquisitions,” in our consolidated financial statements included in this annual report.

(4)	Effective with fiscal 2003, operating income and net income, as well as basic and diluted earnings per share, exclude the effect of amortization of goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(5)	In December 2002, we completed a public offering of 4,600,000 ordinary shares. Net proceeds totaled approximately $100.0 million (after underwriting discounts and commissions and related transaction expenses).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our financial condition, changes in financial condition and results of operations.
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
      Our recent growth in gross revenue and net revenue for the years ended January 31, 2005 (which we refer to as fiscal 2005) and January 31, 2004 (which we refer to as fiscal 2004), compared to the respective prior year period, resulted from growth which we attribute to the growth of our existing operations, our acquisitions made during the year and favorable exchange rates as compared to the U.S. dollar. The growth in our existing operations is attributable to serving new clients as well as the increase in business from existing clients, which we refer to as organic growth.
      A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.
      In February 2002, we initiated a five-year strategic operating plan which we named NextLeap. NextLeap is our plan to move UTi Worldwide from being a global freight forwarding operator to a company that can offer our customers a comprehensive and integrated range of services across the entire supply chain. NextLeap is a process of expanding and integrating our relationship with our customers and increasing the range of services we offer and provide for our customers, and thus cannot be measured in terms of “percentage implemented.” Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. As of January 31, 2005, we have completed twelve of the twenty quarters covered by NextLeap. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, improve margins, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors beyond our control. We may not be able to successfully implement NextLeap, and no assurances can be given that our efforts will result in increased revenues, improved margins or profitability. If we are not able to increase our revenues and improve our operating margins in the future under NextLeap, our results of operations could be adversely affected.

Effect of Foreign Currency Translation on Comparison of Results
      Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes will be affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower gross and net revenues reported, however as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect will occur if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net book value of our assets. We cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

Description of Services & Revenue Recognition
      Airfreight Forwarding. When we act as an airfreight forwarder, we conduct business as an indirect carrier or occasionally as an authorized agent for the airline which carries the shipment. In both cases, gross revenue and applicable costs are recognized at the time the freight departs the terminal of origin.

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
      Ocean Freight Forwarding. When we act as an ocean freight forwarder, we conduct business as an indirect ocean carrier or occasionally as an authorized agent for the ocean carrier which carries the shipment. Our gross revenue and net revenue from ocean freight forwarding and related costs are recognized the same way that our gross revenue and net revenue from airfreight forwarding and related costs are recognized.
      When we act as an indirect ocean carrier or non-vessel operating common carriers, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points in a specified time period at an agreed upon rate. We then solicit freight from customers to fill the containers and consolidate the freight bound for a particular destination from a common shipping point. As in the case when we act as an indirect airfreight forwarder, our gross revenue in this situation includes the rate charged to the customer for the movement of the shipment on the ocean carrier plus our fees for the other services we provide which are related to the movement of goods such as preparing shipment-related documentation. Our net revenue is determined by the differential between the rates charged to us by the carriers and the rates we charge our customers along with the fees we receive for our other ancillary services.
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
      Customs Brokerage. We provide customs clearance and brokerage services with respect to the majority of the shipments we handle as a freight forwarder. We also provide customs brokerage services for shipments handled by our competitors. These services include assisting with and performing regulatory compliance functions in international trade.
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
      Contract Logistics. Our contract logistics services primarily relate to our value-added warehousing services and distribution of goods and materials in order to meet customers’ inventory needs and production or distribution schedules. Our distribution services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support.
      Contract logistics gross revenue is recognized when the service has been provided to third parties in the ordinary course of business and net revenue excludes transportation costs incurred in providing contract logistics services. We have expanded our contract logistics services with our acquisitions of IHD and Unigistix in fiscal 2005, UTi Integrated Logistics in fiscal 2003 and SLi in fiscal 2002.
      Other Services. We also provide a range of other supply chain management services, such as road transportation, warehousing services, consulting, order management, planning and optimization services, outsourced distribution services, developing specialized customer-specific supply chain solutions, and customized distribution and inventory management services. Our gross revenue in these capacities includes commissions and fees earned by us and are recognized upon performance.

Acquisitions
      Acquisitions affect the comparison of our results between years prior to when acquisitions are made and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year, will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the dates of their respective acquisitions. We consider the operating results of an acquired company during the first twelve months following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth.
      During the fiscal 2005, we completed two acquisitions which have had a significant impact on the comparison of our operating results, increasing gross revenues, net revenues and expenses in fiscal 2005 compared to fiscal 2004. We also completed several smaller acquisitions during fiscal 2005.
      Effective October 12, 2004, we acquired 100% of the issued and outstanding shares of Unigistix, a Canadian corporation which serves customers in the telecommunications, apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions. The initial purchase price was approximately $76.6 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for two additional payments of up to approximately $4.8 million contingent upon the anticipated future growth of Unigistix over the each of the two twelve-month periods ending October 31, 2006. The final purchase price allocation has not yet been determined as the company is still in the process of determining the final valuation of the intangible assets.
      Effective June 1, 2004, we acquired 100% of the issued and outstanding shares of IHD, a South African corporation, through a partnership we formed, of which we owned 100% as of October 31, 2004. Effective November 1, 2004, we sold 25.1% of the partnership to a South African black economic empowerment organization for fair market value which approximated a 25.1% share of the cost of the acquisition. The purchase price for IHD was approximately $38.6 million in cash. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers.
      Effective February 1, 2004, we acquired 100% of the issued and outstanding shares of ET Logistics and ILEX, both of which are Spanish corporations which provide logistics services. In addition to the initial cash purchase price for ET Logistics, there are four contingent earn-out payments which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four fiscal years in the period ending January 31, 2008 in accordance with the modified purchase agreement dated November 3, 2004. We also acquired an additional 14% of the issued and outstanding shares of PT Union Trans Internusa (Indonesia) as of February 1, 2004.
      Effective June 1, 2004 and October 28, 2004, we acquired the remaining 27% and 40% of the issued and outstanding shares of UTi (Taiwan) Limited and UTi Tasimacilik Limited, our Turkish subsidiary, respectively.

      In the prior year, effective May 1, 2003 and July 1, 2003, we acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt) Ltd. (IndAir), an Indian corporation, and 50% of the issued and outstanding shares of Kite Logistics (Pty) Limited (Kite), a South African corporation, respectively. Since IHD owns the remaining 50% issued and outstanding shares of Kite, we acquired those remaining shares effective June 1, 2004 with our acquisition of IHD. Effectively 25.1% of Kite was sold on November 1, 2004 in conjunction with the sale of 25.1% of IHD, as discussed above.
      In fiscal 2003, the operating results of UTi Integrated Logistics are included in our financial statements since the effective date of the acquisition, October 1, 2002. We acquired the entire issued share capital of UTi Integrated Logistics for an initial purchase price of approximately $48.8 million. The final total consideration for this acquisition was $57.0 million of which approximately $34.8 million represented goodwill and other intangible assets, after the conclusion, of the two year period following the date of acquisition, during which period additional consideration was payable dependent on certain performance criteria being achieved.

Reorganization of South African Operations
      In fiscal 2005, we executed the documentation for a transaction designed to qualify our South African operations as black empowered under recently enacted legislation in South Africa. The transaction did not impact our IHD operations. Pursuant to this transaction, our subsidiary Pyramid Freight (Proprietary) Limited (which we refer to as Pyramid Freight) sold most of its South African operations to a newly-formed corporation called UTi South Africa (Proprietary) Limited (which we refer to as UTiSA). UTiSA also assumed liabilities associated with the transferred businesses.
      The businesses were transferred to UTiSA in exchange for an interest-bearing obligation pursuant to which UTiSA owes Pyramid Freight the principal sum of 680.0 million South African rand (equivalent to $114.1 million as of January 31, 2005). Under the terms of this loan, the outstanding balance bears interest at an effective annual rate of 14.5%. Three months prior to the fifth anniversary of the loan, the parties are to meet to negotiate the terms of repayment of the outstanding principal on the loan. If the parties are unable to agree on the terms of repayment, the outstanding principal and any remaining accrued and unpaid interest thereon are repayable in full on demand. UTiSA has the right to prepay the loan without penalty.
      UTiSA was formed for the purpose of this transaction and approximately 75% of its outstanding share capital is held by Pyramid Freight with the remaining approximately 25% held by the UTi Empowerment Trust, a trust registered in South Africa (which we refer to as the Empowerment Trust). The Empowerment Trust was established to provide broad based educational benefits to UTi’s staff in South Africa and their dependants. The transaction allows the Empowerment Trust to, in substance, share in approximately 25% of the future net income of UTi’s current South Africa operations (excluding IHD) above fiscal 2005 net income levels.
      The Empowerment Trust and Pyramid Freight also entered into a shareholders agreement which provides for the method of appointing directors by the parties and contains other provisions concerning board and shareholder meetings, preemptive rights, rights of first refusal and other matters.
Discussion of Operating Results
      The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2005 and fiscal 2004 compared to the respective prior year. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in this Item under, “Factors That May Affect Future Results and Other Cautionary Statements,” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement. Our consolidated financial statements attached to this report, have been prepared in U.S. dollars and in accordance with U.S. GAAP.

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
      For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the fiscal years ended January 31, 2005 and 2004, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Year Ended January 31,

	2005			2004

	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$582,428	$176,425	$27,323	$424,457	$129,404	$11,050
Americas	562,853	286,760	22,414	449,381	252,378	15,847
Asia Pacific	681,532	109,159	34,991	430,376	86,489	25,886
Africa	432,980	201,437	30,020	198,661	127,870	17,782
Corporate	—	—	(19,297)	—	—	(11,494)

Total	$2,259,793	$773,781	$95,451	$1,502,875	$596,141	$59,071

	Change to Year Ended January 31, 2005
	from Year Ended January 31, 2004

	Amount			Percentage

	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$157,971	$47,021	$16,273	37%	36%	147%
Americas	113,472	34,382	6,567	25	14	41
Asia Pacific	251,156	22,670	9,105	58	26	35
Africa	234,319	73,567	12,238	118	58	69
Corporate	—	—	(7,803)	—	—	(68)

Total	$756,918	$177,640	$36,380	50%	30%	62%

	Year Ended January 31,

	2004			2003

	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$424,457	$129,404	$11,050	$372,515	$99,571	$10,573
Americas	449,381	252,378	15,847	317,314	143,484	8,453
Asia Pacific	430,376	86,489	25,886	337,430	70,626	19,446
Africa	198,661	127,870	17,782	142,801	91,109	16,169
Corporate	—	—	(11,494)	—	—	(9,136)

Total	$1,502,875	$596,141	$59,071	$1,170,060	$404,790	$45,505

	Change to Year Ended January 31, 2004
	from Year Ended January 31, 2003

	Amount			Percentage

	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$51,942	$29,833	$477	14%	30%	5%
Americas	132,067	108,894	7,394	42	76	87
Asia Pacific	92,946	15,863	6,440	28	22	33
Africa	55,860	36,761	1,613	39	40	10
Corporate	—	—	(2,358)	—	—	(26)

Total	$332,815	$191,351	$13,566	28%	47%	30%

      Our Europe region showed improvements in gross and net revenues for fiscal 2005 versus fiscal 2004 primarily due to organic growth in both air and ocean freight forwarding, which resulted primarily from higher shipment volumes in fiscal 2005 compared to fiscal 2004, and increased revenues from our contract logistics services, which improved in fiscal 2005 by over 53% when compared to the contract logistics revenues reported in the corresponding prior year period. Secondarily, the impact of favorable exchange rates as compared to the U.S. dollar in fiscal 2005 when compared to the corresponding prior year resulted in increased gross and net revenues reported during the current year. The Europe region reported the largest improvement in operating income of all of our regions during fiscal 2005 when compared to fiscal 2004 due to higher freight volumes as well as controls over spending which were put in place starting in the third quarter of fiscal 2004 to hold the increase in costs to a lower percentage than our increase in net revenues.
      The increases in gross and net revenues in the Americas region for fiscal 2005 as compared to the corresponding prior year were also due primarily to organic growth related to higher airfreight and ocean freight forwarding volumes during fiscal 2005. Contract logistics revenues in the Americas region benefited from the acquisition of Unigistix during the third quarter of fiscal 2005. Similar to our Europe region, the improvement in operating income in the Americas region was a result of higher freight volumes and from on going efforts to hold the increases in costs to a lower percentage than our increase in net revenues.
      Our Asia Pacific region posted the highest gross revenues of all our regions for fiscal 2005. The increase in fiscal 2005 in gross revenues in this region was driven primarily by higher ocean freight volumes in the region, followed by higher airfreight volumes, over the prior year. The acquisition of IndAir, which was effective May 1, 2003, also helped to improve airfreight gross and net revenues in fiscal 2005 as we received a full year benefit from this acquisition in fiscal 2005. Asia Pacific continues to be our region with the highest operating profit margins, calculated by dividing operating income for the region by net revenues for the region, increasing to 32.1% for fiscal 2005 from 29.9% for fiscal 2004. These increases in operating profit margin were due to increased productivity in the region through the higher freight volumes as well as managing our operating costs so that they did not increase more than the rate of growth in our net revenues.
      Gross revenue in our Africa region more than doubled in fiscal 2005 and net revenue increased by 58% as compared to fiscal 2004 due primarily to organic growth, driven by higher freight volumes, and to the impact of favorable exchange rates as compared to the U.S. dollar as well as the acquisition impact of Kite and IHD. Operating income increased in the region at a faster rate than the growth of net revenues, again reflecting the productivity benefits of higher freight volumes as well as the control of costs at lower rates than the growth of net revenues.
      Because of the integrated nature of our business, with global customers being served by all of our regions and with at least two regions often operating together to carry out our freight forwarding services, we also analyze our business by type of service in addition to looking at our results by geographic regions.
      By service line, our total increase of $756.9 million, or 50%, in gross revenue in fiscal 2005 over fiscal 2004 was due to increases in airfreight forwarding of $296.9 million, ocean freight forwarding of $312.4 million, contract logistics of $82.6 million, other revenue of $55.3 million and customs brokerage of $9.7 million.

      Of the 50% increase in total gross revenue in fiscal 2005 versus the comparable prior year, we estimate that over 38% was due to organic growth as a result of additional business from new and existing clients as well as price increases from various air and ocean carriers, while less than 9% was due to the impact of favorable exchange rates as compared to the U.S. dollar and less than 4% was due to the impact of acquisitions.
      We believe that net revenue is a better measure than gross revenue of the importance to us of our various services since our gross revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Net revenue derived from freight forwarding generally is shared between the points of origin and destination. Contract logistics net revenue excludes transportation costs incurred in providing contract logistics services.
      The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Year Ended January 31,

	2005	2004	2003

Net revenues:
Airfreight forwarding	33%	33%	39%
Ocean freight forwarding	13	13	16
Customs brokerage	10	11	15
Contract logistics	33	32	20
Other	11	11	10

Total net revenues	100	100	100
Operating expenses:
Staff costs	51	53	51
Depreciation and amortization	3	2	3
Amortization of intangible assets	*	*	*
Other operating expenses	33	34	35

Operating income	12	10	11
Interest income	1	1	1
Interest expense	(1)	(1)	(1)
Gains/(losses) on foreign exchange	*	*	*

Pretax income	12	10	11
Provision for income taxes	3	2	3
Minority interests	*	*	*

Net income	9%	8%	7%

*	Less than one percent.

Year Ended January 31, 2005 Compared to Year Ended January 31, 2004
      Net revenue increased $177.7 million, or 30%, to $773.8 million for fiscal 2005 compared to $596.1 million for fiscal 2004. Overall, our net revenue benefited from organic growth from all our operations, from the impact of acquisitions made during fiscal 2005 as well as from favorable exchange rates as compared to the U.S. dollar. On a constant currency basis when we translate our fiscal 2005 results using currency exchange rates in effect for fiscal 2004, we estimate that acquisitions and favorable exchange rates accounted for approximately $34.0 million and $51.8 million, respectively, of the net revenue increase for fiscal 2005 versus the prior fiscal year.

      Airfreight forwarding net revenue increased $54.5 million, or 27%, to $253.3 million for fiscal 2005 compared to $198.8 million for the prior year. This increase primarily resulted from organic growth in all regions and favorable exchange rates as compared to the U.S. dollar in fiscal 2005 when compared to fiscal 2004, mostly in our Africa and Europe regions, due to changes in the South African rand and the euro, respectively, compared to the U.S. dollar. Airfreight volumes increased in all regions, although the benefit of this increase was offset by the higher carrier costs, resulting in lower airfreight yields overall in fiscal 2005 when compared to fiscal 2004. We experienced our highest volume growth for fiscal 2005 in Asia and Africa.
      Ocean freight forwarding net revenue increased $23.8 million, or 32%, to $98.9 million for fiscal 2005 compared to $75.1 million for fiscal 2004. This increase was due primarily to increased volumes in fiscal 2005 versus fiscal 2004 especially in the Africa and Asia Pacific regions, which offset our decline in yields caused by price increases from ocean carriers which were typically passed through to customers at lower margins than we have historically experienced.
      Customs brokerage net revenue increased $9.9 million, or 15%, to $75.4 million for fiscal 2005 compared to $65.5 million for fiscal 2004. Customs brokerage net revenue increased primarily as a result of the higher shipping volumes resulting from increased demand for our airfreight and ocean freight services.
      Contract logistics net revenue increased $64.1 million, or 33%, to $257.1 million for fiscal 2005 compared to $193.0 million for the prior year. We estimate that approximately 51% of this increase for fiscal 2005 was due to the acquisitions of IHD and Unigistix during fiscal 2005.
      Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $25.4 million, or 40%, to $89.1 million for fiscal 2005 compared to $63.7 million for fiscal 2004. This increase was due primarily to organic growth particularly in the Americas and Africa regions, as well as from favorable exchange rates as compared to the U.S. dollar.
      Staff costs increased $79.1 million, or 25%, to $397.8 million for fiscal 2005 from $318.7 million for the prior year. Staff costs were higher in fiscal 2005 as compared to fiscal 2004 because of increased resources to accommodate the increase in business activity, an increase in reported staff costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the U.S. dollar during the year and the addition of personnel in connection with our acquisitions of IHD and Unigistix, which we estimated accounted for approximately $13.1 million of the total increase. Total staff costs expressed as a percentage of net revenues decreased from 53% in fiscal 2004 to 51% in fiscal 2005. This decrease when expressed as a percentage of net revenues was primarily related to an increase in these costs at a slower rate of growth than the increase in net revenue. Staff costs are the largest component of operating expenses and we strive to manage these costs in relation to net revenue growth.
      Depreciation and amortization expense increased by $4.6 million, or 31%, for fiscal 2005 over fiscal 2004 to $19.4 million primarily due to increases in capital spending for computer equipment and fixtures and fittings during the period, along with the impact of fiscal 2005 business acquisitions and the full year impact of fiscal 2004 business acquisitions. Depreciation and amortization expense increased slightly to 3% of net revenue in fiscal 2005 as compared to 2% in the prior year when expressed as a percentage of net revenues for the periods.
      Other operating expenses increased by $56.2 million, or 28%, to $259.1 million in fiscal 2005 compared to $202.9 million for fiscal 2004. Generally these expenses increased because of the increased costs associated with the higher volumes and organic growth experienced by the company, as well as an increase in reported costs in the Europe and Africa regions in fiscal 2005 over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the U.S. dollar during the year. In addition, operating costs as a result of the acquisitions of IHD and Unigistix, accounted for approximately $10.0 million of the total increase in other operating expenses in fiscal 2005. Included in other operating expenses for fiscal 2005 are facilities and communications costs of $83.8 million compared to $67.7 million of such costs for the prior fiscal year. Facilities and communications costs increased primarily as a result of the addition of new locations in fiscal 2005 as compared to the prior fiscal year, including those acquired with IHD and Unigistix. The balance of the other operating expenses is comprised of selling, general and administrative costs. For fiscal 2005, selling, general and administrative costs were $175.3 million compared to $135.2 million for the same prior year period. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity, the increase in reported costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the U.S. dollar during the year. In addition the acquisitions of IHD and Unigistix during the year increased other operating expenses (estimated to be $6.0 million). When expressed as a percentage of net revenue, other operating expenses decreased to 33% for fiscal 2005 from 34% for fiscal 2004.
      Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Both interest income and interest expense decreased in fiscal 2005 as compared to fiscal 2004 by $2.8 million, or 40%, and $1.3 million, or 21%, respectively, due to the cash used in our acquisitions and the additional working capital requirements for the increase in business activity during fiscal 2005.
      The effective income tax rate increased to 27% in fiscal 2005 compared to 22% in the prior year. The effective income tax rate increased in fiscal 2005 as compared to fiscal 2004, primarily due to a change in the geographic composition of our worldwide taxable income when compared to the prior year. For fiscal 2006, we currently anticipate that our effective tax rate will be approximately 30%, although such rate may fluctuate due to the geographic mix of our taxable income.
      Net income increased by $22.8 million, or 51%, to $67.5 million in fiscal 2005 as compared to the prior year for the reasons listed above.

Year Ended January 31, 2004 Compared to Year Ended January 31, 2003
      Net revenue increased $191.3 million, or 47%, to $596.1 million for fiscal 2004 compared to $404.8 million for fiscal 2003. Overall, our net revenue benefited from the full year effect of acquisitions made in fiscal 2003 (primarily UTi Integrated Logistics) and from the impact of acquisitions made during fiscal 2004 as well as from favorable exchange rates as compared to the U.S. dollar and organic growth from our operations. On a constant currency basis when we translate our fiscal 2004 results using currency exchange rates in effect for fiscal 2003, we estimate that acquisitions and favorable exchange rates accounted for approximately $107.7 million and $49.6 million, respectively, of the net revenue increase for fiscal 2004 versus the prior fiscal year. The total increase due to acquisitions of $107.7 million in fiscal 2004 as compared to fiscal 2003 reflects the acquisition benefit of UTi Integrated Logistics on net revenues of $100.5 million.
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

      Contract logistics net revenue increased $113.5 million, or 143%, to $193.0 million for fiscal 2004 compared to $79.5 million for the prior year. This increase was primarily due to the full year contribution from the UTi Integrated Logistics acquisition in fiscal 2004.
      Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $23.6 million, or 59%, to $63.7 million for fiscal 2004 compared to $40.1 million for fiscal 2003. This increase was also primarily due to the full year contribution from the UTi Integrated Logistics acquisition in fiscal 2004.
      Staff costs increased $113.7 million, or 55%, to $318.7 million for fiscal 2004 from $205.0 million for the prior year, primarily as a result of the addition of personnel in connection with our acquisition of UTi Integrated Logistics, which accounted for approximately $57.4 million of the total increase. Staff costs were also generally higher in fiscal 2004 as compared to fiscal 2003 because of an increase in reported costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the U.S. dollar during the year. The increase in total staff costs expressed as a percentage of net revenues from 51% in fiscal 2003 to 53% in fiscal 2004 was primarily related to UTi Integrated Logistics’ contract logistics business which has historically experienced higher staff costs as a percentage of net revenues than our freight forwarding operations and we expect staff costs to generally be higher when expressed as a percentage of net revenues as compared to our historic trends.
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
      Other operating expenses increased by $60.0 million, or 42%, to $202.9 million in fiscal 2004 compared to $142.9 million for fiscal 2003. Generally these expenses increased because of the full year impact of our acquisition of UTi Integrated Logistics (estimated to be $35.8 million) and also because of an increase in reported costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the U.S. dollar during the year. Included in other operating expenses for fiscal 2004 are facilities and communications costs of $67.7 million compared to $45.9 million of such costs for the prior fiscal year. Facilities and communications costs increased primarily as a result of the addition of new locations in fiscal 2004 as compared to the prior fiscal year, including those acquired with UTi Integrated Logistics. The balance of the other operating expenses is comprised of selling, general and administrative costs. For fiscal 2004, selling, general and administrative costs were $135.2 million compared to $97.0 million for the same prior year period. The increase in selling, general and administrative costs was primarily a result of the acquisition of UTi Integrated Logistics (estimated to be $25.8 million) and secondarily to the stronger euro and South African rand when compared to the U.S. dollar. When expressed as a percentage of net revenue, other operating expenses decreased to 34% for fiscal 2004 from 35% for fiscal 2003.
      Both interest income and interest expense increased in fiscal 2004 as compared to fiscal 2003 by $2.2 million, or 48%, and $0.7 million, or 14%, respectively. The increase in interest income was primarily due to the higher levels of cash balances in fiscal 2004 due to the cash received in December 2003 from our follow-on stock offering, while the increase in interest expense was due primarily to the acquisition impact of UTi Integrated Logistics.
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

Liquidity and Capital Resources
      As of January 31, 2005, our cash and cash equivalents totaled $178.1 million, representing an increase of $21.4 million from January 31, 2004, as a result of generating a net amount of $11.2 million of cash in our operating, investing and financing activities and a positive impact of $10.2 million related to the effect of foreign exchange rate changes on our cash balances. Historically, we have used our internally generated net cash flow from operating activities along with the net proceeds from the issuance of ordinary shares to fund our working capital requirements, capital expenditures, acquisitions and debt service.
      In fiscal 2005, we generated approximately $71.4 million in net cash from operating activities. This resulted from net income of $67.5 million plus depreciation and amortization of intangible assets totaling $21.4 million and other items totaling $5.9 million, plus an increase in trade receivables and other current assets of $127.1 million and an increase in trade payables and other current liabilities of $103.6 million.
      During fiscal 2005, we used an aggregate of $118.2 million of cash for acquisitions and contingent earn-out payments, of which approximately $73.5 million (net of cash acquired), $24.9 million and $1.5 million was used to acquire Unigistix, IHD and ET Logistics, respectively. We also used a total of approximately $4.1 million to increase our shareholdings in our Indonesian, Taiwanese, Turkish and other subsidiaries and approximately $1.1 million was used for a final contingent earn-out payment related to our acquisition of the Continental group of companies made in fiscal 2001. Approximately $13.1 million of cash was used for an earn-out payment related to our January 2001 acquisition of SLi.
      Future earn-out payment calculations, which may result in a significant use of cash (or in the case of our acquisition of SLi, the possible issuance of shares as the acquisition agreement permits the sellers to elect, at their option, the earn-out payment in the form of ordinary shares instead of cash at a deemed price of $15.82 per ordinary share), include the two remaining contingent earn-out payment calculations related to our acquisition of SLi, which are scheduled for the third quarters of fiscal 2006 and fiscal 2007, four contingent earn-out payments related to our acquisition of ET Logistics which will be calculated based on a multiple of the acquired operation’s future earnings for each of the fiscal years in the four-year period ending January 31, 2008 and two contingent earn-out payments related to our acquisition of Unigistix which will also be calculated based on a multiple of the acquired operation’s future earnings for each of the two twelve-month periods in the period ending October 31, 2006 and are subject to a maximum of $4.8 million. There are no contractual limits on the cash amounts that may be payable under the contingent earn-out payment terms for SLi or ET Logistics as they are contingent on the earnings of each of the acquired businesses; however, we anticipate that the contingent earn-out payments would generally be self-funding in that the increased earnings from the operations would be used to fund the earn-out payments.
      During fiscal 2005, cash used for capital expenditures was $20.9 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings.
      Our financing activities during fiscal 2005 provided $76.3 million of cash, primarily due to net increased borrowing on our bank lines of credit of $74.2 million. Additionally, we paid dividends of $3.6 million during fiscal 2005. We expect to use approximately $4.8 million of cash in the second quarter of fiscal 2006 for the payment of dividends on our ordinary shares as declared by our board of directors on April 7, 2005.

Credit Facilities
      We have various bank credit facilities established in countries where such facilities are required for our business. At January 31, 2005 these facilities provided for borrowing capacities ranging from approximately $0.1 million to $50.0 million totaling $160.3 million, and also provided for guarantees, which are a necessary part of our business, totaling $95.7 million, for total credit facilities of $256.0 million. Our borrowings under these facilities totaled $92.3 million at January 31, 2005 and we had approximately $68.0 million of available, unused borrowing capacity under our various bank lines of credit. Certain of these facilities have financial covenants, with which the company was in compliance as of January 31, 2005.
      Due to the global nature of our business, we utilize a number of different financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 0.6% to 16.8% at January 31, 2005. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that is extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements. Therefore, no additional liabilities have been recorded for these guarantees in the unlikely event that the guarantor company were to be required to perform as those liabilities would be duplicative. While the majority of our borrowings are due and payable within one year, we believe we should be able to renew such facilities on commercially reasonable terms.
      On December 6, 2004, certain of our subsidiaries in South Africa entered into a senior revolving credit facility agreement with Nedbank in South Africa (Nedbank SA), which provides for an aggregate credit facility of 480.0 million South African rand (equivalent to approximately $80.6 million as of January 31, 2005). Of this facility, approximately $42.0 million is available for overdrafts, $25.2 million is available for guarantees and standby letters of credit, $11.7 million is available for capital leases and $1.7 million is available for foreign exchange contracts. As with our Nedbank UK facility (discussed below) and with other facilities we have had with Nedbank in the past, this facility is available on an ongoing basis until further notice, subject to Nedbank SA’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank SA. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.
      As of January 31, 2005, our second largest credit facility was with Nedbank Limited in the United Kingdom (Nedbank UK), totaling 28.3 million British pounds sterling (equivalent to approximately $53.4 million as of January 31, 2005). Of this facility, approximately $47.2 million is primarily used for guarantees and standby letters of credit to secure banking facilities and $6.2 million is primarily used for guaranteeing performance undertakings of our subsidiary companies. The facility is available on an ongoing basis until further notice, subject to Nedbank UK’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank UK. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.
      Our third largest credit facility as of January 31, 2005 was a senior revolving syndicated credit facility agreement between certain of our subsidiaries in the United States and LaSalle Bank National Association as agent, and various other lenders, which provides for up to $50.0 million of borrowings based on a formula of eligible accounts receivable primarily for use in our operations in the United States. The credit facility is secured by substantially all of the assets of our U.S. subsidiaries as well as a pledge of the stock of the U.S. subsidiaries. This credit facility matures in August 2007 and contains financial and other covenants and restrictions applicable to our U.S. operations and a change of control provision applicable to changes at the U.S. holding company level. This agreement limits the right of the U.S. operating company to distribute funds to holding companies.

Contractual Obligations
      At January 31, 2005, we had the following contractual obligations (in thousands):

	Payments Due By Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Bank and other long-term debt obligations(1)	$100,610	$95,505	$1,154	$580	$3,371
Capital lease obligations(2)	15,338	3,760	9,601	1,755	222
Operating lease obligations	188,470	50,474	73,265	42,516	22,215
Unconditional purchase obligations	5,305	5,305	—	—	—

Total	$309,723	$155,044	$84,020	$44,851	$25,808

(1)	Interest expense is not included due to the variable rate nature of interest rates on these obligations.

(2)	Includes interest expense due to the fixed nature of interest rates on these obligations.
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
Off-Balance Sheet Arrangements
      Other than operating lease obligations, which are included in the preceding contractual obligations table, we have no material off-balance sheet arrangements.
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
Critical Accounting Policies and Use of Estimates
      Our discussion of our operating and financial review and prospects is based on our consolidated financial statements, prepared in accordance with U.S. GAAP and contained within this report. Certain amounts included in, or affecting, our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent obligations are necessarily affected by these estimates. In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable and various other recorded and disclosed amounts. We evaluate these estimates on an ongoing basis.
      Our significant accounting polices are included in note 1, “Summary of Significant Accounting Policies,” in the consolidated financial statements included in this report; however, we believe that certain accounting policies are more critical to our financial statement preparation process than others. These include our policies on revenue recognition, income taxes, allowance for doubtful receivables, goodwill and other intangible assets, contingencies and currency translation.

Revenue Recognition
      Gross revenue represents billings on exports to customers, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby we act as an agent. Gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from our services as an authorized agent for airline and ocean carriers and third-party freight insurers, are recognized at the time the freight departs the terminal of origin which is when the customer is billed. Gross customs brokerage revenue, contract logistics revenue and other revenue are recognized when we bill the customer, which for customs brokerage revenue is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenue is when the service has been provided to third parties in the ordinary course of business. Net revenue is determined by deducting freight consolidation costs from gross revenue. Freight consolidation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided, and adjusted upon receipt of the suppliers’ final invoices.

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

Goodwill and Other Intangible Assets
      We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). In accordance with SFAS No. 142, no amortization was recorded for goodwill for acquisitions completed after June 30, 2001. Further, effective February 1, 2002, in accordance with SFAS No. 142, we discontinued the amortization relating to all existing goodwill. Intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 requires that goodwill and non-amortizable intangible assets be assessed at least annually for impairment. This assessment requires the determination of the fair value of each reporting unit as compared to its carrying value. We determine the fair value of our reporting units on the income approach, which requires the use of estimates in determining future revenues, cash flows and capital expenditures, as well as market trends and growth. We believe these estimates and assumptions to be reasonable, although they are inherently unpredictable and uncertain and actual results may differ from these estimates. We complete the required impairment test annually in the second quarter, or when certain events occur or circumstances change.

Contingencies
      We are subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the company is self-insured in relation to freight related exposures, adequate liabilities are estimated and recorded for the portion we are self-insured. When estimates of our exposure from claims or pending or threatened litigation matters meet the recognition criteria of SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

Currency Translation
      For consolidation purposes, balance sheets of subsidiaries expressed in currencies other than U.S. dollars are translated at the rates of exchange ruling at the balance sheet date. Operating results for the fiscal year are translated using average rates of exchange for the fiscal year. Gains and losses on translation are recorded as a separate component of equity and are included in other comprehensive income or loss. Transactions in foreign currencies during the year are remeasured at rates of exchange ruling on the dates of the transactions. These gains and losses arising on remeasurement are accounted for in the income statement. Exchange differences arising on the translation of long-term structural loans to subsidiary companies are recorded as other comprehensive income or loss.
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
Recent Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statement, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN No. 46R). FIN No. 46R replaces FIN No. 46 in its entirety. FIN No. 46R exempts certain entities from its requirements and clarifies certain complexities arising during the initial implementation of FIN No. 46. This revised interpretation is effective for reporting periods that end after March 15, 2004. The adoption of this interpretation did not have a material impact on our consolidated financial position or results of operations.
      In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R). SFAS No. 132R retains the existing disclosure requirements for pensions and other postretirement benefits and requires additional disclosures for pension and other postretirement benefit plan assets, obligations and net cost in financial statements. This statement did not change the methodologies underlying the measurement of obligations or recognition of expenses. This statement is effective for fiscal years ending after December 15, 2003 for all domestic (United States) plans. As permitted by the statement, we adopted the additional disclosure provisions for our foreign plans for fiscal year ending January 31, 2005. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires all companies to record compensation cost for all share-based payments (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) at fair value. This statement is effective for interim or annual periods beginning after June 15, 2005. The Statement allows companies to use the modified prospective transition method or the modified retrospective transition method to adopt the new standards. We are currently evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a significant impact on our consolidated financial position, earnings per share and results of operations. We have not determined the method of adoption or the effect of adopting SFAS No. 123R. The statement is effective for the first fiscal year beginning after June 15, 2005.
      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The company does not have any controlled foreign corporations to which the repatriation provisions of the Jobs act would apply. Consequently the company expects that the adoption of FSP No. 109-2 will not have a material impact on our consolidated financial position or results of operations.
      In March 2005, the Securities and Exchange Commission, (SEC), issued Staff Accounting Bulletin (SAB) No. 107, Share Based Payment. SAB No. 107 expresses the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as the SEC’s views regarding the valuation of share-based payment arrangements. The Bulletin provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share based payment arrangements, the accounting for income tax effects of share based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management Discussion and Analysis subsequent to adoption of SFAS No. 123R. We are currently reviewing SAB No. 107 and its implications in regard to the adoption of SFAS No. 123R.
Factors That May Affect Future Results and Other Cautionary Statements
      In addition to the other information contained in this annual report on Form  10-K, you should consider carefully the following factors, risks and uncertainties in evaluating our business. Our business and operations are subject to a number of factors, risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect our business, financial condition and future results of operations and should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the Securities and Exchange Commission. We caution readers that any forward-looking statements made by us are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Private Securities Litigation Reform Act and that a number of factors, including but not limited to those discussed below, could caused our actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements.

We conduct business throughout the world and our results of operations may be impacted by international trade volumes and by global, regional and local economic conditions.
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
      Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts, may adversely affect the global economy, international trade volumes, our customers and their ability to pay for services. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. We expect that our revenue and results of operations will continue to be sensitive to global and regional economic conditions.

Our international presence exposes us to potential difficulties and risks associated with distant operations and to various economic, regulatory, political and other uncertainties and risks.
      We conduct a majority of our business outside of the United States and we anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our international operations are directly related to and dependent on the volume of international trade and the social, economic and political conditions in various countries. For the fiscal year ended January 31, 2005, approximately 25% of our net revenues were generated in South Africa and our South African assets represented approximately 27% of our total assets as of January 31, 2005. Our international operations and international commerce are influenced by many factors, including:

•	changes in economic, social and political conditions and in governmental policies,

•	changes in international and domestic customs regulations,

•	wars, civil unrest, acts of terrorism and other conflicts,

•	natural disasters,

•	changes in tariffs, trade restrictions, trade agreements and taxation,

•	difficulties in staffing, managing or overseeing foreign operations,

•	expropriation of our international assets,

•	limitations on the repatriation of assets, including cash,

•	different liability standards and less developed legal systems that may be less predictable than those in the United States, and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.
      The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

Restrictions and controls on investments and acquisitions outside of the United States may restrict our ability to operate in those countries.
      Investments in joint ventures or businesses outside of the United States have been and will continue to be restricted or controlled to varying degrees. These restrictions or controls have and may continue to limit or preclude investments in proposed joint ventures or business acquisitions outside of the United States or increase our costs and expenses in seeking to effect such transactions. Various governments require governmental approval prior to investments by foreign persons and limit the extent of any such investments. Furthermore, various governments restrict investment opportunities by foreign persons in some industries or may require governmental approval for the repatriation of capital and income by foreign investors. There can be no assurance that such approvals will be forthcoming in the future. There also can be no assurance that additional or different restrictions or adverse policies applicable to us or our investments in various countries will not be imposed in the future or, if imposed, as to the duration or impact of any such restrictions or policies.

We are dependent on our relationship with our agents and key employees in some countries.
      We conduct business in some countries using a local agent who can provide knowledge of the local market conditions and facilitate the acquisition of necessary licenses and permits. We rely in part upon the services of these agents, as well as our country-level executives, branch managers and other key employees, to market our services, to act as intermediaries with customers and to provide other services on our behalf. There can be no assurance that we will continue to be successful in maintaining our relationships with our agents or key employees in various foreign countries, or that we will find qualified replacements for agents and key employees who may terminate their relationships with us. Because our agents and employees may occasionally have the primary relationship with certain of our customers, we could lose some customers if a particular agent or employee were to terminate his or her relationship with us. The loss of or failure to obtain qualified agents or employees in a particular country or region could result in the temporary or permanent cessation of our operations and/or the failure to develop our business in that country or region.

Foreign currency fluctuations could result in currency translation exchange gains or losses or could increase or decrease the book value of our assets.
      Our reporting currency is the United States dollar. For the fiscal year ended January 31, 2005, we derived a substantial portion of our gross revenue in currencies other than the United States dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the United States dollar could adversely affect our reported United States dollar earnings. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into United States dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results. We will experience the effects of changes in foreign currency exchange rates on our consolidated net income in the future.

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
      Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand or are based on just-in-time production schedules. Therefore, our revenue is, to a larger degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

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
      Our growth strategy may affect short-term cash flow and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We also may issue our ordinary shares from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of our ordinary shares that we may issue could in turn be significant. In addition, we may also grant registration rights covering those ordinary shares in connection with any such acquisitions and investments. Acquisitions completed by us have included contingent earn-out arrangements which provide for payments which may be made by us in cash which would reduce the amount of cash available to us or could cause us to incur additional indebtedness and by our issuance of additional shares resulting in an increase in the number of our outstanding shares. If we are not able to identify or acquire companies consistent with our growth strategy or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, and our operating results may be adversely affected.

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
      We recently completed the twelfth quarter of NextLeap, our five-year strategic operating plan designed to help us transition from being a global freight forwarding operator to a global integrated logistics provider offering our customers a comprehensive range of services across the entire supply chain. Under NextLeap, we are undertaking various efforts to attempt to increase the number of our customers and our revenue, improve our operating margins, and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, improved margins, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control and we may not be able to successfully implement NextLeap and no assurance can be given that our efforts will result in increased revenues, improved margins or profitability. If we are not able to increase our revenue or improve our operating margins in the future, our results of operations could be adversely affected.

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
      Our future performance depends, in significant part, upon the continued service of our key management personnel, including Roger MacFarlane (Chief Executive Officer), Matthys Wessels (Vice Chairman of the Board and Chief Executive Officer — African Region), Alan Draper (Executive Vice President and President — Asia Pacific Region), John Hextall (President — Europe, Middle East and North Africa Region and President — Americas Region for Freight Forwarding), Gene Ochi (Senior Vice President — Marketing and Global Growth) and Lawrence Samuels (Senior Vice President — Finance, Chief Financial Officer and Secretary). There can be no assurance that we can retain such key managerial employees. The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure you that we will be successful in our efforts.

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

Because we manage our business on a localized basis in many countries around the world, our operations and internal controls may be materially adversely affected by inconsistent management practices.
      We manage our business in many countries around the world, with local and regional management retaining responsibility for day-to-day operations, profitability and the growth of the business. Our operating approach can make it difficult for us to implement strategic decisions and coordinated practices and procedures throughout our global operations, including implementing and maintaining effective internal controls throughout our worldwide organization. In addition, some of our subsidiaries operate with manage-

ment, sales and support personnel that may be insufficient to support growth in their respective businesses without regional oversight and global coordination. Our decentralized operating approach could result in inconsistent management practices and procedures and adversely affect our overall profitability, and ultimately our business, results of operations, financial condition and prospects.
      Although as of January 31, 2005 we had no material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, there can be no assurances that we will be able to comply in future years with the requirements and deadlines of Section 404 of the Sarbanes-Oxley Act of 2002, particularly in light of our decentralized management structure. A reported material weakness or the failure to meet the reporting deadline of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and this loss of confidence could cause a decline in market price of our stock.

We may need additional financing to fund our operations and finance our growth or we may need replacement financing, and we may not be able to obtain financing on terms acceptable to us or at all.
      We may require additional financing to fund our operations and our current plans for expansion. Because our credit facilities often are limited to the country in which the facility is originated, we may require additional financing to fund our operations in countries in which we do not have existing credit facilities. In addition, when our existing credit facilities expire, we may need to obtain replacement financing. Our two largest credit facilities are with Nedbank, and the bank has the right to terminate these facilities at any time and cause the interest and principal outstanding under these facilities to become immediately due and payable. Additional or replacement financing may involve incurring debt or selling equity securities. There can be no assurance that additional or replacement financing will be available to us on commercially reasonable terms or at all. If we incur additional debt, the risks associated with our business could increase. If we raise capital through the sale of equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to obtain additional or replacement financing, our ability to fund our operations and meet our current plans for expansion will be materially adversely affected.

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
      In general, we seek to limit by contract and/or International Conventions and laws our liability to our customers for loss or damage to their goods to $20 per kilogram (approximately $9.07 per pound) or 17 SDRs (Special Drawing Rights) for airfreight shipments (depending on the International Convention applicable) and $500 per carton or customary unit, or 666.67 SDRs per package/ 2 SDRs per kilo (whichever is higher) including an ocean container, for ocean freight shipments, again depending on the International Convention. For truck/land based risks there are a variety of limits ranging from a nominal amount to full value. However, because a freight forwarder’s relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our customers. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than us, assumes liability for the safe delivery of the customer’s cargo to its ultimate destination, other than in respect of any of our own errors and omissions.
      We have, from time to time, made payments to our customers for claims related to our services and may make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future or exceed our insurance levels. As with every insurance policy there are limits, exclusions and deductibles that apply. In addition, significant increases in insurance costs could reduce our profitability.

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
      Our air transportation activities in the United States are subject to regulation by the Department of Transportation as an indirect air carrier and by the Federal Aviation Administration (FAA). We are also subject to security measures and strict shipper and customer classifications by the Transportation Security Administration (TSA). We anticipate new security requirements regarding the handling of airfreight in the near term. Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation, as necessary. We are accredited in each of our offices by the International Air Transport Association (IATA) or the Cargo Network Services Corporation, a subsidiary of the IATA, as a registered agent. Our indirect air carrier status is also subject to the Indirect Air Carrier Standard Security Program administered by the TSA. We are licensed as a customs broker by the CBP in each United States customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing C-TPAT, we are also subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under CSI, which is administered by the CBP. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.
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
      Our corporate affairs are governed by our Memorandum and Articles of Association and by the International Business Companies Act (Cap 291) of the British Virgin Islands. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders may differ from those that would apply if we were incorporated in the United States or another jurisdiction. The rights of shareholders under British Virgin Islands law are not as clearly established as are the rights of shareholders in many other jurisdictions. Thus, you may have more difficulty protecting your interests in the face of actions by our board of directors or our principal shareholders than you would have as shareholders of a corporation incorporated in another jurisdiction.

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
      Provisions of our Memorandum and Articles of Association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our ordinary shares. Provisions in our Memorandum and Articles of Association may delay, deter or prevent other persons from attempting to acquire control of us. These provisions include:

•	the authorization of our board of directors to issue preference shares with such rights and preferences determined by the board, without the specific approval of the holders of ordinary shares;

•	our board of directors is divided into three classes each of which is elected in a different year;

•	the prohibition of action by the written consent of the shareholders;

•	the establishment of advance notice requirements for director nominations and actions to be taken at shareholder meetings; and

•	the requirement that the holders of two-thirds of the outstanding shares entitled to vote at a meeting are required to approve changes to specific provisions of our Memorandum and Articles of Association including those provisions described above and others which are designed to discourage non-negotiated takeover attempts.
      In addition, our Memorandum and Articles of Association permit special meetings of the shareholders to be called only by our chief executive officer or our board of directors upon request by a majority of our directors or the written request of holders of more than 50 percent of our outstanding voting securities. Provisions of British Virgin Islands law to which we are subject could substantially impede the ability of our shareholders to benefit from a merger, takeover or other business combination involving us, discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, and impede the ability of our shareholders to change our management and board of directors.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity
      Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2005, the notional value of all of our open forward foreign exchange contracts was $9.1 million related to transactions denominated in various currencies, but predominantly in U.S. dollars, euros and British pounds sterling. These contracts are generally entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.
      The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in U.S. dollar equivalents at January 31, 2005 and 2004. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.
      Non-functional currency exposure in U.S. dollar equivalents is as follows (in thousands):

				Foreign Exchange
				Gain/(Loss)
				if Functional Currency
			Net
			Exposure	Appreciates	Depreciates
Non-Functional Currency	Assets	Liabilities	Long/(Short)	by 10%	by 10%

At January 31, 2005:
U.S. dollars	$13,639	$9,306	$4,333	$433	$(433)
Euro	1,404	3,050	(1,646)	(165)	165
British pounds sterling	2,863	2,154	709	71	(71)
Hong Kong dollars	78	1,091	(1,013)	(101)	101
Other	1,391	2,005	(614)	(61)	61

Total	$19,375	$17,606	$1,769	$177	$(177)

At January 31, 2004:
U.S. dollars	$10,970	$6,646	$4,324	$432	$(432)
Euro	833	3,151	(2,318)	(232)	232
British pounds sterling	3,913	3,925	(12)	(1)	1
Hong Kong dollars	32	357	(325)	(33)	33
Other	1,431	1,975	(544)	(54)	54

Total	$17,179	$16,054	$1,125	$112	$(112)

Qualitative Information about Market Risk

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

Market Rate Risk
      The fair value of our long-term bank loans approximates the carrying value at January 31, 2005 and 2004. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and was not considered material at either year-end.

ITEM 8.	Financial Statements and Supplementary Data
Consolidated Statements and Other Financial Information
      Our consolidated financial statements, along with the report of independent registered public accounting firm thereon, are attached to this report beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

ITEM 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
      As of January 31, 2005, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of January 31, 2005 to ensure that material information is recorded, processed, summarized and reported by company’s management on a timely basis in the company’s reports filed under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting
      Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Our system of internal control was designed to provide reasonable assurance to UTi’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      Management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment using the COSO model, we believe that the company’s internal control over financial reporting is effective as of January 31, 2005.
      As permitted by the guidance published by the SEC, management has excluded the operations of Unigistix, which was acquired as of October 12, 2004, from its assessment of internal control over financial reporting as of January 31, 2005. Unigistix had total assets and gross revenues constituting 8.7% and 0.5%, respectively, of the related consolidated financial statements as of and for the year ended January 31, 2005.
      Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2005, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements as stated in their report which is included in this annual report on Form 10-K.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the Board of Directors and Shareholders of UTi Worldwide Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that UTi Worldwide Inc. and its subsidiaries (UTi) maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Unigistix Inc., which was acquired on October 12, 2004 and whose financial statements reflect total assets and gross revenues constituting 8.7% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Unigistix Inc. UTi’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of UTi’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that UTi maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, UTi maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2005 of UTi and our report dated April 18, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
April 18, 2005
Changes in Internal Controls over Financial Reporting
      No change in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the fourth fiscal quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	Other Information
      None.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to directors, the audit committee and Section 16(a) compliance is incorporated by reference under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, from the company’s definitive Proxy Statement for its 2005 Annual Meeting of

Shareholders (members), which we refer to as the 2005 Proxy Statement, which will be filed within 120 days of January 31, 2005 pursuant to Regulation 14A.
      Information regarding executive officers of the company is included in Part I, Item 1 of this report appearing under the caption, “Executive Officers of Registrant.”
      The company has adopted a Code of Conduct and Ethics that applies to its executive officers, including the chief executive officer and the chief financial officer. The full text of the code is published on the company’s website at www.go2uti.com in the “Corporate Governance” section. In the event that the company makes any amendments to, or grants any waivers of, a provision of the Code of Ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, the company intends to disclose such amendment or waiver on its website. Information on the company’s website, however, does not form a part of this annual report on Form 10-K.

ITEM 11.	Executive Compensation
      The information required by this Item is incorporated by reference under the captions “Information about the Board of Directors and Committees of the Board” and “Compensation of Executive Officers” from the company’s 2005 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item with regard to the security ownership of certain beneficial owners and management is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” from the company’s 2005 Proxy Statement.
Securities Authorized for Issuance under Equity Compensation Plans
      The following table sets forth information as of January 31, 2005 regarding the number of shares of common stock of the company that may be issued pursuant to the company’s equity compensation plans:

	(a)			(c)
	Number of			Number of Securities
	Securities to be		(b)	Remaining Available for
	Issued upon		Weighted-average	Future Issuance under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options, Warrants		Options, Warrants,	Securities
	and Rights		and Rights	Reflected in Column (a))

Plan category
Equity compensation plans approved by security holders	2,374,090	(1)	$24.34	2,347,859	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	2,374,090		$24.34	2,347,859

(1)	Of these shares 4,022 are restricted share units outstanding under the 2004 Non-Employee Directors Share Incentive Plan. In addition, 62,894 are restricted share units granted as retention awards, which we refer to as the Retention Awards, and 74,464 restricted share units were allocated as performance awards, which we refer to as the Performance Awards, under UTi’s 2004 Long-Term Incentive Plan.

(2)	The restricted share units identified in Footnote 1 are not included in column (c). Restricted share units granted under the 2004 Non-Employee Directors Share Incentive Plan generally vest and become non-forfeitable on the date immediately proceeding the annual meeting of the shareholders which follows the grant date of the restricted share units, provided that the director receiving such restricted share units is then serving as a director on such date. Receipt of such shares may be deferred under the terms of the plan. The Retention Awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the passage of time. Under the Retention Awards, 100% of the shares will vest at the end of the required retention period. The Performance Awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the satisfaction of certain performance criteria over a three year period with 100% of the shares vesting at the end of the performance period.

      The amounts included in the table above do not include a total of 24,974 ordinary shares held as of January 31, 2005 in the Guernsey Island trust established for the Union-Transport Share Incentive Plan (the Share Incentive Plan). The Share Incentive Plan was approved by the company’s shareholders in 1997 and provides participants the opportunity to purchase ordinary shares held in trust for this plan. Under this plan, options (offers to purchase) to acquire 14,426 shares with an average weighted exercised price of $9.69 per share were outstanding as of the end of fiscal 2005. At the end of fiscal 2005, 10,548 ordinary shares remained available for future options grants (offers to purchase) under the Share Incentive Plan. However, the trust administrating this plan is expected to return such shares back to the company for cancellation. Such shares are presented on the face of the company’s balance sheet as issued and outstanding, but are excluded by the company from the denominator when computing basic earnings per share because the related share debt had not been discharged by the participant. The company includes potential dilutive ordinary shares in the denominator when computing diluted earnings per share.

ITEM 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference under the caption “Transactions with Management and Others” from the company’s 2005 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference under the caption “Independent Public Accountants” from the company’s 2005 Proxy Statement.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
      1. Financial Statements and Financial Statement Schedule
      Our consolidated financial statements are attached to this report and begin on page F-1.
      2. Exhibits
      The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Description

2	.1+	Asset Purchase Agreement between Continental Air Express (HK) Limited, Continental Container Lines Limited, Union-Transport (HK) Limited, Cheng Kwan Kok David, Lai Kwok Fai, Lewis Billy Barnhill, Francis Raymond Bello, Albert Patrick Cataldo, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung, Ng Chun Ka, Ng Sai Kuen and Registrant dated August 25, 2000 (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

2	.2+	Asset Purchase Agreement between Continental Container Line, Inc., Continental Cargo Logistics Inc. (New York corporation), Continental Cargo Logistics Inc. (California corporation), Union-Transport Corporation, Lai Kwok Fai, Ng Chun Ka, Cheng Kwan Kok David, Albert Patrick Cataldo, Lewis Billy Barnhill, Francis Raymond Bello, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung and Ng Sai Kuen dated August 25, 2000 (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

Exhibit		Description

2.3		Amendment to Asset Purchase Agreement between Continental Air Express (HK) Limited, Continental Container Lines Limited, Union-Transport (HK) Limited, Cheng Kwan Kok David, Lai Kwok Fai, Lewis Billy Barnhill, Francis Raymond Bello, Albert Patrick Cataldo, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung, Ng Chun Ka, Ng Sai Kuen and Registrant, dated October 3, 2000 (incorporated by reference to Amendment No. 1 to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

2	.4+	Stock Purchase Agreement among Samuel Clarke, Jr., Claude M. Walker, Jr., James H. Walker, Standard Corporation and Union Transport (U.S.) Holdings, Inc., dated as of October 11, 2002 (incorporated by reference to the company’s Registration Statement on Form F-3, No. 333-101309, dated November 19, 2002)

2	.5+	Share Purchase Agreement, dated as of October 12, 2004, among UTi Worldwide Inc., 6289541 Canada Inc., and the other parties named therein (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K, dated October 15, 2004)

3.1		Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated November 19, 2004)

10	.1*	Form of Employment Agreement between Mr. Wessels and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.2*	Form of Employment Agreement between Mr. MacFarlane and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.3*	Form of Employment Agreement between Mr. Draper and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.4*	2000 Employee Share Purchase Plan, as amended (incorporated by reference to the company’s Registration Statement on Form S-8, No. 333-58832, dated April 12, 2001)

10	.5*	Non-Employee Directors Stock Option Plan (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.6*	Union-Transport Inc. Share Incentive Plan, as amended (incorporated by reference to the company’s Annual Report on Form 20-F, dated May 8, 2002)

10	.7*	Union-Transport Executive Share Plan, as amended (incorporated by reference to the company’s Annual Report on Form 20-F, dated May 8, 2002)

10.8		Credit Agreement between the company and Nedbank Limited, dated August 1, 2002 (incorporated by reference to Exhibit 99.2 to the company’s Report on Form 6-K dated December 5, 2002)

10.9		Amended and Restated Registration Rights Agreement between PTR Holdings, Inc., Union-Transport Holdings Inc. and the company (incorporated by reference to Amendment No. 2 to the company’s Registration Statement on Form F-3, No. 333-101309, dated December 10, 2002)

10	.10*	2000 Stock Option Plan, as amended (incorporated by reference to the company’s Registration Statement on Form S-8, No. 333-116896, dated June 25, 2004)

10	.11*	2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8, No. 333-116894, dated June 25, 2004)

10	.12*	2004 Non-Employee Directors Share Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8, No. 333-118055, dated August 9, 2004)

10.13		Credit Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation and UTi, (U.S.) Holdings, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)

Exhibit		Description

10.14		Guaranty and Collateral Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation, UTi, (U.S.) Holdings, Inc. and UTi, Services, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)

10	.15*	Employment Agreement between the company and Peter Thorrington, dated September 7, 2004 (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)

10.16		Registration Rights Agreement, dated as of November 23, 2004, between UTi Worldwide Inc. and United Service Technologies Limited (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.17		Affiliated Lender Registration Rights Agreement, dated as of November 23, 2004, among UTi Worldwide Inc., PTR Holdings Inc., Union-Transport Holdings Inc., Wagontrails Investments N.V., and Alan C. Draper (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.18		Credit Agreement between UTi Logistics (Proprietary) Limited, Pyramid Freight (Proprietary) Limited, UTi South Africa (Proprietary) Limited, International Healthcare Distributors (Proprietary) Limited, Kite Logistics (Proprietary) Limited and NedBank Limited, entered into December 6, 2004 (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.19		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.20		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.21		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.22		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10	.23*	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10	.24*	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10	.25*	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10	.26*	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10	.27*	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Election Forms

10	.28*	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares

10	.29*	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement

Exhibit		Description

10	.30*	Amended and Restated Senior Leadership Team (SLT) Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.31		Amendment No. 1 to Registration Rights Agreement, dated as of December 17, 2004, between UTi Worldwide Inc. and United Service Technologies Limited (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated December 17, 2004)

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Certain portions of the identified exhibit were omitted and filed separately with the Commission and have been granted confidential treatment by the Commission.

*	Management contract or compensatory arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

By:	/s/ Roger I. MacFarlane

Roger I. MacFarlane
Chief Executive Officer and Director
Date: April 18, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTi Worldwide Inc.

Date: April 18, 2005	By: /s/ Roger I. MacFarlane Roger I. MacFarlane Chief Executive Officer and Director Principal Executive Officer

Date: April 18, 2005	By: /s/ Lawrence R. Samuels Lawrence R. Samuels Senior Vice President — Finance, Chief Financial Officer and Secretary Principal Financial Officer and Principal Accounting Officer

Date: April 18, 2005	By: /s/ J. Simon Stubbings J. Simon Stubbings Chairman of the Board of Directors

Date: April 18, 2005	By: /s/ Matthys J. Wessels Matthys J. Wessels Vice Chairman of the Board of Directors and Chief Executive Officer — African Region

Date: April 18, 2005	By: /s/ Alan C. Draper Alan C. Draper Executive Vice President and President — Asia Pacific Region and Director

Date: April 18, 2005	By: /s/ C. John Langley, Jr. C. John Langley, Jr. Director

Date: April 18, 2005	By: /s/ Leon J. Level Leon J. Level Director

Date: April 18, 2005	By: /s/ Allan M. Rosenzweig Allan M. Rosenzweig Director

UTi WORLDWIDE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of UTi Worldwide Inc.
      We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and subsidiaries at January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Los Angeles, California
April 18, 2005

UTi WORLDWIDE INC.
CONSOLIDATED INCOME STATEMENTS
For the Years Ended January 31, 2005, 2004 and 2003

	Year Ended January 31,

	2005	2004	2003

	(In thousands, except share and
	per share amounts)
Gross revenue	$2,259,793	$1,502,875	$1,170,060
Freight consolidation costs	1,486,012	906,734	765,270

Net revenue	773,781	596,141	404,790
Staff costs	397,765	318,727	204,971
Depreciation and amortization	19,453	14,806	11,174
Amortization of intangible assets	1,980	663	198
Other operating expenses	259,132	202,874	142,942

Operating income	95,451	59,071	45,505
Interest income	4,112	6,881	4,641
Interest expense	(4,586)	(5,840)	(5,127)
Gains/(losses) on foreign exchange	973	(341)	(1,725)

Pretax income	95,950	59,771	43,294
Provision for income taxes	25,698	13,403	12,492

Income before minority interests	70,252	46,368	30,802
Minority interests	(2,723)	(1,597)	(1,508)

Net income	$67,529	$44,771	$29,294

Basic earnings per share	$2.20	$1.48	$1.13
Diluted earnings per share	$2.12	$1.42	$1.11
Number of weighted average shares used for per share calculations:
Basic shares	30,734,360	30,291,543	25,932,164
Diluted shares	31,901,776	31,479,887	26,504,401
See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED BALANCE SHEETS
As of January 31, 2005 and 2004

	January 31,

	2005	2004

	(In thousands, except
	share amounts)
ASSETS
Cash and cash equivalents	$178,132	$156,687
Trade receivables (net of allowance for doubtful receivables of $16,687 and $14,300 as of January 31, 2005 and 2004, respectively)	435,223	280,044
Deferred income tax assets	10,027	6,534
Other current assets	44,509	33,420

Total current assets	667,891	476,685
Property, plant and equipment, net	71,190	54,421
Goodwill	251,093	148,372
Other intangible assets, net	42,682	10,195
Investments	587	1,117
Deferred income tax assets	1,104	2,384
Other non-current assets	10,120	10,167

Total assets	$1,044,667	$703,341

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$92,340	$18,180
Short-term borrowings	3,165	1,312
Current portion of capital lease obligations	3,465	2,408
Trade payables and other accrued liabilities	413,003	269,072
Income taxes payable	18,533	10,864
Deferred income tax liabilities	678	256

Total current liabilities	531,184	302,092
Long-term borrowings	5,105	93
Capital lease obligations	9,820	7,326
Deferred income tax liabilities	19,607	3,860
Retirement fund obligations	1,332	1,251
Other	136	—
Minority interests	3,293	2,873
Commitments and contingencies
Shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A — authorized 50,000,000; none issued	—	—
Class B — authorized 50,000,000; none issued	—	—
Common stock — authorized 500,000,000 ordinary shares of no par value; issued and outstanding 30,976,603 and 30,929,814 shares as of January 31, 2005 and 2004, respectively	329,098	318,409
Deferred compensation related to restricted share units	(3,193)	—
Retained earnings	169,821	105,855
Accumulated other comprehensive loss	(21,536)	(38,418)

Total shareholders’ equity	474,190	385,846

Total liabilities and shareholders’ equity	$1,044,667	$703,341

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended January 31, 2005, 2004 and 2003

			Deferred
			Compensation		Accumulated
	Common Stock		Related to		Other
			Restricted		Comprehensive
	Shares	Amount	Share Units	Retained Earnings	Loss	Total

	(In thousands, except share data)
Balance at January 31, 2002	25,702,401	$207,143	$—	$36,608	$(63,897)	$179,854
Comprehensive income:
Net income	—	—	—	29,294	—	29,294
Foreign currency translation adjustment	—	—	—	—	12,932	12,932

Total comprehensive income						42,226

Shares issued	4,799,416	103,175	—	—	—	103,175
Stock options exercised	49,307	661	—	—	—	661
Stock compensation costs	—	182	—	—	—	182
Dividends	—	—	—	(1,929)	—	(1,929)

Balance at January 31, 2003	30,551,124	311,161	—	63,973	(50,965)	324,169
Comprehensive income:
Net income	—	—	—	44,771	—	44,771
Foreign currency translation adjustment	—	—	—	—	12,547	12,547

Total comprehensive income						57,318

Shares issued	24,623	694	—	—	—	694
Stock options exercised	337,305	4,920	—	—	—	4,920
Stock compensation costs	16,762	798	—	—	—	798
Tax benefit related to exercise of stock options	—	836	—	—	—	836
Dividends	—	—	—	(2,889)	—	(2,889)

Balance at January 31, 2004	30,929,814	318,409	—	105,855	(38,418)	385,846
Comprehensive income:
Net income	—	—	—	67,529	—	67,529
Foreign currency translation adjustment	—	—	—	—	16,882	16,882

Total comprehensive income						84,411

Shares issued	19,111	972		—	—	972
Shares cancelled	(246,329)	—	—	—	—	—
Stock options exercised	274,007	4,362	—	—	—	4,362
Stock compensation costs	—	131	445	—	—	576
Restricted share units issued, net of cancellation	—	3,638	(3,638)	—	—	—
Tax benefit related to exercise of stock options	—	1,586		—	—	1,586
Dividends	—	—	—	(3,563)	—	(3,563)

Balance at January 31, 2005	30,976,603	$329,098	$(3,193)	$169,821	$(21,536)	$474,190

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 31, 2005, 2004 and 2003

	Year Ended January 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net income	$67,529	$44,771	$29,294
Adjustments to reconcile net income to net cash provided by operations:
Stock compensation costs	576	798	182
Depreciation and amortization	19,453	14,806	11,174
Amortization of intangible assets	1,980	663	198
Deferred income taxes	1,440	847	423
Tax benefit relating to exercise of stock options	1,586	836	—
(Gain)/loss on disposal of property, plant and equipment	(177)	171	110
Other	2,481	1,395	1,329
Changes in operating assets and liabilities:
Increase in trade receivables	(124,733)	(7,582)	(18,367)
Increase in other current assets	(2,383)	(2,590)	(5,197)
Increase in trade payables	79,061	10,713	23,029
Increase in other current liabilities	24,586	1,030	7,427

Net cash provided by operating activities	71,399	65,858	49,602
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,870)	(18,720)	(13,572)
Proceeds from disposal of property, plant and equipment	2,698	889	430
Increase in other non-current assets	(888)	(1,674)	—
Acquisitions and contingent earn-out payments	(118,179)	(30,288)	(62,944)
Other	773	(587)	(599)

Net cash used in investing activities	(136,466)	(50,380)	(76,685)
FINANCING ACTIVITIES:
Increase/(decrease) in bank lines of credit	74,160	(15,278)	12,396
Increase/(decrease) in short-term borrowings	4,063	(7,421)	(3,727)
Long-term borrowings — advanced	1,946	—	—
Long-term borrowings — repaid	(316)	(146)	(204)
Repayments of capital lease obligations	(4,612)	(3,444)	(3,068)
Decrease in minority interests	(713)	(1,296)	(1,028)
Net proceeds from the issuance of ordinary shares	5,334	5,614	100,836
Dividends paid	(3,563)	(2,889)	(1,929)

Net cash provided by/(used in) financing activities	76,299	(24,860)	103,276

Net increase/(decrease) in cash and cash equivalents	11,232	(9,382)	76,193
Cash and cash equivalents at beginning of year	156,687	168,125	87,594
Effect of foreign exchange rate changes on cash	10,213	(2,056)	4,338

Cash and cash equivalents at end of the year	$178,132	$156,687	$168,125

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended January 31, 2005, 2004 and 2003

1.	Summary of Significant Accounting Policies

Basis of Presentation
      UTi Worldwide Inc. (the Company or UTi) is an international, non-asset-based global integrated logistics company that provides air and ocean freight forwarding, contract logistics, distribution, customs clearances and other supply chain management services. The Company serves its clients through a worldwide network of freight forwarding offices in 134 countries, including agents, and 110 contract logistics centers under management.
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

Currency Translation
      For consolidation purposes, balance sheets of subsidiaries expressed in currencies other than United States (U.S.) dollars are translated at the rates of exchange ruling at the balance sheet date. Operating results for the year are translated using average rates of exchange for the year. Gains and losses on translation are recorded as a separate component of equity and are included in other comprehensive income or loss. Transactions in foreign currencies during the year are remeasured at rates of exchange ruling on the dates of the transactions. These gains and losses arising on remeasurement are accounted for in the income statement. Exchange differences arising on the translation of long-term structural loans to subsidiary companies are recorded as a separate component of equity and are included in other comprehensive income or loss. The financial statements of foreign entities that report in the currency of a hyper-inflationary economy are remeasured as if the functional currency were the reporting currency before they are translated into U.S. dollars.

Revenue Recognition
      Gross revenue represents billings on exports to customers, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the Company acts as an agent. Gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from the Company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers, are recognized at the time the freight departs the terminal of origin which is when the customer is billed. Gross customs brokerage revenue, contract logistics revenue and other revenues are recognized when the customer is billed, which for customs brokerage revenue, is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenues, is when the service has been provided to third parties in the ordinary course of business. Net revenue is determined by deducting freight consolidation costs from gross revenue. Freight consolidation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided, and adjusted upon receipt of the suppliers’ final invoices.

Income Taxes
      Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Tax provisions include amounts that are currently payable, plus changes in deferred income tax assets and liabilities that arise because of

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
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

Stock Options
      As of January 31, 2005, the Company accounts for its stock-based compensation plans, granted to employees and non-employee directors, using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations (APB No. 25). Compensation cost is recorded in net income only for stock options that have an exercise price below the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, the following table shows the estimated effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock options.

	Year Ended January 31,

	2005	2004	2003

Net income as reported	$67,529	$44,771	$29,294
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	576	173	182
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	5,422	4,815	3,733

Pro forma net income	$62,683	$40,129	$25,743

Earnings per share, as reported:
Basic earnings per share	$2.20	$1.48	$1.13
Diluted earnings per share	2.12	1.42	1.11
Earnings per share, pro forma:
Basic earnings per share	2.04	1.32	0.99
Diluted earnings per share	1.98	1.30	1.00

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      The foregoing impact of compensation costs was determined under the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended January 31,

	2005	2004	2003

Risk free rate of return, annual	3%	3%	4%
Expected life	8 years	8 years	7 years
Expected volatility	42%	45%	49%
Dividend yield	0.3%	0.4%	0.4%

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

Allowance for Doubtful Receivables
      The Company maintains an allowance for doubtful receivables based on a variety of factors and estimates. These factors include historical customer trends, general and specific economic conditions and local market conditions. The estimate for doubtful receivables is based on what management believes to be reasonable assumptions.

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

Goodwill and Other Intangible Assets
      The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Effective February 1, 2002, in accordance with SFAS No. 142, the Company discontinued the amortization relating to all existing goodwill. Intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 requires that goodwill and non-amortizable intangible assets be assessed

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
at least annually for impairment. This assessment requires the determination of the fair value of each reporting unit as compared to its carrying value. The Company determines the fair value of its reporting units on the income approach, which requires the use of estimates in determining future revenues, cash flows and capital expenditures, as well as market trends and growth. Management believes these estimates and assumptions to be reasonable. The Company completes the required impairment test annually in the second quarter, or when certain events occur or circumstances change.

Investments
      Investments in unconsolidated subsidiaries are accounted for using the equity method when the Company has significant influence over the operating and financial policies (generally an investment of 20 – 50%). The goodwill arising on the acquisition of an investment is included within the carrying amount of the investment.

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
For the Years Ended January 31, 2005, 2004 and 2003
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

Contingencies
      The Company is subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the Company is self-insured in relation to freight related exposures, adequate liabilities are estimated and recorded for the portion the Company is self-insured. When estimates of the exposure from claims or pending or threatened litigation matters meet the recognition criteria of SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

Recent Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN No. 46R). FIN No. 46R replaces FIN No. 46 in its entirety. FIN No. 46R exempts certain entities from its requirements and clarifies certain complexities arising during the initial implementation of FIN No. 46. This revised interpretation is effective for reporting periods that end after March 15, 2004. The Company adopted the provisions of FIN No. 46R as February 1, 2004 and such adoption did not have a material impact on its consolidated financial position or results of operations.
      In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R). SFAS No. 132R retains the existing disclosure requirements for pensions and other postretirement benefits and requires additional disclosures for pension and other postretirement benefit plan assets, obligations and net costs in financial statements. This statement is effective for fiscal years ending after December 15, 2003 for all domestic (United States) plans. As required by the statement, the Company included the interim-period disclosures in its financial reports for its year beginning February 1, 2004. As permitted by the statement, the Company adopted the additional disclosure provisions for its foreign plans for the year ended January 31, 2005.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires all companies to record compensation cost for all share-based payments (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) at fair value. This statement is effective for interim or annual periods beginning after June 15, 2005. The statement allows companies to use the modified prospective transition method or the modified retrospective transition method to adopt the new standards. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a significant impact on our consolidated financial position, earnings per share and results of operations. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R. The statement is effective the first fiscal year beginning after June 15, 2005.
      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company does not have any controlled foreign corporations to which the repatriation provisions of the Jobs act would apply. Consequently the Company expects that the adoption of FSP No. 109-2 will not have a material impact on our consolidated financial position or results of operations.
      In March 2005, the Securities and Exchange Commission, (SEC), issued Staff Accounting Bulletin (SAB) No. 107, Share Based Payment. SAB No. 107 expresses the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as the SEC’s views regarding the valuation of share-based payment arrangements. The Bulletin provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share based payment arrangements, the accounting for income tax effects of share based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management Discussion and Analysis subsequent to adoption of SFAS No. 123R. The Company is currently reviewing SAB No. 107 and its implications in regard to the adoption of SFAS No. 123R.

2.	Acquisitions
      The following acquisitions have all been accounted for using the purchase method of accounting. On the acquisition of a business, where the cost of the acquisition exceeds the fair value attributable to the purchased net assets, the difference is as allocated to goodwill. All acquisitions are primarily engaged in providing cargo transportation logistics management, including international air and ocean freight forwarding, customs brokerage and contract logistics services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the dates of acquisition.

For the Year Ended January 31, 2005
      Effective February 1, 2004, the Company acquired 100% of the issued and outstanding shares of ET Logistics, S.L. (ET Logistics) and ILEX Consulting, S.L. (ILEX), both of which are Spanish corporations providing contract logistics services. In addition to the initial cash purchase price for ET Logistics, there are four contingent earn-out payments which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four fiscal years in the period ending January 31, 2008 in accordance with the modified purchase agreement dated November 3, 2004. The initial total purchase prices for ET Logistics and ILEX was $1,500.
      Effective June 1, 2004, the Company acquired 100% of the issued and outstanding shares of International Healthcare Distributors (Pty.) Limited (IHD), a South African corporation, through a partnership it formed for a purchase price of $38,616. Effective November 1, 2004, the Company sold 25.1% of the partnership to a South African black economic empowerment organization for fair market value which approximated a 25.1% share of the cost of the acquisition. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers. The Company expects that the amortization of goodwill for tax

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
purposes will not be deductible. The weighted average life of the customer contracts and relationships is 10 years. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$21,341
Property, plant and equipment	2,242
Customer contracts and relationships	4,941
Trademarks	6,350
Goodwill	29,277

Total assets acquired	64,151
Liabilities assumed	(21,380)
Deferred income taxes	(4,155)

Net assets acquired	$38,616

      Effective October 12, 2004, the Company acquired 100% of the issued and outstanding shares of Unigistix Inc. (Unigistix), a Canadian corporation which serves customers in the telecommunications, apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions, for an initial purchase price of approximately $76,560 in cash. In addition to the initial payment, the terms of the acquisition agreement provide for two additional payments of up to approximately $4,835 contingent upon the anticipated future growth of Unigistix over the each of the two twelve-month periods ending October 31, 2006. The final purchase price allocation has not yet been determined as the Company is still in the process of determining the final valuation of the intangible assets. The weighted average life of the customer contracts and relationships and non-compete agreements are 9.3 and 2 years, respectively. The Company expects that the amortization of goodwill for tax purposes will not be deductible. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$9,265
Property, plant and equipment	5,341
Customer contracts and relationships	21,205
Non-compete agreements	1,787
Goodwill	51,038

Total assets acquired	88,636
Liabilities assumed	(2,987)
Deferred income taxes	(9,089)

Net assets acquired	$76,560

      The Company also acquired an additional 14% of the issued and outstanding shares of PT Union Trans Internusa (Indonesia) as of February 1, 2004. Effective June 1, 2004 and October 28, 2004, the Company acquired the remaining 27% and 40% of the issued and outstanding shares of UTi (Taiwan) Limited and UTi Tasimacilik Limited, the Company’s Turkish subsidiary, respectively. The total amounts paid for these acquisitions were $2,000. The Company paid approximately $13,100 for an earn-out payment related to our January 2001 acquisition of Grupo SLi and Union, SLi (SLi).

For the Year Ended January 31, 2004
      Effective May 1, 2003, the Company acquired 100% of the issued and outstanding share capital of IndAir Carriers (Pvt) Ltd, incorporated in India, for an initial purchase price of approximately $1,671. An additional $416 was paid during fiscal 2005, the first of two potential earn out payments based on net revenue.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      Effective July 1, 2003, the Company acquired 50% of the issued and outstanding share capital of Kite Logistics (Pty) Limited (Kite), incorporated in South Africa, for the purchase price of approximately $5,324. As a result of IHD owning the remaining 50% issued and outstanding shares of Kite, the Company acquired those remaining shares effective June 1, 2004 with its acquisition of IHD. Effectively 25.1% of Kite was sold on November 1, 2004 in conjunction with the sale of 25.1% of IHD, as disclosed above.

For the Year Ended January 31, 2003
      Effective October 1, 2002, the Company acquired 100% of the issued and outstanding share capital of UTi Integrated Logistics (formerly Standard Corporation), incorporated in South Carolina, as part of its plan to expand its contract logistics services, for an initial purchase price of approximately $48,830, consisting of approximately $45,830 in cash and the issuance by the Company of $3,000 worth of restricted shares (164,384 shares). In addition to the initial payment, the terms of the acquisition agreement provide for additional consideration of up to approximately $12,500 contingent upon the future performance of UTi Integrated Logistics over the two-year period ending September 30, 2004, of which $4,000 was placed in escrow at the time of the acquisition. For the twelve-month period ended September 30, 2003, an additional $8,197, which included the release of $4,000 which was placed in escrow, was paid to the sellers of UTi Integrated Logistics and was recorded as an addition to goodwill. No additional payments were due for the twelve-month period ended September 30, 2004. The Company expects that the amortization of goodwill for tax purposes will be fully deductible. The following table summarizes amounts allocated to the assets acquired and liabilities assumed at the date of acquisition, including the subsequent contingent earn-out payment of $8,197.

Current assets	$23,316
Deferred taxes valuation allowance	4,711
Property, plant and equipment	4,068
Intangible assets	9,195
Goodwill	25,617

Total assets acquired	66,907
Liabilities assumed	(9,880)

Net assets acquired	$57,027

      On November 1, 2002, the Company acquired the entire issued share capital of Zeracon Limited, incorporated in the United Kingdom, for an initial purchase price of approximately $2,533 and a first year earn out payment of $308. The final total consideration for this acquisition is dependent on certain performance criteria being achieved over the three-year period following the date of acquisition.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      The following table shows the supplemental pro forma information of all of the above-mentioned fiscal 2005 and 2004 acquisitions as though each of these had occurred at the beginning of the fiscal year, and for the immediately preceding year as if these had occurred at the beginning of that fiscal year.

	(Unaudited)
	Fiscal Year Ended January 31,

			Diluted
	Gross	Net	Earnings
	Revenue	Income	per Share*

2005:
As reported	$2,259,793	$67,529	$2.12
Acquisitions	30,587	4,071	0.13

Total	$2,290,380	$71,600	2.24

2004:
As reported	$1,502,875	$44,771	$1.42
Acquisitions	73,775	4,522	0.14

Total	$1,576,650	$49,293	1.57

*	Earnings per share calculated based on 31,901,776 and 31,479,887 diluted ordinary shares for the years ended January 31, 2005 and 2004, respectively. The diluted earnings per share amounts as reported plus acquisitions for the year ended January 31, 2005 and 2004 do not add to the total pro forma amounts due to the effects of rounding.
      An analysis of the net outflow of cash and cash equivalents in respect of acquisitions and contingent earn-out payments is as follows:

	Fiscal Year Ended January 31,

	2005	2004	2003

Cash consideration	$132,491	$30,856	$61,754
Cash at bank acquired	(14,312)	(568)	(10)
Bank overdrafts acquired	—	—	1,200

Net outflow of cash and cash equivalents in respect of the acquisitions and contingent earn-out payments	$118,179	$30,288	$62,944

Reorganization of South African Operations
      In fiscal 2005, the Company executed the documentation for a transaction designed to qualify our South African operations as black empowered under recently enacted legislation in South Africa. The transaction did not impact our IHD operations. Pursuant to this transaction, our subsidiary Pyramid Freight (Proprietary) Limited (Pyramid Freight) sold most of its South African operations to a newly-formed corporation called UTi South Africa (Proprietary) Limited (UTiSA). UTiSA also assumed liabilities associated with the transferred businesses.
      The businesses were transferred to UTiSA in exchange for an interest-bearing obligation pursuant to which UTiSA owes Pyramid Freight the principal sum of 680,000 South African rand (equivalent to $114,132 as of January 31, 2005). Under the terms of this loan, the outstanding balance bears interest at an effective annual rate of 14.5%. Three months prior to the fifth anniversary of the loan, the parties are to meet to negotiate the terms of repayment of the outstanding principal on the loan. If the parties are unable to agree on the terms of repayment, the outstanding principal and any remaining accrued and unpaid interest thereon are repayable in full on demand. UTiSA has the right to prepay the loan without penalty.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      UTiSA was formed for the purpose of this transaction and approximately 75% of its outstanding share capital is held by Pyramid Freight with the remaining approximately 25% held by the UTi Empowerment Trust, a trust registered in South Africa (Empowerment Trust). The Empowerment Trust was established to provide broad based educational benefits to UTi’s staff in South Africa and their dependents. The transaction allows the Empowerment Trust to, in substance, share in approximately 25% of the future net income of UTi’s current South Africa operations (excluding IHD) above fiscal 2005 net income levels. Such amounts are recorded as minority interests in the consolidated income statements.

3.	Income Taxes
      The provision for income taxes is comprised of the following:

	Federal	State	Foreign	Total

Year ended January 31, 2005:
Current	$2,027	$810	$21,421	$24,258
Deferred	2,085	361	(1,006)	1,440

	$4,112	$1,171	$20,415	$25,698

Year ended January 31, 2004:
Current	$849	$471	$10,786	$12,106
Deferred	1,205	417	(325)	1,297

	$2,054	$888	$10,461	$13,403

Year ended January 31, 2003:
Current	$12	$278	$11,929	$12,219
Deferred	—	—	273	273

	$12	$278	$12,202	$12,492

      A reconciliation of the Company’s statutory tax rate to the effective tax rate is as follows:

	Year Ended
	January 31,

	2005	2004	2003

Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	24.0	20.8	21.0
Non-deductible expenses	2.5	2.4	2.5
(Decrease)/increase in income tax rates	—	(0.2)	2.1
Change in valuation allowance	0.5	(0.7)	1.9
Other	(0.2)	0.1	1.4

Effective income tax rate	26.8%	22.4%	28.9%

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      The deferred income tax assets and deferred income tax liabilities resulted from temporary differences associated with the following:

	As of January 31,

	2005	2004

Gross deferred income tax assets:
Allowance for doubtful accounts	$3,320	$2,828
Accruals not currently deductible	6,005	4,025
Property, plant and equipment	131	266
Goodwill	1,134	513
Net operating loss carryforwards	2,688	2,905
Other	1,033	368

Total gross deferred income tax assets	14,311	10,905
Gross deferred income tax liabilities:
Property, plant and equipment	(2,942)	(267)
Retirement benefit obligations	(1,687)	(1,538)
Goodwill and intangible assets	(14,999)	(1,944)
Other	(706)	(1,555)

Total gross deferred income tax liabilities	(20,334)	(5,304)
Valuation allowance	(3,131)	(799)

Net deferred income tax (liability)/asset	$(9,154)	$4,802

      As of January 31, 2005, the Company has approximately $11,036 of net operating loss carryforwards in various countries. These expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards. During the year ended January 31, 2005, the Company utilized approximately $2,188 of net operating loss carryforwards.
      The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The valuation allowance primarily relates to the net operating losses of subsidiaries. The Company continually reviews the adequacy of valuation allowances and establishes the allowances when it is determined that it is more likely than not that the benefits will not be realized. During the years ended January 31, 2005 and 2004, the valuation allowance increased by $2,332 and decreased by $5,107, respectively.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003

4.	Earnings per Share
      Earnings per share are calculated as follows:

	Year Ended January 31,

	2005	2004	2003

Basic earnings per share:
Net income	$67,529	$44,771	$29,294
Weighted average number of ordinary shares	30,734,360	30,291,543	25,932,164

Basic earnings per share	$2.20	$1.48	$1.13

Diluted earnings per share:
Net income	$67,529	$44,771	$29,294
Weighted average number of ordinary shares	30,734,360	30,291,543	25,932,164
Incremental shares required for diluted earnings per share related to employee stock options and restricted shares	1,167,416	1,188,344	572,237

Diluted weighted average number of shares	31,901,776	31,479,887	26,504,401

Diluted earnings per share	$2.12	$1.42	$1.11

Cash dividends paid per share	$0.115	$0.095	$0.075

      The above calculations exclude 98,337, 344,666 and 412,039 ordinary shares held in the incentive trusts for the Union-Transport Share Incentive Plan and for the Executive Share Plan as of January 31, 2005, 2004 and 2003, respectively. In May 2004, 246,329 ordinary shares held in the incentive trusts were returned to the Company, without any cost to the Company, and cancelled in connection with the Long-Term Incentive Plan as approved by the Company’s shareholders in February 2004.
      There were 46,180, 152,500 and 124,500 options outstanding for the years ended January 31, 2005, 2004 and 2003, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive. In addition, 74,464 restricted share units were excluded from the computation of diluted earnings per share because it was not probable that certain performance criteria would be achieved based on which criteria these shares would be issued.

5.	Property, Plant and Equipment
      At January 31, 2005 and 2004, property, plant and equipment at cost and accumulated depreciation were:

	January 31,

	2005	2004

Land	$3,243	$2,992
Buildings and leasehold improvements	29,411	22,164
Furniture, fixtures and equipment	112,148	77,916
Vehicles	17,253	12,840

Property, plant and equipment, gross	162,055	115,912
Accumulated depreciation and amortization	(90,865)	(61,491)

Property, plant and equipment, net	$71,190	$54,421

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003

6.	Goodwill and Other Intangible Assets
      The changes in the carrying amount of goodwill by reportable segment for the years ended January 31, 2005 and 2004 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total

Balance as of February 1, 2003	$23,827	$34,908	$43,732	$14,177	$116,644
Contingent earn-out payments made	5,998	3,216	11,010	3,569	23,793
Acquisitions	263	271	482	3,148	4,164
Reduction due to reversal of valuation allowance on deferred taxes	—	(4,711)	—	—	(4,711)
Foreign currency translation and other adjustments	2,138	1,147	3,925	1,272	8,482

Balance as of January 31, 2004	32,226	34,831	59,149	22,166	148,372
Contingent earn-out payments made	4,800	2,573	8,811	2,537	18,721
Acquisitions	—	51,038	—	27,121	78,159
Foreign currency translation and other adjustments	1,056	(232)	1,939	3,078	5,841

Balance as of January 31, 2005	$38,082	$88,210	$69,899	$54,902	$251,093

      In accordance with SFAS No. 142, the Company completed the required annual impairment test during the three months ended July 31, 2004. No impairment was recognized based on the results of the annual goodwill impairment test.
      The amortized intangible assets as of January 31, 2005 relate to the estimated fair value of the customer contracts and customer relationships acquired and non-compete agreements in respect of certain acquisitions. The changes in the carrying value of intangible assets for the years ended January 31, 2005 and 2004 are as follows:

				Weighted
	Gross	Accumulated	Net	Average Life
	Carry Value	Amortization	Carry Value	(Years)

As of January 31, 2005:
Customer contracts and relationships	$37,011	$(2,421)	$34,590	11.2
Non-compete agreements	2,162	(420)	1,742	2.5

Total	39,173	(2,841)	36,332
As of January 31, 2004:
Customer contracts and relationships	$10,681	$(761)	$9,920	17.0
Non-compete agreements	375	(100)	275	5.0

Total	11,056	(861)	10,195
      Amortization expense totaled $1,980 and $663 for the years ended January 31, 2005 and 2004, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31.

2006	$4,556
2007	4,311
2008	3,653
2009	3,603
2010	3,603

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      In addition to the amortizable intangible assets, the Company also has $6,350 of intangible assets not subject to amortization as of January 31, 2005 related to trademarks acquired with IHD.

7.	Trade Payables and Other Accrued Liabilities
      At January 31, 2005 and 2004, trade payables and other accrued liabilities were comprised of the following:

	January 31,

	2005	2004

Trade payables:
Due to agents	$3,351	$3,331
Other trade payables	327,557	206,369

Trade payables	330,908	209,700
Interest payable	592	23
Other payables and accruals	81,503	59,349

Total trade payables and other accrued liabilities	$413,003	$269,072

8.	Borrowings
      At January 31, 2005 and 2004, borrowings were comprised of the following:

	As of January 31,

	2005	2004

Bank lines of credit	$92,340	$18,180
Short-term borrowings	3,165	1,312
Long-term bank borrowings	5,105	93

	$100,610	$19,585

      The amounts due as of January 31, 2005 are repayable in the following fiscal years:

2006	$95,505
2007	584
2008	570
2009	438
2010	142
2011 and thereafter	3,371

$100,610

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      Borrowings are denominated primarily in U.S. dollars, British pounds sterling, euros and other currencies, as follows (presented in U.S. dollar equivalents):

	US$	AUD	Euro	GBP	Other	Total

As of January 31, 2005:
Bank lines of credit	$68,000	$10,841	$5,750	$946	$6,803	$92,340
Short-term borrowings	—	—	616	—	2,549	3,165
Long-term bank loans	—	—	—	—	5,105	5,105
As of January 31, 2004:
Bank lines of credit	$—	$5,367	$4,194	$57	$8,562	$18,180
Short-term borrowings	—	—	345	—	967	1,312
Long-term bank loans	—	—	—	—	93	93
      As of January 31, 2005 and 2004, the weighted average interest rate on the Company’s outstanding debt was 4.7% and 5.4%, respectively. An analysis of interest rates by currency is as follows (presented in U.S. dollar equivalents):

	US$	AUD	Euro	GBP	Other

As of January 31, 2005:
Bank lines of credit	3.2- 5.0%	9.0%	2.5- 8.8%	5.3%	0.6- 16.8%
Short-term borrowings	—	—	1.7-2.3	—	0.6
Long-term bank loans	—	—	—	—	8.3-14.5
As of January 31, 2004:
Bank lines of credit	—%	9.0%	2.4- 10.1%	5.3%	0.5- 16.8%
Short-term borrowings	—	—	3.3-3.5	—	0.6-5.0
Long-term bank loans	—	—	—	—	6.3-17.8
      Borrowings on bank lines of credit at January 31, 2005 and 2004 of $62,528 and $15,101, respectively, are collateralized by trade receivables, other assets, pledged cash deposits, pledges placed over shares of certain subsidiaries or a combination of these, and are repayable on demand. Trade receivables of $129,992 are pledged as security against certain of the Company’s borrowings, which amount to $45,919 at January 31, 2005.
      The Company’s credit facilities at January 31, 2005 allow for borrowings and guarantees of up to $160,271 and $95,734, respectively, depending on available receivables and other restrictions. Borrowings under these facilities totaled approximately $92,340 as of January 31, 2005 and we had approximately $67,931 million of available, unused borrowing capacity under our various bank lines of credit. The purpose of these facilities is to provide the Company with working capital, customs bonds and guarantees. Due to the global nature of the Company, a number of financial institutions are utilized to provide the above mentioned facilities. Consequently, the uses of these facilities are normally restricted to the country in which they are offered. Certain of these facilities have financial covenants, with which the Company was in compliance as of January 31, 2005.

9.	Supplemental Financial Information

Other Operating Expenses
      Included in other operating expenses are facilities and communication costs for the years ended January 31, 2005, 2004 and 2003 of $83,794, $67,711 and $45,948, respectively. The balance of other operating expenses is comprised of selling, general and administrative costs.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003

Supplemental Cash Flow Information

	Year Ended January 31,

	2005	2004	2003

Net cash (received)/paid for:
Interest	$(88)	$(950)	$432
Income taxes	18,787	10,090	9,152
Capital lease obligations incurred to acquire assets	6,566	2,049	2,472

10.	Retirement Benefit Plans

Defined Contribution Plans
      In certain countries, the Company operates defined contribution retirement plans for all qualifying employees. The assets of the plans are held separately from those of the Company, in funds under the control of trustees. In other countries, the qualifying employees are members of state-managed retirement benefit plans. The Company is required to contribute a specified percentage of the payroll costs to the retirement benefit plan to fund the benefits. The only obligation of the Company with respect to the retirement benefit plans is to make the required contribution. For the years ended January 31, 2005, 2004 and 2003, the Company’s contributions to the above plans were $8,016, $6,298 and $3,053, respectively.

Defined Benefit Plans
      The Company operates defined benefit plans for qualifying employees in certain countries. Under these plans employees are entitled to retirement benefits as a certain percentage of the employee’s final salary on attainment of the qualifying retirement age. No other post-retirement benefits are provided.
      The Company uses January 31 as the measurement date for its defined benefit plans.
      The following tables, based on the latest valuations, summarize the funded status and amounts recognized in the Company’s financial statements for defined benefit plans, which relate primarily to South Africa.

	Year Ended January 31,

	2005	2004	2003

Change in projected benefit obligations:
Projected benefit obligation at beginning of year	$20,587	$14,942	$9,945
Service cost	1,290	1,049	641
Plan participants’ contributions	403	328	179
Interest cost	2,302	1,697	1,168
Actuarial gains	(8)	(36)	(159)
Benefits paid	(1,566)	(548)	(401)
Foreign exchange translation adjustment	3,844	3,155	3,569

Projected benefit obligations at end of year	$26,852	$20,587	$14,942

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003

	Year Ended January 31,

	2005	2004	2003

Change in plan assets:
Fair value of plan assets at beginning of year	$18,864	$13,584	$10,598
Realized gains/(losses) on assets	1,355	1,816	(688)
Employer contributions	1,021	762	417
Benefits paid	(1,566)	(548)	(401)
Plan participants’ contribution	403	328	179
Foreign exchange translation adjustment	4,122	2,922	3,479

Fair value of plan assets at end of year	$24,199	$18,864	$13,584

Reconciliation of funded status and net amount recognized in the accompanying consolidated balance sheets:
Funded status at end of year	$(2,653)	$(1,723)	$(1,358)
Unrecognized net loss	6,916	5,571	4,967

Net amount recognized at end of year	$4,263	$3,848	$3,609

Weighted average assumptions used to determine benefit obligations at end of year:
Discount rate	11%	11%	11%
Rate of increase in future compensation levels	9%	9%	9%
Expected long-term rate of return on assets	9%	14%	14%
Weighted average assumptions used to determine net periodic benefit expense at end of year:
Discount rate	11%	11%	11%
Rate of increase in future compensation levels	9%	9%	9%
Expected long-term rate of return on assets	9%	14%	14%
      The accumulated benefit obligation for all defined benefit plans was $10,839, $8,253 and $5,965 at January 31, 2005, 2004 and 2003, respectively.
      Net periodic pension expense consists of:

	Year Ended January 31,

	2005	2004	2003

Service cost component	$1,290	$1,049	$641
Plan participants’ contributions	403	328	179
Interest cost component	2,302	1,697	1,168
Expected return on assets	(2,995)	(2,235)	(1,671)
Amortization of unrecognized net loss	345	352	49

Net periodic pension expense	$1,345	$1,191	$366

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      Amounts recognized in the balance sheet consist of:

	As of January 31,

	2005	2004	2003

Prepaid benefit expenses	$5,595	$5,099	$4,625
Accrued benefit expenses	(1,332)	(1,251)	(1,016)

Net prepaid benefit expenses	$4,263	$3,848	$3,609

      The fair value of plan assets for the Company’s South African pension benefits as of January 31, 2005 was $20,721. The following table sets forth the weighted-average asset allocation and target asset allocation for the plan assets:

	As of
	January 31,
			Target
	2005	2004	Allocation

Equity securities	58%	58%	45-55%
Debt securities	34	35	25-35
Real estate	6	6	0-10
Other	2	1	10-20

Total	100%	100%

      Equity securities did not include any of the Company’s ordinary shares at January 31, 2005 or January 31, 2004.
      The objectives of the Company’s South African investment strategy of the defined benefit plans are to earn the required rate of return on investments in order to ensure that the assets at least match the member’s actuarial liabilities, and to manage the risk of negative returns. An analysis of the required rate of return showed that a real rate of return of 4% was required. A portfolio targeting the South African Consumer Price Index excluding interest rates on mortgage bonds (CPIX) plus 4.5% has therefore been proposed. The investment strategy has been set up in such a way, so that it complies with Regulation 28 of the South African Pension Funds Act. The investment strategy also satisfies the liquidity requirements of the fund to ensure that payments such as expenses, taxes, withdrawals and other contingencies can be made.
      The strategic asset allocation of the South African pension benefits refers to the allocation of the assets across the various asset classes. The asset allocation decided on is 65% of the assets in equities, 20% in bonds, 10% in cash and 5% in alternative strategies. The expected overall long term return on assets is 9%. This figure was attained by calculating historic five-year rolling returns on a monthly basis for the different classes of assets (e.g., equities, bonds, property and cash). These returns were based on monthly returns since Jan 1993, compiled by outside investment consultants. These returns were then compared to the appropriate inflation rates so that real returns could be calculated. An appropriate notional portfolio was constructed. A return for this portfolio was calculated using the five-year rolling values. The calculation indicated that a real annual return of approximately 4.5% was achievable (on average) for the notional portfolio. This return could be expected to vary between 0% and 9%. As a result, it was decided that a real return of 4% should be adopted, allowing for fees and tax. An indication of the long term expectation of inflation was determined by comparing the return on fixed interest bonds and inflation linked bonds. This comparison indicated an inflation rate of 5% per annum currently. With the real annual return of 4.5% and the inflation rate of 5%, this implies that a gross return on assets of 9% may reasonably be expected over the long term.
      For the year ended January 31, 2005, $1,021 of contributions has been made by the Company to its pension plans. The Company presently anticipates contributing $1,313 to fund its pension plans during the year ending January 31, 2006.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      The following table shows the estimated future benefit payments for each of the next five fiscal years ended January 31 and thereafter:

2006	$1,313
2007	1,404
2008	1,503
2009	1,608
2010	1,721
2011 - 2015	10,587

11.	Shareholders’ Equity
      During the years ended January 31, 2005, 2004 and 2003, the Company’s Board of Directors declared a dividend on the share capital of the Company of $0.115, $0.095 and $0.075 per share, respectively, totaling $3,563, $2,889 and $1,929, respectively.
      On April 7, 2005, the Company’s Board of Directors declared an annual regular cash dividend on the share capital of the Company of $0.15 per share payable on May 20, 2005 to shareholders of record as of April 29, 2005.

12.	Share-Based Compensation Plans
      As of January 31, 2005, the Company had the following share based compensation plans: Union-Transport Share Incentive Plan; Executive Share Plan; 2000 Stock Option Plan; 2004 Long Term Incentive Plan (LTIP); 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan); Non-Employee Directors Stock Option Plan (Directors Option Plan); and the 2000 Employee Share Purchase Plan.

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

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 as permitted by SFAS No. 123 in accounting for the Plan. In accordance with APB No. 25, total compensation cost related to the Plan was $131 for each of the three years ended January 31, 2005, 2004 and 2003, with corresponding increases to shareholders’ equity.
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
      A summary of Plan activity is as follows:

	Year Ended January 31,

	2005	2004	2003

Unvested shares at beginning of year	89,400	108,978	116,848
Shares granted	—	—	—
Shares exercised	(69,238)	(16,483)	(5,904)
Shares returned	(5,736)	(3,095)	(1,966)

Unvested shares at end of year	14,426	89,400	108,978
Shares available for future grants at end of year	10,548	17,145	14,050

Total shares held in Trust at end of year	24,974	106,545	123,028

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
      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 permitted by SFAS No. 123 in accounting for the share options granted under the Executive Share Plan. In accordance with APB No. 25, total compensation cost related to the Executive Share Plan was $0, $43 and $51, respectively, for the years ended January 31, 2005, 2004 and 2003, with corresponding increases to shareholders’ equity.
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
For the Years Ended January 31, 2005, 2004 and 2003
      A summary of the Executive Share Plan option activity is as follows:

	Executive Share Plan

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at January 31, 2002	94,235	$3.05
Options granted	—
Options exercised	(39,469)	2.53
Options cancelled/forfeited	—

Balance at January 31, 2003	54,766	3.42
Options granted	—
Options exercised	(50,890)	3.54
Options cancelled/forfeited	—

Balance at January 31, 2004	3,876	3.87
Options granted	—
Options exercised	(3,876)	3.87
Options cancelled/forfeited	—

Balance at January 31, 2005	—
Shares available for future option grants at January 31, 2005	—

Total shares held in trust at January 31, 2005	—

Summary of the 2000 Stock Option Plan
      The Company’s 2000 Stock Option Plan, created in the fiscal year ended January 31, 2001, provides for the issuance of options to purchase ordinary shares to the Company’s directors, executives, employees and consultants. This plan allows for the grant of incentive and non-qualified stock options. With the approval of the 2004 Long Term Incentive Plan in February 2004, any options outstanding under the 2000 Stock Option Plan which are cancelled or terminated or otherwise forfeited by the participants or optionees will not be made available for reissuance under the 2000 Stock Option Plan. At January 31, 2005, no shares were reserved for issuance under this plan, subject to adjustments.
      Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. At January 31, 2005, 2004, and 2003, there were 1,207,094, 841,289 and 648,669, options, respectively, which were exercisable at a weighted average exercise price of $16.09, $14.68 and $13.84 per share, respectively.
      The exercise price of an incentive stock option cannot be less than 100% of the fair market value of an ordinary share on the grant date, and the exercise price in case of any non-statutory stock option shall not be less than 85% of the fair market value on the grant date. No person who owns more than 10% of the total combined voting power of the Company’s ordinary shares may receive incentive stock options unless the exercise price is at least 110% of the fair market value of a share on the grant date. All options issued under the plan have terms of ten years or less.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      A summary of the 2000 Stock Option Plan option activity is as follows:

	2000 Stock Option Plan

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at January 31, 2002	1,457,761	13.80
Options granted	734,500	19.13
Options exercised	(49,307)	13.37
Options cancelled/forfeited	(55,946)	13.81

Balance at January 31, 2003	2,087,008	15.68
Options granted	426,000	28.51
Options exercised	(319,305)	14.48
Options cancelled/forfeited	(27,734)	13.90

Balance at January 31, 2004	2,165,969	18.39
Options granted	—
Options exercised	(255,352)	15.87
Options cancelled/forfeited	(4,523)	20.11

Balance at January 31, 2005	1,906,094	18.71

      A summary of stock options outstanding and exercisable pursuant to the 2000 Stock Option Plan as of January 31, 2005 is as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$12.49 - $15.00	740,725	5.3	$13.52	730,725	$13.53
$16.00 - $18.53	245,519	6.4	16.83	177,719	16.63
$19.00 - $24.78	723,775	7.6	20.86	252,725	20.03
$30.53 - $33.71	196,075	8.6	32.76	45,925	32.91
      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 as permitted by SFAS No. 123 in accounting for the 2000 Stock Option Plan. In accordance with APB No. 25, no compensation has been recognized for the years ended January 31, 2005, 2004 and 2003. No compensation expense has been recognized under the fair value method. Had compensation cost for plan shares awarded under the plan been determined based on their fair value at the grant date together with the other plans described herein, the Company’s net income, basic earnings per share and the diluted earnings per share would have been as reflected in Note 1. There were no options granted under this plan during fiscal 2005.

Summary of the Non-Employee Directors Stock Option Plan
      The Company’s Non-Employee Directors Stock Option Plan provides for the issuance of options to purchase ordinary shares to each of the Company’s non-employee directors. Under this plan, non-executive directors receive an initial grant to purchase 15,000 ordinary shares on the day they join our Board. The plan also provides that each non-employee director is to receive options to purchase 3,000 ordinary shares on the date of each of the Company’s annual meetings, excluding the annual meeting in the year the director joins the Board. The option exercise price is equal to the

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
fair market value of the underlying ordinary shares as of the grant date. As of January 31, 2005 options to acquire 93,000 ordinary shares have been granted, with exercise prices ranging from $15.92 to $35.78 per share. Due to the adoption of the 2004 Directors Incentive Plan, no further option grants will be made pursuant to the Directors Option Plan.
      Options granted under this plan vest in three annual increments, beginning one year from the grant date. As of January 31, 2005, 2004 and 2003, there were 35,000, 33,000 and 29,000 options, respectively, which were exercisable under this plan at a weighted average exercise price of $21.19, $16.91 and $16.58, respectively. Options granted under this plan expire ten years from the grant date unless terminated earlier as provided for in this plan. A summary of activity under this plan is as follows:

	Directors Option Plan

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at January 31, 2002	54,000	$16.45
Options granted	12,000	19.70
Options exercised	—
Options cancelled/forfeited	—

Balance at January 31, 2003	66,000	17.04
Options granted	27,000	33.59
Options exercised	(18,000)	16.53
Options cancelled/forfeited	—

Balance at January 31, 2004	75,000	23.12
Options granted	—
Options exercised	(18,000)	17.17
Options cancelled/forfeited	(3,000)	27.13

Balance at January 31, 2005	54,000	24.88

      A summary of stock options outstanding and exercisable under this plan as of January 31, 2005 is as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$15.92 - 19.70	30,000	6.4	$17.64	27,000	$17.41
$30.85 - 35.78	24,000	8.7	33.93	8,000	33.93
      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 as permitted by SFAS No. 123 in accounting for the Non-Employee Directors Stock Option Plan. In accordance with APB No. 25, no compensation has been recognized for the years ended January 31, 2005, 2004 and 2003. No compensation expense has been recognized under the fair value method. Had compensation cost for plan shares awarded under the plan been determined based on their fair value at the grant date together with the other plans described herein, the Company’s net income, basic earnings per share and the diluted earnings per share would have been as reflected in Note 1.

2004 Long-Term Incentive Plan
      The Company’s LTIP, was approved by the shareholders (members) on February 27, 2004, and provides for the issuance of a variety of awards, including options, share appreciation rights (sometimes referred to as SARs), restricted

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
shares, restricted share units, deferred share units, and performance based awards. This plan allows for the grant of incentive and non-qualified stock options. 2,000,000 shares are reserved for issuance under this plan, subject to adjustments. As a result of the adoption of the LTIP, the Company reduced the maximum number of ordinary shares which may be issued pursuant to options granted under the 2000 Stock Option Plan by 1,300,000 shares. In May 2004, 246,329 ordinary shares held in the incentive trusts for the Union-Transport Share Incentive Plan and the Executive Share Plan were returned to the Company, without any cost to the Company, and cancelled in connection with the LTIP as approved by the Company’s shareholders in February 2004.
      Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. Deferred share units are 100% vested at all times. At January 31, 2005, there were no options which were exercisable. As of January 31, 2005, there were 1,590,026 shares available to be granted.
      The exercise price of an incentive stock option cannot be less than 100% of the fair market value of an ordinary share on the grant date, and the exercise price in case of any non-incentive stock options and SARs shall not be less than 85% of the fair market value on the grant date. No person who owns more than 10% of the total combined voting power of the Company’s ordinary shares may receive incentive stock options unless the exercise price is at least 110% of the fair market value of a share on the grant date. All options issued under the plan have terms of ten years or less. The LTIP terminates on January 23, 2014.
      A summary of the LTIP option activity is as follows:

2004 LTIP

Weighted
Average
	Options	Exercise
	Outstanding	Price

Balance at January 31, 2004	—
Options granted	347,080	$49.41
Options exercised	—
Options cancelled/forfeited	—

Balance at January 31, 2005	347,080	49.41

      A summary of stock options outstanding and exercisable pursuant to the LTIP as of January 31, 2005 is as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$45.03 - $49.93	285,900	9.4	$47.31	—	—
$54.39 - $60.77	61,180	9.7	59.21	—	—
      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 as permitted by SFAS No. 123 in accounting for the LTIP. In accordance with APB No. 25, no compensation has been recognized for the year ended January 31, 2005. No compensation expense has been recognized under the fair value method. Had compensation cost for plan shares awarded under the plan been determined based on their fair value at the grant date together with the other plans described herein, the Company’s net income, basic earnings per share and the diluted earnings per share would have been as reflected in Note 1. The weighted average fair value of the options granted under this plan during fiscal 2005 was $24.74.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      During the year ended January 31, 2005, the Company awarded 62,894 restricted share units to employees and officers under the LTIP. The restricted share units vest and convert into common shares of the Company over a period between four and five years. Granted but unvested units are forfeited upon termination of employment.
      The following table summarizes restricted share units granted, forfeited and cancelled for the year ended January 31, 2005:

2004 LTIP

	Number of	Weighted
	Restricted	Average
	Share Units	Grant Price

Balance at January 31, 2004	—	—
Restricted share units granted	62,894	$54.57
Restricted share units vested	—	—
Restricted share units cancelled/forfeited	—	—

Balance at January 31, 2005	62,894	54.57

      During the year ended January 31, 2005, 74,464 restricted share units were allocated to employees and officers of the Company for performance based awards under the LTIP. The restricted share units vest and convert into ordinary shares of the Company at the end of a three year period should certain performance criteria be met. During fiscal 2005, it was not probable that these performance criteria would be achieved and consequently a measurement date has not yet occurred and therefore the impact of these restricted share units have been excluded from the Company’s income statement and the potential dilutive shares in the denominator when computing diluted earnings per share.

2004 Non-Employee Directors Share Incentive Plan
      The Company’s 2004 Non-Employee Directors Share Incentive Plan, was approved by the shareholders (members) on June 25, 2004, and provides for the issuance of restricted shares, restricted share units, elective grants and deferred share units. 200,000 shares are reserved for issuance under this plan, subject to adjustments. As a result of the adoption of the 2004 Directors Incentive Plan, no further option grants will be made pursuant to the Directors Option Plan. The 2004 Directors Incentive Plan terminates on June 25, 2014.
      During the year ended January 31, 2005, the Company awarded 5,285 restricted share units to members of the Board of Directors under the 2004 Non-Employee Directors Share Incentive Plan. The restricted share units vest and convert into ordinary shares of the Company over a one year period. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares. At January 31, 2005, no options had been issued.
      The following table summarizes restricted share units granted, forfeited and cancelled for the year ended January 31, 2005:

	2004 Directors
	Incentive Plan

	Number of	Weighted
	Restricted	Average
	Share Units	Grant Price

Balance at January 31, 2004	—	—
Restricted share units granted	5,285	$51.45
Restricted share units vested	—	—
Restricted share units cancelled/forfeited	(1,263)	51.45

Balance at January 31, 2005	4,022	51.45

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003

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

13.	Derivative Financial Instruments
      The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.
      As of January 31, 2005, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of January 31, 2005: $3,545 in euros; $3,417 in U.S. dollars; $1,170 in British pounds sterling; and, $942 in other currencies. The fair values of forward exchange contracts were $74 and $61 for the years ended January 31, 2005 and 2004, respectively.

14.	Commitments
      At January 31, 2005, the Company had outstanding commitments under capital and non-cancelable operating leases, which fall due in the years ended January 31, as follows:

	Capital	Operating
	Leases	Leases

2006	$3,760	$50,474
2007	1,627	41,081
2008	7,974	32,184
2009	1,288	24,068
2010	467	18,448
2011 and thereafter	222	22,215

Total payments	15,338	$188,470

Less amounts representing interest	(2,053)

Present value of minimum capital lease obligations	$13,285

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment. These leases require minimum annual payments, which are expensed as incurred. Total rent expense for the years ended January 31, 2005, 2004 and 2003 was $43,719, $36,202 and $22,975, respectively.
      It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for plant and equipment is two to five years and the normal lease term for property varies between three and ten years. For the year ended January 31, 2005, the average effective borrowing rate for property, plant and equipment under capital leases was 9.3%. Interest rates usually vary during the contract period. The net book value of assets under capital leases as of January 31, 2005 and 2004 was $16,555 and $12,274, respectively.
      Capital commitments contracted for, but not provided in the accompanying consolidated balance sheet as of January 31, 2005 totaled $5,305.

15.	Contingencies
      From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. To date, none of these types of litigation has had a material effect on the Company and, as of January 31, 2005, the Company is not a party to any material litigation except as described below.
      The Company is involved in litigation in Italy (in cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with Enrico Furgada, the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against it. One such claim in particular was filed on February 27, 2004 in the Court of Milan, Italy, by Locafit, in the amount of $4,617, based on exchange rates as of January 31, 2005. The total of all such actual and potential claims is approximately $16,998, based on exchange rates as of January 31, 2005.
      On September 3, 2004, IAP Worldwide Services, Inc. commenced an action against certain of the Company’s U.S. and Egyptian subsidiaries in the United States Court for the Eastern District of Pennsylvania, involving an alleged hijacking of several electrical generator power modules moved from Alexandria, Egypt, to Iraq. The Company has filed a motion to dismiss the complaint and, in addition, it intends to assert that it is not responsible for this loss as its subsidiaries acted as an arranging freight forwarder only. The Company is being defended through its insurance coverage. The plaintiff claims damages of approximately $4,800.
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
For the Years Ended January 31, 2005, 2004 and 2003
manufactured chemicals and the plaintiffs have been unable to thus far produce evidence that the Company acted as a freight forwarder for cargo that included chemicals used by the Iraqi army.
      The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is attempting to claim that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this, and together with their expert legal and tax advisors, believe that the Company is in full compliance with the relevant sections of the Income Tax Act governing this situation and has no liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $12,200.
      In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the disclosed legal proceedings because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

16.	Related Party Transactions
      One of the Company’s Hong Kong operating subsidiaries is party to a service agreement pursuant to which a company owned by one of the Company’s employees (a previous owner of such subsidiary) and members of his family, provides management consulting and sales solicitation services. During the years ended January 31, 2005, 2004 and 2003, the Company’s Hong Kong subsidiary paid the company approximately $180, $206 and $212, respectively, under this service agreement.
      One of the Company’s Spanish subsidiaries is party to a service agreement, effective January 25, 2002, pursuant to which the Company’s subsidiary provides commercial and administrative services to a company owned by the Managing Director of SLi and his three brothers, two of whom are current employees of the Company, all of whom were previous owners of SLi. During the years ended January 31, 2005, 2004 and 2003, approximately $664, $864 and $802, respectively, was billed by the Company’s Spanish subsidiary for fees pursuant to this agreement. As of January 31, 2005 and 2004, the total net amount due from these three employees, their immediate family members and companies owned by them was $284 and $412, respectively.
      The Company’s Israeli operating subsidiary is party to various agreements, effective for the year ended January 31, 2004, pursuant to which a company partially owned by the Managing Director of UTi Eliat Overseas Ltd., provides facility and vehicle leases. During the years ended January 31, 2005 and 2004, the Company’s Israeli subsidiary paid the company approximately $163 and $273, respectively, under these agreements.
      Pursuant to an amended and restated registration rights agreement, PTR Holdings Inc. (PTR Holdings) and Union-Transport Holdings Inc., two of the Company’s shareholders, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933.
      In fiscal 2005, the Company entered into a registration rights agreement with United Services Technologies Limited (Uniserv), the Company’s largest shareholder. Pursuant to the registration rights agreement, the Company filed an amendment to a registration statement for use by Uniserv which permitted Uniserv to monetize a portion of its equity ownership in the Company in order to raise the proceeds necessary to finance a merger transaction. The merger transaction resulted in the cancellation of the outstanding shares in Uniserv held by its shareholders other than PTR Holdings, a company controlled by certain current and former members of the Company’s management and by the Anubis Trust (a Guernsey Island Trust which has an independent trustee and protector). As a result of the merger transaction and the Uniserv monetization, PTR Holdings became Uniserv’s sole remaining shareholder and Uniserv delisted from the JSE Securities Exchange South Africa. The Company was not a party to the merger nor did the Company sell any shares in the transaction. As part of the Uniserv monetization transaction, the Company entered into an underwriting agreement with Uniserv, the underwriters and certain other parties named therein. Uniserv was responsible for all the costs associated with the transaction and during fiscal 2005, the Company was reimbursed by Uniserv for all

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
costs the Company incurred in connection with the transaction, which totaled $301. As of January 31, 2005, the total amount due from Uniserv was $200, which was subsequently paid in full in March 2005.

17.	Segment Reporting
      The Company operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa, which offer similar products and services. They are managed separately because each segment requires close customer contact by senior management, individual requirements of customers differ between regions and each region is oftentimes affected by different economic conditions.
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
      Certain information regarding the Company’s operations by segment is summarized as follows:

	Year Ended January 31, 2005

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$582,428	$562,853	$681,532	$432,980	$—	$2,259,793

Net revenue	$176,425	$286,760	$109,159	$201,437	$—	$773,781
Staff costs	94,202	164,615	44,587	87,110	7,251	397,765
Depreciation and amortization	5,413	3,674	2,476	6,069	1,821	19,453
Amortization of intangible assets	—	1,477	—	503	—	1,980
Other operating expenses	49,487	94,580	27,105	77,735	10,225	259,132

Operating income/(loss)	$27,323	$22,414	$34,991	$30,020	$(19,297)	95,451

Interest income						4,112
Interest expense						(4,586)
Gains on foreign exchange						973

Pretax income						95,950
Provision for income taxes						25,698

Income before minority interests						$70,252

Capital expenditures	$7,615	$6,378	$3,293	$10,126	$24	$27,436

Segment assets at year-end	$210,617	$304,955	$197,294	$305,784	$26,017	$1,044,667

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003

	Year Ended January 31, 2004

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$424,457	$449,381	$430,376	$198,661	$—	$1,502,875

Net revenue	$129,404	$252,378	$86,489	$127,870	$—	$596,141
Staff costs	73,814	147,201	36,708	55,667	5,337	318,727
Depreciation and amortization	4,415	3,976	2,140	3,088	1,187	14,806
Amortization of intangible assets	—	594	—	69	—	663
Other operating expenses	40,125	84,760	21,755	51,264	4,970	202,874

Operating income/(loss)	$11,050	$15,847	$25,886	$17,782	$(11,494)	59,071

Interest income						6,881
Interest expense						(5,840)
Losses on foreign exchange						(341)

Pretax income						59,771
Provision for income taxes						13,403

Income before minority interests						$46,368

Capital expenditures	$5,339	$6,710	$3,238	$4,959	$522	$20,768

Segment assets at year-end	$162,890	$170,609	$155,834	$158,302	$55,706	$703,341

	Year Ended January 31, 2003

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external customers	$372,515	$317,314	$337,430	$142,801	$—	$1,170,060

Net revenue	$99,571	$143,484	$70,626	$91,109	$—	$404,790
Staff costs	54,864	81,603	29,237	35,263	4,004	204,971
Depreciation and amortization	3,526	2,848	1,962	1,982	856	11,174
Amortization of intangible assets	—	198	—	—	—	198
Other operating expenses	30,608	50,382	19,981	37,695	4,276	142,942

Operating income/(loss)	$10,573	$8,453	$19,446	$16,169	$(9,136)	45,505

Interest income						4,641
Interest expense						(5,127)
Losses on foreign exchange						(1,725)

Pretax income						43,294
Provision for income taxes						12,492

Income before minority interests						$30,802

Capital expenditures	$5,974	$2,129	$2,223	$4,806	$912	$16,044

Segment assets at year-end	$146,052	$155,574	$112,815	$122,152	$90,482	$627,075

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
      Intercompany transactions are priced at cost. Where two or more subsidiaries are involved in the handling of a consignment, the net revenue is shared based upon a standard formula, which is adopted across the Company.
      The following table shows the gross revenue and net revenue attributable to the Company’s principal services.

	Year Ended January 31,

	2005	2004	2003

Gross revenues:
Airfreight forwarding	$1,017,560	$720,689	$621,905
Ocean freight forwarding	672,641	360,253	283,869
Customs brokerage	77,568	67,859	64,221
Contract logistics	312,289	229,709	101,294
Other	179,735	124,365	98,771

	$2,259,793	$1,502,875	$1,170,060

Net revenues:
Airfreight forwarding	$253,289	$198,822	$157,493
Ocean freight forwarding	98,877	75,131	66,554
Customs brokerage	75,352	65,532	61,105
Contract logistics	257,141	192,969	79,517
Other	89,122	63,687	40,121

	$773,781	$596,141	$404,790

18.	Selected Quarterly Financial Data (Unaudited)

For the Year Ended January 31,	First	Second	Third	Fourth		Total

Gross revenue:
2005	$489,628	$540,359	$602,503	$627,303		$2,259,793
2004	326,788	362,025	398,726	415,336		1,502,875
Net revenue:
2005	169,989	186,503	202,019	215,270		773,781
2004	131,419	144,859	156,545	163,318		596,141
Operating income:
2005	18,685	23,530	26,743	26,493		95,451
2004	11,093	15,038	17,973	14,967		59,071
Net income:
2005	12,793	16,214	19,910	18,612		67,529
2004	7,974	11,416	13,178	12,203	*	44,771
Basic earnings per share:
2005	0.42	0.53	0.65	0.60		2.20
2004(1)	0.26	0.38	0.43	0.40	*	1.48
Diluted earnings per share:
2005(2)	0.40	0.51	0.62	0.58		2.12
2004	0.26	0.36	0.42	0.38	*	1.42

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2005, 2004 and 2003

*	The fiscal 2004 fourth quarter benefited by a change in the estimated effective tax rate for the fiscal year which resulted in an increase in net income of approximately 3 cents per diluted share.

(1)	The basic earnings per share amounts for the fiscal 2004 quarters do not add to the total year ended January 31, 2004 amount due to the effects of rounding.

(2)	The diluted earnings per share amounts for the fiscal 2005 quarters do not add to the total year ended January 31, 2005 amount due to the effects of rounding.

UTi Worldwide Inc.
Schedule II
Valuation and Qualifying Accounts
(in thousands)
Allowance for Doubtful Accounts

	Balance at				Foreign
	Beginning	Amounts Charged	Charges Against		Currency	Balance at
Year Ended January 31,	Of Year	to Expense	the Allowance	Other	Translation	End of Year

2005	$14,300	$7,658	$(6,519)	$—	$1,248	$16,687
2004	11,943	4,792	(3,876)	159	1,282	14,300
2003	9,638	6,471	(6,198)	268	1,764	11,943
      Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in our financial statements.

INDEX TO EXHIBITS

Exhibit		Description

2	.1+	Asset Purchase Agreement between Continental Air Express (HK) Limited, Continental Container Lines Limited, Union-Transport (HK) Limited, Cheng Kwan Kok David, Lai Kwok Fai, Lewis Billy Barnhill, Francis Raymond Bello, Albert Patrick Cataldo, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung, Ng Chun Ka, Ng Sai Kuen and Registrant dated August 25, 2000 (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

2	.2+	Asset Purchase Agreement between Continental Container Line, Inc., Continental Cargo Logistics Inc. (New York corporation), Continental Cargo Logistics Inc. (California corporation), Union-Transport Corporation, Lai Kwok Fai, Ng Chun Ka, Cheng Kwan Kok David, Albert Patrick Cataldo, Lewis Billy Barnhill, Francis Raymond Bello, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung and Ng Sai Kuen dated August 25, 2000 (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

2.3		Amendment to Asset Purchase Agreement between Continental Air Express (HK) Limited, Continental Container Lines Limited, Union-Transport (HK) Limited, Cheng Kwan Kok David, Lai Kwok Fai, Lewis Billy Barnhill, Francis Raymond Bello, Albert Patrick Cataldo, Chan Ka Ming, Chan Kwan Hang, Chau Hak Cheong, Cheng Kwan Lung, Ng Chun Ka, Ng Sai Kuen and Registrant, dated October 3, 2000 (incorporated by reference to Amendment No. 1 to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

2	.4+	Stock Purchase Agreement among Samuel Clarke, Jr., Claude M. Walker, Jr., James H. Walker, Standard Corporation and Union Transport (U.S.) Holdings, Inc., dated as of October 11, 2002 (incorporated by reference to the company’s Registration Statement on Form F-3, No. 333-101309, dated November 19, 2002)

2	.5+	Share Purchase Agreement, dated as of October 12, 2004, among UTi Worldwide Inc., 6289541 Canada Inc., and the other parties named therein (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K, dated October 15, 2004)

3.1		Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated November 19, 2004)

10	.1*	Form of Employment Agreement between Mr. Wessels and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.2*	Form of Employment Agreement between Mr. MacFarlane and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.3*	Form of Employment Agreement between Mr. Draper and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.4*	2000 Employee Share Purchase Plan, as amended (incorporated by reference to the company’s Registration Statement on Form S-8, No. 333-58832, dated April 12, 2001)

10	.5*	Non-Employee Directors Stock Option Plan (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)

10	.6*	Union-Transport Inc. Share Incentive Plan, as amended (incorporated by reference to the company’s Annual Report on Form 20-F, dated May 8, 2002)

10	.7*	Union-Transport Executive Share Plan, as amended (incorporated by reference to the company’s Annual Report on Form 20-F, dated May 8, 2002)

10.8		Credit Agreement between the company and Nedbank Limited, dated August 1, 2002 (incorporated by reference to Exhibit 99.2 to the company’s Report on Form 6-K dated December 5, 2002)

10.9		Amended and Restated Registration Rights Agreement between PTR Holdings, Inc., Union-Transport Holdings Inc. and the company (incorporated by reference to Amendment No. 2 to the company’s Registration Statement on Form F-3, No. 333-101309, dated December 10, 2002)

10	.10*	2000 Stock Option Plan, as amended (incorporated by reference to the company’s Registration Statement on Form S-8, No. 333-116896, dated June 25, 2004)

10	.11*	2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8, No. 333-116894, dated June 25, 2004)

Exhibit		Description

10	.12*	2004 Non-Employee Directors Share Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8, No. 333-118055, dated August 9, 2004)

10.13		Credit Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation and UTi, (U.S.) Holdings, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)

10.14		Guaranty and Collateral Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation, UTi, (U.S.) Holdings, Inc. and UTi, Services, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)

10	.15*	Employment Agreement between the company and Peter Thorrington, dated September 7, 2004 (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)

10.16		Registration Rights Agreement, dated as of November 23, 2004, between UTi Worldwide Inc. and United Service Technologies Limited (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.17		Affiliated Lender Registration Rights Agreement, dated as of November 23, 2004, among UTi Worldwide Inc., PTR Holdings Inc., Union-Transport Holdings Inc., Wagontrails Investments N.V., and Alan C. Draper (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.18		Credit Agreement between UTi Logistics (Proprietary) Limited, Pyramid Freight (Proprietary) Limited, UTi South Africa (Proprietary) Limited, International Healthcare Distributors (Proprietary) Limited, Kite Logistics (Proprietary) Limited and NedBank Limited, entered into December 6, 2004 (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.19		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.20		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.21		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10.22		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10	.23*	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10	.24*	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10	.25*	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10	.26*	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

10	.27*	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Election Forms

10	.28*	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares

10	.29*	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement

10	.30*	Amended and Restated Senior Leadership Team (SLT) Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

Exhibit	Description

10.31	Amendment No. 1 to Registration Rights Agreement, dated as of December 17, 2004, between UTi Worldwide Inc. and United Service Technologies Limited (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated December 17, 2004)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Certain portions of the identified exhibit were omitted and filed separately with the Commission and have been granted confidential treatment by the Commission.

*	Management contract or compensatory arrangement.