Form 10-Q
period 2005-04-30
UTi WORLDWIDE INC
filed 2005-06-09
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

or
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

At May 31, 2005, the number of shares outstanding of the issuer’s ordinary shares was 31,126,953.

UTi Worldwide Inc.

Report on Form 10-Q
For the Quarter Ended April 30, 2005

 - i -

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Income Statements
For the three months ended April 30, 2005 and 2004
(in thousands, except share and per share amounts)

	Three months ended
	April 30,
	2005	2004
	(Unaudited)
Gross revenue	$630,193	$489,628
Freight consolidation costs	408,995	319,639

Net revenue	221,198	169,989
Staff costs	115,771	91,932
Depreciation and amortization	5,704	3,900
Amortization of intangible assets	1,142	181
Other operating expenses	71,654	55,291

Operating income	26,927	18,685
Interest income	1,513	960
Interest expense	(2,236)	(787)
Gains on foreign exchange	74	100

Pretax income	26,278	18,958
Provision for income taxes	7,576	5,545

Income before minority interests	18,702	13,413
Minority interests	(933)	(620)

Net income	$17,769	$12,793

Basic earnings per share	$0.57	$0.42
Diluted earnings per share	$0.55	$0.40

Number of weighted average shares used for per share calculations:
Basic shares	31,003,404	30,614,969
Diluted shares	32,532,763	31,967,335

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
As of April 30, 2005 and January 31, 2005
(in thousands, except share amounts)

	April 30,	January 31,
	2005	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$154,132	$178,132
Trade receivables (net of allowance for doubtful receivables of $18,102 and $16,687 as of April 30, 2005 and January 31, 2005, respectively)	469,873	435,223
Deferred income tax assets	12,569	10,027
Other current assets	39,184	44,509

Total current assets	675,758	667,891

Property, plant and equipment, net	70,942	71,190
Goodwill	288,412	251,093
Other intangible assets, net	40,434	42,682
Investments	1,404	587
Deferred income tax assets	1,110	1,104
Other non-current assets	10,142	10,120

Total assets	$1,088,202	$1,044,667

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$81,233	$92,340
Short-term borrowings	3,048	3,165
Current portion of capital lease obligations	3,531	3,465
Trade payables and other accrued liabilities	428,183	413,003
Income taxes payable	24,141	18,533
Deferred income tax liabilities	1,552	678

Total current liabilities	541,688	531,184

Long-term borrowings	4,944	5,105
Capital lease obligations	10,294	9,820
Deferred income tax liabilities	18,752	19,607
Retirement fund obligations	1,343	1,332
Other long-term liabilities	715	136
Minority interests	4,309	3,293

Commitments and contingencies

Shareholders’ equity:
Common stock - ordinary shares of no par value: 31,137,197 and 30,976,603 shares issued and outstanding as of April 30, 2005 and January 31, 2005, respectively	355,133	329,098
Deferred compensation related to restricted share units	(6,737)	(3,193)
Retained earnings	182,918	169,821
Accumulated other comprehensive loss	(25,157)	(21,536)

Total shareholders’ equity	506,157	474,190

Total liabilities and shareholders’ equity	$1,088,202	$1,044,667

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
For the three months ended April 30, 2005 and 2004
(in thousands)

	Three months ended
	April 30,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$17,769	$12,793
Adjustments to reconcile net income to net cash used in operations:
Stock compensation costs	1,332	33
Depreciation and amortization	5,704	3,900
Amortization of intangible assets	1,142	181
Deferred income taxes	(2,363)	97
Tax benefit relating to exercise of stock options	998	204
Gain on disposal of property, plant and equipment	(32)	(143)
Other	928	620
Changes in operating assets and liabilities:
Increase in trade receivables and other current assets	(31,915)	(52,736)
Increase in trade payables and other current liabilities	3,088	30,172

Net cash used in operating activities	(3,349)	(4,879)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,168)	(3,579)
Proceeds from disposal of property, plant and equipment	180	1,220
Increase in other non-current assets	(144)	(852)
Acquisitions and contingent earn-out payments	(2,907)	(2,857)
Other	(868)	(795)

Net cash used in investing activities	(7,907)	(6,863)

FINANCING ACTIVITIES:
Decrease in bank lines of credit	(11,107)	(2,769)
Decrease in short-term borrowings	(452)	(175)
Repayment of long-term borrowings	(129)	(15)
Repayments of capital lease obligations	(1,310)	(863)
Decrease in minority interests	—	(144)
Net proceeds from the issuance of ordinary shares	2,368	722

Net cash used in financing activities	(10,630)	(3,244)

Net decrease in cash and cash equivalents	(21,886)	(14,986)
Cash and cash equivalents at beginning of period	178,132	156,687
Effect of foreign exchange rate changes on cash	(2,114)	(837)

Cash and cash equivalents at end of period	$154,132	$140,864

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
For the three months ended April 30, 2005 and 2004 (Unaudited)

NOTE 1. Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006 or any other future periods.

The balance sheet at January 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2005 on file with the Securities and Exchange Commission.

All dollar amounts in the notes are presented in thousands except for per share data.

Pro Forma Information – Share-Based Compensation

As of April 30, 2005, the Company had the following share-based compensation plans: Union-Transport Share Incentive Plan; 2000 Stock Option Plan; 2004 Long Term Incentive Plan; 2004 Non-Employee Directors Share Incentive Plan; Non-Employee Directors Stock Option Plan; and the 2000 Employee Share Purchase Plan.

The Company applies the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations (APB No. 25) to account for all share-based compensation plans. Compensation cost is recorded in net income only for stock options and restricted stock units that have an exercise price below the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, the following table shows the estimated effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock options and restricted stock units.

	Three months ended
	April 30,
	2005	2004
Net income as reported	$17,769	$12,793
Add: Total stock-based compensation expense included in reported net income, net of income taxes	1,128	33
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(2,426)	(1,137)

Pro forma net income	$16,471	$11,689

Earnings per share, as reported:
Basic earnings per share	$0.57	$0.42
Diluted earnings per share	0.55	0.40

Earnings per share, pro forma:
Basic earnings per share	0.53	0.38
Diluted earnings per share	0.51	0.37

NOTE 2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires all companies to record compensation cost for all share-based payments (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) at fair value. This statement is effective for annual periods beginning after June 15, 2005, which, for the Company, is its fiscal year beginning February 1, 2006. The statement allows companies to use the modified prospective transition method or the modified retrospective transition method to adopt the new standards. The Company is evaluating the requirements of SFAS No. 123R and, although it has not determined the method of adoption or the effect of adopting SFAS No. 123R, it expects that the adoption of SFAS No. 123R will have a significant impact on its consolidated financial position, earnings per share and results of operations.

In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP No. 109-2) which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004 and it created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company does not have any controlled foreign corporations to which the repatriation provisions of the Jobs Act would apply. Consequently, the Company expects that the adoption of FSP No. 109-2 will not have a material impact on its consolidated financial position or results of operations.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB No. 107). SAB No. 107 explains the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as the SEC’s views regarding the valuation of share-based payment arrangements. SAB No. 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. The Company is currently reviewing SAB No. 107 and its implications in regard to the adoption of SFAS No. 123R.

NOTE 3. Earnings per Share

	Three months ended
	April 30,
	2005	2004
Basic earnings per share:
Net income	$17,769	$12,793
Weighted average number of ordinary shares	31,003,404	30,614,969

Basic earnings per share	$0.57	$0.42

Diluted earnings per share:
Net income	$17,769	$12,793
Weighted average number of ordinary shares	31,003,404	30,614,969
Incremental shares required for diluted earnings per share related to stock options	1,529,359	1,352,366

Diluted weighted average number of shares	32,532,763	31,967,335

Diluted earnings per share	$0.55	$0.40

Cash dividends declared per share	$0.15	$0.115

This calculation excludes the 24,974 and 323,580 ordinary shares held in the incentive trusts for the Union-Transport Share Incentive Plan and for the Executive Share Plan as of April 30, 2005 and 2004, respectively.

The diluted earnings per share calculation includes approximately 230,000 contingently issuable ordinary shares related to the earn-out payment for Grupo SLi and Union, SLi (collectively, SLi) which is anticipated to be made in June 2005.

NOTE 4. Other Comprehensive Income

	Three months ended
	April 30,
	2005	2004
Net income	$17,769	$12,793
Other comprehensive loss, net of tax:
Foreign exchange translation adjustments	(3,621)	(3,971)

Comprehensive income	$14,148	$8,822

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

Certain unaudited information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$161,983	$156,778	$181,714	$129,718	$—	$630,193

Net revenue	$49,628	$80,424	$28,727	$62,419	$—	$221,198
Staff costs	27,161	46,531	12,461	27,367	2,251	115,771
Depreciation and amortization	1,415	1,116	693	1,985	495	5,704
Amortization of intangible assets	—	956	—	186	—	1,142
Other operating expenses	13,462	24,699	7,261	24,051	2,181	71,654

Operating income/(loss)	$7,590	$7,122	$8,312	$8,830	$(4,927)	26,927

Interest income						1,513
Interest expense						(2,236)
Gains on foreign exchange						74

Pretax income						26,278
Provision for income taxes						7,576

Income before minority interests						$18,702

Capital expenditures	$2,041	$1,436	$801	$1,965	$—	$6,243

Segment assets at quarter-end	$235,174	$312,239	$228,671	$301,284	$10,834	$1,088,202

	Three months ended April 30, 2004
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$134,694	$127,671	$144,728	$82,535	$—	$489,628

Net revenue	$39,697	$68,703	$23,517	$38,072	$—	$169,989
Staff costs	21,844	41,392	10,146	16,858	1,692	91,932
Depreciation and amortization	1,170	806	590	973	361	3,900
Amortization of intangible assets	—	148	—	33	—	181
Other operating expenses	10,711	21,496	6,226	15,040	1,818	55,291

Operating income/(loss)	$5,972	$4,861	$6,555	$5,168	$(3,871)	18,685

Interest income						960
Interest expense						(787)
Gains on foreign exchange						100

Pretax income						18,958
Provision for income taxes						5,545

Income before minority interests						$13,413

Capital expenditures	$1,902	$932	$579	$1,532	$9	$4,954

Segment assets at quarter-end	$179,843	$181,677	$161,582	$165,718	$50,960	$739,780

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended
	April 30,
	2005	2004
Gross revenues:
Airfreight forwarding	$278,280	$227,991
Ocean freight forwarding	186,635	137,073
Customs brokerage	20,308	18,581
Contract logistics	94,586	69,328
Other	50,384	36,655

	$630,193	$489,628

Net revenues:
Airfreight forwarding	$70,529	$56,763
Ocean freight forwarding	25,584	21,231
Customs brokerage	19,563	17,913
Contract logistics	78,780	56,341
Other	26,742	17,741

	$221,198	$169,989

NOTE 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the three months ended April 30, 2005 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of February 1, 2005	$38,082	$88,210	$69,899	$54,902	$251,093
Acquisitions and contingent earn-out Payments	9,767	6,611	17,927	5,168	39,473
Foreign currency translation and other adjustments	(634)	(1,807)	(1,163)	1,450	(2,154)

Balance as of April 30, 2005	$47,215	$93,014	$86,663	$61,520	$288,412

Included in the acquisitions and contingent earn-out payments in the above table, is approximately $35,587 which relates to the earn-out payment for SLi which is anticipated to be made in June 2005 and which is expected to consist of a cash payment of $17,793 and approximately 230,000 contingently issuable ordinary shares.

The amortizable intangible assets as of April 30, 2005 relate to the estimated fair value of the customer contracts and customer relationships acquired and non-compete agreements in respect of certain acquisitions. The carrying values of amortizable intangible assets as of April 30, 2005 and January 31, 2005, are as follows:

	Gross	Accumulated	Net
	carry value	amortization	carry value
As of April 30, 2005:
Customer contracts and relationships	$36,327	$(3,311)	$33,016
Non-compete agreements	1,785	(672)	1,113

Total	$38,112	$(3,983)	$34,129

As of January 31, 2005:
Customer contracts and relationships	$37,011	$(2,421)	$34,590
Non-compete agreements	2,162	(420)	1,742

Total	$39,173	(2,841)	36,332

Amortization expense totaled $1,142 and $181 for the three months ended April 30, 2005 and 2004, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31.

2006	$4,249
2007	4,177
2008	3,519
2009	3,469
2010	3,469

In addition to the amortizable intangible assets, the Company also has $6,305 of intangible assets not subject to amortization as of April 30, 2005 related to trademarks acquired with International Healthcare Distributors (Pty.) Limited and Unigistix Inc.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Three months ended
	April 30,
	2005	2004
Net cash (received)/paid for:
Interest	$1,043	$(218)
Income taxes	3,032	2,840
Non-cash activities:
Capital lease obligations incurred to acquire assets	2,075	739
Dividends declared	4,672	3,563
Value of shares issuable as acquisition earn-out payment	17,793	—

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

NOTE 8. Contingencies

From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. To date, none of these types of litigation has had a material effect on the Company and, as of April 30, 2005, the Company is not a party to any material litigation except as described below.

The Company is involved in litigation in Italy (in cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with Enrico Furgada, the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against it. One such claim in particular was filed on February 27, 2004 in the Court of Milan, Italy, by Locafit, in the amount of $4,571, based on exchange rates as of April 30, 2005. The total of all such actual and potential claims is approximately $16,829, based on exchange rates as of April 30, 2005.

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

The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is attempting to claim that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this, and together with their expert legal and tax advisors, believe that the Company is in full compliance with the relevant sections of the Income Tax Act governing this situation and has no liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $12,200 based on exchange rates as of April 30, 2005.

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

The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended
	April 30,
	2005	2004
Service cost component	$284	$304
Plan participants’ contributions	153	100
Interest cost component	618	542
Expected return on assets	(583)	(706)
Amortization of unrecognized net loss	55	81

Net periodic pension expense	$527	$321

For the three months ended April 30, 2005, $240 of contributions have been made by the Company to its pension plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

UTi Worldwide Inc. and its subsidiaries (which we refer to as the company or UTi) is an international, non-asset-based global integrated logistics company that provides airfreight and ocean freight forwarding, contract logistics, distribution, customs brokerage and other supply chain management services, including consulting, the coordination of purchase orders and customized management services. The company serves its customers through a worldwide network of freight forwarding offices, including exclusive agents, and contract logistics centers.

Our business operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa and in each of these geographic segments our principal sources of income include airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics and other supply chain management services.

Our recent growth in gross revenue and net revenue for the three-month period ended April 30, 2005 (which we refer to as the first quarter of fiscal 2006) compared to the three-month period ended April 30, 2004 (which we refer to as the first quarter of fiscal 2005) resulted primarily from the growth of our existing operations along with favorable exchange rates as compared to the U.S. dollar and growth which we attribute to our acquisitions.

A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we staff our operations based on uncertain future demand.

In February 2002, we initiated a five-year strategic operating plan which we named NextLeap. NextLeap is our plan to move UTi Worldwide from being a global freight forwarding operator to a company that can offer our customers a comprehensive and integrated range of services across the entire supply chain. NextLeap is a process of expanding and integrating our relationship with our customers and increasing the range of services we offer and provide for our customers, and thus cannot be measured in terms of “percentage implemented.” Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. As of April 30, 2005, we have completed thirteen of the twenty quarters covered by NextLeap. We face numerous challenges in trying to achieve our objectives under the strategic plan, including challenges involving attempts to leverage customer relationships, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors beyond our control. We may not be able to successfully implement NextLeap and no assurances can be given that our efforts will result in increased revenues or improved margins or profitability. If we are not able to increase our revenues and improve our operating margins in the future under NextLeap, our results of operations could be adversely affected.

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

Acquisitions that we made in June 2004 and October 2004 affect the comparison of our operating results between the first quarter of fiscal 2005 and the first quarter of fiscal 2006. These included International Healthcare Distributors (Pty.) Limited (IHD) (which we acquired effective June 1, 2004) and Unigistix Inc. (Unigistix) (which we acquired effective October 12, 2004) along with the remaining 27% and 40% minority shareholder interests in UTi (Taiwan) Limited and UTi Tasimacilik Limited, our Turkish subsidiary, respectively, which were purchased effective June 1, 2004 and October 28, 2004, respectively.

Effective June 1, 2004, we acquired 100% of the issued and outstanding shares of IHD, a South African corporation, through a partnership we formed. Effective November 1, 2004, we sold 25.1% of the partnership to a South African black economic empowerment organization for fair market value which approximated a 25.1% share of the cost of the acquisition. The purchase price for IHD was approximately $38.6 million in cash. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers.

Effective October 12, 2004, we acquired 100% of the issued and outstanding shares of Unigistix, a Canadian corporation which serves customers in the telecommunications, apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions. The initial purchase price was approximately $76.6 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for two additional payments of up to approximately 6.0 million Canadian dollars (equivalent to approximately $4.8 million as of April 30, 2005) contingent upon the anticipated future growth of Unigistix over each of the two twelve-month periods in the period ending October 31, 2006.

In the first quarter of fiscal 2006, effective April 30, 2005 we acquired the remaining 45% minority shareholder interests in UTi Egypt Limited. Subsequent to our first quarter of fiscal 2006, effective June 1, 2005, we acquired 100% of the issued and outstanding shares of Perfect Logistics Co., Ltd. (Perfect Logistics), which is a third-party contract logistics provider and customs broker headquartered in Taiwan. The initial purchase price was approximately $15.1 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for four additional payments of up to a maximum of approximately $5.8 million in total, based on the future performance of Perfect Logistics over the each of the four twelve-month periods ending May 31, 2009.

Reorganization of South African Operations

Comparability between our first quarter of fiscal 2006 and our first quarter of fiscal 2005 is also affected by our reorganization of our South African operations whereupon, on December 6, 2004, we executed the documentation for a previously reported transaction designed to qualify our South African operations as black empowered under recently enacted legislation in South Africa. The transaction did not impact our IHD operations. Pursuant to this transaction, our subsidiary Pyramid Freight (Proprietary) Limited (which we refer to as Pyramid Freight) sold most of its South African operations to a newly-formed corporation called UTi South Africa (Proprietary) Limited (which we refer to as UTiSA). UTiSA also assumed liabilities associated with the transferred businesses.

The businesses were transferred to UTiSA in exchange for an interest-bearing obligation pursuant to which UTiSA owes Pyramid Freight the principal sum of 680.0 million South African rands ($111.8 million using April 30, 2005 exchange rates). Under the terms of this loan, the outstanding balance bears interest at an effective annual rate of 14.5%. Three months prior to the fifth anniversary of the loan, the parties are to meet to negotiate the terms of repayment of the outstanding principal on the loan. If the parties are unable to agree on the terms of repayment, the outstanding principal and any remaining accrued and unpaid interest thereon are repayable in full on demand by Pyramid Freight. UTiSA has the right to prepay the loan without penalty.

UTiSA was formed for the purpose of this transaction and approximately 75% of its outstanding share capital is held by Pyramid Freight with the remaining approximately 25% held by the UTi Empowerment Trust, a trust registered in South Africa (which we refer to as the Empowerment Trust). The Empowerment Trust was established to provide broad-based educational benefits to UTi’s staff in South Africa and their dependents. The transaction allows the Empowerment Trust to share in approximately 25% of the future growth of UTi’s current South Africa operations (excluding IHD) above current performance levels.

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

Discussion of Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the first quarter of fiscal 2006 compared to the corresponding prior year period. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31 2005, which are included in our annual report on Form 10-K for the year ended January 31, 2005, on file with the Securities and Exchange Commission. Our condensed consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

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

	Three months ended April 30,
	2005			2004
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$161,983	$49,628	$7,590	$134,694	$39,697	$5,972
Americas	156,778	80,424	7,122	127,671	68,703	4,861
Asia Pacific	181,714	28,727	8,312	144,728	23,517	6,555
Africa	129,718	62,419	8,830	82,535	38,072	5,168
Corporate	—	—	(4,927)	—	—	(3,871)

Total	$630,193	$221,198	$26,927	$489,628	$169,989	$18,685

	Change to three months ended April 30, 2005
	from three months ended April 30, 2004
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$27,289	$9,931	$1,618	20%	25%	27%
Americas	29,107	11,721	2,261	23	17	47
Asia Pacific	36,986	5,210	1,757	26	22	27
Africa	47,183	24,347	3,662	57	64	71
Corporate	—	—	(1,056)	—	—	(27)

Total	$140,565	$51,209	$8,242	29%	30%	44%

Our Europe region showed improvements in gross and net revenues for the first quarter of fiscal 2006 versus the first quarter of fiscal 2005 primarily due to organic growth in both airfreight and ocean freight forwarding, which resulted primarily from higher shipment volumes overall in the region during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. To a lesser degree, the impact of favorable exchange rates as compared to the U.S. dollar in the first quarter of fiscal 2006 when compared to the corresponding prior-year period also contributed to increased gross and net revenues reported during the first quarter of fiscal 2006. The improvement in operating income in the Europe region in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was in line with our growth in net revenues as we strive to keep the increases in our operating costs at a lower rate of growth than our growth in net revenues.

The increase in gross revenues in the Americas region for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was due primarily to organic growth related to higher airfreight and ocean freight forwarding shipment volumes, which also contributed to our increase in net revenues for the region during the current quarter. The impact of our Unigistix acquisition accounted for a large portion of our growth in the Americas region’s net revenues for the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005 and it is expected to be a large contributor to the second and third quarters of fiscal 2006, based on its acquisition date of October 12, 2004. Similar to our Europe region, the improvement in Americas’ operating income also resulted from our concerted efforts to hold the increases in costs to a lower percentage than our increase in net revenues for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, especially in the area of staff costs which is our largest operating expense.

Organic growth in our Asia Pacific region, driven by higher overall export shipment volumes especially out of China and Hong Kong, accounted for most of the increase in the region’s gross and net revenues for the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005. Asia Pacific continues to be our region with the highest operating profit margins, calculated by dividing operating income for the region by net revenues for the region, increasing 100 basis points to 28.9% for the first quarter of fiscal 2006, from 27.9% for the corresponding prior-year period. The increase in operating profit margin was due to holding our operating expenses in line so that they did not increase at more than the rate of growth in our net revenues, similar to our approach in managing expenses in other regions.

Of all our regions, our Africa region reported the highest growth rates in gross revenues and net revenues as well as in operating income during the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005. The increases in gross revenues and net revenues were caused by organic growth resulting from higher ocean freight export volumes, which more than doubled, in addition to higher airfreight export volumes and furthermore a higher number of customs clearances processed, and by the contribution from our IHD acquisition. Secondarily, our reported gross revenues and net revenues were positively impacted by the favorable exchange rates related primarily to the South African rand as compared to the U.S. dollar during the first quarter of fiscal 2006 versus the first quarter of fiscal 2005. Operating income in Africa increased at a higher rate than the growth in net revenues as we focused on improving our operating profit margin within the region by controlling operating expenses in relation to net revenues and as we have benefited from IHD’s contribution to our operating income.

Because of the integrated nature of our business, with global customers being served by all of our regions and with at least two regions often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by geographic regions.

By service line, our total increase of $140.6 million, or 29%, in gross revenue in the first quarter of fiscal 2006 over the first quarter of fiscal 2005 was due to increases in airfreight forwarding of $50.3 million, ocean freight forwarding of $49.6 million, contract logistics of $25.3 million, other revenue of $13.7 million and customs brokerage of $1.7 million. Of the 29% increase in gross revenue for the first quarter of fiscal 2006 versus the comparable prior year period, we estimate that about two-thirds of it was due to organic growth, while about 20% of the increase was due to the impact of favorable exchange rates as compared to the U.S. dollar and the remainder was due to the impact of acquisitions.

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

The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended
	April 30,
	2005	2004
Net revenues:
Airfreight forwarding	32%	33%
Ocean freight forwarding	11	13
Customs brokerage	9	11
Contract logistics	36	33
Other	12	10

Total net revenues	100	100

Staff costs	52	54
Depreciation and amortization	3	2
Amortization of intangible assets	1	*
Other operating expenses	32	33

Operating income	12	11
Interest income	1	1
Interest expense	(1)	*
Gains on foreign exchange	*	*

Pretax income	12	11
Provision for income taxes	3	3
Minority interests	*	*

Net income	8%	8%

*	Less than one percent.

Three months ended April 30, 2005 compared to three months ended April 30, 2004

Net revenue increased $51.2 million, or 30%, to $221.2 million for the first quarter of fiscal 2006 compared to $170.0 million for the first quarter of fiscal 2005. Overall, our net revenue benefited from organic growth from all our regions, from the impact of acquisitions made during the last three quarters of fiscal 2005 as well as from favorable exchange rates as compared to the U.S. dollar. On a constant currency basis when we translate our first quarter of fiscal 2006 results using currency exchange rates in effect for the first quarter of fiscal 2005, we estimate that acquisitions and favorable exchange rates accounted for approximately $15.3 million and $10.8 million, respectively, of the net revenue increase for the first quarter of fiscal 2006 versus the prior fiscal year.

Airfreight forwarding net revenue increased $13.7 million, or 24%, to $70.5 million for the first quarter of fiscal 2006 compared to $56.8 million for the first quarter of fiscal 2005. This increase primarily resulted from organic growth in all regions primarily due to increased volumes in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005 and, to a lesser degree, favorable exchange rates as compared to the U.S. dollar in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005, mostly in our Africa and Europe regions due to changes in the South African rand and the euro, respectively.

Ocean freight forwarding net revenue increased $4.4 million, or 21%, to $25.6 million for the first quarter of fiscal 2006 compared to $21.2 million for the first quarter of fiscal 2005. This increase was due primarily to increased volumes, especially in the Africa and Europe regions, in the first quarter of fiscal 2006 versus the first quarter of fiscal 2005, which were partially offset by pressures on pricing as we have focused on growing the revenues from this service.

Customs brokerage net revenue increased $1.7 million, or 9%, to $19.6 million for the first quarter of fiscal 2006 compared to $17.9 million for the first quarter of fiscal 2005. Customs brokerage net revenue increased primarily as a result of the favorable exchange rates as compared to the U.S. dollar in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005 and to organic growth in our Africa region resulting from a higher number of customs clearances processed.

Contract logistics net revenue increased $22.5 million, or 40%, to $78.8 million for the first quarter of fiscal 2006 compared to $56.3 million for the prior year. We estimate that approximately three-quarters of this increase for the first quarter of fiscal 2006 versus the comparable prior year period was due to the contributions during the first quarter of fiscal 2006 of our prior year acquisitions of IHD and Unigistix.

Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $9.0 million, or 51%, to $26.7 million for the first quarter of fiscal 2006 compared to $17.7 million for the first quarter of fiscal 2005. This increase was due primarily to organic growth particularly in the Africa region, but also in the Americas and Europe regions, during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

Staff costs increased $23.9 million, or 26%, to $115.8 million for the first quarter of fiscal 2006 from $91.9 million for the prior year. Staff costs were higher in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 primarily because of increased resources to accommodate the increase in business activity, the addition of personnel in connection with our acquisitions of IHD and Unigistix, which we estimated accounted for approximately one-quarter of the total increase, and an increase in reported staff costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the U.S. dollar during the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005. Total staff costs expressed as a percentage of net revenues decreased from 54% in the first quarter of fiscal 2005 to 52% in the first quarter of fiscal 2006. This decrease when expressed as a percentage of net revenues was primarily related to an increase in these costs at a slower rate of growth than the increase in net revenue, which is how we strive to manage these costs in relation to net revenue growth.

Depreciation and amortization expense increased by $1.8 million, or 46%, for the first quarter of fiscal 2006 over the first quarter of fiscal 2005 to $5.7 million primarily due to increases in capital spending for computer equipment and fixtures and fittings during the first quarter of fiscal 2006 as well as the last three quarters of fiscal 2005, along with the impact of our IHD and Unigistix acquisitions made during the last three quarters of fiscal 2005. Depreciation and amortization expense increased slightly to 3% of net revenue in the first quarter of fiscal 2006 as compared to 2% in the prior year when expressed as a percentage of net revenues for the periods.

Other operating expenses increased by $16.4 million, or 30%, to $71.7 million in the first quarter of fiscal 2006 compared to $55.3 million for the first quarter of fiscal 2005. Generally these expenses increased because of the increased costs associated with the higher volumes and organic growth experienced by the company. Secondarily, the increase was caused by both an increase in reported costs in the first quarter of fiscal 2006 over the prior year as a result of the stronger currencies, primarily the euro and South African rand, as compared to the U.S. dollar during the first quarter of fiscal 2006 and due to the additional operating costs as a result of the acquisitions of IHD and Unigistix. Included in other operating expenses for the first quarter of fiscal 2006 are facilities and communications costs of $24.5 million compared to $18.9 million of such costs for the prior fiscal year. Facilities and communications costs increased primarily as a result of the fact that we had more locations during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, including those acquired with IHD and Unigistix. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first quarter of fiscal 2006, selling, general and administrative costs were $47.2 million compared to $36.4 million for the comparable prior year period. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity, and, to a lesser degree, the increase in reported costs in the first quarter of fiscal 2006 over the prior year as a result of the stronger currencies, primarily the euro and South African rand, as compared to the U.S. dollar during the first quarter of fiscal 2006. In addition, the acquisitions of IHD and Unigistix increased our other operating expenses and we incurred higher costs associated with regulatory compliance in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005. When expressed as a percentage of net revenue, other operating expenses decreased slightly to 32% for the first quarter of fiscal 2006 from 33% for the first quarter of fiscal 2005.

Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Our interest income and interest expense both increased in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 by $0.6 million, or 58%, and $1.4 million, or 184%, respectively. Our interest expense increased primarily due to the cash used in our acquisitions of IHD and Unigistix during the last three quarters of fiscal 2005.

The effective income tax rate of 29% in the first quarter of fiscal 2006 was consistent with the effective income tax rate in the prior year comparable period.

Net income increased by $5.0 million, or 39%, to $17.8 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 for the reasons listed above.

Liquidity and Capital Resources

As of April 30, 2005, our cash and cash equivalents totaled $154.1 million, representing a decrease of $24.0 million from January 31, 2005, as a result of using a net total of $21.9 million of cash in our operating, investing and financing activities and a negative impact of $2.1 million related to the effect of foreign exchange rate changes on our cash balances. Historically, we have used our internally generated net cash flow from operating activities along with the net proceeds from the issuance of ordinary shares to fund our working capital requirements, capital expenditures, acquisitions and debt service.

In the first quarter of fiscal 2006, we used $3.3 million in net cash for operating activities. This resulted from net income of $17.8 million plus depreciation and amortization of intangible assets totaling $6.8 million and other items totaling $0.9 million, offset by a net increase in working capital of approximately $28.8 million. The increases in trade receivables and other current assets and trade payables and other current liabilities during the first quarter of fiscal 2006 were primarily due to increased levels of business in all of our geographic regions, during the first quarter of fiscal 2006 as compared to the comparable prior year period.

During the first quarter of fiscal 2006, cash used for capital expenditures was $4.2 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we do not expect our capital expenditures to be significantly higher in fiscal 2006 when compared to fiscal 2005.

During the first quarter of fiscal 2006, we used an aggregate of $2.9 million of cash for acquisitions and contingent earn-out payments. Future earn-out payment calculations may result in a significant use of cash or in the case of our acquisition of Grupo SLi and Union, SLi, which we collectively refer to as SLi, the possible issuance of shares as the acquisition agreement permits the earn-out payment to be made in the form of ordinary shares instead of cash at a deemed price of $15.82 per ordinary share. These future earn-out payments include the two remaining contingent earn-out payment calculations related to our acquisition of SLi, which are scheduled for the second quarters of fiscal 2006 and fiscal 2007, three contingent earn-out payments related to our acquisition of ET Logistics which will be calculated based on a multiple of the acquired operation’s future earnings for each of the fiscal years in the three-year period ending January 31, 2008, two contingent earn-out payments related to our acquisition of Unigistix which will also be calculated based on a multiple of the acquired operation’s future earnings for each of the two twelve-month periods in the period ending October 31, 2006 and are subject to a maximum of 6.0 million Canadian dollars (equivalent to approximately $4.8 million as of April 30, 2005) and four earn-out payments related to our acquisition of Perfect Logistics which will be based on the acquired operation’s future performance over each of the four twelve-month periods in the period ending May 31, 2009 and are subject to a maximum of approximately $5.8 million in total. There are no contractual limits on the amounts that may be payable under the contingent earn-out payment terms for SLi or ET Logistics as they are contingent on the earnings of each of the acquired businesses; however, we anticipate that the contingent cash earn-out payments would generally be self-funding in that the increased earnings from the operations would be used to fund the earn-out payments. In June 2005, we completed our calculations regarding the contingent earn-out payment due during the fiscal year 2006 in connection with the company’s January 2002 acquisition of SLi. The contingent earn-out payment which is anticipated to be made in June 2005 is expected to consist of a cash payment of approximately $17.8 million and the issuance by the company of approximately 230,000 unregistered ordinary shares.

Our financing activities during the first quarter of fiscal 2006 used $10.6 million of cash, primarily due to decreased borrowings on our bank lines of credit totaling $11.1 million.

Subsequent to the end of the first quarter of fiscal 2006, we used approximately $4.7 million of cash in May 2005 for the payment of dividends on our ordinary shares as declared by our board of directors on April 7, 2005.

Credit Facilities

We have various bank credit facilities established in countries where such facilities are required for our business. At April 30, 2005 these facilities totaled $264.5 million and provided for borrowing capacities from approximately $0.1 million to $50.0 million totaling $165.0 million, and also provided for guarantees, which are a necessary part of our business, totaling $99.5 million. Our borrowings under these facilities totaled $81.2 million at April 30, 2005 and we had approximately $83.8 million of available, unused borrowing capacity under our various bank lines of credit. Certain of these facilities have financial covenants, with which the company was in compliance as of April 30, 2005.

Due to the global nature of our business, we utilize a number of different financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 2.5% to 16.8% at April 30, 2005. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that is extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements. Therefore, no additional liabilities have been recorded for these guarantees in the unlikely event that the guarantor company was to be required to perform as those liabilities would be duplicative. While the majority of our borrowings are due and payable within one year, we believe we should be able to renew such facilities on commercially reasonable terms.

Our largest credit facility as of April 30, 2005 was a senior revolving credit facility agreement with Nedbank in South Africa (Nedbank SA), which provides for an aggregate credit facility of 480.0 million South African rand (equivalent to approximately $78.9 million as of April 30, 2005). Of this facility, approximately $41.1 million is available for overdrafts, $24.7 million is available for guarantees and standby letters of credit, $11.5 million is available for capital leases and $1.6 million is available for foreign exchange contracts. As with our Nedbank UK facility (discussed below) and with other facilities we have had with Nedbank in the past, this facility is available on an ongoing basis until further notice, subject to Nedbank SA’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank SA. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.

As of April 30, 2005, our second largest credit facility was with Nedbank Limited in the United Kingdom (Nedbank UK), totaling 28.3 million British pounds sterling (equivalent to approximately $54.1 million as of April 30, 2005). Of this facility, approximately $47.8 million is primarily used for guarantees and standby letters of credit to secure banking facilities and $6.3 million is primarily used for guaranteeing performance undertakings of our subsidiary companies. The facility is available on an ongoing basis until further notice, subject to Nedbank UK’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank UK. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.

Our third largest credit facility as of April 30, 2005 was a senior revolving syndicated credit facility agreement between certain of our subsidiaries in the United States and LaSalle Bank National Association as agent, and various other lenders, which provides for up to $50.0 million of borrowings based on a formula of eligible accounts receivable primarily for use in our operations in the United States. The credit facility is secured by substantially all of the assets of our U.S. subsidiaries as well as a pledge of the stock of the U.S. subsidiaries. This credit facility matures in August 2007 and contains financial and other covenants and restrictions applicable to our U.S. operations and a change of control provision applicable to changes at the U.S. holding company level. This agreement limits the right of the U.S. operating company to distribute funds to holding companies.

We believe that with our current cash position, various bank credit facilities and operating cash flows, we have sufficient means to meet our working capital and liquidity requirements for the next twelve months as our operations are currently conducted.

Contractual Obligations

There have been no significant changes in our contractual obligations from January 31, 2005 to April 30, 2005.

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

There have been no significant changes in the company’s critical accounting policies during the first quarter of fiscal 2006.

Factors That May Affect Future Results and Other Cautionary Statements

In addition to the other information contained in this quarterly report on Form 10-Q, you should consider carefully the following factors, risks and uncertainties in evaluating our business. Our business and operations are subject to a number of factors, risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect our business, financial condition and future results of operations and should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the Securities and Exchange Commission. We caution readers that any forward-looking statements made by us are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Private Securities Litigation Reform Act and that a number of factors, including but not limited to those discussed below, could caused our actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements.

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

We conduct a majority of our business outside of the United States and we anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. For the fiscal year ended January 31, 2005, approximately 63% of our net revenues were reported in our Europe, Asia Pacific and Africa regions combined and those regions accounted for approximately 68% of our total assets as of January 31, 2005. Our international operations are directly related to and dependent on the volume of international trade and the social, economic and political conditions in various countries. Our international operations and international commerce are influenced by many factors, including:

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

Our reporting currency is the United States dollar. For the fiscal year ended January 31, 2005, we derived a substantial portion of our gross revenue in currencies other than the United States dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the United States dollar could adversely affect our reported earnings in United States dollars. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into United States dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results. We will experience the effects of changes in foreign currency exchange rates on our consolidated net income in the future.

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

Our growth strategy may affect short-term cash flow and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We also may issue our ordinary shares from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of our ordinary shares that we may issue could in turn be significant. In addition, we may also grant registration rights covering those ordinary shares in connection with any such acquisitions and investments. Acquisitions completed by us have included contingent earn-out arrangements which provide for payments which may be made by us in cash which would reduce the amount of cash available to us or could cause us to incur additional indebtedness and by our issuance of additional shares resulting in an increase in the number of our outstanding shares and the dilution of our existing shareholders. Such cash payments or share issuances could be substantial. If we are not able to identify or acquire companies consistent with our growth strategy or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, and our operating results may be adversely affected.

Our growth and profitability may not continue, which may result in a decrease in our stock price.

We experienced significant growth in revenue and operating income over the past several years. There can be no assurance that our growth rate will continue or that we will be able to effectively adapt our management, administrative and operational systems to respond to any future growth. We can provide no assurance that our operating margins will not be adversely affected by future changes in and expansion of our business or by changes in industry, economic or political conditions, including changes in fuel costs. Slower or less profitable growth or losses would adversely affect our results of operations, which may result in a decrease in our stock price.

We may not succeed with our NextLeap strategic operating plan, and as a result our revenue and profitability may not increase.

We recently completed the thirteenth quarter of NextLeap, our five-year strategic operating plan designed to help us transition from being a global freight forwarding operator to a global integrated logistics provider offering our customers a comprehensive range of services across the entire supply chain. Under NextLeap, we are undertaking various efforts to attempt to increase the number of our customers and our revenue, improve our operating margins, and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, improved margins, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. We may not be able to successfully implement NextLeap and no assurance can be given that our efforts will result in increased revenues or improved margins or profitability. If we are not able to increase our revenue or improve our operating margins in the future, our results of operations could be adversely affected.

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

In general, we seek to limit by contract and/or international conventions and laws our liability to our customers for loss or damage to their goods to $20 per kilogram (approximately $9.07 per pound) or 17 SDRs (Special Drawing Rights) for airfreight shipments (depending on the international convention applicable) and $500 per carton or customary unit, or 666.67 SDRs per package/2 SDRs per kilo (whichever is higher) including an ocean container, for ocean freight shipments, again depending on the international convention. For truck/land based risks there are a variety of limits ranging from a nominal amount to full value. However, because a freight forwarder’s relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our customers. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than us, assumes liability for the safe delivery of the customer’s cargo to its ultimate destination, other than in respect of any of our own errors and omissions.

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

Our air transportation activities in the United States are subject to regulation by the Department of Transportation as an indirect air carrier and by the Federal Aviation Administration (FAA). We are also subject to security measures and strict shipper and customer classifications by the Transportation Security Administration (TSA). We anticipate new security requirements regarding the handling of airfreight in the near term. Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation, as necessary. We are accredited in each of our offices by the International Air Transport Association (IATA) or the Cargo Network Services Corporation, a subsidiary of the IATA, as a registered agent. Our indirect air carrier status is also subject to the Indirect Air Carrier Standard Security Program administered by the TSA. We are licensed as a customs broker by the United States Customs and Border Protection agency (CBP) in each United States customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing Customs-Trade Partnership against Terrorism (C-TPAT), we are subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under the Container Security Initiative, or CSI, which is administered by the CBP. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

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

In addition, our Memorandum and Articles of Association permit special meetings of the shareholders to be called only by our board of directors upon request by a majority of our directors or the written request of holders of more than 50 percent of our outstanding voting securities. Provisions of British Virgin Islands law to which we are subject could substantially impede the ability of our shareholders to benefit from a merger, takeover or other business combination involving us, discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, and impede the ability of our shareholders to change our management and board of directors.

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

As of April 30, 2005, there had been no material changes in our exposure to market risks since January 31, 2005 as described in our annual report on Form 10-K for the fiscal year ended January 31, 2005 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies and interest rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the fiscal year ended January 31, 2005.

Item 4. Controls and Procedures

As of April 30, 2005, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report at providing reasonable assurance that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act. No change in the company’s internal control over financial reporting has occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. We are not aware of any material legal proceedings instituted against us during the first quarter of fiscal 2006 or of any material developments in any of the legal proceedings previously disclosed under Part I. Item 3. “Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended January 31, 2005.

In accordance with SFAS No. 5, Accounting for Contingencies, the company has not accrued for a loss contingency relating to the disclosed legal proceedings because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

Item 5. Other Information

Senior Leadership Team Annual Cash Bonus Plan

On May 4, 2005, the company, pursuant to the previously reported UTi Worldwide Inc. Amended and Restated Senior Leadership Team Annual Cash Bonus Plan (the SLT Plan), and in accordance with individual performance objectives determined by the Compensation Committee of the Board of Directors (the Compensation Committee) as contemplated by the SLT Plan, granted discretionary cash bonus awards for the 2005 fiscal year to the following executive officers: Roger I. MacFarlane - $275,000; Matthys J. Wessels — $275,000; Alan C. Draper — $275,000; John Hextall — $175,000; Lawrence R. Samuels — $150,000; Gene Ochi — $140,000; Mike O’Toole — $66,000; and Linda Bennett - $65,000. The individual performance objectives included, but were not limited to: (i) the development, implementation and leading of long-term strategic initiatives, which included, in certain cases, the successful completion of corporate governance initiatives and the continued deployment of NextLeap throughout the company; (ii) the achievement of regional financial targets, including, in some instances, exceeding fiscal year 2005 gross revenue and net revenue budgets and maintaining corporate costs at the budgeted levels; (iii) ensuring operational excellence within and across the company’s core services, including improving productivity; (iv) providing leadership and creating an environment that fosters passion, teamwork and agility within the organization, including the establishment of the fiscal year 2005 sales incentive program and delivery of a management succession plan; (v) building and sustaining long-term customer relationships, including integrating services and customizing solutions for customers; and (vi) leading and supporting enterprise initiatives. Each individual’s performance was evaluated against the approved objectives and the Compensation Committee retained the sole and absolute discretion to determine any bonuses paid pursuant to the SLT Plan.

Item 6. Exhibits

Exhibit	Description
3.1	Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated November 19, 2004)

10.1+	Agreement between UTi Spain, S.L. and the other parties named therein.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be

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

UTi Worldwide Inc.

Date: June 9, 2005	By:	/s/ Roger I. MacFarlane

Roger I. MacFarlane
Chief Executive Officer and Director

Date: June 9, 2005	By:	/s/ Lawrence R. Samuels

Lawrence R. Samuels
Senior Vice President – Finance,
Chief Financial Officer and Secretary
Principal Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated November 19, 2004)

10.1+	Agreement between UTi Spain, S.L. and the other parties named therein.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.