Form 10-Q
period 2005-07-31
UTi WORLDWIDE INC
filed 2005-09-08
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 31, 2005, the number of shares outstanding of the issuer’s ordinary shares was 31,534,272.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended July 31, 2005

- i -

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Income Statements
For the three and six months ended July 31, 2005 and 2004
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 31,		July 31,
	2005	2004	2005	2004
	(Unaudited)
Gross revenue	$686,232	$540,359	$1,316,425	$1,029,987
Freight consolidation costs	447,967	353,856	856,962	673,495

Net revenue	238,265	186,503	459,463	356,492
Staff costs	125,526	95,332	241,297	187,264
Depreciation and amortization	5,619	4,625	11,323	8,525
Amortization of intangible assets	982	249	2,124	430
Other operating expenses	72,490	62,767	144,144	118,058

Operating income	33,648	23,530	60,575	42,215
Interest income	1,405	1,055	2,918	2,015
Interest expense	(2,100)	(929)	(4,336)	(1,716)
Losses on foreign exchange	(536)	(123)	(462)	(23)

Pretax income	32,417	23,533	58,695	42,491
Provision for income taxes	9,355	6,877	16,931	12,422

Income before minority interests	23,062	16,656	41,764	30,069
Minority interests	(719)	(442)	(1,652)	(1,062)

Net income	$22,343	$16,214	$40,112	$29,007

Basic earnings per share	$0.71	$0.53	$1.29	$0.95
Diluted earnings per share	$0.69	$0.51	$1.23	$0.91

Number of weighted average shares used for per share calculations:
Basic shares	31,254,963	30,666,608	31,132,762	30,651,537
Diluted shares	32,591,246	32,097,535	32,561,061	32,040,727
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
As of July 31, 2005 and January 31, 2005
(in thousands, except share amounts)

	July 31,	January 31,
	2005	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$164,770	$178,132
Trade receivables (net of allowance for doubtful receivables of $18,009 and $16,687 as of July 31, 2005 and January 31, 2005, respectively)	477,198	435,223
Deferred income tax assets	13,180	10,027
Other current assets	46,376	44,509

Total current assets	701,524	667,891

Property, plant and equipment, net	72,646	71,190
Goodwill	290,290	251,093
Other intangible assets, net	40,652	42,682
Investments	1,683	587
Deferred income tax assets	1,653	1,104
Other non-current assets	10,547	10,120

Total assets	$1,118,995	$1,044,667

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$87,553	$92,340
Short-term borrowings	3,716	3,165
Current portion of capital lease obligations	4,346	3,465
Trade payables and other accrued liabilities	420,005	413,003
Income taxes payable	26,241	18,533
Deferred income tax liabilities	5,721	678

Total current liabilities	547,582	531,184

Long-term borrowings	18,115	5,105
Capital lease obligations	11,472	9,820
Deferred income tax liabilities	14,681	19,607
Retirement fund obligations	1,286	1,332
Other long-term liabilities	2,103	136
Minority interests	4,341	3,293

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 31,534,272 and 30,976,603 shares issued and outstanding as of July 31, 2005 and January 31, 2005, respectively	359,803	329,098
Deferred compensation related to restricted share units	(8,324)	(3,193)
Retained earnings	205,261	169,821
Accumulated other comprehensive loss	(37,325)	(21,536)

Total shareholders’ equity	519,415	474,190

Total liabilities and shareholders’ equity	$1,118,995	$1,044,667

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
For the six months ended July 31, 2005 and 2004
(in thousands)

	Six months ended
	July 31,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$40,112	$29,007
Adjustments to reconcile net income to net cash used in operations:
Stock compensation costs	2,073	92
Depreciation and amortization	11,323	8,525
Amortization of intangible assets	2,124	430
Deferred income taxes	(3,419)	(832)
Tax benefit relating to exercise of stock options	2,333	203
Gain on disposal of property, plant and equipment	(95)	(206)
Other	1,617	1,062
Changes in operating assets and liabilities:
Increase in trade receivables and other current assets	(58,894)	(93,477)
Increase in trade payables and other current liabilities	38,652	79,473

Net cash provided by operating activities	35,826	24,277

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,020)	(9,537)
Proceeds from disposal of property, plant and equipment	316	1,586
Increase in other non-current assets	(768)	(314)
Acquisitions and contingent earn-out payments	(36,006)	(30,206)
Other	(754)	(901)

Net cash used in investing activities	(46,232)	(39,372)

FINANCING ACTIVITIES:
(Decrease)/increase in bank lines of credit	(4,787)	7,315
Decrease in short-term borrowings	(417)	(1,057)
Long-term borrowings – advanced	13,715	1,521
Long-term borrowings – repaid	(310)	(77)
Repayments of capital lease obligations	(2,324)	(1,798)
Decrease in minority interests	(474)	(404)
Net proceeds from the issuance of ordinary shares	6,151	1,906
Dividends paid	(4,672)	(3,563)

Net cash provided by financing activities	6,882	3,843

Net decrease in cash and cash equivalents	(3,524)	(11,252)
Cash and cash equivalents at beginning of period	178,132	156,687
Effect of foreign exchange rate changes on cash	(9,838)	5,009

Cash and cash equivalents at end of period	$164,770	$150,444

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
For the three and six months ended July 31, 2005 and 2004 (Unaudited)
NOTE 1. Presentation of Financial Statements
The accompanying unaudited condensed consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006 or any other future periods.
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
Acquisitions
Effective June 1, 2005, the Company acquired 100% of the issued and outstanding shares of Perfect Logistics Co., Ltd. (Perfect Logistics), which is a third-party contract logistics provider and customs broker headquartered in Taiwan. The initial purchase price was approximately $13,623 in cash. In addition to the initial payment, the terms of the acquisition agreement provide for four additional payments of up to a maximum of approximately $5,600 in total, based on the future performance of Perfect Logistics over the each of the four twelve-month periods ending May 31, 2009. The final purchase price allocation has not yet been determined. Effective July 1, 2005, the Company acquired the business and net assets of Maertens International N.V., a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1,063 in cash.
Also, effective May 1, 2005, the Company acquired the assets and ongoing business of a small freight forwarder in New Zealand for a purchase price of approximately $522 in cash and it acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., a South African company, of which it had already owned 50%, and UTi Egypt Limited, of which it had already owned 55%. Effective May 31, 2005, the Company acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., its Israeli subsidiary.
During the three months ended July 31, 2005, the Company issued its fourth earn-out payment to the sellers of Grupo SLi and Union, SLi (SLi), which was acquired in January 2002. The earn-out payment consisted of a cash payment of $15,138 and the issuance of 208,967 ordinary shares, which increased the Company’s goodwill balance by a total of $30,155 related to the SLi acquisition.
Pro Forma Information – Share-Based Compensation
As of July 31, 2005, the Company had the following share-based compensation plans: Union-Transport Share Incentive Plan; 2000 Stock Option Plan; 2004 Long Term Incentive Plan; 2004 Non-Employee Directors Share Incentive Plan; Non-Employee Directors Stock Option Plan; and the 2000 Employee Share Purchase Plan.
The Company applies the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations (APB No. 25) to account for all share-based compensation plans. Compensation cost is recorded in net income only for restricted stock units and stock options that have an exercise price below the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, the following table shows the estimated effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock options and restricted stock units.

	Three months ended		Six months ended
	July 31,		July 31,
	2005	2004	2005	2004
Net income as reported	$22,343	$16,214	$40,112	$29,007
Add: Total stock-based compensation expense included in reported net income, net of income taxes	869	32	1,997	65
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(2,672)	(862)	(5,098)	(1,999)

Pro forma net income	$20,540	$15,384	$37,011	$27,073

Earnings per share, as reported:
Basic earnings per share	$0.71	$0.53	$1.29	$0.95
Diluted earnings per share	0.69	0.51	1.23	0.91

Earnings per share, pro forma:
Basic earnings per share	$0.66	$0.50	$1.19	$0.88
Diluted earnings per share	0.63	0.48	1.14	0.84
NOTE 2. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP No. 109-2) which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004 and it created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company does not have any controlled foreign corporations to which the repatriation provisions of the Jobs Act would apply. Consequently, the Company expects that the adoption of FSP No. 109-2 will not have a material impact on its consolidated financial position or results of operations.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle. This statement applies to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, which, for the Company, is its fiscal year beginning February 1, 2006. The Company is evaluating the requirements of SFAS No. 154 to determine the impact on its consolidated financial position and results of operations.
NOTE 3. Earnings per Share

	Three months ended		Six months ended
	July 31,		July 31,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$22,343	$16,214	$40,112	$29,007
Weighted average number of ordinary shares	31,254,963	30,666,608	31,132,762	30,651,537

Basic earnings per share	$0.71	$0.53	$1.29	$0.95

Diluted earnings per share:
Net income	$22,343	$16,214	$40,112	$29,007
Weighted average number of ordinary shares	31,254,963	30,666,608	31,132,762	30,651,537
Incremental shares required for diluted earnings per share related to stock options	1,336,283	1,430,927	1,428,299	1,389,190

Diluted weighted average number of shares	32,591,246	32,097,535	32,561,061	32,040,727

Diluted earnings per share	$0.69	$0.51	$1.23	$0.91

Cash dividends declared per share	$—	$—	$0.15	$0.115

This calculation excludes the 14,730 and 98,338 ordinary shares held in the incentive trusts for the Union-Transport Share Incentive Plan and for the Executive Share Plan as of July 31, 2005 and 2004, respectively. In May 2005, 10,244 ordinary shares held in the incentive trusts were returned to the Company, without any cost to the Company, and cancelled in connection with the Long-Term Incentive Plan as approved by the Company’s shareholders in February 2004. The above number of shares also excludes any contingently issuable ordinary shares where the options’ exercise prices were greater than the average market price of the ordinary shares.

NOTE 4. Other Comprehensive Income

	Three months ended		Six months ended
	July 31,		July 31,
	2005	2004	2005	2004
Net income	$22,343	$16,214	$40,112	$29,007
Other comprehensive income/(loss), net of tax:
Foreign exchange translation adjustments	(12,168)	6,592	(15,789)	2,621

Comprehensive income	$10,175	$22,806	$24,323	$31,628

NOTE 5. Segment Information
The Company operates, and is managed, in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa, which offer similar products and services. For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services including contract logistics services, are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula.
Certain unaudited information regarding the Company’s operations by segment is summarized as follows:

	Three months ended July 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$179,212	$171,172	$207,406	$128,442	$—	$686,232

Net revenue	$52,280	$92,056	$34,076	$59,853	$—	$238,265
Staff costs	27,655	55,472	14,138	25,487	2,774	125,526
Depreciation and amortization	1,411	1,126	772	1,867	443	5,619
Amortization of intangible assets	—	735	78	169	—	982
Other operating expenses	14,308	25,712	8,152	21,685	2,633	72,490

Operating income/(loss)	$8,906	$9,011	$10,936	$10,645	$(5,850)	33,648

Interest income						1,405
Interest expense						(2,100)
Gains on foreign exchange						(536)

Pretax income						32,417
Provision for income taxes						9,355

Income before minority interests.						$23,062

Capital expenditures	$2,210	$1,887	$748	$3,776	$—	$8,621

Segment assets at quarter-end	$234,991	$328,644	$243,357	$303,626	$8,377	$1,118,995

	Three months ended July 31, 2004
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$150,391	$134,100	$154,558	$101,310	$—	$540,359

Net revenue	$44,816	$67,972	$25,825	$47,890	$—	$186,503
Staff costs	22,739	39,227	10,558	20,940	1,868	95,332
Depreciation and amortization	1,258	871	585	1,398	513	4,625
Amortization of intangible assets	—	135	—	114	—	249
Other operating expenses	13,299	22,356	6,407	18,510	2,195	62,767

Operating income/(loss)	$7,520	$5,383	$8,275	$6,928	$(4,576)	23,530

Interest income						1,055
Interest expense						(929)
Losses foreign exchange						(123)

Pretax income						23,533
Provision for income taxes						6,877

Income before minority interests						$16,656

Capital expenditures	$1,858	$1,410	$1,111	$2,972	$—	$7,351

Segment assets at quarter-end	$193,695	$195,730	$171,437	$262,132	$31,892	$854,886

	Six months ended July 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$341,195	$327,950	$389,120	$258,160	$—	$1,316,425

Net revenue	$101,908	$172,480	$62,803	$122,272	$—	$459,463
Staff costs	54,816	102,003	26,599	52,854	5,025	241,297
Depreciation and amortization	2,826	2,242	1,465	3,852	938	11,323
Amortization of intangible assets	—	1,691	78	355	—	2,124
Other operating expenses	27,770	50,411	15,413	45,736	4,814	144,144

Operating income/(loss)	$16,496	$16,133	$19,248	$19,475	$(10,777)	60,575

Interest income						2,918
Interest expense						(4,336)
Gains on foreign exchange						(462)

Pretax income						58,695
Provision for income taxes						16,931

Income before minority interests						$41,764

Capital expenditures	$4,251	$3,323	$1,549	$5,741	$—	$14,864

Segment assets at quarter-end	$234,991	$328,644	$243,357	$303,626	$8,377	$1,118,995

	Six months ended July 31, 2004
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$285,085	$261,771	$299,286	$183,845	$—	$1,029,987

Net revenue	$84,513	$136,675	$49,342	$85,962	$—	$356,492
Staff costs	44,583	80,619	20,704	37,798	3,560	187,264
Depreciation and amortization	2,428	1,677	1,175	2,371	874	8,525
Amortization of intangible assets	—	283	—	147	—	430
Other operating expenses	24,010	43,852	12,633	33,550	4,013	118,058

Operating income/(loss)	$13,492	$10,244	$14,830	$12,096	$(8,447)	42,215

Interest income						2,015
Interest expense						(1,716)
Losses on foreign exchange						(23)

Pretax income						42,491
Provision for income taxes						12,422

Income before minority interests						$30,069

Capital expenditures	$3,760	$2,342	$1,690	$4,504	$9	$12,305

Segment assets at quarter-end	$193,695	$195,730	$171,437	$262,132	$31,892	$854,886

     The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended		Six months ended
	July 31,		July 31,
	2005	2004	2005	2004
Gross revenues:
Airfreight forwarding	$300,786	$243,443	$579,066	$471,434
Ocean freight forwarding	201,988	159,702	388,623	296,775
Customs brokerage	20,136	18,273	40,444	36,854
Contract logistics	110,172	76,832	204,758	146,160
Other	53,150	42,109	103,534	78,764

	$686,232	$540,359	$1,316,425	$1,029,987

Net revenues:
Airfreight forwarding	$71,946	$61,090	$142,475	$117,853
Ocean freight forwarding	29,288	24,977	54,872	46,208
Customs brokerage	19,439	17,824	39,002	35,737
Contract logistics	92,842	60,664	171,622	117,005
Other	24,750	21,948	51,492	39,689

	$238,265	$186,503	$459,463	$356,492

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the six months ended July 31, 2005 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of February 1, 2005	$38,082	$88,210	$69,899	$54,902	$251,093
Acquisitions and contingent earn-out payments	9,713	5,749	25,558	4,591	45,611
Foreign currency translation and other adjustments	(1,389)	(1,001)	(2,550)	(1,474)	(6,414)

Balance as of July 31, 2005	$46,406	$92,958	$92,907	$58,019	$290,290

The amortizable intangible assets as of July 31, 2005 and January 31, 2005 relate to the estimated fair value of the customer contracts and customer relationships acquired and non-compete agreements in respect of certain acquisitions. The carrying values of amortizable intangible assets as of July 31, 2005 and January 31, 2005 are as follows:

		Accumulated	Net
	Gross carry value	amortization	carry value
As of July 31, 2005:
Customer contracts and relationships	$37,603	$(3,985)	$33,618
Non-compete agreements	1,819	(877)	942

Total	$39,422	$(4,862)	$34,560

As of January 31, 2005:
Customer contracts and relationships	$37,011	$(2,421)	$34,590
Non-compete agreements	2,162	(420)	1,742

Total	$39,173	(2,841)	36,332

Amortization expense totaled $982 and $2,124 for the three and six months ended July 31, 2005, respectively, and $249 and $430 for the three and six months ended July 31, 2004, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31.

2006	$4,553
2007	4,466
2008	3,960
2009	3,910
2010	3,602
In addition to the amortizable intangible assets, the Company also had $6,092 and $6,350 of intangible assets not subject to amortization as of July 31, 2005 and January 31, 2005, respectively, related to trademarks acquired with International Healthcare Distributors (Pty.) Limited and Unigistix Inc.

NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Six months ended
	July 31,
	2005	2004
Net cash (received)/paid for:
Interest	$1,301	$(392)
Income taxes	8,800	3,662
Non-cash activities:
Capital lease obligations incurred to acquire assets	5,844	2,768
Value of shares issued as acquisition earn-out payment	15,017	—
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
NOTE 8. Contingencies
From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. To date, none of these types of litigation has had a material effect on the Company and, as of July 31, 2005, the Company is not a party to any material litigation except as described below.
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is attempting to claim that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this, and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the Income Tax Act governing this situation and has no liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $14,677 based on exchange rates as of July 31, 2005.
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
The Company is involved in litigation in Italy (in cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with Enrico Furgada, the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against it. One such claim in particular was filed on February 27, 2004 in the Court of Milan, Italy, by Locafit, in the amount of $4,302, based on exchange rates as of July 31, 2005. The total of all such actual and potential claims is approximately $15,838, based on exchange rates as of July 31, 2005.

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
The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended		Six months ended
	July 31,		July 31,
	2005	2004	2005	2004
Service cost component	$284	$304	$568	$608
Plan participants’ contributions	153	95	306	190
Interest cost component	618	542	1,236	1,084
Expected return on assets	(582)	(706)	(1,165)	(1,412)
Amortization of unrecognized net loss	56	81	111	162

Net periodic pension expense	$529	$316	$1,056	$632

For the six months ended July 31, 2005, $500 of contributions have been made by the Company to its pension plans.

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
Our recent growth in gross revenue and net revenue for the three- and six-month periods ended July 31, 2005 (which we refer to as the second quarter of fiscal 2006 and the first half of fiscal 2006, respectively) compared to the three- and six-month periods ended July 31, 2004 (which we refer to as the second quarter of fiscal 2005 and the first half of fiscal 2005, respectively) resulted primarily from the growth of our existing operations along with favorable exchange rates as compared to the U.S. dollar and growth which we attribute to our acquisitions.
A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we staff our operations based on uncertain future demand.
In February 2002, we initiated a five-year strategic operating plan which we named NextLeap. NextLeap is our plan to move UTi from being a global freight forwarding operator to a company that can offer our customers a comprehensive and integrated range of services across the entire supply chain. NextLeap is a process of expanding and integrating our relationship with our customers and increasing the range of services we offer and provide for our customers, and thus cannot be measured in terms of “percentage implemented.” Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. As of July 31, 2005, we have completed fourteen of the twenty quarters covered by NextLeap. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, improve margins, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. We may not be able to successfully implement NextLeap and no assurances can be given that our efforts will result in increased revenues or improved margins or improved profitability. If we are not able to increase our revenues and improve our operating margins in the future under NextLeap, our results of operations could be adversely affected.
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

Acquisitions
Acquisitions affect the comparison of our results between periods prior to when acquisitions are made and to the comparable periods in subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of the first quarter of our fiscal year will only affect a comparison with the prior year’s results and will not affect a comparison to the following year’s results). The results of acquired businesses are included in our consolidated financial statements from the dates of their respective acquisitions. We consider the operating results of an acquired company during the first twelve months following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be “organic growth.”
Acquisitions that we made in the first half of fiscal 2006, as well as in June 2004 and October 2004, affect the comparison of our operating results between the first half of fiscal 2005 and the first half of fiscal 2006.
Effective June 1, 2005, we acquired 100% of the issued and outstanding shares of Perfect Logistics Co., Ltd. (Perfect Logistics), which is a third-party contract logistics provider and customs broker headquartered in Taiwan. The initial purchase price was approximately $13.6 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for four additional payments of up to a maximum of approximately $5.6 million in total, based on the future performance of Perfect Logistics over the each of the four twelve-month periods ending May 31, 2009. Effective July 1, 2005, we acquired the business and net assets of Maertens International N.V., a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1.1 million in cash.
Also, effective May 1, 2005, we acquired the assets and ongoing business of a small freight forwarder in New Zealand for a purchase price of approximately $0.5 million in cash and we acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., a South African company, of which we had already owned 50%, and UTi Egypt Limited, of which we had already owned 55%. Effective May 31, 2005, we acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., our Israeli subsidiary.
Acquisitions made in fiscal 2005 included International Healthcare Distributors (Pty.) Limited (IHD) (which we acquired effective June 1, 2004) and Unigistix Inc. (Unigistix) (which we acquired effective October 12, 2004) along with the remaining 27% and 40% minority shareholder interests in UTi (Taiwan) Limited and UTi Tasimacilik Limited, our Turkish subsidiary, respectively, which were purchased effective June 1, 2004 and October 28, 2004, respectively.
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
Effective October 12, 2004, we acquired 100% of the issued and outstanding shares of Unigistix, a Canadian corporation which serves customers in the telecommunications, apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions. The initial purchase price was approximately $76.6 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for two additional payments of up to approximately 6.0 million Canadian dollars (equivalent to approximately $4.9 million as of July 31, 2005) contingent upon the anticipated future growth of Unigistix over each of the two twelve-month periods in the period ending October 31, 2006.

Reorganization of South African Operations
Comparability between our second quarter and first half of fiscal 2006 and the corresponding periods in fiscal 2005 is also affected by our reorganization of our South African operations whereupon, on December 6, 2004, we executed the documentation for a previously reported transaction designed to qualify our South African operations as black empowered under recently enacted legislation in South Africa. The transaction did not impact our IHD operations. Pursuant to this transaction, our subsidiary Pyramid Freight (Proprietary) Limited (which we refer to as Pyramid Freight) sold most of its South African operations to a newly-formed corporation called UTi South Africa (Proprietary) Limited (which we refer to as UTiSA). UTiSA also assumed liabilities associated with the transferred businesses.
The businesses were transferred to UTiSA in exchange for an interest-bearing obligation pursuant to which UTiSA owes Pyramid Freight the principal sum of 680.0 million South African rands ($103.5 million using July 31, 2005 exchange rates). Under the terms of this loan, the outstanding balance bears interest at an effective annual rate of 14.5%. Three months prior to the fifth anniversary of the loan, the parties are to meet to negotiate the terms of repayment of the outstanding principal on the loan. If the parties are unable to agree on the terms of repayment, the outstanding principal and any remaining accrued and unpaid interest thereon are repayable in full on demand by Pyramid Freight. UTiSA has the right to prepay the loan without penalty.
UTiSA was formed for the purpose of this transaction and approximately 75% of its outstanding share capital is held by Pyramid Freight with the remaining approximately 25% held by the UTi Empowerment Trust, a trust registered in South Africa (which we refer to as the Empowerment Trust). The Empowerment Trust was established to provide broad-based educational benefits to UTi’s staff in South Africa and their dependents. The transaction allows the Empowerment Trust to, in substance, share in approximately 25% of the future growth of UTi’s current South Africa operations (excluding IHD) above the prior year’s performance levels.
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
Forward-Looking Statements
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, but are not limited to, the company’s current business plan, strategy, strategic operating plan, discussion of its growth strategies and NextLeap, its global network and capabilities in contract logistics. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements, including increased competition, the effects of increasing fuel prices, integration risks associated with acquisitions, the effects of changes in foreign exchange rates, uncertainties and risks associated with the company’s operations in South Africa, general economic, political and market conditions, including those in Africa, Asia and Europe; risks of international operations; the success and effects of new strategies, disruptions caused by epidemics, conflicts, wars and terrorism, and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission. The company’s actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results of operations for the second quarter and first half of fiscal 2006 compared to the second quarter and first half of fiscal 2005. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31 2005, which are included in our annual report on Form 10-K for the year ended January 31, 2005, on file with the Securities and Exchange Commission. Our condensed consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
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
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services including contract logistics services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the three and six months ended July 31, 2005 and 2004, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended July 31,
	2005			2004
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$179,212	$52,280	$8,906	$150,391	$44,816	$7,520
Americas	171,172	92,056	9,011	134,100	67,972	5,383
Asia Pacific	207,406	34,076	10,936	154,558	25,825	8,275
Africa	128,442	59,853	10,645	101,310	47,890	6,928
Corporate	—	—	(5,850)	—	—	(4,576)

Total	$686,232	$238,265	$33,648	$540,359	$186,503	$23,530

	Change to three months ended July 31, 2005
	from three months ended July 31, 2004
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$28,821	$7,464	$1,386	19%	17%	18%
Americas	37,072	24,084	3,628	28	35	67
Asia Pacific	52,848	8,251	2,661	34	32	32
Africa	27,132	11,963	3,717	27	25	54
Corporate	—	—	(1,274)	—	—	(28)

Total	$145,873	$51,762	$10,118	27%	28%	43%

	Six months ended July 31,
	2005			2004
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$341,195	$101,908	$16,496	$285,085	$84,513	$13,492
Americas	327,950	172,480	16,133	261,771	136,675	10,244
Asia Pacific	389,120	62,803	19,248	299,286	49,342	14,830
Africa	258,160	122,272	19,475	183,845	85,962	12,096
Corporate	—	—	(10,777)	—	—	(8,447)

Total	$1,316,425	$459,463	$60,575	$1,029,987	$356,492	$42,215

	Change to six months ended July 31, 2005
	from six months ended July 31, 2004
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$56,110	$17,395	$3,004	20%	21%	22%
Americas	66,179	35,805	5,889	25	26	57
Asia Pacific	89,834	13,461	4,418	30	27	30
Africa	74,315	36,310	7,379	40	42	61
Corporate	—	—	(2,330)	—	—	(28)

Total	$286,438	$102,971	$18,360	28%	29%	43%

All of our regions reported improvements in gross and net revenues as well as in operating income for both the second quarter and first half of fiscal 2006 when compared to the corresponding prior year periods.
Our Europe region showed improvements in gross and net revenues for both the second quarter and first half of fiscal 2006 versus the comparable prior year periods primarily due to organic growth in airfreight forwarding driven primarily by higher shipment volumes out of Spain during the second quarter and first half of fiscal 2006 compared to the corresponding prior year periods and to increases in our contract logistics gross and net revenues during the second quarter and first half of fiscal 2006 compared to the second quarter and first half of fiscal 2005. To a lesser degree, the impact of favorable exchange rates as compared to the U.S. dollar in the second quarter and first half of fiscal 2006 when compared to the corresponding prior-year periods also contributed to increased gross and net revenues reported during the second quarter and first half of fiscal 2006. The improvement in operating income in the Europe region in the second quarter and first half of fiscal 2006 as compared to the corresponding prior year periods was in line with our growth in net revenues as we strive to keep the increases in our operating costs at a lower rate of growth than our growth in net revenues.

The increase in gross and net revenues in the Americas region for the second quarter and first half of fiscal 2006 as compared to the second quarter and first half of fiscal 2005 was due primarily to higher gross and net revenues from our contract logistics services, resulting from both an increase in business due to organic growth and to the impact of our Unigistix acquisition. We expect this trend to continue in the third quarter of fiscal 2006, based on Unigistix’s acquisition date of October 12, 2004. During the second quarter and first half of fiscal 2006, our Americas’ gross and net revenues also benefited from increased ocean freight forwarding gross and net revenues when compared to the corresponding prior year periods. These increases in ocean freight forwarding gross and net revenues were primarily driven by increased volumes in the region for the current year periods when compared to the prior year periods as we have intentionally been seeking to grow our ocean freight forwarding business. Out of all our regions, our percentage of growth in operating income was the highest in the Americas’ region for the quarter and the second highest for the first half of fiscal 2006 as we were successful in holding the increases in operating costs to a lower rate of growth than our growth in net revenues.
Gross and net revenues in our Asia Pacific region increased during the second quarter and first half of fiscal 2006 when compared to the second quarter and first half of fiscal 2005 primarily due to organic growth, resulting from higher overall export shipment volumes especially out of China and Hong Kong. At the operating income line, Asia Pacific continued to be our region with the highest operating profit margin, calculated by dividing operating income for the region by net revenues for the region, reporting 32.1% for the second quarter of fiscal 2006 and 30.6% for the first half of fiscal 2006. The higher operating profit margin in this region resulted primarily from having a lower cost structure than our other regions.
The increases in gross and net revenues during the second quarter and first half of fiscal 2006 when compared to the corresponding periods of fiscal 2005 for our Africa region resulted primarily from organic growth as Africa’s export shipment volumes increased more over the prior year periods than any of our other region’s volumes. Secondarily, the contributions from acquisitions added to our gross and net revenues in the second quarter and first half of fiscal 2006 when compared to corresponding periods of fiscal 2005. In the second quarter of fiscal 2006, these increases were partially offset by unfavorable exchange rates related primarily to the South African rand as compared to the U.S. dollar, whereas for the first half of fiscal 2006, the total impact from the average exchange rates was favorable when compared to the prior year. With our focus on controlling costs, our Africa region delivered, in absolute terms, the second highest level of operating income for the second quarter of fiscal 2006 and the highest level for the first half of fiscal 2006 of all our regions.
Because of the integrated nature of our business, with global customers being served by more than one of our geographic regions and with at least two regions often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by geographic regions.
By service line, our total increase of $145.9 million, or 27%, in gross revenue in the second quarter of fiscal 2006 over the second quarter of fiscal 2005 was due to increases in airfreight forwarding of $57.4 million, ocean freight forwarding of $42.3 million, contract logistics of $33.3 million, other revenue of $11.0 million and customs brokerage of $1.9 million. For the first half of fiscal 2006, our total increase in gross revenue of $286.4 million, or 28%, compared to the corresponding prior year period was due to increases in airfreight forwarding of $107.6 million, ocean freight forwarding of $91.8 million, contract logistics of $58.6 million, other revenue of $24.8 million and customs brokerage of $3.6 million.
Of the 27% and 28% increases in gross revenue for the second quarter of fiscal 2006 and the first half of fiscal 2006 versus the comparable prior year periods, respectively, we estimate that over 20% was due to organic growth, while less than 4% was due to each of the impact of favorable exchange rates as compared to the U.S. dollar and the impact of acquisitions.
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
The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended		Six months ended
	July 31,		July 31,
	2005	2004	2005	2004
Net revenues:
Airfreight forwarding	30%	33%	31%	33%
Ocean freight forwarding	12	13	12	13
Customs brokerage	8	10	9	10
Contract logistics	39	32	37	33
Other	11	12	11	11

Total net revenues	100	100	100	100

Staff costs	53	51	53	53
Depreciation and amortization	2	2	2	2
Amortization of intangible assets	*	*	*	*
Other operating expenses	30	34	31	33

Operating income	14	13	13	12
Interest income	1	1	1	1
Interest expense	(1)	*	(1)	*
Losses on foreign exchange	*	*	*	*

Pretax income	14	13	13	12
Provision for income taxes	(4)	(4)	(4)	(3)
Minority interests	*	*	*	*

Net income	9%	9%	9%	8%

*	Less than one percent.
Three months ended July 31, 2005 compared to three months ended July 31, 2004
Net revenue increased $51.8 million, or 28%, to $238.3 million for the second quarter of fiscal 2006 compared to $186.5 million for the second quarter of fiscal 2005. Overall, our net revenue benefited from organic growth from all our regions of approximately $38.1 million and from the impact of acquisitions made during the last two quarters of fiscal 2005. On a constant currency basis when we translate our second quarter of fiscal 2006 results using currency exchange rates in effect for the second quarter of fiscal 2005, we estimate that acquisitions accounted for approximately $12.0 million of the net revenue increase for the second quarter of fiscal 2006 versus the prior fiscal year.
Airfreight forwarding net revenue increased $10.8 million, or 18%, to $71.9 million for the second quarter of fiscal 2006 compared to $61.1 million for the second quarter of fiscal 2005. This increase primarily resulted from organic growth in all regions primarily due to increased volumes in the second quarter of fiscal 2006 when compared to the second quarter of fiscal 2005.
Ocean freight forwarding net revenue increased $4.3 million, or 17%, to $29.3 million for the second quarter of fiscal 2006 compared to $25.0 million for the second quarter of fiscal 2005. This increase was due primarily to increased volumes in the second quarter of fiscal 2006 versus the second quarter of fiscal 2005, which was partially offset by a 110 basis point drop in yield, calculated by dividing net ocean freight forwarding revenue by gross ocean freight forwarding revenue. The yield decline was primarily a result of pressures on pricing as we have focused on growing the revenues from this service and an increase in fuel surcharges which are typically passed through at our cost to the customer.
Customs brokerage net revenue increased $1.6 million, or 9%, to $19.4 million for the second quarter of fiscal 2006 compared to $17.8 million for the second quarter of fiscal 2005. Customs brokerage net revenue increased primarily as a result of organic growth in our Europe and Africa regions resulting from a higher number of customs clearances processed.
Contract logistics net revenue increased $32.1 million, or 53%, to $92.8 million for the second quarter of fiscal 2006 compared to $60.7 million for the comparable prior year period. This increase resulted primarily from organic growth, driven by new business, and the impact of our acquisitions, including Perfect Logistics in the current year and IHD and Unigistix which were acquired in the prior year. We estimate that less than 40% of the increase in contract logistics for the second quarter of fiscal 2006 versus the comparable prior year period was due to the contributions of our acquisitions.
Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $2.8 million, or 13%, to $24.7 million for the second quarter of fiscal 2006 compared to $21.9 million for the second quarter of fiscal 2005. This increase was due primarily to organic growth in the Africa region and, to a lesser extent the Americas regions, during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005.
Staff costs increased $30.2 million, or 32%, to $125.5 million for the second quarter of fiscal 2006 from $95.3 million for the prior year. Staff costs were higher in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 primarily because of increased resources to accommodate the increase in business activity and the addition of personnel in connection with our acquisitions made during this quarter as well as IHD and Unigistix, which we estimated were responsible for approximately 13% of the total increase. These increases were slightly offset by a net decrease in reported staff costs due to currency fluctuations for the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005, primarily as the South African rand fluctuated in comparison to the U.S. dollar. Total staff costs expressed as a percentage of net revenues increased to 53% in the second quarter of fiscal 2006 from 51% in the second quarter of fiscal 2005. This increase when expressed as a percentage of net revenues was primarily related to our higher levels of contract logistics services in the second quarter of fiscal 2006, which typically require higher staffing levels than our other services.
Depreciation and amortization expense increased by $1.0 million, or 21%, to $5.6 million for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 primarily due to capital spending during the first half of fiscal 2006 as well as the last half of fiscal 2005, along with the impact of our acquisitions.
Other operating expenses increased by $9.7 million, or 15%, to $72.5 million in the second quarter of fiscal 2006 compared to $62.8 million for the second quarter of fiscal 2005. Generally these expenses increased because of the increased costs associated with the higher volumes and organic growth experienced by the company. Secondarily, the increase was caused by the additional operating costs incurred by our acquisitions from their effective dates, including IHD and Unigistix. Included in other operating expenses for the second quarter of fiscal 2006 are facilities and communications costs of $26.8 million compared to $20.2 million of such costs for the prior fiscal year. Facilities and communications costs increased primarily as a result of the fact that we had more locations during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005, including locations acquired during this quarter and with IHD and Unigistix. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the second quarter of fiscal 2006, selling, general and administrative costs were $45.7 million compared to $42.6 million for the comparable prior year period. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity, and, to a lesser degree, the impact of our acquisitions, including IHD and Unigistix. When expressed as a percentage of net revenue, other operating expenses decreased slightly to 30% for the second quarter of fiscal 2006 from 34% for the second quarter of fiscal 2005.

Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Our interest income and interest expense both increased in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 by $0.4 million, or 33%, and $1.1 million, or 126%, respectively. Our interest expense increased primarily due to lower cash balances resulting from cash being used for our acquisitions, including IHD and Unigistix as well as the earn-out payment made for Grupo SLi and Union, SLi, which we collectively refer to as SLi, in the second quarter of fiscal 2006 and to an increase in our capital lease obligations in the second quarter of fiscal 2006 versus the second quarter of fiscal 2005.
The effective income tax rate of 29% in the second quarter of fiscal 2006 was consistent with the effective income tax rate in the prior year comparable period.
Net income increased by $6.1 million, or 38%, to $22.3 million in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 for the reasons listed above.
Six months ended July 31, 2005 compared to six months ended July 31, 2004
Net revenue increased $103.0 million, or 29%, to $459.5 million for the first half of fiscal 2006 compared to $356.5 million for the first half of fiscal 2005. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling $63.2 million, the contributions from our acquisitions made during the current year as well as IHD and Unigistix and the impact of favorable exchange rates as compared to the U.S. dollar during the first half of fiscal 2006 when compared to the first half of fiscal 2005. On a constant currency basis when we translate our first half of fiscal 2006 results using currency exchange rates in effect for the first half of fiscal 2005, we estimate that acquisitions and favorable exchange rates accounted for approximately $27.3 million and $12.5 million, respectively, of the net revenue increase for the first half of fiscal 2006 versus the first half of fiscal 2005.
Airfreight forwarding net revenue increased $24.6 million, or 21%, to $142.5 million for the first half of fiscal 2006 compared to $117.9 million for the first half of fiscal 2005. This increase primarily resulted from organic growth in all of our regions and from the impact of favorable exchange rates as compared to the U.S. dollar in the first half of fiscal 2006 when compared to the first half of fiscal 2005, which accounted for approximately $4.0 million of the increase. Our organic growth resulted from higher airfreight shipment volumes in all of our regions, particularly in our Europe and Asia Pacific regions.
Ocean freight forwarding net revenue increased $8.7 million, or 19%, to $54.9 million for the first half of fiscal 2006 compared to $46.2 million for the corresponding year period. This increase was due primarily to increased ocean freight shipment volumes which was evident in all of our regions, but particularly noticeable in the Africa and Europe regions. The increase in ocean freight forwarding net revenue due to higher shipment volumes was partially offset by a 150 basis point drop in yield. The yield decline was primarily a result of pressures on pricing as we have focused on growing the revenues from this service and an increase in fuel surcharges which are typically passed through at our cost to the customer.
Customs brokerage net revenue increased $3.3 million, or 9%, to $39.0 million for the first half of fiscal 2006 compared to $35.7 million for the comparable prior year period. Customs brokerage net revenue increased primarily as a result of organic growth in our Europe and Africa regions resulting from a higher number of customs clearances processed.
Contract logistics net revenue increased $54.6 million, or 47%, to $171.6 million for the first half of fiscal 2006 compared to $117.0 million for the first half of fiscal year 2005. This increase resulted primarily from the impact of our acquisitions, including Perfect Logistics in the current year and IHD and Unigistix which were acquired in the prior year, and organic growth, which was driven primarily by new business.
Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $11.8 million, or 30%, to $51.5 million for the first half of fiscal 2006 compared to $39.7 million for the first half of fiscal 2005. This increase was primarily due to organic growth across all regions, but especially in our Africa and Americas regions.
Staff costs increased $54.0 million, or 29%, to $241.3 million for the first half of fiscal 2006 from $187.3 million for the comparable prior year period, primarily as a result of the addition of personnel in connection with increased levels of business, as well as our acquisitions and the impact of exchange rates as compared to the generally weakening U.S. dollar during the first half of fiscal 2006 as compared to the first half of fiscal 2005. Total staff costs remained constant at 53% when expressed as a percentage of net revenues between the first half of fiscal year 2006 and the first half of fiscal year 2005.
Depreciation and amortization expense increased by $2.8 million, or 33%, to $11.3 million for the first half of fiscal 2006 over the first half of fiscal 2005 primarily due to capital spending during the first half of fiscal 2006 as well as the last half of fiscal 2005, along with the impact of our acquisitions, and to a lesser degree, the impact of exchange rates as compared to the generally weakening U.S. dollar during the first half of fiscal 2006 as compared to the first half of fiscal 2005.
Other operating expenses increased by $26.0 million, or 22%, to $144.1 million in the first half of fiscal 2006 compared to $118.1 million for the first half of fiscal 2005. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company. Secondarily, the increase was caused by the additional operating costs incurred by our acquisitions from their effective dates, including IHD and Unigistix, and approximately $3.5 million of the increase was due to the impact of exchange rates as compared to the generally weakening U.S. dollar during the first half of fiscal 2006 versus the first half of fiscal 2005. Included in other operating expenses for the first half of fiscal 2006 are facilities and communications costs of $51.2 million compared to $39.1 million of such costs for the first half of fiscal 2005, representing an increase of 31%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the first half of fiscal 2006 as compared to the first half of fiscal 2005 and secondarily to the impact of the exchange rate differences. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first half of fiscal 2006, selling, general and administrative costs increased 18% to $92.9 million compared to $79.0 million for the first half of fiscal 2005. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity, and, to a lesser degree, the impact of our acquisitions, including IHD and Unigistix. In addition, approximately $2.1 million of the increase was due to the impact of exchange rates as compared to the generally weakening U.S. dollar during the first half of fiscal 2006 versus the first half of fiscal 2005. When expressed as a percentage of net revenue, other operating expenses decreased to 31% for the first half of fiscal 2006 from 33% as compared to the first half of fiscal 2005 due to our efforts in holding increases in operating costs to a lower rate of growth than our growth in net revenues.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Interest income and interest expense both increased in the first half of fiscal 2006 as compared to the first half of fiscal 2005 by $1.0 million, or 45%, and $2.6 million, or 153%, respectively. Our interest expense increased primarily due to lower cash balances resulting from cash being used for our acquisitions, including IHD and Unigistix as well as the earn-out payment made for SLi in the second quarter of fiscal 2006, and to an increase in our capital lease obligations in the first half of fiscal 2006 versus the first half of fiscal 2005.
The effective income tax rate of 29% in the first half of fiscal 2006 was consistent with the effective income tax rate in the prior year comparable period.
Net income increased by $11.1 million, or 38%, to $40.1 million in the first half of fiscal 2006 as compared to $29.0 million in the comparable prior year period for the reasons discussed above.

Liquidity and Capital Resources
As of July 31, 2005, our cash and cash equivalents totaled $164.8 million, representing a decrease of $13.3 million from January 31, 2005, as a result of using a net total of $3.5 million of cash in our operating, investing and financing activities and a negative impact of $9.8 million related to the effect of foreign exchange rate changes on our cash balances. Historically, we have used our internally generated net cash flow from operating activities along with the net proceeds from the issuance of ordinary shares to fund our working capital requirements, capital expenditures, acquisitions and debt service.
In the first half of fiscal 2006, we generated $35.8 million in net cash from operating activities. This resulted from net income of $40.1 million plus depreciation and amortization of intangible assets totaling $13.4 million and other items totaling $2.5 million, offset by a net increase in working capital of approximately $20.2 million. The increases in trade receivables and other current assets and trade payables and other current liabilities during the first half of fiscal 2006 were primarily due to increased levels of business in all of our geographic regions during the first half of fiscal 2006 as compared to the comparable prior year period.
During the first half of fiscal 2006, cash used for capital expenditures was $9.0 million, consisting primarily of computer hardware and software. Based on our current operations, we do not expect our capital expenditures to be significantly higher in fiscal 2006 when compared to fiscal 2005.
During the first half of fiscal 2006, we used an aggregate of $36.0 million of cash for acquisitions and contingent earn-out payments, including $15.1 million for the cash portion of the earn-out payment made in connection with our acquisition of SLi and $13.6 million for our acquisition of Perfect Logistics. Future earn-out payment calculations may result in a significant use of cash or in the case of our acquisition of SLi, the possible issuance of shares as the acquisition agreement permits the earn-out payment to be made in the form of ordinary shares instead of cash at a deemed price of $15.82 per ordinary share. These future earn-out payments include the remaining contingent earn-out payment calculation related to our acquisition of SLi, which is scheduled for the second quarter of fiscal 2007, two contingent earn-out payments related to our acquisition of ET Logistics which will be calculated based on a multiple of the acquired operation’s future earnings for each of the fiscal years in the two-year period ending January 31, 2008, two contingent earn-out payments related to our acquisition of Unigistix which will also be calculated based on a multiple of the acquired operation’s future earnings for each of the two twelve-month periods in the period ending October 31, 2006 and are subject to a maximum of 6.0 million Canadian dollars (equivalent to approximately $4.9 million as of July 31, 2005) and four earn-out payments related to our acquisition of Perfect Logistics which will be based on the acquired operation’s future performance over each of the four twelve-month periods in the period ending May 31, 2009 and are subject to a maximum of approximately $5.6 million in total. There are no contractual limits on the amounts that may be payable under the contingent earn-out payment terms for SLi or ET Logistics as they are contingent on the earnings of each of the acquired businesses; however, we anticipate that the contingent cash earn-out payments would generally be funded from operations.
Our financing activities during the first half of fiscal 2006 provided $6.9 million of cash, primarily due to increased long-term borrowings of $13.7 million, which related primarily to our purchase of Perfect Logistics, plus $6.2 million of net proceeds from the issuance of ordinary shares, partially offset by decreases on our bank lines of credit totaling $4.8 million, repayments of capital lease obligations totaling $2.3 million and dividends paid during the period of $4.7 million.
Credit Facilities
We have various credit and guarantee facilities established in countries where such facilities are required for our business. At July 31, 2005 these facilities totaled $258.9 million and provided for borrowing capacities from approximately $0.1 million to $50.0 million totaling $161.6 million, and also provided for guarantees, which are a necessary part of our business, totaling $97.3 million. Our borrowings under these credit facilities totaled $87.6 million at July 31, 2005 and we had approximately $74.0 million of available, unused borrowing capacity under these facilities. Certain of these credit facilities have financial covenants, with which the company was in compliance as of July 31, 2005.
Due to the global nature of our business, we utilize a number of different financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 2.75% to 16.5% at July 31, 2005. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that is extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements. Therefore, no additional liabilities have been recorded for these guarantees in the unlikely event that the guarantor company was to be required to perform as those liabilities would be duplicative. While the majority of our borrowings are due and payable within one year, we believe we should be able to renew such facilities on commercially reasonable terms.
Our largest credit facility as of July 31, 2005 was a senior revolving credit facility agreement with Nedbank in South Africa (Nedbank SA), which provides for an aggregate credit facility of 480.0 million South African rands (equivalent to approximately $73.1 million as of July 31, 2005). Of this facility, approximately $38.1 million is available for overdrafts, $22.8 million is available for guarantees and standby letters of credit, $10.7 million is available for capital leases and $1.5 million is available for foreign exchange contracts. As with our Nedbank UK facility (discussed below) and with other facilities we have had with Nedbank in the past, this facility is available on an ongoing basis until further notice, subject to Nedbank SA’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank SA. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.
As of July 31, 2005, we also had a credit facility with Nedbank Limited in the United Kingdom (Nedbank UK), totaling 28.3 million British pounds sterling (equivalent to approximately $49.8 million as of July 31, 2005). Of this facility, approximately $44.0 million is primarily used for guarantees and standby letters of credit to secure banking facilities and $5.8 million is primarily used for guaranteeing performance undertakings of our subsidiary companies. The facility is available on an ongoing basis until further notice, subject to Nedbank UK’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank UK. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.
Our third largest credit facility as of July 31, 2005 was a senior revolving syndicated credit facility agreement between certain of our subsidiaries in the United States and LaSalle Bank National Association as agent, and various other lenders, which provides for up to $50.0 million of borrowings based on a formula of eligible accounts receivable primarily for use in our operations in the United States. The credit facility is secured by substantially all of the assets of our U.S. subsidiaries as well as a pledge of the stock of the U.S. subsidiaries. This credit facility matures in August 2007 and contains financial and other covenants and restrictions applicable to our U.S. operations and a change of control provision applicable to changes at the U.S. holding company level. This agreement limits the right of the U.S. operating company to distribute funds to holding companies.
We believe that with our current cash position, various bank credit facilities and operating cash flows, we have sufficient means to meet our working capital and liquidity requirements for the next twelve months as our operations are currently conducted.

Contractual Obligations
There have been no significant changes in our contractual obligations from January 31, 2005 to July 31, 2005.
Other Factors which May Affect our Liquidity
We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities are subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of our bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid.
Off-Balance Sheet Arrangements
Other than operating leases, we have no material off-balance sheet arrangements.
Critical Accounting Policies and Use of Estimates
The company’s financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
There have been no significant changes in the company’s critical accounting policies during the first half of fiscal 2006.
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
Our business is related to and dependent on general world economic conditions, and the local, regional, national and international conditions that affect international trade and the specific regions or countries that we serve. We are affected by inventory build-ups, recessionary economic cycles and downturns in our customers’ business cycles, particularly in market segments and industries such as apparel, pharmaceutical, chemical, automotive and high technology electronics, where we have a significant concentration of customers.

Economic conditions, including those resulting from increases in energy prices and from wars, civil unrest, acts of terrorism and other conflicts, may adversely affect the global economy, international trade volumes, our customers’ demand for our services and their ability to pay for services. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. We expect that our revenue and results of operations will continue to be sensitive to global and regional economic conditions.
Our international presence exposes us to potential difficulties and risks associated with distant operations and to various economic, regulatory, political and other uncertainties and risks.
We conduct a majority of our business outside of the United States and we anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our international operations are directly related to and dependent on the volume of international trade and the social, economic and political conditions in various countries. For the first half of fiscal 2006, approximately 62% of our net revenues were reported in our Europe, Asia Pacific and Africa regions combined and those regions accounted for approximately 70% of our total assets as of July 31, 2005. Our international operations and international commerce are influenced by many factors, including:
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
Our reporting currency is the United States dollar. For the first half of fiscal 2006, we derived a substantial portion of our gross revenue in currencies other than the United States dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the United States dollar could adversely affect our reported United States dollars earnings. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into United States dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results. We will experience the effects of changes in foreign currency exchange rates on our consolidated net income in the future.
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
Our operating results have fluctuated in the past and it is likely that they will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. Changes in our pricing policies and those of our competitors and changes in the shipping patterns of our customers may adversely impact our operating results. In addition, the following factors could also cause fluctuations in our operating results:
•	personnel costs,

•	fluctuations in currency exchange rates,

•	costs relating to the expansion of operations,

•	costs and revenue fluctuations due to acquisitions,

•	pricing and availability of cargo space on airlines, ships and trucks which we utilize to transport freight,

•	adjustments in inventory levels,

•	fluctuations in fuel prices and fuel surcharges,

•	pricing pressures from our competitors,

•	changes in our customers’ requirements for contract logistics and outsourcing services,

•	customer discounts and credits, and

•	timing and magnitude of capital expenditures.
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

Our growth strategy may affect short-term cash flow and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We also may issue our ordinary shares or other securities from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of our ordinary shares or other securities that we may issue could in turn be significant. In addition, we may also grant registration rights covering those ordinary shares or other securities in connection with any such acquisitions and investments. Acquisitions completed by us have included contingent earn-out arrangements which provide for payments which may be made by us in cash which would reduce the amount of cash available to us or could cause us to incur additional indebtedness and by our issuance of additional shares resulting in an increase in the number of our outstanding shares. If we are not able to identify or acquire companies consistent with our growth strategy or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, and our operating results may be adversely affected.
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
We recently completed the fourteenth quarter of NextLeap, our five-year strategic operating plan designed to help us transition from being a global freight forwarding operator to a global integrated logistics provider offering our customers a comprehensive range of services across the entire supply chain. Under NextLeap, we are undertaking various efforts to attempt to increase the number of our customers and our revenue, improve our operating margins, and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, improve margins, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. We may not be able to successfully implement NextLeap and no assurance can be given that our efforts will result in increased revenues, improved margins or improved profitability. If we are not able to increase our revenue or improve our operating margins in the future, our results of operations could be adversely affected.
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
The freight forwarding, contract logistics and supply chain management industry is intensely competitive and we expect it to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry. We also encounter competition from regional and local third-party logistics providers, freight forwarders and integrated transportation companies. Depending on the location of the customer and the scope of services requested, we must compete against both niche players, including wholesalers in the pharmaceutical industry, and larger competitors. In addition, customers increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also face competition from air and ocean carriers, computer information and consulting firms and contract manufacturers, all of which traditionally operated outside of the supply chain management industry, but are now beginning to expand the scope of their operations to include supply chain related services. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which could damage the long-term or short-term prospects of our business.
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
We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our intellectual property rights. These protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services. Further, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As we previously disclosed, our application for the name and mark “UTi” was opposed in the United States (U.S.) Patent and Trademark Office (USPTO). Our request for reconsideration and rehearing in connection with this matter was denied by the USPTO and we recently filed an appeal regarding the decision in the United States Court of Appeals for the District of Columbia. No assurance can be given that our appeal will be successful. A failure to protect our intellectual property rights could result in the loss or diminution in value of such rights.
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
We anticipate that revenues from our contract logistics services will account for an increasing portion of our consolidated revenues and may continue to increase as we further seek to develop and expand our contract logistics, distribution and outsourcing services.
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
In addition, our Memorandum and Articles of Association permit special meetings of the shareholders to be called only by our board of directors upon a resolution of the directors or by request of our chief executive officer or the written request of holders of more than 50 percent of our outstanding voting securities. Provisions of British Virgin Islands law to which we are subject could substantially impede the ability of our shareholders to benefit from a merger, takeover or other business combination involving us, discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, and impede the ability of our shareholders to change our management and board of directors.
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
As of July 31, 2005, there had been no material changes in our exposure to market risks since January 31, 2005 as described in our annual report on Form 10-K for the fiscal year ended January 31, 2005 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies and interest rates, see Part II,

Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the fiscal year ended January 31, 2005.
Item 4. Controls and Procedures
As of July 31, 2005, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report at providing reasonable assurance that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act. No change in the company’s internal control over financial reporting has occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. We are not aware of any material legal proceedings instituted against us during the second quarter of fiscal 2006 or of any material developments in any of the legal proceedings previously disclosed under Part I. Item 3. “Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended January 31, 2005 or our subsequent reports and filings, on file with the Securities and Exchange Commission except as set forth below.
The previously disclosed legal proceeding in connection with the company’s purchase of certain assets of FMI Forwarding (formerly known as Intermaritime Forwarding) (filed on July 30, 2001 in the United States Bankruptcy Court for the Southern District of New York) was settled on July 12, 2005, with no admittance of fault by either party and with an immaterial settlement payment required to be made by us.
In accordance with SFAS No. 5, Accounting for Contingencies, the company has not accrued for a loss contingency relating to the disclosed legal proceedings because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
At the time of our acquisition of SLi in January 2002, we established a contingent incentive earn-out arrangement with the sellers which permits the earn-out payments to be in the form of ordinary shares instead of cash at a deemed price of $15.82 per ordinary share. Pursuant to this arrangement, the company issued 208,967 ordinary shares to the sellers of SLi on June 23, 2005 for its fourth of five annual contingent earn-out payments. These shares were not registered under the Securities Act of 1933 in accordance with the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of the shareholders (members) on June 13, 2005, to elect two class “B” directors to our Board of Directors for a term of three years and until their respective successors are duly elected and to ratify the appointment of Deloitte & Touche LLP as independent registered public accountants of the company.
The following individuals were elected as class “B” directors and received the number of votes indicated below:

Name of Nominee	Votes For	Withheld
Leon J. Level	28,346,974	80,175
J. Simon Stubbings	28,347,511	79,638
In addition, Roger I. MacFarlane, Matthys J. Wessels, Alan C. Draper, C. John Langley, Jr., and Allan M. Rosenzweig, each a continuing director of the company, continued their respective terms of office as a director after the annual meeting of shareholders (members).
The appointment of Deloitte & Touche LLP was ratified as follows:

Votes For	Votes Against	Abstentions
28,416,492	9,177	1,480
Item 6. Exhibits

Exhibit	Description
3.1	Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated November 19, 2004)

10.1	Amendment No. 1, dated May 31, 2005, to the Credit Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation and UTi, (U.S.) Holdings, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: September 8, 2005	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer and Director

Date: September 8, 2005	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Senior Vice President – Finance, Chief Financial Officer and Secretary Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 30, 2000)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated November 19, 2004)

10.1	Amendment No. 1, dated May 31, 2005, to the Credit Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation and UTi, (U.S.) Holdings, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Commission Release No. 33-8238, these certifications will be treated as “accompanying” this quarterly report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and these certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.