Form 10-Q
period 2005-10-31
UTi WORLDWIDE INC
filed 2005-12-09
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2005
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
000-31869
(Commission File Number)
UTi Worldwide Inc.
(Exact name of Registrant as Specified in its Charter)

British Virgin Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

9 Columbus Centre, Pelican Drive	c/o UTi, Services, Inc.
Road Town, Tortola	19500 Rancho Way, Suite 116
British Virgin Islands	Rancho Dominguez, CA 90220 USA
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
At November 30, 2005, the number of shares outstanding of the issuer’s ordinary shares was 31,635,210.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended October 31, 2005

- i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Income Statements
For the three and nine months ended October 31, 2005 and 2004
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004
	(Unaudited)
Gross revenue	$740,946	$602,503	$2,057,371	$1,632,490
Freight consolidation costs	487,719	400,484	1,344,681	1,073,979

Net revenue	253,227	202,019	712,690	558,511
Staff costs	134,271	102,236	375,568	289,500
Depreciation and amortization	5,974	4,950	17,297	13,475
Amortization of intangible assets	1,238	435	3,362	865
Other operating expenses	71,471	67,655	215,615	185,713

Operating income	40,273	26,743	100,848	68,958
Interest income	673	1,227	3,591	3,242
Interest expense	(2,253)	(899)	(6,589)	(2,615)
Gains/(losses) on foreign exchange	246	(3)	(216)	(26)

Pretax income	38,939	27,068	97,634	69,559
Provision for income taxes	11,259	6,548	28,190	18,970

Income before minority interests	27,680	20,520	69,444	50,589
Minority interests	(1,626)	(610)	(3,278)	(1,672)

Net income	$26,054	$19,910	$66,166	$48,917

Basic earnings per share	$0.83	$0.65	$2.11	$1.59
Diluted earnings per share	$0.80	$0.62	$2.03	$1.52

Number of weighted average shares used for per share calculations:
Basic shares	31,565,715	30,760,187	31,286,846	30,688,019
Diluted shares	32,718,526	32,322,468	32,595,009	32,137,143
See accompanying notes to condensed consolidated financial statements.

Consolidated Balance Sheets
As of October 31, 2005 and January 31, 2005
(in thousands, except share amounts)

	October 31,	January 31,
	2005	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$146,429	$178,132
Trade receivables (net of allowance for doubtful receivables of $17,802 and $16,687 as of October 31, 2005 and January 31, 2005, respectively)	519,356	435,223
Deferred income tax assets	13,777	10,027
Other current assets	46,910	44,509

Total current assets	726,472	667,891

Property, plant and equipment, net	72,697	71,190
Goodwill	295,903	251,093
Other intangible assets, net	42,086	42,682
Investments	1,491	587
Deferred income tax assets	4,623	1,104
Other non-current assets	10,828	10,120

Total assets	$1,154,100	$1,044,667

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$92,902	$92,340
Short-term borrowings	3,446	3,165
Current portion of capital lease obligations	4,799	3,465
Trade payables and other accrued liabilities	417,305	413,003
Income taxes payable	26,663	18,533
Deferred income tax liabilities	2,119	678

Total current liabilities	547,234	531,184

Long-term borrowings	16,551	5,105
Capital lease obligations	13,060	9,820
Deferred income tax liabilities	17,223	19,607
Retirement fund obligations	1,291	1,332
Other long-term liabilities	3,093	136
Minority interests	5,886	3,293

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 31,635,210 and 30,976,603 shares issued and outstanding as of October 31, 2005 and January 31, 2005, respectively	365,479	329,098
Deferred compensation related to restricted share units	(8,483)	(3,193)
Retained earnings	231,315	169,821
Accumulated other comprehensive loss	(38,549)	(21,536)

Total shareholders’ equity	549,762	474,190

Total liabilities and shareholders’ equity	$1,154,100	$1,044,667

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Cash Flows
For the nine months ended October 31, 2005 and 2004
(in thousands)

	Nine months ended
	October 31,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$66,166	$48,917
Adjustments to reconcile net income to net cash used in operations:
Stock compensation costs	3,453	300
Depreciation and amortization	17,297	13,475
Amortization of intangible assets	3,362	865
Deferred income taxes	(5,433)	1,398
Tax benefit relating to exercise of stock options	3,711	1,101
Gain on disposal of property, plant and equipment	(1,183)	(228)
Other	3,168	1,672
Changes in operating assets and liabilities:
Increase in trade receivables	(94,825)	(134,195)
Increase in other current assets	(4,428)	(4,836)
Increase in trade payables	5,189	49,239
Increase in other current liabilities	30,099	37,613

Net cash provided by operating activities	26,576	15,321

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,005)	(15,110)
Proceeds from disposal of property, plant and equipment	2,916	2,276
Increase in other non-current assets	(1,739)	(1,020)
Acquisitions and contingent earn-out payments	(46,194)	(118,476)
Other	(569)	(680)

Net cash used in investing activities	(58,591)	(133,010)

FINANCING ACTIVITIES:
Increase in bank lines of credit	562	77,822
Decrease in short-term borrowings	(808)	(1,068)
Long-term borrowings — advanced	13,061	1,642
Long-term borrowings — repaid	(814)	(192)
Repayments of capital lease obligations	(3,749)	(2,952)
Decrease in minority interests	(461)	(410)
Net proceeds from the issuance of ordinary shares	8,910	3,708
Dividends paid	(4,672)	(3,563)

Net cash provided by financing activities	12,029	74,987

Net decrease in cash and cash equivalents	(19,986)	(42,702)
Cash and cash equivalents at beginning of period	178,132	156,687
Effect of foreign exchange rate changes on cash	(11,717)	10,355

Cash and cash equivalents at end of period	$146,429	$124,340

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended October 31, 2005 and 2004 (Unaudited)
NOTE 1. Presentation of Financial Statements
The accompanying unaudited condensed consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2006 or any other future periods.
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
Acquisitions
Effective October 1, 2005, the Company acquired 100% of the issued and outstanding shares of Concentrek, Inc. (Concentrek), which is a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9,536, which includes the repayment of debt of $6,886. In addition, there is a guaranteed minimum future earn-out payment of $1,200 due in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7,500, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1,200 due in March 2007. The final purchase price allocation has not yet been determined.
Effective June 1, 2005, the Company acquired 100% of the issued and outstanding shares of Perfect Logistics Co., Ltd. (Perfect Logistics), which is a third-party contract logistics provider and customs broker headquartered in Taiwan. The initial purchase price was approximately $13,047 in cash. In addition to the initial payment, the terms of the acquisition agreement provide for four additional payments of up to a maximum of approximately $5,600 in total, based on the future performance of Perfect Logistics over the each of the four twelve-month periods ending May 31, 2009. The final purchase price allocation has not yet been determined.
Effective July 1, 2005, the Company acquired the business and net assets of Maertens International N.V., a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1,053 in cash. Also, effective May 1, 2005, the Company acquired the assets and ongoing contract logistics business of a small transportation management provider in New Zealand for a purchase price of approximately $536 in cash and it acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., a South African company, of which it had already owned 50%, and UTi Egypt Limited, of which it had already owned 55%. Effective May 31, 2005, the Company acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., its Israeli subsidiary.
During June 2005, the Company issued its fourth earn-out payment to the sellers of Grupo SLi and Union, SLi (SLi), which was acquired in January 2002. The earn-out payment consisted of a cash payment of $15,138 and the issuance of 208,967 ordinary shares, which increased the Company’s goodwill balance by a total of $30,155 related to the SLi acquisition.

Pro Forma Information — Share-Based Compensation
As of October 31, 2005, the Company had the following share-based compensation plans: Union-Transport Share Incentive Plan; 2000 Stock Option Plan; 2004 Long Term Incentive Plan; 2004 Non-Employee Directors Share Incentive Plan; Non-Employee Directors Stock Option Plan; and the 2000 Employee Share Purchase Plan.
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

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004
Net income as reported	$26,054	$19,910	$66,166	$48,917
Add: Total stock-based compensation expense included in reported net income, net of income taxes	1,098	33	3,095	98
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(2,729)	(1,217)	(7,827)	(3,216)

Pro forma net income	$24,423	$18,726	$61,434	$45,799

Earnings per share, as reported:
Basic earnings per share	$0.83	$0.65	$2.11	$1.59
Diluted earnings per share	0.80	0.62	2.03	1.52

Earnings per share, pro forma:
Basic earnings per share	$0.77	$0.61	$1.96	$1.49
Diluted earnings per share	0.76	0.58	1.90	1.43
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle. This statement applies to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, which, for the Company, is its fiscal year beginning February 1, 2006. The Company is evaluating the requirements of SFAS No. 154 to determine the impact on its consolidated financial position and results of operations.
NOTE 3. Earnings per Share

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$26,054	$19,910	$66,166	$48,917
Weighted average number of ordinary shares	31,565,715	30,760,187	31,286,846	30,688,019

Basic earnings per share	$0.83	$0.65	$2.11	$1.59

Diluted earnings per share:
Net income	$26,054	$19,910	$66,166	$48,917
Weighted average number of ordinary shares	31,565,715	30,760,187	31,286,846	30,688,019
Incremental shares required for diluted earnings per share related to stock options	1,152,811	1,562,281	1,308,163	1,449,124

Diluted weighted average number of shares	32,718,526	32,322,468	32,595,009	32,137,143

Diluted earnings per share	$0.80	$0.62	$2.03	$1.52

Cash dividends declared per share	$—	$—	$0.15	$0.115

This calculation excludes the 24,974 and 70,535 ordinary shares held in the incentive trusts for the Union-Transport Share Incentive Plan and for the Executive Share Plan as of October 31, 2005 and 2004, respectively. In each of May and August 2005, 10,244 ordinary shares held in the incentive trusts, for a total of 20,488 ordinary shares, were returned to the Company, without any cost to the Company, and cancelled in connection with the approval of the Company’s Long-Term Incentive Plan by the Company’s shareholders in February 2004.
There were 0 and 952 options outstanding for the three- and nine-month periods ended October 31, 2005, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive. There were 46,180 and 61,180 such anti-dilutive options outstanding for the three- and nine-month periods ended October 31, 2004..
NOTE 4. Other Comprehensive Income

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004
Net income	$26,054	$19,910	$66,166	$48,917
Other comprehensive income/(loss), net of tax:
Foreign exchange translation adjustments	(1,224)	11,313	(17,013)	13,934

Comprehensive income	$24,830	$31,223	$49,153	$62,851

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
Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended October 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$171,446	$186,733	$240,721	$142,046	$—	$740,946

Net revenue	$51,403	$100,060	$37,660	$64,104	$—	$253,227
Staff costs	28,173	59,818	15,482	27,402	3,396	134,271
Depreciation and amortization	1,424	1,294	849	2,024	383	5,974
Amortization of intangible assets	—	952	114	172	—	1,238
Other operating expenses	12,924	27,689	8,636	20,504	1,718	71,471

Operating income/(loss)	$8,882	$10,307	$12,579	$14,002	$(5,497)	40,273

Interest income						673
Interest expense						(2,253)
Gains on foreign exchange						246

Pretax income						38,939
Provision for income taxes						11,259

Income before minority interests						$27,680

Capital expenditures	$1,641	$1,012	$688	$4,293	$2	$7,636

Segment assets at quarter-end	$233,363	$358,992	$255,762	$293,006	$12,977	$1,154,100

	Three months ended October 31, 2004
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$144,134	$149,962	$191,428	$116,979	$—	$602,503

Net revenue	$43,600	$72,631	$30,202	$55,586	$—	$202,019
Staff costs	23,786	40,547	11,463	24,356	2,084	102,236
Depreciation and amortization	1,289	889	632	1,727	413	4,950
Amortization of intangible assets	—	263	—	172	—	435
Other operating expenses	12,524	23,981	7,227	21,558	2,365	67,655

Operating income/(loss)	$6,001	$6,951	$10,880	$7,773	$(4,862)	26,743

Interest income						1,227
Interest expense						(899)
Losses foreign exchange						(3)

Pretax income						27,068
Provision for income taxes						6,548

Income before minority interests						$20,520

Capital expenditures	$1,436	$1,691	$663	$2,827	$1	$6,618

Segment assets at quarter-end	$220,657	$297,328	$192,619	$258,743	$13,952	$983,299

	Nine months ended October 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external
customers	$512,641	$514,683	$629,841	$400,206	$—	$2,057,371

Net revenue	$153,311	$272,540	$100,463	$186,376	$—	$712,690
Staff costs	82,989	161,821	42,081	80,256	8,421	375,568
Depreciation and amortization	4,250	3,536	2,314	5,876	1,321	17,297
Amortization of intangible assets	—	2,643	192	527	—	3,362
Other operating expenses	40,694	78,100	24,049	66,240	6,532	215,615

Operating income/(loss)	$25,378	$26,440	$31,827	$33,477	$(16,274)	100,848

Interest income						3,591
Interest expense						(6,589)
Losses on foreign exchange						(216)

Pretax income						97,634
Provision for income taxes						28,190

Income before minority interests						$69,444

Capital expenditures	$5,892	$4,335	$2,237	$10,034	$2	$22,500

Segment assets at period-end	$233,363	$358,992	$255,762	$293,006	$12,977	$1,154,100

	Nine months ended October 31, 2004
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external
customers	$429,219	$411,733	$490,714	$300,824	$—	$1,632,490

Net revenue	$128,113	$209,306	$79,544	$141,548	$—	$558,511
Staff costs	68,369	121,166	32,167	62,154	5,644	289,500
Depreciation and amortization	3,717	2,566	1,807	4,098	1,287	13,475
Amortization of intangible assets	—	546	—	319	—	865
Other operating expenses	36,534	67,833	19,860	55,108	6,378	185,713

Operating income/(loss)	$19,493	$17,195	$25,710	$19,869	$(13,309)	68,958

Interest income						3,242
Interest expense						(2,615)
Losses on foreign exchange						(26)

Pretax income						69,559
Provision for income taxes						18,970

Income before minority interests						$50,589

Capital expenditures	$5,196	$4,033	$2,353	$7,331	$10	$18,923

Segment assets at period-end	$220,657	$297,328	$192,619	$258,743	$13,952	$983,299

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004
Gross revenues:
Airfreight forwarding	$322,734	$271,445	$901,800	$742,879
Ocean freight forwarding	220,436	183,501	609,059	480,276
Customs brokerage	20,746	20,479	61,190	57,333
Contract logistics	120,531	83,432	325,289	229,592
Other	56,499	43,646	160,033	122,410

	$740,946	$602,503	$2,057,371	$1,632,490

Net revenues:
Airfreight forwarding	$74,509	$67,093	$216,984	$184,946
Ocean freight forwarding	31,068	25,317	85,940	71,525
Customs brokerage	20,163	19,821	59,165	55,558
Contract logistics	101,037	67,082	272,659	184,087
Other	26,450	22,706	77,942	62,395

	$253,227	$202,019	$712,690	$558,511

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 31, 2005 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of February 1, 2005	$38,082	$88,210	$69,899	$54,902	$251,093
Acquisitions and contingent earn-out payments	9,820	11,360	25,709	4,549	51,438
Foreign currency translation and other adjustments	(1,680)	896	(3,606)	(2,238)	(6,628)

Balance as of October 31, 2005	$46,222	$100,466	$92,002	$57,213	$295,903

The amortizable intangible assets as of October 31, 2005 and January 31, 2005 relate to the estimated fair value of the customer contracts and customer relationships acquired and non-compete agreements in respect of certain acquisitions. The carrying values of amortizable intangible assets as of October 31, 2005 and January 31, 2005 are as follows:

	Gross	Accumulated	Net
	carry value	amortization	carry value
As of October 31, 2005:
Customer contracts and relationships	$40,141	$(4,938)	$35,203
Non-compete agreements	2,075	(1,162)	913

Total	$42,216	$(6,100)	$36,116

As of January 31, 2005:
Customer contracts and relationships	$37,011	$(2,421)	$34,590
Non-compete agreements	2,162	(420)	1,742

Total	$39,173	(2,841)	36,332

Amortization expense totaled $1,238 and $3,362 for the three and nine months ended October 31, 2005, respectively, and $435 and $865 for the three and nine months ended October 31, 2004, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31.

2006	$4,785
2007	4,970
2008	4,412
2009	4,295
2010	4,002
In addition to the amortizable intangible assets, the Company also had $5,970 and $6,350 of intangible assets not subject to amortization as of October 31, 2005 and January 31, 2005, respectively, related to trademarks acquired with International Healthcare Distributors (Pty.) Limited and Unigistix Inc.

NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Nine months ended
	October 31,
	2005	2004
Net cash (received)/paid for:
Interest	$2,952	$(864)
Income taxes	19,296	2,743
Non-cash activities:
Capital lease obligations incurred to acquire assets	9,495	3,813
Value of shares issued as acquisition earn-out payment	15,017	—
Liability incurred for acquisition earn-out payment	1,200	—
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
NOTE 8. Contingencies
From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. To date, none of these types of litigation has had a material effect on the Company and, as of October 31, 2005, the Company is not a party to any material litigation except as described below.
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is attempting to claim that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this, and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the Income Tax Act governing this situation and has no liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $14,389 based on exchange rates as of October 31, 2005.
On September 3, 2004, IAP Worldwide Services, Inc. commenced an action against certain of the Company’s U.S. and Egyptian subsidiaries in the United States District Court for the Eastern District of Pennsylvania, involving an alleged hijacking of several electrical generator power modules moving from Alexandria, Egypt, to Iraq. The Company intends to assert that it is not responsible for this loss as its subsidiaries acted as arranging freight forwarders only. The Company is being defended through its insurance coverage. The plaintiff claims damages of approximately $4,800.
The Company is involved in litigation in Italy (in cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with Enrico Furgada, the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the Company. One such claim in particular was filed on February 27, 2004 in the Court of Milan, Italy, by Locafit, in the amount of $4,242, based on exchange rates as of October 31, 2005. The total of all such actual and potential claims is approximately $15,616, based on exchange rates as of October 31, 2005.
The Company is one of approximately 83 defendants named in two class action lawsuits which were originally filed on September 19, 1995 and subsequently consolidated in the District Court of Brazaria County, Texas (23rd Judicial District) where it is alleged that various defendants sold chemicals that were utilized in the 1991 Gulf War by the Iraqi army which caused personal injuries to U.S. armed services personnel and their families, including birth defects. The lawsuits were brought on behalf of the military personnel who served in the 1991 Gulf War and their families and the plaintiffs are seeking in excess of $1 billion in damages. To date, the plaintiffs have not obtained class certification. The Company believes it is a defendant in the suit because an entity that sold the Company assets in 1993 is a defendant. The Company believes it will prevail in this matter because the alleged actions giving rise to the claims occurred prior to the Company’s purchase of the assets. The Company further believes that it will ultimately prevail in this matter since it never manufactured chemicals, and the plaintiffs have been unable thus far to produce evidence that the Company acted as a freight forwarder for cargo that included chemicals used by the Iraqi army.
In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the disclosed legal proceedings and tax claim because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.
NOTE 9. Retirement Benefit Plans
The Company operates defined benefit plans for qualifying employees in certain countries. Under these plans employees are entitled to retirement benefits as a certain percentage of the employee’s final salary on attainment of the qualifying retirement age. No other post-retirement benefits are provided.
The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004
Service cost component	$283	$306	$851	$914
Plan participants’ contributions	152	95	458	285
Interest cost component	617	542	1,853	1,626
Expected return on assets	(583)	(705)	(1,748)	(2,117)
Amortization of unrecognized net loss	56	82	167	244

Net periodic pension expense	$525	$320	$1,581	$952

For the nine months ended October 31, 2005, $689 of contributions have been made by the Company to its pension plans.

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
Our recent growth in gross revenue and net revenue for the three- and nine-month periods ended October 31, 2005 (which we refer to as the third quarter of fiscal 2006 and the first three quarters of fiscal 2006, respectively) compared to the three- and nine-month periods ended October 31, 2004 (which we refer to as the third quarter of fiscal 2005 and the first three quarters of fiscal 2005, respectively) resulted primarily from the growth of our existing operations. Growth which we attribute to our acquisitions and favorable exchange rates as compared to the United States (U.S.) dollar and also contributed to the increase in our gross revenue and net revenue for the third quarter of fiscal 2006 and the first three quarters of fiscal 2006 when compared to the comparable prior-year periods.
In February 2002, we initiated a five-year strategic operating plan which we named NextLeap. NextLeap is our plan to move UTi from being a global freight forwarding operator to a company that can offer our customers a comprehensive and integrated range of services across the entire supply chain. NextLeap is a process of expanding and integrating our relationship with our customers and increasing the range of services we offer and provide for our customers, and thus cannot be measured in terms of “percentage implemented.” Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. As of October 31, 2005, we have completed fifteen of the twenty quarters covered by NextLeap. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, improve margins, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. We may not be able to successfully implement NextLeap and no assurances can be given that our efforts will result in increased revenues or improved margins or improved profitability. If we are not able to increase our revenues and improve our operating margins in the future under NextLeap, our results of operations could be adversely affected.
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
Acquisitions that we made in the first three quarters of fiscal 2006, as well as in the period from October 1, 2004 through January 31, 2005, affect the comparison of our operating results between the third quarter of fiscal 2006 and the first three quarters of fiscal 2006 versus the comparable prior-year periods.
Effective October 1, 2005, we acquired 100% of the issued and outstanding shares of Concentrek, Inc. (Concentrek), which is a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9.3 million, which includes the repayment of debt of $6.9 million. In addition, there is a guaranteed minimum future earn-out payment of $1.2 million due in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7.5 million, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1.2 million due in March 2007. The final purchase price allocation has not yet been determined.
Effective June 1, 2005, we acquired 100% of the issued and outstanding shares of Perfect Logistics Co., Ltd. (Perfect Logistics), which is a third-party contract logistics provider and customs broker headquartered in Taiwan. The initial purchase price was approximately $13.0 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for four additional payments of up to a maximum of approximately $5.6 million in total, based on the future performance of Perfect Logistics over the each of the four twelve-month periods ending May 31, 2009. The final purchase price allocation has not yet been determined.
Effective July 1, 2005, we acquired the business and net assets of Maertens International N.V., a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1.1 million in cash. Also, effective May 1, 2005, we acquired the assets and ongoing contract logistics business of a small transportation management provider in New Zealand for a purchase price of approximately $0.5 million in cash and we acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., a South African company, of which we had already owned 50%, and UTi Egypt Limited, of which we had already owned 55%. Effective May 31, 2005, we acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., our Israeli subsidiary.
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
Effective October 12, 2004, we acquired 100% of the issued and outstanding shares of Unigistix, a Canadian corporation which serves customers in the telecommunications, apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions. The initial purchase price was approximately $76.6 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for two additional payments of up to approximately 6.0 million Canadian dollars (equivalent to approximately $5.1 million as of October 31, 2005) contingent upon the anticipated future growth of Unigistix over each of the two twelve-month periods in the period ending October 31, 2006. We are currently in the process of calculating the first year earn-out payment for Unigistix and expect to have that finalized in the three-month period ended January 31, 2006 (which we refer to as our fourth quarter of fiscal 2006).
Reorganization of South African Operations
Comparability between our third quarter and first three quarters of fiscal 2006 and the corresponding periods in fiscal 2005 is also affected by our reorganization of our South African operations whereupon, on December 6, 2004, we executed the documentation for a previously reported transaction designed to qualify our South African operations as black empowered under recently enacted legislation in South Africa. The transaction did not impact our IHD operations. Pursuant to this transaction, our subsidiary Pyramid Freight (Proprietary) Limited (which we refer to as Pyramid Freight) sold most of its South African operations to a newly-formed corporation called UTi South Africa (Proprietary) Limited (which we refer to as UTiSA). UTiSA also assumed liabilities associated with the transferred businesses.
The businesses were transferred to UTiSA in exchange for an interest-bearing obligation pursuant to which UTiSA owes Pyramid Freight the principal sum of 680.0 million South African rands ($101.5 million using October 31, 2005 exchange rates). Under the terms of this loan, the outstanding balance bears interest at an effective annual rate of 14.5%. Three months prior to the fifth anniversary of the loan, the parties are to meet to negotiate the terms of repayment of the outstanding principal on the loan. If the parties are unable to agree on the terms of repayment, the outstanding principal and any remaining accrued and unpaid interest thereon are repayable in full on demand by Pyramid Freight. UTiSA has the right to prepay the loan without penalty.
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
Forward-Looking Statements
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, but are not limited to, the company’s current business plan, strategy, strategic operating plan, discussion of its growth strategies and NextLeap, its global network and capabilities in contract logistics. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-

looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements, including increased competition, the effects of increasing fuel prices, integration risks associated with acquisitions, the effects of changes in foreign exchange rates, uncertainties and risks associated with the company’s operations in South Africa, general economic, political and market conditions, including those in Africa, Asia and Europe, risks of international operations, the success and effects of new strategies, disruptions caused by epidemics, conflicts, wars and terrorism, changes in our effective tax rates and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission. The company’s actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results of operations for the third quarter and first three quarters of fiscal 2006 compared to the third quarter and first three quarters of fiscal 2005. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2005, which are included in our annual report on Form 10-K for the year ended January 31, 2005, on file with the Securities and Exchange Commission. Our condensed consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
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
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services including contract logistics services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the three and nine months ended October 31, 2005 and 2004, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended October 31,
	2005			2004
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$171,446	$51,403	$8,882	$144,134	$43,600	$6,001
Americas	186,733	100,060	10,307	149,962	72,631	6,951
Asia Pacific	240,721	37,660	12,579	191,428	30,202	10,880
Africa	142,046	64,104	14,002	116,979	55,586	7,773
Corporate	—	—	(5,497)	—	—	(4,862)

Total	$740,946	$253,227	$40,273	$602,503	$202,019	$26,743

	Change to three months ended October 31, 2005
	from three months ended October 31, 2004
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$27,312	$7,803	$2,881	19%	18%	48%
Americas	36,771	27,429	3,356	25	38	48
Asia Pacific	49,293	7,458	1,699	26	25	16
Africa	25,067	8,518	6,229	21	15	80
Corporate	—	—	(635)	—	—	(13)

Total	$138,443	$51,208	$13,530	23%	25%	51%

	Nine months ended October 31,
	2005			2004
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$512,641	$153,311	$25,378	$429,219	$128,113	$19,493
Americas	514,683	272,540	26,440	411,733	209,306	17,195
Asia Pacific	629,841	100,463	31,827	490,714	79,544	25,710
Africa	400,206	186,376	33,477	300,824	141,548	19,869
Corporate	—	—	(16,274)	—	—	(13,309)

Total	$2,057,371	$712,690	$100,848	$1,632,490	$558,511	$68,958

	Change to nine months ended October 31, 2005
	from nine months ended October 31, 2004
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$83,422	$25,198	$5,885	19%	20%	30%
Americas	102,950	63,234	9,245	25	30	54
Asia Pacific	139,127	20,919	6,117	28	26	24
Africa	99,382	44,828	13,608	33	32	68
Corporate	—	—	(2,965)	—	—	(22)

Total	$424,881	$154,179	$31,890	26%	28%	46%

All of our regions reported improvements in gross and net revenues as well as in operating income for both the third quarter and first three quarters of fiscal 2006 when compared to the corresponding prior year periods.
Our Europe region showed improvements in gross and net revenues for both the third quarter and first three quarters of fiscal 2006 versus the comparable prior year periods primarily due to organic growth in airfreight forwarding revenues, which were driven primarily by higher shipment volumes out of Spain during the third quarter and first three quarters of fiscal 2006 compared to the corresponding prior year periods and to increases in our contract logistics gross and net revenues during the third quarter and first three quarters of fiscal 2006 compared to the third quarter and first three quarters of fiscal 2005. The impact of exchange rates on our gross and net revenues for our Europe region as compared to the U.S. dollar in the third quarter of fiscal 2006 and the first three quarters of fiscal 2006 when compared to the corresponding prior-year periods was estimated to be less than 3% for both the quarter and the fiscal year-to-date. The improvement in operating income in the Europe region in the third quarter and first three quarters of fiscal 2006 as compared to the corresponding prior year periods was due primarily to the benefits of network density whereby more revenues were generated in the region without a corresponding increase in the Europe region’s costs.
The increase in gross and net revenues in the Americas region for the third quarter and first three quarters of fiscal 2006 as compared to the third quarter and first three quarters of fiscal 2005 was due primarily to higher gross and net revenues from our contract logistics services, resulting from both an increase in business due to organic growth and to the impact of our Unigistix and Concentrek acquisitions, which were acquired in October 2004 and October 2005, respectively. During the third quarter and first three quarters of fiscal 2006, our Americas’ gross and net revenues also benefited from increased ocean freight forwarding gross and net revenues when compared to the corresponding prior year periods. These increases in ocean freight forwarding gross and net revenues were primarily driven by increased volumes in the region for the current year periods when compared to the prior year periods as we have intentionally been seeking to grow our ocean freight forwarding business. Our growth in operating income in the Americas’ region for the third quarter and first three quarters of fiscal 2006 versus the comparable prior year periods was higher than our growth in net revenues as we were successful in holding the increases in operating costs to a lower rate of growth than our growth in net revenues.
Gross and net revenues in our Asia Pacific region increased during the third quarter and first three quarters of fiscal 2006 when compared to the third quarter and first three quarters of fiscal 2005 primarily due to organic growth, resulting from higher overall export shipment volumes especially out of China and Hong Kong. At the operating income line, Asia Pacific continued to be our region with the highest operating profit margin, calculated by dividing operating income for the region by net revenues for the region, reporting 33% for the third quarter of fiscal 2006 and 32% for the first three quarters of fiscal 2006. The higher operating profit margin in this region resulted primarily from having a lower cost structure than our other regions.
The increases in gross and net revenues during the third quarter and first three quarters of fiscal 2006 when compared to the corresponding periods of fiscal 2005 for our Africa region resulted primarily from organic growth in all of our service lines due to increased levels of business. Contract logistics gross and net revenues for the first three quarters of fiscal 2006 compared to the first three quarters of fiscal 2005 also benefited from the contributions from acquisitions. Like our Europe region, the impact of exchange rates on our gross and net revenues for this region as compared to the U.S. dollar in the third quarter of fiscal 2006 and the first three quarters of fiscal 2006 when compared to the corresponding prior-year periods was estimated to be less than 3% for both the quarter and the fiscal year-to-date. Our Africa region’s operating income for the third quarter of fiscal 2006 and the first three quarters of fiscal 2006 grew at faster rates than our growth rates for net revenues for the same time periods in this region because we have focused on improving our operating profit margin, calculated by dividing operating income for the region by net revenues for the region, by increasing revenues while holding costs in check so that they increase at a slower rate than net revenues.
Because of the integrated nature of our business, with global customers being served by more than one of our geographic regions and with at least two regions often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by geographic regions.

By service line, our total increase of $138.4 million, or 23%, in gross revenue in the third quarter of fiscal 2006 over the third quarter of fiscal 2005 was due to increases in airfreight forwarding of $51.3 million, ocean freight forwarding of $36.9 million, contract logistics of $37.1 million, other revenue of $12.8 million and customs brokerage of $0.3 million. For the first three quarters of fiscal 2006, our total increase in gross revenue of $424.9 million, or 26%, compared to the corresponding prior year period was due to increases in airfreight forwarding of $158.9 million, ocean freight forwarding of $128.8 million, contract logistics of $95.7 million, other revenue of $37.6 million and customs brokerage of $3.9 million.
We estimate that organic growth accounted for approximately $122.7 million and $334.7 million of the increases in gross revenue for the third quarter of fiscal 2006 and the first three quarters of fiscal 2006 versus the comparable prior year periods, respectively, while the balance of the growth for both periods was comprised of the impact of favorable exchange rates as compared to the U.S. dollar and the impact of acquisitions.
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
The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended			Nine months ended
	October 31,			October 31,
	2005	2004		2005	2004
Net revenues:
Airfreight forwarding	29%	33%		31%	33%
Ocean freight forwarding	12	13		12	13
Customs brokerage	8	10		8	10
Contract logistics	40	33		38	33
Other	11	11		11	11

Total net revenues	100	100		100	100

Staff costs	53	51		53	52
Depreciation and amortization	2	2		2	2
Amortization of intangible assets	*		*	*		*
Other operating expenses	28	33		30	33

Operating income	16	13		14	12
Interest income	*	1		1	1
Interest expense	(1)		*	(1)		*
Losses on foreign exchange	*		*	*		*

Pretax income	15	13		14	12
Provision for income taxes	(4)	(3)		(4)	(3)
Minority interests	(1)		*	*		*

Net income	10%	10%		9%	9%

*	Less than one percent.

Three months ended October 31, 2005 compared to three months ended October 31, 2004
Net revenue increased $51.2 million, or 25%, to $253.2 million for the third quarter of fiscal 2006 compared to $202.0 million for the third quarter of fiscal 2005. Overall, our net revenue benefited from organic growth from all our regions of approximately $42.7 million, with virtually all of the balance of the increase due to the impact of acquisitions made during the period of October 1, 2004 through October 31, 2005.
Airfreight forwarding net revenue increased $7.4 million, or 11%, to $74.5 million for the third quarter of fiscal 2006 compared to $67.1 million for the third quarter of fiscal 2005. This increase was due primarily to increased airfreight shipment volumes in our Europe and Asia Pacific regions partially offset by a decline in airfreight shipment volumes in our Americas region, and a change in the composition of our business in our Africa region which resulted in higher airfreight forwarding net revenue in the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005.
Ocean freight forwarding net revenue increased $5.8 million, or 23%, to $31.1 million for the third quarter of fiscal 2006 compared to $25.3 million for the third quarter of fiscal 2005. This increase was due primarily to organic growth in all of our regions resulting from increased volumes in the third quarter of fiscal 2006 versus the third quarter of fiscal 2005
Customs brokerage net revenue increased $0.4 million, or 2%, to $20.2 million for the third quarter of fiscal 2006 compared to $19.8 million for the third quarter of fiscal 2005. Customs brokerage net revenue increased primarily as a result of organic growth in our Africa and Americas regions.
Contract logistics net revenue increased $33.9 million, or 51%, to $101.0 million for the third quarter of fiscal 2006 compared to $67.1 million for the comparable prior year period. This increase resulted primarily from organic growth, driven by new business, and the impact of our acquisitions, including Concentrek and Perfect Logistics in the current year and Unigistix which was acquired in October 2004.
Other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $3.8 million, or 16%, to $26.5 million for the third quarter of fiscal 2006 compared to $22.7 million for the third quarter of fiscal 2005. This increase was due primarily to organic growth in the Americas and Africa regions during the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005.
Staff costs increased $32.1 million, or 31%, to $134.3 million for the third quarter of fiscal 2006 from $102.2 million for the prior year. Staff costs were higher in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 primarily because of increased resources to accommodate the increase in business activity and the addition of personnel in connection with our acquisitions made during the period of October 1, 2004 through October 31, 2005, which we estimated were responsible for approximately 10% of the total increase. Additionally in the third quarter of fiscal 2006, we have added several experienced people with strong customer relationships to our sales team and we are currently still recruiting additional salespeople. These experienced new hires will add to staff costs going forward. Further, we have incurred additional staff costs due to some changes made in our Brazilian management team and we expect to incur some additional staff costs which we estimate at this time could be up to $1.6 million related to the management changeover in the fourth quarter of fiscal 2006. Total staff costs expressed as a percentage of net revenues increased to 53% in the third quarter of fiscal 2006 from 51% in the third quarter of fiscal 2005. This increase when expressed as a percentage of net revenues was primarily related to our higher levels of contract logistics services in the third quarter of fiscal 2006 when compared to the third quarter of fiscal 2005, which typically require higher staffing levels than our other services.
Depreciation and amortization expense increased by $1.0 million, or 21%, to $6.0 million for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily due to capital spending during the first three quarters of fiscal 2006 as well as the last quarter of fiscal 2005.
Other operating expenses increased by $3.8 million, or 6%, to $71.5 million in the third quarter of fiscal 2006 compared to $67.7 million for the third quarter of fiscal 2005. Generally, these expenses increased because of the increased costs associated with the higher volumes and organic growth experienced by the company and from the additional operating costs incurred by our acquisitions which we made during the period of October 1, 2004 through October 31, 2005. Included in other operating expenses for the third quarter of fiscal 2006 are facilities and communications costs of $25.7 million compared to $21.1 million of such costs for the prior fiscal year. Facilities and communications costs increased primarily as a result of the fact that we had more locations during the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005, including locations acquired during the period of October 1, 2004 through October 31, 2005. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the third quarter of fiscal 2006, selling, general and administrative costs were $45.8 million compared to $46.6 million for the comparable prior year period. The decrease in selling, general and administrative costs was primarily a result of our concerted efforts to hold the rate of growth of these types of operating expenses at a slower rate than our rate of growth in net revenues plus gains of $1.1 million and $0.6 million recorded on the sale of two buildings in the Americas region and on the disposal of an investment in our Africa region, respectively. These decreases in selling, general and administrative costs were partially offset by the impact of our acquisitions made during the period of October 1, 2004 through October 31, 2005. When expressed as a percentage of net revenue, other operating expenses decreased to 28% for the third quarter of fiscal 2006 from 33% for the third quarter of fiscal 2005.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Our interest income decreased while our interest expense increased in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 by $0.6 million, or 45%, and $1.4 million, or 152%, respectively, primarily due to lower cash balances in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. The cash balances were lower primarily because of the cash used for our acquisitions made during the period of October 1, 2004 through October 31, 2005, as well as the earn-out payment made in our second quarter of fiscal 2006 for Grupo SLi and Union, SLi, which we collectively refer to as SLi. Interest expense was also higher because of an increase in our capital lease obligations in the third quarter of fiscal 2006 versus the third quarter of fiscal 2005. For these reasons, we expect that our interest expense will be higher in the fourth quarter of fiscal 2006 as compared to the corresponding prior-year period.
The effective income tax rate of 29% in the third quarter of fiscal 2006 was higher than the effective income tax rate of 24% in the third quarter of fiscal 2005 and we expect this trend to continue into the fourth quarter of fiscal 2006. Our overall effective tax rate is impacted by the geographic composition of our worldwide earnings and, in the third quarter of fiscal 2005, we had a higher proportion of taxable income generated in jurisdictions with lower tax rates than in the third quarter of fiscal 2006.
Minority interests increased, causing net income to decrease, by $1.0 million, or 167%, to $1.6 million for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily due to the minority interests in the income of our South African operations which arose in December 2004 when those operations were reorganized. We expect this trend to continue into the fourth quarter of fiscal 2006.
Net income increased by $6.1 million, or 31%, to $26.1 million in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 for the reasons listed above.
Nine months ended October 31, 2005 compared to nine months ended October 31, 2004
Net revenue increased $154.2 million, or 28%, to $712.7 million for the first three quarters of fiscal 2006 compared to $558.5 million for the first three quarters of fiscal 2005. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling $105.9 million, the contributions from our acquisitions made during the current year as well as IHD and Unigistix and the impact of favorable exchange rates as compared to the U.S. dollar during the first three quarters of fiscal 2006 when compared to the first three quarters of fiscal 2005. On a constant currency basis when we translate our first three quarters of fiscal 2006 results using currency exchange rates in effect for the first three quarters of fiscal 2005, we estimate that acquisitions and favorable exchange rates accounted for approximately $35.6 million and $12.6 million, respectively, of the net revenue increase for the first three quarters of fiscal 2006 versus the first three quarters of fiscal 2005.

Airfreight forwarding net revenue increased $32.1 million, or 17%, to $217.0 million for the first three quarters of fiscal 2006 compared to $184.9 million for the first three quarters of fiscal 2005. This increase primarily resulted from organic growth in all of our regions which totaled approximately $28.0 million and from the impact of favorable exchange rates as compared to the U.S. dollar in the first three quarters of fiscal 2006 when compared to the first three quarters of fiscal 2005. Our organic growth resulted primarily from higher airfreight shipment volumes in all of our regions, particularly in our Asia Pacific and Europe regions, and to a lesser degree, a change in the mix of our airfreight business in Africa which resulted in higher airfreight forwarding net revenue during the first three quarters of fiscal 2006 when compared to the first three quarters of fiscal 2005.
Ocean freight forwarding net revenue increased $14.4 million, or 20%, to $85.9 million for the first three quarters of fiscal 2006 compared to $71.5 million for the corresponding year period. This increase was due primarily to organic growth in all of our regions, but particularly noticeable in the Asia Pacific, Americas and Africa regions, resulting from higher ocean freight shipment volumes during the first three quarters of fiscal 2006 when compared to the first three quarters of fiscal 2005.
Customs brokerage net revenue increased $3.6 million, or 6%, to $59.2 million for the first three quarters of fiscal 2006 compared to $55.6 million for the comparable prior year period. Customs brokerage net revenue increased primarily as a result of organic growth in our Africa and Europe regions.
Contract logistics net revenue increased $88.6 million, or 48%, to $272.7 million for the first three quarters of fiscal 2006 compared to $184.1 million for the first three quarters of fiscal year 2005. This increase resulted primarily from organic growth, which was driven primarily by new business, and the impact of our acquisitions, including Concentrek and Perfect Logistics in the current year and IHD and Unigistix which were acquired in the prior year.
Other net revenue, which includes revenue from our other supply chain management services including transportation management and outsourced distribution services, increased $15.5 million, or 25%, to $77.9 million for the first three quarters of fiscal 2006 compared to $62.4 million for the first three quarters of fiscal 2005. This increase was primarily due to organic growth in our Africa and Americas regions.
Staff costs increased $86.1 million, or 30%, to $375.6 million for the first three quarters of fiscal 2006 from $289.5 million for the comparable prior year period, primarily as a result of the addition of personnel in connection with increased levels of business and, in the case of our additional sales personnel, in anticipation of further increased levels of business, as well as our acquisitions and, to a lesser degree, the impact of exchange rates as compared to the generally weakening U.S. dollar during the first three quarters of fiscal 2006 as compared to the first three quarters of fiscal 2005. Total staff costs expressed as a percentage of net revenues increased to 53% for the first three quarters of fiscal 2006 from 52% for the first three quarters of fiscal 2005. This increase when expressed as a percentage of net revenues was primarily related to our higher levels of contract logistics services for the first three quarters of fiscal 2006 when compared to the corresponding prior-year period, which typically require higher staffing levels than our other services.
Depreciation and amortization expense increased by $3.8 million, or 28%, to $17.3 million for the first three quarters of fiscal 2006 over the first three quarters of fiscal 2005 primarily due to capital spending during the first three quarters of fiscal 2006 as well as the last quarter of fiscal 2005, along with the impact of our acquisitions, and to a lesser degree, the impact of exchange rates as compared to the generally weakening U.S. dollar during the first three quarters of fiscal 2006 as compared to the first three quarters of fiscal 2005.
Other operating expenses increased by $29.9 million, or 16%, to $215.6 million in the first three quarters of fiscal 2006 compared to $185.7 million for the first three quarters of fiscal 2005. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and secondarily from the additional operating costs incurred by our acquisitions which we made during the first three quarters of fiscal 2006 as well as the IHD and Unigisix acquisitions. Less than 10% of the increase was due to the impact of exchange rates as compared to the generally weakening U.S. dollar during the first three quarters of fiscal 2006 versus the first three quarters of fiscal 2005. Included in other operating expenses for the first three quarters of fiscal 2006 are facilities and communications costs of $76.9 million compared to $60.2 million of such costs for the first three quarters of fiscal 2005, representing an increase of 28%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the first three quarters of fiscal 2006 as compared to the first three quarters of fiscal 2005. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first three quarters of fiscal 2006, selling, general and administrative costs increased 11% to $138.7 million compared to $125.5 million for the first three quarters of fiscal 2005. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity, and, to a lesser degree, the impact of our acquisitions, including IHD and Unigistix. When expressed as a percentage of net revenue, other operating expenses decreased to 30% for the first three quarters of fiscal 2006 from 33% as compared to the first three quarters of fiscal 2005 due to our efforts in holding increases in operating costs to a lower rate of growth than our growth in net revenues.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Interest income and interest expense both increased in the first three quarters of fiscal 2006 as compared to the first three quarters of fiscal 2005 by $0.3 million, or 11%, and $4.0 million, or 152%, respectively. Our interest expense increased primarily due to lower cash balances in the first three quarters of fiscal 2006 compared to the first three quarters of fiscal 2005 resulting from cash being used for our acquisitions made during the period of October 1, 2004 through October 31, 2005, as well as the earn-out payment made in our second quarter of fiscal 2006 for SLi, and to an increase in our capital lease obligations in the first three quarters of fiscal 2006 versus the first three quarters of fiscal 2005. For these reasons, we expect that our interest expense will be higher in the fourth quarter of fiscal 2006 as compared to the corresponding prior-year period.
The effective income tax rate of 29% in the first three quarters of fiscal 2006 was higher than the effective income tax rate of 27% in the prior-year comparable period and we expect this trend to continue into the fourth quarter of fiscal 2006. Our overall effective tax rate is impacted by the geographic composition of our worldwide earnings and in the first three quarters of fiscal 2005, we had a higher proportion of taxable income generated in jurisdictions with lower tax rates than in the first three quarters of fiscal 2006.
Minority interests increased, causing net income to decrease, by $1.6 million, or 96%, to $3.3 million for the first three quarters of fiscal 2006 as compared to the first three quarters of fiscal 2005 primarily due to the minority interests in the income of our South African operations which arose in December 2004 when those operations were reorganized. We expect this trend to continue into the fourth quarter of fiscal 2006.
Net income increased by $17.3 million, or 35%, to $66.2 million in the first three quarters of fiscal 2006 as compared to $48.9 million in the comparable prior year period for the reasons discussed above.
Liquidity and Capital Resources
As of October 31, 2005, our cash and cash equivalents totaled $146.4 million, representing a decrease of $31.7 million from January 31, 2005, as a result of using a net total of $20.0 million of cash in our operating, investing and financing activities and a negative impact of $11.7 million related to the effect of foreign exchange rate changes on our cash balances. Historically, we have used our internally generated net cash flow from operating activities along with the net proceeds from the issuance of ordinary shares to fund our working capital requirements, capital expenditures, acquisitions and debt service.
In the first three quarters of fiscal 2006, we generated $26.6 million in net cash from operating activities. This resulted from net income of $66.2 million plus depreciation and amortization of intangible assets totaling $20.7 million and other items totaling $3.7 million, offset by a net increase in working capital of approximately $64.0 million. The increases in trade receivables and other current assets and trade payables and other current liabilities during the first three quarters of fiscal 2006 were primarily due to increased levels of business in all of our geographic regions during the first three quarters of fiscal 2006 as compared to the comparable prior year period.
During the first three quarters of fiscal 2006, cash used for capital expenditures was $13.0 million, consisting primarily of computer hardware and software. Based on our current operations, we do not expect our capital expenditures to be significantly higher in fiscal 2006 when compared to fiscal 2005.
During the first three quarters of fiscal 2006, we used an aggregate of $46.2 million of cash for acquisitions and contingent earn-out payments, including $13.0 million and $9.2 million net of cash acquired for our acquisitions of Perfect Logistics and Concentrek, respectively, and $15.2 million for the cash portion of the earn-out payment made in connection with our acquisition of SLi. Future earn-out payment calculations may result in a significant use of cash. In the case of our acquisition of SLi, where the acquisition agreement requires the earn-out payment to be made in the form of ordinary shares at a deemed price of $15.82 per ordinary share, the sellers have accepted cash payments or a combination of cash and ordinary shares in the past and we expect that they will accept a cash payment or a combination of cash and ordinary shares for the final earn-out-payment, which, based on year-to-date results and the current share price of our ordinary shares, we expect could be in the range of $50.0 million to $60.0 million. The future earn-out payments include the remaining contingent earn-out payment calculation related to our acquisition of SLi, which is scheduled for the second quarter of fiscal 2007, two contingent earn-out payments related to our acquisition of ET Logistics which will be calculated based on a multiple of the acquired operation’s future earnings for each of the fiscal years in the two-year period ending January 31, 2008, two contingent earn-out payments related to our acquisition of Unigistix which will also be calculated based on a multiple of the acquired operation’s future earnings for each of the two twelve-month periods in the period ending October 31, 2006 and are subject to a maximum of 6.0 million Canadian dollars (equivalent to approximately $5.1 million as of October 31, 2005), the first of which we are currently in the process of calculating and expect to have that finalized in the fourth quarter of fiscal 2006, four earn-out payments related to our acquisition of Perfect Logistics which will be based on the acquired operation’s future earnings over each of the four twelve-month periods in the period ending May 31, 2009 and are subject to a cumulative maximum of approximately $5.6 million and four contingent earn-out payments, totaling at least $1.2 million and subject to a maximum of $7.5 million, related to our acquisition of Concentrek which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010. There are no contractual limits on the amounts that may be payable under the contingent earn-out payment terms for SLi or ET Logistics as they are contingent on the earnings of each of the acquired businesses; however, we anticipate that the contingent cash earn-out payments would generally be funded from our current cash balances and from cash generated from future operations.
Our financing activities during the first three quarters of fiscal 2006 provided $12.0 million of cash, primarily due to increased long-term borrowings of $13.1 million, which related primarily to our purchase of Perfect Logistics, plus $8.9 million of net proceeds from the issuance of ordinary shares, partially offset by dividends paid during the period of $4.7 million and repayments of capital lease obligations totaling $3.7 million.
Credit Facilities
We have various credit and guarantee facilities established in countries where such facilities are required for our business. At October 31, 2005 these facilities totaled $286.3 million and provided for borrowing capacities from approximately $0.1 million to $65.0 million totaling $189.9 million, and also provided for guarantees, which are a necessary part of our business, totaling $96.3 million. Our outstanding borrowings under these credit facilities totaled $92.9 million at October 31, 2005 and we had approximately $97.0 million of available, unused borrowing capacity under these facilities. Certain of these credit facilities have financial covenants, with which the company was in compliance as of October 31, 2005.
Due to the global nature of our business, we utilize a number of different financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 2.75% to 16.75% at October 31, 2005. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that is extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements. Therefore, no additional liabilities have been recorded for these guarantees in the unlikely event that the guarantor company was to be required to perform as those liabilities would be duplicative. While the majority of our borrowings are due and payable within one year, we believe we should be able to renew such facilities on commercially reasonable terms.
Our largest credit facility as of October 31, 2005 was a senior revolving credit facility agreement with Nedbank in South Africa (Nedbank SA), which provides for an aggregate credit facility of 480.0 million South African rands (equivalent to approximately $71.6 million as of October 31, 2005). Of this facility, approximately $37.3 million is available for overdrafts, $22.4 million is available for guarantees and standby letters of credit, $10.4 million is available for capital leases and $1.5 million is available for foreign exchange contracts. As with our Nedbank Limited facility in the United Kingdom (Nedbank UK) (discussed below) and with other facilities we have had with Nedbank in the past, this facility is available on an ongoing basis until further notice, subject to Nedbank SA’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank SA. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.
Our second largest credit facility as of October 31, 2005 was a senior revolving syndicated credit facility agreement between certain of our subsidiaries in the United States and LaSalle Bank National Association as agent, and various other lenders, which provides for up to $65.0 million of borrowings based on a formula of eligible accounts receivable primarily for use in our operations in the United States. In September 2005 we amended this facility to increase the aggregate borrowing availability to $65.0 million from $50.0 million and to modify certain financial covenants, as well as certain other changes. The credit facility is secured by substantially all of the assets of our U.S. subsidiaries as well as a pledge of the stock of the U.S. subsidiaries. This credit facility matures in August 2007 and contains financial and other covenants and restrictions applicable to our U.S. operations and a change of control provision applicable to changes at the U.S. holding company level. This agreement limits the right of the U.S. operating company to distribute funds to holding companies.
As of October 31, 2005, we also had a credit facility with Nedbank UK, totaling $60.0 million. We entered into this credit facility in September 2005 as a replacement for our prior credit facility with Nedbank UK which was denominated in British pounds sterling. This facility is primarily used for guarantees and standby letters of credit to secure banking facilities and for guaranteeing performance undertakings of our subsidiary companies with $6.0 million available for foreign exchange contracts. Aggregate borrowing availability under this credit facility includes a revolving short-term loan of up to $30.0 million. The facility is available on an ongoing basis until further notice, subject to Nedbank UK’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank UK. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.
We believe that with our current cash position, various bank credit facilities and operating cash flows, we have sufficient means to meet our working capital and liquidity requirements for the next twelve months as our operations are currently conducted.

Contractual Obligations
There have been no significant changes in our contractual obligations from January 31, 2005 to October 31, 2005.
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
There have been no significant changes in the company’s critical accounting policies during the first three quarters of fiscal 2006.
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

Economic conditions, including those resulting from increases in energy prices and from natural disasters, wars, civil unrest, acts of terrorism and other conflicts, may adversely affect the global economy, international trade volumes, our customers’ demand for our services and their ability to pay for our services. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse impact on our business. We expect that our revenue and results of operations will continue to be sensitive to global and regional economic conditions.
Our international presence exposes us to potential difficulties and risks associated with distant operations and to various economic, regulatory, political and other uncertainties and risks.
We conduct a majority of our business outside of the United States and we anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our international operations are directly related to and dependent on the volume of international trade and the social, economic and political conditions in various countries. For the first three quarters of fiscal 2006, approximately 62% of our net revenues were reported in our Europe, Asia Pacific and Africa regions combined and those regions accounted for approximately 68% of our total assets as of October 31, 2005. Our international operations and international commerce are influenced by many factors, including:
•	changes in economic, social and political conditions and in governmental policies,

•	changes in international and domestic customs regulations,

•	wars, civil unrest, acts of terrorism and other conflicts,

•	natural disasters,

•	changes in tariffs, trade restrictions, trade agreements and taxation,

•	difficulties in staffing, managing or overseeing international operations,

•	expropriation of our international assets,

•	limitations on the repatriation of assets, including cash,

•	different liability standards and less developed legal systems that may be less predictable than those in the United States, and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.
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
We have grown through acquisitions and we intend to pursue opportunities to expand our business by acquiring other companies in the future.
Acquisitions involve risks, including those relating to:
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
Our strategy to grow in part through acquisitions may affect our short-term cash flow and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We also may issue our ordinary shares or other securities from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of our ordinary shares or other securities that we may issue could in turn be significant. In addition, we may also grant registration rights covering those ordinary shares or other securities in connection with any such acquisitions and investments. Acquisitions completed by us have included contingent earn-out arrangements which provide for payments which may be made by us in cash which would reduce the amount of cash available to us or could cause us to incur additional indebtedness and by our issuance of additional shares resulting in an increase in the number of our outstanding shares. If we are not able to identify or acquire companies consistent with our growth strategy or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, and our operating results may be adversely affected.
We may need additional financing to fund our operations and finance our growth or we may need replacement financing, and we may not be able to obtain financing on terms acceptable to us or at all.
We may require additional financing to fund our operations and our current plans for expansion. Because our credit facilities often are limited to the country in which the facility is originated, we may require additional financing to fund our operations in countries in which we do not have existing credit facilities. In addition, when our existing credit facilities expire, we may need to obtain replacement financing. Two of our three largest credit facilities are with Nedbank, and the bank has the right to terminate these facilities at any time and cause the interest and principal outstanding under these facilities to become immediately due and payable. Additional or replacement financing may involve incurring debt or selling equity securities and there can be no assurance that additional or replacement financing will be available to us on commercially reasonable terms or at all. If we incur additional debt, the risks associated with our business could increase. If we raise capital through the sale of additional equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to obtain additional or replacement financing, our ability to fund our operations and meet our current plans for expansion will be materially adversely affected.
Restrictions and controls on investments and acquisitions outside of the United States may restrict our ability to operate in those countries.
Investments in joint ventures or businesses outside of the United States have been and will continue to be restricted or controlled to varying degrees. These restrictions or controls have and may continue to limit or preclude our investments in proposed joint ventures or business acquisitions outside of the United States or increase our costs and expenses in seeking to effect such transactions. Various governments require governmental approval prior to investments by foreign persons and limit the extent of any such investments. Furthermore, various governments restrict investment opportunities by foreign persons in some industries or may require governmental approval for the repatriation of capital and income by foreign investors. There can be no assurance that such approvals will be forthcoming in the future. There also can be no assurance that additional or different restrictions or adverse policies applicable to us or our investments in various countries will not be imposed in the future or, if imposed, as to the duration or impact of any such restrictions or policies.

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
We are dependent on our relationships with our agents and key employees in various countries around the world.
We conduct business in some countries using a local agent who can provide knowledge of the local market conditions and facilitate the acquisition of necessary licenses and permits. We rely in part upon the services of these agents, as well as our country-level executives, branch managers and other key employees, to market our services, to act as intermediaries with customers and to provide other services on our behalf. There can be no assurance that we will continue to be successful in maintaining our relationships with our agents or key employees in various foreign countries, or that we will find qualified replacements for agents and key employees who may terminate their relationships with us. Because our agents and employees may occasionally have the primary relationship with certain of our customers, we could lose some customers if a particular agent or key employee were to terminate his or her relationship with us. The loss of or failure to obtain qualified agents or employees in a particular country or region could result in the temporary or permanent cessation of our operations and/or the failure to develop our business in that country or region.
Foreign currency fluctuations could result in currency translation exchange gains or losses or could increase or decrease the book value of our assets.
Our reporting currency is the United States dollar. For the first three quarters of fiscal 2006, we derived a substantial portion of our gross revenue in currencies other than the United States dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the United States dollar could adversely affect our reported United States dollars earnings. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into United States dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results. We will experience the effects of changes in foreign currency exchange rates on our consolidated net income in the future.
Because our freight forwarding operations are dependent on commercial airfreight carriers and air charter operators, ocean freight carriers and other transportation companies, changes in available cargo capacity and other changes affecting such carriers, as well as interruptions in service or work stoppages by such carriers, may negatively impact our business.
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
Our non asset-based transportation management business is subject to a number of factors that are largely out of our control, any of which could have a material adverse effect on our results of operations.
We recently acquired Concentrek, a non-asset-based transportation management services company operating in North America, which contracts with numerous third-party carriers in all transportation modes in connection with its operations. Concentrek does not own or control the transportation assets that transport its customers’ freight and does not employ the people directly involved in transporting the freight. We do similar work on a more limited basis in other countries around the world. Our transportation management business could be materially adversely affected by numerous risks beyond our control including:
•	adverse weather and natural disasters;

•	interruptions in services or stoppages in transportation as a result of labor disputes;

•	equipment and driver shortages in the transportation industry, particularly among truckload carriers;

•	changes in governmental regulations impacting the transportation industry and unanticipated changes in transportation rates; and

•	a carrier’s failure to deliver freight pursuant to customer requirements.
In addition, from time to time the employees of these third-party carriers may be involved in accidents that result in third-party or cargo losses. Although these individuals are not our employees, claims may be asserted against us for their actions, or for any negligent performance of our responsibilities that causes our customers or third parties loss or damage and it is possible that such claims could exceed our insurance coverage in place. A material increase in the frequency and severity of claims, or unfavorable resolutions of claims, could adversely affect our operating results.
Our business is subject to seasonal trends.
Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a larger degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.
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
We experienced significant growth in revenue and operating income over the past several years. There can be no assurance that our growth rate will continue or that we will be able to effectively adapt our management, administrative and operational systems to respond to any future growth. In addition, our operating margins may be adversely affected by the expansion of our business. Slower or less profitable growth or losses would adversely affect our results of operations, which may result in a decrease in our stock price.
We may not succeed with our NextLeap strategic operating plan, and as a result our revenue and profitability may not increase.
We recently completed the fifteenth quarter of NextLeap, our five-year strategic operating plan designed to help us transition from being a global freight forwarding operator to a global integrated logistics provider offering our customers a comprehensive range of services across the entire supply chain. Under NextLeap, we are undertaking various efforts to attempt to increase the number of our customers and our revenue, improve our operating margins, and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, improve margins, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. We may not be able to successfully implement NextLeap and no assurance can be given that our efforts associated with this strategic plan will result in increased revenues, improved margins or improved profitability. If we are not able to increase our revenue or improve our operating margins in the future, our results of operations could be adversely affected.
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
We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in certain bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid.
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
Although as of January 31, 2005 we had no material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, there can be no assurances that we will be able to comply in future years with the requirements and deadlines of Section 404 of the Sarbanes-Oxley Act of 2002, particularly in light of our decentralized management structure. A reported material weakness or the failure to meet the reporting deadline of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and this loss of confidence could cause a decline in the market price of our stock.
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
We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our intellectual property rights. These protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services. Further, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As we previously disclosed, our application for the name and mark “UTi” was opposed in the United States (U.S.) Patent and Trademark Office (USPTO). Our request for reconsideration and rehearing in connection with this matter was denied by the USPTO and we filed an appeal regarding the decision in the United States Court of Appeals for the District of Columbia. No assurance can be given that our appeal will be successful. A failure to protect our intellectual property rights could result in the loss or diminution in value of such rights.
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
We have, from time to time, made payments to our customers for claims related to our services and may make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future or exceed our insurance levels. As with every insurance policy, there are limits, exclusions and deductibles that apply. In addition, significant increases in insurance costs could reduce our profitability.

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
Our air transportation activities in the United States are subject to regulation by the Department of Transportation as an indirect air carrier and by the Federal Aviation Administration (FAA). We are also subject to security measures and strict shipper and customer classifications by the Department of Homeland Security through the Transportation Security Administration (TSA). Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation, as necessary. We are accredited in each of our offices by the International Air Transport Association (IATA) or the Cargo Network Services Corporation, a subsidiary of the IATA, as a registered agent. Our indirect air carrier status is also subject to the Indirect Air Carrier Standard Security Program administered by the TSA. We are licensed as a customs broker by the United States Customs and Border Protection agency (CBP) in each United States customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing Customs-Trade Partnership against Terrorism (C-TPAT), we are subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under the Container Security Initiative, or CSI, which is administered by the CBP. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.
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
As part of our contract logistics services, we operate owned and leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various national and state environmental, work safety and hazardous materials regulations, including those in South Africa related to the pharmaceutical industry.

We may experience an increase in operating costs, such as costs for security, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. Compliance with changing governmental regulations can be expensive. No assurance can be given that we will be able to pass these increased costs on to our customers in the form of rate increases or surcharges. We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or the revocation of our operating permits and licenses.
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
We are incorporated in the British Virgin Islands. Several of our directors and executive officers reside outside the United States, and a majority of our assets are located outside the United States. As a result, we have been advised by legal counsel in the British Virgin Islands that it may be difficult or impossible for our shareholders to effect service of process upon, or to enforce judgments obtained in United States courts against, us or certain of our directors and executive officers, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States.
Because we are incorporated under the laws of the British Virgin Islands, it may be more difficult for our shareholders (members) to protect their rights than it would be for a shareholder of a corporation incorporated in another jurisdiction.
Our corporate affairs are governed by our Memorandum and Articles of Association and by the International Business Companies Act (Cap 291) of the British Virgin Islands. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders (members) differ from those that would apply if we were incorporated in the United States or another jurisdiction. The rights of shareholders under British Virgin Islands law are not as clearly established as are the rights of shareholders in many other jurisdictions. Thus, you may have more difficulty protecting your interests in the face of actions by our board of directors or our principal shareholders than you would have as shareholders of a corporation incorporated in another jurisdiction.
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
Provisions of our Memorandum and Articles of Association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our ordinary shares. Provisions in our Memorandum and Articles of Association may delay, deter or prevent other persons from attempting to acquire control of us. These provisions include:
•	the authorization of our board of directors to issue preference shares with such rights and preferences determined by the board, without the specific approval of the holders of ordinary shares;

•	our board of directors is divided into three classes, each of which is elected in a different year;

•	the prohibition of action by the written consent of the shareholders;

•	the establishment of advance notice requirements for director nominations and other proposals by shareholders for consideration at shareholder meetings; and

•	the requirement that the holders of two-thirds of the outstanding shares entitled to vote at a meeting are required to approve changes to specific provisions of our Memorandum and Articles of Association including those provisions described above and others which are designed to discourage non-negotiated takeover attempts.
In addition, our Memorandum and Articles of Association permit special meetings of the shareholders to be called only by our board of directors upon a resolution of the directors or by the directors upon the written request of holders of more than 50 percent of our outstanding voting shares. Provisions of British Virgin Islands law to which we are subject could substantially impede the ability of our shareholders to benefit from a merger, takeover or other business combination involving us, discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, and impede the ability of our shareholders to change our management and board of directors.
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
Interest Rate Risk
We are subject to changing interest rates because our debt consists primarily of short-term working capital lines with variable interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading or speculative purposes.
As of October 31, 2005, there had been no material changes in our exposure to market risks since January 31, 2005 as described in our annual report on Form 10-K for the fiscal year ended January 31, 2005 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies and interest rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the fiscal year ended January 31, 2005.

Item 4. Controls and Procedures
As of October 31, 2005, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report at providing reasonable assurance that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act. No change in the company’s internal control over financial reporting has occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. We are not aware of any material legal proceedings instituted against us during the third quarter of fiscal 2006 or of any material developments in any of the legal proceedings previously disclosed under Part I. Item 3. “Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended January 31, 2005 or our subsequent reports and filings, on file with the Securities and Exchange Commission.
Item 5. Other Information
On September 19, 2005, the company entered into a credit facility agreement (the Agreement) with Nedbank UK. The Agreement provides the company with a multi-currency, multi-option facility in the aggregate principal amount of $60.0 million or its equivalent in any other currency or currencies at the discretion of Nedbank UK. The facility is primarily used for guarantees and standby letters of credit to secure banking facilities and for guaranteeing performance undertakings of the company’s subsidiaries, with $6.0 million available for foreign exchange contracts. Aggregate borrowing availability includes a revolving short-term loan of up to $30.0 million. The Agreement replaced our prior credit facility with Nedbank UK, which was denominated in British pounds sterling and terminated on September 19, 2005, and the credit facility is available on an ongoing basis until further notice, subject to Nedbank UK’s credit review procedures and may be terminated by the bank at any time. This description of the Agreement is qualified in its entirety by reference to the terms of the Agreement, which is attached hereto as Exhibit 10.4 and incorporated herein by reference.
On October 25, 2005, pursuant to the authority granted to the company’s Board of Directors by the company’s Memorandum of Association, the Board voted to amend and restate the Amended and Restated Articles of Association of the Company (as so amended and restated, the Articles). The Articles were filed in the Registry of Corporate Affairs of the British Virgin Islands on October 25, 2005. In addition to other changes and clarifications, the regulations 79 and 81 of the Articles were amended to clarify the deadline and procedures for shareholder nominations of directors at both special and annual meetings. Regulation 81 of the articles was also amended to provide that any notice of a shareholders’ nomination of a director must include the information specified therein. Regulation 79(b) was amended to delete provisions which were no longer applicable to the filing of the Articles. The foregoing description of the Articles and the amendments thereto is qualified in its entirety by reference to the copy of the Amended and Restated Articles of Association which is filed as Exhibit 3.2 to the company’s Current Report on Form 8-K, dated October 25, 2005, and which is incorporated herein by reference.

Item 6. Exhibits

Exhibit		Description
3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated October 25, 2005)

3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, dated October 25, 2005)

10.1	+	2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated September 18, 2005)

10.2	+	2004 Non-Employee Directors Share Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, dated September 18, 2005)

10.3
Amendment No. 2, dated September 29, 2005, to Credit Agreement by and among UTi United States, Inc., UTi Integrated Logistics, Inc. (formerly known as Standard Corporation), UTi, Brokerage, Inc., UTi (U.S.) Holdings, Inc., UTi Services, Inc. and LaSalle Bank National Association, as administrative agent and lender, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated September 29, 2005)

10.4		Credit Facility between Nedbank Limited and UTi Worldwide Inc. dated September 19, 2005.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: December 9, 2005	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer and Director

Date: December 9, 2005	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Senior Vice President — Finance, Chief Financial Officer and Secretary Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit		Description
3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated October 25, 2005)

3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, dated October 25, 2005)

10.1	+	2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated September 18, 2005)

10.2	+	2004 Non-Employee Directors Share Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, dated September 18, 2005)

10.3
Amendment No. 2, dated September 29, 2005, to Credit Agreement by and among UTi United States, Inc., UTi Integrated Logistics, Inc. (formerly known as Standard Corporation), UTi, Brokerage, Inc., UTi (U.S.) Holdings, Inc., UTi Services, Inc. and LaSalle Bank National Association, as administrative agent and lender, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated September 29, 2005)

10.4		Credit Facility between Nedbank Limited and UTi Worldwide Inc. dated September 19, 2005.

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Compensatory arrangement.