Form 10-K
period 2006-01-31
UTi WORLDWIDE INC
filed 2006-04-17
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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
Ordinary shares, no par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, or July 31, 2005, was $1.3 billion computed by reference to the closing price of the registrant’s ordinary shares on such date, as quoted on the Nasdaq National Stock Market.
      At April 7, 2006, the number of shares outstanding of the registrant’s ordinary shares was 96,125,012.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, which is expected to be filed on or before May 31, 2006 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

UTi WORLDWIDE INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2006

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
      In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K, including, without limitation, those contained under the heading, “Risk Factors,” contained in Item 1A of this Form 10-K. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
PART I

ITEM 1.	Business
History and Development of the Company
      We are an international, non-asset-based global integrated logistics company that provides services through a network of offices and contract logistics centers. We were incorporated in the British Virgin Islands on January 30, 1995 under the International Business Companies Act as an international business company and operate under the British Virgin Islands legislation governing corporations. The address and telephone number of our registered office are 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands and (284) 494-4567, respectively. Our registered agent is Midocean Management and Trust Services (BVI) Limited, 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands. We can also be reached through UTi, Services, Inc., 19500 Rancho Way, Suite 116, Rancho Dominguez, CA 90220 USA.
      We formed our current business from a base of three freight forwarders which we acquired between 1993 and 1995. Currently, we operate a global network of freight forwarding and domestic road transportation offices in 285 cities and we have over 130 logistics centers under management, in a total of 62 countries. In addition, we serve our customers in 78 additional countries through approximately 151 independent agent-owned offices, of which 131 offices are exclusive agents and 20 are non-exclusive agents. Our business is managed from nine principal support offices in Amsterdam, Frankfurt, Hong Kong, Johannesburg, London and Sydney and in the United States in Los Angeles, California, Columbia, South Carolina and Portland, Oregon.

Industry
      The global integrated logistics industry consists of air and ocean freight forwarding, contract logistics, distribution, inbound logistics, truckload brokerage, warehousing and supply chain management. We believe that companies in our industry must be able to provide their customers with integrated, global supply chain solutions. Among the factors that we believe are impacting our industry are the outsourcing of supply chain activities, increased global trade and sourcing, increased demand for time definite delivery of goods, and the need for advanced information technology systems that facilitate real-time access to shipment data, customer reporting and transaction analysis. Furthermore, as supply chain management becomes more complicated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners that are familiar with their requirements, processes and procedures and that can provide services globally. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect to result in further industry consolidation.
      We seek to use our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our customers’ visibility into their supply chains while reducing their logistics costs.
Acquisitions
      As a key part of our growth strategy, we continuously evaluate acquisition opportunities in all the markets in which we operate as we seek to continue expanding our service offerings. During the year ended January 31, 2006, we completed several acquisitions of companies and businesses, including Concentrek, Inc., Maertens International N.V. and Perfect Logistics Co., Ltd. In March 2006, we acquired Market Industries Ltd. These acquisitions, along with our other acquisitions over the past five years, have had, and will have, a significant effect on the comparability of our operating results over the respective prior periods. Historically, we have financed acquisitions with a combination of cash from operations and borrowings. We may borrow additional money in the future to finance acquisitions. From time to time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to those potential acquisition targets. Readers are urged to read carefully all cautionary statements contained in this Form 10-K relating to acquisitions, including, without limitation, those contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.
      During our fiscal year ended January 31, 2006, effective October 1, 2005, we acquired 100% of the issued and outstanding shares of Concentrek, Inc., which we refer to as Concentrek, a third-party provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan. Effective July 1, 2005, we acquired the business and net assets of Maertens International N.V., which we refer to as Maertens, a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables. Effective June 1, 2005, we acquired 100% of the issued and outstanding shares of Perfect Logistics Co., Ltd., which we refer to as Perfect Logistics, a third-party contract logistics provider and customs broker headquartered in Taiwan. Also, effective May 1, 2005, we acquired the assets and ongoing contract logistics business of a small transportation management provider in New Zealand and it acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., which we refer to as Ilanga, a South African company, of which we had already owned 50%, and UTi Egypt Limited, of which we had already owned 55%. Effective May 31, 2005, we acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., our Israeli subsidiary. Effective December 29, 2005, the company acquired 100% of the outstanding shares of Logica GmbH and Logica Services Gmbh, which we collectively refer to as Logica.
      In addition, during June 2005, we made the fourth earn-out payment to the sellers of Grupo SLi and Union, SLi, which we refer to collectively as SLi, which was acquired in January 2002, during December 2005, we made the first of two earn-out payments to the sellers of Unigistix Inc., which we refer to as Unigistix, and during April 2005, we made the first of four earn-out payments to the sellers of ET Logistics, S.L., which we refer to as ET Logistics.

      Subsequent to January 31, 2006, effective March 7, 2006, we acquired 100% of the issued and outstanding shares of Market Industries, Ltd. and its subsidiaries, branded under the trade name Market Transport Services, which we refer to as Market Transport. Market Transport is a third-party provider of logistics services and multi-modal transportation capacity solutions specializing in truck brokerage headquartered in Portland, Oregon.
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
Business Overview
      Through our supply chain planning and optimization services, we assist our clients in designing and implementing solutions that improve the predictability and visibility and reduce the overall costs of their supply chains. Our primary services include air and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services, including consulting, the coordination of purchase orders and customized management services.

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

Airfreight forwarding services accounted for approximately 43%, 45% and 48% of our consolidated gross revenues for the years ended January 31, 2006, 2005 and 2004, respectively (which we refer to as fiscal 2006, 2005 and 2004, respectively), and approximately 30%, 33% and 33% of our fiscal 2006, 2005 and 2004 consolidated net revenues, respectively. Ocean freight forwarding services accounted for approximately 30%, 30% and 24% of our fiscal 2006, 2005 and 2004 consolidated gross revenues, respectively, and approximately 12%, 13% and 13% of our fiscal 2006, 2005 and 2004 consolidated net revenues, respectively.

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

In June 2005, we acquired Perfect Logistics, a third-party contract logistics provider and customs broker headquartered in Taiwan, which increased our contract logistics capabilities and customer base in our Asia Pacific region.

Contract logistics services accounted for approximately 16%, 14% and 15% of our fiscal 2006, 2005 and 2004 consolidated gross revenues, respectively, and approximately 39%, 33% and 32% of our fiscal 2006, 2005 and 2004 consolidated net revenues, respectively.

•	Customs Brokerage. As part of our integrated logistics services, we provide customs brokerage services in the United States (U.S.) and most of the other countries in which we operate. Within each country, the rules and regulations vary, along with the level of expertise that is required to perform the customs brokerage services. We provide customs brokerage services in connection with a majority of the shipments which we handle as both an airfreight and ocean freight forwarder. We also provide customs brokerage services in connection with shipments forwarded by our competitors. In addition, other companies may provide customs brokerage services in connection with the shipments which we forward.

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

Customs brokerage services accounted for approximately 3%, 3% and 5% of our fiscal 2006, 2005 and 2004 consolidated gross revenues, respectively, and approximately 8%, 10% and 11% of our fiscal 2006, 2005 and 2004 consolidated net revenues, respectively.

•	Other Supply Chain Management Services. We also provide a range of other supply chain management services, such as domestic road transportation, truck brokerage, warehousing services, consulting, order management, planning and optimization services, outsourced management services, developing specialized customer-specific supply chain solutions, and customized distribution and inventory management services. We receive fees for the other supply chain management services that we perform.

In October 2005, we acquired Concentrek, a third-party provider of transportation management and other supply chain solutions and subsequent to fiscal year 2006, we acquired Market Transport, a third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage. These acquisitions are expected to increase our gross and net revenues for our other supply chain management services in the future as compared to our historic results.

Following our acquisition of Market Transport, we now offer a range of services in North America of domestic transportation services, including dedicated transportation and truckload brokerage through an asset-light business model, which features a network of agents, broker affiliates, owner-operators and selected company-owned assets.

Other supply chain management services accounted for approximately 8% of each of our fiscal 2006, 2005 and 2004 consolidated gross revenues, and approximately 11% of each of our fiscal 2006, 2005 and 2004 consolidated net revenues.

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
      We conduct a majority of our business outside of the U.S. and we anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our global operations are directly related to and are dependent upon the volume of international trade and are subject to various factors, risks and uncertainties, including those included in Part I, Item 1A of this report appearing under the caption, “Risk Factors.”
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
Sales and Marketing
      To market our services, we produce customized supply chain solutions that provide the logistics services our clients require. We use our planning and optimization systems to identify the needs of our customers and to develop supply chain solutions tailored to our customers’ industry-specific requirements. In this way, we attempt to become our customers’ primary logistics partner for supply chain services, thereby increasing the range and volume of transactions and services provided to our clients. For fiscal 2006, no single customer accounted for more than 3% of our gross revenue.
      We market our services through an organization consisting of approximately 580 full-time salespersons who receive assistance from our senior management and regional and local managers. Our four principal geographic regions are Europe, the Americas, Asia Pacific and Africa, and each regional manager is responsible for the financial performance of his or her region. In connection with our sales process and in order to serve the needs of our clients, some of which desire only our freight forwarding and contract logistics services and for others who desire a wider variety of our supply chain solutions services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing individually our air and ocean freight forwarding, contract logistics and customs brokerage services and the other group focuses on marketing all our supply chain solutions services.
      In addition, Market Transport markets our truck brokerage services primarily through 130 independent affiliate offices located in 34 states in the U.S. and in three Canadian provinces. Independent affiliates are trained by Market Transport at our Medford, Oregon facility where they are trained on customer service skills and the use of Market Transport Services propriety freight brokerage software. Independent affiliates receive commissions from Market Transports based on the independent affiliate’s net revenues.
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

      The requirements imposed by our large volume global accounts often limit the competition for these accounts to large freight forwarders, third-party logistics providers and integrated carriers with global operations. Our global solutions sales and marketing teams also target companies operating in specific industries with unique supply chain requirements, such as the pharmaceutical, retail, apparel, chemical, automotive and high technology electronics industries.
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
      Following the acquisition of Market Transport, we have expanded our presence in the competitive and fragmented domestic transportation services business in North America. With respect to the services provided in this niche, we compete primarily with truckload carriers, intermodal transportation service providers, less-than-truckload carriers, railroads and third party broker carriers. We compete in this niche primarily on the basis of service, efficiency and freight rates.
      Generally, we believe that companies in our industry must be able to provide their customers with integrated, global supply chain solutions. Among the factors that we believe are impacting our industry are the outsourcing of supply chain activities, increased global trade and sourcing, increased demand for time definite delivery of goods, and the need for advanced information technology systems that facilitate real-time access to shipment data, customer reporting and transaction analysis. Furthermore, as supply chain management becomes more complicated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners that are familiar with their requirements, processes and procedures and that can provide services globally.
      We seek to compete in our industry by using our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our customers’ visibility into their supply chains while reducing their logistics costs.
Information Technology Systems
      Our eMpower suite of supply chain technology systems is based on an open architecture design. eMpower facilitates the online operations of our supply chain activities, allows our offices and agents to link to our supply chain visibility system and offers our customers real-time, web-based access to detailed levels of inventory product and shipment data, customized reporting and analysis and easy integration with their technology systems. eMpower5, our next generation of eMpower provides pilot customers with a customizable web portal, along with powerful supply chain visibility tools for managing their integrated end-to-end supply chains, whether at rest or in motion, at the order, stock keeping unit (SKU) or item level.
      Within eMpower are various supply chain information systems, including the following:

•	uOp, which is used by our offices and agents as a local operating system for air and ocean freight import and export documentation, customs brokerage and accounting functions that feed shipment and other customer data into our global information systems;

•	uOrder, which assists our clients with order management;

•	uTrac, which provides our clients with supply chain visibility, enabling them to track shipments of goods and materials,

•	uWarehouse, which enables our clients to track the location and status of goods and materials; it is a warehouse management system package provided by SSA Globaltm and integrated into eMpower;

•	uClear, which provides visibility into customs clearance transactions for our customers;

•	uAnalyze, which assists us and our clients with isolating the factors causing variability in transit times;

•	uReport, which provides clients with customized reports;

•	uConnect, which enables the electronic transfer of data (EDI) between our systems and those of our clients and also integrates our internal applications;

•	uPlan, which is a suite of selected planning and optimization software developed by i2 Technologies;

•	uDistribute, which enables tracking of goods and materials within domestic distribution networks; and

•	uShip, which enables clients to initiate shipping transactions and alert these directly to our origin offices.
      In addition to our various supply chain information systems, our information system also includes Enterprise Information Portal, which enables the online interaction and collaboration between internal business entities and facilitates the integration of corporate acquisitions.
Intellectual Property
      We have applied for federal trademark or service mark registration of the marks UTi and Inzalo. The mark UTi has been or is currently being registered in selected foreign countries. Our application for the name and mark UTi has been opposed in the U.S. Patent and Trademark Office, and our request for reconsideration and rehearing in connection with the matter was denied. Our request for reconsideration and rehearing in connection with this matter was denied by the USPTO and we filed an appeal regarding the decision in the United States Court of Appeals for the District of Columbia. No assurance can be given that our appeal will be successful. We have no patents nor have we filed any patent applications. While we may seek further trademarks or service marks and perhaps patents on inventions or processes in the future, we believe our success depends primarily on factors such as the skills and abilities of our personnel rather than on any trademarks, patents or other registrations we may obtain.
Government Regulation
      Our airfreight forwarding business in the U.S. is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although airfreight forwarders are exempted from most of this Act’s requirements by the applicable regulations. Our airfreight forwarding business in the U.S. is also subject to regulation by the Transportation Security Administration. Our indirect air carrier status is registered and in compliance with the Indirect Air Carrier Standard Security Program Change 3 mandated by Department of Homeland Security regulations. To facilitate compliance with “known shipper” requirements, we are part of a national database which helps delineate shipper status for security purposes. Our foreign airfreight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The airfreight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.
      The Federal Maritime Commission regulates our ocean freight forwarding and non-vessel operating common carrier operations to and from the U.S. The Federal Maritime Commission licenses intermediaries (combined ocean freight forwarders and non-vessel operating common carrier operators). Indirect ocean carriers are subject to Federal Maritime Commission regulation, under this Commission’s tariff publication and surety bond requirements, and under the Shipping Act of 1984 and the Ocean Reform Shipping Act of 1998, particularly those terms proscribing rebating practices. For ocean shipments not originating or terminating in the U.S., the applicable regulations and licensing requirements typically are less stringent than those that originate or terminate in the U.S.
      We are licensed as a customs broker by the U.S. Customs and Border Protection of the Department of Homeland Security (CBP) in United States’ customs districts in which we do business. All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing Customs-Trade Partnership Against Terrorism (C-TPAT), we are also subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under the Container Security Initiative, which is administered by the CBP. Since February 1, 2003, we have been submitting manifests automatically to U.S. Customs from foreign ports 24 hours in advance of vessel departure. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.
      We must comply with export regulations of the U.S. Department of State, including the International Traffic in Arms Regulations, the U.S. Department of Commerce and the CBP regarding what commodities are shipped to what destination, to what end-user and for what end-use, as well as statistical reporting requirements.
      Some portions of our warehouse operations require authorizations and bonds by the U.S. Department of the Treasury and approvals by the CBP. We are subject to various federal and state environmental, work safety and hazardous materials regulations at our owned and leased warehouse facilities. Our foreign warehouse operations are subject to the regulations of their respective countries.
      Certain of our U.S. trucking and truck brokerage operations are subject to regulation by the Federal Motor Carrier Safety Administration (the FMCSA), which is an agency of the U.S. Department of Transportation, and by various state agencies. The FMCSA has broad regulatory powers with respect to activities such as motor carrier operations, practices and insurance. Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Subject to federal and state regulation, we may transport most types of freight to and from any point in the United States. The trucking industry is subject to possible regulatory and legislative changes (such as the possibility of more stringent environmental, safety or security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or the cost of providing truckload services.
      We are subject to a broad range of foreign and domestic environmental and workplace health and safety requirements, including those governing discharges to air and water and the handling and disposal of solid and hazardous wastes. In the course of our operations, we may be asked to store, transport or arrange for the storage or transportation of substances defined as hazardous under applicable laws. If a release of hazardous substances occurs on or from our facilities or while being transported by us or our subcontracted carrier, we may be required to participate in, or have liability for, the remedy of such release. In such case, we also may be subject to claims for personal injury and natural resource damages.
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
Employees
      At January 31, 2006, we employed a total of 16,245 persons. A breakdown of our employees by region is as follows:

Europe	2,731
Americas	5,815
Asia Pacific	2,553
Africa	5,030
Corporate	116

Total	16,245

      In March 2006, our number of employees increased by approximately 600 employees due to the acquisition of Market Transport.
      Approximately 1,850 of our employees are subject to collective bargaining arrangements in several countries, but primarily in South Africa, which are renegotiated annually. We believe our employee relations to be generally good.
Executive Officers and Other Senior Managers of Registrant
      Our executive officers are as follows:

Name	Age	Position

Roger I. MacFarlane	61	Chief Executive Officer and Director
Matthys J. Wessels	60	Vice Chairman of the Board of Directors, Chief Executive Officer – African Region and Director
Alan C. Draper	53	Executive Vice President, President – Asia Pacific Region and Director
John S. Hextall	49	Executive Vice President – Global Leader of Client Solutions and Delivery
Gene Ochi	56	Executive Vice President – Global Leader of Client Solutions Development
Lawrence R. Samuels	49	Senior Vice President – Finance, Chief Financial Officer and Secretary
Linda C. Bennett	55	Senior Vice President and Chief Information Officer
Michael K. O’Toole	61	Vice President – Global Forwarding Operations
      Roger I. MacFarlane has served as our Chief Executive Officer since May 2000 and has been a director since our formation in 1995. From 1995 to April 2000, Mr. MacFarlane served as our Chief Executive Officer of the Americas Region and was responsible for overseeing our operations in North and South America. From 1993 to 1995, Mr. MacFarlane served as the Chief Executive Officer of the Americas Division of one of our predecessor corporations, and was responsible for overseeing its operations in North and South America. From 1987 to 1993, Mr. MacFarlane served in various executive capacities, including Joint Chief Executive for BAX Global, an international freight forwarder and a subsidiary of Deutsche Bahn AG, a German company. From 1983 to 1987, Mr. MacFarlane served as a director and held various executive positions, including Chief Executive Officer, for WTC International N.V., an international freight forwarder that was acquired by BAX

Global in 1987. Mr. MacFarlane received a Bachelor of Arts degree and an L.L.B. degree from the University of Cape Town.
      Matthys J. Wessels was appointed Vice Chairman of the Board of Directors in May 2004. Prior to that, Mr. Wessels served as our Chairman of the Board of Directors from January 1999 until May 2004 and has been our Chief Executive Officer – African Region and a director since our formation in 1995. Mr. Wessels served as our Chief Executive Officer from 1998 to April 2000. From 1987 until January 2006, Mr. Wessels served as Chairman of United Service Technologies Limited, which we refer to as Uniserv, a company which was publicly listed on the JSE Securities Exchange South Africa until December 2004. From 1984 to 1987, Mr. Wessels served in various executive capacities for WTC International N.V. When the South African interests of WTC International N.V. were separated from its other operations in 1987, Mr. Wessels continued as the Chief Executive Officer of the South African operations until these operations were combined with Uniserv later that year. Mr. Wessels received a Bachelor of Science degree from the University of Natal and an M.B.A. from the University of Cape Town.
      Alan C. Draper has served as our President – Asia Pacific Region since January 1996, an Executive Vice President since May 2000 and a director since our formation in 1995. From 1993 to 1996, Mr. Draper served as the Senior Vice President Finance of one of our predecessor corporations. From 1990 to 1994, Mr. Draper served as President of Transtec Ocean Express Company, an international ocean freight forwarding company, which was also one of our predecessors. From 1987 to 1990, Mr. Draper served as the Managing Director of BAX Global (UK) and was responsible for its activities in Europe. From 1983 to 1987, Mr. Draper served in various executive capacities for WTC International N.V. Mr. Draper, as a Rhodes Scholar, graduated with a Masters of Philosophy from Oxford University and an Alpha Beta pass. Mr. Draper received a Bachelor of Commerce degree from the University of Natal and is a qualified chartered accountant in South Africa. On March 29, 2006, Mr. Draper announced his plans to retire from his executive and director positions with the company effective June 30, 2006.
      John S. Hextall was appointed as Executive Vice President – Global Leader of Client Solutions and Delivery in March 2006. Prior to that, Mr. Hextall served as President of our Europe Region since May 2001. In June 2004, the duties of President of the Americas Region for Freight Forwarding were added to Mr. Hextall’s responsibilities. From March 2000 to May 2001, Mr. Hextall served as Managing Director Atlantic Region. From 1997 to 2000, Mr. Hextall served as the Managing Director of UTi Worldwide (U.K.) Ltd., one of our subsidiaries. From 1993 to 1997, Mr. Hextall served as the Managing Director of UTi Belgium N.V., one of our subsidiaries. Mr. Hextall received a Bachelor of Science Combined Honours degree in Transport Planning & Operations from the University of Aston, Birmingham, United Kingdom.
      Gene Ochi was appointed as Executive Vice President – Global Leader of Client Solutions Development in March 2006. Prior to that, Mr. Ochi served as our Senior Vice President – Marketing and Global Growth since 1998. From 1993 to 1998, Mr. Ochi served as the Regional Vice President, Western U.S.A., of UTi, United States, Inc., one of our subsidiaries. From 1989 to 1992, Mr. Ochi served as the Senior Vice President of Marketing of BAX Global. From 1982 to 1989, Mr. Ochi served in various executive capacities for Flying Tigers, a cargo airline. From 1979 to 1982, Mr. Ochi served as the Vice President of Marketing for WTC Air Freight. Mr. Ochi received a Bachelor of Science degree from the University of Utah and an M.B.A. from the University of Southern California.
      Lawrence R. Samuels has served as our Senior Vice President – Finance and Secretary since 1996 and Chief Financial Officer since May 2000. Mr. Samuels also serves as our principal financial officer and our principal accounting officer. From 1993 to 1995, Mr. Samuels served as the Financial Director of, and from 1987 to 1993 as the Financial Manager of, Pyramid Freight (Proprietary) Ltd., one of our subsidiaries in South Africa. From 1984 to 1987, Mr. Samuels served as the Financial Manager of Sun Couriers, an express courier operation in South Africa. From 1982 to 1984, Mr. Samuels served as the Financial Manager for Adfreight (Pty) Ltd., an express courier operation in South Africa, which was merged into Sun Couriers in 1984. Mr. Samuels received a Bachelor of Commerce degree from the University of the Witwatersrand and is a qualified chartered accountant in South Africa.

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
      Michael K. O’Toole has served as Vice President – Global Forwarding Operations since September 2004. From May 2000 to September 2004, Mr. O’Toole served as our Vice President – Predictable Performance. From 1995 until 2000, Mr. O’Toole served in various positions within UTi, United States, Inc., including Western Regional Vice President from 1998 to 2000. From 1994 to 1995, Mr. O’Toole served as Regional Vice President of Circle International. From 1986 until 1993, Mr. O’Toole served as Vice President of Burlington Air Express. Mr. O’Toole received a Bachelor of Science degree in Economics from Portland State University.
      Our other senior managers are as follows:

Name	Age	Position

Gordon C. Abbey	53	Executive Vice President; Managing Director UTi Africa International Region
David Cheng	61	President of Greater China
Brian R. J. Dangerfield	47	President of Solutions Delivery – Asia Pacific
Carlos Escario Pascual	44	President Client Solutions – Europe, Middle East and North Africa (EMENA) Region
William T. Gates	58	Vice President; Chief Executive Officer – UTi Integrated Logistics, Inc.
Walter R. Mapham	58	Vice President; Director Strategic Services – Africa
Glenn Mills	53	President of Client Solutions – Asia Pacific Region
Graham Somerville	51	Vice President; Managing Director UTi Africa – IHD Division
Christopher Dale	46	Chief Operating Officer – UTi, United States, Inc.
Available Information
      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge through our website, http://www.go2uti.com, as soon as reasonably practicable after they are filed or furnished electronically with the SEC. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link and the contents of our website are not incorporated into this report.

ITEM 1A.	Risk Factors
      Our business and operations are subject to a number of factors, risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect our business, financial condition and future results of operations and should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the Securities and Exchange Commission (SEC). This annual report on Form 10-K, our annual report to our shareholders, any of our quarterly reports on Form 10-Q or our current reports on Form 8-K, or any other oral or written statements which we may make in a news release or otherwise may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. These forward-looking statements are often identified by the use of terms or phrases such as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” and other similar expressions. We caution readers that any forward-looking statements made by us are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Private Securities Litigation Reform Act and that a number of factors, including but not limited to those discussed below, could cause our actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

We conduct business throughout the world and our results of operations may be impacted by fluctuations in trade volumes and by global, regional and local economic conditions.
      Our business is related to and dependent on general world economic conditions, and the local, regional, national and international conditions that affect trade in the specific regions or countries that we serve. We are affected by adjustments in our clients’ inventory levels, recessionary economic cycles and downturns in our customers’ business cycles, particularly in market segments and industries such as retail, apparel, pharmaceutical, chemical, automotive and high technology electronics, where we have a significant concentration of customers.
      Economic conditions, which may be affected by natural disasters, wars, civil unrest, acts of terrorism and other conflicts, and increases in energy prices may adversely affect the global economy, trade volumes, our customers’ demand for our services and their ability to pay for our services. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse impact on our business. We expect that our revenue and results of operations will continue to be sensitive to global and regional economic conditions.

Our international presence exposes us to potential difficulties and risks associated with distant operations and to various economic, regulatory, political and other uncertainties and risks.
      We conduct a majority of our business outside of the United States and we anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our international operations are directly related to and dependent on the volume of trade and the social, economic and political conditions in various countries. For the fiscal year ended January 31, 2006, approximately 61% of our net revenues were reported in our Europe, Asia Pacific and Africa regions combined and those regions accounted for approximately 71% of our total assets as of January 31, 2006. Our international operations and international commerce are influenced by many factors, including:

•	changes in a specific country’s or region’s economic, social and political conditions or governmental policies,

•	changes in international and domestic customs regulations,

•	trade laws, tariffs, export quotas and other trade restrictions

•	difficulties in staffing, managing or overseeing foreign operations over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs,

•	expropriation of our international assets or adverse changes in tax laws and regulations,

•	limitations on the repatriation of earnings or assets, including cash,

•	different liability standards and less developed legal systems that may be less predictable than those in the United States, and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.
      The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

We have grown and plan to grow, in part, through acquisitions of other freight forwarders, transportation management businesses, customs brokers, contract logistics providers, domestic transportation and supply chain management providers. Growth by acquisitions involves risks and we may not be able to identify or acquire companies consistent with our growth strategy or successfully integrate any acquired business into our operations.
      We have grown through acquisitions and we intend to continue pursuing opportunities to expand our business by acquiring other companies and business operations in the future.
      Acquisitions involve risks, including those relating to:

•	identification of appropriate acquisition candidates or negotiation of acquisitions on favorable terms and valuations,

•	integrating accounting management information, human resources and other administrative systems to permit effective management,

•	implementing or remediating controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies,

•	possible write-offs or impairment charges resulting from acquisitions,

•	diversion of management attention,

•	retention of employees and customers, and

•	unexpected or unanticipated costs, expenses and liabilities.
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
      We may require additional financing to fund our operations and our current plans for expansion. Because our credit facilities often are limited to the country in which the facility is originated, we may require additional financing to fund our operations in countries in which we do not have existing credit facilities. In addition, when our existing credit facilities expire, we will need to obtain replacement financing. Two of our largest credit facilities are with Nedbank, and the bank has the right to terminate these facilities at any time and cause the interest and principal outstanding under these facilities to become immediately due and payable. Additional or replacement financing may involve incurring debt or selling equity securities and there can be no assurance that additional or replacement financing will be available to us on commercially reasonable terms or at all. If we incur additional debt, the risks associated with our business could increase. If we raise capital through the sale of additional equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to obtain additional or replacement financing, our ability to fund our operations and meet our current plans for expansion will be materially adversely affected.

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
      Our future performance depends, in significant part, upon the continued service of our key management personnel, including Roger MacFarlane (Chief Executive Officer), Matthys Wessels (Vice Chairman of the Board and Chief Executive Officer – African Region), John Hextall (Executive Vice President – Global Leader of Client Solutions and Delivery), Gene Ochi (Executive Vice President – Global Leader of Client Solutions Development) and Lawrence Samuels (Senior Vice President – Finance, Chief Financial Officer and Secretary). There can be no assurance that we can retain such key managerial employees. The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. In addition, Alan Draper, our Executive Vice President and President – Asia Pacific Region, announced his intention in March 2006 to retire effective June 30, 2006. No assurances can be given that our recent organizational changes in our Asia Pacific region will be successful. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure that we will be successful in our efforts.

We are dependent on our relationships with our agents, key employees and third-party carriers in various countries around the world.
      We conduct business in some countries using a local agent who can provide knowledge of the local market conditions and facilitate the acquisition of necessary licenses and permits. We rely in part upon the services of these agents, as well as our country-level executives, branch managers and other key employees, to market our services, to act as intermediaries with customers and to provide other services on our behalf. We also utilize the services of a number of third-party carriers in our truck brokerage operations. There can be no assurance that we will continue to be successful in maintaining our relationships with our agents or key employees in various foreign countries, or that we will find qualified replacements for agents and key employees who may terminate their relationships with us. Because our agents and employees may occasionally have the primary relationship with certain of our customers, we could lose some customers if a particular agent or key employee were to terminate his or her relationship with us. The loss of or failure to obtain qualified agents or employees in a particular country or region could result in the temporary or permanent cessation of our operations and/or the failure to develop our business in that country or region.

Foreign currency fluctuations could result in currency translation exchange gains or losses or could increase or decrease the book value of our assets.
      Our reporting currency is the United States dollar. For the fiscal year ended January 31, 2006, we derived a substantial portion of our gross revenue in currencies other than the United States dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the United States dollar could adversely affect our reported United States dollars earnings. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into United States dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results. We will experience the effects of changes in foreign currency exchange rates on our consolidated net income in the future.

Because our freight forwarding and truck brokerage operations are dependent on commercial airfreight carriers and air charter operators, ocean freight carriers, major U.S. railroads, other transportation companies, draymen and longshoremen, changes in available cargo capacity and other changes affecting such carriers, as well as interruptions in service or work stoppages, may negatively impact our business.
      We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major U.S. railroads, other transportation companies, draymen and longshoremen for the movement of our customers’ cargo. Consequently, our ability to provide these services for our clients could be adversely impacted by shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our non asset-based transportation management, truck brokerage and trucking businesses are subject to a number of factors that are largely beyond our control, any of which could have a material adverse effect on our results of operations.
      We recently acquired Concentrek, a non-asset-based transportation management services company, and Market Transport, a third-party logistics services and multi-modal transportation capacity solutions provider specializing in trucking and truck brokerage. These businesses could be materially adversely affected by numerous risks beyond our control including:

•	potential liability to third parties and customers as a result of accidents involving our employees, independent contractors or third party carriers,

•	increased insurance premiums or the unavailability of adequate insurance coverage,

•	dependence on independent sales agents,

•	adverse weather and natural disasters,

•	interruptions in services or stoppages in transportation as a result of labor disputes,

•	changes in fuel taxes,

•	the extremely competitive and fragmented nature of the trucking and truck brokerage industry,

•	changes in governmental regulations or legislation impacting the transportation or trucking industry and unanticipated changes in transportation rates, and

•	a carrier’s failure to deliver freight pursuant to customer requirements.
      In addition, the trucking industry periodically experiences difficulty in attracting and retaining qualified drivers, including independent contractors, and the shortage of qualified drivers and independent contractors has proven to be severe in the past few years. If we are unable to continue attracting an adequate number of drivers or contract with enough independent contractors, we could be required to significantly increase our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.

If we are required to reclassify independent contractors as employees in our trucking, truck brokerage and other carrier businesses, we may incur additional costs and taxes which could have a material adverse effect on our results of operations.
      We use a significant number of independent contractors in our trucking, truck brokerage and other carrier businesses. Currently, there are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes. In that regard, we are currently involved in a dispute with the South African Revenue Service which is attempting to claim that we are liable for approximately $15.8 million, based on exchange rates as of January 31, 2006, in employee taxes in respect of “owner drivers” used for the collection and delivery of cargo in that country. If we are required to change the classification of our independent contractors, we may incur additional costs and be required to pay additional taxes, relating to past, present and future periods, which could have a material adverse effect on our results of operations.

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
      Our operating results have fluctuated in the past and it is likely that they will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. Changes in our pricing policies and those of our competitors and changes in the shipping patterns of our customers may adversely impact our operating results. In addition, the following factors could also cause fluctuations in our operating results:

•	personnel costs,

•	costs relating to the expansion of operations,

•	costs and revenue fluctuations due to acquisitions,

•	adoption of recent accounting pronouncements,

•	pricing and availability of cargo space on airlines, ships and trucks which we utilize to transport freight,

•	fluctuations in fuel prices and fuel surcharges,

•	pricing pressures from our competitors,

•	changes in our customers’ requirements for contract logistics and outsourcing services,

•	customer discounts and credits, and

•	timing and magnitude of capital expenditures.
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

We may not succeed with our NextLeap strategic operating plan or with our next long-term strategic operating plan and, as a result, our revenue and profitability may be adversely impacted.
      We recently completed the sixteenth quarter of NextLeap, our five-year strategic operating plan designed to help us transition from being a global freight forwarding operator to a global integrated logistics provider offering our customers a comprehensive range of services across the entire supply chain. Under NextLeap, we are undertaking various efforts to attempt to increase the number of our customers and our revenue, improve our operating margins, and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, improve margins, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. In addition, we have begun the process of developing our next long-term strategic operating plan and there can be no guarantee that we will be successful in developing or implementing our next long-term plan. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement NextLeap or our next long-term strategic operating plan, we cannot give assurance that our efforts associated with these strategic plans will result in increased revenues, improved margins or improved profitability. If we are not able to increase our revenue or improve our operating margins in the future, our results of operations could be adversely affected.

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

We face intense competition in the freight forwarding, contract logistics, truck brokerage and supply chain management industry.
      The freight forwarding, contract logistics and supply chain management industry is intensely competitive and we expect it to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry. We also encounter competition from regional and local third-party logistics providers, freight forwarders and integrated transportation companies. Depending on the location of the customer and the scope of services requested, we must compete against truck brokerage niche players, including wholesalers in the pharmaceutical industry, trucking companies, and larger competitors. In addition, customers increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also face competition from air and ocean carriers, computer information and consulting firms and contract manufacturers, all of which traditionally operated outside of the supply chain management industry, but are have begun expanding the scope of their operations to include supply chain related services. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which could damage the long-term or short-term prospects of our business.

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
      We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in our credit facilities. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations.

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
      As of January 31, 2006 we had no material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, there can be no assurances that we will be able to comply in future years with the requirements and deadlines of Section 404 of the Sarbanes-Oxley Act of 2002, particularly in light of our decentralized management structure. A reported material weakness or the failure to meet the reporting deadline of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and this loss of confidence could cause a decline in the market price of our stock.

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
      We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our intellectual property rights. These protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services. Further, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. As we previously disclosed, our application for the name and mark “UTi” was opposed in the United States Patent and Trademark Office (USPTO). Our request for reconsideration and rehearing in connection with this matter was denied by the USPTO and we filed an appeal regarding the decision in the United States Court of Appeals for the District of Columbia. No assurance can be given that our appeal will be successful. A failure to protect our intellectual property rights could result in the loss or diminution in value of such rights.

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
      We are subject to a broad range of foreign and domestic (including state and local) environmental, health and safety and criminal laws and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous waste and the shipment of explosive or illegal substances. In the course of our operations, we may be asked to store, transport or to arrange for the storage or transportation of substances defined as hazardous under applicable laws. As is the case with any such operations, if a release of hazardous substances occurs on or from our facilities or equipment or from the transporter, we may be required to participate in the remedy of, or otherwise bear liability for, such release or be subject to claims from third parties whose property or person is injured by the release. In addition, if we store, transport or arrange for the storage or transportation of hazardous, explosive or illegal materials in violation of applicable laws or regulations, we may face civil or criminal fines or penalties, including bans on making future shipments in particular geographic areas. In the event we are found to not be in compliance with applicable environmental, health and safety laws and regulations or there is a future finding that our policies and procedures fail to satisfy requisite minimum safeguards or otherwise do not comply with applicable laws or regulations, we could be subject to large fines, penalties or lawsuits and face criminal liability. In addition, if any damage or injury occurs as a result of our storage or transportation of hazardous, explosive or illegal materials, we may be subject to claims from third parties, and bear liability, for such damage or injury even if we were unaware of the presence of the hazardous, explosive or illegal materials.

If we fail to comply with applicable governmental regulations, we could be subject to substantial fines or revocation of our permits and licenses and we may experience increased costs as a result of governmental regulation.
      Our air transportation activities in the United States are subject to regulation by the Department of Transportation as an indirect air carrier and by the Federal Aviation Administration. We are also subject to security measures and strict shipper and customer classifications by the Department of Homeland Security through the Transportation Security Administration (TSA). Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation, as necessary. We are accredited in each of our offices by the International Air Transport Association (IATA) or the Cargo Network Services Corporation, a subsidiary of the IATA, as a registered agent. Our indirect air carrier status is also subject to the Indirect Air Carrier Standard Security Program administered by the TSA. We are licensed as a customs broker by the CBP in each United States customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing C-TPAT, we are subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under the Container Security Initiative, or CSI, which is administered by the CBP. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.
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
      Certain of our U.S. trucking and truck brokerage operations are subject to regulation by the Federal Motor Carrier Safety Administration (the FMCSA), which is an agency of the U.S. Department of Transportation, and by various state agencies. The FMCSA has broad regulatory powers with respect to activities such as motor carrier operations, practices and insurance. Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Subject to federal and state regulation, we may transport most types of freight to and from any point in the United States. The trucking industry is subject to possible regulatory and legislative changes (such as the possibility of more stringent environmental, safety or security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or the cost of providing truckload services. We must comply with certain insurance and surety bond requirements to act in this capacity. If we were found to be out of compliance, our operations could be restricted or otherwise adversely impacted.
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

If we are not able to sell container space that we purchase from ocean shipping lines, capacity that we charter from our air carriers and utilize our truck capacity, we will not be able to recover our out-of-pocket costs and our profitability may suffer.
      As an indirect ocean carrier or non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at variable rates. As an airfreight forwarder, we also charter aircraft capacity to meet peak season volume increases for our customers, particularly in Hong Kong and other locations in Asia. We then solicit freight from our customers to fill the ocean containers and air charter capacity. When we contract with ocean shipping lines to obtain containers and with air carriers to obtain charter aircraft capacity, we become obligated to pay for the container space or charter aircraft capacity that we purchase. If we are not able to sell all of our purchased container space or charter aircraft capacity, we will not be able to recover our out-of-pocket costs for such purchase of container space or charter aircraft capacity and our results would be adversely affected. With our acquisition of Market Transport, we lease or own a number of trucks which are utilized in our trucking business. If we are unable to efficiently utilize these trucks, we will not be able to recover all of our expenses associated with operating these trucks and our results would be adversely affected.

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
      We are incorporated in the British Virgin Islands. Some of our directors and executive officers reside outside the United States, and a majority of our assets are located outside the United States. As a result, we have been advised by legal counsel in the British Virgin Islands that it may be difficult or impossible for our shareholders to effect service of process upon, or to enforce judgments obtained in United States courts against, us or certain of our directors and executive officers, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States.

Because we are incorporated under the laws of the British Virgin Islands, it may be more difficult for our shareholders to protect their rights than it would be for a shareholder of a corporation incorporated in another jurisdiction.
      Our corporate affairs are governed by our Memorandum and Articles of Association and by the International Business Companies Act (Cap 291) of the British Virgin Islands. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders differ from those that would apply if we were incorporated in the United States or another jurisdiction. The rights of shareholders under British Virgin Islands law are not as clearly established as are the rights of shareholders in many other jurisdictions. Thus, shareholders may have more difficulty protecting their interests in the face of actions by our board of directors or our principal shareholders than they would have as shareholders of a corporation incorporated in another jurisdiction.

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
      Provisions of our Memorandum and Articles of Association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our ordinary shares. Provisions in our Memorandum and Articles of Association may delay, deter or prevent other persons from attempting to acquire control of us. These provisions include:

•	the authorization of our board of directors to issue preference shares with such rights and preferences determined by the board, without the specific approval of the holders of ordinary shares,

•	our board of directors is divided into three classes, each of which is elected in a different year,

•	the prohibition of action by the written consent of the shareholders,

•	the establishment of advance notice requirements for director nominations and other proposals by shareholders for consideration at shareholder meetings, and

•	the requirement that the holders of two-thirds of the outstanding shares entitled to vote at a meeting are required to approve changes to specific provisions of our Memorandum and Articles of Association including those provisions described above and others which are designed to discourage non-negotiated takeover attempts.
      In addition, our Memorandum and Articles of Association permit special meetings of the shareholders to be called only by our board of directors upon a resolution of the directors or by the directors upon the written request of holders of more than 50% of our outstanding voting shares. Provisions of British Virgin Islands law to which we are subject could substantially impede the ability of our shareholders to benefit from a merger, takeover or other business combination involving us, discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, and impede the ability of our shareholders to change our management and board of directors.

ITEM 1B.	Unresolved Staff Comments
      None.

ITEM 2.	Properties
      As of January 31, 2006, we leased or, in a few cases, owned, 499 facilities in 61 countries. These facilities are generally comprised of office and warehouse space. In most countries, these facilities typically are located close to an airport, ocean port, or an important border crossing. Leases for our principal properties generally have terms ranging from three to ten years or more and often include options to renew. While some of our leases are month-to-month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.

      As of January 31, 2006, we leased or owned the following facilities in the regions indicated:

	Freight
	Forwarding
	Facilities		Contract
			Logistics
	Owned	Leased	Centers	Total

Europe	4	120	20	144
Americas	2	85	34	121
Asia Pacific	—	114	18	132
Africa	11	72	19	102

Total	17	391	91	499

      Included in our leased facilities are single-tenant warehouses and distribution facilities as well as shared warehouses. Approximately 5,300 square feet of our leased facilities represent single-tenant warehouses and distribution facilities under leases with a term longer than the logistics services contracts we have with our customers. In addition to the contract logistics centers reported above, we also manage 43 contract logistics centers globally for our clients within their facilities.
      With our acquisition of Market Transport in March 2006, we increased our number of facilities by 15 in the Americas region. Of the additional facilities acquired, we own three offices and terminal facilities and lease 12 offices. In addition, as a result of our acquisition of Market Transport, we also now operate within three additional client facilities in the Americas region.
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
      The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is attempting to claim that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this, and together with their expert legal and tax advisors, as we believe that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $15.8 million based on exchange rates as of January 31, 2006.
      The company is involved in litigation in Italy (in cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the company. One such claim in particular (filed on February 27, 2004 in the Court of Milan, Italy, by Locafit) was waived by the plaintiff on March 7, 2006, with no settlement payment required by us. The aggregate amount underlying all such remaining actual and potential claims, albeit duplicated in several proceedings, is approximately $11.5 million, based on exchange rates as of January 31, 2006.
      The company is one of approximately 83 defendants named in two class action lawsuits which were originally filed on September 19, 1995 and subsequently consolidated in the District Court of Brazaria County, Texas (23rd Judicial District) where it is alleged that various defendants sold chemicals that were utilized in the 1991 Gulf War by the Iraqi army which caused personal injuries to U.S. armed services personnel and their families, including birth defects. The lawsuits were brought on behalf of the military personnel who served in the 1991 Gulf War and their families and the plaintiffs are seeking in excess of $1 billion in damages. To date, the plaintiffs have not obtained class certification. The company believes it is a defendant in the suit because an entity that sold the company assets in 1993 is a defendant. The company believes it will prevail in this matter because the alleged actions giving rise to the claims occurred prior to the company’s purchase of the assets. The company further believes that it will ultimately prevail in this matter since it never manufactured chemicals and the plaintiffs have been unable thus far to produce evidence that the company acted as a freight forwarder for cargo that included chemicals used by the Iraqi army.
      The legal proceeding in connection with an alleged hijacking of several electrical generator power modules moved from Alexandria, Egypt, to Iraq (filed on September 3, 2004 in the United States District Court for the Eastern District of Pennsylvania) was settled in March 2006 under the company’s cargo liability insurance.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2006.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      On March 7, 2006, we declared a three-for-one stock split of our ordinary shares. As a result, shareholders of record as of the close of business on March 17, 2006 were entitled to receive two additional shares for each one share held on the record date, with the distribution of the additional shares occurring on March 27, 2006. Share, per share, dividend, option and restricted share unit data for all periods presented in this Form 10-K and related disclosures have been adjusted to give effect to the stock split.
Price Range of our Ordinary Shares
      Our ordinary shares trade on the Nasdaq National Market System under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows, as adjusted to give effect to the company’s three-for-one stock split effected on March 27, 2006:

	High	Low

Fiscal Year Ended January 31, 2006:
4th Quarter	$34.93	$28.08
3rd Quarter	29.07	23.76
2nd Quarter	25.23	21.18
1st Quarter	25.72	20.91
Fiscal Year Ended January 31, 2005:
4th Quarter	24.33	20.75
3rd Quarter	22.42	16.08
2nd Quarter	18.17	14.37
1st Quarter	16.07	13.39
      As of March 31, 2006, the number of holders of record of our ordinary shares was 217.
Dividend Policy
      During fiscal 2006 and fiscal 2005, we paid an annual regular cash dividend of $0.05 and $0.038 per ordinary share, respectively, as adjusted to give effect to the company’s three-for-one stock split completed on

March 27, 2006. On March 29, 2006, our board of directors declared an annual regular cash dividend of $0.06 per outstanding ordinary share, payable on May 19, 2006 to shareholders of record as of April 28, 2006. Historically, our board of directors has considered the declaration of dividends on an annual basis. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors which our board of directors deems relevant. Our articles of association provide that dividends may only be declared and paid out of “surplus” and contain certain other limitations regarding the payment of dividends in accordance with the laws of the British Virgin Islands. In addition, our bank credit facilities contain limitations on our ability to pay dividends. We intend to reinvest a substantial portion of our earnings in the development of our business and no assurance can be given that dividends will be paid to our shareholders at any time in the future.
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
      The discussion is based on current law as of the filing of this annual report. Changes in the law may alter the tax treatment of our ordinary shares, possibly on a retroactive basis. The discussion also assumes that we will not be classified as a “controlled foreign corporation” under U.S. law. See “Controlled Foreign Corporation” below.
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

Tax Consequences to U.S. Holders

Distributions
      If we make any distributions on our ordinary shares, the gross amount of any such distribution (other than in liquidation) that you receive with respect to our ordinary shares generally will be taxed to you as a dividend (i.e., ordinary income) to the extent such distribution does not exceed our current or accumulated earnings and profits, as calculated for U.S. federal income tax purposes. To the extent any distribution exceeds our earnings and profits, as calculated for U.S. federal income tax purposes, the distribution will first be treated as a tax-free return of capital to the extent of your adjusted tax basis in our ordinary shares and will be applied against and reduce such basis on a dollar-for-dollar basis (thereby increasing the amount of gain and decreasing the amount of loss recognized on a subsequent disposition of such common stock). To the extent that such distribution exceeds your adjusted tax basis, the distribution will be taxed as gain recognized on a sale or exchange of our ordinary shares. See “Sale or Other Disposition of our Ordinary Shares,” below. Because we are not a U.S. corporation, dividends paid by us to corporations are not eligible for the dividends-received deduction. A U.S. holder will not be eligible to claim a foreign tax credit against its U.S. federal income tax liability for foreign taxes paid by us unless it is a U.S. corporation owning 10% or more of our voting stock. Dividends paid with respect to our ordinary shares will generally be treated as foreign source “passive income” or, in the case of some types of U.S. holders, “financial services income,” for purposes of computing allowable foreign tax credits for U.S. foreign tax credit purposes.

Sale or Other Disposition of our Ordinary Shares
      In connection with the sale or other taxable disposition of our ordinary shares:

•	you will recognize a gain or loss equal to the difference (if any) between the U.S. dollar value of the amount realized on such sale or other taxable disposition, and your adjusted tax basis in such ordinary shares;

•	any gain or loss will be capital gain or loss and will be long-term capital gain or loss if your holding period for our ordinary shares is more than one year at the time of such sale or other disposition;

•	any gain or loss will be treated as having a United States source for U.S. foreign tax credit purposes and as a result of the foreign tax credit provisions of the Internal Revenue Code of 1986 you may be unable to claim a foreign tax credit for British Virgin Islands taxes, if any, imposed upon the sale or disposition of ordinary shares; and

•	your ability to deduct capital losses is subject to limitations.

Passive Foreign Investment Company
      We will be classified as a passive foreign investment company for U.S. federal income tax purposes if:

•	75% or more of our gross income for the taxable year is passive income; or

•	on average for the taxable year, 50% or more of our assets by value or under certain circumstances, by adjusted basis, produce or are held for the production of passive income.
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
      The passive foreign investment company rules will not apply if the U.S. holder elects to treat us as a qualified electing fund and we provide specific information required to make the election. If we were classified as a passive foreign investment company, we intend to notify U.S. holders and provide them with that information as may be required to make the qualified electing fund election effective. If the qualified election fund election is made, a U.S. holder is taxed on its pro-rata share of our ordinary earnings and net capital gain for each taxable year of the company, regardless of whether the distributions were received. The U.S. holder’s basis in the ordinary shares will be increased to reflect taxed but undistributed income. Distributions of income that had previously been taxed will result in a corresponding reduction in basis in the ordinary shares and will not be taxed again as a distribution.
      U.S. holders that own ordinary shares during any year in which we are classified as a passive foreign investment company, must file Form 8621. We urge you to consult your own U.S. tax advisor regarding the U.S. federal income tax consequences of holding our shares while classified as a passive foreign investment company.

Controlled Foreign Corporation
      If more than 50% of our shares (by vote or value) is owned, directly or indirectly, by U.S. holders, each of whom owns, or is deemed to own under certain attribution rules, 10% or more of the total combined voting power of all classes of shares of our company (for purposes of the following paragraph a “10% Shareholder”), we could be treated as a “controlled foreign corporation,” or a CFC, under Subpart F of the Code. It is unclear how controlling blocks of shares will be valued for these purposes.
      As of the date of this report, we do not believe that we qualify as a CFC; however, no assurance can be given that we will not become a CFC in the future if changes in our share ownership occur. If we become a CFC, each 10% Shareholder would be required to include in taxable income as a deemed dividend its pro rata share of certain of our undistributed income and certain investments by us in United States property, and all or a portion of the gain from the sale or exchange of our ordinary shares may be treated under Section 1248 of the Code as dividend income. Neither us nor our advisors have the duty to or will undertake to inform U.S. holders of changes in circumstances that would cause us to become a CFC. U.S. holders who may be 10% Shareholders should consult their own tax advisors concerning our possible status as a CFC.

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

British Virgin Islands Taxation
      Under the International Business Companies Act of the British Virgin Islands as currently in effect, a holder of ordinary shares who is not a resident of the British Virgin Islands is exempt from British Virgin Islands income tax on dividends paid with respect to the ordinary shares and holders of ordinary shares are not liable to the British Virgin Islands for income tax on gains realized during that year on sale or disposal of such shares; the British Virgin Islands does not impose a withholding tax on dividends paid by a company incorporated under the International Business Companies Act.
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
      The selected consolidated financial data as of January 31, 2006 and 2005, and for each of the years in the three-year period ended January 31, 2006 have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of January 31, 2004, 2003 and 2002 and for each of the years in the two-year period ended January 31, 2003 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

	Year Ended January 31,

	2006	2005	2004	2003	2002

	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Gross revenue(1)(3)	$2,785,575	$2,259,793	$1,502,875	$1,170,060	$889,786
Freight consolidation costs(1)(2)	1,819,171	1,486,012	906,734	765,270	585,227

Net revenues(2):
Airfreight forwarding	290,993	253,289	198,822	157,493	142,312
Ocean freight forwarding	118,346	98,877	75,131	66,554	58,633
Customs brokerage	78,503	75,352	65,532	61,105	54,034
Contract logistics(3)	370,714	257,141	192,969	79,517	14,957
Other	107,848	89,122	63,687	40,121	34,623

Total net revenues	966,404	773,781	596,141	404,790	304,559
Staff costs	514,752	397,765	318,727	204,971	156,005
Depreciation and amortization	21,952	19,453	14,806	11,174	9,411
Amortization of intangible assets(4)	4,690	1,980	663	198	5,339
Other operating expenses	292,946	259,132	202,874	142,942	104,134

Operating income(4)	132,064	95,451	59,071	45,505	29,670
Net income(4)	$88,424	$67,529	$44,771	$29,294	$19,158

Basic earnings per ordinary share(4)(5)	$0.94	$0.73	$0.49	$0.38	$0.25

Diluted earnings per ordinary share(4)(5)	$0.90	$0.71	$0.47	$0.37	$0.25

Cash dividends declared per ordinary share	$0.05	$0.038	$0.032	$0.025	$0.025

Number of weighted average shares used for per share calculations(5):
Basic shares	94,147	92,203	90,875	77,796	75,700
Diluted shares	98,042	95,705	94,440	79,513	76,506
BALANCE SHEET DATA:
Total assets(5)	1,258,764	1,044,667	703,341	627,075	404,611
Long-term liabilities	51,520	36,000	12,530	9,969	9,177

(1)	Gross revenue represents billings on exports to customers, plus net revenue on imports, net of any billings for value added taxes, customs duties and freight insurance premiums whereby we also act as an agent.

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

(2)	Net revenue is determined by deducting freight consolidation costs from gross revenue. Freight consolidation costs are recognized at the time the freight departs the terminal of origin.

(3)	We acquired SLi, UTi Integrated Logistics, IHD and Unigistix in January 2002, October 2002, June 2004 and October 2004, respectively. Because of these acquisitions, our contract logistics gross and net revenues have increased over our historical levels. Additional information regarding acquisitions and the impact of acquisitions is included in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Acquisitions,” in our consolidated financial statements included in this annual report.

(4)	Effective with the fiscal year ended January 31, 2003, operating income and net income, as well as basic and diluted earnings per share, exclude the effect of amortization of goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(5)	In December 2002, we sold 13,800,000 of our ordinary shares in a public offering. Net proceeds to us totaled approximately $100.0 million (after underwriting discounts and commissions and related transaction expenses).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      We are an international, non-asset-based global integrated logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage and other supply chain management services. Our business operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa and in each of these geographic segments our principal sources of income include airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics and other supply chain management services.
      Our recent growth in gross revenue and net revenue for the years ended January 31, 2006 and January 31, 2005, compared to the respective prior year period, resulted from growth which we attribute to the growth of our existing operations, our acquisitions made during the year and generally favorable exchange rates as compared to the U.S. dollar. The growth in our existing operations is attributable to serving new clients as well as the increase in business from existing clients, which we collectively refer to as organic growth.
      A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.
      In February 2002, we initiated a five-year strategic operating plan which we named NextLeap. NextLeap is our plan designed to help us transition from being a global freight forwarding operator to a global integrated logistics provider offering our customers a comprehensive and integrated range of services across the entire supply chain. NextLeap is a process of expanding and integrating our relationship with our customers and increasing the range of services we offer and provide for our clients through acquisitions and other ways, and thus cannot be measured in terms of “percentage implemented.” Under NextLeap, we are undertaking various efforts to attempt to increase our clients and revenue, improve our operating margins, and train and develop our employees. As of January 31, 2006, we have completed 16 of the 20 quarters covered by NextLeap. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage clients’ relationships, improve margins, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. In addition, we have begun the process of developing our next long-term strategic operating plan and there can be no guarantee that we will be successful in developing or implementing our next long term plan. Our industry is extremely competitive and our business is subject to numerous factors beyond our control. We may not be able to successfully implement NextLeap or our next long-term strategic operating plan, and no assurances can be given that our efforts associated with these strategic operating plans will result in increased revenues, improved margins or profitability. If we are not able to increase our revenues and improve our operating margins in the future, our results of operations could be adversely affected.

Effect of Foreign Currency Translation on Comparison of Results
      Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes will be affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower gross and net revenues reported; however, as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect will occur if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net book value of our assets. We cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

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
      Contract logistics gross revenue is recognized when the service has been provided to third parties in the ordinary course of business and net revenue excludes transportation costs incurred in providing contract logistics services. We have expanded our contract logistics services with our acquisitions of Perfect Logistics in fiscal 2006, IHD and Unigistix in fiscal 2005, UTi Integrated Logistics in fiscal 2003 and SLi in fiscal 2002.
      Other Supply Chain Management Services. We also provide a range of other supply chain management services, such as domestic road transportation, truckload brokerage, warehousing services, consulting, order management, planning and optimization services, outsourced distribution services, developing specialized customer-specific supply chain solutions, and customized distribution and inventory management services.
      Our gross revenue in these capacities includes commissions and fees earned by us and are recognized upon performance. We have expanded our range of other supply chain management services with our acquisitions of Concentrek in fiscal 2006 and Market Transport in March 2006.

Acquisitions
      As a key part of our growth strategy, we continuously evaluate acquisition opportunities in all the markets in which we operate as we seek to continue expanding our service offerings. During the year ended January 31, 2006, we completed several acquisitions of companies and businesses, including Concentrek, Maertens and Perfect Logistics. In March 2006, we acquired Market Transport. These acquisitions, along with our other acquisitions over the past five years, have had, and will have, a significant effect on the comparability of our operating results, increasing gross revenues, net revenues and expenses, over the respective prior periods and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year, will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the dates of their respective acquisitions. We consider the operating results of an acquired company during the first twelve months following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth. Historically, we have financed acquisitions with a combination of cash from operations and borrowed money. We may borrow additional money in the future to finance acquisitions. From time to time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to those potential acquisition targets.
      We cannot assure you that we will be able to consummate acquisitions in the future on terms acceptable to us, or at all, in which case our rate of growth may be negatively impacted. We may not be successful in integrating the companies we have acquired, or we acquire in the future, and may not achieve expected cost savings on the anticipated timeframe, if at all. Future acquisitions are accompanied by the risk that the liabilities of such acquired company may not be adequately reflected in the historical financial statements of such company and the risk that such historical financial statements may be based on assumptions that are incorrect or inconsistent with our assumptions. To the extent we make additional acquisitions in the future, the risks associated with our acquisition strategy will be exacerbated. Readers are urged to read carefully all cautionary statements contained in this Form 10-K relating to acquisitions, including, without limitation, those contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.
      Effective October 1, 2005, we acquired 100% of the issued and outstanding shares of Concentrek, a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9.6 million, which includes the repayment of debt of $6.9 million. In addition, there is a guaranteed minimum future earn-out payment of $1.2 million due in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7.5 million, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1.2 million due in March 2007. The final purchase price allocation has not yet been determined.
      Effective June 1, 2005, we acquired 100% of the issued and outstanding shares of Perfect Logistics, a third-party contract logistics provider and customs broker headquartered in Taiwan. The initial purchase price was approximately $13.8 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for four additional payments of up to a maximum U.S. dollar equivalent of approximately $5.6 million in total, based on the future performance of Perfect Logistics over each of the four twelve-month periods ending May 31, 2009.
      We made several smaller acquisitions in fiscal 2006. Effective July 1, 2005, we acquired the business and net assets of Maertens, a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1.1 million in cash. In addition, effective May 1, 2005, we acquired the assets and ongoing contract logistics business of a small transportation management provider in Zealand and effective December 29, 2005 and we acquired 100% of the outstanding shares of Logica, which provides contract logistics services, for $1.2 million. We acquired the remaining outstanding shares of Ilanga, a South African company, of which we had already owned 50%, and UTi Egypt Limited, of which we had already owned 55%. Effective May 31, 2005, we acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., our Israeli subsidiary.
      During June 2005, we made the fourth earn-out payment to the sellers of SLi, which was acquired in January 2002. The earn-out payment consisted of a cash payment of $15.4 million and the issuance of 626,901 ordinary shares, which increased our goodwill balance by a total of $30.3 million related to the SLi acquisition.
      During fiscal 2005 we also made a number of acquisitions. Effective October 12, 2004, we acquired 100% of the issued and outstanding shares of Unigistix, a Canadian corporation which serves customers in the telecommunications, apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions. The initial purchase price was approximately $76.6 million in cash, not including the working capital adjustment and earn-out payments. In addition to the initial payment, the terms of the acquisition agreement provide for a working capital adjustment and two additional payments of up to approximately $6.0 million Canadian dollars (equivalent to approximately $5.2 million as of January 31, 2006) contingent upon the anticipated future growth of Unigistix over each of the two twelve-month periods ending October 31, 2006. During December 2005, we paid the first of two earn-out payments to the sellers of Unigistix, which consisted of a cash payment of approximately $4.0 million. During fiscal 2006, we also made a working capital adjustment payment of approximately $1.2 million.
      Effective June 1, 2004, we acquired 100% of the issued and outstanding shares of IHD, a South African corporation. Effective November 1, 2004, we contributed IHD for a 74.9% share of a partnership formed with a South African black economic empowerment organization (BEE). The purchase price for IHD was approximately $38.6 million in cash. We subsequently entered into a partnership agreement with the BEE, in terms of which a put option was granted to the BEE whereby they have the option to put their 25.1% share of the partnership to us in 2010. The put option has been accounted for by increasing goodwill and minority interest on the balance sheet by approximately $18.5 million. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers.
      Effective February 1, 2004, we acquired 100% of the issued and outstanding shares of ET Logistics and ILEX Consulting, S.L., both of which are Spanish corporations which provide logistics services. In addition to the initial cash purchase price for ET Logistics, the acquisition agreement provided for four contingent earn-out payments which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four fiscal years in the period ending January 31, 2008 in accordance with the modified purchase agreement dated November 3, 2004. During fiscal 2006, we paid the first of four earn-out payments to the sellers of ET Logistics, which consisted of a cash payment of approximately $1.0 million. We also acquired an additional 14% of the issued and outstanding shares of PT Union Trans Internusa (Indonesia) as of February 1, 2004.
      Effective June 1, 2004 and October 28, 2004, we acquired the remaining 27% and 40% of the issued and outstanding shares of UTi (Taiwan) Limited and UTi Tasimacilik Limited, our Turkish subsidiary, respectively.
      In fiscal 2004, effective May 1, 2003 and July 1, 2003, we acquired 100% of the issued and outstanding shares of IndAir Carriers (Pvt) Ltd. (IndAir), an Indian corporation, and 50% of the issued and outstanding shares of Kite Logistics (Pty) Limited (Kite), a South African corporation, respectively. Since IHD owns the remaining 50% issued and outstanding shares of Kite, we acquired those remaining shares effective June 1, 2004 with our acquisition of IHD. Effectively 25.1% of Kite was sold on November 1, 2004 in conjunction with the contribution of IHD into a partnership, as discussed above.
      Subsequent to fiscal 2006, effective March 7, 2006, we acquired Market Transport, a privately held provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage, for approximately $197.1 million in cash, a portion of which was used to pay off Market Transport’s outstanding indebtedness. The initial purchase price is subject to certain closing, working capital and tax-

related adjustments. The acquisition of Market Transport was funded by a combination of our cash reserves and the proceeds of a $150.0 million senior secured six month term credit facility. The final purchase price allocation for this acquisition has not yet been determined.

Reorganization of South African Operations
      In fiscal 2005, we executed the documentation for a transaction designed to qualify our South African operations as black empowered under legislation enacted in South Africa. The transaction did not impact our IHD operations. Pursuant to this transaction, our subsidiary Pyramid Freight (Proprietary) Limited (which we refer to as Pyramid Freight) sold most of its South African operations to a newly-formed corporation called UTi South Africa (Proprietary) Limited (which we refer to as UTiSA). UTiSA also assumed liabilities associated with the transferred businesses.
      The businesses were transferred to UTiSA in exchange for an interest-bearing obligation pursuant to which UTiSA owes Pyramid Freight the principal sum of 680.0 million South African rand (equivalent to $111.7 million as of January 31, 2006). Under the terms of this loan, the outstanding balance bears interest at an effective annual rate of 14.5%. Three months prior to the fifth anniversary of the loan, the parties are to meet to negotiate the terms of repayment of the outstanding principal on the loan. If the parties are unable to agree on the terms of repayment, the outstanding principal and any remaining accrued and unpaid interest thereon are repayable in full on demand. UTiSA has the right to prepay the loan without penalty.
      UTiSA was formed for the purpose of this transaction and approximately 75% of its outstanding share capital is held by Pyramid Freight with the remaining approximately 25% held by the UTi Empowerment Trust, a trust registered in South Africa (which we refer to as the Empowerment Trust). The Empowerment Trust was established to provide broad-based educational benefits to UTi’s staff in South Africa and their dependants. The transaction allows the Empowerment Trust to, in substance, share in approximately 25% of the future net income of UTi’s current South Africa operations (excluding IHD) above fiscal 2005 net income levels.
      The Empowerment Trust and Pyramid Freight also entered into a shareholders agreement which provides for the method of appointing directors by the parties and contains other provisions concerning board and shareholder meetings, preemptive rights, rights of first refusal and other matters.
Discussion of Operating Results
      The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2006 and fiscal 2005 compared to the respective prior year. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in Part I, Item 1A under the heading, “Risk Factors,” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement. Our consolidated financial statements attached to this report, have been prepared in U.S. dollars and in accordance with U.S. GAAP.

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
      For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the fiscal years ended January 31, 2006 and

2005, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Year Ended January 31,

	2006			2005

	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$693,661	$209,165	$35,628	$582,428	$176,425	$27,323
Americas	698,222	373,859	33,084	562,853	286,760	22,414
Asia Pacific	854,717	136,358	42,679	681,532	109,159	34,991
Africa	538,975	247,022	45,576	432,980	201,437	30,020
Corporate	—	—	(24,903)	—	—	(19,297)

Total	$2,785,575	$966,404	$132,064	$2,259,793	$773,781	$95,451

	Change to Year Ended January 31, 2006
	from Year Ended January 31, 2005

	Amount			Percentage

	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$111,233	$32,740	$8,305	19%	19%	30%
Americas	135,369	87,099	10,670	24	30	48
Asia Pacific	173,185	27,199	7,688	25	25	22
Africa	105,995	45,585	15,556	24	23	52
Corporate	—	—	(5,606)	—	—	(29)

Total	$525,782	$192,623	$36,613	23%	25%	38%

	Year Ended January 31,

	2005			2004

	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$582,428	$176,425	$27,323	$424,457	$129,404	$11,050
Americas	562,853	286,760	22,414	449,381	252,378	15,847
Asia Pacific	681,532	109,159	34,991	430,376	86,489	25,886
Africa	432,980	201,437	30,020	198,661	127,870	17,782
Corporate	—	—	(19,297)	—	—	(11,494)

Total	$2,259,793	$773,781	$95,451	$1,502,875	$596,141	$59,071

	Change to Year Ended January 31, 2005
	from Year Ended January 31, 2004

	Amount			Percentage

	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$157,971	$47,021	$16,273	37%	36%	147%
Americas	113,472	34,382	6,567	25	14	41
Asia Pacific	251,156	22,670	9,105	58	26	35
Africa	234,319	73,567	12,238	118	58	69
Corporate	—	—	(7,803)	—	—	(68)

Total	$756,918	$177,640	$36,380	50%	30%	62%

      All of our regions reported improvements in gross and net revenues as well as in operating income for fiscal 2006 when compared to fiscal 2005.

      Our Europe region showed improvements in gross and net revenues for fiscal 2006 versus fiscal 2005 primarily due to organic growth in airfreight forwarding revenues, which were driven primarily by higher shipment volumes in our Spanish operations during fiscal 2006 compared to fiscal 2005 and to increases in our contract logistics gross and net revenues during fiscal 2006 compared to fiscal 2005. The impact of exchange rates on our gross and net revenues for our Europe region as compared to the U.S. dollar in fiscal 2006 when compared to fiscal 2005 was estimated to be less than 2%. The improvement in operating income in the Europe region in fiscal 2006 as compared to fiscal 2005 was due primarily to the benefits of network density whereby more revenues were generated in the region without a corresponding increase in the Europe region’s operating costs.
      The increase in gross and net revenues in the Americas region for fiscal 2006 as compared to fiscal 2005 was due primarily to higher gross and net revenues from our contract logistics services, resulting from both an increase in business due to organic growth and to the impact of our Unigistix and Concentrek acquisitions, which were completed in October 2004 and October 2005, respectively. During fiscal 2006, our Americas’ gross and net revenues also benefited from increased ocean freight forwarding gross and net revenues when compared to the corresponding prior year periods. These increases in ocean freight forwarding gross and net revenues were primarily driven by increased volumes in the region for fiscal 2006 when compared to the prior year as we intentionally sought to grow our ocean freight forwarding business. Additionally, our acquisition of Concentrek in October 2005 contributed to the increase in gross and net revenues in the Americas region for fiscal 2006 as compared to fiscal 2005. Our percentage increase in operating income in the Americas’ region for fiscal 2006 versus fiscal 2005 was higher than our percentage increase in net revenues during the same period as we were successful in holding the increases in operating costs to a lower rate of growth than our growth in net revenues. We expect our gross and net revenues in the Americas region to increase in the year ending January 31, 2007 (which we refer to as fiscal 2007) compared to fiscal 2006 due to our recent acquisition of Market Transport in March 2006.
      Gross and net revenues in our Asia Pacific region increased during fiscal 2006 when compared to fiscal 2005 primarily due to organic growth, resulting from higher overall export shipment volumes especially out of China and Hong Kong. Additionally, our acquisition of Perfect Logistics in June 2005 contributed to the increase in gross and net revenues in our Asia Pacific region for fiscal 2006 as compared to fiscal 2005. At the operating income line, Asia Pacific continued to be our region with the highest operating profit margin, calculated by dividing operating income for the region by net revenues for the region, reporting 31% for fiscal 2006. The higher operating profit margin in this region resulted primarily from having a lower cost structure than our other regions.
      The increases in gross and net revenues during fiscal 2006 when compared to fiscal 2005 for our Africa region resulted primarily from organic growth in all of our service lines due to increased levels of business. Contract logistics gross and net revenues for fiscal 2006 compared to fiscal 2005 also benefited from the contributions from our IHD acquisition, which was completed in June 2004. The impact of exchange rates on our gross and net revenues for this region as compared to the U.S. dollar in fiscal 2006 when compared to fiscal 2005 was estimated to be less than 1%. Our Africa region’s operating income for fiscal 2006 grew at faster rates than our growth rates for net revenues for fiscal 2006 in this region because we focused on improving our operating profit margin, calculated by dividing operating income for the region by net revenues for the region, by increasing revenues while holding costs in check so that they increase at a slower rate than net revenues.
      Because of the integrated nature of our business, with global customers being served by more than one of our geographic regions and with at least two regions often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by geographic regions.
      By service line, our total increase of $525.8 million, or 23%, in gross revenue in fiscal 2006 over fiscal 2005 was due to increases in airfreight forwarding of $196.4 million, ocean freight forwarding of $153.4 million, contract logistics of $131.5 million, other revenue of $41.1 million and customs brokerage of $3.4 million.

      We estimate that organic growth accounted for approximately $454.1 million of the aggregate increases in gross revenue for fiscal 2006 versus fiscal 2005, while the balance of the growth for the period was comprised of the impact of acquisitions and to a lesser degree, the impact of favorable exchange rates as compared to the U.S. dollar.
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
      The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Year Ended January 31,

	2006	2005	2004

Net revenues:
Airfreight forwarding	30%	33%	33%
Ocean freight forwarding	12	13	13
Customs brokerage	8	10	11
Contract logistics	39	33	32
Other	11	11	11

Total net revenues	100	100	100
Operating expenses:
Staff costs	53	51	53
Depreciation and amortization	2	3	2
Amortization of intangible assets	*	*	*
Other operating expenses	30	33	34

Operating income	14	12	10
Interest income	1	1	1
Interest expense	(1)	(1)	(1)
(Losses)/gains on foreign exchange	*	*	*

Pretax income	13	12	10
Provision for income taxes	4	3	2
Minority interests	*	*	*

Net income	9%	9%	8%

*	Less than one percent.

Year Ended January 31, 2006 Compared to Year Ended January 31, 2005
      Net revenue increased $192.6 million, or 25%, to $966.4 million for fiscal 2006 compared to $773.8 million for fiscal 2005. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling approximately $149.2 million, contributions from our acquisitions made during the current year as well as from IHD and Unigistix, which were acquired during fiscal 2005, and the impact of generally favorable exchange rates as compared to the U.S. dollar during fiscal 2006 when compared to fiscal 2005. On a constant currency basis when we translate our fiscal 2006 results using currency exchange rates in effect for fiscal 2005, we estimate that acquisitions and favorable exchange rates accounted for approximately $40.1 million and $3.3 million, respectively, of the net revenue increase for fiscal 2006 versus fiscal 2005.
      Airfreight forwarding net revenue increased $37.7 million, or 15%, to $291.0 million for fiscal 2006 compared to $253.3 million for the prior year. This increase primarily resulted from organic growth in all of our regions which totaled approximately $36.8 million and from the impact of favorable exchange rates as compared to the U.S. dollar in fiscal 2006 when compared to fiscal 2005. Our organic growth resulted primarily from higher airfreight shipment volumes in our Asia Pacific and Europe regions, which resulted in higher airfreight forwarding net revenue during fiscal 2006 when compared to fiscal 2005.
      Ocean freight forwarding net revenue increased $19.4 million, or 20%, to $118.3 million for fiscal 2006 compared to $98.9 million for fiscal 2005. This increase was due primarily to organic growth in all of our regions, but particularly noticeable in the Asia Pacific, Africa and Americas regions, resulting from higher ocean freight shipment volumes during fiscal 2006 when compared to fiscal 2005.
      Customs brokerage net revenue increased $3.1 million, or 4%, to $78.5 million for fiscal 2006 compared to $75.4 million for the prior year. Customs brokerage net revenue increased primarily as a result of organic growth in our Africa and Europe regions.
      Contract logistics net revenue increased $113.6 million, or 44%, to $370.7 million for fiscal 2006 compared to $257.1 million for fiscal 2005. This increase resulted primarily from organic growth in all our regions, but particularly noticeable in the Americas region, which was driven primarily by new business. The increase is also attributable to the impact of our acquisitions, including Perfect Logistics which we acquired in fiscal 2006 and IHD and Unigistix which were acquired in fiscal 2005. We estimate that about one-third of the increase in contract logistics net revenue for fiscal 2006 was due to the impact of these acquisitions.
      Other net revenue, which includes revenue from our other supply chain management services including transportation management and outsourced distribution services, increased $18.7 million, or 21%, to $107.8 million for fiscal 2006 compared to $89.1 million for fiscal 2005. This increase was primarily due to organic growth in our Americas and Africa regions, as well as the impact of our acquisitions of Concentrek and Maertens in the fiscal 2006. We expect our other net revenue to increase in fiscal 2007 compared to fiscal 2006 due to our recent acquisition of Market Transport in March 2006.
      Staff costs increased $117.0 million, or 29%, to $514.8 million for fiscal 2006 from $397.8 million for the prior year, primarily as a result of increased resources to accommodate the increase in business activity and the addition of personnel in connection with our acquisitions of Perfect Logistics and Concentrek in fiscal 2006 and IHD and Unigistix in fiscal 2005, which we estimated were responsible for approximately 13% of the total increase. Additionally, we added several experienced people with strong customer relationships to our sales team during fiscal 2006 and we are currently still recruiting additional salespeople. These experienced new hires are included in the staff costs for fiscal 2006 from their date of hire and will add to staff costs going forward. Furthermore, we have incurred additional staff costs due to changes made in our Brazilian management team in fiscal 2006. Stock compensation expense increased by approximately $4.6 million in fiscal 2006 compared to fiscal 2005 primarily as a result of restricted stock units issued to directors, officers and employees under our share-based compensation plans. This expense relating to retention based awards commenced in the later part of fiscal 2005 when they were allocated. These awards are expensed evenly over their vesting period. In addition, we recognized stock compensation expense in respect of performance based stock awards because it became probable in fiscal 2006 that the performance criteria would be achieved. We expect stock compensation expense to increase to approximately $12.9 million in fiscal 2007 due to the adoption of SFAS No. 123 (revised 2004), Share-Based Payment, as follows: in the first quarter ending April 30, 2006 approximately $4.9 million, approximately $2.7 million for each of the second and third quarters and approximately $2.6 million in the last quarter of fiscal 2007. We also expect staff costs to increase in fiscal 2007 due to the increase in specialized staff required for our 4asONE key initiative, which is the migration of our operational freight forwarding systems into a single operating platform and which will eventually encompass all of our operational systems. Total staff costs expressed as a percentage of net revenues increased to 53% in fiscal 2006 from 51% in fiscal 2005.

      Depreciation and amortization expense increased by $2.5 million, or 13%, to $22.0 million for fiscal 2006 over fiscal 2005 primarily due to capital spending during fiscal 2006, along with the impact of our acquisitions, and to a lesser degree, the impact of exchange rates as compared to the generally weakening U.S. dollar during fiscal 2006 as compared to fiscal 2005.
      Amortization of intangible assets expenses is expected to increase in fiscal 2007. Our recent acquisition of Market Transport, in March 2006, is expected to increase amortization of intangible assets expenses by approximately $4.0 million in fiscal 2007 from fiscal 2006, based on our preliminary purchase price allocation.
      Other operating expenses increased by $33.8 million, or 13%, to $292.9 million in fiscal 2006 compared to $259.1 million for fiscal 2005. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and secondarily from the additional operating costs incurred by our acquisitions which we made during fiscal 2006 as well as the IHD and Unigistix acquisitions. Approximately $9.8 million of the increase was due to the impact of our acquisitions. Included in other operating expenses for fiscal 2006 are facilities and communications costs of $103.0 million compared to $83.8 million of such costs for fiscal 2005, representing an increase of 23%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in fiscal 2006 as compared to fiscal 2005. The balance of the other operating expenses is comprised of selling, general and administrative costs. For fiscal 2006, selling, general and administrative costs increased 8% to $189.9 million compared to $175.3 million for fiscal 2005. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity, and, to a lesser degree, the impact of our acquisitions, including IHD and Unigistix. As we manage our business, we continue to focus on our other operating expense line items. In this regard, we set ourselves specific cost budgets and manage to these budgets by seeking to limit or even possibly reduce expenditures where possible in specific line items to offset both planned and unplanned increases in others. For example, the increases in fiscal 2006 in other operating expenses described above were partially offset by reducing, when compared to fiscal 2005, our provision for bad debts as a result of our bad debt experience and continued improvement in our accounts receivable management. When expressed as a percentage of net revenue, other operating expenses decreased to 30% for fiscal 2006 from 33% for fiscal 2005 due to our efforts in holding increases in operating costs to a lower rate of growth than our growth in net revenues. In our experience, our contract logistics operations typically incur a lower ratio of other operating expenses compared to net revenues than our other service lines, and if this service line increases as a percentage of our aggregate net revenues, we currently anticipate that other operating expenses expressed as a percentage of net revenues to decrease.
      Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Interest income and interest expense increased in fiscal 2006 as compared to fiscal 2005 by $0.8 million, or 20%, and $4.2 million, or 92%, respectively. Our interest income increased primarily as a result of higher interest rates. Our interest expense increased primarily due to higher levels of borrowings and higher interest rates in fiscal 2006 compared to fiscal 2005 resulting from cash being used for our acquisitions made during the current fiscal year, as well as the earn-out payment made in our second quarter of fiscal 2006 for SLi, and to an increase in our capital lease obligations in fiscal 2006 versus fiscal 2005.
      We anticipate our interest income to decrease in fiscal 2007 due to our expected utilization of our cash resources primarily in respect of contingent earn-out payments and our recent acquisition of Market Transport. We also expect our interest expense to increase in fiscal 2007 due to the interest expense associated with the addition of a new $150.0 million senior, secured term loan credit facility we obtained in connection with our recent acquisition of Market Transport in March 2006. We are seeking to replace the $150.0 million senior, secured term loan credit facility with an alternative long-term debt financing of up to $200.0 million, which we expect to further increase our interest expense in fiscal 2007 compared to fiscal 2006.
      Our effective income tax rate of 28% in fiscal 2006 was higher than the effective income tax rate of 27% in the prior year. Our overall effective tax rate is impacted by the geographic composition of our worldwide earnings and in fiscal 2005, we had a higher proportion of taxable income generated in jurisdictions with lower tax rates than in fiscal 2006.

      Minority interests increased, causing net income to decrease, by $1.5 million, or 55%, to $4.2 million in fiscal 2006 as compared to fiscal 2005 primarily due to the minority interests in the income of our South African operations which arose in December 2004 when those operations were reorganized. We expect this trend to continue into fiscal 2007.
      Net income increased by $20.9 million, or 31%, to $88.4 million in fiscal 2006 as compared to the prior year for the reasons listed above.

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
Liquidity and Capital Resources
      As of January 31, 2006, our cash and cash equivalents totaled $246.5 million, representing an increase of $68.4 million from January 31, 2005, as a result of generating a net amount of $72.3 million of cash in our operating, investing and financing activities offset by a negative impact of $3.9 million related to the effect of foreign exchange rate changes on our cash balances. Historically, we have used our internally generated net cash flow from operating activities along with the net proceeds from the issuance of ordinary shares to fund our working capital requirements, capital expenditures, acquisitions and debt service.
      In fiscal 2006, we generated approximately $131.0 million in net cash from operating activities. This resulted from net income of $88.4 million plus depreciation and amortization of intangible assets totaling $26.6 million and other items totaling $8.2 million, plus an increase in trade payables and other current liabilities of $61.9 million which was offset by an increase in trade receivables and other current assets of $54.1 million. The increases in trade receivables and other current assets and trade payables and other current liabilities of fiscal 2006 were primarily due to increased levels of business in all of our geographic regions during fiscal 2006 as compared to the comparable prior year period.

      During fiscal 2006, cash used for capital expenditures was approximately $17.8 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with an increase in our business operations for fiscal 2007.
      During fiscal 2006, we used an aggregate of $53.2 million of cash for acquisitions and contingent earn-out payments, including $13.1 million and $9.2 million, net of cash acquired, for our acquisitions of Perfect Logistics and Concentrek, respectively. Approximately $15.4 million of cash was used for the cash portion of the earn-out payment made in connection with our acquisition of SLi and approximately $5.2 million for the first of two earn-out payments and a working capital adjustment made in connection with our acquisition of Unigistix.
      Future earn-out payment calculations may result in a significant use of cash. In the case of our acquisition of SLi, where the acquisition agreement requires the earn-out payment to be made in the form of ordinary shares at a deemed price of $5.27 per ordinary share, the sellers have accepted cash payments or a combination of cash and ordinary shares in the past and we expect that they will accept a cash payment or a combination of cash and ordinary shares for the final earn-out-payment, which, based on year-to-date results and the current share price of our ordinary shares, we expect could be in the range of $50.0 million to $60.0 million. Future earn-out payments include the remaining contingent earn-out payment related to our acquisition of SLi, which is scheduled for the second quarter of fiscal 2007 and three remaining contingent earn-out payments related to our acquisition of ET Logistics which will be calculated based on the future performance of the acquired operation for each of the fiscal years in the three-year period ending January 31, 2008. There are no contractual limits on the amounts that may be payable under the contingent earn-out payment terms for SLi or ET Logistics as they are contingent on the earnings of each of the acquired businesses; however, we anticipate that the contingent cash earn-out payments would generally be funded from a combination of our current cash balances, cash generated from future operations and future debt financing. Our one remaining contingent earn-out payment related to our acquisition of Unigistix is to be calculated based on a multiple of the acquired operation’s future earnings for the twelve-month period ending October 31, 2006 and which is subject to a maximum of approximately 2.0 million Canadian dollars (equivalent to approximately $1.8 million as of January 31, 2006), calculated after the first payment of approximately $4.0 million made in December 2005. Our acquisition of Perfect Logistics contains four earn-out payments which will be based on the acquired operation’s future earnings over each of the four twelve-month periods in the period ending May 31, 2009 and which are subject to a cumulative maximum U.S. dollar equivalent of approximately $5.6 million. In addition, we anticipate making four contingent earn-out payments, totaling at least $1.2 million and subject to a maximum of $7.5 million, related to our acquisition of Concentrek which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and four contingent earn-out payments related to our acquisition of Logica which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and which are subject to a maximum of 10.0 million euros (equivalent to approximately $12.1 million as of January 31, 2006) and offset against the initial purchase price.
      Our financing activities during fiscal 2006 provided $11.3 million of cash, primarily due to net increased long-term borrowings of $8.2 million, which related primarily to our purchase of Perfect Logistics, plus $10.8 million of net proceeds from the issuance of ordinary shares resulting from the exercise of stock options granted to employees and directors, partially offset by dividends paid during the period of $4.7 million and repayments of capital lease obligations totaling $5.7 million. We expect to use approximately $5.7 million of cash in the second quarter of fiscal 2007 for the payment of dividends on our ordinary shares as declared by our board of directors on March 29, 2006.
      In March 2006, we completed the acquisition of Market Transport for $197.1 million in cash. The acquisition was funded by a combination of our cash reserves and the proceeds from a new $150.0 million senior secured six-month term credit facility with LaSalle Bank National Association, which we refer to as LaSalle, as agent, and various other lenders. Additional information regarding this $150.0 million senior secured six-month term credit facility is discussed in this item under “Credit Facilities.”

Credit Facilities
      We have various credit and guarantee facilities established in countries where such facilities are required for our business. At January 31, 2006, these facilities totaled $323.7 million and provided for borrowing capacities from approximately $0.1 million to $65.0 million totaling $209.6 million, and also provided for guarantees, which are a necessary part of our business, totaling $114.1 million. Our outstanding borrowings under these credit facilities totaled $95.2 million at January 31, 2006 and we had approximately $114.4 million of available, unused borrowing capacity under these facilities. Certain of these credit facilities have financial covenants, with which the company was in compliance as of January 31, 2006.
      Due to the global nature of our business, we utilize a number of different financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 0.6% to 9.5% at January 31, 2006. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that is extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements. Therefore, no additional liabilities have been recorded for these guarantees in the unlikely event that the guarantor company was to be required to perform as those liabilities would be duplicative. While the majority of our borrowings are due and payable within one year, we believe we should be able to renew such facilities on commercially reasonable terms.
      Our largest credit facility as of January 31, 2006 was a senior revolving credit facility agreement with Nedbank in South Africa (Nedbank SA), which provides for an aggregate credit facility of 480.0 million South African rands (equivalent to approximately $78.9 million as of January 31, 2006). Of this facility, approximately $41.1 million is available for overdrafts, $24.7 million is available for guarantees and standby letters of credit, $11.5 million is available for capital leases and $1.6 million is available for foreign exchange contracts. As with our Nedbank Limited facility in the United Kingdom (Nedbank UK) (discussed below) and with other facilities we have had with Nedbank in the past, this facility is available on an ongoing basis until further notice, subject to Nedbank SA’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank SA. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.
      Our second largest credit facility as of January 31, 2006 was a senior revolving syndicated credit facility agreement between certain of our subsidiaries in the United States and LaSalle, as agent, and various other lenders, which provides for up to $65.0 million of borrowings based on a formula of eligible accounts receivable primarily for use in our operations in the United States. The credit facility is secured by substantially all of the assets of our U.S. subsidiaries, excluding Market Transport and Concentrek, as well as a pledge of the stock of the U.S. subsidiaries, excluding Market Transport and Concentrek. This credit facility matures in August 2007 and contains financial and other covenants and restrictions applicable to our U.S. operations, excluding Market Transport and Concentrek, and a change of control provision applicable to changes at the U.S. holding company level. This agreement limits the right of the affected U.S. operating company to distribute funds to holding companies.
      As of January 31, 2006, we also had a credit facility with Nedbank UK, totaling $60.0 million. We entered into this credit facility in September 2005 as a replacement for our prior credit facility with Nedbank UK which was denominated in British pounds sterling. This facility is primarily used for guarantees and standby letters of credit to secure banking facilities and for guaranteeing performance undertakings of our subsidiary companies with $6.0 million available for foreign exchange contracts. Aggregate borrowing availability under this credit facility includes a revolving short-term loan of up to $30.0 million. The facility is available on an ongoing basis until further notice, subject to Nedbank UK’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank UK. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.
      Effective March 7, 2006, we entered into a new $150.0 million senior, secured term loan credit facility, which we refer to as the Bridge Facility. This credit facility matures on September 7, 2006 and contains financial and other covenants. The Bridge Facility is with a syndication of various financial institutions with LaSalle as administrative agent for the lenders. We entered into the Bridge Facility to provide short-term financing for our acquisition of Market Transport. The Bridge Facility is secured by a pledge of all the shares of Market Transport and each of its subsidiaries. Our obligations under the Bridge Facility are guaranteed by us and selected subsidiaries. At our election, amounts outstanding under the Bridge Facility bear interest at (i) the greater of LaSalle’s prime rate or the overnight federal funds rate plus 0.5%, or (ii) LIBOR plus 1.25%. To repay the Bridge Facility, we are seeking replacement alternative long-term debt financing of up to $200.0 million. In addition, we are also commencing the process of proceeding with a new $250.0 million worldwide revolving credit facility which, if completed, will replace substantially all our other existing credit facilities.
      In 2004, we filed a prospectus as part of a registration statement on Form S-3 with the SEC, using a “shelf” registration process. Under this shelf process, we may sell from time to time any combination of the securities in one or more offerings up to an aggregate dollar amount of proceeds of $250.0 million. The securities described in the prospectus include, ordinary shares, class A preferred stock, class B preferred stock, debt securities, warrants to purchase ordinary shares, warrants to purchase class A preferred stock and warrants to purchase class B preferred stock. Each time we sell securities, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential business acquisitions, including potential earn-out payments related to acquisitions.

Contractual Obligations
      At January 31, 2006, we had the following contractual obligations (in thousands):

	Payments Due By Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Bank and other long-term debt obligations(1)	$122,967	$107,517	$3,689	$4,841	$6,920
Capital lease obligations(2)	24,837	6,801	14,769	3,212	55
Operating lease obligations	216,394	60,152	79,848	47,172	29,222
Unconditional purchase obligations	5,201	5,201	—	—	—

Total	$369,399	$179,671	$98,306	$55,225	$36,197

(1)	Includes estimated interest expense based on the variable interest rates on these obligations.

(2)	Includes interest expense due to the fixed nature of interest rates on these obligations.
      The amounts in the above table do not include the $150.0 million outstanding under the Bridge Facility, which we entered into in March 2006. The Bridge Facility matures on September 7, 2006.

      We believe that with our current cash position, various bank credit facilities, operating cash flows, and the replacement alternative long-term debt financing and new revolving credit facility which we currently anticipate will be available to us, we have sufficient means to meet our working capital and liquidity requirements for the foreseeable future as our operations are currently conducted.
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

Income Taxes
      Our overall effective income tax rate is determined by the geographic composition of our worldwide taxable income, with some of our operations in countries with low effective income tax rates. Consequently our provision of tax expense on an interim basis is based on an estimate of our overall effective tax rate for the related annual period.
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

Goodwill and Other Intangible Assets
      Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net assets. Other intangible assets, with either indefinite or definite lives, include customer relationships, trade names and non-compete agreements. Intangible assets with definite lives are being amortized using the straight-line method over their estimated lives, which currently ranges from one to seventeen years. Other intangible assets with indefinite lives, including goodwill are assessed at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We complete the required impairment test annually in the second quarter, or when certain events occur or circumstances change.

Contingencies
      We are subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the company is self-insured in relation to freight related exposures or employee benefits, adequate liabilities are estimated and recorded for the portion we are self-insured. When estimates of our exposure from claims or pending or threatened litigation matters meet the recognition criteria of SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

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

Stock Split
      On March 7, 2006, our board of directors declared a three-for-one stock split of our ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006. Share, per share, stock option and restricted stock unit data for all periods presented in this report on Form 10-K, including the consolidated financial statements and related disclosures have been adjusted to give effect to the stock split.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires all companies to record compensation cost for all share-based payments (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) at fair value. This statement is effective for annual periods beginning after June 15, 2005, which, for the company, is its fiscal year beginning February 1, 2006. The statement allows companies to use the modified prospective transition method or the modified retrospective transition method to adopt the new standards. The company has selected to apply the modified prospective method in the adoption of SFAS No. 123R. The company has evaluated the requirements of SFAS No. 123R and has determined that the adoption of SFAS No. 123R will have a significant impact on the consolidated financial position, earnings per share and results of operations. The company expects compensation costs to increase to approximately $12.9 million due to the adoption of SFAS No. 123R in the initial year based on current and expected grants to be made during fiscal 2007.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle. This statement applies to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, which, for the company, is its fiscal year beginning February 1, 2006. The company has evaluated the adoption of SFAS No. 154 and determined such adoption will not have a material impact on its consolidated financial position or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity
      Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2006, the notional value of all of our open forward foreign exchange contracts was $24.0 million related to transactions denominated in various currencies, but predominantly in U.S. dollars, euros and British pounds sterling. These contracts are generally entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.
      The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in U.S. dollar equivalents at January 31, 2006 and 2005. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.
      Non-functional currency exposure in U.S. dollar equivalents is as follows (in thousands):

				Foreign Exchange
				Gain/(Loss)
				if Functional Currency

			Net Exposure	Appreciates	Depreciates
	Assets	Liabilities	Long/(Short)	by 10%	by 10%

At January 31, 2006:
U.S. dollars	$43,614	$28,832	$14,782	$1,478	$(1,478)
Euros	2,382	4,613	(2,231)	(223)	223
British pounds sterling	3,741	3,568	173	17	(17)
Hong Kong dollars	298	890	(592)	(59)	59
Other	1,820	2,427	(607)	(61)	61

Total	$51,855	$40,330	$11,525	$1,152	$(1,152)

At January 31, 2005:
U.S. dollars	$13,639	$9,306	$4,333	$433	$(433)
Euros	1,404	3,050	(1,646)	(165)	165
British pounds sterling	2,863	2,154	709	71	(71)
Hong Kong dollars	78	1,091	(1,013)	(101)	101
Other	1,391	2,005	(614)	(61)	61

Total	$19,375	$17,606	$1,769	$177	$(177)

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

      Many of our operations operate in functional currencies other than in U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized losses of $3,164 in fiscal 2006. the company has historically not attempted to hedge this equity risk.

Interest Rate Risk
      As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We have short-term and long-term debt with both fixed and variable interest rates. Sort-term debt is primarily comprised of bank lines of credit used to finance working capital requirements and the current portion of long-term debt maturing within twelve months from the balance sheet date. Generally, our short-term debt is at variable interest rates, while our long-term debt is at fixed interest rates.
      We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading or speculative purposes.

Market Rate Risk
      The fair value of our long-term bank loans approximates the carrying value at January 31, 2006 and 2005. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and was not considered material at either year-end.

ITEM 8.	Financial Statements and Supplementary Data
Consolidated Statements and Other Financial Information
      Our consolidated financial statements, along with the report of our independent registered public accounting firm thereon, are attached to this report beginning on page F-1 and are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

ITEM 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
      As of January 31, 2006, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of January 31, 2006 to ensure that material information is recorded, processed, summarized and reported by company’s management on a timely basis in the company’s reports filed under the Exchange Act. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” attached to this report beginning on page F-1 and incorporated herein by reference.
Changes in Internal Controls over Financial Reporting
      No change in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the fourth fiscal quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	Other Information
      None.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to directors, the audit committee and Section 16(a) compliance is incorporated by reference under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, from our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, which we refer to as the 2006 Proxy Statement, which will be filed within 120 days of January 31, 2006 pursuant to Regulation 14A.
      Information regarding our executive officers is included in Part I, Item 1 of this report appearing under the caption, “Executive Officers and Other Senior Managers of Registrant.”
      We have adopted a Code of Conduct and Ethics that applies to our executive officers, including the Chief Executive Officer and the Chief Financial Officer. The full text of the code is published on the company’s website at www.go2uti.com in the “Corporate Governance” section and a copy of the code will be provided to any person without charge, upon written request addressed through UTi, Services, Inc., 19500 Rancho Way, Suite 116, Rancho Dominguez, CA 90020, USA, attention: Investor Relations. In the event that we make any amendments to, or grant any waivers of, a provision of the Code of Ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, we intend to disclose such amendment or waiver on our website. Information on our website, however, does not form a part of this annual report on Form 10-K.

ITEM 11.	Executive Compensation
      The information required by this Item is incorporated by reference under the captions “Information about the Board of Directors and Committees of the Board – Compensation of Directors” and “Compensation of Executive Officers” from our 2006 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item with regard to the security ownership of certain beneficial owners and management is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” from our 2006 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans
      The following table sets forth information as of January 31, 2006 regarding the number of our ordinary shares that may be issued pursuant to our equity compensation plans:

	(a)			(c)
	Number of			Number of Securities
	Securities to be		(b)	Remaining Available for
	Issued upon		Weighted-average	Future Issuance under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options, Warrants		Options, Warrants,	Securities Reflected in
	and Rights		and Rights	Column (a))

Plan category
Equity compensation plans approved by security holders	6,865,269	(1)(2)	$10.13	4,847,847	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	6,865,269		$10.13	4,847,847

(1)	Of these shares, 16,041 are restricted share units outstanding under the 2004 Non-Employee Directors Share Incentive Plan. In addition, 284,628 are restricted share units granted as retention awards, which we refer to as the Retention Awards, and 223,392 are unvested restricted share units allocated as performance awards, which we refer to as the Performance Awards, in each case under our 2004 Long-Term Incentive Plan. Restricted share units granted under the 2004 Non-Employee Directors Share Incentive Plan generally vest and become non-forfeitable on the date immediately proceeding the annual meeting of the shareholders which follows the grant date of the restricted share units, provided that the director receiving such restricted share units is then serving as a director on such date. Receipt of such shares may be deferred under the terms of the plan. The Retention Awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the passage of time. Under the Retention Awards, 100% of the shares will vest at the end of the required retention period. The Performance Awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the satisfaction of certain performance criteria over a three year period with 100% of the shares vesting at the end of the performance period.

(2)	The amounts included in the table above also include a total of 34,113 ordinary shares held as of January 31, 2006 in the Guernsey Island trust established for the Union-Transport Inc. Share Incentive Plan, which we refer to as the Share Incentive Plan. The Share Incentive Plan was approved by our shareholders in 1997 and provides participants the opportunity to purchase ordinary shares held in trust for this plan. Under this plan, options (offers to purchase) to acquire 33,201 shares with an average weighted exercised price of $3.23 per share were outstanding as of the end of fiscal 2006. At the end of fiscal 2006, 912 ordinary shares remained available for future option grants (offers to purchase) under the Share Incentive Plan. However, the trust administrating this plan is expected to return such shares back to us for cancellation and such shares are not included in column (c). Such shares are presented on the face of our balance sheet as issued and outstanding, but are excluded by us from the denominator when computing basic earnings per share because the related share debt had not been discharged by the participant. We include potential dilutive ordinary shares in the denominator when computing diluted earnings per share.

(3)	The restricted share units identified in Footnote 1 are not included in column (c).

ITEM 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference under the caption “Transactions with Management and Others” from our 2006 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference under the caption “Independent Public Accountants” from our 2006 Proxy Statement.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
      1. Financial Statements and Financial Statement Schedule
      Our consolidated financial statements are attached to this report and begin on page F-1.
      2. Exhibits
      The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Description

2	.1*	Stock Purchase Agreement among Samuel Clarke, Jr., Claude M. Walker, Jr., James H. Walker, Standard Corporation and Union Transport (U.S.) Holdings, Inc., dated as of October 11, 2002 (incorporated by reference to Exhibit 2.1 to the company’s Registration Statement on Form F-3, No. 333-101309, dated November 19, 2002)(1)
2	.2*	Share Purchase Agreement, dated as of October 12, 2004, among UTi Worldwide Inc., 6289541 Canada Inc., and the other parties named therein (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K, dated October 15, 2004)(1)
2	.3*	Stock Purchase Agreement, dated as of March 7, 2006, among UTi (U.S.) Logistics Holdings Inc., Market Industries, Ltd., and the other parties named therein (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K, dated March 7, 2006)(1)
3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated October 25, 2005)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated March 3, 2006)
10	.1+	Form of Employment Agreement between Mr. Wessels and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)
10	.2+	Form of Employment Agreement between Mr. MacFarlane and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)
10	.3+	Form of Employment Agreement between Mr. Draper and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)
10	.4+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 4 to the company’s Registration Statement on Form S-8, No. 333-58832, dated April 12, 2001)
10	.5+	Non-Employee Directors Share Option Plan (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)
10	.6+	Union-Transport Inc. Share Incentive Plan, as amended (incorporated by reference to Exhibit 4.20 to the company’s Annual Report on Form 20-F, dated May 8, 2002)
10.7		Amended and Restated Registration Rights Agreement between PTR Holdings, Inc., Union-Transport Holdings Inc. and the company (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the company’s Annual Report on Form 10-K, dated April 15, 2004)
10	.8+	2000 Stock Option Plan, as amended (incorporated by reference to the company’s Registration Statement on Form S-8, No. 333-116896, dated June 25, 2004)
10.9		Credit Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation and UTi, (U.S.) Holdings, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)

Exhibit		Description

10.10		Guaranty and Collateral Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation, UTi, (U.S.) Holdings, Inc. and UTi, Services, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)
10	.11+	Employment Agreement between the company and Peter Thorrington, dated September 7, 2004 (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)
10.12		Credit Agreement between UTi Logistics (Proprietary) Limited, Pyramid Freight (Proprietary) Limited, UTi South Africa (Proprietary) Limited, International Healthcare Distributors (Proprietary) Limited, Kite Logistics (Proprietary) Limited and NedBank Limited, entered into December 6, 2004 (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10.13		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10.14		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10.15		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10.16		Registration Rights Agreement, dated as of November 23, 2004, between UTi Worldwide Inc. and United Service Technologies Limited (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10.17		Affiliated Lender Registration Rights Agreement, dated as of November 23, 2004, among UTi Worldwide Inc., PTR Holdings Inc., Union-Transport Holdings Inc., Wagontrails Investments N.V., and Alan C. Draper (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10.18		Amendment No. 1 to Registration Rights Agreement, dated as of December 17, 2004, between UTi Worldwide Inc. and United Service Technologies Limited (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated December 17, 2004)
10.19		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10	.20+	Amended and Restated Senior Leadership Team (SLT) Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10	.21*	Agreement between UTi Spain, S.L. and the other parties named therein (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated June 9, 2005)
10.22		Amendment No. 1, dated May 31, 2005, to the Credit Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation and UTi, (U.S.) Holdings, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated September 8, 2005)
10.23		Amendment No. 2, dated September 29, 2005, to Credit Agreement by and among UTi United States, Inc., UTi Integrated Logistics, Inc. (formerly known as Standard Corporation), UTi, Brokerage, Inc., UTi (U.S.) Holdings, Inc., UTi Services, Inc. and LaSalle Bank National Association, as administrative agent and lender, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated September 29, 2005)
10.24		Credit Facility between Nedbank Limited and UTi Worldwide Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, dated December 9, 2005)

Exhibit		Description

10.25		Credit Agreement, dated as of March 7, 2006, among UTi (U.S.) Logistics Holdings Inc., UTi Worldwide Inc., UTi (Netherlands) Holdings B.V., LaSalle Bank National Association and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated March 7, 2006)
10	.26+	2004 Long-Term Incentive Plan, as amended and restated
10	.27+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated
10	.28+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement, as amended
10	.29+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type A)
10	.30+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type B)
10	.31+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as amended (Type A)
10	.32+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as amended (Type B)
10	.33+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Election Forms, as amended
10	.34+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended
10	.35+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended
10	.36+	Employment Agreement of Ms. Linda Bennett (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, dated February 21, 2006)
10	.37+	Employment Agreement of Mr. John Hextall (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K, dated February 21, 2006)
10	.38+	Employment Agreement of Mr. Gene Ochi (incorporated by reference to Exhibit 99.3 to the company’s Current Report on Form 8-K, dated February 21, 2006)
10	.39+	Employment Agreement of Mr. Michael O’Toole (incorporated by reference to Exhibit 99.4 to the company’s Current Report on Form 8-K, dated February 21, 2006)
10	.40+	Employment Agreement of Mr. Lawrence Samuels (incorporated by reference to Exhibit 99.5 to the company’s Current Report on Form 8-K, dated February 21, 2006)
12.1		Statement regarding computation of ratio of earnings to fixed charges
21		Subsidiaries of the company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

(1)	The exhibits and schedules to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

By:	/s/ Roger I. MacFarlane

Roger I. MacFarlane
Chief Executive Officer and Director
Date: April 17, 2006

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTi Worldwide Inc.

Date: April 17, 2006	By: /s/ Roger I. MacFarlane Roger I. MacFarlane Chief Executive Officer and Director Principal Executive Officer

Date: April 17, 2006	By: /s/ Lawrence R. Samuels Lawrence R. Samuels Senior Vice President – Finance, Chief Financial Officer and Secretary Principal Financial Officer and Principal Accounting Officer

Date: April 17, 2006	By: /s/ J. Simon Stubbings J. Simon Stubbings Chairman of the Board of Directors

Date: April 17, 2006	By: /s/ Matthys J. Wessels Matthys J. Wessels Vice Chairman of the Board of Directors and Chief Executive Officer – African Region

Date: April 17, 2006	By: /s/ Brian Belchers Brian Belchers Director

Date: April 17, 2006	By: /s/ Alan C. Draper Alan C. Draper Executive Vice President and President – Asia Pacific Region and Director

Date: April 17, 2006	By: /s/ C. John Langley, Jr. C. John Langley, Jr. Director

Date: April 17, 2006	By: /s/ Leon J. Level Leon J. Level Director

Date: April 17, 2006	By: /s/ Allan M. Rosenzweig Allan M. Rosenzweig Director

UTi WORLDWIDE INC.

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
      Management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment using the COSO model, we believe that the Company’s internal control over financial reporting is effective as of January 31, 2006.
      Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2006, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements as stated in their report which is included in this annual report on Form 10-K. Deloitte & Touche LLP has issued an attestation report, set forth below, on management’s assessment of the Company’s internal control over financial reporting.
Roger I. MacFarlane
Chief Executive Officer
Lawrence R. Samuels
Senior Vice President – Finance, Chief Financial Officer
April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of UTi Worldwide Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that UTi Worldwide Inc. and its subsidiaries (UTi) maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. UTi’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of UTi’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that UTi maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, UTi maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2006 of UTi and our report dated April 17, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Los Angeles, California
April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of UTi Worldwide Inc.
      We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and subsidiaries at January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 17, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Los Angeles, California
April 17, 2006

UTi WORLDWIDE INC.
CONSOLIDATED INCOME STATEMENTS
For the Years Ended January 31, 2006, 2005 and 2004

	Year Ended January 31,

	2006	2005	2004

	(In thousands, except share and
	per share amounts)
Gross revenue	$2,785,575	$2,259,793	$1,502,875
Freight consolidation costs	1,819,171	1,486,012	906,734

Net revenue	966,404	773,781	596,141
Staff costs	514,752	397,765	318,727
Depreciation and amortization	21,952	19,453	14,806
Amortization of intangible assets	4,690	1,980	663
Other operating expenses	292,946	259,132	202,874

Operating income	132,064	95,451	59,071
Interest income	4,945	4,112	6,881
Interest expense	(8,814)	(4,586)	(5,840)
(Losses)/gains on foreign exchange	(303)	973	(341)

Pretax income	127,892	95,950	59,771
Provision for income taxes	35,255	25,698	13,403

Income before minority interests	92,637	70,252	46,368
Minority interests	(4,213)	(2,723)	(1,597)

Net income	$88,424	$67,529	$44,771

Basic earnings per share	$0.94	$0.73	$0.49
Diluted earnings per share	$0.90	$0.71	$0.47
Number of weighted average shares used for per share calculations:
Basic shares	94,146,993	92,203,080	90,874,629
Diluted shares	98,042,114	95,705,328	94,439,661
See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED BALANCE SHEETS
As of January 31, 2006 and 2005

	January 31,

	2006	2005

	(In thousands, except
	share amounts)
ASSETS
Cash and cash equivalents	$246,510	$178,132
Trade receivables (net of allowance for doubtful receivables of $14,367 and $16,687 as of January 31, 2006 and 2005, respectively)	497,990	435,223
Deferred income tax assets	8,517	10,027
Other current assets	39,172	44,509

Total current assets	792,189	667,891
Property, plant and equipment, net	80,443	71,190
Goodwill	326,959	251,093
Other intangible assets, net	42,412	42,682
Investments	1,050	587
Deferred income tax assets	4,027	1,104
Other non-current assets	11,684	10,120

Total assets	$1,258,764	$1,044,667

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$95,177	$92,340
Short-term borrowings	4,441	3,165
Current portion of capital lease obligations	6,189	3,465
Trade payables and other accrued liabilities	465,100	413,003
Income taxes payable	22,904	18,533
Deferred income tax liabilities	1,694	678

Total current liabilities	595,505	531,184
Long-term borrowings	13,775	5,105
Capital lease obligations	16,068	9,820
Deferred income tax liabilities	11,593	19,607
Retirement fund obligations	5,124	1,332
Other	4,960	136
Minority interests	25,219	3,293
Commitments and contingencies
Shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A — authorized 50,000,000; none issued	—	—
Class B — authorized 50,000,000; none issued	—	—
Common stock — authorized 500,000,000 ordinary shares of no par value; issued and outstanding 95,208,066 and 92,929,809 shares as of January 31, 2006 and 2005, respectively	368,159	329,098
Deferred compensation related to restricted share units	(8,324)	(3,193)
Retained earnings	253,573	169,821
Accumulated other comprehensive loss	(26,888)	(21,536)

Total shareholders’ equity	586,520	474,190

Total liabilities and shareholders’ equity	$1,258,764	$1,044,667

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended January 31, 2006, 2005 and 2004

			Deferred
			Compensation		Accumulated
	Common Stock		Related to		Other
			Restricted	Retained	Comprehensive
	Shares	Amount	Shares Units	Earnings	Loss	Total

	(In thousands, except share data)
Balance at January 31, 2003	91,653,372	$311,161	$—	$63,973	$(50,965)	$324,169
Comprehensive income:
Net income	—	—	—	44,771	—	44,771
Foreign currency translation adjustment	—	—	—	—	12,547	12,547

Total comprehensive income						57,318

Shares issued	73,869	694	—	—	—	694
Stock options exercised	1,011,915	4,920	—	—	—	4,920
Stock compensation costs	50,286	798	—	—	—	798
Tax benefit related to exercise of stock options	—	836	—	—	—	836
Dividends	—	—	—	(2,889)	—	(2,889)

Balance at January 31, 2004	92,789,442	318,409	—	105,855	(38,418)	385,846
Comprehensive income:
Net income	—	—	—	67,529	—	67,529
Foreign currency translation adjustment	—	—	—	—	16,882	16,882

Total comprehensive income						84,411

Shares issued	57,333	972	—	—	—	972
Shares cancelled	(738,987)	—	—	—	—	—
Stock options exercised	822,021	4,362	—	—	—	4,362
Stock compensation costs	—	131	445	—	—	576
Restricted share units issued, net of cancellation	—	3,638	(3,638)	—	—	—
Tax benefit related to exercise of stock options	—	1,586	—	—	—	1,586
Dividends	—	—	—	(3,563)	—	(3,563)

Balance at January 31, 2005	92,929,809	329,098	(3,193)	169,821	(21,536)	474,190
Comprehensive income:
Net income	—	—	—	88,424	—	88,424
Minimum Pension Liability adjustment (net of tax of $938)	—	—	—	—	(2,188)	(2,188)
Foreign currency translation adjustment	—	—	—	—	(3,164)	(3,164)

Total comprehensive income						83,072

Shares issued	686,073	15,526	—	—	—	15,526
Shares cancelled	(32,859)	—	—	—	—	—
Stock options exercised	1,625,043	10,257	—	—	—	10,257
Stock compensation costs	—	7	5,156	—	—	5,163
Restricted share units issued, net of cancellation	—	10,287	(10,287)	—	—	—
Tax benefit related to exercise of stock options	—	2,984	—	—	—	2,984
Dividends	—	—	—	(4,672)	—	(4,672)

Balance at January 31, 2006	95,208,066	$368,159	$(8,324)	$253,573	$(26,888)	$586,520

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 31, 2006, 2005 and 2004

	Year Ended January 31,

	2006	2005	2004

	(In thousands)
OPERATING ACTIVITIES:
Net income	$88,424	$67,529	$44,771
Adjustments to reconcile net income to net cash provided by operations:
Stock compensation costs	5,163	576	798
Depreciation and amortization	21,952	19,453	14,806
Amortization of intangible assets	4,690	1,980	663
Deferred income taxes	(3,154)	1,440	847
Tax benefit relating to exercise of stock options	2,984	1,586	836
(Gain)/loss on disposal of property, plant and equipment	(1,046)	(177)	171
Other	4,210	2,481	1,395
Changes in operating assets and liabilities:
Increase in trade receivables	(59,385)	(124,733)	(7,582)
Decrease/(increase) in other current assets	5,267	(2,383)	(2,590)
Increase in trade payables	37,658	79,061	10,713
Increase in other current liabilities	24,227	24,586	1,030

Net cash provided by operating activities	130,990	71,399	65,858
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,802)	(20,870)	(18,720)
Proceeds from disposal of property, plant and equipment	3,117	2,698	889
Increase in other non-current assets	(2,230)	(888)	(1,674)
Acquisitions and contingent earn-out payments	(53,168)	(118,179)	(30,288)
Other	118	773	(587)

Net cash used in investing activities	(69,965)	(136,466)	(50,380)
FINANCING ACTIVITIES:
Increase/(decrease) in bank lines of credit	2,837	74,160	(15,278)
Increase/(decrease) in short-term borrowings	663	4,063	(7,421)
Long-term borrowings — advanced	13,814	1,946	—
Long-term borrowings — repaid	(5,626)	(316)	(146)
Repayments of capital lease obligations	(5,713)	(4,612)	(3,444)
Dividends to minority interests	(773)	(713)	(1,296)
Net proceeds from the issuance of ordinary shares	10,766	5,334	5,614
Dividends paid	(4,672)	(3,563)	(2,889)

Net cash provided by/(used in) financing activities	11,296	76,299	(24,860)

Effect of foreign exchange rate changes on cash	(3,943)	10,213	(2,056)

Net increase/(decrease) in cash and cash equivalents	68,378	21,445	(11,438)
Cash and cash equivalents at beginning of year	178,132	156,687	168,125

Cash and cash equivalents at end of the year	$246,510	$178,132	$156,687

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended January 31, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies

Basis of Presentation
      UTi Worldwide Inc. (the Company or UTi) is an international, non-asset-based global integrated logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company serves its clients through a worldwide network of freight forwarding offices in 140 countries, including agents, and over 130 contract logistics centers under management.
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

Stock Split
      On March 7, 2006, the Company’s board of directors declared a three-for-one stock split of the Company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006. Share, per share, stock option and restricted stock unit data for all periods presented in the consolidated financial statements and related disclosures have been adjusted to give effect to the stock split.

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
For the Years Ended January 31, 2006, 2005 and 2004
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

Income Taxes
      Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Tax provisions include amounts that are currently payable, plus changes in deferred income tax assets and liabilities. Deferred income taxes are accounted for using the liability method for temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable income. Deferred income tax assets and liabilities are recognized for all taxable temporary differences. Deferred income tax assets are offset by valuation allowances so that the assets are recognized only to the extent that it is more likely than not that taxable income will be available against which deductible temporary differences can be utilized. Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.
      No provision is made for additional taxes, which would arise if the retained earnings of subsidiaries were distributed, on the basis that it is not envisaged that such distribution will be made.

Share-Based Compensation
      As of January 31, 2006, the Company accounts for its share-based compensation plans, granted to employees and non-employee directors, using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations (APB No. 25). Compensation cost is recorded in net income only for stock options and restricted stock units that have an exercise price below the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, the following table shows the estimated effect on net income and earnings per

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to all share-based compensation plans.

	Year Ended January 31,

	2006	2005	2004

Net income as reported	$88,424	$67,529	$44,771
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	4,270	576	173
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(9,216)	(5,422)	(4,815)

Pro forma net income	$83,478	$62,683	$40,129

Earnings per share, as reported:
Basic earnings per share	$0.94	$0.73	$0.49
Diluted earnings per share	0.90	0.71	0.47
Earnings per share, pro forma:
Basic earnings per share	0.89	0.68	0.44
Diluted earnings per share	0.86	0.65	0.42
      The foregoing impact of compensation costs was determined under the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended January 31,

	2006	2005	2004

Risk free rate of return, annual	4%	3%	3%
Expected life	8 years	8 years	8 years
Expected volatility	39%	42%	45%
Dividend yield	0.2%	0.3%	0.4%

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
For the Years Ended January 31, 2006, 2005 and 2004

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

Goodwill and Other Intangible Assets
      Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net assets. Other intangible assets, with either indefinite or definite lives, include customer relationships, trade names and non-compete agreements. Intangible assets with definite lives are being amortized using the straight-line method over their estimated lives, which currently range from one to seventeen years. Other intangible assets with indefinite lives, including goodwill are assessed at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Company completes the required impairment test annually in the second quarter, or when certain events occur or circumstances change.

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
For the Years Ended January 31, 2006, 2005 and 2004
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

Contingencies
      The Company is subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the Company is self-insured in relation to freight-related and employee benefit-related exposures, adequate liabilities are estimated and recorded for the portion the Company is self-insured. When estimates of the exposure from claims or pending or threatened litigation matters meet the recognition criteria of SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

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

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
The statement allows companies to use the modified prospective transition method or the modified retrospective transition method to adopt the new standard. The Company has selected to apply the modified prospective method in the adoption of SFAS 123R. The Company has evaluated the requirements of SFAS No. 123R and has determined that the adoption of SFAS No. 123R will have a significant impact on the consolidated financial position, earnings per share and results of operations. The Company expects compensation costs to increase due to the adoption of SFAS No. 123R in the initial year.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle. This statement applies to voluntary changes and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, which, for the Company, is its fiscal year beginning February 1, 2006. The Company has evaluated the adoption of SFAS No. 154 and determined such adoption will not have a material impact on its consolidated financial position or results of operations.

2.	Acquisitions
      On the acquisition of a business, where the cost of the acquisition exceeds the fair value attributable to the purchased net assets, the difference is allocated to goodwill. All acquisitions are primarily engaged in providing transportation logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the dates of acquisition.

For the Year Ended January 31, 2006
      Effective June 1, 2005, the Company acquired 100% of the issued and outstanding shares of Perfect Logistics Co., Ltd. (Perfect Logistics), which is a third-party contract logistics provider and customs broker headquartered in Taiwan. The initial purchase price was approximately $13,837 in cash. In addition to the initial payment, the terms of the acquisition agreement provide for four additional payments of up to a maximum U.S. dollar equivalent of approximately $5,628 in total, based on the future performance of Perfect Logistics over each of the four twelve-month periods ending May 31, 2009.
      During June 2005, the Company made the fourth earn-out payment to the sellers of Grupo SLi and Union, SLi (SLi), which was acquired in January 2002. The earn-out payment consisted of a cash payment of $15,355 and the issuance of 626,901 ordinary shares, which increased the Company’s goodwill balance by a total of $30,256 related to the SLi acquisition.
      Effective July 1, 2005, the Company acquired the business and net assets of Maertens International N.V., a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1,053 in cash. Also, effective May 1, 2005, the Company acquired the assets and ongoing contract logistics business of a small transportation management provider in New Zealand for a purchase price of approximately $536 in cash and effective December 29, 2005 and we acquired 100% of the outstanding shares of Logica, which provides contract logistics services, for $1.2 million. Additionally the Company acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., a South African company, of which it had already owned 50%, and UTi Egypt Limited, of which it had already owned 55%. Effective May 31, 2005, the Company acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., its Israeli subsidiary.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      Effective October 1, 2005, the Company acquired 100% of the issued and outstanding shares of Concentrek, Inc. (Concentrek), which is a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9,574, which includes the repayment of debt of $6,886. In addition, there is a guaranteed minimum future earn-out payment of $1,200 due in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7,500, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1,200 due in March 2007. The final purchase price allocation has not yet been determined.

For the Year Ended January 31, 2005
      Effective February 1, 2004, the Company acquired 100% of the issued and outstanding shares of ET Logistics, S.L. (ET Logistics) and ILEX Consulting, S.L. (ILEX), both of which are Spanish corporations providing contract logistics services. In addition to the initial cash purchase price for ET Logistics, there are four contingent earn-out payments which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four fiscal years in the period ending January 31, 2008 in accordance with the modified purchase agreement dated November 3, 2004. The initial total purchase price for ET Logistics and ILEX was $1,500. During the year ended January 31, 2006, the Company made the first of four earn-out payments to the sellers of ET Logistics of approximately $1,038.
      Effective June 1, 2004, the Company acquired 100% of the issued and outstanding shares of International Healthcare Distributors (Pty.) Limited (IHD), a South African corporation, for a purchase price of $38,616. Effective November 1, 2004, the Company contributed IHD for a 74.9% share of a partnership formed with a South African black economic empowerment organization (BEE). The Company subsequently entered into a partnership agreement with the BEE, in terms of which a put option was granted to the BEE whereby they have the option to put their 25.1% share of the partnership to the Company in 2010. The put option has been accounted for by increasing goodwill and minority interest in the balance sheet by approximately $18.5 million. The Company has reflected the present value of the expected future redemption amount. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers. The Company expects that the amortization of goodwill for tax purposes will not be deductible. The weighted average life of the customer contracts and relationships is 10 years as of acquisition date. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$21,341
Property, plant and equipment	2,242
Customer contracts and relationships	4,941
Trademarks	6,350
Goodwill	47,741

Total assets acquired	82,615
Liabilities assumed	(21,380)
Minority interest	(18,464)
Deferred income taxes	(4,155)

Net assets acquired	$38,616

      Effective October 12, 2004, the Company acquired 100% of the issued and outstanding shares of Unigistix Inc. (Unigistix), a Canadian corporation which serves customers in the telecommunications,

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions, for an initial purchase price of approximately $76,560 in cash, before the first earn-out payment and working capital adjustment made in the year ended January 31, 2006 (fiscal 2006). In addition to the initial payment, the terms of the acquisition agreement provide for a working capital adjustment and two additional payments of up to approximately 6,000 Canadian dollars (equivalent to approximately $5,249 as of January 31, 2006) contingent upon the anticipated future growth of Unigistix over the each of the two twelve-month periods ending October 31, 2006. The weighted average life of the customer contracts and relationships and non-compete agreements were 9.3 and 2 years, respectively, as of the acquisition date. The Company expects that approximately 10,840 Canadian dollars (equivalent to approximately $9,484 as of January 31, 2006), of the amortization of goodwill for tax purposes will be deductible as of the acquisition date. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition, including the first subsequent earn-out payment of $4,000 and a working capital adjustment of $1,181 made during the year ended January 31, 2006.

Current assets	$9,265
Property, plant and equipment	5,341
Customer contracts and relationships	20,538
Non-compete agreements	1,450
Goodwill	54,225

Total assets acquired	90,819
Liabilities assumed	(2,987)
Deferred income taxes	(6,091)

Net assets acquired	$81,741

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
      In addition, the Company paid approximately $13,100 in the year ended January 31, 2005 (fiscal 2005) for an earn-out payment related to our January 2001 acquisition of Grupo SLi and Union, SLi (SLi).

For the Year Ended January 31, 2004
      Effective May 1, 2003, the Company acquired 100% of the issued and outstanding share capital of IndAir Carriers (Pvt) Ltd, incorporated in India, for an initial purchase price of approximately $1,671. An additional $760 was paid during fiscal 2006 and 2005, the total of two earn-out payments based on net revenue.
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

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      An analysis of the net outflow of cash and cash equivalents in respect of acquisitions and contingent earn-out payments is as follows:

	Year Ended January 31,

	2006	2005	2004

Cash consideration	$52,968	$132,491	$30,856
Cash at bank acquired	(1,507)	(14,312)	(568)
Bank overdrafts acquired	1,707	—	—

Net outflow of cash and cash equivalents in respect of the acquisitions and contingent earn-out payments	$53,168	$118,179	$30,288

Reorganization of South African Operations
      In fiscal 2005, the Company executed the documentation for a transaction designed to qualify our South African operations as black empowered under legislation enacted in South Africa. The transaction did not impact the IHD operations. Pursuant to this transaction, the Company’s subsidiary Pyramid Freight (Proprietary) Limited (Pyramid Freight) sold most of its South African operations to a newly-formed corporation called UTi South Africa (Proprietary) Limited (UTiSA). UTiSA also assumed liabilities associated with the transferred businesses.
      The businesses were transferred to UTiSA in exchange for an interest-bearing obligation pursuant to which UTiSA owes Pyramid Freight the principal sum of 680,000 South African rand (equivalent to $111,713 as of January 31, 2006). Under the terms of this loan, the outstanding balance bears interest at an effective annual rate of 14.5%. Three months prior to the fifth anniversary of the loan, the parties are to meet to negotiate the terms of repayment of the outstanding principal on the loan. If the parties are unable to agree on the terms of repayment, the outstanding principal and any remaining accrued and unpaid interest thereon are repayable in full on demand. UTiSA has the right to prepay the loan without penalty.
      UTiSA was formed for the purpose of this transaction and approximately 75% of its outstanding share capital is held by Pyramid Freight with the remaining approximately 25% held by the UTi Empowerment Trust, a trust registered in South Africa (Empowerment Trust). The Empowerment Trust was established to provide broad based educational benefits to UTi’s staff in South Africa and their dependents. The transaction allows the Empowerment Trust to share, in substance, in approximately 25% of the growth in net income of UTi’s South Africa operations (excluding IHD) from fiscal 2005 net income levels. Such amounts are recorded as minority interests in the consolidated income statements.

Subsequent to the Year Ended January 31, 2006
      Effective March 7, 2006, the Company acquired 100% of the issued and outstanding shares of Market Industries, Ltd. and its subsidiaries, branded under the trade name Market Transport Services (Market Transport) for approximately $197.1 million in cash, a portion of which was used to pay off Market Transport’s outstanding indebtedness. The initial purchase price is subject to certain closing, working capital and tax-related adjustments. Market Transport is a privately held provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage headquartered in Portland, Oregon. The final purchase price allocation has not yet been determined. The weighted average life of the customer contracts and relationships is expected to be approximately 15.4 years as of the acquisition date. The Company expects that approximately $17,600 of the amortization of goodwill for tax purposes will be deductible as of the acquisition date. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004

Current assets	$48,400
Long term assets	2,474
Property, plant and equipment	29,630
Customer contracts and relationships and other intangible assets	38,930
Goodwill	138,928

Total assets acquired	258,362
Liabilities assumed	(42,232)
Deferred income taxes	(19,030)

Net assets acquired	$197,100

3.	Income Taxes
      The provision for income taxes is comprised of the following:

	Federal	State	Foreign	Total

Year ended January 31, 2006:
Current	$3,495	$1,223	$33,461	$38,179
Deferred	1,042	(3)	(3,963)	(2,924)

	$4,537	$1,220	$29,498	$35,255

Year ended January 31, 2005:
Current	$2,027	$810	$21,421	$24,258
Deferred	2,085	361	(1,006)	1,440

	$4,112	$1,171	$20,415	$25,698

Year ended January 31, 2004:
Current	$849	$471	$10,786	$12,106
Deferred	1,205	417	(325)	1,297

	$2,054	$888	$10,461	$13,403

      A reconciliation of the Company’s statutory tax rate to the effective tax rate is as follows:

	Year Ended
	January 31,

	2006	2005	2004

Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	26.5	24.0	20.8
Non-deductible expenses	1.3	2.5	2.4
Decrease in income tax rates	—	—	(0.2)
Change in valuation allowance	0.1	0.5	(0.7)
Other	(0.3)	(0.2)	0.1

Effective income tax rate	27.6%	26.8%	22.4%

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      The deferred income tax assets and deferred income tax liabilities resulted from temporary differences associated with the following:

	As of January 31,

	2006	2005

Gross deferred income tax assets:
Allowance for doubtful accounts	$3,338	$3,320
Provisions not currently deductible	6,634	6,005
Property, plant and equipment	613	131
Goodwill	1,028	1,134
Net operating loss carryforwards	5,527	2,688
Other	4,472	1,033

Total gross deferred income tax assets	21,612	14,311
Gross deferred income tax liabilities:
Property, plant and equipment	$(2,455)	$(2,942)
Retirement benefit obligations	(1,422)	(1,687)
Goodwill and intangible assets	(14,458)	(14,999)
Other	(771)	(706)

Total gross deferred income tax liabilities	(19,106)	(20,334)
Valuation allowance	(3,249)	(3,131)

Net deferred income tax liability	$(743)	$(9,154)

      As of January 31, 2006, the Company had approximately $14,112 of net operating loss carryforwards in various countries. These expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards.
      The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The valuation allowance primarily relates to the net operating losses of subsidiaries. The Company continually reviews the adequacy of valuation allowances and establishes the allowances when it is determined that it is more likely than not that the benefits will not be realized. During the years ended January 31, 2006 and 2005, the valuation allowance increased by $118 and $2,332, respectively.
      No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $119,341 and $25,142 at January 31, 2006 and 2005, respectively.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004

4.	Earnings per Share
      Earnings per share are calculated as follows:

	Year Ended January 31,

	2006	2005	2004

Basic earnings per share:
Net income	$88,424	$67,529	$44,771
Weighted average number of ordinary shares	94,146,993	92,203,080	90,874,629

Basic earnings per share	$0.94	$0.73	$0.49

Diluted earnings per share:
Net income	$88,424	$67,529	$44,771
Weighted average number of ordinary shares	94,146,993	92,203,080	90,874,629
Incremental shares required for diluted earnings per share related to employee stock options and restricted shares	3,895,121	3,502,248	3,565,032

Diluted weighted average number of shares	98,042,114	95,705,328	94,439,661

Diluted earnings per share	$0.90	$0.71	$0.47

Cash dividends paid per share	$0.05	$0.038	$0.032

      The above calculations exclude 35,721, 295,011 and 1,033,998 ordinary shares held in the incentive trusts for the Union-Transport Share Incentive Plan and for the Executive Share Plan as of January 31, 2006, 2005 and 2004, respectively. In May 2005, 30,732 ordinary shares held in the incentive trusts were returned to the Company, without any cost to the Company, and cancelled in connection with the Long-Term Incentive Plan as approved by the Company’s shareholders in February 2004.
      There were 4,731, 138,540 and 457,500 options outstanding for the years ended January 31, 2006, 2005 and 2004, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive. In fiscal 2005, 223,392 restricted share units were also excluded from the computation of diluted earnings per share because it was not probable that certain performance criteria would be achieved based on which criteria these shares would be issued.

5.	Property, Plant and Equipment
      At January 31, 2006 and 2005, property, plant and equipment at cost and accumulated depreciation were:

	January 31,

	2006	2005

Land	$3,456	$3,240
Buildings and leasehold improvements	29,801	27,426
Furniture, fixtures and equipment	118,216	101,010
Vehicles	17,418	16,523

Property, plant and equipment, gross	168,891	148,199
Accumulated depreciation and amortization	(88,448)	(77,009)

Property, plant and equipment, net	$80,443	$71,190

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      The components of property, plant and equipment at cost and accumulated depreciation recorded under capital leases were:

	January 31,

	2006	2005

Land	$1,355	$1,385
Buildings and leasehold improvements	8,149	6,612
Furniture, fixtures and equipment	15,302	7,651
Vehicles	7,378	4,471

Property, plant and equipment, gross	32,184	20,119
Accumulated depreciation and amortization	(7,566)	(4,493)

Property, plant and equipment, net	$24,618	$15,626

6.	Goodwill and Other Intangible Assets
      The changes in the carrying amount of goodwill by reportable segment for the years ended January 31, 2006 and 2005 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total

Balance as of January 31, 2004	$32,226	$34,831	$59,149	$22,166	$148,372
Contingent earn-out payments made	4,800	2,573	8,811	2,537	18,721
Acquisitions	—	51,038	—	27,121	78,159
Foreign currency translation and other adjustments	1,056	(232)	1,939	3,078	5,841

Balance as of January 31, 2005	38,082	88,210	69,899	54,902	251,093
Contingent earn-out payments made	8,559	4,886	16,732	4,824	35,001
Acquisitions	4,995	8,189	9,472	18,331	40,987
Foreign currency translation and other adjustments	(1,296)	2,763	(2,619)	1,030	(122)

Balance as of January 31, 2006	$50,340	$104,048	$93,484	$79,087	$326,959

      In accordance with SFAS No. 142, the Company completed the required annual impairment test during the three months ended July 31, 2005. No impairment was recognized based on the results of the annual goodwill impairment test.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      The amortized intangible assets as of January 31, 2006 and 2005 relate to the estimated fair value of the customer contracts and customer relationships acquired and non-compete agreements in respect of certain acquisitions. The changes in the carrying value of intangible assets as of January 31, 2006 and 2005 are as follows:

				Weighted
	Gross	Accumulated	Net Carry	Average Life
	Carry Value	Amortization	Value	(Years)

As of January 31, 2006:
Customer contracts and relationships	$41,164	$(6,195)	$34,969	10.7
Non-compete agreements	2,124	(1,233)	891	2.5

Total	$43,288	$(7,428)	$35,860

As of January 31, 2005:
Customer contracts and relationships	$37,011	$(2,421)	$34,590	11.2
Non-compete agreements	2,162	(420)	1,742	2.5

Total	$39,173	$(2,841)	$36,332

      Amortization expense totaled $4,690, $1,980 and $663 for the years ended January 31, 2006, 2005 and 2004, respectively. The following table shows the expected amortization expense for intangible assets, including the expected amortization expense for Market Transport, for each of the next five fiscal years ended January 31.

2007	$8,889
2008	8,315
2009	8,198
2010	6,057
2011	5,740
      In addition to the amortizable intangible assets, the Company also has $6,552 and $6,350 of intangible assets not subject to amortization as of January 31, 2006 and 2005, respectively, related to trademarks acquired with IHD and Unigistix.

7.	Trade Payables and Other Accrued Liabilities
      At January 31, 2006 and 2005, trade payables and other accrued liabilities were comprised of the following:

	January 31,

	2006	2005

Trade payables:
Due to agents	$3,276	$3,351
Other trade payables	365,655	327,557

Trade payables	368,931	330,908
Interest payable	235	592
Staff cost related accruals	47,819	41,265
Other payables and accruals	48,115	40,238

Total trade payables and other accrued liabilities	$465,100	$413,003

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004

8.	Borrowings
      At January 31, 2006 and 2005, borrowings were comprised of the following:

	January 31,

	2006	2005

Bank lines of credit	$95,177	$92,340
Short-term borrowings	4,441	3,165
Long-term bank borrowings	13,775	5,105

	$113,393	$100,610

      The amounts due as of January 31, 2006 are repayable in the following fiscal years:

2007	$99,617
2008	1,435
2009	1,418
2010	1,744
2011	2,534
2012 and thereafter	6,645

$113,393

      Borrowings are denominated primarily in U.S. dollars, Australian dollars and other currencies, as follows (presented in U.S. dollar equivalents):

	US$	AUD	Euro	TWD	Other	Total

As of January 31, 2006:
Bank lines of credit	$64,000	$15,657	$1,169	$469	$13,882	$95,177
Short-term borrowings	—	—	657	—	3,784	4,441
Long-term bank loans	—	—	729	12,304	742	13,775
As of January 31, 2005:
Bank lines of credit	$68,000	$10,841	$5,750	$—	$7,749	$92,340
Short-term borrowings	—	—	616	—	2,549	3,165
Long-term bank loans	—	—	—	—	5,105	5,105
      As of January 31, 2006 and 2005, the weighted average interest rate on the Company’s outstanding debt was 7.3% and 4.7%, respectively. An analysis of interest rates by currency is as follows (presented in U.S. dollar equivalents):

	US$	AUD	Euro	TWD	Other

As of January 31, 2006:
Bank lines of credit	5.7- 7.5%	9.4%	4.0- 8.8%	2.8%	0.6- 9.5%
Short-term borrowings	—	—	3.0%	—	0.0
Long-term bank loans	—	—	4.1- 8.8%	2.8%	8.4-9.5
As of January 31, 2005:
Bank lines of credit	3.2- 5.0%	9.0%	2.5- 8.8%	—	0.6- 16.8%
Short-term borrowings	—	—	1.7-2.3	—	0.6
Long-term bank loans	—	—	—	—	8.3-14.5

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      The Company’s credit facilities at January 31, 2006 allow for borrowings and guarantees of up to $209,532 and $114,127, respectively, depending on available receivables and other restrictions. Borrowings under these facilities totaled approximately $95,177 as of January 31, 2006 and we had approximately $114,355 million of available, unused borrowing capacity under our various bank lines of credit. The purpose of these facilities is to provide the Company with working capital, customs bonds and guarantees. Due to the global nature of the Company, a number of financial institutions are utilized to provide the above mentioned facilities. Consequently, the uses of these facilities are normally restricted to the country in which they are offered. Certain of these facilities have financial covenants, all of which the Company was in compliance with as of January 31, 2006.
      Borrowings on bank lines of credit at January 31, 2006 and 2005 of $70,464 and $62,528, respectively, are collateralized by trade receivables, other assets, pledged cash deposits, pledges placed over shares of certain subsidiaries or a combination of these, and are repayable on demand. Trade receivables of $149,657 are pledged as security against certain of the Company’s borrowings, which amount to $53,797 at January 31, 2006. Certain of these facilities are secured by cross guarantees and indemnities of selected subsidiary companies and by substantially all of the assets of our U.S. subsidiaries as well as a pledge of the stock of the U.S. subsidiaries.
      Effective March 7, 2006, the Company entered into a new $150,000 senior, secured term loan credit facility (Bridge Facility). This credit facility matures on September 7, 2006 and contains financial and other covenants.
      The Company entered into the Bridge Facility to provide short-term financing for the acquisition of Market Transport. The Bridge Facility is secured by a pledge of all the shares of Market Transport and each of its subsidiaries. To repay the Bridge Facility, the Company is seeking replacement alternative long-term debt financing of up to $200,000. In addition, the Company is also commencing the process of proceeding with a new $250,000 worldwide revolving credit facility which will replace substantially all the existing borrowing capacities.

9.	Supplemental Financial Information

Other Operating Expenses
      Included in other operating expenses are facilities and communication costs for the years ended January 31, 2006, 2005 and 2004 of $103,033, $83,794 and $67,711, respectively. The balance of other operating expenses is comprised of selling, general and administrative costs.

Supplemental Cash Flow Information

	Year Ended January 31,

	2006	2005	2004

Net cash (received)/paid for:
Interest	$(4,115)	$(88)	$(950)
Income taxes	30,677	18,787	10,090
Non-cash activities:
Capital lease obligations incurred to acquire assets	14,948	6,566	2,049
Value of shares issued as acquisition earn-out payment	15,017	—	—
Liability incurred for acquisition earn-out payment	1,200	—	—
      UTi is a holding company and so relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
Company and UTi’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of its bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries could declare may be limited by exchange controls.

10.	Retirement Benefit Plans

Defined Contribution Plans
      In certain countries, the Company operates defined contribution retirement plans for all qualifying employees. The assets of the plans are held separately from those of the Company, in funds under the control of trustees. The Company is required to contribute a specified percentage of the payroll costs to the retirement benefit plan to fund the benefits. The only obligation of the Company with respect to the retirement benefit plans is to make the required contribution. For the years ended January 31, 2006, 2005 and 2004, the Company’s contributions to the above plans were $8,464, $8,016 and $6,298, respectively.

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

	Year Ended January 31,

	2006	2005	2004

Change in projected benefit obligations:
Projected benefit obligation at beginning of year	$26,852	$20,587	$14,942
Service cost	1,077	1,290	1,049
Plan participants’ contributions	488	403	328
Interest cost	2,067	2,302	1,697
Actuarial gains/(losses)	5,295	(8)	(36)
Benefits paid	(1,525)	(1,566)	(548)
Foreign exchange translation adjustment	(194)	3,844	3,155

Projected benefit obligations at end of year	$34,060	$26,852	$20,587

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004

	Year Ended January 31,

	2006	2005	2004

Change in plan assets:
Fair value of plan assets at beginning of year	$24,199	$18,864	$13,584
Realized gains on assets	2,678	1,355	1,816
Employer contributions	1,319	1,021	762
Benefits paid	(1,525)	(1,566)	(548)
Plan participants’ contribution	488	403	328
Foreign exchange translation adjustment	(399)	4,122	2,922

Fair value of plan assets at end of year	$26,760	$24,199	$18,864

Reconciliation of funded status and net amount recognized in the accompanying consolidated balance sheets:
Funded status at end of year	$(7,300)	$(2,653)	$(1,723)
Unrecognized net loss	10,182	6,916	5,571

Net amount recognized at end of year	$2,882	$4,263	$3,848

Weighted average assumptions used to determine benefit obligations at end of year:
Discount rate	8%	11%	11%
Rate of increase in future compensation levels	6%	9%	9%
Expected long-term rate of return on assets	8%	9%	14%
Weighted average assumptions used to determine net periodic benefit expense at end of year:
Discount rate	8%	11%	11%
Rate of increase in future compensation levels	6%	9%	9%
Expected long-term rate of return on assets	8%	9%	14%
      The accumulated benefit obligation for all defined benefit plans was $21,139, $10,839 and $8,253 at January 31, 2006, 2005 and 2004, respectively.
      Net periodic pension expense consists of:

	Year Ended January 31,

	2006	2005	2004

Service cost component	$1,077	$1,290	$1,049
Plan participants’ contributions	488	403	328
Interest cost component	2,067	2,302	1,697
Expected return on assets	(2,008)	(2,995)	(2,235)
Amortization of unrecognized net loss	445	345	352

Net periodic pension expense	$2,069	$1,345	$1,191

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      Amounts recognized in the balance sheet consist of:

	As of January 31,

	2006	2005	2004

Prepaid benefit expenses	$4,880	$5,595	$5,099
Accrued benefit expenses	(5,124)	(1,332)	(1,251)
Accumulated other comprehensive income	3,126	—	—

Net prepaid benefit expenses	$2,882	$4,263	$3,848

      One of the Company’s plans has an accumulated benefit obligation in excess of plan assets, with projected and accumulated benefit obligations of $6,316, respectively, and the fair value of plan assets being $3,190. Consequently, there is an increase in the minimum liability included in other comprehensive income of $3,126.
      The fair value of plan assets for the Company’s South African pension benefits as of January 31, 2006 was $23,628. The following table sets forth the weighted-average asset allocation and target asset allocation for the plan assets:

	As of
	January 31,
			Target
	2006	2005	Allocation

Equity securities	54%	58%	45-55%
Debt securities	21	34	25-35
Real estate	5	6	0-10
Other	20	2	10-20

Total	100%	100%

      Equity securities did not include any of the Company’s ordinary shares at January 31, 2006 and 2005.
      The objectives of the Company’s South African investment strategy of the defined benefit plans are to earn the required rate of return on investments in order to ensure that the assets at least match the member’s actuarial liabilities, and to manage the risk of negative returns. An analysis of the required rate of return showed that a real rate of return of 4% was required. A portfolio targeting the South African Consumer Price Index excluding interest rates on mortgage bonds plus 4% has therefore been proposed. The investment strategy has been set up in such a way, so that it complies with Regulation 28 of the South African Pension Funds Act. The investment strategy also satisfies the liquidity requirements of the fund to ensure that payments such as expenses, taxes, withdrawals and other contingencies can be made.
      The strategic asset allocation of the South African pension benefits refers to the allocation of the assets across the various asset classes. The asset allocation decided on is 60% of the assets in equities, 25% in bonds, 5% in cash and 10% in alternative strategies. The expected overall long term return on assets is 9%. This figure was attained by calculating historic five-year rolling returns on a monthly basis for the different classes of assets (e.g., equities, bonds, property and cash). These returns were based on monthly returns since Jan 1993, compiled by outside investment consultants. These returns were then compared to the appropriate inflation rates so that real returns could be calculated. An appropriate notional portfolio was constructed. A return for this portfolio was calculated using the five-year rolling values. The calculation indicated that a real annual return of approximately 4% was achievable (on average) for the notional portfolio. This return could be expected to vary between 0% and 9%. As a result, it was decided that a real return of 4% should be adopted, allowing for fees and tax. An indication of the long term expectation of inflation was determined by comparing

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
the return on fixed interest bonds and inflation linked bonds. This comparison indicated an inflation rate of 5% per annum currently. With the real annual return of 4% and the inflation rate of 5%, this implies that a gross return on assets of 9% may reasonably be expected over the long term.
      The objectives of the Company’s United Kingdom (U.K.) investment strategy of the defined benefit plans are to earn the required rate of return on investments in order to ensure that the assets at least match the member’s actuarial liabilities, and to manage the risk of negative returns. An analysis of the required rate of return showed that a real rate of return of 4% was required. A portfolio targeting the U.K. Retail Price Index plus 4% has therefore been proposed. The investment strategy also satisfies the liquidity requirements of the fund to ensure that payment such as expenses, taxes, withdrawals and other contingencies can be made. The strategic asset allocation of the U.K. pension benefits refers to the allocation of the assets across the various asset classes. The asset allocation decided on is 60% of the assets in equities, 20% in government bonds.
      For the year ended January 31, 2006, $1,319 of contributions have been made by the Company to its pension plans. The Company presently anticipates contributing $1,523 to fund its pension plans during the year ending January 31, 2007.
      The following table shows the estimated future benefit payments for each of the next five fiscal years ended January 31 and thereafter:

2007	$1,523
2008	3,522
2009	1,834
2010	530
2011	1,670
2012-2016	5,607

11.	Shareholders’ Equity
      During the years ended January 31, 2006, 2005 and 2004, the Company’s Board of Directors declared a dividend on the Company’s outstanding ordinary shares of $0.05, $0.038 and $0.032 per share, respectively, totaling $4,672, $3,563 and $2,889, respectively.
      On March 7, 2006, the Company’s Board of Directors (the Board) declared a three-for-one stock split of the Company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006.
      On March 29, 2006, the Board declared an annual regular cash dividend on the Company’s outstanding ordinary shares of $0.06 per share payable on May 19, 2006 to shareholders of record as of April 28, 2006.

12.	Share-Based Compensation Plans
      As of January 31, 2006, the Company had the following share-based compensation plans: the 2000 Employee Share Purchase Plan; 2004 Long Term Incentive Plan (LTIP); 2000 Stock Option Plan; 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan); Non-Employee Directors Share Option Plan (Directors Option Plan) and Union-Transport Share Incentive Plan.
      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 as permitted by SFAS No. 123 in accounting for all share-based compensation plans. Had compensation expense for ordinary shares and restricted stock units awarded under all share-based compensation plans been

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
determined based on their fair value at the grant date, the Company’s net income, basic earnings per share and the diluted earnings per share would have been as reflected in Note 1.

Summary of the 2000 Employee Share Purchase Plan
      The Company’s 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) with an opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares are reserved for issuance under this plan, subject to adjustments as provided for in the plan. During fiscal 2006, the Company issued 50,895 ordinary shares under the plan.
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

2004 Long-Term Incentive Plan
      The Company’s LTIP, was approved by the shareholders on February 27, 2004, and provides for the issuance of a variety of awards, including options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units, deferred share units, and performance based awards. This plan allows for the grant of incentive and non-qualified stock options. 6,000,000 shares were originally reserved for issuance under this plan when it was adopted, subject to adjustments. As a result of the adoption of the LTIP, the Company reduced the maximum number of ordinary shares which may be issued pursuant to options granted under the 2000 Stock Option Plan by 3,900,000 shares. In May 2005, 30,732 ordinary shares held in the incentive trusts for the Union-Transport Share Incentive Plan and the Executive Share Plan were returned to the Company, without any cost to the Company, and cancelled in connection with the LTIP as approved by the Company’s shareholders in February 2004.
      Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. Deferred share units are 100% vested at all times. At January 31, 2006 and 2005, there were 197,763 and 0 options, respectively, which were exercisable. As of January 31, 2006 and 2005, there were 3,420,975 and 4,770,078 shares, respectively, available to be granted. The weighted average fair value of the options granted under this plan during fiscal 2006 and 2005 were $12.66 and $8.25 per share, respectively.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      A summary of the LTIP option activity is as follows:

	2004 LTIP

		Weighted
		average
	Options	exercise
	outstanding	price

Balance at January 31, 2004	—
Options granted	1,041,240	$16.47
Options exercised	—
Options cancelled/forfeited	—

Balance at January 31, 2005	1,041,240	16.47
Options granted	1,044,765	24.31
Options exercised	(35,892)	15.50
Options cancelled/forfeited	(15,000)	22.18

Balance at January 31, 2006	2,035,113	20.47

      A summary of stock options outstanding and exercisable pursuant to the LTIP as of January 31, 2006 is as follows:

	Options outstanding			Options exercisable

		Weighted	Weighted		Weighted
		average	average		average
		remaining	exercise	Number	exercise
Range of exercise prices	Number outstanding	life (years)	price	exercisable	price

$15.01 - $16.64	821,808	8.4	$15.78	151,890	$15.68
$18.13 - $22.88	934,179	9.2	21.77	45,873	19.74
$25.15 - $25.58	15,000	9.6	25.37	—	—
$30.16 - $30.61	264,126	10.0	30.18	—	—
      At January 31, 2006 and 2005, there were 284,628 and 188,682 restricted share units, respectively, which were allocated to employees and officers of the Company for retention based awards under the LTIP with a weighted average grant-date fair value of approximately $19.65 and $18.19 per unit, respectively. During fiscal 2006, the Company allocated 95,946 restricted share units with a weighted average grant-date fair value of approximately $22.43. The restricted share units vest and convert into ordinary shares of the Company over a period between four and five years. Granted but unvested units are forfeited upon termination of employment. At January 31, 2006, there were 284,628 unvested restricted share units with a weighted average grant-date fair value of approximately $19.65 per unit.
      At January 31, 2006 and 2005, there were 223,392 restricted share units, which were allocated to employees and officers of the Company for performance based awards under the LTIP with a weighted average grant-date fair value of approximately $18.29 per unit. During the year ended January 31, 2006, no restricted share units were allocated to employees and officers of the Company for performance based awards under the LTIP. The restricted share units vest and convert into ordinary shares of the Company at the end of a three year period should certain performance criteria be met. In fiscal 2006, gross compensation expense of $3,804 was recognized by the Company in the income statement in respect of these performance based awards as it was probable that these performance criteria would be achieved. During fiscal 2005, it was not probable that these performance criteria would be achieved and therefore the impact of these restricted share units were excluded from the Company’s income statement and the potential dilutive shares in the denominator when

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
computing diluted earnings per share. At January 31, 2006, there were 223,392 unvested restricted share units with a weighted average grant-date fair value of approximately $18.29 per unit.

Summary of the 2000 Stock Option Plan
      The Company’s 2000 Stock Option Plan, created in the fiscal year ended January 31, 2001, provides for the issuance of options to purchase ordinary shares to the Company’s directors, executives, employees and consultants. This plan allows for the grant of incentive and non-qualified stock options. With the approval of the 2004 Long Term Incentive Plan in February 2004, any options outstanding under the 2000 Stock Option Plan which are cancelled or terminated or otherwise forfeited by the participants or optionees will not be made available for reissuance under the 2000 Stock Option Plan. At January 31, 2006, no shares were reserved for issuance under this plan, subject to adjustments.
      Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. At January 31, 2006, 2005, and 2004, there were 2,950,671, 3,621,282 and 2,523,867, options, respectively, which were exercisable at a weighted average exercise price of $5.80, $5.36 and $4.89 per share, respectively.
      A summary of the 2000 Stock Option Plan option activity is as follows:

	2000 Stock Option Plan

		Weighted
		average
	Options	exercise
	outstanding	price

Balance at January 31, 2003	6,261,024	$5.23
Options granted	1,278,000	9.50
Options exercised	(957,915)	4.83
Options cancelled/forfeited	(83,202)	4.63

Balance at January 31, 2004	6,497,907	6.13
Options granted	—
Options exercised	(766,056)	5.29
Options cancelled/forfeited	(13,569)	6.70

Balance at January 31, 2005	5,718,282	6.24
Options granted	—
Options exercised	(1,559,151)	5.71
Options cancelled/forfeited	(18,960)	9.14

Balance at January 31, 2006	4,140,171	6.42

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      A summary of stock options outstanding and exercisable pursuant to the 2000 Stock Option Plan as of January 31, 2006 is as follows:

	Options outstanding			Options exercisable

		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	outstanding	life (years)	price	exercisable	price

$4.16 - $5.00	1,373,472	4.3	$4.51	1,373,472	$4.51
$5.33 - $6.18	645,174	5.2	5.57	531,174	5.53
$6.33 - $8.26	1,633,350	6.6	7.01	843,150	6.81
$10.18 - $11.24	488,175	7.5	10.97	202,875	11.00
      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 as permitted by SFAS No. 123 in accounting for the 2000 Stock Option Plan. In accordance with APB No. 25, no compensation has been recognized for the years ended January 31, 2006, 2005 and 2004. No compensation expense has been recognized under the fair value method. Had compensation cost for plan shares awarded under the plan been determined based on their fair value at the grant date together with the other plans described herein, the Company’s net income, basic earnings per share and the diluted earnings per share would have been as reflected in Note 1. There were no options granted under this plan during fiscal 2006. The weighted average fair value of the options granted under this plan during fiscal 2004 was $4.88 per share.

2004 Non-Employee Directors Share Incentive Plan
      The Company’s 2004 Directors Incentive Plan, was approved by the shareholders on June 25, 2004, and provides for the issuance of restricted shares, restricted share units, elective grants and deferred share units. 600,000 shares are reserved for issuance under this plan, subject to adjustments. The 2004 Directors Incentive Plan terminates on June 25, 2014.
      At January 31, 2006 and 2005, there were 12,252 and 15,855 restricted share units, respectively, which were granted to members of the Board of Directors under the 2004 Directors Incentive Plan with a weighted average grant-date fair value of approximately $22.21 and $17.15, respectively. The restricted share units vest and convert into the right to receive ordinary shares of the Company over a one-year period. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares. At January 31, 2006, there were 12,252 unvested restricted share units with a weighted average grant-date fair value of approximately $22.21 per unit. At January 31, 2006, no options had been issued.

Summary of the Non-Employee Directors Share Option Plan
      The Company’s Directors Option Plan provides for the issuance of options to purchase ordinary shares to each of the Company’s non-employee directors. Due to the adoption of the 2004 Directors Incentive Plan, no further option grants will be made pursuant to the Directors Option Plan. Under this plan, non-executive directors received an initial grant to purchase 45,000 ordinary shares on the day they joined our Board. The plan also provided that each non-employee director received options to purchase 9,000 ordinary shares on the date of each of the Company’s annual meetings, excluding the annual meeting in the year the director joined the Board. The option exercise price is equal to the fair market value of the underlying ordinary shares as of the grant date. As of January 31, 2006 options to acquire 279,000 ordinary shares have been granted, with exercise prices ranging from $5.31 to $11.93 per share. The weighted average fair value of the options granted under this plan during fiscal 2004 was $5.18 per share.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      Options granted under this plan vest in three annual increments, beginning one year from the grant date. As of January 31, 2006, 2005 and 2004, there were 108,000, 105,000 and 99,000 options, respectively, which were exercisable under this plan at a weighted average exercise price of $8.33, $7.06 and $5.64, respectively. Options granted under this plan expire ten years from the grant date unless terminated earlier as provided for in this plan. A summary of activity under this plan is as follows:

	Directors Option Plan

		Weighted
		average
	Options	exercise
	outstanding	price

Balance at January 31, 2003	198,000	$5.68
Options granted	81,000	11.20
Options exercised	(54,000)	5.51
Options cancelled/forfeited	—

Balance at January 31, 2004	225,000	7.71
Options granted	—
Options exercised	(54,000)	5.72
Options cancelled/forfeited	(9,000)	9.04

Balance at January 31, 2005	162,000	8.29
Options granted	—
Options exercised	(30,000)	5.75
Options cancelled/forfeited	—

Balance at January 31, 2006	132,000	8.87

      A summary of stock options outstanding and exercisable under this plan as of January 31, 2006 is as follows:

	Options outstanding			Options exercisable

		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	outstanding	life (years)	price	exercisable	price

$5.31 - 6.57	60,000	5.6	$5.95	60,000	$5.95
$10.28 - 11.93	72,000	7.7	11.31	48,000	11.31

Summary of the Union-Transport Share Incentive Plan
      In September 1997, the Board approved the Union-Transport Share Incentive Plan (the Plan). For the purpose of the Plan, the Board established the Union-Transport Share Incentive Trust (the Trust). Officers, employees and non-executive directors (Participants) selected by the Board were offered the opportunity to enter into an agreement with the Trust to acquire ordinary shares (Plan Shares).
      Under the Plan, ordinary shares were sold by the Trust to Participants upon the Participant’s execution of a contract of sale, but the purchase price for the shares is not payable immediately. Under the terms of the Plan, the purchase price is payable by a Participant for Plan Shares and shall not be less than $3.23 per share or the middle market price at which the ordinary shares traded on the day immediately preceding the day of acceptance of the offer by the Participant. Once a Participant has accepted the offer to purchase shares, the

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
trustee pays for the shares at the offer price and establishes a Participant loan (share debt) for the total purchase price, which is repayable by the Participant to the Trust.
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
      The Company applies the intrinsic value-based methodology in accordance with APB No. 25 as permitted by SFAS No. 123 in accounting for the Plan. In accordance with APB No. 25, total compensation cost related to the Plan was $8, $131 and $131 for the years ended January 31, 2006, 2005 and 2004, respectively, with corresponding increases to shareholders’ equity.
      A summary of Plan activity is as follows:

	Year ended January 31,

	2006	2005	2004

Unvested shares at beginning of year	43,278	268,200	326,934
Shares granted	—	—	—
Shares exercised	(10,077)	(207,714)	(49,449)
Shares returned	—	(17,208)	(9,285)

Unvested shares at end of year	33,201	43,278	268,200
Shares available for future grants at end of year	912	31,644	51,435

Total shares held in Trust at end of year	34,113	74,922	319,635

Shares Held in Employer Stock Benefit Trust
      The ordinary shares held by the trust for the Plan which had not been awarded to participants, or where the Company had not committed to release the shares because the related share debt had not been discharged by the participant, have been excluded from the denominator in computing basic earnings per share. Dilutive potential ordinary shares have been included in the denominator in computing diluted earnings per share.

13.	Derivative Financial Instruments
      The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.
      As of January 31, 2006, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of January 31, 2006: $5,077 in euros; $15,813 in U.S. dollars; $1,278 in British pounds sterling; and, $1,837 in other currencies. The fair values of forward exchange contracts were $61 and $74 for the years ended January 31, 2006 and 2005, respectively.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004

14.	Commitments
      At January 31, 2006, the Company had outstanding commitments under capital and non-cancelable operating leases, which fall due in the years ended January 31, as follows:

	Capital	Operating
	Leases	Leases

2007	$6,801	$60,152
2008	5,846	46,516
2009	8,923	33,332
2010	2,148	26,168
2011	1,064	21,004
2012 and thereafter	55	29,222

Total payments	24,837	$216,394

Less amounts representing interest	(2,580)

Present value of minimum capital lease obligations	$22,257

      The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment. These leases require minimum annual payments, which are expensed as incurred. Total rent expense for the years ended January 31, 2006, 2005 and 2004 was $55,841, $43,719 and $36,202, respectively.
      It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for furniture, fixtures and equipment is two to five years and the normal lease term for buildings varies between three and ten years. For the year ended January 31, 2006, the average effective borrowing rate for property, plant and equipment under capital leases was 6.9%. Interest rates usually vary during the contract period.
      Capital commitments contracted for, but not provided in the accompanying consolidated balance sheet as of January 31, 2006 totaled $5,201.

15.	Contingencies
      From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. To date, none of these types of litigation has had a material effect on the Company and, as of January 31, 2006, the Company is not a party to any material litigation except as described below.
      The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is attempting to claim that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this, and together with their expert legal and tax advisors, as the Company believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $15,839 based on exchange rates as of January 31, 2006.
      The Company is involved in litigation in Italy (in cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the company. One such claim in particular (filed on February 27, 2004 in the Court of Milan, Italy, by Locafit) was waived by the plaintiff on March 7, 2006, with no settlement payment required by the Company. The total of all such remaining actual and potential claims, albeit duplicated in several proceedings, is approximately $11,527, based on exchange rates as of January 31, 2006.
      The Company is one of approximately 83 defendants named in two class action lawsuits which were originally filed on September 19, 1995 and subsequently consolidated in the District Court of Brazaria County, Texas (23rd Judicial District) where it is alleged that various defendants sold chemicals that were utilized in the 1991 Gulf War by the Iraqi army which caused personal injuries to U.S. armed services personnel and their families, including birth defects. The lawsuits were brought on behalf of the military personnel who served in the 1991 Gulf War and their families and the plaintiffs are seeking in excess of $1 billion in damages. To date, the plaintiffs have not obtained class certification. The Company believes it is a defendant in the suit because an entity that sold the Company assets in 1993 is a defendant. The Company believes it will prevail in this matter because the alleged actions giving rise to the claims occurred prior to the company’s purchase of the assets. The Company further believes that it will ultimately prevail in this matter since it never manufactured chemicals and the plaintiffs have been unable thus far to produce evidence that the Company acted as a freight forwarder for cargo that included chemicals used by the Iraqi army.
      In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the disclosed legal proceedings because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

16.	Related Party Transactions
      One of the Company’s Hong Kong operating subsidiaries is party to a service agreement pursuant to which a company owned by one of the Company’s employees (a previous owner of such subsidiary) and members of his family, provides management consulting and sales solicitation services. During the years ended January 31, 2006, 2005 and 2004, the Company’s Hong Kong subsidiary paid the company approximately $437, $180 and $206, respectively, under this service agreement.
      One of the Company’s Spanish subsidiaries is party to a service agreement, effective January 25, 2002, pursuant to which the Company’s subsidiary provides commercial and administrative services to a company owned by the President Client Solutions-Europe, Middle East and North Africa (EMENA) Region and his three brothers, two of whom are current employees of the Company, all of whom were previous owners of SLi. During the years ended January 31, 2006, 2005 and 2004, approximately $1,213, $664 and $864, respectively, was billed by the Company’s Spanish subsidiary for fees pursuant to this agreement. As of January 31, 2006 and 2005, the total net amount due from the company owned by these three employees, their immediate family members and companies owned by them was $315 and $284, respectively.
      The Company’s Israeli operating subsidiary is party to various agreements, effective for the year ended January 31, 2004, pursuant to which a company partially owned by the Managing Director of UTi Eliat Overseas Ltd., provides facility and vehicle leases. During the years ended January 31, 2006, 2005 and 2004, the Company’s Israeli subsidiary paid the company approximately $71, $163 and $273, respectively, under these agreements. During the year ended January 31, 2006, the Company’s Israeli operating subsidiary was also party to a service agreement pursuant to which a company owned by the Managing Director of the Company’s Israeli subsidiary provides custom clearances for our customers. During the year ended Janu-

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
ary 31, 2006, the Company’s Israeli subsidiary paid the company approximately $619 under this service agreement. As of January 31, 2006, the total net amount due to the company pursuant to these leases and service agreements was $118.
      During the year ended January 31, 2006, one of the Company’s South African operating subsidiaries was party to a service agreement pursuant to which a company controlled by one of the Company’s South African subsidiary’s directors and members of his family, provides management and accounting services. During the year ended January 31, 2006, the Company’s South African subsidiary paid the company approximately $627 under this service agreement. As of January 31, 2006, the total amount due to the company pursuant to this service agreement was $116.
      Pursuant to an amended and restated registration rights agreement, PTR Holdings Inc. (PTR Holdings) and Union-Transport Holdings Inc., who are shareholders, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933.
      In fiscal 2005, the Company entered into a registration rights agreement with United Services Technologies Limited (Uniserv), the Company’s largest shareholder. Pursuant to the registration rights agreement, the Company filed an amendment to a registration statement for use by Uniserv which permitted Uniserv to monetize a portion of its equity ownership in the Company in order to raise the proceeds necessary to finance a merger transaction. The merger transaction resulted in the cancellation of the outstanding shares in Uniserv held by its shareholders other than PTR Holdings, a company controlled by certain current and former members of the Company’s management and by the Anubis Trust (a Guernsey Island Trust which has an independent trustee and protector). As a result of the merger transaction and the Uniserv monetization, PTR Holdings became Uniserv’s sole remaining shareholder and Uniserv delisted from the JSE Securities Exchange South Africa. The Company was not a party to the merger nor did the Company sell any shares in the transaction. As part of the Uniserv monetization transaction, the Company entered into an underwriting agreement with Uniserv, the underwriters and certain other parties named therein. Uniserv was responsible for all the costs associated with the transaction and during fiscal 2005, the Company was reimbursed by Uniserv for all costs the Company incurred in connection with the transaction, which totaled $301. As of January 31, 2005, the total amount due from Uniserv was $200, which was subsequently paid in full in March 2005. In January 2006, Uniserv was liquidated and dissolved.

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

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      Certain information regarding the Company’s operations by segment is summarized as follows:

	Year Ended January 31, 2006

			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue from external Customers	$693,661	$698,222	$854,717	$538,975	$—	$2,785,575

Net revenue	$209,165	$373,859	$136,358	$247,022	$—	$966,404
Staff costs	112,394	224,879	57,610	108,312	11,557	514,752
Depreciation and amortization	5,718	4,912	3,162	6,366	1,794	21,952
Amortization of intangible assets	—	3,679	306	705	—	4,690
Other operating expenses	55,425	107,305	32,601	86,063	11,552	292,946

Operating income/(loss)	$35,628	$33,084	$42,679	$45,576	$(24,903)	132,064

Interest income						4,945
Interest expense						(8,814)
Losses on foreign exchange						(303)

Pretax income						127,892
Provision for income taxes						35,255

Income before minority interests						$92,637

Capital expenditures	$7,804	$7,182	$3,531	$14,191	$42	$32,750

Segment assets at year-end	$249,266	$351,959	$263,915	$381,136	$12,488	$1,258,764

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004

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
For the Years Ended January 31, 2006, 2005 and 2004

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

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004
      The following table shows the gross revenue and net revenue attributable to the Company’s principal services.

	Year Ended January 31,

	2006	2005	2004

Gross revenues:
Airfreight forwarding	$1,213,987	$1,017,560	$720,689
Ocean freight forwarding	826,079	672,641	360,253
Customs brokerage	80,960	77,568	67,859
Contract logistics	443,738	312,289	229,709
Other	220,811	179,735	124,365

	$2,785,575	$2,259,793	$1,502,875

Net revenues:
Airfreight forwarding	$290,993	$253,289	$198,822
Ocean freight forwarding	118,346	98,877	75,131
Customs brokerage	78,503	75,352	65,532
Contract logistics	370,714	257,141	192,969
Other	107,848	89,122	63,687

	$966,404	$773,781	$596,141

18.	Selected Quarterly Financial Data (Unaudited)

For the Year Ended January 31,	First	Second	Third	Fourth	Total

Gross revenue:
2006	$630,193	$686,232	$740,946	$728,204	$2,785,575
2005	489,628	540,359	602,503	627,303	2,259,793
Net revenue:
2006	221,198	238,265	253,227	253,714	966,404
2005	169,989	186,503	202,019	215,270	773,781
Operating income:
2006	26,927	33,648	40,273	31,216	132,064
2005	18,685	23,530	26,743	26,493	95,451
Net income:
2006	17,769	22,343	26,054	22,258	88,424
2005	12,793	16,214	19,910	18,612	67,529
Basic earnings per share:
2006	0.19	0.24	0.28	0.23	0.94
2005(1)	0.14	0.18	0.22	0.20	0.73
Diluted earnings per share:
2006(2)	0.18	0.23	0.27	0.23	0.90
2005(3)	0.13	0.17	0.21	0.19	0.71

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Years Ended January 31, 2006, 2005 and 2004

(1)	The basic earnings per share amounts for the fiscal 2005 quarters do not add to the total year ended January 31, 2005 amount due to the effects of rounding.

(2)	The diluted earnings per share amounts for the fiscal 2006 quarters do not add to the total year ended January 31, 2006 amount due to the effects of rounding.

(3)	The diluted earnings per share amounts for the fiscal 2005 quarters do not add to the total year ended January 31, 2005 amount due to the effects of rounding.

UTi Worldwide Inc.
Schedule II
Valuation and Qualifying Accounts
(in thousands)
Allowance for Doubtful Accounts

	Balance at	Amounts	Charges		Foreign
	Beginning	Charged	Against the		Currency	Balance at
Year Ended January 31,	of Year	to Expense	Allowance	Other	Translation	End of Year

2006	$16,687	$1,349	$(3,429)	$—	$(240)	$14,367
2005	14,300	7,658	(6,519)	—	1,248	16,687
2004	11,943	4,792	(3,876)	159	1,282	14,300
      Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in our financial statements.

INDEX TO EXHIBITS

Exhibit		Description

2	.1*	Stock Purchase Agreement among Samuel Clarke, Jr., Claude M. Walker, Jr., James H. Walker, Standard Corporation and Union Transport (U.S.) Holdings, Inc., dated as of October 11, 2002 (incorporated by reference to Exhibit 2.1 to the company’s Registration Statement on Form F-3, No. 333-101309, dated November 19, 2002)(1)
2	.2*	Share Purchase Agreement, dated as of October 12, 2004, among UTi Worldwide Inc., 6289541 Canada Inc., and the other parties named therein (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K, dated October 15, 2004)(1)
2	.3*	Stock Purchase Agreement, dated as of March 7, 2006, among UTi (U.S.) Logistics Holdings Inc., Market Industries, Ltd., and the other parties named therein (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K, dated March 7, 2006)(1)
3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated October 25, 2005)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated March 3, 2006)
10	.1+	Form of Employment Agreement between Mr. Wessels and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)
10	.2+	Form of Employment Agreement between Mr. MacFarlane and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)
10	.3+	Form of Employment Agreement between Mr. Draper and the company (incorporated by reference to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)
10	.4+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 4 to the company’s Registration Statement on Form S-8, No. 333-58832, dated April 12, 2001)
10	.5+	Non-Employee Directors Share Option Plan (incorporated by reference to Exhibit 10.1 to the company’s Registration Statement on Form F-1, No. 333-47616, dated October 10, 2000)
10	.6+	Union-Transport Inc. Share Incentive Plan, as amended (incorporated by reference to Exhibit 4.20 to the company’s Annual Report on Form 20-F, dated May 8, 2002)
10.7		Amended and Restated Registration Rights Agreement between PTR Holdings, Inc., Union-Transport Holdings Inc. and the company (incorporated by reference to Amendment No. 2 to Exhibit 4.4 to the company’s Registration Statement on Form F-3, No. 333-101309, dated December 10, 2002)
10	.8+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, dated April 15, 2004)
10.9		Credit Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation and UTi, (U.S.) Holdings, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)
10.10		Guaranty and Collateral Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation, UTi, (U.S.) Holdings, Inc. and UTi, Services, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)
10	.11+	Employment Agreement between the company and Peter Thorrington, dated September 7, 2004 (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, dated September 9, 2004)
10.12		Credit Agreement between UTi Logistics (Proprietary) Limited, Pyramid Freight (Proprietary) Limited, UTi South Africa (Proprietary) Limited, International Healthcare Distributors (Proprietary) Limited, Kite Logistics (Proprietary) Limited and NedBank Limited, entered into December 6, 2004 (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)

Exhibit		Description

10.13		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10.14		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10.15		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10.16		Registration Rights Agreement, dated as of November 23, 2004, between UTi Worldwide Inc. and United Service Technologies Limited (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10.17		Affiliated Lender Registration Rights Agreement, dated as of November 23, 2004, among UTi Worldwide Inc., PTR Holdings Inc., Union-Transport Holdings Inc., Wagontrails Investments N.V., and Alan C. Draper (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10.18		Amendment No. 1 to Registration Rights Agreement, dated as of December 17, 2004, between UTi Worldwide Inc. and United Service Technologies Limited (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated December 17, 2004)
10.19		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10	.20+	Amended and Restated Senior Leadership Team (SLT) Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, dated December 8, 2004)
10	.21*	Agreement between UTi Spain, S.L. and the other parties named therein (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated June 9, 2005)
10.22		Amendment No. 1, dated May 31, 2005, to the Credit Agreement between UTi, United States, Inc., UTi, Brokerage, Inc., Standard Corporation and UTi, (U.S.) Holdings, Inc. and LaSalle Bank National Association, as agent, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated September 8, 2005)
10.23		Amendment No. 2, dated September 29, 2005, to Credit Agreement by and among UTi United States, Inc., UTi Integrated Logistics, Inc. (formerly known as Standard Corporation), UTi, Brokerage, Inc., UTi (U.S.) Holdings, Inc., UTi Services, Inc. and LaSalle Bank National Association, as administrative agent and lender, and other lenders, dated August 5, 2004 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated September 29, 2005)
10.24		Credit Facility between Nedbank Limited and UTi Worldwide Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, dated December 9, 2005)
10.25		Credit Agreement, dated as of March 7, 2006, among UTi (U.S.) Logistics Holdings Inc., UTi Worldwide Inc., UTi (Netherlands) Holdings B.V., LaSalle Bank National Association and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated March 7, 2006)
10	.26+	2004 Long-Term Incentive Plan, as amended and restated
10	.27+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated
10	.28+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement, as amended
10	.29+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type A)

Exhibit		Description

10	.30+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type B)
10	.31+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as amended (Type A)
10	.32+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as mended (Type B)
10	.33+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Election Forms, as amended
10	.34+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended
10	.35+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended
10	.36+	Employment Agreement of Ms. Linda Bennett (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, dated February 21, 2006)
10	.37+	Employment Agreement of Mr. John Hextall (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K, dated February 21, 2006)
10	.38+	Employment Agreement of Mr. Gene Ochi (incorporated by reference to Exhibit 99.3 to the company’s Current Report on Form 8-K, dated February 21, 2006)
10	.39+	Employment Agreement of Mr. Michael O’Toole (incorporated by reference to Exhibit 99.4 to the company’s Current Report on Form 8-K, dated February 21, 2006)
10	.40+	Employment Agreement of Mr. Lawrence Samuels (incorporated by reference to Exhibit 99.5 to the company’s Current Report on Form 8-K, dated February 21, 2006)
12.1		Statement regarding computation of ratio of earnings to fixed charges
21		Subsidiaries of the company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

(1)	The exhibits and schedules to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.