Form 10-Q
period 2006-04-30
UTi WORLDWIDE INC
filed 2006-06-09
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
At May 31, 2006, the number of shares outstanding of the issuer’s ordinary shares was 96,254,297.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended April 30, 2006

PART I.	Financial Information	1

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	29

PART II.	Other Information	29

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 5.	Other Information	30
Item 6.	Exhibits	31

Signatures		32

Exhibit Index		33
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
- i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Income Statements
For the three months ended April 30, 2006 and 2005
(in thousands, except share and per share amounts)

	Three months ended
	April 30,
	2006	2005
	(Unaudited)
Gross revenue	$773,700	$630,193
Freight consolidation costs	502,072	408,995

Net revenue	271,628	221,198
Staff costs	150,764	115,771
Depreciation and amortization	7,436	5,704
Amortization of intangible assets	1,851	1,142
Other operating expenses	84,410	71,654

Operating income	27,167	26,927
Interest income	1,533	1,513
Interest expense	(4,580)	(2,236)
Gains on foreign exchange	185	74

Pretax income	24,305	26,278
Provision for income taxes	6,831	7,576

Income before minority interests	17,474	18,702
Minority interests	(882)	(933)

Net income	$16,592	$17,769

Basic earnings per share	$0.17	$0.19
Diluted earnings per share	$0.17	$0.18

Number of weighted average shares used for per share calculations:
Basic shares	95,481,624	93,010,212
Diluted shares	99,027,366	97,598,289
See accompanying notes to condensed consolidated financial statements.

Consolidated Balance Sheets
As of April 30, 2006 and January 31, 2006
(in thousands, except share amounts)

	April 30,	January 31,
	2006	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$142,069	$246,510
Trade receivables (net of allowance for doubtful receivables of $14,169 and $14,367 as of April 30, 2006 and January 31, 2006, respectively)	636,777	497,990
Deferred income tax assets	9,739	8,517
Other current assets	53,321	39,172

Total current assets	841,906	792,189

Property, plant and equipment, net	111,307	80,443
Goodwill	468,068	326,959
Other intangible assets, net	71,002	42,412
Investments	1,915	1,050
Deferred income tax assets	7,239	4,027
Other non-current assets	16,874	11,684

Total assets	$1,518,311	$1,258,764

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$254,175	$95,177
Short-term borrowings	2,624	4,441
Current portion of capital lease obligations	7,589	6,189
Trade payables and other accrued liabilities	511,386	465,100
Income taxes payable	25,212	22,904
Deferred income tax liabilities	2,633	1,694

Total current liabilities	803,619	595,505

Long-term borrowings	13,252	13,775
Capital lease obligations	18,072	16,068
Deferred income tax liabilities	27,486	11,593
Retirement fund obligations	5,699	5,124
Other long-term liabilities	11,037	4,960
Minority interests	26,223	25,219

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 96,231,308 and 95,208,066 shares issued and outstanding as of April 30, 2006 and January 31, 2006, respectively	368,657	368,159
Deferred compensation related to restricted share units	—	(8,324)
Retained earnings	264,339	253,573
Accumulated other comprehensive loss	(20,073)	(26,888)

Total shareholders’ equity	612,923	586,520

Total liabilities and shareholders’ equity	$1,518,311	$1,258,764

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Cash Flows
For the three months ended April 30, 2006 and 2005
(in thousands)

	Three months ended
	April 30,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$16,592	$17,769
Adjustments to reconcile net income to net cash used in operations:
Share-based compensation costs	2,784	1,332
Depreciation and amortization	7,436	5,704
Amortization of intangible assets	1,851	1,142
Deferred income taxes	(380)	(2,363)
Tax benefit relating to exercise of stock options	386	998
Excess tax benefits from share-based compensation	(329)	—
Gain on disposal of property, plant and equipment	(76)	(32)
Other	1,003	928
Changes in operating assets and liabilities:
Increase in trade receivables	(92,481)	(36,863)
(Increase)/decrease in other current assets	(4,348)	4,948
Decrease in trade payables	(26,127)	(10,734)
Increase in other current liabilities	34,451	13,822

Net cash used in operating activities	(59,238)	(3,349)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,543)	(4,168)
Proceeds from disposal of property, plant and equipment	399	180
Increase in other non-current assets	(5,325)	(144)
Acquisitions and contingent earn-out payments	(197,238)	(2,907)
Other	(860)	(868)

Net cash used in investing activities	(207,567)	(7,907)

FINANCING ACTIVITIES:
Increase/(decrease) in bank lines of credit	158,998	(11,107)
Decrease in short-term borrowings	(1,873)	(452)
Increase in long-term borrowings	211	—
Repayment of long-term borrowings	(747)	(129)
Repayments of capital lease obligations	(2,155)	(1,310)
Net proceeds from the issuance of ordinary shares	5,652	2,368
Excess tax benefits from share-based compensation	329	—

Net cash provided by/(used in) financing activities	160,415	(10,630)

Effect of foreign exchange rate changes on cash	1,949	(2,114)

Net decrease in cash and cash equivalents	(104,411)	(24,000)
Cash and cash equivalents at beginning of period	246,510	178,132

Cash and cash equivalents at end of period	$142,069	$154,132

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements
For the three months ended April 30, 2006 and 2005 (Unaudited)
NOTE 1. Presentation of Financial Statements
The accompanying unaudited condensed consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007 or any other future periods.
The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2006 on file with the Securities and Exchange Commission.
All dollar amounts in the notes are presented in thousands except for share and per share data.
Acquisitions
Effective March 7, 2006, the Company acquired 100% of the issued and outstanding shares of Market Industries, Ltd. and its subsidiaries, branded under the trade name Market Transport Services (Market Transport) for approximately $197.1 million in cash, a portion of which was used to pay off Market Transport’s outstanding indebtedness. The initial purchase price is subject to certain closing, working capital and tax-related adjustments. Market Transport is a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage headquartered in Portland, Oregon. The final purchase price allocation has not yet been determined. The weighted average life of the customer contracts and relationships acquired is expected to be approximately 15.4 years as of the acquisition date. The Company expects that approximately $17,600 of goodwill and intangible assets, as of the acquisition date, will be deductible for tax purposes. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$50,425
Property, plant and equipment	27,943
Customer contracts and relationships and other intangible assets	30,100
Goodwill	132,794
Other long term assets	5,005

Total assets acquired	246,267
Liabilities assumed	(30,919)
Deferred income taxes	(18,248)

Net assets acquired	$197,100

The following table shows the supplemental pro forma information as though the Company’s acquisitions had occurred February 1, 2005.

	Three months ended April 30,
			Diluted
	Gross	Net	earnings
	revenue	Income	per share *
2006:
As reported	$773,700	$16,592	$0.17
Acquisitions	31,549	82	0.00

Total	$805,249	$16,674	$0.17

2005:
As reported	$630,193	$17,769	$0.18
Acquisitions	100,019	1,950	0.02

Total	$730,212	$19,719	$0.20

*	Diluted pro forma earnings per share were calculated using 99,027,366 and 97,598,289 diluted ordinary shares for the three months ended April 30, 2006 and 2005, respectively. The diluted earnings per share amounts as reported plus acquisitions may not add to the total pro forma amounts due to the effects of rounding.
Stock Split
On March 7, 2006, the Company’s board of directors declared a three-for-one stock split of the Company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006. Share, per share, stock option and restricted share unit data for all periods presented in this Form 10-Q including the consolidated financial statements and related disclosures have been adjusted to give effect to the stock split.
Share-Based Compensation
During the first quarter of fiscal 2007, the Company adopted the provisions of, and accounted for share-based compensation in accordance with, the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123—revised 2004, Share-Based Payment (SFAS No. 123R), which replaced Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award. The Company elected to recognize the expense on a straight-line basis over the requisite service period, which is the vesting period. The Company also elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The compensation expense recognition provisions of SFAS No. 123R apply to new grants and to the unvested portion of grants that were outstanding as of the effective date. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.
The application of SFAS No. 123R had a material impact on the Company’s consolidated financial statements. See Note 9, “Share-Based Compensation Plans” for further information regarding the Company’s share-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded share-based compensation expense.
Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.

NOTE 2. Earnings per Share

	Three months ended
	April 30,
	2006	2005
Basic earnings per share:
Net income	$16,592	$17,769
Weighted average number of ordinary shares	95,481,624	93,010,212

Basic earnings per share	$0.17	$0.19

Diluted earnings per share:
Net income	$16,592	$17,769
Weighted average number of ordinary shares	95,481,624	93,010,212
Incremental shares required for diluted earnings per share related to stock options	3,545,742	4,588,077

Diluted weighted average number of shares	99,027,366	97,598,289

Diluted earnings per share	$0.17	$0.18

Cash dividends declared per share	$0.06	$0.05

There were options to purchase 16,629 of ordinary shares outstanding for the three-month period ended April 30, 2006, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive.
NOTE 3. Other Comprehensive Income

	Three months ended
	April 30,
	2006	2005
Net income	$16,592	$17,769
Other comprehensive income/(loss), net of tax:
Foreign exchange translation adjustments	6,815	(3,621)

Comprehensive income	$23,407	$14,148

NOTE 4. Segment Information
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

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2006
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$184,093	$240,815	$207,680	$141,112	$—	$773,700

Net revenue	$54,329	$115,496	$35,637	$66,166	$—	$271,628
Staff costs	31,784	70,446	15,222	29,788	3,524	150,764
Depreciation and amortization	1,408	2,605	835	2,084	504	7,436
Amortization of intangible assets	—	1,553	115	183	—	1,851
Other operating expenses	16,107	31,714	9,031	24,561	2,997	84,410

Operating income/(loss)	$5,0310	$9,178	$10,434	$9,550	$(7,025)	27,167

Interest income						1,533
Interest expense						(4,580)
Gains on foreign exchange						185

Pretax income						24,305
Provision for income taxes						6,831

Income before minority interests						$17,474

Capital expenditures	$3,174	$3,046	$1,214	$2,452	$2	$9,888

Segment assets at quarter-end	$267,387	$614,042	$271,934	$359,869	$5,079	$1,518,311

	Three months ended April 30, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$161,983	$156,778	$181,714	$129,718	$—	$630,193

Net revenue	$49,628	$80,424	$28,727	$62,419	$—	$221,198
Staff costs	27,161	46,531	12,461	27,367	2,251	115,771
Depreciation and amortization	1,415	1,116	693	1,985	495	5,704
Amortization of intangible assets	—	956	—	186	—	1,142
Other operating expenses	13,462	24,699	7,261	24,051	2,181	71,654

Operating income/(loss)	$7,590	$7,122	$8,312	$8,830	$(4,927)	26,927

Interest income						1,513
Interest expense						(2,236)
Gains on foreign exchange						74

Pretax income						26,278
Provision for income taxes						7,576

Income before minority interests						$18,702

Capital expenditures	$2,041	$1,436	$801	$1,965	$—	$6,243

Segment assets at quarter-end	$235,174	$312,239	$228,671	$301,284	$10,834	$1,088,202

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended
	April 30,
	2006	2005
Gross revenues:
Airfreight forwarding	$307,570	$278,280
Ocean freight forwarding	206,533	186,635
Customs brokerage	19,805	20,308
Contract logistics	118,619	94,586
Other	121,173	50,384

	$773,700	$630,193

Net revenues:
Airfreight forwarding	$74,889	$70,529
Ocean freight forwarding	31,529	25,584
Customs brokerage	19,159	19,563
Contract logistics	99,698	78,780
Other	46,353	26,742

	$271,628	$221,198

NOTE 5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the three months ended April 30, 2006 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of February 1, 2006	$50,340	$104,048	$93,484	$79,087	$326,959
Acquisitions and contingent earn-out payments	1,192	133,258	1,433	443	136,326
Foreign currency translation and other adjustments	(323)	4,346	(912)	1,672	4,783

Balance as of April 30, 2006	$51,209	$241,652	$94,005	$81,202	$468,068

The amortizable intangible assets as of April 30, 2006 and 2005 relate primarily to the estimated fair value of the customer contracts and relationships acquired in respect of certain acquisitions. The changes in the carrying values of amortizable intangible assets as of April 30, 2006 and January 31, 2006 are as follows:

			Net
	Gross carrying	Accumulated	carrying
	value	amortization	value
As of April 30, 2006:
Customer contracts and relationships	$70,168	$(7,632)	$62,536
Non-compete agreements	2,154	(1,574)	580
Computer software and other	1,370	(72)	1,298

Total	$73,692	$(9,278)	$64,414

As of January 31, 2006:
Customer contracts and relationships	$41,164	$(6,195)	$34,969
Non-compete agreements	2,124	(1,233)	891

Total	$43,288	(7,428)	35,860

Amortization expense totaled $1, 851 and $1,142 for the three months ended April 30, 2006 and 2005, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31.

2007	$8,016
2008	7,686
2009	7,569
2010	6,964
2011	6,619
In addition to the amortizable intangible assets, the Company also had $6,588 and $6,552 of intangible assets not subject to amortization as of April 30, 2006 and January 31, 2006, respectively, related to trademarks acquired primarily with International Healthcare Distributors (Pty.) Limited.
NOTE 6. Supplemental Cash Flow Information
The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Three months ended
	April 30,
	2006	2005
Net cash paid for:
Interest	$3,066	$1,043
Income taxes	4,948	3,032
Non-cash activities:
Capital lease obligations incurred to acquire assets	5,345	2,075
Dividends declared	5,826	4,672
Value of shares issuable as acquisition earn-out payment	—	17,793
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
NOTE 7. Contingencies
From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. To date, none of these types of litigation has had a material effect on the Company and, as of April 30, 2006, the Company is not a party to any material litigation except as described below.
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $15,920 based on exchange rates as of April 30, 2006.

The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $11,963, based on exchange rates as of April 30, 2006.
In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the disclosed legal proceedings because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.
NOTE 8. Retirement Benefit Plans
The Company operates defined benefit plans for qualifying employees in certain countries. Under these plans employees are entitled to retirement benefits as a certain percentage of the employee’s final salary on attainment of the qualifying retirement age. No other post-retirement benefits are provided.
The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended
	April 30,
	2006	2005
Service cost component	$269	$284
Plan participants’ contributions	122	153
Interest cost component	517	618
Expected return on assets	(502)	(583)
Amortization of unrecognized net loss	111	55

Net periodic pension expense	$517	$527

For the three months ended April 30, 2006, $352 contributions have been made by the Company to its pension plans.
NOTE 9. Share-Based Compensation Plans
As of April 30, 2006, the Company had the following share-based compensation plans: the 2000 Employee Share Purchase Plan; 2004 Long Term Incentive Plan (LTIP); 2000 Stock Option Plan; 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan); and Non-Employee Directors Share Option Plan (Directors Option Plan).
2000 Employee Share Purchase Plan
The Company’s 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) with an opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. The purchase price is the lower of 85% of the fair market value of the Company’s ordinary shares on either the first or last day of each offering period. Employee payroll deductions cannot exceed 10% of a participant’s current compensation and are subject to an annual maximum of $25.

2004 Long-Term Incentive Plan
The Company’s LTIP provides for the issuance of a variety of awards, including options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units, deferred share units, and performance based awards. This plan allows for the grant of incentive and non-qualified stock options. 6,000,000 shares were originally reserved for issuance under this plan when it was adopted, subject to adjustments. Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. The maximum contractual term of the options in this plan is 10 years. Restricted share units vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested restricted share units are forfeited upon termination of employment. Performance based awards vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met.
2000 Stock Option Plan
The Company’s 2000 Stock Option Plan provided for the issuance of options to purchase ordinary shares to the Company’s directors, executives, employees and consultants. This plan allows for the grant of incentive and non-qualified stock options. With the approval of the 2004 Long Term Incentive Plan in February 2004, any options outstanding under the 2000 Stock Option Plan which are cancelled, terminated or otherwise forfeited by the participants or optionees will not be made available for reissuance under the 2000 Stock Option Plan. In addition, no further options will be granted under this plan. The maximum contractual term of the options in this plan is 10 years.
2004 Non-Employee Directors Share Incentive Plan
The Company’s 2004 Directors Incentive Plan provides for the issuance of restricted shares and restricted share units. A total of 600,000 shares were originally reserved for issuance under this plan, subject to adjustments, to members of the Company’s non-employee directors. The restricted share units vest and convert into the right to receive ordinary shares of the Company at the annual meeting which follows the award. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares.
Non-Employee Directors Share Option Plan
Due to the adoption of the 2004 Directors Incentive Plan, no further option grants will be made pursuant to the Directors Option Plan. The Company’s Directors Option Plan provided for the issuance of options to purchase ordinary shares to each of the Company’s non-employee directors. The option exercise price is equal to the fair market value of the underlying ordinary shares as of the grant date. Options granted under this plan vest in three annual increments, beginning one year from the grant date. Options granted under this plan expire ten years from the grant date unless terminated earlier as provided for in this plan.
Adoption of SFAS No. 123R
The Company adopted SFAS No. 123R using the modified prospective transition method with the fiscal year beginning February 1, 2006. The Company recognizes compensation expense based on the estimated grant date fair value. Fair value associated with the options is determined using the Black-Scholes valuation model (BSM). Expenses are recorded over the service period using the straight-line amortization method.
As SFAS No. 123R requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation for the three-month period ended April 30, 2006 has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of historical option forfeitures.
The determination of the fair value of share-based payment awards on the date of grant using the BSM is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free rate of return and expected dividends.
Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of share-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised share-based awards in excess of the deferred tax asset attributable to share-based compensation costs for such options. As a result of adopting SFAS No. 123R, $329 of excess tax benefits for the three months ended April 30, 2006 have been classified as a financing cash inflow. Cash received from option exercises and employee stock purchase plan purchases for the three-month periods ended April 31, 2006 and 2005, was $5,652 and $2,368, respectively.
In the first quarter of fiscal 2007, the adoption of SFAS No. 123R resulted in incremental share-based compensation expense of $1,765. The incremental share-based compensation expense caused income before income taxes to decrease by $1,765, net income to decrease by $1,504 and basic and diluted earnings per share to decrease by $0.02 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $329 related to excess tax benefits from share-based payment arrangements.
The total share-based compensation cost recognized in earnings for the three-month period ended April 30, 2006 and 2005 was $2,784 and $1,332, respectively. The total tax benefit recognized in the income statement for share-based compensation was $466 and $209, respectively.
Valuation Assumptions
The foregoing impact of share-based compensation costs was determined under the BSM using the following weighted average assumptions:

	Three months ended
	April 30,
	2006	2005
Risk free rate of return, annual	4%	3%
Expected term	8 years	8 years
Expected volatility	43%	45%
Dividend yield	0.3%	0.3%
The Company’s computation of expected volatility for the quarter ended April 30, 2006 and 2005 is based on historical volatility of our stock. The Company’s computation of expected term in fiscal 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk free rate of return for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Share-Based Compensation Activity
A summary of the LTIP option activity for the three months ended April 30, 2006 is as follows:

	2004 LTIP
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2006	2,035,113	$20.47
Options granted	16,678	36.08
Options cancelled/forfeited	(1,308)	30.61

Outstanding balance at April 30, 2006	2,050,483	20.59	8.7 years	$21,816

Exercisable balance at April 30, 2006	212,785	$16.62	8.2 years	$3,100

The aggregate intrinsic value for the LTIP is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 2,033,854 options that were in-the-money as of April 30, 2006. The weighted average grant-date fair value of options granted in three-month periods ended April 30, 2006 was $17.63.
The following table summarized activity under the LTIP nonvested restricted share units for the three months ended April 30, 2006:

	2004 LTIP
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	share	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2006	508,020	$19.03
Units granted	8,319	36.08

Outstanding balance at April 30, 2006	516,339	19.31	2.5 years	$16,105

A summary of the 2000 Stock Option Plan option activity for the three months ended April 30, 2006 is as follows:

	2000 Stock Option Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2006	4,140,171	$6.42
Options exercised	(992,828)	5.36
Options cancelled/forfeited	(6,000)	8.26

Outstanding balance at April 30, 2006	3,141,343	6.76	5.8 years	$76,752

Exercisable balance at April 30, 2006	2,130,193	$6.19	5.4 years	$53,254

The aggregate intrinsic value for the 2000 Stock Option Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 3,141,343 options that were in-the-money as of April 30, 2006. During the three months ended April 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $26,755 and $8,296, respectively, determined as of the date of option exercise.
The following table summarized activity under the 2004 Directors Incentive Plan nonvested restricted stock units for the three months ended April 30, 2006:

	2004 Directors Incentive Plan
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	share	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2006	12,252	$22.21
Units granted	489	35.99

Outstanding balance at April 30, 2006	12,741	22.74	0.1 years	$398

A summary of the Directors Option Plan option activity for the three months ended April 30, 2006 is as follows:

	Directors Options Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2006	132,000	$8.87
Options exercised	(15,000)	5.75

Outstanding balance at April 30, 2006	117,000	9.27	6.7 years	$2,564

Exercisable balance at April 30, 2006	93,000	$8.75	6.5 years	$2,087

The aggregate intrinsic value for the Directors Options Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 117,000 options that were in-the-money as of April 30, 2006. During the three months ended April 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Directors Options Plan was $451 and $1,318, respectively, determined as of the date of option exercise.
As of April 30, 2006, there was approximately $22,857 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.
Pro forma Information for Periods Prior to the Adoption of SFAS No. 123R
Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation awards using the intrinsic value method as prescribed by APB No. 25 and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee share-based compensation expense recognized under APB No. 25 was not reflected in the Company’s results of operations for the three-month period ended April 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The 2000 Employee Share Purchase Plan was deemed non-compensatory under the provisions of APB No. 25. Share-based compensation was based on actual forfeitures of awards. In accordance with the modified prospective method, previously reported amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded based on the fair value method under SFAS No. 123 for the three months ended April 30, 2005:

Net income as reported	$17,769
Add: share-based employee compensation expense included in reported net income, net of income taxes	1,728
Less: Total share-based compensation expense determined under the fair value based method, net of income taxes	(2,426)

Pro forma net income	$16,471

Earnings per share, as reported:
Basic earnings per share	$0.19
Diluted earnings per share	0.18
Earnings per share, pro forma:
Basic earnings per share	0.18
Diluted earnings per share	0.17
NOTE 10. Borrowings
Effective March 7, 2006, the Company entered into a $150,000 senior, secured term loan credit facility (Bridge Facility), with LaSalle Bank N.A (LaSalle). The Bridge Facility matures on September 7, 2006 and contains financial and other covenants. The Company entered into the Bridge Facility to provide short-term financing for the acquisition of Market Transport. The Bridge Facility is secured by a pledge of all the shares of Market Transport and each of its subsidiaries. The Company’s obligations under the Bridge Facility are guaranteed by the Company and selected subsidiaries. At the Company’s election, amounts outstanding under the Bridge Facility bear interest at (i) the greater of LaSalle’s prime rate or the overnight federal funds rate plus 0.5%, or (ii) the London Inter-bank Offered Rates (LIBOR) plus 1.25%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
UTi Worldwide Inc. and its subsidiaries (which we refer to as the company or UTi) is an international, non-asset-based global integrated logistics company that provides airfreight and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services. The company serves its customers through a worldwide network of freight forwarding offices, including exclusive agents, and contract logistics centers and domestic road transportation facilities.
Our business operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa and in each of these geographic segments our principal sources of income include airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics and other supply chain management services.
Our recent growth in gross revenue and net revenue for the three-month period ended April 30, 2006 (which we refer to as the first quarter of fiscal 2007) compared to the three-month period ended April 30, 2005 (which we refer to as the first quarter of fiscal 2006) resulted from growth which we attribute to the growth of our existing operations along with contributions from our acquisitions.
A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.
In February 2002, we initiated a five-year strategic operating plan which we named NextLeap. NextLeap is our plan to move UTi from being a global freight forwarding operator to a company that can offer our customers a comprehensive and integrated range of services across the entire supply chain. NextLeap is a process of expanding and integrating our relationship with our customers and increasing the range of services we offer and provide for our customers, and thus cannot be measured in terms of “percentage implemented.” Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. As of April 30, 2006, we have completed 17 of the 20 quarters covered by NextLeap. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, improve margins, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. We may not be able to successfully implement NextLeap or our next long-term strategic operating plan, and no assurances can be given that our efforts associated with these strategic operating plans will result in increased revenues or improved margins or improved profitability. If we are not able to increase our revenues and improve our operating margins in the future, our results of operations could be adversely affected.
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
Acquisitions that we made in the first quarter of fiscal 2007, as well as in the period from May 1, 2005 through January 31, 2006, affect the comparison of our operating results between the first quarter of fiscal 2007 versus the comparable prior-year period.
Effective March 7, 2006, we acquired Market Industries LTD, which we refer to as Market Transport, a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage, for approximately $197.1 million in cash, a portion of which was used to pay off Market Transport’s outstanding indebtedness. The initial purchase price is subject to certain closing, working capital and tax-related adjustments. The acquisition of Market Transport was funded by a combination of our cash reserves and the proceeds of a $150.0 million senior secured six month term credit facility. The final purchase price allocation for this acquisition has not yet been determined.
Effective October 1, 2005, we acquired 100% of the issued and outstanding shares of Concentrek, Inc., which we refer to as Concentrek, a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9.6 million, which includes the repayment of debt of $6.9 million. In addition, there is a guaranteed minimum future earn-out payment of $1.2 million due in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7.5 million, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1.2 million due in March 2007.
Effective June 1, 2005, we acquired 100% of the issued and outstanding shares of Perfect Logistics Co., Ltd, which we refer to as Perfect Logistics, a third-party contract logistics provider and customs broker headquartered in Taiwan. The initial purchase price was approximately $13.8 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for four additional payments of up to a maximum U.S. dollar equivalent of approximately $5.6 million in total, based on the future performance of Perfect Logistics over each of the four twelve-month periods ending May 31, 2009.
In addition, we made several smaller acquisitions fiscal 2006. We acquired the business and net assets of Maertens International N.V. (which we refer to as Maertens), a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables, effective July 1, 2005. Also, effective May 1, 2005, we acquired the assets and ongoing contract logistics business of a small transportation management provider in New Zealand and we acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., a South African company, of which we had already owned 50%, and UTi Egypt Limited, of which we had already owned 55%. Effective May 31, 2005, we acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., our Israeli subsidiary. Effective December 29, 2005, the company acquired 100% of the outstanding shares of Logica GmbH and Logica Services GmbH, which we collectively refer to as Logica.
Stock Split
On March 7, 2006, the company’s board of directors declared a three-for-one stock split of the company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27,

2006. Share, per share, stock option and restricted share unit data for all periods presented in this Form 10-Q including the consolidated financial statements and related disclosures have been adjusted to give effect to the stock split.
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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, but are not limited to, the company’s expectation that its other net revenue will increase due to contributions of Market Transport, the company’s discussion of its business plan, strategy, strategic operating plan, the company’s discussion of its future earn-out payments and future share-based compensation expense, discussion of its growth strategies and NextLeap, its global network and capabilities in contract logistics. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements, and our business, financial condition and operations could be impacted by a number of risks, uncertainties and important factors, including, without limitations, fluctuations in trade volumes and global, regional and local economic conditions, increased competition, the effects of increasing fuel prices, integration risks associated with acquisitions, the effects of changes in foreign exchange rates, uncertainties and risks associated with the company’s operations in South Africa, general economic, political and market conditions, including those in Africa, Asia and Europe, risks of international operations, the success and effects of new strategies, disruptions caused by epidemics, conflicts, wars and terrorism, changes in our effective tax rates and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission. The company’s actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
There are a number of risks, uncertainties and important factors that might impact our business and operations or otherwise cause actual results to differ from any results expressed or implied by any forward-looking statements. In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (together with any additions and changes thereto contained in this Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the Securities and Exchange Commission, and those set forth above.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results of operations for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31 2006, which are included in our annual report on Form 10-K for the year ended January 31, 2006, on file with the Securities and Exchange Commission. Our condensed consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
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
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services including contract logistics services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the three months ended April 30, 2006 and 2005, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended April 30,
	2006			2005
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income

Europe	$184,093	$54,329	$5,030	$161,983	$49,628	$7,590
Americas	240,815	115,496	9,178	156,778	80,424	7,122
Asia Pacific	207,680	35,637	10,434	181,714	28,727	8,312
Africa	141,112	66,166	9,550	129,718	62,419	8,830
Corporate	—	—	(7,025)	—	—	(4,927)

Total	$773,700	$271,628	$27,167	$630,193	$221,198	$26,927

	Change to three months ended April 30, 2006
	from three months ended April 30, 2005
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income

Europe	$22,110	$4,701	$(2,560)	14%	9%	(34)%
Americas	84,037	35,072	2,056	54	44	29
Asia Pacific	25,966	6,910	2,122	14	24	26
Africa	11,394	3,747	720	9	6	8
Corporate	—	—	(2,098)	—	—	(43)

Total	$143,507	$50,430	$240	23%	23%	1%

All of our regions reported improvements in gross and net revenues for the first quarter of fiscal 2007 when compared to the corresponding prior year period.

Our Europe region showed improvements in gross and net revenues for the first quarter of fiscal 2007 versus the first quarter of fiscal 2006 primarily due to organic growth in air and ocean freight forwarding revenues, which were driven primarily by higher shipment volumes during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 and to increases in our contract logistics gross and net revenues during the first quarter of fiscal 2007 compared to the corresponding prior year period. We estimate that the unfavorable impact of currency exchange rates on our gross and net revenue for our Europe region, when reported in U.S. dollars, was approximately 8% in the first quarter of fiscal 2007 when compared to the currency exchange rates in effect in the corresponding prior year period. Our increase in gross and net revenues in our Europe region was below the increase in operating expenses during February 2006 when compared to the respective prior year period. This attributed to the decrease in operating income in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.
The increase in gross and net revenues in the Americas region for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was due primarily to the contributions to gross and net revenues from our acquisitions of Concentrek and Market Transport in October 2005 and March 2006, respectively. We expect our gross and net revenues in the Americas region to increase for the remainder of the year ending January 31, 2007 compared to corresponding prior year periods due to our recent acquisition of Market Transport. Additionally, we experienced increased contract logistics gross and net revenues in our Americas’ region due to increase business from organic growth. During the first quarter of fiscal 2007, our Americas’ gross and net revenues also benefited from increased ocean freight forwarding gross and net revenues when compared to the corresponding prior year period. These increases in ocean freight forwarding gross and net revenues were primarily driven by increased volumes in the region for the first quarter of fiscal 2007 when compared to the corresponding prior year period as we intentionally sought to grow our ocean freight forwarding business.
Gross and net revenues in our Asia Pacific region increased during the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006 primarily due to organic growth resulting from higher overall export shipment volumes especially out of China and Hong Kong. At the operating income line, Asia Pacific continued to be our region with the highest operating profit margin, calculated by dividing operating income for the region by net revenues for the region, reporting 29% for the first quarter of fiscal 2007. The higher operating profit margin in this region resulted primarily from having a lower cost structure than our other regions.
The increases in gross and net revenues during the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006 for our Africa region resulted primarily from organic growth in our air and ocean freight forwarding and contract logistics service lines due to increased levels of business. We estimate that the unfavorable impact of currency exchange rates on our gross and net revenue for our Africa region, when reported in U.S. dollars, was approximately 3% in the first quarter of fiscal 2007 when compared to the currency exchange rates in effect in the corresponding prior year period. Our Africa region’s operating income for the first quarter of fiscal 2007 grew at a faster rate than our growth rate for net revenue for the first quarter of fiscal 2006 in this region because we focused on improving our operating profit margin, calculated by dividing operating income for the region by net revenue for the region, by increasing revenues while holding costs in check so that they increase at a slower rate than net revenue.
Because of the integrated nature of our business, with global customers being served by more than one of our geographic regions and with at least two regions often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by geographic regions.
By service line, our total increase of $143.5 million, or 23%, in gross revenue in the first quarter of fiscal 2007 over the first quarter of fiscal 2006 was due to increases in airfreight forwarding of $29.3 million, ocean freight forwarding of $19.9 million, contract logistics of $24.0 million, and other revenue of $70.8 million offset by a decrease in customs brokerage of $0.5 million.
We estimate that organic growth accounted for approximately $88.7 million of the aggregate increases in gross revenue for the first quarter of fiscal 2007 versus the first quarter of fiscal 2006, while the balance of the growth for the period was comprised of the impact of acquisitions, partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in the first quarter of fiscal 2007 when compared to the currency exchange rates in effect in the corresponding prior year period.
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
The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended
	April 30,
	2006	2005
Net revenues:
Airfreight forwarding	27%	32%
Ocean freight forwarding	12	11
Customs brokerage	7	9
Contract logistics	37	36
Other	17	12

Total net revenues	100	100

Staff costs	56	52
Depreciation and amortization	3	3
Amortization of intangible assets	1	1
Other operating expenses	31	32

Operating income	10	12
Interest income	1	1
Interest expense	(2)	(1)
Losses on foreign exchange	*	*

Pretax income	9	12
Provision for income taxes	3	3
Minority interests	*	*

Net income	6%	8%

*	Less than one percent.
Three months ended April 30, 2006 compared to three months ended April 30, 2005
Net revenue increased $50.4 million, or 23%, to $271.6 million for the first quarter of fiscal 2007 compared to $221.2 million for the first quarter of fiscal 2006. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling approximately $34.1 million, contributions of approximately $21.4 million from our acquisitions made after the first quarter of fiscal 2006, primarily Market Transport, as well as from Concentrek and Perfect Logistics, partially offset by the impact of generally unfavorable currency exchange rates estimated to be approximately $5.1 million when reported in U.S. dollars during the first quarter of fiscal 2007 when compared to the currency exchange rates in effect in the first quarter of fiscal 2006.
Airfreight forwarding net revenue increased $4.4 million, or 6%, to $74.9 million for the first quarter of fiscal 2007 compared to $70.5 million for the corresponding prior year period. This increase primarily resulted from organic growth primarily in our Europe and Asia Pacific regions. Our organic growth resulted primarily from higher airfreight shipment volumes in our Europe and Asia Pacific regions, which resulted in higher airfreight forwarding net revenue during the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006.
Ocean freight forwarding net revenue increased $5.9 million, or 23%, to $31.5 million for the first quarter of fiscal 2007 compared to $25.6 million for the first quarter of fiscal 2006. This increase was due primarily to organic growth in all of our regions which growth was particularly noticeable in the Asia Pacific and Africa regions, partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in the first quarter of fiscal 2007 when compared to the currency exchange rates in effect in the first quarter of fiscal 2006. This increased was a result of higher ocean freight shipment volumes during the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006. Additionally, our Asia Pacific and Africa regions experienced higher yields during the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006.
Customs brokerage net revenue decreased $0.4 million, or 2%, to $19.2 million for the first quarter of fiscal 2007 compared to $19.6 million for the corresponding prior year period. Customs brokerage net revenue decreased primarily as a result of unfavorable exchange rates when reported in U.S. dollars in the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006, partially offset by organic growth primarily in our Africa region.
Contract logistics net revenue increased $20.9 million, or 27%, to $99.7 million for the first quarter of fiscal 2007 compared to $78.8 million for the first quarter of fiscal 2006. This increase resulted primarily from organic growth which totaled approximately $19.1 million, particularly in the Americas region and to a lesser degree our African and Europe regions, which was driven primarily by new business and additional business for our existing clients. The increase is also attributable to the impact of our acquisitions, including Perfect Logistics and Concentrek which we acquired in June 2005 and October 2005, respectively. We estimated that approximately 14% of the increase in contact logistics net revenue for the first quarter of fiscal 2007 was due to the impact of these acquisitions.
Other net revenue, which includes revenue from our other supply chain management services including transportation management and outsourced distribution services, increased $19.7 million, or 73%, to $46.4 million for the first quarter of fiscal 2007 compared to $26.7 million for the first quarter of fiscal 2006. This increase was primarily due to the impact of our acquisition of Market Transport in March 2006 as well as the impact of our acquisitions of Concentrek and Maertens subsequent to the first quarter of fiscal 2006, which totaled approximately $18.3 million during the first quarter of fiscal 2007. We expect our other net revenue for the remainder of fiscal 2007 to exceed our other net revenue in the corresponding prior year periods due to the anticipated contributions of Market Transport.
Staff costs increased $35.0 million, or 30%, to $150.8 million for the first quarter of fiscal 2007 from $115.8 million for the corresponding prior year period, primarily as a result of increased resources to accommodate the increase in business activity, particularly in our Americas region’s contract logistics service line. Staff costs in our contract logistics service line tend to be variable as our business activities increase, we must staff to meet the demand. This increase is also attributable to the addition of personnel in connection with our acquisitions, including Market Transport, Perfect Logistics and Concentrek, which we estimated were responsible for about one-third of the total increase. Share-based compensation expense increased by approximately $1.8 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily as a result of the adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). We estimate based on current share-based awards granted and current assumptions that share-based compensation expense will be approximately $2.7 million for each of the three-month periods ending July 31, 2006 and October 31, 2006 and approximately $2.5 million in the three-month period ending January 31, 2007. Of course, actual share-based compensation expense may differ from such estimates as a result of increases in the number of share-based awards granted and other factors – see “Critical Accounting Policies and Use of Estimates – Share-Based Compensation” below. Total staff costs expressed as a percentage of net revenues increased to 56% in the first quarter of fiscal 2007 from 52% in the first quarter of fiscal 2006.
Depreciation and amortization expense increased by $1.7 million, or 30%, to $7.4 million for the first quarter of fiscal 2007 over the first quarter of fiscal 2006 primarily due to the impact of our acquisitions, particularly Market Transport, and to a lesser degree our capital spending during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. When expressed as a percentage of net revenue, depreciation and amortization expense remained constant at 3% of net revenue in the first quarter of fiscal 2007 and in the comparable prior year period.

Amortization of intangible assets expense increased by $0.7 million, or 62%, to $1.9 million for the first quarter of fiscal 2007 over the first quarter of fiscal 2006 primarily due to the impact of our acquisitions, particularly Market Transport. This expense is expected to increase in absolute terms in the remainder of fiscal 2007. When expressed as a percentage of net revenue, amortization of intangible assets expense stayed constant at 1% of net revenue in the first quarter of fiscal 2007 when compared with the comparable prior year period.
Other operating expenses increased by $12.7 million, or 18%, to $84.4 million in the first quarter of fiscal 2007 compared to $71.7 million for the first quarter of fiscal 2006. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and secondarily from the additional operating costs incurred by our acquisitions, particularly Market Transport. Approximately $7.1 million of the increase was due to the impact of our acquisitions. Included in other operating expenses for the first quarter of fiscal 2007 are facilities and communications costs of $28.7 million compared to $24.5 million of such costs for the first quarter of fiscal 2006, representing an increase of 17%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first quarter of fiscal 2007, selling, general and administrative costs increased 18% to $55.7 million compared to $47.2 million for the first quarter of fiscal 2006. The increase in selling, general and administrative costs was primarily a result of the impact of our acquisitions, particularly Market Transport, and, to a lesser degree, the increased level of business activity during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. When expressed as a percentage of net revenue, other operating expenses decreased slightly to 31% for the first quarter of fiscal 2007 from 32% for the first quarter of fiscal 2006.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Interest expense increased in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 by $2.3 million, or 105%, to $4.6 million. Our interest expense increased primarily due to the interest expense associated with the addition of a new $150.0 million senior, secured term loan credit facility we obtained in connection with our recent acquisition of Market Transport in March 2006. We are seeking to replace the $150.0 million senior, secure term loan credit facility with an alternative long-term debt financing of up to $200.0 million. In this event, we expect that the increased borrowings will result in increased interest expense in the remaining quarters of fiscal 2007 compared to the comparable periods in the prior year.
Our effective income tax rate of 28% in the first quarter of fiscal 2007 was lower than the effective income tax rate of 29% in the corresponding prior year period. Our overall effective tax rate is impacted by the geographic composition of our worldwide earnings and in the first quarter of fiscal 2007, we had a higher proportion of taxable income generated in jurisdictions with lower tax rates than in the first quarter of fiscal 2006.
Net income decreased by $1.2 million, or 7%, to $16.6 million in the first quarter of fiscal 2007 as compared to the corresponding prior year period for the reasons listed above.
Liquidity and Capital Resources
As of April 30, 2006, our cash and cash equivalents totaled $142.1 million, representing a decrease of $104.4 million from January 31, 2006, as a result of using a net amount of $106.3 million of cash in our operating, investing and financing activities, partially offset by a favorable impact of $1.9 million related to the effect of foreign exchange rate changes on our cash balances.
During the first quarter of fiscal 2007, we used approximately $59.2 million in net cash from operating activities. This resulted from net income of $16.6 million plus depreciation and amortization of intangible assets totaling $9.3 million and other items totaling $3.4 million, plus an increase in trade payables and other current liabilities of $8.3 million which was offset by an increase in trade receivables and other current assets of $96.8 million. The increases in trade receivables and other current assets and decrease in trade payables during the first quarter of fiscal 2007 were primarily due to our African region during the first quarter of fiscal 2007 as compared to the comparable prior year period. Public holidays in our African region at the end of April 2006 had a material impact on the collection of receivables, as clients took advantage of these public holidays to delay payment.

During the first quarter of fiscal 2007, cash used for capital expenditures was approximately $4.5 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations for the remainder of fiscal 2007.
During first quarter of fiscal 2007, we used an aggregate of $197.2 million of cash for acquisitions and contingent earn-out payments, including $192.8 million, net of cash acquired, primarily for our acquisitions of Market Transport. The acquisition was funded by a combination of our cash reserves and the proceeds from a new $150.0 million senior secured six-month term credit facility with LaSalle Bank N.A., which we refer to as LaSalle, as agent, and various other lenders. Additional information regarding this $150.0 million senior secured six-month term credit facility is discussed in this item under “Credit Facilities.”
We have a number of potential earn-out payments related to certain acquisitions. In the case of our acquisition of Grupo SLi and Union, SLi (which we collectively refer to as SLi), where the acquisition agreement requires the earn-out payment to be made in the form of ordinary shares at a deemed price of $5.27 per ordinary share, the sellers have accepted cash payments or a combination of cash and ordinary shares in the past and we expect that they will accept a cash payment or a combination of cash and ordinary shares for the final earn-out-payment, which, based on SLi’s fiscal 2006 results as adjusted according to the purchase agreement and the current share price of our ordinary shares, we expect may be in the range of $50.0 million to $60.0 million. This remaining contingent earn-out payment related to our acquisition of SLi, is scheduled to be paid during the second quarter of fiscal 2007 and two remaining contingent earn-out payments related to our acquisition of ET Logistics, S.L. (which we refer to as ET Logistics) which will be calculated based on the future performance of the acquired operation for each of the fiscal years in the two-year period ending January 31, 2008. There are no contractual limits on the amounts that may be payable under the contingent earn-out payment terms for SLi or ET Logistics as they are contingent on the earnings of each of the acquired businesses; however, we anticipate that the contingent cash portion of the earn-out payments would generally be funded from a combination of our current cash balances, cash generated from future operations and future debt financing. Our one remaining contingent earn-out payment related to our acquisition of Unigistix Inc. is to be calculated based on a multiple of the acquired operation’s future earnings for the twelve-month period ending October 31, 2006 and which is subject to a maximum of approximately 2.0 million Canadian dollars (equivalent to approximately $1.8 million as of April 30, 2006). Our acquisition of Perfect Logistics contains four earn-out payments which will be based on the acquired operation’s future earnings over each of the four twelve-month periods in the period ending May 31, 2009 and which are subject to a cumulative maximum U.S. dollar equivalent of approximately $5.6 million. In addition, we anticipate making four contingent earn-out payments, totaling at least $1.2 million and subject to a maximum of $7.5 million, related to our acquisition of Concentrek which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and four contingent earn-out payments related to our acquisition of Logica which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and which are subject to a maximum of 10.0 million euros (equivalent to approximately $12.6 million as of April 30, 2006) and offset against the initial purchase price.
Our financing activities during the first quarter of fiscal 2007 provided $160.4 million of cash, primarily due to net increased long-term borrowings of $150.0 million, which related primarily to our purchase of Market Transport, plus $5.7 million of net proceeds from the issuance of ordinary shares resulting from the exercise of stock options previously granted to employees and directors, partially offset by repayments of capital lease obligations totaling $2.2 million. We also used approximately $5.8 million of cash in the second quarter of fiscal 2007 for the payment of dividends on our ordinary shares which was declared by our board of directors on March 29, 2006.

Credit Facilities
We have various credit and guarantee facilities established in countries where such facilities are required for our business. At April 30, 2006, these facilities totaled approximately $484.3 million and provided for borrowing capacities from approximately $0.1 million to $150.0 million totaling approximately $347.8 million, and also provided for guarantees, which are a necessary part of our business, totaling approximately $136.5 million. Our outstanding borrowings under these credit facilities totaled $254.2 million at April 30, 2006 and we had approximately $93.6 million of available, unused borrowing capacity under these facilities. Certain of these credit facilities have financial covenants, with which the company was in compliance as of April 30, 2006.
Due to the global nature of our business, we utilize a number of different financial institutions to provide these various facilities. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. Most of our borrowings are secured by grants of security interests in accounts receivable and other assets, including pledges of stock of our subsidiaries. The interest rates on these facilities vary and ranged from 0.6% to 9.5% at April 30, 2006. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that is extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements. Therefore, no additional liabilities have been recorded for these guarantees in the unlikely event that the guarantor company was to be required to perform as those liabilities would be duplicative. While the majority of our borrowings are due and payable within one year, we believe we should be able to renew such facilities on commercially reasonable terms.
Effective March 7, 2006, we entered into a $150.0 million senior, secured term loan credit facility, which we refer to as the Bridge Facility, with LaSalle. This credit facility matures on September 7, 2006 and contains financial and other covenants. We entered into the Bridge Facility to provide short-term financing for our acquisition of Market Transport. The Bridge Facility is secured by a pledge of all the shares of Market Transport and each of its subsidiaries. Our obligations under the Bridge Facility are guaranteed by us and selected subsidiaries. At our election, amounts outstanding under the Bridge Facility bear interest at (i) the greater of LaSalle’s prime rate or the overnight federal funds rate plus 0.5%, or (ii) the London Inter-bank Offered Rates (LIBOR) plus 1.25%.
To repay the Bridge Facility, we are in the process of finalizing negotiations for an anticipated private placement of senior unsecured guaranteed notes of up to $200.0 million, repayable over five years at a fixed rate. In conjunction with the anticipated private placement of notes. We are also in the process of finalizing negotiations for a new three year $250.0 million global unsecured revolving credit facility which is expected to replace substantially all our existing working capital credit facilities with the corresponding release of the related grants of security. It is contemplated that both financing arrangements will be unsecured, and that the obligations would be guaranteed by the company and selected subsidiaries.
As of April 30, 2006, the company had a senior revolving credit facility agreement with Nedbank in South Africa (Nedbank SA), which provides for an aggregate credit facility of 480.0 million South African rands (equivalent to approximately $79.3 million as of April 30, 2006). Of this facility, approximately $41.3 million is available for overdrafts, $24.8 million is available for guarantees and standby letters of credit, $11.6 million is available for capital leases and $1.6 million is available for foreign exchange contracts. As with our Nedbank Limited facility in the United Kingdom (Nedbank UK) (discussed below) and with other facilities we have had with Nedbank in the past, this facility is available on an ongoing basis until further notice, subject to Nedbank SA’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank SA. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.

As of April 30, 2006, the company had a senior revolving syndicated credit facility agreement between certain of our subsidiaries in the United States and LaSalle, as agent, and various other lenders, which provides for up to $65.0 million of borrowings based on a formula of eligible accounts receivable primarily for use in our operations in the United States. The credit facility is secured by substantially all of the assets of our U.S. subsidiaries, excluding Market Transport and Concentrek, as well as a pledge of the stock of the U.S. subsidiaries, excluding Market Transport and Concentrek. This credit facility matures in August 2007 and contains financial and other covenants and restrictions applicable to our U.S. operations, excluding Market Transport and Concentrek, and a change of control provision applicable to changes at the U.S. holding company level. This agreement limits the right of the affected U.S. operating company to distribute funds to holding companies.
As of April 30, 2006, we also had a credit facility with Nedbank UK, totaling $60.0 million. We entered into this credit facility in September 2005 as a replacement for our prior credit facility with Nedbank UK which was denominated in British pounds sterling. This facility is primarily used for guarantees and standby letters of credit to secure banking facilities and for guaranteeing performance undertakings of our subsidiary companies with $6.0 million available for foreign exchange contracts. Aggregate borrowing availability under this credit facility includes a revolving short-term loan of up to $30.0 million. The facility is available on an ongoing basis until further notice, subject to Nedbank UK’s credit review procedures and may be terminated by the bank at any time. In the event this credit facility is terminated by the bank, we would be required to seek replacement financing which could involve selling equity securities or incurring debt from another lender which may not be on terms as advantageous as those we obtained from Nedbank UK. The facility is secured by cross guarantees and indemnities of selected subsidiary companies.
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
Contractual Obligations
Other than the Bridge Facility which we entered into in March 2006, there have been no other significant changes in our contractual obligations from January 31, 2006 to April 30, 2006.
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
There have been no significant changes in the company’s critical accounting policies during the first quarter of fiscal 2007 except as set forth below.
Share-Based Compensation
Upon the adoption of the SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), we now record share-based compensation for all of our share-based awards. Prior to the adoption of SFAS No. 123R, we accounted for share-based compensation awards using the intrinsic value method as prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The application of this standard had a material impact on our consolidated statements of operations, financial position and cash flows.
Under the fair value recognition provisions for SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense straight-line over the requisite service period of the award. We have used the Black-Scholes valuation model (BSM) to estimate fair value of our share-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected term. Our computation of expected volatility is based on historical volatility. In addition, we considered many factors when estimating expected forfeitures and expected term, including types of awards, employee class, and historical experience. If any of the assumptions used in the BSM change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
The BSM was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our share-based compensation plans. Existing valuation models, including the BSM and lattice binomial models, may not provide reliable measures of the fair value of our share-based compensation plans. Consequently, there is a risk that our estimates of the fair values of our share-based compensation plans on the grant dates may bear little resemblance to the actual values related upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from those instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our consolidated financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

We adopted SFAS No. 123R using the modified prospective method which requires the application of the accounting standard in its fiscal year beginning February 1, 2006. Our consolidated financial statements as of and for the first quarter of fiscal 2007 reflect the impact of SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
The guidance in SFAS No. 123R is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and could materially affect the fair value estimated of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
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
Many of our operations operate in functional currencies other than in U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this risk.
Interest Rate Risk
We are subject to changing interest rates as a result of our normal borrowing and leasing activities with both fixed and variable interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading or speculative purposes.
As of April 30, 2006, our exposure to market risks has increased since January 31, 2006 as described in our annual report on Form 10-K for the fiscal year ended January 31, 2006 on file with the SEC, due to the variable-rate interest on the Bridge Facility. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the fiscal year ended January 31, 2006.

Item 4. Controls and Procedures
As of April 30, 2006, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report at providing reasonable assurance that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act. No change in the company’s internal control over financial reporting has occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. We are not aware of any material legal proceedings instituted against us during the first quarter of fiscal 2007 or of any material developments in any of the legal proceedings previously disclosed under Part I. Item 3. “Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended January 31, 2006 or our subsequent reports and filings, on file with the Securities and Exchange Commission except as set forth below.
The order releasing the company from the legal proceeding in connection with alleged sales of chemicals utilized in the 1991 Gulf War (filed on September 19, 1995 and subsequently consolidated in the District Court of Brazaria County, Texas) was signed by the presiding judge on April 30, 2006. As a result, we have been released as a defendant from this pending litigation without any liability.
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2006. The disclosures in our annual report and those set forth below are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in the our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed with the Securities and Exchange Commission, except that we hereby update the risk factor below regarding protection of our intellectual property rights and include the additional risk factor below regarding fair value estimates of stock option awards.
If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and we may face disputes over intellectual property matters in the future which could be costly and our results of operations and financial condition may be materially adversely affected.
We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our intellectual property rights. These protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services. Further, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. While we recently reached a settlement for an immaterial amount with a party that was opposing our application for the name and mark “UTi” pending before the United States Patent and Trademark Office, may face opposition or other difficulties with our efforts to register our name and trademark in other jurisdictions. In addition, as the breadth and scope of our business grows and expands, through acquisitions or otherwise, we expect that disputes and claims involving intellectual property rights to increase. Claims and disputes over intellectual property rights can be costly and require significant amounts of management time or result in the diversion of operational resources. A failure to protect our intellectual property rights could result in the loss or diminution in value of such rights.
Use of Black-Scholes valuation model in estimating the grant date fair value of stock option awards is subject to limitations and actual share-based compensation expense may differ materially from what we are estimating.
Beginning on February 1, 2006, we began accounting for compensation costs for all our share-based payments under the provisions of SFAS No.123R, which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of the SFAS No.123R, share-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense straight line over the requisite service period of the award. We have used the BSM to estimate fair value of our share-based awards which requires us to make various judgments and assumptions, including estimating stock price eligibility, forfeiture rates and expected term. If any of the assumptions used in the BSM change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
The BSM was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our share-based compensation plans. Existing valuation models, including the BSM and lattice binomial models, may not provide reliable measures of the fair value of our share-based compensation plans. Consequently, there is a risk that our estimates of the fair values of our share-based compensation plans on the grant dates may bear little resemblance to the actual values related upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from those instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our consolidated financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
Item 5. Other Information
On March 21, 2006, the Company, pursuant to the previously reported UTi Worldwide Inc. Amended and Restated Senior Leadership Team Annual Cash Bonus Plan (the “SLT Plan”), and in accordance with individual performance objectives determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”) as contemplated by the SLT Plan, granted discretionary cash bonus awards for the 2006 fiscal year to the following executive officers: Roger I. MacFarlane, Chief Executive Officer — $275,000; Matthys J. Wessels, Chief Executive Officer African Region — $275,000; Alan C. Draper, Executive Vice President and President-Asia Pacific Region — $275,000; John Hextall, Executive Vice President-Global Leader of Client Solutions and Delivery - $252,000; Lawrence R. Samuels, Senior Vice President-Finance, Chief Financial Officer and Secretary — $180,000; Gene Ochi, Executive Vice President-Global Leader of Client Solutions Development — $180,000; Linda C. Bennett, Senior Vice President and Chief Information Officer — $110,000; and Michael K. O’Toole, Vice President, Global Forwarding Operations — $94,000.
The individual performance objectives included, but were not limited to: (i) the development, implementation and leading of long-term strategic initiatives, including, in certain instances, supporting the NextLeap strategy and implementing local strategies that ensure achievement of local, regional and enterprise targets and strategies for vertical markets; (ii) the achievement of regional and other financial targets, including, in some cases, meeting gross revenue, net revenue, free cash flow, earnings per share and operating income targets; (iii) ensuring operational excellence within and across the Company’s core services, including, but not limited to, developing information technology support of contract logistics and development of a global operations team; (iv) providing leadership and creating an environment that fosters passion, teamwork and agility within the organization, including, in certain cases, developing management succession plans, enhancing management capabilities and identifying leaders within the organization; (v) building and sustaining long-term customer relationships, including, for certain executives, supporting local, regional and global sales and strengthening relationships with selected key customer accounts; and (vi) leading and supporting enterprise initiatives, including, in some cases, ensuring the success of enterprise initiatives by providing leadership and support within the region to enterprise projects.
Item 6. Exhibits

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated October 25, 2005)
3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated March 3, 2006)
10.1+	Non-Employee Directors Share Option Plan
10.2+	2000 Employee Share Purchase Plan, as amended
10.3+	2000 Stock Option Plan, as amended
10.4+	2004 Long-Term Incentive Plan, as amended and restated
10.5+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated
10.6+	Uniserv Executive Provident Fund, as amended
10.7+	Uniserv Pension Fund, as amended
10.8+	WTC Provident Fund, as amended
10.9+	UTi Worldwide (UK) LTD Pension Scheme Summary of Benefits for Mr. Alan C. Draper
10.10+	Norwich Union Cash Plus Individual Pension Plan Policy for Mr. John Hextall
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: June 9, 2006	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer and Director

Date: June 9, 2006	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Senior Vice President — Finance, Chief Financial Officer and Secretary Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated October 25, 2005)
3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated March 3, 2006)
10.1+	Non-Employee Directors Share Option Plan
10.2+	2000 Employee Share Purchase Plan, as amended
10.3+	2000 Stock Option Plan, as amended
10.4+	2004 Long-Term Incentive Plan, as amended and restated
10.5+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated
10.6+	Uniserv Executive Provident Fund, as amended
10.7+	Uniserv Pension Fund, as amended
10.8+	WTC Provident Fund, as amended
10.9+	UTi Worldwide (UK) LTD Pension Scheme Summary of Benefits for Mr. Alan C. Draper
10.10+	Norwich Union Cash Plus Individual Pension Plan Policy for Mr. John Hextall
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Compensatory arrangement.