Form 10-Q
period 2006-07-31
UTi WORLDWIDE INC
filed 2006-09-11
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2006
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
Yes ☐       No ☑
At September 5, 2006, the number of shares outstanding of the issuer’s ordinary shares was 96,471,988.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended July 31, 2006

- i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Income Statements
For the three and six months ended July 31, 2006 and 2005
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
	(Unaudited)
Gross revenue	$890,073	$686,232	$1,663,773	$1,316,425
Freight consolidation costs	584,662	447,967	1,086,734	856,962

Net revenue	305,411	238,265	577,039	459,463
Staff costs	161,202	125,526	311,966	241,297
Depreciation and amortization	7,533	5,619	14,969	11,323
Amortization of intangible assets	2,192	982	4,043	2,124
Other operating expenses	94,744	72,490	179,154	144,144

Operating income	39,740	33,648	66,907	60,575
Interest income	2,422	1,405	3,955	2,918
Interest expense	(5,825)	(2,100)	(10,405)	(4,336)
Losses on foreign exchange	(253)	(536)	(68)	(462)

Pretax income	36,084	32,417	60,389	58,695
Provision for income taxes	10,847	9,355	17,678	16,931

Income before minority interests	25,237	23,062	42,711	41,764
Minority interests	(1,541)	(719)	(2,423)	(1,652)

Net income	$23,696	$22,343	$40,288	$40,112

Basic earnings per share	$0.25	$0.24	$0.42	$0.43
Diluted earnings per share	$0.24	$0.23	$0.41	$0.41

Number of weighted average shares used for per share calculations:
Basic shares	96,300,764	93,764,889	95,897,315	93,398,286
Diluted shares	99,817,022	97,773,738	99,397,847	97,683,183
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
As of July 31, 2006 and January 31, 2006
(in thousands, except share amounts)

	July 31,	January 31,
	2006	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$195,528	$246,510
Trade receivables (net of allowance for doubtful receivables of $14,588 and $14,367 as of July 31, 2006 and January 31, 2006, respectively)	635,162	497,990
Deferred income tax assets	8,680	8,517
Other current assets	55,324	39,172

Total current assets	894,694	792,189

Property, plant and equipment, net	110,090	80,443
Goodwill	501,061	326,959
Other intangible assets, net	67,088	42,412
Investments	2,065	1,050
Deferred income tax assets	7,705	4,027
Other non-current assets	19,839	11,684

Total assets	$1,602,542	$1,258,764

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$71,864	$95,177
Short-term borrowings	2,962	4,441
Current portion of capital lease obligations	8,186	6,189
Trade payables and other accrued liabilities	530,901	465,100
Income taxes payable	20,057	22,904
Deferred income tax liabilities	2,971	1,694

Total current liabilities	636,941	595,505

Long-term borrowings	212,146	13,775
Capital lease obligations	18,219	16,068
Deferred income tax liabilities	27,605	11,593
Retirement fund obligations	5,901	5,124
Other long-term liabilities	10,953	4,960
Minority interests	24,551	25,219

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 96,451,775 and 95,208,066 shares issued and outstanding as of July 31, 2006 and January 31, 2006, respectively	410,273	368,159
Deferred compensation related to restricted share units	—	(8,324)
Retained earnings	288,065	253,573
Accumulated other comprehensive loss	(32,112)	(26,888)

Total shareholders’ equity	666,226	586,520

Total liabilities and shareholders’ equity	$1,602,542	$1,258,764

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the six months ended July 31, 2006 and 2005
(in thousands)

	Six months ended
	July 31,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$40,288	$40,112
Adjustments to reconcile net income to net cash used in operations:
Share-based compensation costs	5,070	2,073
Depreciation and amortization	14,969	11,323
Amortization of intangible assets	4,043	2,124
Deferred income taxes	30	(3,419)
Tax benefit relating to exercise of stock options	800	2,333
Excess tax benefits from share-based compensation	(717)	—
Gain on disposal of property, plant and equipment	(205)	(95)
Other	2,424	1,617
Changes in operating assets and liabilities:
Increase in trade receivables	(105,237)	(55,532)
Increase in other current assets	(5,517)	(3,362)
Increase in trade payables	25,692	19,644
Increase in other current liabilities	25,875	19,008

Net cash provided in operating activities	7,515	35,826

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,881)	(9,020)
Proceeds from disposal of property, plant and equipment	1,151	316
Increase in other non-current assets	(5,948)	(768)
Acquisitions and contingent earn-out payments	(199,284)	(36,006)
Other	(1,165)	(754)

Net cash used in investing activities	(216,127)	(46,232)

FINANCING ACTIVITIES:
Decrease in bank lines of credit	(26,661)	(4,787)
Decrease in short-term borrowings	(1,148)	(417)
Increase in long-term borrowings	586	13,715
Repayment of long-term borrowings	(1,887)	(310)
Net proceeds from the issuance of senior notes	198,739	—
Repayments of capital lease obligations	(4,260)	(2,324)
Decrease in minority interests	—	(474)
Net proceeds from the issuance of ordinary shares	7,548	6,151
Excess tax benefits from share-based compensation	717	—
Dividends paid	(5,775)	(4,672)

Net cash provided by financing activities	167,859	6,882

Effect of foreign exchange rate changes	(10,229)	(9,838)

Net decrease in cash and cash equivalents	(50,982)	(13,362)
Cash and cash equivalents at beginning of period	246,510	178,132

Cash and cash equivalents at end of period	$195,528	$164,770

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and six months ended July 31, 2006 and 2005 (Unaudited)
NOTE 1. Presentation of Financial Statements
The accompanying unaudited consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007 or any other future periods.
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
Revenue Recognition
Gross revenue represents billings on exports to customers, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the Company acts as an agent. The Company recognizes revenue in accordance with method 2 of Emerging Issues Task Force Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from the Company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers are recognized at the time the freight departs the terminal of origin which is when the customer is billed. This method generally results in recognition of gross revenues and freight consolidation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.
Gross customs brokerage revenue, contract logistics revenue and distribution and other revenues are recognized when the customer is billed, which for customs brokerage revenue, is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenues, is when the service has been provided to third parties in the ordinary course of business. Net revenue is determined by deducting freight consolidation costs from gross revenue. Freight consolidation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided, and adjusted upon receipt of the suppliers’ final invoices.
Acquisitions
Effective March 7, 2006, the Company acquired 100% of the issued and outstanding shares of Portland, Oregon-based Market Industries, Ltd. and its subsidiaries, branded under the trade name Market Transport Services for approximately $197,100 in cash, a portion of which was used to pay off Market Transport Services’ outstanding indebtedness. Market Transport Services is a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage. The initial purchase price is subject to certain closing, working capital and tax-related adjustments. The final purchase price allocation has not yet been determined. The weighted average life of the customer contracts and relationships acquired is expected to be approximately 15.4 years as of the acquisition date. The Company expects that approximately $17,600 of goodwill and intangible assets, as of the acquisition date, will be deductible for tax purposes. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$45,024
Property, plant and equipment	27,943
Customer contracts and relationships and other intangible assets	30,100
Goodwill	132,794
Other long-term assets	5,005

Total assets acquired	240,866
Liabilities assumed	(30,919)
Deferred income taxes	(12,847)

Net assets acquired	$197,100

In September 2006, the Company is anticipated to make its final earn-out payment to the sellers of Grupo SLi and Union, SLi (collectively SLi), which was acquired in January 2002. While the earn-out payment is still subject to final negotiations, it is expected to be valued between $37,000 and $45,000. The sellers of SLi have agreed to accept 1,500,000 ordinary shares of the Company valued at $37,020 in settlement of substantially all of the earn-out payment and the balance (if any) will be paid in cash once the earn-out payment is finalized. The Company has recorded the commitment to issue the shares valued at $37,020 as an increase in goodwill at July 31, 2006.
The following table shows the supplemental pro forma information as though the Company’s acquisitions had occurred as of February 1, 2005.

	Three months ended July 31,			Six months ended July 31,
			Diluted			Diluted
	Gross	Net	earnings	Gross	Net	earnings
	revenue	income	per share *	revenue	income	per share *
2006:
As reported	$890,073	$23,696	$0.24	$1,663,773	$40,288	$0.41
Acquisitions	—	—	0.00	31,578	83	0.00

Total	$890,073	$23,696	0.24	$1,695,351	$40,371	0.41

2005:
As reported	$686,232	$22,343	$0.23	$1,316,425	$40,112	$0.41
Acquisitions	98,513	2,021	0.02	198,532	3,971	0.04

Total	$784,745	$24,364	0.25	$1,514,957	$44,083	0.45

*	Diluted pro forma earnings per share were calculated using 99,817,022 and 99,397,847 diluted ordinary shares for the three and six months ended July 31, 2006, respectively, and 97,773,738 and 97,683,183 diluted ordinary shares for the three and six months ended July 31, 2005, respectively.
Stock Split
On March 7, 2006, the Company’s board of directors declared a three-for-one stock split of the Company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006. Share, per share, stock option and restricted share unit data for all periods presented in this Form 10-Q, including the consolidated financial statements and related disclosures, have been adjusted to give effect to the stock split.
Share-Based Compensation
During the first quarter of fiscal 2007, the Company adopted the provisions of, and accounted for share-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 — revised 2004, Share-Based Payment (SFAS No. 123R), which replaced

SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award. The Company elected to recognize the expense on a straight-line basis over the requisite service period, which is the vesting period. The Company also elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The compensation expense recognition provisions of SFAS No. 123R apply to new grants and to the unvested portion of grants that were outstanding as of the effective date. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.
The application of SFAS No. 123R had a material impact on the Company’s consolidated financial statements. See Note 10, “Share-Based Compensation Plans” for further information regarding the Company’s share-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded share-based compensation expense.
Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.
NOTE 2. Recent Accounting Pronouncements
In July 2006, the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. In addition, FIN No. 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. FIN No. 48 is effective for all fiscal years beginning after December 15, 2006, and the Company’s adoption could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions with a corresponding adjustment to retained earnings in the consolidated balance sheets. The Company is currently assessing the effect, if any, of FIN No. 48 on our consolidated results of operations and financial position.
NOTE 3. Earnings per Share

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$23,696	$22,343	$40,288	$40,112
Weighted average number of ordinary shares	96,300,764	93,764,889	95,897,315	93,398,286

Basic earnings per share	$0.25	$0.24	$0.42	$0.43

Diluted earnings per share:
Net income	$23,696	$22,343	$40,288	$40,112
Weighted average number of ordinary shares	96,300,764	93,764,889	95,897,315	93,398,286
Incremental shares required for diluted earnings per share related to stock options	3,516,258	4,008,849	3,500,532	4,284,897

Diluted weighted average number of shares	99,817,022	97,773,738	99,397,847	97,683,183

Diluted earnings per share	$0.24	$0.23	$0.41	$0.41

Cash dividends declared per share	$—	$—	$0.06	$0.05

There were options to purchase 278,170 and 28,074 of ordinary shares outstanding for the three- and six-month periods ended July 31, 2006, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive. There were no such anti-dilutive options outstanding for the three- and six-month periods ended July 31, 2005, respectively.
The diluted earnings per share calculations for the three- and six-month periods ended July 31, 2006 have taken into account the issuance of the 1,500,000 shares as part of the final contingent earn-out payment for SLi (as described in more detail in Note 1), as if they were issued on May 1, 2006.
NOTE 4. Other Comprehensive Income

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Net income	$23,696	$22,343	$40,288	$40,112
Other comprehensive loss, net of tax:
Foreign exchange translation adjustments	(12,039)	(12,168)	(5,224)	(15,789)

Comprehensive income	$11,657	$10,175	$35,064	$24,323

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

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended July 31, 2006
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$215,863	$299,979	$229,949	$144,282	$—	$890,073

Net revenue	$63,942	$133,612	$38,703	$69,154	$—	$305,411
Staff costs	35,246	76,930	16,171	29,804	3,051	161,202
Depreciation and amortization	1,611	2,722	858	1,831	511	7,533
Amortization of intangible assets	—	1,915	114	163	—	2,192
Other operating expenses	17,828	39,034	9,631	24,198	4,053	94,744

Operating income/(loss)	$9,257	$13,011	$11,929	$13,158	$(7,615)	39,740

Interest income						2,422
Interest expense						(5,825)
Losses on foreign exchange						(253)

Pretax income						36,084
Provision for income taxes						10,847

Income before minority interests						$25,237

Capital expenditures	$2,036	$4,088	$1,560	$3,458	$13	$11,155

Segment assets at quarter-end	$291,679	$630,822	$288,795	$376,699	$14,547	$1,602,542

	Three months ended July 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$179,212	$171,172	$207,406	$128,442	$—	$686,232

Net revenue	$52,280	$92,056	$34,076	$59,853	$—	$238,265
Staff costs	27,655	55,472	14,138	25,487	2,774	125,526
Depreciation and amortization	1,411	1,126	772	1,867	443	5,619
Amortization of intangible assets	—	735	78	169	—	982
Other operating expenses	14,308	25,712	8,152	21,685	2,633	72,490

Operating income/(loss)	$8,906	$9,011	$10,936	$10,645	$(5,850)	33,648

Interest income						1,405
Interest expense						(2,100)
Losses on foreign exchange						(536)

Pretax income						32,417
Provision for income taxes						9,355

Income before minority interests						$23,062

Capital expenditures	$2,210	$1,887	$748	$3,776	$—	$8,621

Segment assets at quarter-end	$234,991	$328,644	$243,357	$303,626	$8,377	$1,118,995

	Six months ended July 31, 2006
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$399,956	$540,794	$437,629	$285,394	$—	$1,663,773

Net revenue	$118,271	$249,108	$74,340	$135,320	$—	$577,039
Staff costs	67,030	147,376	31,393	59,592	6,575	311,966
Depreciation and amortization	3,019	5,327	1,693	3,915	1,015	14,969
Amortization of intangible assets	—	3,468	229	346	—	4,043
Other operating expenses	33,935	70,748	18,662	48,759	7,050	179,154

Operating income/(loss)	$14,287	$22,189	$22,363	$22,708	$(14,640)	66,907

Interest income						3,955
Interest expense						(10,405)
Losses on foreign exchange						(68)

Pretax income						60,389
Provision for income taxes						17,678

Income before minority interests						$42,711

Capital expenditures	$5,210	$7,134	$2,774	$5,910	$15	$21,043

Segment assets at quarter-end	$291,679	$630,822	$288,795	$376,699	$14,547	$1,602,542

	Six months ended July 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$341,195	$327,950	$389,120	$258,160	$—	$1,316,425

Net revenue	$101,908	$172,480	$62,803	$122,272	$—	$459,463
Staff costs	54,816	102,003	26,599	52,854	5,025	241,297
Depreciation and amortization	2,826	2,242	1,465	3,852	938	11,323
Amortization of intangible assets	—	1,691	78	355	—	2,124
Other operating expenses	27,770	50,411	15,413	45,736	4,814	144,144

Operating income/(loss)	$16,496	$16,133	$19,248	$19,475	$(10,777)	60,575

Interest income						2,918
Interest expense						(4,336)
Losses on foreign exchange						(462)

Pretax income						58,695
Provision for income taxes						16,931

Income before minority interests						$41,764

Capital expenditures	$4,251	$3,323	$1,549	$5,741	$—	$14,864

Segment assets at quarter-end	$234,991	$328,644	$243,357	$303,626	$8,377	$1,118,995

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Gross revenues:
Airfreight forwarding	$341,532	$300,786	$649,102	$579,066
Ocean freight forwarding	234,216	201,988	440,749	388,623
Customs brokerage	22,019	20,136	41,824	40,444
Contract logistics	125,367	110,172	243,986	204,758
Distribution and other	166,939	53,150	288,112	103,534

	$890,073	$686,232	$1,663,773	$1,316,425

Net revenues:
Airfreight forwarding	$81,485	$71,946	$156,374	$142,475
Ocean freight forwarding	36,281	29,288	67,810	54,872
Customs brokerage	21,636	19,439	40,795	39,002
Contract logistics	108,678	92,842	208,376	171,622
Distribution and other	57,331	24,750	103,684	51,492

	$305,411	$238,265	$577,039	$459,463

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the six months ended July 31, 2006 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of February 1, 2006	$50,340	$104,048	$93,484	$79,087	$326,959
Acquisitions and contingent earn-out payments	10,183	141,207	18,948	5,853	176,191
Foreign currency translation and other adjustments	(737)	3,588	(2,030)	(2,910)	(2,089)

Balance as of July 31, 2006	$59,786	$248,843	$110,402	$82,030	$501,061

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the required annual impairment test during the current quarter. No impairment was required based on the results of the annual goodwill impairment test.
Included in the acquisitions and contingent earn-out payments in the above table is approximately $37,020 which relates to the final earn-out payment to the sellers of SLi, which was acquired in January 2002. The earn-out payment, which is anticipated to be made in September 2006, is expected to substantially consist of the issuance of approximately 1,500,000 ordinary shares.

The amortizable intangible assets as of July 31, 2006 and January 31, 2006 relate primarily to the estimated fair value of the customer contracts and relationships acquired in respect of certain acquisitions. The carrying values of amortizable intangible assets as of July 31, 2006 and January 31, 2006 are as follows:

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of July 31, 2006:
Customer contracts and relationships	$69,257	$(9,433)	$59,824
Non-compete agreements	2,142	(1,827)	315
Computer software and other	1,370	(211)	1,159

Total	$72,769	$(11,471)	$61,298

As of January 31, 2006:
Customer contracts and relationships	$41,164	$(6,195)	$34,969
Non-compete agreements	2,124	(1,233)	891

Total	$43,288	(7,428)	35,860

Amortization expense totaled $2,192 and $4,043 for the three and six months ended July 31, 2006, respectively, and $982 and $2,124 for the three and six months ended July 31, 2005, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31.

2007	$8,180
2008	7,588
2009	7,444
2010	6,848
2011	6,507
In addition to the amortizable intangible assets, the Company also had $5,790 and $6,552 of intangible assets not subject to amortization as of July 31, 2006 and January 31, 2006, respectively, related to trademarks acquired primarily with International Healthcare Distributors (Pty.) Limited.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Six months ended
	July 31,
	2006	2005
Net cash paid for:
Interest	$6,022	$1,301
Income taxes	18,859	8,800
Non-cash activities:
Capital lease obligations incurred to acquire assets	10,162	5,844
Value of shares issued as acquisition earn-out payment	37,020	15,017
UTi is a holding company and so relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the Company and UTi’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of its bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require the subsidiaries to pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries could declare may be limited by exchange controls.

NOTE 8. Contingencies
From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. As of July 31, 2006, the Company was not a party to any material litigation except as described below.
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $13,906 based on exchange rates as of July 31, 2006.
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12,115, based on exchange rates as of July 31, 2006.
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
The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Service cost component	$269	$284	$538	$568
Plan participants’ contributions	122	153	244	306
Interest cost component	517	618	1,034	1,236
Expected return on assets	(502)	(582)	(1,004)	(1,165)
Amortization of unrecognized net loss	111	56	222	111

Net periodic pension expense	$517	$529	$1,034	$1,056

For the six months ended July 31, 2006, approximately $545 in contributions have been made by the Company to its pension plans.

NOTE 10. Share-Based Compensation Plans
As of July 31, 2006, the Company had the following share-based compensation plans: the 2000 Employee Share Purchase Plan; 2004 Long Term Incentive Plan (LTIP); 2000 Stock Option Plan; 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan); and Non-Employee Directors Share Option Plan (Directors Option Plan).
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
Adoption of SFAS No. 123R
The Company adopted SFAS No. 123R using the modified prospective transition method during the fiscal year beginning February 1, 2006. The Company recognizes compensation expense based on the estimated grant date fair value. Fair value associated with the options is determined using the Black-Scholes valuation model (BSM). Expenses are recorded over the service period using the straight-line amortization method.
As SFAS No. 123R requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation for the three- and six-month periods ended July 31, 2006 have been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of historical option forfeitures.
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
Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of share-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised share-based awards in excess of the deferred tax asset attributable to share-based compensation costs for such options. As a result of adopting SFAS No. 123R, $717 of excess tax benefits for the six months ended July 31, 2006 have been classified as a financing cash inflow. Cash received from option exercises and employee stock purchase plan purchases for the six-month periods ended July 31, 2006 and 2005, was $7,548 and $6,151, respectively.
The adoption of SFAS No. 123R resulted in incremental share-based compensation expense of $2,770 and $4,535, in the three- and six-month periods ended July 31, 2006, respectively. For the three-month period ended July 31, 2006, the incremental share-based compensation expense caused income before income taxes to decrease by $2,770, net income to decrease by $2,602 and basic and diluted earnings per share to decrease by $0.03 per share. For the six-month period ended July 31, 2006, the incremental share-based compensation expense caused income before income taxes to decrease by $4,535, net income to decrease by $4,106 and basic and diluted earnings per share to decrease by $0.04 per share.
The total share-based compensation cost recognized in earnings for the three- and six-month periods ended July 31, 2006 was $2,286 and $5,070, respectively. The total tax impact recognized in the income statement for share-based compensation for the three- and six-month periods ended July 31, 2006 was $524 and $990, respectively. The total share-based compensation cost recognized in earnings for the three- and six-month periods ended July 31, 2005 was $741 and $2,073, respectively. The total tax impact recognized in the income statement for share-based compensation for the three- and six-month periods ended July 31, 2005 was a benefit of $116 and $325, respectively.

Valuation Assumptions
The foregoing impact of share-based compensation costs was determined under the BSM using the following weighted average assumptions:

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Risk free rate of return, annual	5%	4%	5%	4%
Expected term	8 years	9 years	8 years	8 years
Expected volatility	38%	40%	38%	44%
Dividend yield	0.2%	0.2%	0.2%	0.3%
The Company’s computation of expected volatility for the three- and six-month periods ended July 31, 2006 and 2005 is based on historical volatility of our stock. The Company’s computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk free rate of return for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
Share-Based Compensation Activity
A summary of the LTIP option activity for the six months ended July 31, 2006 is as follows:

	2004 LTIP
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2006	2,035,113	$20.47
Options granted	78,341	27.66
Options exercised	(50,364)	16.03
Options cancelled/forfeited	(22,143)	23.16

Outstanding balance at July 31, 2006	2,040,947	20.83	8.5 years	$7,221

Exercisable balance at July 31, 2006	350,414	$16.86	8.0 years	$2,256

The aggregate intrinsic value for the LTIP is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 1,686,114 options that were in-the-money as of July 31, 2006. The weighted average grant-date fair value of options granted in the three- and six-month periods ended July 31, 2006 was $12.71 and $13.75, respectively. The weighted average grant-date fair value of options granted in the three- and six-month periods ended July 31, 2005 was $11.93. During the three- and six-month periods ended July 31, 2006 the aggregate intrinsic value of options exercised under the LTIP was $581, determined as of the date of option exercise. During the three- and six-month periods ended July 31, 2005, the aggregate intrinsic value of options exercised under the LTIP was $225, determined as of the date of option exercise.

The following table summarizes the activity under the LTIP for the nonvested restricted share units for the six months ended July 31, 2006:

	2004 LTIP
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	share	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2006	508,020	$19.03
Units granted	106,211	28.18

Outstanding balance at July 31, 2006	614,231	20.62	2.6 years	$14,312

A summary of the 2000 Stock Option Plan option activity for the six months ended July 31, 2006 is as follows:

	2000 Stock Option Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2006	4,140,171	$6.42
Options exercised	(1,140,328)	5.52
Options cancelled/forfeited	(28,707)	8.26

Outstanding balance at July 31, 2006	2,971,136	6.77	5.5 years	$49,106

Exercisable balance at July 31, 2006	2,454,011	$6.41	5.3 years	$41,454

The aggregate intrinsic value for the 2000 Stock Option Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 2,971,136 options that were in-the-money as of July 31, 2006. During the three- and six-month periods ended July 31, 2006 the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $2,906 and $29,661, respectively, determined as of the date of option exercise. During the three- and six-month periods ended July 31, 2005, the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $10,116 and $18,411, respectively, determined as of the date of option exercise.
The following table summarizes the activity under the 2004 Directors Incentive Plan for the nonvested restricted share units or restricted shares for the six months ended July 31, 2006:

	2004 Directors Incentive Plan
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	shares /	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2006	12,252	$22.21
Restricted shares / units granted	13,289	26.69
Units vested	(12,741)	22.74

Outstanding balance at July 31, 2006	12,800	26.33	0.9 years	$298

During the three- and six-month periods ended July 31, 2006 the aggregate intrinsic value of restricted shares/units vested under the 2004 Directors Incentive Plan was $46, determined as of the vesting date.

A summary of the Directors Option Plan option activity for the six months ended July 31, 2006 is as follows:

	Directors Options Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2006	132,000	$8.87
Options exercised	(15,000)	5.75

Outstanding balance at July 31, 2006	117,000	9.27	6.5 years	$1,641

Exercisable balance at July 31, 2006	102,000	$8.88	6.3 years	$1,471

The aggregate intrinsic value for the Directors Options Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 117,000 options that were in-the-money as of July 31, 2006. During the three- and six-month periods ended July 31, 2006, the aggregate intrinsic value of options exercised under the Directors Options Plan was $0 and $451, respectively, determined as of the date of option exercise. No options were exercised during the three- and six-month periods ended July 31, 2005 under the Directors Options Plan.
As of July 31, 2006, there was approximately $23,300 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.
Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123R
Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation awards using the intrinsic value method as prescribed by APB No. 25 and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” Employee share-based compensation expense recognized under APB No. 25 was not reflected in the Company’s results of operations for the three- and six-month periods ended July 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Share-based compensation was based on actual forfeitures of awards. In accordance with the modified prospective method, previously reported amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
The following table details the effect on net income and earnings per share had share-based compensation expense been recorded based on the fair value method under SFAS No. 123:

	Three months	Six months
	ended	ended
	July 31, 2005	July 31, 2005
Net income as reported	$22,343	$40,112
Add: Total stock-based compensation expense included in reported net income, net of income taxes	869	1,997
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(2,672)	(5,098)

Pro forma net income	$20,540	$37,011

Earnings per share, as reported:
Basic earnings per share	$0.24	$0.43
Diluted earnings per share	0.23	0.41

Earnings per share, pro forma:
Basic earnings per share	$0.22	$0.40
Diluted earnings per share	0.21	0.38

NOTE 11. Borrowings
Effective March 7, 2006, the Company entered into a $150,000 senior, secured term loan credit facility (Bridge Facility), with LaSalle Bank N.A. (LaSalle). The Bridge Facility was to mature on September 7, 2006 and contained financial and other covenants. The Company entered into the Bridge Facility to provide short-term financing for the acquisition of Market Transport Services. The Bridge Facility was secured by a pledge of all the shares of Market Transport Services and each of its subsidiaries. The Company’s obligations under the Bridge Facility were guaranteed by the Company and selected subsidiaries. The Bridge Facility was paid off in July 2006 with proceeds from a private placement of senior unsecured guaranteed notes (as described below).
On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (Senior Notes) under a note purchase agreement, entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The Senior Notes mature on July 13, 2011 and contain customary financial and other covenants. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including January 13, 2011. The Company’s obligations under the Senior Notes are guaranteed by the Company and selected subsidiaries. A portion of the proceeds from the sale of the Senior Notes were used to repay the $150,000 Bridge Facility.
In addition, on July 13, 2006, the Company and certain of its subsidiaries entered into a global credit facility pursuant to an agreement (Facility Agreement) with the various financial institutions which are party thereto. The credit facility provides for an aggregate availability of up to $250,000 of borrowings, guarantees and letters of credit and replaced substantially all of the Company’s other existing working capital credit facilities. The Facility Agreement matures on July 13, 2009 and contains customary financial and other covenants. The Company’s obligations under the Facility Agreement are guaranteed by the Company and selected subsidiaries.
The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $150,000. None of our subsidiaries in South Africa may be a borrower under the Global Facility. The South African Facility consists of a credit facility in the amount of $100,000. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. Loans under the Facility Agreement bear interest at a rate per annum equal to the Interbank Offered Rate (IBOR) or Federal Fund rate plus a margin of 0.75% to 1.20%, or the USA prime rate and certain associated costs.
The Senior Notes and Facility Agreement require the Company to comply with certain customary financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated EBITDA and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants, all or a portion of the borrowings under the Senior Notes and Facility Agreement could become immediately payable and the Company’s credit facility could be terminated. The Senior Notes and Facility Agreement could require the Company to prepay the principal and accrued interest of all, but not less than all, the Senior Notes held by each holder of Senior Notes, and cancel commitments and repay the outstanding amount under the Facility Agreement, if a change of control in the Company occurs. At July 31, 2006, the Company was in compliance with all such covenants.

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
Our growth in gross revenue and net revenue for the three- and six-month periods ended July 31, 2006 (which we refer to as the second quarter of fiscal 2007 and the first half of fiscal 2007, respectively) compared to the three- and six-month periods ended July 31, 2005 (which we refer to as the second quarter of fiscal 2006 and the first half of fiscal 2006, respectively) resulted primarily from the growth of our existing operations along with growth which we attribute to our acquisitions, partially offset by the impact of unfavorable exchange rates as compared to the U.S. dollar.
A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.
In February 2002, we initiated a five-year strategic operating plan which we named NextLeap. NextLeap is our plan to move UTi from being a global freight forwarding operator to a company that can offer our customers a comprehensive and integrated range of services across the entire supply chain. NextLeap is a process of expanding and integrating our relationship with our customers and increasing the range of services we offer and provide for our customers, and thus cannot be measured in terms of “percentage implemented.” Under NextLeap, we are undertaking various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. As of July 31, 2006, we have completed 18 of the 20 quarters covered by NextLeap. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, improve margins, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. We may not be able to successfully implement NextLeap or our next long-term strategic operating plan, and no assurances can be given that our efforts associated with these strategic operating plans will result in increased revenues or improved margins or improved profitability. If we are not able to increase our revenues and improve our operating margins in the future, our results of operations could be adversely affected.
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
Acquisitions that we made in the first half of fiscal 2007, as well as in the period from June 1, 2005 to January 31, 2006, affect the comparison of our operating results between the first half of fiscal 2006 and the first half of fiscal 2007.
Effective March 7, 2006, we acquired Portland, Oregon-based Market Industries, Ltd., which we refer to as Market Transport Services, a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage, for approximately $197.1 million in cash, a portion of which was used to pay off Market Transport Services’ outstanding indebtedness. The initial purchase price is subject to certain closing, working capital and tax-related adjustments. The final purchase price allocation for this acquisition has not yet been determined. The acquisition of Market Transport Services was funded by a combination of our cash reserves and the proceeds of a $150.0 million senior secured six-month term credit facility, which we refer to as the Bridge Facility. On July 13, 2006, we issued $200.0 million of senior unsecured guaranteed notes, which we refer to as the Senior Notes, and utilized $150.0 million of those proceeds to repay the above mentioned $150.0 million Bridge Facility. Additional information regarding the Bridge Facility and the Senior Notes are discussed in this item under “Credit Facilities and Senior Notes”.
Effective October 1, 2005, we acquired 100% of the issued and outstanding shares of Concentrek, Inc., which we refer to as Concentrek, a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9.6 million, which included the repayment of debt of $6.9 million. In addition, there is a guaranteed minimum future earn-out payment of $1.2 million due in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7.5 million, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1.2 million due in March 2007.
Effective June 1, 2005, we acquired 100% of the issued and outstanding shares of Perfect Logistics Co., Ltd, which we refer to as Perfect Logistics, a third-party contract logistics provider and customs broker headquartered in Taiwan. The initial purchase price was approximately $13.8 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for four additional payments of up to a maximum U.S. dollar equivalent of approximately $5.5 million in total, based on the future performance of Perfect Logistics over each of the four twelve-month periods ending May 31, 2009.

In September 2006, the company is anticipated to make its final earn-out payment to the sellers of Grupo SLi and Union, SLi, which we collectively refer to as SLi, which we acquired in January 2002. While the earn-out payment is still subject to final negotiations, it is expected to be valued between $37.0 million and $45.0 million. The sellers of SLi have agreed to accept 1.5 million ordinary shares of the company valued at $37.0 million in settlement of substantially all of the earn-out payment and the balance (if any) will be paid in cash once the earn-out payment is finalized. We have recorded the commitment to issue the shares valued at $37.0 million as an increase in goodwill at July 31, 2006.
Stock Split
On March 7, 2006, the company’s board of directors declared a three-for-one stock split of the company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006. Share, per share, stock option and restricted share unit data for all periods presented in this Form 10-Q, including the consolidated financial statements and related disclosures, have been adjusted to give effect to the stock split.
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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, but are not limited to, the company’s expectation that its other net revenue will increase due to contributions of Market Transport Services, the company’s discussion of its business plan, strategy, strategic operating plan, the company’s discussion of its future earn-out payments and future share-based compensation expense, discussion of its growth strategies and NextLeap, its global network and capabilities in contract logistics. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements, and our business, financial condition and operations could be impacted by a number of risks, uncertainties and important factors, including, without limitations, fluctuations in trade volumes and global, regional and local economic conditions, increased competition, risks associated with acts of terrorism and threats of terrorism and the uncertainties caused thereby, the effects of increasing fuel prices, integration risks associated with acquisitions, the effects of changes in foreign exchange rates, uncertainties and risks associated with the company’s operations in South Africa, general economic, political and market conditions, including those in Africa, Asia and Europe, risks of international operations, the success and effects of new strategies, disruptions caused by epidemics, conflicts, wars and terrorism, changes in our effective tax rates and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission (SEC). The company’s actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

There are a number of risks, uncertainties and important factors that might impact our business and operations or otherwise cause actual results to differ from any results expressed or implied by any forward-looking statements. In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (together with any additions and changes thereto contained in our Form 10-Q for the quarter ended April 30, 2006, this Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results of operations for the second quarter and first half of fiscal 2007 compared to the second quarter and first half of fiscal 2006. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2006, which are included in our annual report on Form 10-K for the year ended January 31, 2006, on file with the SEC. Our consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
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
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services (including contract logistics services) are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the three and six months ended July 31, 2006 and 2005, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended July 31,
	2006			2005
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$215,863	$63,942	$9,257	$179,212	$52,280	$8,906
Americas	299,979	133,612	13,011	171,172	92,056	9,011
Asia Pacific	229,949	38,703	11,929	207,406	34,076	10,936
Africa	144,282	69,154	13,158	128,442	59,853	10,645
Corporate	—	—	(7,615)	—	—	(5,850)

Total	$890,073	$305,411	$39,740	$686,232	$238,265	$33,648

	Change to three months ended July 31, 2006
	from three months ended July 31, 2005
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$36,651	$11,662	$351	20%	22%	4%
Americas	128,807	41,556	4,000	75	45	44
Asia Pacific	22,543	4,627	993	11	14	9
Africa	15,840	9,301	2,513	12	16	24
Corporate	—	—	(1,765)	—	—	30

Total	$203,841	$67,146	$6,092	30%	28%	18%

	Six months ended July 31,
	2006			2005
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$399,956	$118,271	$14,287	$341,195	$101,908	$16,496
Americas	540,794	249,108	22,189	327,950	172,480	16,133
Asia Pacific	437,629	74,340	22,363	389,120	62,803	19,248
Africa	285,394	135,320	22,708	258,160	122,272	19,475
Corporate	—	—	(14,640)	—	—	(10,777)

Total	$1,663,773	$577,039	$66,907	$1,316,425	$459,463	$60,575

	Change to six months ended July 31, 2006
	from six months ended July 31, 2005
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$58,761	$16,363	$(2,209)	17%	16%	(13)%
Americas	212,844	76,628	6,056	65	44	38
Asia Pacific	48,509	11,537	3,115	12	18	16
Africa	27,234	13,048	3,233	11	11	17
Corporate	—	—	(3,863)	—	—	36

Total	$347,348	$117,576	$6,332	26%	26%	10%

All of our regions reported improvements in gross and net revenues for the second quarter and first half of fiscal 2007 when compared to the corresponding prior year periods.
Our Europe region showed improvements in gross and net revenues for the second quarter and first half of fiscal 2007 versus the comparable prior year periods primarily due to organic growth in air and ocean freight forwarding revenues, which were driven primarily by higher shipment volumes during the second quarter and first half of fiscal 2007 compared to the comparable prior year periods of fiscal 2006 and to increases in our contract logistics gross and net revenues during the second quarter and first half of fiscal 2007 compared to the corresponding prior year period. We estimate that the impact of currency exchange rates on our gross and net revenues for our Europe region, when reported in U.S. dollars, was favorable by approximately 3% in the second quarter and unfavorable by approximately 2% in the first half of fiscal 2007 when compared to the currency exchange rates in effect in the corresponding prior year period. Our Europe region experienced an increase in operating expenses at a faster rate than the increase in growth in net revenues which resulted in a decrease in its operating income for the six months ended July 31, 2006 when compared to the respective prior year period. This trend was more evident in the first quarter of fiscal 2007 and the benefits of actions taken to correct this began materializing towards the end of the second quarter of fiscal 2007.

The increases in gross and net revenues in our Americas region for the second quarter and first half of fiscal 2007 as compared to the comparable prior year periods of fiscal 2006 were due primarily to the contributions to gross and net revenues from our acquisitions of Market Transport Services and Concentrek in March 2006 and October 2005, respectively. We expect our gross and net revenues in our Americas region to increase for the remainder of the year ending January 31, 2007 compared to corresponding prior year periods due to our acquisition of Market Transport Services. Additionally, we experienced increased contract logistics gross and net revenues in our Americas region due to increased business from organic growth. During the second quarter and first half of fiscal 2007, our Americas’ gross and net revenues also benefited from increased ocean freight forwarding gross and net revenues when compared to the corresponding prior year period. These increases in ocean freight forwarding gross and net revenues were primarily driven by increased volumes in the region for the second quarter and first half of fiscal 2007 when compared to the corresponding prior year periods as we intentionally sought to grow our ocean freight forwarding business.
Gross and net revenues in our Asia Pacific region increased during the second quarter and first half of fiscal 2007 when compared to the second quarter and first half of fiscal 2006 primarily due to organic growth resulting from higher overall export shipment volumes especially out of China and Hong Kong. At the operating income line, our Asia Pacific region continued to be one of our highest operating profit margin regions, calculated by dividing operating income for the region by net revenues for the region, reporting approximately 31% and 30% for the second quarter and first half of fiscal 2007, respectively. The higher operating profit margin in this region resulted primarily from having a lower cost structure than our other regions.
The increases in gross and net revenues during the second quarter and first half of fiscal 2007 when compared to the second quarter and first half of fiscal 2006 for our Africa region resulted primarily from organic growth in our air and ocean freight forwarding and contract logistics service lines due to increased levels of business. We estimate that the impact of unfavorable currency exchange rates on our gross and net revenues for our Africa region, when reported in U.S. dollars, was approximately 11% in the second quarter and 7% in first half of fiscal 2007 when compared to the currency exchange rates in effect in the corresponding prior year period. Our Africa region’s operating income for the second quarter and first half of fiscal 2007 grew at a faster rate than our growth rate for net revenue for the second quarter and first half of fiscal 2006 in this region because we focused on improving our operating profit margin, calculated by dividing operating income for the region by net revenue for the region, by increasing revenues while holding costs in check so that they increase at a slower rate than net revenue.
Because of the integrated nature of our business, with global customers being served by more than one of our geographic regions and with at least two regions often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by geographic regions.
By service line, our total increase of $203.8 million, or 30%, in gross revenue in the second quarter of fiscal 2007 over the second quarter of fiscal 2006 was due to increases in distribution and other revenue of $113.8, airfreight forwarding of $40.7 million, ocean freight forwarding of $32.2 million, contract logistics of $15.2 million and customs brokerage of $1.9 million. For the first half of fiscal 2007, our total increase in gross revenue of $347.3 million, or 26%, compared to the corresponding prior year period was due to increases in distribution and other revenue of $184.6, airfreight forwarding of $70.0 million, ocean freight forwarding of $52.1 million, contract logistics of $39.2 million and customs brokerage of $1.4 million.
We estimate that organic growth accounted for approximately $92.7 million and $181.4 million of the aggregate increases in gross revenue for the second quarter of fiscal 2007 and the first half of fiscal 2007 versus the comparable prior year periods, respectively, while the balance of the growth for both periods was comprised of the impact of acquisitions, partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars when compared to the currency exchange rates in effect in the corresponding prior year periods.

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
The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Net revenues:
Airfreight forwarding	27%	30%	27%	31%
Ocean freight forwarding	12	12	12	12
Customs brokerage	7	8	7	9
Contract logistics	35	39	36	37
Distribution and other	19	11	18	11

Total net revenues	100	100	100	100

Staff costs	53	53	54	53
Depreciation and amortization	2	2	3	2
Amortization of intangible assets	1	*	1	*
Other operating expenses	31	30	31	31

Operating income	13	14	12	13
Interest income	1	1	1	1
Interest expense	(2)	(1)	(2)	(1)
Losses on foreign exchange	*	*	*	*

Pretax income	12	14	10	13
Provision for income taxes	(4)	(4)	(3)	(4)
Minority interests	*	*	*	*

Net income	8%	9%	7%	9%

*	Less than one percent.
Three months ended July 31, 2006 compared to three months ended July 31, 2005
Net revenue increased $67.1 million, or 28%, to $305.4 million for the second quarter of fiscal 2007 compared to $238.3 million for the second quarter of fiscal 2006. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling approximately $39.5 million, contributions of approximately $31.4 million from our acquisitions made since June 1, 2005 and later, primarily Market Transport Services and Concentrek, partially offset by the impact of generally unfavorable currency exchange rates estimated to be approximately $3.8 million when reported in U.S. dollars during the second quarter of fiscal 2007 when compared to the currency exchange rates in effect in the second quarter of fiscal 2006.
Airfreight forwarding net revenue increased $9.6 million, or 13%, to $81.5 million for the second quarter of fiscal 2007 compared to $71.9 million for the corresponding prior year period. This increase primarily resulted from organic growth in our Europe and Asia Pacific regions due to higher airfreight shipment volumes in our Europe and Asia Pacific regions, which resulted in higher airfreight forwarding net revenue during the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006.

Ocean freight forwarding net revenue increased $7.0 million, or 24%, to $36.3 million for the second quarter of fiscal 2007 compared to $29.3 million for the second quarter of fiscal 2006. This increase was due primarily to organic growth in all of our regions, which growth was particularly noticeable in the Americas and Europe regions, partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in the second quarter of fiscal 2007 when compared to the currency exchange rates in effect in the second quarter of fiscal 2006. This increase was a result of higher ocean freight shipment volumes during the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006.
Customs brokerage net revenue increased $2.2 million, or 11%, to $21.6 million for the second quarter of fiscal 2007 compared to $19.4 million for the corresponding prior year period. Customs brokerage net revenue increased in the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006 primarily due to organic growth in our Americas region.
Contract logistics net revenue increased $15.9 million, or 17%, to $108.7 million for the second quarter of fiscal 2007 compared to $92.8 million for the second quarter of fiscal 2006. This increase resulted primarily from organic growth that totaled approximately $13.7 million, primarily in the Americas region followed by our Africa and Europe regions, which was driven primarily by new clients’ business as well as additional business from our existing clients. To a lesser degree, the increase was also attributable to the impact of our acquisitions, including Concentrek, which we acquired in October 2005.
Distribution and other net revenue, which includes revenue from our other supply chain management services including transportation management and outsourced distribution services, increased $32.5 million, or 132%, to $57.3 million for the second quarter of fiscal 2007 compared to $24.8 million for the second quarter of fiscal 2006. This increase was primarily due to the impact of our acquisition of Market Transport Services in March 2006 as well as our acquisition of Concentrek subsequent to the second quarter of fiscal 2006. We expect our distribution and other net revenue for the remainder of fiscal 2007 to exceed our distribution and other net revenue in the corresponding prior year periods due to the anticipated contributions of Market Transport Services.
Staff costs increased $35.7 million, or 28%, to $161.2 million for the second quarter of fiscal 2007 from $125.5 million for the corresponding prior year period. The increase is primarily due to increased resources to accommodate the increase in business activity, particularly in our Americas region’s contract logistics service line and to the addition of personnel in connection with our acquisitions, including Market Transport Services and Concentrek, which we estimated were responsible for about one-third of the total increase. Staff costs in our contract logistics service line tend to be variable as we must staff to meet demand as our business activities in this service line increase. Share-based compensation expense increased by approximately $1.5 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily as a result of the adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). We estimate based on current share-based awards granted and current assumptions that share-based compensation expense will be approximately $2.7 million for the three-month period ending October 31, 2006 and approximately $2.6 million in the three-month period ending January 31, 2007. Actual share-based compensation expense may differ from such estimates as a result of increases in the number of share-based awards granted and other factors – see “Critical Accounting Policies and Use of Estimates – Share-Based Compensation” following. Total staff costs expressed as a percentage of net revenues remained constant at 53% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.
Depreciation and amortization expense increased by $1.9 million, or 34%, to $7.5 million for the second quarter of fiscal 2007 over the second quarter of fiscal 2006 primarily due to the impact of our acquisitions, particularly Market Transport Services, and to a lesser degree our capital spending during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. When expressed as a percentage of net revenue, depreciation and amortization expense remained constant at 2% of net revenue in the second quarter of fiscal 2007 and in the comparable prior year period.

Amortization of intangible assets expense increased by $1.2 million, or 123%, to $2.2 million for the second quarter of fiscal 2007 over the second quarter of fiscal 2006 primarily due to the impact of our acquisitions, particularly Market Transport Services. This expense is expected to remain at this level during the remainder of fiscal 2007, excluding the impact of any additional acquisitions made during this period. When expressed as a percentage of net revenue, amortization of intangible assets expense increased to 1% of net revenue in the second quarter of fiscal 2007 when compared with the comparable prior year period.
Other operating expenses increased by $22.2 million, or 31%, to $94.7 million in the second quarter of fiscal 2007 compared to $72.5 million for the second quarter of fiscal 2006. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and from the additional operating costs incurred by our acquisitions since June 1, 2005, particularly Market Transport Services. Approximately $10.8 million of the increase was due to the impact of these acquisitions. Included in other operating expenses for the second quarter of fiscal 2007 are facilities and communications costs of $30.3 million compared to $26.8 million of such costs for the second quarter of fiscal 2006, representing an increase of 13%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the second quarter of fiscal 2007, selling, general and administrative costs increased 41% to $64.4 million compared to $45.7 million for the second quarter of fiscal 2006. The increase in selling, general and administrative costs was primarily a result of the impact of our acquisitions, particularly Market Transport Services, and, to a lesser degree, the increased level of business activity during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. When expressed as a percentage of net revenue, other operating expenses increased slightly to 31% for the second quarter of fiscal 2007 from 30% for the second quarter of fiscal 2006.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Interest expense increased in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 by $3.7 million, or 177%, to $5.8 million. Our interest expense increased primarily due to the interest expense associated with the addition of a $150.0 million Bridge Facility with LaSalle Bank N.A., which we refer to as LaSalle, which we obtained in connection with our acquisition of Market Transport Services in March 2006. We replaced the $150.0 million Bridge Facility on July 13, 2006 with a $200.0 million Senior Notes issuance on July 13, 2006. We expect that the increased borrowings will result in increased interest expense in the remaining quarters of fiscal 2007 compared to the comparable periods in the prior year. Additional information regarding the Bridge Facility and the Senior Notes are discussed in this item under “Credit Facilities and Senior Notes”.
Our effective income tax rate of 30% in the second quarter of fiscal 2007 was higher than the effective income tax rate of 29% in the corresponding prior year period. Our overall effective income tax rate is impacted by the geographic composition of our worldwide earnings and in the second quarter of fiscal 2007, we had a higher proportion of taxable income generated in jurisdictions with higher tax rates than in the second quarter of fiscal 2006.
Net income increased by $1.4 million, or 6%, to $23.7 million in the second quarter of fiscal 2007 as compared to the corresponding prior year period for the reasons listed above.
Six months ended July 31, 2006 compared to six months ended July 31, 2005
Net revenue increased $117.5 million, or 26%, to $577.0 million for the first half of fiscal 2007 compared to $459.5 million for the first half of fiscal 2006. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling $73.5 million. Acquisitions, primarily Market Transport Services and Concentrek, accounted for approximately $52.9 million of the net revenue increase for the first half of fiscal 2007 versus the first half of fiscal 2006, while on a constant currency basis when we translate our first half of fiscal 2007 results using currency exchange rates in effect for the first half of fiscal 2006, we estimate that unfavorable exchange rates had a negative impact of approximately $8.9 million.

Airfreight forwarding net revenue increased $13.9 million, or 10%, to $156.4 million for the first half of fiscal 2007 compared to $142.5 million for the first half of fiscal 2006. This increase resulted primarily from organic growth in our Europe, Asia Pacific and African regions in the first half of fiscal 2007 when compared to the first half of fiscal 2006, which was partially offset by the negative impact of currency exchange rates when reported in U.S. dollars in the first half of fiscal 2007 when compared to the currency exchange rates in effect in the first half of fiscal 2006. Our organic growth resulted primarily from higher volumes in our Europe and Asia Pacific regions, which resulted in higher airfreight forwarding net revenue in the first half of fiscal 2007 versus the first half of fiscal 2006.
Ocean freight forwarding net revenue increased $12.9 million, or 24%, to $67.8 million for the first half of fiscal 2007 compared to $54.9 million for the comparable prior year period. This increase was due primarily to organic growth in all of our regions which growth was partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in the first half of fiscal 2007 when compared to the currency exchange rates in effect in the first half of fiscal 2006. This increase was a result of higher ocean freight shipment volumes during the first half of fiscal 2007 when compared to the first half of fiscal 2006. We also experienced increases in ocean freight yields in most of our regions in the first half of fiscal 2007 compared to the first half of fiscal 2006, which contributed to our overall increase in ocean fright forwarding net revenues.
Customs brokerage net revenue increased $1.8 million, or 5%, to $40.8 million for the first half of fiscal 2007 compared to $39.0 million for the comparable prior year period. Customs brokerage net revenue increased in the first half of fiscal 2007 when compared to the first half of fiscal 2006 primarily due to organic growth in our Americas region.
Contract logistics net revenue increased $36.8 million, or 21%, to $208.4 million for the first half of fiscal 2007 compared to $171.6 million for the first half of fiscal year 2006. This increase resulted primarily from organic growth that totaled approximately $32.9 million, particularly in the Americas region and to a lesser degree our Africa and Europe regions, which was driven primarily by new business and additional business for our existing clients. The increase is also partially attributable to the impact of our acquisitions, including Concentrek, which we acquired in October 2005.
Distribution and other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $52.2 million, or 101%, to $103.7 million for the first half of fiscal 2007 compared to $51.5 million for the first half of fiscal 2006. This increase during the first half of fiscal 2007 was primarily attributable to the impact of our acquisitions that totaled approximately $48.1 million during the first half of fiscal 2007, particularly of Market Transport Services in March 2006. We expect our distribution and other net revenue for the remainder of fiscal 2007 to exceed our distribution and other net revenue in the corresponding prior year periods due to the anticipated contributions of Market Transport Services.
Staff costs increased $70.7 million, or 29%, to $312.0 million for the first half of fiscal 2007 from $241.3 million for the comparable prior year period, primarily as a result of the addition of personnel in connection with increased levels of business during the first half of fiscal 2007 as compared to the first half of fiscal 2006, as well as our acquisitions made since June 1, 2005. Total staff costs increased to 54% when expressed as a percentage of net revenues for the first half of fiscal year 2007 as compared to 53% for the first half of fiscal year 2006.
Depreciation and amortization expense increased by $3.6 million, or 32%, to $15.0 million for the first half of fiscal 2007 over the first half of fiscal 2006 primarily due to capital spending undertaken, as well as the impact of our acquisitions made since June 1, 2005.
Amortization of intangible assets expense increased by $1.9 million, or 90%, to $4.0 million for the first half of fiscal 2007 over the first half of fiscal 2006 primarily due to the impact of our acquisitions, particularly Market Transport Services. When expressed as a percentage of net revenue, amortization of intangible assets expense increased to 1% of net revenue in the first half of fiscal 2007 when compared with the comparable prior year period.

Other operating expenses increased by $35.1 million, or 24%, to $179.2 million in the first half of fiscal 2007 compared to $144.1 million for the first half of fiscal 2006. Of this increase approximately 52% was due to increased costs associated with higher volumes and organic growth. Secondarily, the increase was caused by the additional operating costs incurred by our acquisitions from their effective dates, including Market Transport Services, Perfect Logistics and Concentrek. Included in other operating expenses for the first half of fiscal 2007 are facilities and communications costs of $59.0 million compared to $51.2 million of such costs for the first half of fiscal 2006, representing an increase of 15%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the first half of fiscal 2007 as compared to the first half of fiscal 2006 and secondarily to the costs associated with the organic business growth. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first half of fiscal 2007, selling, general and administrative costs increased 29% to $120.2 million compared to $92.9 million for the first half of fiscal 2006. The increase in selling, general and administrative costs was primarily a result of increased costs related to our domestic courier and trucking services, professional fees, insurance-type claims and other miscellaneous expenses along with the impact of acquisitions. When expressed as a percentage of net revenue, other operating expenses remained constant at 31% for the first half of fiscal 2007 when compared to the first half of fiscal 2006.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Interest income and interest expense increased in the first half of fiscal 2007 as compared to the first half of fiscal 2006 by $1.0 million, or 36%, and $6.1 million, or 140%, respectively. Our interest expense increased primarily due to the interest expense associated with the addition of a $150.0 million Bridge Facility. In July 2006, we issued the Senior Notes and a portion of the proceeds of the Senior Notes was used to repay the Bridge Facility and we also entered into an unsecured $250.0 million global credit facility pursuant to an agreement, which we refer to as the Facility Agreement. We expect that the increased borrowings will result in increased interest expense in the remaining half of fiscal 2007 compared to the comparable period in the prior year. Additional information regarding the Bridge Facility and the Senior Notes are discussed in this item under “Credit Facilities and Senior Notes”.
The effective income tax rate of 29% in the first half of fiscal 2007 was consistent with the effective income tax rate in the prior year comparable period. Our overall tax rate is impacted by the geographic composition of our worldwide taxable income.
Net income increased by $0.2 million, or 1%, to $40.3 million in the first half of fiscal 2007 as compared to $40.1 million in the prior year period for the reasons discussed above.
Liquidity and Capital Resources
As of July 31, 2006, our cash and cash equivalents totaled $195.5 million, representing a decrease of $51.0 million from January 31, 2006, as a result of using a net amount of $40.8 million of cash in our operating, investing and financing activities and a negative impact of $10.2 million related to the effect of foreign exchange rate changes on our cash balances.
During the first half of fiscal 2007, we generated approximately $7.5 million in net cash from operating activities. This resulted from net income of $40.3 million plus depreciation and amortization of intangible assets totaling $19.0 million and other items totaling $7.4 million, plus an increase in trade payables and other current liabilities of $51.6 million which was offset by an increase in trade receivables and other current assets of $110.8 million.
During the first half of fiscal 2007, cash used for capital expenditures was approximately $10.9 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations for the remainder of fiscal 2007.
During the first half of fiscal 2007, we used an aggregate of $199.3 million of cash for acquisitions and contingent earn-out payments, including $194.2 million, net of cash acquired, primarily for our acquisition of Market Transport

Services. The acquisition was funded by a combination of our cash reserves and the proceeds from a $150.0 million Bridge Facility with LaSalle. On July 13, 2006, we issued $200.0 million of Senior Notes. We utilized $150.0 million of the proceeds of the Senior Notes to repay the above mentioned $150.0 million Bridge Facility. Additional information regarding the Bridge Facility and the Senior Notes is discussed in this item under “Credit Facilities and Senior Notes.”
We have a number of potential earn-out payments related to certain acquisitions. In the case of our acquisition of SLi, where the acquisition agreement requires the earn-out payment to be made in the form of ordinary shares at a deemed price of $5.27 per ordinary share, the sellers of SLi have accepted cash payments or a combination of cash and ordinary shares in the past. The final contingent earn-out payment is expected to be completed during the third quarter of fiscal 2007. While this payment is subject to final negotiations, we currently expect that it will be valued between $37.0 million to $45.0 million. The sellers of SLi have agreed to accept 1.5 million ordinary shares of the company valued at $37.0 million in settlement of substantially all of the earn-out payment and the balance (if any) will be paid in cash once the payment is finalized. We anticipate making this final cash payment (if any) through a combination of our current cash balances together with borrowings under our existing credit facilities. Our earnings per share calculation for the three- and six-month periods ended July 31, 2006 have taken these shares into account as if they were issued on May 1, 2006. There are two remaining contingent earn-out payments related to our acquisition of ET Logistics, S.L. (which we refer to as ET Logistics) that will be calculated based on the future performance of the acquired operation for each of the fiscal years in the two-year period ending January 31, 2008. There are no contractual limits on the amounts that may be payable under the contingent earn-out payment terms for ET Logistics as they are contingent on the earnings of each of the acquired businesses; however, we anticipate that the contingent cash portion of the earn-out payments would generally be funded from a combination of our current cash balances, cash generated from future operations and future debt financing. Our one remaining contingent earn-out payment related to our acquisition of Unigistix Inc. is to be calculated based on a multiple of the acquired operation’s future earnings for the twelve-month period ending October 31, 2006 and is subject to a maximum of approximately 2.0 million Canadian dollars (equivalent to approximately $1.8 million as of July 31, 2006). Our acquisition of Perfect Logistics contains four earn-out payments which will be based on the acquired operation’s future earnings over each of the four twelve-month periods in the period ending May 31, 2009 and which are subject to a cumulative maximum U.S. dollar equivalent of approximately $5.5 million. The first contingent earn-out payment for Perfect Logistics is scheduled for payment during the third quarter of fiscal 2007. In addition, we anticipate making four contingent earn-out payments, totaling at least $1.2 million and subject to a maximum of $7.5 million, related to our acquisition of Concentrek which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and four contingent earn-out payments related to our acquisition of Logica which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and which are subject to a maximum of 10.0 million euros (equivalent to approximately $12.8 million as of July 31, 2006) and offset against the initial purchase price.
Our financing activities during the first half of fiscal 2007 provided $167.9 million of cash, primarily due to the net proceeds of $198.7 million from the issuance of the Senior Notes, plus $7.5 million of net proceeds from the issuance of ordinary shares resulting from the exercise of stock options previously granted to employees and directors, partially offset by repayments of capital lease obligations totaling $4.3 million. We also used approximately $5.8 million of cash in the second half of fiscal 2007 for the payment of a dividend on our ordinary shares, which was declared by our board of directors on March 29, 2006 and paid in May 2006.

Credit Facilities and Senior Notes
We have various credit and guarantee facilities established in countries, including a global credit facility (refer to the discussion below), where such facilities are required for our business. At July 31, 2006, these facilities totaled approximately $373.8 million. Our borrowing capacities range from $0.1 million to $250.0 million and totaled approximately $251.2 million at July 31, 2006. Our outstanding borrowings totaled $71.9 million at July 31, 2006 and we had approximately $179.3 million of available, unused borrowing capacity. Certain credit facilities have financial and other covenants, with which the company was in compliance as of July 31, 2006. At July 31, 2006, our guarantee facilities, which are a necessary part of our business, totaled approximately $122.6 million.
On July 13, 2006, the company and certain of its subsidiaries entered into the Facility Agreement, with the various financial institutions which are party thereto. The Facility Agreement provides for an aggregate availability of up to $250.0 million of borrowings, guarantees and letters of credit and replaced substantially all of our other existing working capital credit facilities. The Facility Agreement matures on July 13, 2009 and contains customary financial and other covenants. The obligations under the Facility Agreement are guaranteed by certain of our selected subsidiaries.
In addition to the Facility Agreement we utilize a number of other financial institutions in certain countries not covered by the Facility Agreement to provide working capital to operate in these countries. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. The interest rates on these facilities vary and ranged from 0.7% to 9.4% at July 31, 2006. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that is extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements.
The Facility Agreement provides for two separate credit facilities, which we referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $150.0 million. None of our subsidiaries in South Africa may be a borrower under the Global Facility. The South African Facility consists of a credit facility in the amount of $100.0 million. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. All other loans will bear interest at a rate per annum equal to the Interbank Offered Rate (IBOR) or the Federal Funds rate plus a margin rate of 0.75% to 1.20%, or the USA prime rate and certain associated costs.
Effective March 7, 2006, we entered into a $150.0 million Bridge Facility, with LaSalle. This Bridge Facility was to mature on September 7, 2006 and contained financial and other covenants. We entered into the Bridge Facility to provide short-term financing for our acquisition of Market Transport Services. The Bridge Facility was secured by a pledge of all the shares of Market Transport Services and each of its subsidiaries. Our obligations under the Bridge Facility were guaranteed by us and selected subsidiaries. The Bridge Facility was paid off in July 2006 with proceeds from the issuance of the Senior Notes (refer to discussion below).
On July 13, 2006, we issued $200.0 million of Senior Notes under a note purchase agreement, entered into among us, certain of our subsidiaries as guarantors and the purchasers named therein. The Senior Notes mature on July 13, 2011 and contain customary financial and other covenants. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. We are required to repay approximately $33.3 million, or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including January 13, 2011. The required repayments may be reduced proportionally by certain other repayments by us. Our obligations under the Senior Notes are guaranteed by us and certain of our selected subsidiaries.

In connection with the issuance of the Senior Notes and our execution of the Facility Agreement, we terminated, and paid all outstanding obligations under several credit agreements in accordance with their respective terms, including the Bridge Facility, the revolving facility with LaSalle, the letter agreement dated September 15, 2005 from Nedbank and accepted by us and the letter agreement from Nedbank and accepted by UTi South Africa (Pty) Limited and other of our subsidiaries located in South Africa on December 6, 2004. There were no early termination penalties incurred in connection with the termination of these credit facilities and related agreements.
The Senior Notes and Facility Agreement require us to comply with certain financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated EBITDA and minimum interest charge coverage requirements, among others. Should we fail to comply with these covenants, all or a portion of our borrowings under the Senior Notes and Facility Agreement could become immediately payable and our credit facility could be terminated. The Senior Notes and Facility Agreement could require the Company to prepay the principal and accrued interest of all, but not less than all, the Senior Notes held by each holder of Senior Notes, and cancel commitments and repay the outstanding amount under the Facility Agreement, if a change of control in the company occurs. At July 31, 2006, we were in compliance with all such covenants.
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
Contractual Obligations
Other than the Bridge Facility entered into in March 2006 and subsequently repaid in July 2006, the issuance of the Senior Notes of $200.0 million and the $250.0 million Facility Agreement which replaced substantially all of our other existing working capital credit facilities, all of which are described in “Credit Facilities and Senior Notes”, there have been no significant changes in our contractual obligations from January 31, 2006 to July 31, 2006.
Other Factors which May Affect our Liquidity
We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities are subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in the Facility Agreement and some of our other bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid.
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
Other than the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), there have been no significant changes in the company’s critical accounting policies, which are described below, during the first half of fiscal 2007.
Revenue Recognition
Gross revenue represents billings on exports to customers, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the company acts as an agent. We recognize revenue in accordance with method 2 of Emerging Issues Task Force (EITF) Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from the company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers are recognized at the time the freight departs the terminal of origin which is when the customer is billed. This method generally results in recognition of gross revenues and freight consolidation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.
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
Share-Based Compensation
Upon the adoption of SFAS No. 123R effective February 1, 2006, we now record share-based compensation for all of our share-based awards. Prior to the adoption of SFAS No. 123R, we accounted for share-based compensation awards using the intrinsic value method as prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The application of this standard had a material impact on our consolidated statements of operations, financial position and cash flows.
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

The BSM was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our share-based compensation plans. Existing valuation models, including the BSM and lattice binomial models, may not provide reliable measures of the fair value of our share-based compensation plans. Consequently, there is a risk that our estimates of the fair values of our share-based compensation plans on the grant dates may bear little resemblance to the actual values related upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from those instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our consolidated financial statements. There currently are no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
We adopted SFAS No. 123R using the modified prospective method which requires the application of the accounting standard in our fiscal year beginning February 1, 2006. Our consolidated financial statements as of and for the second quarter and first half of fiscal 2007 reflect the impact of SFAS No. 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
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
Our exposure to market risks has decreased since April 30, 2006, as described in our annual report on Form 10-K for the fiscal year ended January 31, 2006 on file with the SEC, due to the repayment of the Bridge Facility and the related variable-rate interest on this facility. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the fiscal year ended January 31, 2006.
Item 4. Controls and Procedures
As of July 31, 2006, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rules 13a – 15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report at providing reasonable assurance that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act. No change in the company’s internal control over financial reporting has occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. We are not aware of any material legal proceedings instituted against us during the second quarter of fiscal 2007 or of any material developments in any of the legal proceedings previously disclosed under Part I. Item 3. “Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended January 31, 2006 or our subsequent reports and filings, on file with the SEC.
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2006 or our subsequent reports and filings, on file with the SEC. The disclosures in our annual report and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, except for the updated and additional risk factors included in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and the additional risk factors below related to our increased indebtedness.

We increased our indebtedness in the current fiscal year and our outstanding indebtedness could adversely impact our financial condition and results of operations.
On July 13, 2006, we issued the Senior Notes of $200.0 million pursuant to a note purchase agreement (Note Purchase Agreement) and we and certain of our direct and indirect subsidiaries entered into a $250.0 million Facility Agreement. Our indebtedness could have important consequences to us and our shareholders because we must dedicate funds to service our outstanding debt which could limit our ability to use our operating cash flows in other areas of our business or otherwise increase our vulnerability to general adverse economic and industry conditions, including increases in interest rates. Increased indebtedness could also place us at a competitive disadvantage as compared to our competitors that have less debt as it could limit our ability to capitalize on future business opportunities and to react to competitive pressures or adverse changes. We may also be required to repay our outstanding debt prior to the originally scheduled dates of maturity. For example, if a “change of control” (as defined in the Senior Notes or the Facility Agreement) occurs, our outstanding indebtedness may be accelerated and we may not have enough funds to satisfy all of our outstanding obligations under the Senior Notes and the Facility Agreement. It is possible that we may not be able to refinance our indebtedness on commercially reasonable terms or at all and we may be required to sell our equity securities or take other actions necessary to repay our indebtedness.
The Facility Agreement and the Senior Notes contain a variety of covenants imposing operating and financial restrictions on us and which may limit our operating and financial flexibility. Our failure to comply with such covenants could result in an event of default under both of these agreements.
The Facility Agreement and the Senior Notes require that we maintain specified financial ratios and tests. In addition, the Senior Notes and the Facility Agreement contain various covenants, including covenants customary for these types of financings. These covenants may restrict or may limit our ability to, among other things:
•	incur additional debt or pay dividends or distributions on our capital stock;

•	create liens or negative pledges with respect to our assets;

•	make certain acquisitions, investments, loans or advances or certain capital expenditures;

•	enter into agreements to lease real or personal property in excess of certain thresholds or to enter into sale and leaseback transactions;

•	change the general nature of our business; or

•	merge, consolidate or sell our assets.
The covenants, financial ratios and tests in our debt instruments may adversely impact our ability to finance our future operations or pursue available business opportunities or future acquisitions, even if we believe such actions would otherwise be advantageous. Our ability to comply with these covenants, financial ratios and tests may be affected by events beyond our control, such as prevailing economic conditions and changes in the competitive environment. If we do not comply with these covenants and other requirements and we are unable to obtain waivers from the holders of our Senior Notes or the lenders under the Facility Agreement, the interest and principal amounts outstanding under the Senior Notes and Facility Agreement may become immediately due and payable. There can be no assurance that additional or replacement financing will be available to us on commercially reasonable terms or at all. If we are unable to obtain such additional or replacement financing, our financial condition and results of operations could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
At the time of our acquisition of SLi in January 2002, we established a contingent earn-out arrangement with the sellers which permits the earn-out payments to be in the form of ordinary shares at a deemed price of $5.27 per ordinary share, cash or a combination of both. Pursuant to this arrangement, the company became obligated on September 8, 2006 to issue 1.5 million ordinary shares to the sellers of SLi in satisfaction of substantially all of our entire obligation to make the final earn-out payment under the acquisition agreement. We expect to issue these shares during the third quarter of fiscal 2007. These shares are not expected to be registered under the Securities Act of 1933 in accordance with the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of the shareholders on June 12, 2006, to elect three class “C” directors to our Board of Directors for a term of three years and until their respective successors are duly elected and to ratify the appointment of Deloitte & Touche LLP as independent registered public accountants of the company.
The following individuals were elected as class “C” directors and received the number of votes indicated below:

Name of Nominee	Votes For	Votes Withheld
Brian D. Belchers	80,569,163	576,760
Roger I. MacFarlane	80,148,321	997,602
Matthys J. Wessels	80,148,321	997,602
In addition, C. John Langley, Jr., Leon J. Level, Allan M. Rosenzweig and J. Simon Stubbings, each a continuing director of the company, continued their respective terms of office as a director after the annual meeting of shareholders (members).
The appointment of Deloitte & Touche LLP was ratified as follows:

Votes For	Votes Against	Abstentions

81,017,471	10,543	137,460
Item 5. Other Information
Alan C. Draper, the company’s former executive vice president and president of its Asia Pacific region, retired from the company effective June 30, 2006. Upon his retirement, Mr. Draper relinquished his seat on UTi’s board of directors. We anticipate that Mr. Draper will from time to time provide various consulting services to us. Although we do not have an arrangement or understanding with Mr. Draper regarding such potential services, we currently anticipate that such consulting services, if rendered, will be regarding such matters and on such terms as the parties may from time to time agree.
On September 8, 2006, the company became obligated to issue 1.5 million ordinary shares of the company to the sellers of SLi as disclosed in Part II Item 2 above, which disclosure is incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated October 25, 2005)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated March 3, 2006)

10.1	Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated July 19, 2006)

10.2	Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and various financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, dated July 19, 2006)

10.3	Cession Agreement in Security, dated as of July 13, 2006, by and among Pyramid Freight (Proprietary) Limited, South African Branch, and Nedbank Limited (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, dated July 19, 2006)

10.4+	Form of Performance Enhancement Award Agreement for May 12, 2006 Performance Enhancement Awards granted to certain executive officers pursuant to the UTi Worldwide Inc. 2004 Long-Term Incentive Plan

10.5+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type C)

10.6+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type D)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: September 11, 2006	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer and Director

Date: September 11, 2006	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Senior Vice President – Finance, Chief Financial Officer and Secretary Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated October 25, 2005)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated March 3, 2006)

10.1	Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated July 19, 2006)

10.2	Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and various financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, dated July 19, 2006)

10.3	Cession Agreement in Security, dated as of July 13, 2006, by and among Pyramid Freight (Proprietary) Limited, South African Branch, and Nedbank Limited (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, dated July 19, 2006)

10.4+	Form of Performance Enhancement Award Agreement for May 12, 2006 Performance Enhancement Awards granted to certain executive officers pursuant to the UTi Worldwide Inc. 2004 Long-Term Incentive Plan

10.5+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type C)

10.6+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type D)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Compensatory arrangement.