Form 10-K/A
period 2006-01-31
UTi WORLDWIDE INC
filed 2006-12-18
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1

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

UTi Worldwide Inc.
Annual Report on Form 10-K/A
For the Year Ended January 31, 2006

		Page
EXPLANATORY NOTE REGARDING RESTATEMENT		1

	PART I

Item 1.	Business	3

	PART II

Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 8.	Financial Statements and Supplementary Data	38
Item 9A.	Controls and Procedures	38

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	39

Signatures		40

Certifications
EXHIBIT 12.1
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

- i -

EXPLANATORY NOTE REGARDING RESTATEMENT
UTi Worldwide Inc. is filing this Annual Report on Form 10-K/A for the year ended January 31, 2006, which we refer to as the Amendment, to amend our Annual Report on Form 10-K for the year ended January 31, 2006, which we refer to as the Original Filing, that was filed with the U.S. Securities and Exchange Commission, which we refer to as the SEC, on April 17, 2006. The Amendment includes restated amounts and revised disclosure of the company’s Consolidated Financial Statements for fiscal years ended January 31, 2006, 2005 and 2004.
We have reviewed our accounting for an earn-out arrangement arising from our January 25, 2002 acquisition of Grupo SLi and Union S.L., which we collectively refer to as SLi. Specifically, we reviewed the application of Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (SFAS No. 141), and Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF No. 95-8) to the SLi transaction, including the earn-out arrangement. We have concluded a revision to our prior accounting for the earn-out arrangement is necessary, which we refer to as the Earn-out Arrangement Adjustment.
We have concluded that a portion of the earn-out arrangement represents costs of the acquisition while a portion of the earn-out arrangement represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. For fiscal years through January 31, 2006 the resulting compensation arrangement is accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25 (FIN No. 28). Beginning with our 2007 fiscal year and the adoption of FASB Statement No. 123R, Share-Based Payment (SFAS No. 123R) the resulting compensation arrangement was accounted for under SFAS No. 123R through the quarter ended October 31, 2006 wherein the final contingent payment was made.
As a result of the foregoing, we are restating herein our historical consolidated balance sheets as of January 31, 2006 and January 31, 2005; our consolidated income statements, cash flows and shareholders’ equity for the years ended January 31, 2006, 2005, and 2004; and our selected financial data as of and for the years ended January 31, 2006, 2005, 2004, 2003, and 2002.
The Earn-out Arrangement Adjustment generally reflects the recognition of compensation expense during the periods in which services were rendered by certain of the SLi selling shareholders. In connection with the recording of compensation expense we recorded an offsetting entry to accrued liabilities. Accordingly, we reduced pretax income by $32.5 million, $32.3 million, and $18.0 million for the years ended January 31, 2006, 2005 and 2004, respectively. The Earn-out Arrangement Adjustment had no impact on cash and cash equivalents but resulted in reclassification of a portion of the earn-out arrangement from cash flows used in investing activities to cash flows provided by operating activities.
The accounting error giving rise to the restatements described above will not result in additional or different payments being made to certain of the selling shareholders of SLi. As of the date of this filing, we have satisfied all payment obligations under the SLi acquisition agreement, a copy of which was previously filed as an exhibit to the company’s Form 10-Q for the quarter ended April 30, 2005.
In addition to the Earn-out Arrangement Adjustment discussed above, the restatement includes adjustments for the correction of errors previously identified, which we refer to as the Other Adjustments, which were immaterial, individually and in the aggregate, to previously issued financial statements. As the Earn-out Arrangement Adjustment required restatement, the company is also correcting these Other Adjustments and recording them in the proper periods.
Management has determined that a control deficiency relating to the design and implementation of controls regarding the review and analysis of complex business combinations, constituted a material weakness in our internal control over financial reporting. Specifically, with respect to the SLi acquisition, such analysis and related timely documentation of the company’s accounting determination was not performed by personnel with adequate knowledge of SFAS No. 141, and EITF Issue No. 95-8.

Accordingly, management has determined that the company’s internal control over financial reporting was ineffective as of January 31, 2006. The company performed additional procedures with respect to prior complex business combinations in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These additional procedures included a review of the transaction documentation associated with prior acquisitions containing earn-out arrangements by personnel with adequate accounting knowledge. Management is in the process of improving and strengthening the design and implementation of controls regarding the review and analysis of complex business combinations, and this will be completed in the near future. See Part II, Item 9A, “Controls and Procedures” of this report for additional information.
The Amendment does not set forth the Original Filing in its entirety and includes only the Items affected by the Earn-out Arrangement Adjustment and the Other Adjustments. The following portions of the Original Filing are being amended by the Amendment.

Part I, Item 1	Business
Part II, Item 6	Selected Financial Data
Part II, Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8	Financial Statements and Supplementary Data
Part II, Item 9A	Controls and Procedures
Part IV, Item 15	Exhibits and Financial Statement Schedules
The Amendment includes currently dated certifications from the company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as the currently dated consent of our independent registered public accounting firm. The certifications of the company’s Chief Executive Officer and Chief Financial Officer are attached to the Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. The consent of our independent public accounting firm is attached to the Amendment as Exhibit 23. The Amendment also includes a restated computation of Ratio of Earnings to Fixed Charges as Exhibit 12.1. The changes we have made are a result of and reflect the restatement described herein.
Except for the amended or restated information described above, this Amendment has not been updated since the date of the Original Filing. Events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Original Filing.
As used in this Amendment the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.
Forward-Looking Statements
Except for historical information contained herein, this annual report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements may include, among other things, the reaction to the accounting errors related to the acquisition of SLi on the company’s results of operations and financial condition, the effect of the company’s restatement on its compliance with the covenants in its debt agreements, the company’s discussion of its NextLeap goals and journey and the growth strategies and plans which the company is developing for the next phase of its evolution. Forward-looking statements are generally identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to integration risks associated with acquisitions, the ability to retain customers and management of acquisition targets; a challenging operating environment; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and Europe; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; the success and effects of new strategies; disruptions caused by epidemics, conflicts, wars and terrorism; and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K/A, including, without limitation, those contained under the heading, “Risk Factors,” contained in Item 1A of the company’s Annual Report on Form 10-K for the year ended January 31, 2006 which was originally filed with the Securities and Exchange Commission (SEC) on April 17, 2006 (together with any additions and changes thereto contained in our Form 10-Q for the quarters ended April 30, 2006 and July 31, 2006, as amended, and any subsequent filings of quarterly reports on Form 10-Q). For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
PART I
ITEM 1. Business
The information included in Item 1 in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing. See “Explanatory Note Regarding Restatement” above for details of the restatement, which we refer to as the Explanatory Note. Events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2006 and July 31, 2006, and reports filed with the SEC subsequent to the date of this filing, including amendments.
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
Acquisitions
As a key part of our growth strategy, we continuously evaluate acquisition opportunities in all the markets in which we operate as we seek to continue expanding our service offerings. During the year ended January 31, 2006, we completed several acquisitions of companies and businesses, including Concentrek, Inc., Maertens International N.V. and Perfect Logistics Co., Ltd. In March 2006, we acquired Market Industries Ltd. These acquisitions, along with our other acquisitions over the past five years, have had, and will have, a significant effect on the comparability of our operating results over the respective prior periods. Historically, we have financed acquisitions with a combination of cash from operations and borrowings. We may borrow additional money in the future to finance acquisitions. From time to time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to those potential acquisition targets. Readers are urged to read carefully all cautionary statements contained in this Form 10-K/A, including, without limitation, those contained under the heading, “Risk Factors,” contained in Item 1A of the company’s Original Filing (together with any additions and changes thereto contained in our Form 10-Q for the quarters ended April 30, 2006 and July 31, 2006 and any subsequent filings of quarterly reports on Form 10-Q, including amendments) relating to acquisitions.
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
On January 25, 2002, we completed the acquisition of Grupo SLi and Union, SLi, which we refer to collectively as SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. We acquired SLi for an initial cash payment of approximately $14.0 million. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. We have satisfied our obligations in relation to each of the fiscal years ended January 31, 2003 through

2005 resulting in additional cash payments of $34.0 million and the issuance of 626,901 shares for total additional consideration of $49.1 million, which includes $30.3 million made in June of 2005, consisting of a $15.1 million cash payment and the issuance of 626,901 shares of common stock valued at $15.1 million. The final earn-out period ended on January 31, 2006 and we made the final payment in September 2006. A portion of the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date, which we refer to as the SLi Share-based Compensation Arrangement. See Note 12, “Share-based Compensation” and Note 19, “Restatement of Previously Issued Financial Statements”, to the Consolidated Financial Statements.
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
Additional information regarding our acquisitions is set forth in Note 2, “Acquisitions,” in the notes to our restated consolidated financial statements included in this annual report and in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated herein by reference.
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
We conduct a majority of our business outside of the U.S. and we anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our global operations are directly related to and are dependent upon the volume of international trade and are subject to various factors, risks and uncertainties, including those included in Part I, Item 1A of our Original Filing appearing under the caption, “Risk Factors.”
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
Within eMpower are various supply chain information systems, including the following:
•	uOp, which is used by our offices and agents as a local operating system for air and ocean freight import and export documentation, customs brokerage and accounting functions that feed shipment and other customer data into our global information systems;

•	uOrder, which assists our clients with order management;

•	uTrac, which provides our clients with supply chain visibility, enabling them to track shipments of goods and materials,

•	uWarehouse, which enables our clients to track the location and status of goods and materials; it is a warehouse management system package provided by SSA Global™ and integrated into eMpower;

•	uClear, which provides visibility into customs clearance transactions for our customers;

•	uAnalyze, which assists us and our clients with isolating the factors causing variability in transit times;

•	uReport, which provides clients with customized reports;

•	uConnect, which enables the electronic transfer of data (EDI) between our systems and those of our clients and also integrates our internal applications;

•	uPlan, which is a suite of selected planning and optimization software developed by i2 Technologies;

•	uDistribute, which enables tracking of goods and materials within domestic distribution networks; and

•	uShip, which enables clients to initiate shipping transactions and alert these directly to our origin offices.
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

Name	Age	Position
Roger I. MacFarlane	61	Chief Executive Officer and Director
Matthys J. Wessels	60	Vice Chairman of the Board of Directors, Chief Executive Officer — African Region and Director
Alan C. Draper	53	Executive Vice President, President — Asia Pacific Region and Director
John S. Hextall	49	Executive Vice President — Global Leader of Client Solutions and Delivery
Gene Ochi	56	Executive Vice President — Global Leader of Client Solutions Development
Lawrence R. Samuels	49	Senior Vice President — Finance, Chief Financial Officer and Secretary
Linda C. Bennett	55	Senior Vice President and Chief Information Officer
Michael K. O’Toole	61	Vice President — Global Forwarding Operations
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
John S. Hextall was appointed as Executive Vice President — Global Leader of Client Solutions and Delivery in March 2006. Prior to that, Mr. Hextall served as President of our Europe Region since May 2001. In June 2004, the duties of President of the Americas Region for Freight Forwarding were added to Mr. Hextall’s responsibilities.

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
Gene Ochi was appointed as Executive Vice President — Global Leader of Client Solutions Development in March 2006. Prior to that, Mr. Ochi served as our Senior Vice President — Marketing and Global Growth since 1998. From 1993 to 1998, Mr. Ochi served as the Regional Vice President, Western U.S.A., of UTi, United States, Inc., one of our subsidiaries. From 1989 to 1992, Mr. Ochi served as the Senior Vice President of Marketing of BAX Global. From 1982 to 1989, Mr. Ochi served in various executive capacities for Flying Tigers, a cargo airline. From 1979 to 1982, Mr. Ochi served as the Vice President of Marketing for WTC Air Freight. Mr. Ochi received a Bachelor of Science degree from the University of Utah and an M.B.A. from the University of Southern California.
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
Our other senior managers are as follows:

Name	Age	Position
Gordon C. Abbey	53	Executive Vice President; Managing Director UTi Africa International Region
David Cheng	61	President of Greater China
Brian R. J. Dangerfield	47	President of Solutions Delivery — Asia Pacific
Carlos Escario Pascual	44	President Client Solutions — Europe, Middle East and North Africa (EMENA) Region
William T. Gates	58	Vice President; Chief Executive Officer — UTi Integrated Logistics, Inc.
Walter R. Mapham	58	Vice President; Director Strategic Services — Africa
Glenn Mills	53	President of Client Solutions — Asia Pacific Region
Graham Somerville	51	Vice President; Managing Director UTi Africa – IHD Division
Christopher Dale	46	Chief Operating Officer — UTi, United States, Inc.

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
PART II
ITEM 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the restated consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report.
The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

	(Restated)
	Year ended January 31,
	2006 (7)	2005 (7)	2004 (7)	2003 (8)	2002 (8)
	(in thousands, except per share amounts)
INCOME STATEMENT DATA:
Gross revenue (1) (3)	$2,785,575	$2,259,793	$1,502,875	$1,170,060	$889,786
Freight consolidation costs (1) (2)	1,819,171	1,486,012	906,734	765,270	585,227

Net revenues (2):
Airfreight forwarding	290,993	253,289	198,822	157,493	142,312
Ocean freight forwarding	118,346	98,877	75,131	66,554	58,633
Customs brokerage	78,503	75,352	65,532	61,105	54,034
Contract logistics (3)	370,714	257,141	192,969	79,517	14,957
Other	107,848	89,122	63,687	40,121	34,623

Total net revenues	966,404	773,781	596,141	404,790	304,559
Staff costs (4)	547,233	430,026	337,705	210,697	156,005
Depreciation and amortization	23,052	19,453	14,806	11,174	9,411
Amortization of intangible assets (5)	5,082	1,980	663	214	5,323
Other operating expenses	292,269	258,952	201,763	143,356	103,958

Operating income (5)	98,768	63,370	41,204	39,349	29,862
Net income (5)	$55,198	$35,006	$26,457	$23,739	$19,195

Basic earnings per ordinary share (5) (6)	$0.59	$0.38	$0.29	$0.31	$0.25

Diluted earnings per ordinary share (5) (6)	$0.56	$0.37	$0.28	$0.30	$0.25

Cash dividends declared per ordinary share	$0.05	$0.038	$0.032	$0.025	$0.025

Number of weighted average shares used for per share calculations (6):
Basic shares	94,147	92,203	90,875	77,796	75,700
Diluted shares	98,042	95,705	94,440	79,513	76,506

BALANCE SHEET DATA (8):
Goodwill	291,549	262,783	157,110	131,264	90,849
Total assets (6)	1,221,538	1,057,532	712,079	641,518	419,380
Long-term liabilities	55,125	65,911	31,999	24,503	23,724
Total shareholders equity	497,199	417,783	362,015	318,405	179,890

(1)	Gross revenue represents billings on exports to customers, plus net revenue on imports, net of any billings for value added taxes, customs duties and freight insurance premiums whereby we also act as an agent. Gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from our services as an authorized agent for airline and ocean carriers and third-party freight insurers, are recognized at the time the freight departs the terminal of origin, which is when the customer is billed. Gross customs brokerage revenue and contract logistics and other revenue are recognized when we bill the customer, which for customs brokerage revenue is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenue is when the service has been provided to third parties in the ordinary course of business.

(2)	Net revenue is determined by deducting freight consolidation costs from gross revenue. Freight consolidation costs are recognized at the time the freight departs the terminal of origin.

(3)	We acquired SLi, UTi Integrated Logistics, International Healthcare Distributors (Pty.) Limited, which we refer to as IHD, and Unigistix in January 2002, October 2002, June 2004 and October 2004, respectively. Because of these acquisitions, our contract logistics gross and net revenues have increased over our historical levels. Additional information regarding acquisitions and the impact of acquisitions is included in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Acquisitions,” in our consolidated financial statements included in this annual report.

(4)	Staff costs include share based payments made to employees for services performed. The share based payments include restricted stock units issued in fiscal 2006 and 2005 and awards granted to the selling shareholders of SLi for services performed. Refer to Note 12, “Share-based Compensation”, to the consolidated financial statements.

(5)	Effective with the fiscal year ended January 31, 2003, operating income and net income, as well as basic and diluted earnings per share, exclude the effect of amortization of goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(6)	In December 2002, we sold 13,800,000 of our ordinary shares in a public offering. Net proceeds to us totaled approximately $100.0 million (after underwriting discounts and commissions and related transaction expenses).

(7)	Amounts have been restated as discussed in Note 19, “Restatement of Previously Issued Financial Statements”, which we refer to as Note 19, to the consolidated financial statements.

(8)	Amounts have been restated to reflect the matters discussed in Note 19 to the consolidated financial statements.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information included in Item 7 in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing. See “Explanatory Note Regarding Restatement” above for details of the restatement, which we refer to as the Explanatory Note. Events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2006 and July 31, 2006, and reports filed with the SEC subsequent to the date of this filing, including amendments.
Restatement of Previously Issued Financial Statements
We have reviewed our accounting for an earn-out arrangement arising from our January 25, 2002 acquisition of SLi. Specifically, we reviewed the application of Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (SFAS No. 141), and Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF No. 95-8) to the SLi transaction, including the earn-out arrangement. We have concluded a revision to our prior accounting for the earn-out arrangement is necessary, which we refer to as the Earn-out Arrangement Adjustment.

We have concluded that a portion of the earn-out arrangement represents costs of the acquisition while a portion of the earn-out arrangement represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. For fiscal years through January 31, 2006 the resulting compensation arrangement is accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25 (FIN No. 28). Beginning with our 2007 fiscal year and the adoption of FASB Statement No. 123R, Share-Based Payment (SFAS No. 123R) the resulting compensation arrangement was accounted for under SFAS No. 123R through the quarter ended October 31, 2006 wherein the final contingent payment was made.
As a result of the foregoing, we have restated our historical consolidated balance sheets as of January 31, 2006 and January 31, 2005 and our consolidated income statement, cash flows and shareholders’ equity for the years ended January 31, 2006, 2005, and 2004 from the amounts previously reported.
As a result of the Earn-out Arrangement Adjustment, we reduced pretax income by $32.5 million, $32.3 million and $18.0 million for the years ended January 31, 2006, 2005 and 2004, respectively.
The Earn-out Arrangement Adjustment reflects the recognition of compensation expense during the periods in which services were rendered by certain of the SLi selling shareholders. In connection with the recording of compensation expense we recorded an offsetting entry to accrued liabilities. Upon settlement of our obligation under the arrangement, we recorded an entry to cash or common stock for cash settled and share settled payments, respectively, with an offsetting entry to accrued liabilities. The Earn-out Arrangement Adjustment had no impact on cash and cash equivalents but resulted in reclassification of a portion of the earn-out arrangement from cash flows used in investing activities to cash flows provided by operating activities.
In addition to the Earn-out Arrangement Adjustment discussed above, the restatement includes adjustments for the correction of errors previously identified, which were immaterial, individually and in the aggregate, to previously issued financial statements. As the Earn-out Arrangement Adjustment required restatement, we are also correcting these Other Adjustments and recording them in the proper periods.
While no single item included in the Other Adjustments is material, the following adjustments represent the largest items contained in Other Adjustments. Each of the following adjustments, net of income taxes, relate to fiscal 2006.
•	We recorded a reduction of $0.68 million in other long term liabilities related to the decrease in fair value of a minority interest put option related to International Health Distributors (Pty) Ltd, with an offsetting entry to other operating expenses.

•	We recorded a reserve of $0.59 million associated with a contingent tax provision in accordance with SFAS 5.

•	We recorded a reduction of $0.80 million to depreciation expense with an offsetting entry to property, plant and equipment to reflect assets at their appropriate carrying value.

The following table sets forth a reconciliation of previously reported and restated net income and retained earnings as of the dates and for the periods shown (in thousands).

	Net Income			Retained
	Year ended January 31,			Earnings
				January 31,
	2006	2005	2004	2003
Previously reported	$88,424	$67,529	$44,771	$63,973
Adjustments:
Earn-out Arrangement Adjustment	(32,481)	(32,261)	(18,035)	(5,797)
Other Adjustments	(745)	(262)	(279)	280

Total adjustments	(33,226)	(32,523)	(18,314)	(5,517)

Restated	$55,198	$35,006	$26,457	$58,456

The accounting error giving rise to the restatements described above will not result in additional or different payments being made to the selling shareholders of SLi. As of the date of this filing, we have satisfied all payment obligations under the SLi acquisition agreement. Additionally, the accounting error and related restatements are not expected to have any impact on our fiscal 2007 fourth quarter or any period thereafter.
The impact on the Consolidated Income Statements, as a result of the aforementioned adjustments, is as follows (in thousands).

	Year ended January 31,
	2006		2005		2004
	As previously	As	As previously	As	As previously	As
	reported	restated	reported	restated	reported	restated
Staff costs	$514,752	$547,233	$397,765	$430,026	$318,727	$337,705
Depreciation and amortization	21,952	23,052	19,453	19,453	14,806	14,806
Amortization of intangible assets	4,690	5,082	1,980	1,980	663	663
Other operating expenses	292,946	292,269	259,132	258,952	202,874	201,763
Operating income	132,064	98,768	95,451	63,370	59,071	41,204
(Losses)/gains on foreign exchange	(303)	(303)	973	973	(341)	(542)
Pretax income	127,892	94,596	95,950	63,869	59,771	41,703
Provision for income taxes	35,255	35,185	25,698	26,140	13,403	13,649
Income before minority interest	92,637	59,411	70,252	37,729	46,368	28,054

Net income	88,424	55,198	67,529	35,006	44,771	26,457

Basic earnings per share	$0.94	$0.59	$0.73	$0.38	$0.49	$0.29
Diluted earnings per share	$0.90	$0.56	$0.71	$0.37	$0.47	$0.28
The impact on the Consolidated Balance Sheets, as a result of the aforementioned adjustments, is presented below (in thousands).

	January 31,
	2006		2005
	As previously	As	As previously	As
	reported	restated	reported	restated
ASSETS
Property, plant and equipment, net	$80,443	$79,342	$71,190	$71,190
Goodwill	326,959	291,549	251,093	262,783
Other intangible assets, net	42,412	42,020	42,682	42,682
Deferred income tax assets	4,027	3,704	1,104	2,279
Total assets	1,258,764	1,221,538	1,044,667	1,057,532

	January 31,
	2006		2005
	As previously	As	As previously	As
	reported	restated	reported	restated
LIABILITIES & SHAREHOLDERS’ EQUITY
Trade payables and other accrued liabilities	465,100	519,011	413,003	439,645
Income taxes payable	22,904	23,498	18,533	18,533
Total current liabilities	595,505	650,010	531,184	557,826
Deferred income tax liabilities	11,593	11,181	19,607	19,607
Other	4,960	8,977	136	30,047

Minority interests	25,219	19,204	3,293	16,012

Shareholders’ equity:
Common stock	368,159	368,159	329,098	329,098
Deferred compensation related to restricted share units	(8,324)	(8,324)	(3,193)	(3,193)
Retained earnings	253,573	163,993	169,821	113,467
Accumulated other comprehensive loss	(26,888)	(26,629)	(21,536)	(21,589)

Total shareholders’ equity	586,520	497,199	474,190	417,783

Total liabilities and shareholders’ equity	1,258,764	1,221,538	1,044,667	1,057,532
The impact on the Consolidated Statements of Cash Flows, as a result of the aforementioned adjustments, is presented below (in thousands).

	Year ended January 31,
	2006		2005		2004
	As previously	As	As previously	As	As previously	As
	reported	restated	reported	restated	reported	restated
OPERATING ACTIVITIES:
Net income	$88,424	$55,198	$67,529	$35,006	$44,771	$26,457
Share-based compensation cost	5,163	37,643	576	32,837	798	19,705
Depreciation and amortization	21,952	23,052	19,453	19,453	14,806	14,806
Amortization of intangible assets	4,690	5,082	1,980	1,980	663	663
Deferred income taxes	(3,154)	(2,831)	1,440	265	847	847
Increase/(decrease) in other current liabilities	24,227	9,827	24,586	16,560	1,030	(1,735)
Net cash provided in operating activities	130,990	117,659	71,399	61,936	65,858	63,686

INVESTING ACTIVITIES:
Acquisitions and contingent earn-out payments	(53,168)	(39,837)	(118,179)	(108,716)	(30,288)	(28,116)
Net cash used in investing activities	(69,965)	(56,634)	(136,466)	(127,003)	(50,380)	(48,208)
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
Acquisitions
As a key part of our growth strategy, we continuously evaluate acquisition opportunities in all the markets in which we operate as we seek to continue expanding our service offerings. During the year ended January 31, 2006, we completed several acquisitions of companies and businesses, including Concentrek, Maertens and Perfect Logistics. In March 2006, we acquired Market Transport. These acquisitions, along with our other acquisitions over the past five years, have had a significant effect on the comparability of our operating results, increasing gross revenues, net revenues and expenses, over the respective prior periods and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year, will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the dates of their respective acquisitions. We consider the operating results of an acquired company during the first twelve months following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth. Historically, we have financed acquisitions with a combination of cash from operations and borrowed money. We may borrow additional money in the future to finance acquisitions. From time to time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to those potential acquisition targets.

We cannot assure you that we will be able to consummate acquisitions in the future on terms acceptable to us, or at all, in which case our rate of growth may be negatively impacted. We may not be successful in integrating the companies we have acquired, or we acquire in the future, and may not achieve expected cost savings on the anticipated timeframe, if at all. Future acquisitions are accompanied by the risk that the liabilities of such acquired company may not be adequately reflected in the historical financial statements of such company and the risk that such historical financial statements may be based on assumptions that are incorrect or inconsistent with our assumptions. To the extent we make additional acquisitions in the future, the risks associated with our acquisition strategy will be exacerbated. Readers are urged to read carefully all cautionary statements contained in this
Form 10-K/A relating to acquisitions, including, without limitation, those contained under the heading “Risk Factors”, contained in Item 1A of our Original Filing (together with any additions and changes thereto contained in our Form 10-Q for the quarters ended April 30, 2006 and July 31, 2006 and any subsequent filings of quarterly reports on Form 10-Q).
Effective October 1, 2005, we acquired 100% of the issued and outstanding shares of Concentrek, a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9.6 million, which includes the repayment of debt of $6.9 million. In addition, there is a guaranteed minimum future earn-out payment of $1.2 million due in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7.5 million, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1.2 million due in March 2007. The final purchase price allocation has not yet been finalized.
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
We made several smaller acquisitions in fiscal 2006. Effective July 1, 2005, we acquired the business and net assets of Maertens, a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1.1 million in cash. In addition, effective May 1, 2005, we acquired the assets and ongoing contract logistics business of a small transportation management provider in New Zealand and effective December 29, 2005 and we acquired 100% of the outstanding shares of Logica, which provides contract logistics services, for $1.2 million. We acquired the remaining outstanding shares of Ilanga, a South African company, of which we had already owned 50%, and UTi Egypt Limited, of which we had already owned 55%. Effective May 31, 2005, we acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., our Israeli subsidiary.
On January 25, 2002, we completed the acquisition of Grupo SLi and Union, SLi, which we refer to collectively as SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. We acquired SLi for an initial cash payment of approximately $14.0 million. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. We have satisfied our obligations in relation to each of the fiscal years 2003 through 2005 resulting in additional cash payments of $34.0 million and the issuance of 626,901 shares valued at $15.1 million for total consideration of $63.1 million. Of the total consideration $30.3 million was made in June of 2005, consisting of a $15.1 million cash payment and the issuance of 626,901 shares of common stock valued at $15.1 million. The final earn-out period ended on January 31, 2006 and we made the final payment in September 2006. A portion of the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. See Note 12, “Share-based Compensation” and Note 19, “Restatement of Previously Issued Financial Statements”, to the consolidated financial statements.
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
Effective June 1, 2004, we acquired 100% of the issued and outstanding shares of IHD, a South African corporation. The purchase price of IHD was approximately $38.6 million in cash. Effective November 1, 2004, we contributed IHD for a 74.9% share of a partnership formed with a South African black economic empowerment organization (BEE). In connection with the acquisition of IHD and the formation of the partnership, we recorded a minority interest liability of $12.7 million with an offsetting entry to goodwill. Additionally we granted a put option to the BEE providing a right to put their 25.1% share of the partnership to us in 2010. The put option was recorded at fair value and resulted in an entry to increase goodwill with an offsetting entry accrued liabilities. As of January 31, 2006, we have accrued $4.0 million representing the fair value of the put option. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers.
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
Subsequent to fiscal 2006, effective March 7, 2006, we acquired Market Transport, a privately held provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage, for approximately $197.1 million in cash. The initial purchase price is subject to certain closing, working capital and tax-related adjustments. The acquisition of Market Transport was funded by a combination of our cash reserves and the proceeds of a $150.0 million senior secured six month term credit facility. The final purchase price allocation for this acquisition has not yet been finalized.
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
Discussion of Operating Results
The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2006 and fiscal 2005 compared to the respective prior year. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, all cautionary statements contained elsewhere in this report. Readers are also urged to read carefully all cautionary statements, including, without limitation, those contained under the heading, “Risk Factors,” contained in Item 1A of the company’s Original Filing which was originally filed with the SEC on April 17, 2006 (together with any additions and changes thereto contained in our Form 10-Q for the quarters ended April 30, 2006 and July 31, 2006 and any subsequent filings of quarterly reports on Form 10-Q, including amendments). We disclaim any obligation to update information contained in any forward-looking statement. Our consolidated financial statements attached to this report, have been prepared in U.S. dollars and in accordance with U.S. GAAP. For a description of the restatement related to SLi, see the Explanatory Note and Note 19.
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
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the fiscal years ended January 31, 2006 and 2005, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands).

	Year ended January 31,
	2006			2005
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income

Europe	$693,661	$209,165	$3,148	$582,428	$176,425	$(4,938)
Americas	698,222	373,859	32,692	562,853	286,760	22,414
Asia Pacific	854,717	136,358	42,679	681,532	109,159	34,991
Africa	538,975	247,022	45,152	432,980	201,437	30,200
Corporate	—	—	(24,903)	—	—	(19,297)

Total	$2,785,575	$966,404	$98,768	$2,259,793	$773,781	$63,370

	Change to year ended January 31, 2006
	from year ended January 31, 2005
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income

Europe	$111,233	$32,740	$8,086	19%	19%	(164)%
Americas	135,369	87,099	10,278	24	30	46
Asia Pacific	173,185	27,199	7,688	25	25	22
Africa	105,995	45,585	14,952	24	23	50
Corporate	—	—	(5,606)	—	—	(29)

Total	$525,782	$192,623	$35,398	23%	25%	56%

	Year ended January 31,
	2005			2004
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income

Europe	$582,428	$176,425	$(4,938)	$424,457	$129,404	$6,734
Americas	562,853	286,760	22,414	449,381	252,378	15,889
Asia Pacific	681,532	109,159	34,991	430,376	86,489	25,755
Africa	432,980	201,437	30,200	198,661	127,870	17,788
Corporate	—	—	(19,297)	—	—	(11,494)

Total	$2,259,793	$773,781	$63,370	$1,502,875	$596,141	$41,204

	Change to year ended January 31, 2005
	from year ended January 31, 2004
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income

Europe	$157,971	$47,021	$1,796	37%	36%	27%
Americas	113,472	34,382	6,525	25	14	41
Asia Pacific	251,156	22,670	9,236	58	26	36
Africa	234,319	73,567	12,412	118	58	70
Corporate	—	—	(7,803)	—	—	(68)

Total	$756,918	$177,640	$22,166	50%	30%	54%

All of our regions reported improvements in gross and net revenues as well as in operating income for fiscal 2006 when compared to fiscal 2005.

Our Europe region showed improvements in gross and net revenues for fiscal 2006 versus fiscal 2005 primarily due to organic growth in airfreight forwarding revenues, which were driven primarily by higher shipment volumes in our Spanish operations during fiscal 2006 compared to fiscal 2005 and to increases in our contract logistics gross and net revenues during fiscal 2006 compared to fiscal 2005. The impact of exchange rates on our gross and net revenues for our Europe region as compared to the U.S. dollar in fiscal 2006 when compared to fiscal 2005 was estimated to be less than 2%. The fluctuation in our Europe region’s operating income is primarily attributable to the recognition of additional staff costs related to the SLi Earn-out Arrangement Adjustment.
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
The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Year ended January 31,
	2006	2005	2004
Net revenues:
Airfreight forwarding	30%	33%	33%
Ocean freight forwarding	12	13	13
Customs brokerage	8	10	11
Contract logistics	39	33	32
Other	11	11	11

Total net revenues	100	100	100
Operating expenses:
Staff costs	57	56	57
Depreciation and amortization	2	3	2
Amortization of intangible assets	1	*	*
Other operating expenses	30	33	34

Operating income	10	8	7
Interest income	1	1	1
Interest expense	(1)	(1)	(1)
(Losses)/gains on foreign exchange	*	*	*

Pretax income	10	8	7
Provision for income taxes	4	3	2
Minority interests	*	*	*

Net income	6%	5%	5%

*	Less than one percent.
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
Staff costs increased $117.2 million, or 27%, to $547.2 million for fiscal 2006 from $430.0 million for the prior year, primarily as a result of increased resources to accommodate the increase in business activity and the addition of personnel in connection with our acquisitions of Perfect Logistics and Concentrek in fiscal 2006 and IHD and Unigistix in fiscal 2005, which we estimated were responsible for approximately 13% of the total increase. Additionally, we added several experienced people with strong customer relationships to our sales team during fiscal 2006 and we are currently still recruiting additional salespeople. These experienced new hires are included in the staff costs for fiscal 2006 from their date of hire and will add to staff costs going forward. Furthermore, we have incurred additional staff costs due to changes made in our Brazilian management team in fiscal 2006. Share-based compensation expense increased by approximately $4.8 million in fiscal 2006 compared to fiscal 2005 primarily as a result of restricted stock units issued to directors, officers and employees under our share-based compensation plans. This increase in the expense relates to retention awards issued in the later part of fiscal 2005. Share-based compensation expense of $32.5 million in fiscal 2006 and $32.3 million in fiscal 2005 relating to the SLi Share-based Compensation Arrangement is included in staff cost. We expect share-based compensation expense, excluding the impact of the SLi Share-based Compensation Arrangement, to increase to approximately $12.9 million in fiscal 2007 due to the adoption of SFAS No. 123 (revised 2004), Share-Based Payment, as follows: in the first quarter ending April 30, 2006 approximately $4.9 million, approximately $2.7 million for each of the second and third quarters and approximately $2.6 million in the last quarter of fiscal 2007. We also expect staff costs to increase in fiscal 2007 due to the increase in specialized staff required for our 4asONE key initiative, which is the migration of our operational freight forwarding systems into a single operating platform and which will eventually encompass all of our operational systems. Total staff costs expressed as a percentage of net revenues increased to 57% in fiscal 2006 from 56% in fiscal 2005.
Depreciation and amortization expense increased by $3.6 million, or 19%, to $23.1 million for fiscal 2006 over fiscal 2005 primarily due to capital spending during fiscal 2006, along with the impact of our acquisitions, and to a lesser degree, the impact of exchange rates as compared to the generally weakening U.S. dollar during fiscal 2006 as compared to fiscal 2005.
Amortization of intangible assets expenses is expected to increase in fiscal 2007. Our recent acquisition of Market Transport, in March 2006, is expected to increase amortization of intangible assets expenses by approximately $4.0 million in fiscal 2007 from fiscal 2006, based on our preliminary purchase price allocation.

Other operating expenses increased by $33.3 million, or 13%, to $292.3 million in fiscal 2006 compared to $259.0 million for fiscal 2005. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and secondarily from the additional operating costs incurred by our acquisitions which we made during fiscal 2006 as well as the IHD and Unigistix acquisitions. Approximately $9.8 million of the increase was due to the impact of our acquisitions. Included in other operating expenses for fiscal 2006 are facilities and communications costs of $103.0 million compared to $83.8 million of such costs for fiscal 2005, representing an increase of 23%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in fiscal 2006 as compared to fiscal 2005. The balance of the other operating expenses is comprised of selling, general and administrative costs. For fiscal 2006, selling, general and administrative costs increased 8% to $189.2 million compared to $175.2 million for fiscal 2005. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity, and, to a lesser degree, the impact of our acquisitions, including IHD and Unigistix. As we manage our business, we continue to focus on our other operating expense line items. In this regard, we set ourselves specific cost budgets and manage to these budgets by seeking to limit or even possibly reduce expenditures where possible in specific line items to offset both planned and unplanned increases in others. For example, the increases in fiscal 2006 in other operating expenses described above were partially offset by reducing, when compared to fiscal 2005, our provision for bad debts as a result of our bad debt experience and continued improvement in our accounts receivable management. When expressed as a percentage of net revenue, other operating expenses decreased to 30% for fiscal 2006 from 33% for fiscal 2005 due to our efforts in holding increases in operating costs to a lower rate of growth than our growth in net revenues. In our experience, our contract logistics operations typically incur a lower ratio of other operating expenses compared to net revenues than our other service lines, and if this service line increases as a percentage of our aggregate net revenues, we currently anticipate that other operating expenses expressed as a percentage of net revenues to decrease.
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
Our effective income tax rate of 37% in fiscal 2006 was lower than the effective income tax rate of 41% in the prior year. As previously discussed, we recorded $32.5 million in fiscal 2006 and $32.3 million in fiscal 2005 of compensation expense associated with the SLi Share-based Compensation Arrangement, with no associated tax benefit. As such, the company’s effective tax rate increased in fiscal 2006 primarily due to the impact of the SLi Share-based Compensation Arrangement. Additionally, our overall effective tax rate is also impacted by the geographic composition of our worldwide earnings.
Minority interests increased, causing net income to decrease, by $1.5 million, or 55%, to $4.2 million in fiscal 2006 as compared to fiscal 2005 primarily due to the minority interests in the income of our South African operations which arose in December 2004 when those operations were reorganized. We expect this trend to continue into fiscal 2007.
Net income increased by $20.2 million, or 58%, to $55.2 million in fiscal 2006 as compared to the prior year for the reasons listed above.

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
Staff costs increased $92.3 million, or 27%, to $430.0 million for fiscal 2005 from $337.7 million for the prior year. Staff costs were higher in fiscal 2005 as compared to fiscal 2004 because of increased resources to accommodate the increase in business activity, an increase in reported staff costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the U.S. dollar during the year and the addition of personnel in connection with our acquisitions of IHD and Unigistix, which we estimated accounted for approximately $13.1 million of the total increase. Share-based compensation expense of $32.8 million and $19.7 million was included in staff costs in fiscal 2005 and 2004, respectively. Of these amounts, share-based compensation expense related to the SLi Share-based Compensation Arrangement was $32.3 million in fiscal 2005 compared to $18.9 million in fiscal 2004. The arrangement is classified as a liability and accordingly, the increase in expense resulted primarily froman increase in the market price of our ordinary shares from January 31, 2004 to January 31, 2005. Total staff costs expressed as a percentage of net revenues decreased to 56% in fiscal 2005 from 57% in fiscal 2004. This decrease when expressed as a percentage of net revenues was primarily related to an increase in these costs at a slower rate of growth than the increase in net revenue. Staff costs are the largest component of operating expenses and we strive to manage these costs in relation to net revenue growth.
Depreciation and amortization expense increased by $4.6 million, or 31%, for fiscal 2005 over fiscal 2004 to $19.5 million primarily due to increases in capital spending for computer equipment and fixtures and fittings during the period, along with the impact of fiscal 2005 business acquisitions and the full year impact of fiscal 2004 business acquisitions. Depreciation and amortization expense increased slightly to 3% of net revenue in fiscal 2005 as compared to 2% in the prior year when expressed as a percentage of net revenues for the periods.

Other operating expenses increased by $57.2 million, or 28%, to $259.0 million in fiscal 2005 compared to $201.8 million for fiscal 2004. Generally these expenses increased because of the increased costs associated with the higher volumes and organic growth experienced by the company, as well as an increase in reported costs in the Europe and Africa regions in fiscal 2005 over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the U.S. dollar during the year. In addition, operating costs as a result of the acquisitions of IHD and Unigistix, accounted for approximately $10.0 million of the total increase in other operating expenses in fiscal 2005. Included in other operating expenses for fiscal 2005 are facilities and communications costs of $83.8 million compared to $67.7 million of such costs for the prior fiscal year. Facilities and communications costs increased primarily as a result of the addition of new locations in fiscal 2005 as compared to the prior fiscal year, including those acquired with IHD and Unigistix. The balance of the other operating expenses is comprised of selling, general and administrative costs. For fiscal 2005, selling, general and administrative costs were $175.2 million compared to $134.1 million for the same prior year period. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity, the increase in reported costs in the Europe and Africa regions over the prior year as a result of the stronger euro and South African rand, respectively, as compared to the U.S. dollar during the year. In addition the acquisitions of IHD and Unigistix during the year increased other operating expenses (estimated to be $6.0 million). When expressed as a percentage of net revenue, other operating expenses decreased to 33% for fiscal 2005 from 34% for fiscal 2004.
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
The effective income tax rate increased to 41% in fiscal 2005 compared to 33% in the prior year. As previously discussed, we recorded $32.3 million in fiscal 2005 and $18.0 million in fiscal 2005 of compensation expense associated with the SLi Share-based Compensation Arrangement, with no associated tax benefit. As such, the company’s effective tax rate increased in fiscal 2006 primarily due to the impact of the SLi Share-based Compensation Arrangement. Additionally, our overall effective tax rate is also impacted by the geographic composition of our worldwide earnings.
Net income increased by $8.5 million, or 32%, to $35.0 million in fiscal 2005 as compared to the prior year for the reasons listed above.
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
In fiscal 2006, we generated approximately $117.7 million in net cash from operating activities. This resulted from net income of $55.2 million plus depreciation and amortization of intangible assets totaling $28.1 million and other items totaling $41.0 million, plus an increase in trade payables and other current liabilities of $47.5 million which was offset by an increase in trade receivables and other current assets of $54.1 million. The increases in trade receivables and other current assets and trade payables and other current liabilities in fiscal 2006 were primarily due to increased levels of business in all of our geographic regions during fiscal 2006 as compared to the comparable prior year period.
During fiscal 2006, cash used for capital expenditures was approximately $17.8 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with an increase in our business operations for fiscal 2007.

During fiscal 2006, we used an aggregate of $39.8 million of cash for acquisitions and contingent earn-out payments, including $13.1 million and $9.2 million, net of cash acquired, for our acquisitions of Perfect Logistics and Concentrek, respectively. Approximately $15.1 million of cash was used for the cash portion of the earn-out payment made in connection with our acquisition of SLi and approximately $5.2 million for the first of two earn-out payments and a working capital adjustment made in connection with our acquisition of Unigistix.
Future earn-out payments may result in a significant use of cash. In the case of our acquisition of SLi, we satisfied our earn-out obligations in relation to each of the fiscal years ended January 31, 2003 through 2006 resulting in cash payments of $40.0 million and the issuance of 2,126,901 shares for total earn-out consideration of $104.0 million, which includes $41.4 million made in September of 2006, consisting of a $6.5 million cash payment and the issuance of 1.5 million shares of common stock valued at $34.9 million, which was our final earn-out payment. Future earn-out payments include three remaining contingent earn-out payments related to our acquisition of ET Logistics which will be calculated based on the future performance of the acquired operation for each of the fiscal years ending January 31, 2008. There is no contractual limit on the first earn-out payment amount for ET Logistics as it is contingent on the earnings of the acquired business. The maximum amount due to the selling shareholders of ET Logistics in the last two earn-out period, in aggregate, is 1.5 million euros (equivalent to approximately $1.9 million as of October 31, 2006). In December 2005, we made a payment of approximately $4.0 million related to the Unigistix acquisition. We are not required to pay any amounts pursuant to our one remaining contingent earn-out payment related to our acquisition of Unigistix Inc. for the twelve-month period ended October 31, 2006 as the terms for the payment under the acquisition agreement were not realized. Our acquisition of Perfect Logistics contains four earn-out payments which will be based on the acquired operation’s future earnings over each of the four twelve-month periods in the period ending May 31, 2009 and which are subject to a cumulative maximum U.S. dollar equivalent of approximately $5.6 million. In addition, we anticipate making four contingent earn-out payments, totaling at least $1.2 million and subject to a maximum of $7.5 million, related to our acquisition of Concentrek which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and four contingent earn-out payments related to our acquisition of Logica which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and which are subject to a maximum of 10.0 million euros (equivalent to approximately $12.1 million as of January 31, 2006) and offset against the initial purchase price. We anticipate that the earn-out payments would generally be funded from a combination of our current cash balances, cash generated from future operations and future debt financing.
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

Effective March 7, 2006, we entered into a new $150.0 million senior, secured term loan credit facility, which we refer to as the Bridge Facility. This credit facility matures on September 7, 2006 and contains financial and other covenants. The Bridge Facility is with a syndication of various financial institutions with LaSalle as administrative agent for the lenders. We entered into the Bridge Facility to provide short-term financing for our acquisition of Market Transport. The Bridge Facility is secured by a pledge of all the shares of Market Transport and each of its subsidiaries. Our obligations under the Bridge Facility are guaranteed by us and selected subsidiaries. At our election, amounts outstanding under the Bridge Facility bear interest at (i) the greater of LaSalle’s prime rate or the overnight federal funds rate plus 0.5%, or (ii) LIBOR plus 1.25%. To repay the Bridge Facility, we are seeking replacement alternative long-term debt financing of up to $200.0 million. In addition, we are also commencing the process of proceeding with a new $250.0 million worldwide revolving credit facility which, if completed, will replace substantially all our existing borrowing capacities.
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
Contractual Obligations
At January 31, 2006, we had the following contractual obligations (in thousands):

	Payments Due By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Bank and other long-term debt obligations (1)	$122,967	$107,517	$3,689	$4,841	$6,920
Capital lease obligations (2)	24,837	6,801	14,769	3,212	55
Operating lease obligations	216,394	60,152	79,848	47,172	29,222
Unconditional purchase obligations	5,201	5,201	—	—	—

Total	$369,399	$179,671	$98,306	$55,225	$36,197

(1)	Includes estimated interest expense based on the variable interest rates on these obligations.

(2)	Includes interest expense due to the fixed nature of interest rates on these obligations.
The amounts in the above table do not include the $150.0 million outstanding under the Bridge Facility, which we entered into in March 2006. The Bridge Facility matures on September 7, 2006.
Certain of our acquisitions include contingent consideration arrangements. Amounts due to selling shareholders under such arrangements generally are based on the operating results of the acquired entity, for a period subsequent to its acquisition. In certain instances, these agreements have contractual limits on the amounts that may be payable under the earn-out arrangement. The above table does not include contingent consideration that may be paid pursuant to any such arrangements. See discussion in this Item under the caption “Liquidity and Capital Resources.”

We believe that with our current cash position, various bank credit facilities, operating cash flows, and the replacement alternative long-term debt financing and new revolving credit facility which we currently anticipate will be available to us, we have sufficient means to meet our working capital and liquidity requirements for the foreseeable future as our operations are currently conducted.
The nature of our operations necessitates dealing in many foreign currencies and our results are subject to fluctuations due to changes in exchange rates. See Part II, item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Original Filing.”
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
Our significant accounting polices are included in Note 1, “Summary of Significant Accounting Policies,” in the consolidated financial statements included in this report; however, we believe that certain accounting policies are more critical to our financial statement preparation process than others. These include our policies on revenue recognition, income taxes, allowance for doubtful receivables, business combinations, goodwill and other intangible assets, share-based compensation, contingencies and currency translation.
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
Business Combinations
The terms of our acquisitions often include contingent consideration or earn-out arrangements based upon the performance of the acquired business, subsequent to acquisition. Accordingly, we are required to make a determination as to what portion of the contingent consideration represents a cost of the acquisition and what portion, if any, represents a compensatory arrangement, based upon the terms of the arrangement. The determination of the compensatory element, if any, requires judgment and impacts the amount of compensation expense recorded as Staff Costs.
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
Share-Based Compensation
Under certain of our share-based compensation plans and earn-out arrangements containing an element of compensation, we do not know the number of shares that an individual employee is entitled to receive at the time of grant. In these instances, the number of shares is based upon the future performance of the Company, or in case of an earn-out arrangement, the future performance of an acquired entity. As such, we make estimates of future performance that impact the amount of compensation costs recorded throughout the performance period. These judgments directly affect the amount of compensation expense that will be recognized in the consolidated financial statements prior to the end of a performance period.

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
Stock Split
On March 7, 2006, our board of directors declared a three-for-one stock split of our ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006. Share, per share, stock option and restricted stock unit data for all periods presented in this report on
Form 10-K/A, including the consolidated financial statements and related disclosures have been adjusted to give effect to the stock split.
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
ITEM 9A. Controls and Procedures
Restatement of Financial Statements
The company reviewed its accounting for an earn-out arrangement arising from its January 25, 2002 acquisition of SLi. Specifically, it reviewed the application of SFAS No. 141, Business Combinations (SFAS No. 141), and Emerging Issues Task Force (EITF) Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF No. 95-8) to the SLi transaction, including the earn-out arrangement. The company has concluded a revision to its prior accounting for the earn-out arrangement is necessary (Earn-out Arrangement Adjustment).
The company has concluded that a portion of the earn-out arrangement represents costs of the acquisition while a portion of the earn-out arrangement represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. For fiscal years through January 31, 2006 the resulting compensation arrangement is accounted for under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25 (FIN No. 28). Beginning with its 2007 fiscal year and the adoption of FASB Statement No. 123R, Share-Based Payment (SFAS No. 123R) the resulting compensation arrangement was accounted for under SFAS No. 123R through the quarter ended October 31, 2006 wherein the final contingent payment was made.
As a result of the foregoing, the company is restating herein its historical consolidated balance sheets as of January 31, 2006 and January 31, 2005; its consolidated income statements, cash flows and shareholders’ equity for the years ended January 31, 2006, 2005, and 2004; and its selected financial data as of and for the years ended January 31, 2006, 2005, 2004, 2003, and 2002.
As a result of the Earn-out Arrangement Adjustment, we reduced pretax income by $32.5 million, $32.3 million, $18.0 million and $5.8 million for the years ended January 31, 2006, 2005, 2004 and 2003, respectively.
Management has determined that the control deficiency resulting in the Earn-out Arrangement Adjustment constituted a material weakness in the company’s internal control over financial reporting.
The company’s evaluation of the additional controls required to address the abovementioned material weakness is ongoing. As we are in the process of improving and strengthening the design and implementation of controls regarding the review and analysis of complex business combinations, the company performed additional procedures with respect to prior complex business combinations in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These additional procedures included a review of the transaction documentation associated with prior acquisitions containing earn-out arrangements by personnel with adequate accounting knowledge. As a result of these additional procedures and notwithstanding management’s assessment that internal control over financial reporting was ineffective as of January 31, 2006, and the associated material weakness, the company believes that the consolidated financial statements included in this Annual Report on Form 10-K/A correctly present the financial position, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Management’s Evaluation of Disclosure Controls and Procedures
In connection with this filing, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the company re-evaluated its assessment of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act), as amended.
The company has identified a material weakness in internal control over financial reporting with respect to the design and implementation of controls regarding the review and analysis of complex business combinations. Specifically, with respect to the SLi acquisition, such analysis and related timely documentation of the company’s accounting determination was not performed by personnel with adequate knowledge of SFAS 141, Business Combinations, and EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. The deficiency resulted in material adjustments to the financial statements related to the interim and annual fiscal periods beginning with the fourth quarter of 2002 through January 31, 2006, and gave rise to the restatement of previously issued financial statements.
The company’s management, including its Chief Executive Officer and Chief Financial Officer, have now concluded that the company‘s disclosure controls and procedures were not effective as of January 31, 2006. This conclusion is different than the conclusion reached as a result of the evaluation of disclosure controls and procedures in connection with the Original Filing.
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
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
1. Financial Statements and Financial Statement Schedule
Our consolidated financial statements are attached to this report and begin on page F-1.
2. Exhibits
The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit	Description

10.21*	Agreement between UTi Spain, S.L. and the other parties named therein (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated June 9, 2005)

12.1	Statement regarding computation of ratio of earnings to fixed charges

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

Date: December 18, 2006	By:	/s/ Lawrence R. Samuels

Lawrence R. Samuels
Senior Vice President — Finance, Chief
Financial Officer and Secretary
Principal Financial Officer and
Principal Accounting Officer

UTi WORLDWIDE INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS REVISED)
Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a — 15(f) promulgated under the Exchange Act. Our system of internal control was designed to provide reasonable assurance to UTi Worldwide Inc.’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006 in connection with the original Annual Report on Form 10-K for the year then ended. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. In Management’s Report on Internal Control Over Financial Reporting included in the original Annual Report on Form 10-K for the year ended January 31, 2006, our management concluded that the Company maintained effective internal control over financial reporting as of January 31, 2006. As a result of the material weakness described above, our management has revised its earlier assessment and has now concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2006, based on the criteria in COSO.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our re-assessment using the COSO model, we believe that as of January 31, 2006, the Company did not maintain effective controls over financial reporting.
Management has determined that a control deficiency relating to the design and implementation of controls regarding the review and analysis of complex business combinations constituted a material weakness in our internal control over financial reporting. Specifically, with respect to the SLi acquisition, such analysis and related timely documentation of the company’s accounting determination was not performed by personnel with adequate knowledge of SFAS No. 141, Business Combinations, and EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. Accordingly, management has determined that the company’s internal control over financial reporting with respect to the design and implementation of controls regarding the review and analysis of complex business combinations was ineffective as of January 31, 2006. Management is in the process of improving and strengthening the design and implementation of controls regarding the review and analysis of complex business combinations, and this will be completed in the near future.
Management’s revised assessment of the effectiveness of internal control over financial reporting as of January 31, 2006, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements as stated in their report which is included in this annual report on Form 10-K/A. Deloitte & Touche LLP has issued an attestation report, set forth below, on management’s revised assessment of the Company’s internal control over financial reporting.
Roger I. MacFarlane
Chief Executive Officer
Lawrence R. Samuels
Senior Vice President — Finance, Chief Financial Officer
April 17, 2006 (December 18, 2006 as to the effects of the material weakness described above)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of UTi Worldwide Inc.
We have audited management’s assessment, included in the accompanying Managements Report on Internal Control over Financial Reporting (as revised), that UTi Worldwide Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
The Company did not maintain effective controls relating to the review and analysis of complex business combinations. Specifically, with respect to the SLi acquisition, such analysis and related timely documentation of the associated accounting determination was not performed by personnel with adequate knowledge of SFAS No. 141, Business Combinations, and EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, was not performed. The deficiency resulted in material adjustments to the financial statements related to the interim and annual fiscal periods, beginning with the fourth quarter of 2002 through January 31, 2006, and gave rise to the restatement of previously issued financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2006, of the Company and our report dated April 17, 2006 (December 18, 2006 as to the effects of the restatement discussed in Note 19) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s restatement of its financial statements for the three years ended January 31, 2006.
/s/ Deloitte & Touche LLP
Los Angeles, California
April 17, 2006 (December 18, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (As Revised))

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of UTi Worldwide Inc.
We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
As discussed in Note 19, the accompanying financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 17, 2006 (December 18, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (As Revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Los Angeles, California
April 17, 2006 (December 18, 2006 as to the effects of the restatement discussed in Note 19)

UTi WORLDWIDE INC.
CONSOLIDATED INCOME STATEMENTS
For the years ended January 31, 2006, 2005 and 2004
(in thousands, except share and per share amounts)

	Year Ended January 31,
	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 19)	See Note 19)	See Note 19)
Gross revenue	$2,785,575	$2,259,793	$1,502,875
Freight consolidation costs	1,819,171	1,486,012	906,734

Net revenue	966,404	773,781	596,141
Staff costs	547,233	430,026	337,705
Depreciation and amortization	23,052	19,453	14,806
Amortization of intangible assets	5,082	1,980	663
Other operating expenses	292,269	258,952	201,763

Operating income	98,768	63,370	41,204
Interest income	4,945	4,112	6,881
Interest expense	(8,814)	(4,586)	(5,840)
(Losses)/gains on foreign exchange	(303)	973	(542)

Pretax income	94,596	63,869	41,703
Provision for income taxes	35,185	26,140	13,649

Income before minority interests	59,411	37,729	28,054
Minority interests	(4,213)	(2,723)	(1,597)

Net income	$55,198	$35,006	$26,457

Basic earnings per share	$0.59	$0.38	$0.29
Diluted earnings per share	$0.56	$0.37	$0.28
Number of weighted average shares used for per share calculations:
Basic shares	94,146,993	92,203,080	90,874,629
Diluted shares	98,042,114	95,705,328	94,439,661
See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED BALANCE SHEETS
As of January 31, 2006 and 2005
(in thousands, except share amounts)

	January 31,
	2006	2005
	(As Restated,	(As Restated,
	See Note 19)	See Note 19)
ASSETS
Cash and cash equivalents	$246,510	$178,132
Trade receivables (net of allowance for doubtful receivables of $14,367 and $16,687 as of January 31, 2006 and 2005, respectively)	497,990	435,223
Deferred income tax assets	8,517	10,027
Other current assets	39,172	44,509

Total current assets	792,189	667,891
Property, plant and equipment, net	79,342	71,190
Goodwill	291,549	262,783
Other intangible assets, net	42,020	42,682
Investments	1,050	587
Deferred income tax assets	3,704	2,279
Other non-current assets	11,684	10,120

Total assets	$1,221,538	$1,057,532

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$95,177	$92,340
Short-term borrowings	4,441	3,165
Current portion of capital lease obligations	6,189	3,465
Trade payables and other accrued liabilities	519,011	439,645
Income taxes payable	23,498	18,533
Deferred income tax liabilities	1,694	678

Total current liabilities	650,010	557,826
Long-term borrowings	13,775	5,105
Capital lease obligations	16,068	9,820
Deferred income tax liabilities	11,181	19,607
Retirement fund obligations	5,124	1,332
Other	8,977	30,047
Minority interests	19,204	16,012
Commitments and contingencies Shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A — authorized 50,000,000; none issued	—	—
Class B — authorized 50,000,000; none issued	—	—
Common stock — authorized 500,000,000 ordinary shares of no par value; issued and outstanding 95,208,066 and 92,929,809 shares as of January 31, 2006 and 2005, respectively	368,159	329,098
Deferred compensation related to restricted share units	(8,324)	(3,193)
Retained earnings	163,993	113,467
Accumulated other comprehensive loss	(26,629)	(21,589)

Total shareholders’ equity	497,199	417,783

Total liabilities and shareholders’ equity	$1,221,538	$1,057,532

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended January 31, 2006, 2005 and 2004
(in thousands, except share data)

			Deferred
			Compensation		Accumulated
			Related to		Other
	Common Stock		Restricted	Retained	Comprehensive
	Shares	Amount	Shares Units	Earnings	Income/(Loss)	Total
Balance at January 31, 2003, as previously reported	91,653,372	$311,161	$—	$63,973	$(50,965)	$324,169
Prior period adjustments	—	—	—	(5,517)	(247)	(5,764)

Balance at January 31, 2003 (as restated — see Note 19)	91,653,372	311,161	—	58,456	(51,212)	318,405
Comprehensive income:
Net income (as restated — see Note 19)	—	—	—	26,457	—	26,457
Foreign currency translation adjustment (as restated — see Note 19)	—	—	—	—	12,794	12,794

Total comprehensive income (as restated — see Note 19)						39,251

Shares issued	73,869	694	—	—	—	694
Stock options exercised	1,011,915	4,920	—	—	—	4,920
Share-based compensation costs	50,286	798	—	—	—	798
Tax benefit related to exercise of stock options	—	836	—	—	—	836
Dividends	—	—	—	(2,889)	—	(2,889)

Balance at January 31, 2004 (as restated — see Note 19)	92,789,442	318,409	—	82,024	(38,418)	362,015
Comprehensive income:
Net income (as restated — see Note 19)	—	—	—	35,006	—	35,006
Foreign currency translation adjustment (as restated — see Note 19)	—	—	—	—	16,829	16,829

Total comprehensive income (as restated — see Note 19)						51,835

Shares issued	57,333	972	—	—	—	972
Shares cancelled	(738,987)	—	—	—	—	—
Stock options exercised	822,021	4,362	—	—	—	4,362
Share-based compensation costs	—	131	445	—	—	576
Restricted share units issued, net of Cancellation	—	3,638	(3,638)	—	—	—
Tax benefit related to exercise of stock options	—	1,586	—	—	—	1,586
Dividends	—	—	—	(3,563)	—	(3,563)

Balance at January 31, 2005 (as restated — see Note 19)	92,929,809	329,098	(3,193)	113,467	(21,589)	417,783
Comprehensive income:
Net income (as restated — see Note 19)	—	—	—	55,198	—	55,198
Minimum Pension Liability adjustment (net of tax of $938)	—	—	—	—	(2,188)	(2,188)
Foreign currency translation adjustment (as restated — see Note 19)	—	—	—	—	(2,852)	(2,852)

Total comprehensive income (as restated — see Note 19)						50,158

Shares issued	686,073	15,526	—	—	—	15,526
Shares cancelled	(32,859)	—	—	—	—	—
Stock options exercised	1,625,043	10,257	—	—	—	10,257
Share-based compensation costs	—	7	5,156	—	—	5,163
Restricted share units issued, net of cancellation	—	10,287	(10,287)	—	—	—
Tax benefit related to exercise of stock options	—	2,984	—	—	—	2,984
Dividends	—	—	—	(4,672)	—	(4,672)

Balance at January 31, 2006 (as restated — see Note 19)	95,208,066	$368,159	$(8,324)	$163,993	$(26,629)	$497,199

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31, 2006, 2005 and 2004
(in thousands)

	Year Ended January 31,
	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 19)	See Note 19)	See Note 19)
OPERATING ACTIVITIES:
Net income	$55,198	$35,006	$26,457
Adjustments to reconcile net income to net cash provided by operations:
Share-based compensation costs	37,643	32,837	19,705
Depreciation and amortization	23,052	19,453	14,806
Amortization of intangible assets	5,082	1,980	663
Deferred income taxes	(2,831)	265	847
Tax benefit relating to exercise of stock options	2,984	1,586	836
(Gain)/loss on disposal of property, plant and equipment	(1,046)	(177)	171
Other	4,210	2,481	1,395
Changes in operating assets and liabilities:
Increase in trade receivables	(59,385)	(124,733)	(7,582)
Decrease/(increase) in other current assets	5,267	(2,383)	(2,590)
Increase in trade payables	37,658	79,061	10,713
Increase/(decrease) in other current liabilities	9,827	16,560	(1,735)

Net cash provided by operating activities	117,659	61,936	63,686

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,802)	(20,870)	(18,720)
Proceeds from disposal of property, plant and equipment	3,117	2,698	889
Increase in other non-current assets	(2,230)	(888)	(1,674)
Acquisitions and contingent earn-out payments	(39,837)	(108,716)	(28,116)
Other	118	773	(587)

Net cash used in investing activities	(56,634)	(127,003)	(48,208)

FINANCING ACTIVITIES:
Increase/(decrease) in bank lines of credit	2,837	74,160	(15,278)
Increase/(decrease) in short-term borrowings	663	4,063	(7,421)
Long-term borrowings — advanced	13,814	1,946	—
Long-term borrowings — repaid	(5,626)	(316)	(146)
Repayments of capital lease obligations	(5,713)	(4,612)	(3,444)
Dividends to minority interests	(773)	(713)	(1,296)
Net proceeds from the issuance of ordinary shares	10,766	5,334	5,614
Dividends paid	(4,672)	(3,563)	(2,889)

Net cash provided by/(used in) financing activities	11,296	76,299	(24,860)

Effect of foreign exchange rate changes on cash	(3,943)	10,213	(2,056)

Net increase/(decrease) in cash and cash equivalents	68,378	21,445	(11,438)
Cash and cash equivalents at beginning of the year	178,132	156,687	168,125

Cash and cash equivalents at end of the year	$246,510	$178,132	$156,687

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended January 31, 2006, 2005 and 2004
1. Summary of Significant Accounting Policies
Restatement
The accompanying consolidated financial statements have been restated for all periods presented. The nature of the restatement and the effect on the consolidated financial statement line items are discussed in Note 19, “Restatement of Previously Issued Financial Statements” (Note 19), in the notes to the consolidated financial statements primarily relates to the share-based compensation arrangement associated with the acquisition of Grupo SLi and Union, SLi (collectively, SLi), (SLi Share-based Compensation Arrangement).
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
The Company has not provided for deferred income taxes on the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested.
Share-Based Compensation
As of January 31, 2006, the Company accounts for its share-based compensation plans, granted to employees and non-employee directors, along with the compensatory elements of share-based earn-out arrangements associated with acquisitions, using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations (APB No. 25). Compensation cost is recorded in net income only for stock options and restricted stock units that have an exercise price below the market value of the underlying common stock on the date of grant, along with the compensatory elements of share-based earn-out arrangements associated with acquisitions. As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (SFAS No. 48), the following table shows the estimated effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to all share-based compensation.

	Year ended January 31,
	2006	2005	2004
Net income as reported	$55,198	$35,006	$26,457
Add: Share-based employee compensation expense included in reported net income, net of income taxes	36,751	32,837	18,208
Less: Total share-based compensation expense determined under the fair value based method, net of income taxes	(41,697)	(37,683)	(22,850)

Pro forma net income	$50,252	$30,160	$21,815

Earnings per share, as reported:
Basic earnings per share	$0.59	$0.38	$0.29
Diluted earnings per share	0.56	0.37	0.28

Earnings per share, pro forma:
Basic earnings per share	0.53	0.33	0.24
Diluted earnings per share	0.51	0.32	0.23
The foregoing impact of compensation expense was determined under the Black-Scholes option-pricing model using the following weighted average assumptions:

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line and reducing balance methods over the estimated useful lives of the assets at the following annual rates:

Computer equipment/software	20% — 33%
Fixtures, fittings and equipment	10% — 33%
Motor vehicles	10% — 33%
Buildings	2.5% — 10%
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
Business Combinations
The Company accounts for business combinations in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (SFAS No. 141) and Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF No. 95-8). As such, the Company allocates the cost of the acquisition among the various assets acquired and liabilities assumed. Additionally, if the terms of the acquisition include contingent consideration or earn-out arrangements based upon the performance of the acquired business, subsequent to acquisition, the Company records the portion of the contingent consideration representing a compensatory arrangement, if any, as an expense in the appropriate periods.
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires all companies to record compensation cost for all share-based payments (including employee stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) at fair value. This statement is effective for annual periods beginning after June 15, 2005, which, for the Company, is its fiscal year beginning February 1, 2006. The statement allows companies to use the modified prospective transition method or the modified retrospective transition method to adopt the new standard. The Company has selected to apply the modified prospective method in the adoption of SFAS 123R. The Company has evaluated the requirements of SFAS No. 123R and has determined that the adoption of SFAS No. 123R will have a significant impact on the consolidated financial position, earnings per share and results of operations. The Company expects share-based compensation expense to increase to approximately $12,900 due to the adoption of SFAS No. 123R in the initial year.

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
On January 25, 2002, the Company completed the acquisition of SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. The Company acquired SLi for an initial cash payment of approximately $14,000. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. The Company has satisfied its obligations in relation to each of the fiscal years ended January 31, 2003 through 2005 resulting in additional cash payments of $34,000 and the issuance of 626,901 shares for total additional consideration of $49,100, which includes $30,280 made in June of 2005, consisting of a $15,140 cash payment and the issuance of 626,901 shares of common stock valued at $15,140. The final earn-out period ended on January 31, 2006 and the Company expects to finalize the final payment during the year ended January 31, 2007. A portion of the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. See Note 12, “Share-based Compensation” and Note 19.
Effective July 1, 2005, the Company acquired the business and net assets of Maertens International N.V., a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1,053 in cash. Also, effective May 1, 2005, the Company acquired the assets and ongoing contract logistics business of a small transportation management provider in New Zealand for a purchase price of approximately $536 in cash and effective December 29, 2005 and the Company acquired 100% of the outstanding shares of Logica, which provides contract logistics services, for $1,200. Additionally the Company acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., a South African company, of which it had already owned 50%, and UTi Egypt Limited, of which it had already owned 55%. Effective May 31, 2005, the Company acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., its Israeli subsidiary.

Effective October 1, 2005, the Company acquired 100% of the issued and outstanding shares of Concentrek, Inc. (Concentrek), which is a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9,574, which includes the repayment of debt of $6,886. In addition, there is a guaranteed minimum future earn-out payment of $1,200 due in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7,500, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1,200 due in March 2007. The final purchase price allocation has not yet been finalized.
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
Effective June 1, 2004, The Company acquired 100% of the issued and outstanding shares of International Healthcare Distributors (Pty.) Limited (IHD), a South African corporation. The purchase price of IHD was approximately $38,616 in cash. Effective November 1, 2004, the Company contributed IHD for a 74.9% share of a partnership formed with a South African black economic empowerment organization (BEE). In connection with the acquisition of IHD and the formation of the partnership, the Company recorded a minority interest liability of $12,719 with an offsetting entry to goodwill. Additionally we granted a put option to the BEE providing a right to put their 25.1% share of the partnership to us in 2010. The put option was recorded at fair value and resulted in an entry to increase goodwill with an offsetting entry accrued liabilities. As of January 31, 2006, the Company has accrued $4,016 representing the fair value of the put option. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers. The Company expects that the amortization of goodwill for tax purposes will not be deductible. The weighted average life of the customer contracts and relationships is 10 years as of acquisition date. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$21,341
Property, plant and equipment	2,242
Customer contracts and relationships	4,941
Trademarks	6,350
Goodwill	46,999

Total assets acquired	81,873
Liabilities assumed	(21,380)
Minority interest	(12,719)
Put liability	(5,003)
Deferred income taxes	(4,155)

Net assets acquired	$38,616

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
In addition, the Company paid approximately $13,100 in the year ended January 31, 2005 (fiscal 2005) for an earn-out payment related to our January 2001 acquisition of SLi.
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
An analysis of the net outflow of cash and cash equivalents in respect of acquisitions and contingent earn-out payments is as follows:

	Year ended January 31,
	2006	2005	2004
Cash consideration	$39,637	$123,028	$28,684
Cash at bank acquired	(1,507)	(14,312)	(568)
Bank overdrafts acquired	1,707	—	—

Net outflow of cash and cash equivalents in respect of the acquisitions and contingent earn-out payments	$39,837	$108,716	$28,116

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
Subsequent to the year ended January 31, 2006
Effective March 7, 2006, the Company acquired 100% of the issued and outstanding shares of Market Industries, Ltd. and its subsidiaries, branded under the trade name Market Transport Services (Market Transport) for approximately $197.1 million in cash. The initial purchase price is subject to certain closing, working capital and tax-related adjustments. Market Transport is a privately held provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage headquartered in Portland, Oregon. The final purchase price allocation has not yet been finalized. The weighted average life of the customer contracts and relationships is expected to be approximately 15.4 years as of the acquisition date. The Company expects that approximately $17,600 of the amortization of goodwill for tax purposes will be deductible as of the acquisition date. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$48,400
Long term assets	2,474
Property, plant and equipment	29,630
Customer contracts and relationships and other intangible assets	38,930
Goodwill	138,928

Total assets acquired	258,362
Liabilities assumed	(42,232)
Deferred income taxes	(19,030)

Net assets acquired	$197,100

3. Income Taxes
The provision for income taxes is comprised of the following:

	Federal	State	Foreign	Total
Year ended January 31, 2006:
Current	$3,495	$1,223	$34,054	$38,772
Deferred	1,042	(3)	(4,626)	(3,587)

	$4,537	$1,220	$29,428	$35,185

Year ended January 31, 2005:
Current	$2,027	$810	$21,421	$24,258
Deferred	2,085	361	(564)	1,882

	$4,112	$1,171	$20,857	$26,140

Year ended January 31, 2004:
Current	$849	$471	$10,786	$12,106
Deferred	1,205	417	(79)	1,543

	$2,054	$888	$10,707	$13,649

A reconciliation of the Company’s statutory tax rate to the effective tax rate is as follows:

	Year ended January 31,
	2006	2005	2004
Statutory income tax rate for the Company (1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	23.9	17.6	13.9
Non-deductible expenses	1.8	5.2	3.4
Earn-out Arrangement Adjustment – see Note 19	12.0	17.7	15.9
Decrease in income tax rates	—	—	(0.3)
Change in valuation allowance	0.1	1.2	(1.0)
Other	(0.6)	(0.8)	0.8

Effective income tax rate	37.2%	40.9%	32.7%

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.
The deferred income tax assets and deferred income tax liabilities resulted from temporary differences associated with the following:

	As of January 31,
	2006	2005
Gross deferred income tax assets:
Allowance for doubtful accounts	$3,338	$3,320
Provisions not currently deductible	6,634	6,005
Property, plant and equipment	608	131
Goodwill and intangible assets	818	2,309
Net operating loss carryforwards	5,527	2,688
Other	4,472	1,033

Total gross deferred income tax assets	21,397	15,486

Gross deferred income tax liabilities:
Property, plant and equipment	$(2,151)	$(2,942)
Retirement benefit obligations	(1,422)	(1,687)
Goodwill and intangible assets	(14,458)	(14,999)
Other	(771)	(706)

Total gross deferred income tax liabilities	(18,802)	(20,334)
Valuation allowance	(3,249)	(3,131)

Net deferred income tax liability	$(654)	$(7,979)

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

4. Earnings per Share
Earnings per share are calculated as follows:

	Year Ended January 31,
	2006	2005	2004
Basic earnings per share:
Net income	$55,198	$35,006	$26,457
Weighted average number of ordinary shares	94,146,993	92,203,080	90,874,629

Basic earnings per share	$0.59	$0.38	$0.29

Diluted earnings per share:
Net income	$55,198	$35,006	$26,457
Weighted average number of ordinary shares	94,146,993	92,203,080	90,874,629
Incremental shares required for diluted earnings per share related to employee stock options and restricted shares	3,895,121	3,502,248	3,565,032

Diluted weighted average number of shares	98,042,114	95,705,328	94,439,661

Diluted earnings per share	$0.56	$0.37	$0.28

Cash dividends paid per share	$0.05	$0.038	$0.032

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
5. Property, Plant and Equipment
At January 31, 2006 and 2005, property, plant and equipment at cost and accumulated depreciation were:

	January 31,
	2006	2005
Land	$3,456	$3,240
Buildings and leasehold improvements	29,801	27,426
Furniture, fixtures and equipment	118,216	101,010
Vehicles	17,418	16,523

Property, plant and equipment, gross	168,891	148,199
Accumulated depreciation and amortization	(89,549)	(77,009)

Property, plant and equipment, net	$79,342	$71,190

The components of property, plant and equipment at cost and accumulated depreciation recorded under capital leases were:

	January 31,
	2006	2005
Land	$1,355	$1,385
Buildings and leasehold improvements	8,149	6,612
Furniture, fixtures and equipment	15,302	7,651
Vehicles	7,378	4,471

Property, plant and equipment, gross	32,184	20,119
Accumulated depreciation and amortization	(7,566)	(4,493)

Property, plant and equipment, net	$24,618	$15,626

6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the years ended January 31, 2006 and 2005 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of January 31, 2004	$34,429	$36,012	$63,192	$23,477	$157,110
Contingent earn-out payments made	1,440	770	2,643	767	5,620
Acquisitions	—	49,375	—	44,837	94,212
Foreign currency translation and other adjustments	1,056	(232)	1,939	3,078	5,841

Balance as of January 31, 2005	36,925	85,925	67,774	72,159	262,783
Contingent earn-out payments made	1,147	656	2,246	653	4,702
Acquisitions	4,994	9,852	9,472	(133)	24,185
Foreign currency translation and other adjustments	(1,292)	2,764	(2,618)	1,025	(121)

Balance as of January 31, 2006	$41,774	$99,197	$76,874	$73,704	$291,549

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
The amortized intangible assets as of January 31, 2006 and 2005 relate to the estimated fair value of the customer contracts and customer relationships acquired and non-compete agreements in respect of certain acquisitions. The carrying value of intangible assets as of January 31, 2006 and 2005 are as follows:

				Weighted
	Gross	Accumulated	Net	average life
	carry value	amortization	carry value	(years)
As of January 31, 2006:
Customer contracts and relationships	$41,164	$(6,587)	$34,577	10.7
Non-compete agreements	2,124	(1,233)	891	2.5

Total	$43,288	$(7,820)	$35,468

As of January 31, 2005:
Customer contracts and relationships	$37,011	$(2,421)	$34,590	11.2
Non-compete agreements	2,162	(420)	1,742	2.5

Total	$39,173	$(2,841)	$36,332

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
7. Trade Payables and Other Accrued Liabilities
At January 31, 2006 and 2005, trade payables and other accrued liabilities were comprised of the following:

	January 31,
	2006	2005
Trade payables:
Due to agents	$3,276	$3,351
Other trade payables	365,655	327,557

Trade payables	368,931	330,908
Interest payable	235	592
Staff cost related accruals	47,819	41,265
SLi Share-based Compensation Arrangement	53,911	26,642
Other payables and accruals	48,115	40,238

Total trade payables and other accrued liabilities	$519,011	$439,645

8. Borrowings
At January 31, 2006 and 2005, borrowings were comprised of the following:

	January 31,
	2006	2005
Bank lines of credit	$95,177	$92,340
Short-term borrowings	4,441	3,165
Long-term bank borrowings	13,775	5,105

	$113,393	$100,610

The amounts due as of January 31, 2006 are repayable in the following fiscal years:

2007	$99,617
2008	1,435
2009	1,418
2010	1,744
2011	2,534
2012 and thereafter	6,645

$113,393

Borrowings are denominated primarily in U.S. dollars, Australian dollars and other currencies, as follows (presented in U.S. dollar equivalents):

	US$	AUD	Euro	TWD	Other	Total
As of January 31, 2006:
Bank lines of credit	$64,000	$15,657	$1,169	$469	$13,882	$95,177
Short-term borrowings	—	—	657	—	3,784	4,441
Long-term bank loans	—	—	729	12,304	742	13,775

As of January 31, 2005:
Bank lines of credit	$68,000	$10,841	$5,750	$—	$7,749	$92,340
Short-term borrowings	—	—	616	—	2,549	3,165
Long-term bank loans	—	—	—	—	5,105	5,105
As of January 31, 2006 and 2005, the weighted average interest rate on the Company’s outstanding debt was 7.3% and 4.7%, respectively. An analysis of interest rates by currency is as follows (presented in U.S. dollar equivalents):

	US$	AUD	Euro	TWD	Other
As of January 31, 2006:
Bank lines of credit	5.7-7.5%	9.4%	4.0-8.8%	2.8%	0.6-9.5%
Short-term borrowings	—	—	3.0%	—	0.0
Long-term bank loans	—	—	4.1-8.8%	2.8%	8.4-9.5

As of January 31, 2005:
Bank lines of credit	3.2-5.0%	9.0%	2.5-8.8%	—	0.6-16.8%
Short-term borrowings	—	—	1.7-2.3	—	0.6
Long-term bank loans	—	—	—	—	8.3-14.5
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
Supplemental Cash Flow Information

	Year ended January 31,
	2006	2005	2004
Net cash (received)/paid for:
Interest	$(4,115)	$(88)	$(950)
Income taxes	30,677	18,787	10,090
Non-cash activities:
Capital lease obligations incurred to acquire assets	14,948	6,566	2,049
Shares issued for acquisition earn-out payment	15,140	—	—
Liability incurred for acquisition earn-out payment	1,200	—	—
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
The following table shows the estimated future benefit payments for each of the next five fiscal years ended January 31 and thereafter:

2007	$1,523
2008	3,522
2009	1,834
2010	530
2011	1,670
2012 – 2016	5,607
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
The Company applies the intrinsic value-based methodology in accordance with APB No. 25 as permitted by SFAS No. 123 in accounting for all share-based compensation plans. Had compensation expense for ordinary shares and restricted stock units awarded under all share-based compensation plans been determined based on their fair value at the grant date, the Company’s net income, basic earnings per share and the diluted earnings per share would have been as reflected in Note 1, “Summary of Significant Accounting Policies.”

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
A summary of the LTIP option activity is as follows:

	2004 LTIP
		Weighted
		average
	Options	exercise
	outstanding	price
Balance at January 31, 2004	—
Options granted	1,041,240	$16.47
Options exercised	—
Options cancelled/forfeited	—

Balance at January 31, 2005	1,041,240	16.47
Options granted	1,044,765	24.31
Options exercised	(35,892)	15.50
Options cancelled/forfeited	(15,000)	22.18

Balance at January 31, 2006	2,035,113	20.47

A summary of stock options outstanding and exercisable pursuant to the LTIP as of January 31, 2006 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	outstanding	life (years)	price	exercisable	price
$15.01 – $16.64	821,808	8.4	$15.78	151,890	$15.68
$18.13 – $22.88	934,179	9.2	21.77	45,873	19.74
$25.15 – $25.58	15,000	9.6	25.37	—	—
$30.16 – $30.61	264,126	10.0	30.18	—	—
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

A summary of the 2000 Stock Option Plan option activity is as follows:

	2000 Stock Option Plan
		Weighted
		average
	Options	exercise
	outstanding	price
Balance at January 31, 2003	6,261,024	$5.23
Options granted	1,278,000	9.50
Options exercised	(957,915)	4.83
Options cancelled/forfeited	(83,202)	4.63

Balance at January 31, 2004	6,497,907	6.13
Options granted	—
Options exercised	(766,056)	5.29
Options cancelled/forfeited	(13,569)	6.70

Balance at January 31, 2005	5,718,282	6.24
Options granted	—
Options exercised	(1,559,151)	5.71
Options cancelled/forfeited	(18,960)	9.14

Balance at January 31, 2006	4,140,171	6.42

A summary of stock options outstanding and exercisable pursuant to the 2000 Stock Option Plan as of January 31, 2006 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	outstanding	life (years)	price	exercisable	price
$ 4.16 – $ 5.00	1,373,472	4.3	$4.51	1,373,472	$4.51
$ 5.33 – $ 6.18	645,174	5.2	5.57	531,174	5.53
$ 6.33 – $ 8.26	1,633,350	6.6	7.01	843,150	6.81
$10.18 – $11.24	488,175	7.5	10.97	202,875	11.00
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
A summary of activity under this plan is as follows:

	Directors Option Plan
		Weighted
		average
	Options	exercise
	outstanding	price
Balance at January 31, 2003	198,000	$5.68
Options granted	81,000	11.20
Options exercised	(54,000)	5.51
Options cancelled/forfeited	—

Balance at January 31, 2004	225,000	7.71
Options granted	—
Options exercised	(54,000)	5.72
Options cancelled/forfeited	(9,000)	9.04

Balance at January 31, 2005	162,000	8.29
Options granted	—
Options exercised	(30,000)	5.75
Options cancelled/forfeited	—

Balance at January 31, 2006	132,000	8.87

A summary of stock options outstanding and exercisable under this plan as of January 31, 2006 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	outstanding	life (years)	price	exercisable	price
$5.31 – 6.57	60,000	5.6	$5.95	60,000	$5.95
$10.28 – 11.93	72,000	7.7	11.31	48,000	11.31

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
SLi Share-based Compensation Arrangement
On January 25, 2002, the Company completed the acquisition of SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. The Company acquired SLi for an initial cash payment of approximately $14,000. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2002 through 2006 as well as the price of the Company’s common stock upon settlement.

A portion of the consideration due under the earn-out arrangement is linked, in part, to the continuing employment of certain of the selling shareholders of SLi and as such, represents a compensatory arrangement in accordance with SFAS No. 141 and EITF No. 95-8. For fiscal years through January 31, 2006 the SLi Share-based Compensation Arrangement is accounted for under APB No. 25, and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25 (FIN No. 28). The Company recorded compensation expense associated with the SLi Share-based Compensation Arrangement of $32,481, $32,261 and $18,035, in the years ended January 31, 2006, 2005 and 2004, respectively. As of January 31, 2006, The Company recorded an accrued liability of $53,910 in Trade payables and other accrued liabilities in connection with the fourth additional payment which the Company expects to settle in year ended January 31, 2007.
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
One of the Company’s Spanish subsidiaries is party to a service agreement, effective January 25, 2002, pursuant to which the Company’s subsidiary provides commercial and administrative services to a company owned by the President Client
Solutions — Europe, Middle East and North Africa (EMENA) Region and his three brothers, two of whom are current employees of the Company, all of whom were previous owners of SLi. During the years ended January 31, 2006, 2005 and 2004, approximately $1,213, $664 and $864, respectively, was billed by the Company’s Spanish subsidiary for fees pursuant to this agreement. As of January 31, 2006 and 2005, the total net amount due from the company owned by these three employees, their immediate family members and companies owned by them was $315 and $284, respectively.
The Company’s Israeli operating subsidiary is party to various agreements, effective for the year ended January 31, 2004, pursuant to which a company partially owned by the Managing Director of UTi Eliat Overseas Ltd., provides facility and vehicle leases. During the years ended January 31, 2006, 2005 and 2004, the Company’s Israeli subsidiary paid the company approximately $71, $163 and $273, respectively, under these agreements. During the year ended January 31, 2006, the Company’s Israeli operating subsidiary was also party to a service agreement pursuant to which a company owned by the Managing Director of the Company’s Israeli subsidiary provides custom clearances for our customers. During the year ended January 31, 2006, the Company’s Israeli subsidiary paid the company approximately $619 under this service agreement. As of January 31, 2006, the total net amount due to the company pursuant to these leases and service agreements was $118.
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

Certain information regarding the Company’s operations by segment is summarized as follows.

	Year ended January 31, 2006
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$693,661	$698,222	$854,717	$538,975	$—	$2,785,575

Net revenue	$209,165	$373,859	$136,358	$247,022	$—	$966,404
Staff costs	144,874	224,879	57,610	108,313	11,557	547,233
Depreciation and amortization	5,718	4,912	3,162	7,466	1,794	23,052
Amortization of intangible assets	—	4,071	306	705	—	5,082
Other operating expenses	55,425	107,305	32,601	85,386	11,552	292,269

Operating income/(loss)	$3,148	$32,692	$42,679	$45,152	$(24,903)	98,768

Interest income						4,945
Interest expense						(8,814)
Losses on foreign exchange						(303)

Pretax income						94,596
Provision for income taxes						35,185

Income before minority interests						$59,411

Capital expenditures	$7,804	$7,182	$3,531	$14,191	$42	$32,750

Segment assets at year-end	$240,266	$346,416	$247,382	$374,484	$12,488	$1,221,539

	Year ended January 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$582,428	$562,853	$681,532	$432,980	$—	$2,259,793

Net revenue	$176,425	$286,760	$109,159	$201,437	$—	$773,781
Staff costs	126,463	164,615	44,587	87,110	7,251	430,026
Depreciation and amortization	5,413	3,674	2,476	6,069	1,821	19,453
Amortization of intangible assets	—	1,477	—	503	—	1,980
Other operating expenses	49,487	94,580	27,105	77,555	10,225	258,952

Operating income/(loss)	$(4,938)	$22,414	$34,991	$30,200	$(19,297)	63,370

Interest income						4,112
Interest expense						(4,586)
Gains on foreign exchange						973

Pretax income						63,869
Provision for income taxes						26,140

Income before minority interests						$37,729

Capital expenditures	$7,615	$6,378	$3,293	$10,126	$24	$27,436

Segment assets at year-end	$209,500	$303,868	$195,243	$322,904	$26,017	$1,057,532

	Year ended January 31, 2004
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$424,457	$449,381	$430,376	$198,661	$—	$1,502,875

Net revenue	$129,404	$252,378	$86,489	$127,870	$—	$596,141
Staff costs	92,721	147,268	36,839	55,539	5,337	337,705
Depreciation and amortization	4,415	3,976	2,140	3,088	1,187	14,806
Amortization of intangible assets	—	594	—	69	—	663
Other operating expenses	39,002	84,651	21,755	51,386	4,970	201,763

Operating income/(loss)	$(6,734)	$15,889	$25,755	$17,788	$(11,494)	41,204

Interest income						6,881
Interest expense						(5,840)
Losses on foreign exchange						(542)

Pretax income						41,703
Provision for income taxes						13,649

Income before minority interests						$28,054

Capital expenditures	$5,339	$6,710	$3,238	$4,959	$522	$20,768

Segment assets at year-end	$165,093	$171,790	$159,877	$159,613	$55,706	$712,079

Intercompany transactions are priced at cost. Where two or more subsidiaries are involved in the handling of a consignment, the net revenue is shared based upon a standard formula, which is adopted across the Company.
The following table shows the gross revenue and net revenue attributable to the Company’s principal services.

	Year ended January 31,
	2006	2005	2004
Gross revenues:
Airfreight forwarding	$1,213,987	$1,017,560	$720,689
Ocean freight forwarding	826,079	672,641	360,253
Customs brokerage	80,960	77,568	67,859
Contract logistics	443,738	312,289	229,709
Other	220,811	179,735	124,365

	$2,785,575	$2,259,793	$1,502,875

Net revenues:
Airfreight forwarding	$290,993	$253,289	$198,822
Ocean freight forwarding	118,346	98,877	75,131
Customs brokerage	78,503	75,352	65,532
Contract logistics	370,714	257,141	192,969
Other	107,848	89,122	63,687

	$966,404	$773,781	$596,141

18. Selected Quarterly Financial Data (Unaudited)

(As previously reported)
For the year ended January 31,	First	Second	Third	Fourth	Total
Gross revenue:
2006	$630,193	$686,232	$740,946	$728,204	$2,785,575
2005	489,628	540,359	602,503	627,303	2,259,793

Net revenue:
2006	221,198	238,265	253,227	253,714	966,404
2005	169,989	186,503	202,019	215,270	773,781

Operating income:
2006	26,927	33,648	40,273	31,216	132,064
2005	18,685	23,530	26,743	26,493	95,451

Net income:
2006	17,769	22,343	26,054	22,258	88,424
2005	12,793	16,214	19,910	18,612	67,529

Basic earnings per share:
2006	0.19	0.24	0.28	0.23	0.94
2005 (1)	0.14	0.18	0.22	0.20	0.73

Diluted earnings per share:
2006 (2)	0.18	0.23	0.27	0.23	0.90
2005 (3)	0.13	0.17	0.21	0.19	0.71

(As restated – see Note 19)
For the year ended January 31,	First	Second	Third	Fourth	Total
Gross revenue:
2006	$630,193	$686,232	$740,946	$728,204	$2,785,575
2005	489,628	540,359	602,503	627,303	2,259,793

Net revenue:
2006	221,198	238,265	253,227	253,714	966,404
2005	169,989	186,503	202,019	215,270	773,781

Operating income:
2006	27,118	22,564	31,544	17,542	98,768
2005	12,391	15,590	15,148	20,241	63,370

Net income:
2006	17,670	10,869	16,920	9,739	55,198
2005	6,499	8,274	8,315	11,918	35,006

Basic earnings per share:
2006	0.19	0.12	0.18	0.10	0.59
2005 (1)	0.07	0.09	0.09	0.13	0.38

Diluted earnings per share:
2006	0.18	0.11	0.17	0.10	0.56
2005 (3)	0.07	0.08	0.08	0.12	0.37

(1)	The basic earnings per share amounts for the fiscal 2005 quarters do not add to the total year ended January 31, 2005 amount due to the effects of rounding.

(2)	The diluted earnings per share amounts for the fiscal 2006 quarters do not add to the total year ended January 31, 2006 amount due to the effects of rounding.

(3)	The diluted earnings per share amounts for the fiscal 2005 quarters do not add to the total year ended January 31, 2005 amount due to the effects of rounding.
19. Restatement of Previously Issued Financial Statements
The Company has reviewed its accounting for an earn-out arrangement arising from its January 25, 2002 acquisition of SLi. Specifically, the Company reviewed the application of Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (SFAS No. 141), and Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF No. 95-8) to the SLi transaction, including the earn-out arrangement. The Company has concluded a revision to its prior accounting for the earn-out arrangement is necessary (Earn-out Arrangement Adjustment).
The Company has concluded that a portion of the earn-out arrangement represents costs of the acquisition while a portion of the earn-out arrangement represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. For fiscal years through January 31, 2006 the resulting compensation arrangement is accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25 (FIN No. 28). Beginning with the Company’s 2007 fiscal year and the adoption of FASB Statement No. 123R, Share-Based Payment (SFAS No. 123R) the resulting compensation arrangement will be accounted for under SFAS No. 123R through the quarter ended October 31, 2006 wherein the final contingent payment will be made.

As a result of the foregoing, the Company has restated its historical consolidated balance sheets as of January 31, 2006 and January 31, 2005 and its consolidated income statement, cash flows and shareholders’ equity for the years ended January 31, 2006, 2005, and 2004 from the amounts previously reported.
As a result of the Earn-out Arrangement Adjustment, the Company reduced pretax income by $32,479, $32,261 and $18,035 for the years ended January 31, 2006, 2005 and 2004, respectively.
The Earn-out Arrangement Adjustment reflects the recognition of compensation expense during the periods in which services were rendered by certain of the SLi selling shareholders. In connection with the recording of compensation expense the Company recorded an offsetting entry to accrued liabilities. Upon settlement of its obligation under the arrangement, the Company records an entry to cash or common stock for cash settled and share settled payments under the arrangement, respectively, with an offsetting entry to accrued liabilities. The Earn-out Arrangement Adjustment had no impact on cash and cash equivalents but resulted in reclassification of a portion of the earn-out arrangement from cash flows used in investing activities to cash flows provided by operating activities.
In addition to the Earn-out Arrangement Adjustment discussed above, the restatement includes adjustments for the correction of errors previously identified (Other Adjustments), which were immaterial, individually and in the aggregate, to previously issued financial statements. As the Earn-out Arrangement Adjustment required restatement, the Company is also correcting these Other Adjustments and recording them in the proper periods.
The following table sets forth a reconciliation of previously reported and restated net income and retained earnings as of the dates and for the periods shown:

		Net Income		Retained
	Year ended January 31,			Earnings
				January 31,
	2006	2005	2004	2003
Previously reported	$88,424	$67,529	$44,771	$63,973
Adjustments:
Earn-out Arrangement Adjustment	(32,481)	(32,261)	(18,035)	(5,797)
Other Adjustments	(745)	(262)	(279)	280

Total adjustments	(33,226)	(32,523)	(18,314)	(5,517)

Restated	$55,198	$35,006	$26,457	$58,456

While no single item included in the Other Adjustments is material, the following adjustments, represent the largest items contained in Other Adjustments. Each of the following adjustments, net of income taxes, relate to fiscal 2006.
•	We recorded a reduction of $680 in other long term liabilities related to the decrease in fair value of a minority interest put option related to International Health Distributors (Pty) Ltd, with an offsetting entry to other operating expenses.

•	We recorded a reserve of $593 associated with a contingent tax provision in accordance with SFAS 5.

•	We recorded a reduction of $800 to depreciation expense with an offsetting entry to property, plant and equipment to reflect assets at their appropriate carrying value.

The impact on the Consolidated Income Statements, as a result of the aforementioned adjustments, is as follows.

	Year ended January 31,
	2006		2005		2004
	As previously	As	As previously	As	As previously	As
	reported	restated	reported	restated	reported	restated
Staff costs	$514,752	$547,233	$397,765	$430,026	$318,727	$337,705
Depreciation and amortization	21,952	23,052	19,453	19,453	14,806	14,806
Amortization of intangible assets	4,690	5,082	1,980	1,980	663	663
Other operating expenses	292,946	292,269	259,132	258,952	202,874	201,763
Operating income	132,064	98,768	95,451	63,370	59,071	41,204
(Losses)/gains on foreign exchange	(303)	(303)	973	973	(341)	(542)
Pretax income	127,892	94,596	95,950	63,869	59,771	41,703
Provision for income taxes	35,255	35,185	25,698	26,140	13,403	13,649
Income before minority interest	92,637	59,411	70,252	37,729	46,368	28,054

Net income	88,424	55,198	67,529	35,006	44,771	26,457

Basic earnings per share	$0.94	$0.59	$0.73	$0.38	$0.49	$0.29
Diluted earnings per share	$0.90	$0.56	$0.71	$0.37	$0.47	$0.28

The impact on the Consolidated Balance Sheets, as a result of the aforementioned adjustments, is presented below.

	January 31,
	2006		2005
	As previously	As	As previously	As
	reported	restated	reported	restated
ASSETS
Property, plant and equipment, net	$80,443	$79,342	$71,190	$71,190
Goodwill	326,959	291,549	251,093	262,783
Other intangible assets, net	42,412	42,020	42,682	42,682
Deferred income tax assets	4,027	3,704	1,104	2,279
Total assets	1,258,764	1,221,538	1,044,667	1,057,532

LIABILITIES & SHAREHOLDERS’ EQUITY
Trade payables and other accrued liabilities	465,100	519,011	413,003	439,645
Income taxes payable	22,904	23,498	18,533	18,533
Total current liabilities	595,505	650,010	531,184	557,826
Deferred income tax liabilities	11,593	11,181	19,607	19,607
Other	4,960	8,977	136	30,047

Minority interests	25,219	19,204	3,293	16,012

Shareholders’ equity:
Common stock	368,159	368,159	329,098	329,098
Deferred compensation related to restricted share units	(8,324)	(8,324)	(3,193)	(3,193)
Retained earnings	253,573	163,993	169,821	113,467
Accumulated other comprehensive loss	(26,888)	(26,629)	(21,536)	(21,589)

Total shareholders’ equity	586,520	497,199	474,190	417,783

Total liabilities and shareholders’ equity	1,258,764	1,221,538	1,044,667	1,057,532
The impact on the Consolidated Statements of Cash Flows, as a result of the aforementioned adjustments, is presented below.

	Year ended January 31,
	2006		2005		2004
	As previously	As	As previously	As	As previously	As
	reported	restated	reported	restated	reported	restated
OPERATING ACTIVITIES:
Net income	$88,424	$55,198	$67,529	$35,006	$44,771	$26,457
Share-based compensation cost	5,163	37,643	576	32,837	798	19,705
Depreciation and amortization	21,952	23,052	19,453	19,453	14,806	14,806
Amortization of intangible assets	4,690	5,082	1,980	1,980	663	663
Deferred income taxes	(3,154)	(2,831)	1,440	265	847	847
Increase/(decrease) in other current liabilities	24,227	9,827	24,586	16,560	1,030	(1,735)
Net cash provided in operating activities	130,990	117,659	71,399	61,936	65,858	63,686

	Year ended January 31,
	2006		2005		2004
	As previously	As	As previously	As	As previously	As
	reported	restated	reported	restated	reported	restated
INVESTING ACTIVITIES:
Acquisitions and contingent earn-out payments	(53,168)	(39,837)	(118,179)	(108,716)	(30,288)	(28,116)
Net cash used in investing activities	(69,965)	(56,634)	(136,466)	(127,003)	(50,380)	(48,208)

INDEX TO EXHIBITS

Exhibit	Description
10.21*	Agreement between UTi Spain, S.L. and the other parties named therein (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, dated June 9, 2005)

12.1	Statement regarding computation of ratio of earnings to fixed charges

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.