Form 10-Q
period 2006-10-31
UTi WORLDWIDE INC
filed 2006-12-18
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2006
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
Yes ☐                    No ☑
At December 11, 2006, the number of shares outstanding of the issuer’s ordinary shares was 98,319,594.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended October 31, 2006

- i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Income Statements
For the three and nine months ended October 31, 2006 and 2005
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
		(As Restated,		(As Restated,
		See Note 12)		See Note 12)
	(Unaudited)
Gross revenue	$946,321	$740,946	$2,610,094	$2,057,371
Freight consolidation costs	630,091	487,719	1,716,825	1,344,681

Net revenue	316,230	253,227	893,269	712,690
Staff costs	162,875	143,165	461,104	395,696
Depreciation and amortization	8,339	5,974	23,560	17,297
Amortization of intangible assets	2,049	1,238	6,092	3,362
Other operating expenses	97,636	71,306	276,702	215,108

Operating income	45,331	31,544	125,811	81,227
Interest income	1,880	673	5,835	3,591
Interest expense	(5,922)	(2,253)	(16,430)	(6,589)
Gains/(losses) on foreign exchange	276	246	208	(216)

Pretax income	41,565	30,210	115,424	78,013
Provision for income taxes	10,153	11,664	27,849	29,276

Income before minority interests	31,412	18,546	87,575	48,737
Minority interests	(924)	(1,626)	(3,259)	(3,278)

Net income	$30,488	$16,920	$84,316	$45,459

Basic earnings per share	$0.31	$0.18	$0.87	$0.48
Diluted earnings per share	$0.31	$0.17	$0.85	$0.46

Number of weighted average shares used for per share calculations:
Basic shares	97,300,123	94,697,145	96,368,125	93,860,538
Diluted shares	99,807,535	98,155,578	98,715,465	97,785,027
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
As of October 31, 2006 and January 31, 2006
(in thousands, except share amounts)

	October 31,	January 31,
	2006	2006
		(As Restated,
	(Unaudited)	See Note 12)
ASSETS
Cash and cash equivalents	$203,218	$246,510
Trade receivables (net of allowance for doubtful receivables of $14,100 and $14,367 as of October 31, 2006 and January 31, 2006, respectively)	695,583	497,990
Deferred income tax assets	9,569	8,517
Other current assets	47,370	39,172

Total current assets	955,740	792,189

Property, plant and equipment, net	112,096	79,342
Goodwill	417,131	291,549
Other intangible assets, net	62,538	42,020
Investments	2,951	1,050
Deferred income tax assets	9,320	3,704
Other non-current assets	20,067	11,684

Total assets	$1,579,843	$1,221,538

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$76,377	$95,177
Short-term borrowings	2,344	4,441
Current portion of capital lease obligations	10,436	6,189
Trade payables and accrued liabilities	557,593	519,011
Income taxes payable	19,631	23,498
Deferred income tax liabilities	3,070	1,694

Total current liabilities	669,451	650,010

Long-term borrowings	211,428	13,775
Capital lease obligations	21,365	16,068
Deferred income tax liabilities	27,480	11,181
Retirement fund obligations	6,081	5,124
Other long-term liabilities	14,349	8,977
Minority interests	19,038	19,204

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 98,294,481 and 95,208,066 shares issued and outstanding as of October 31, 2006 and January 31, 2006, respectively	412,787	368,159
Deferred compensation related to restricted share units	—	(8,324)
Retained earnings	242,534	163,993
Accumulated other comprehensive loss	(44,670)	(26,629)

Total shareholders’ equity	610,651	497,199

Total liabilities and shareholders’ equity	$1,579,843	$1,221,538

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the nine months ended October 31, 2006 and 2005
(in thousands)

	Nine months ended
	October 31,
	2006	2005
	(Unaudited)
		As Restated,
		(See Note 12)
OPERATING ACTIVITIES:
Net income	$84,316	$45,459
Adjustments to reconcile net income to net cash provided by operations:
Share-based compensation	(5,557)	23,581
Depreciation and amortization	23,560	17,297
Amortization of intangible assets	6,092	3,362
Deferred income taxes	(2,425)	(5,549)
Tax benefit relating to exercise of stock options	944	3,711
Excess tax benefits from share-based compensation	(743)	—
Gain on disposal of property, plant and equipment	(258)	(1,183)
Minority Interest and other	3,259	3,168
Changes in operating assets and liabilities:
Increase in trade receivables	(170,611)	(94,825)
Decrease/(increase) in other current assets	2,760	(4,428)
Increase in trade payables	56,703	5,189
Increase in accrued liabilities and other current liabilities	26,018	17,463

Net cash provided by operating activities	24,058	13,245

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,015)	(13,005)
Proceeds from disposal of property, plant and equipment	2,383	2,916
Increase in other non-current assets	(6,504)	(1,739)
Acquisitions and contingent earn-out payments	(200,749)	(32,863)
Other	(2,103)	(569)

Net cash used in investing activities	(222,988)	(45,260)

FINANCING ACTIVITIES:
(Decrease)/increase in borrowings under bank lines of credit	(22,519)	562
Decrease in short-term borrowings	(1,605)	(808)
Increase in long-term borrowings	812	13,061
Repayment of long-term borrowings	(2,777)	(814)
Net proceeds from the issuance of senior notes	198,823	—
Repayments of capital lease obligations	(6,722)	(3,749)
Decrease in minority interests	—	(461)
Net proceeds from the issuance of ordinary shares	9,961	8,910
Excess tax benefits from share-based compensation	743	—
Dividends paid	(5,775)	(4,672)

Net cash provided by financing activities	170,941	12,029

Effect of foreign exchange rate changes	(15,303)	(11,717)

Net decrease in cash and cash equivalents	(43,292)	(31,703)
Cash and cash equivalents at beginning of period	246,510	178,132

Cash and cash equivalents at end of period	$203,218	$146,429

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and nine months ended October 31, 2006 and 2005 (Unaudited)
NOTE 1. Presentation of Financial Statements
Restatement
The accompanying consolidated Balance Sheet for the fiscal year ended January 31, 2006, the consolidated income statement for the three- and nine-month periods ended October 31, 2005 and the consolidated statement of cash flows for the nine-month period ended October 31, 2005 have been restated. The nature of the restatement and the effect on the financial statement line items are discussed in Note 12, “Restatement of Previously Issued Financial Statements”, in the notes to the consolidated financial statements (Note 12).
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three- and nine-months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007 or any other future periods.
The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date, as restated, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K, as amended for the year ended January 31, 2006 filed with the United States Securities and Exchange Commission.
All dollar amounts in the notes are presented in thousands except for share and per share data.
Revenue Recognition
Gross revenue represents billings on exports to customers, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the Company acts as an agent. The Company recognizes revenue in accordance with method 2 of Emerging Issues Task Force (EITF) Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from the Company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers are recognized at the time the freight departs the terminal of origin which is when the customer is billed. This method generally results in recognition of gross revenues and freight consolidation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.
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

Acquisitions
Effective March 7, 2006, the Company acquired 100% of the issued and outstanding shares of Portland, Oregon-based Market Industries, Ltd. and its subsidiaries, branded under the trade name Market Transport Services for approximately $197,100 in cash. Market Transport Services is a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage. The allocation of the purchase price to the acquired assets and assumed liabilities has not yet been finalized. The weighted average life of the customer contracts and relationships acquired is expected to be approximately 15.4 years as of the acquisition date. The Company expects that approximately $17,600 of goodwill and intangible assets, as of the acquisition date, will be deductible for tax purposes. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$49,635
Property, plant and equipment	27,936
Customer contracts and relationships and other intangible assets	27,930
Goodwill	133,136
Other long-term assets	5,133

Total assets acquired	243,770
Liabilities assumed	(28,339)
Deferred income taxes	(18,331)

Net assets acquired	$197,100

On January 25, 2002, the Company completed the acquisition of SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. The Company acquired SLi for an initial cash payment of approximately $14,000. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. The Company has satisfied its obligations in relation to each of the fiscal years ended January 31, 2003 through 2006 resulting in additional cash payments of approximately $40,000 and the issuance of 2,126,901 shares for total consideration of approximately $104,000. The Company made the final payment under this arrangement in September of 2006. This payment was comprised of a $6,461 cash payment and the issuance of 1.5 million shares of common stock valued at $34,935. A portion of the payments under the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. See Note 10, “Share-based Compensation” (Note 10) and Note 12 to the consolidated financial statements.
The following table shows the supplemental pro forma information as though the Company’s acquisitions had occurred as of February 1, 2005.

	Three months ended October 31,			Nine months ended October 31,
			Diluted			Diluted
	Gross	Net	earnings	Gross	Net	earnings
	revenue	income	per share *	revenue	income	Per share *
2006:
As reported	$946,321	$30,488	$0.31	$2,610,094	$84,316	$0.85
Acquisitions	—	—	0.00	31,587	83	0.00

Total	$946,321	$30,488	0.31	$2,641,681	$84,399	0.85

2005:
As reported	$740,946	$16,920	$0.17	$2,057,371	$45,459	$0.46
Acquisitions	103,829	1,955	0.02	302,361	5,926	0.06

Total	$844,775	$18,875	0.19	$2,359,732	$51,385	0.52

*	Diluted pro forma earnings per share were calculated using 99,807,535 and 98,715,465 diluted ordinary shares for the three- and nine-months ended October 31, 2006, respectively, and 98,155,578 and 97,785,027 diluted ordinary shares for the three- and nine-months ended October 31, 2005, respectively.

Effective November 17, 2006, the Company acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited (collectively Span) for an initial cash payment of approximately $22,000. The initial purchase price is also subject to a standard working capital adjustment. In addition to the initial payment, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28,000, based on the future performance of Span for the twelve-month period ending January 31, 2008. Span, headquartered in Markham, near Toronto, Ontario, Canada, is a value-added provider of integrated and customized supply chain management solutions, primarily in North America. The final purchase price allocation has not yet been finalized.
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
Share-Based Compensation
During the first quarter of fiscal 2007, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), using the modified prospective transition method and therefore, has not restated results for prior periods. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 31, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 31, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123R, see Note 10.
Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.
NOTE 2. Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 indicates that the income statement presentation of taxes within the scope of the Issue on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. EITF No. 06-03 becomes effective for the Company’s fiscal year beginning February 1, 2007, although earlier adoption is permitted. The Company does not expect the adoption of EITF No. 06-03 to have a significant effect on the consolidated results of operations or financial position.
In July 2006, the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. In addition, FIN No. 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. FIN No. 48 is effective for all fiscal years beginning after December 15, 2006, and the Company’s adoption could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions with a corresponding adjustment to retained earnings in the consolidated balance sheets. The Company is currently assessing the effect, if any, of FIN No. 48 on its consolidated results of operations and financial position.
In September 2006, the FASB, issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS No. 158). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes are to be reported as a component of other comprehensive income, net of tax in Shareholders’ Equity in the Consolidated Balance Sheets. The Company’s adoption of the provision of this standard on January 31, 2007, as required, is not expected to have a significant effect on the consolidated results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. The Company’s adoption of SFAS No. 157 on February 1, 2008, as required, could result in a transition adjustment recognized as an adjustment to the opening balance of the accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company is currently assessing the effect SFAS No. 157 may have, if any, to the consolidated results of operations and financial position.
NOTE 3. Earnings per Share

	Three months ended		Nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$30,488	$16,920	$84,316	$45,459
Weighted average number of ordinary Shares	97,300,123	94,697,145	96,368,125	93,860,538

Basic earnings per share	$0.31	$0.18	$0.87	$0.48

Diluted earnings per share:
Net income	$30,488	$16,920	$84,316	$45,459
Weighted average number of ordinary Shares	97,300,123	94,697,145	96,368,125	93,860,538
Incremental shares required for diluted earnings per share related to stock options and restricted stock units	2,507,412	3,458,433	2,347,340	3,924,489

Diluted weighted average number of Shares	99,807,535	98,155,578	98,715,465	97,785,027

Diluted earnings per share	$0.31	$0.17	$0.85	$0.46

Cash dividends declared per share	$—	$—	$0.06	$0.05

There were options to purchase 328,248 and 279,478 of ordinary shares outstanding for the three- and nine-month periods ended October 31, 2006, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the ordinary shares and were therefore anti-dilutive. There were 0 and 952 such anti-dilutive options outstanding for the three- and nine-month periods ended October 31, 2005, respectively.

NOTE 4. Other Comprehensive Income

	Three months ended		Nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
Net income	$30,488	$16,920	$84,316	$45,459
Other comprehensive loss:
Foreign exchange translation adjustments	(12,892)	(906)	(18,041)	(9,768)

Comprehensive income	$17,596	$16,014	$66,275	$35,691

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
Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended October 31, 2006
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$221,488	$320,773	$261,645	$142,415	$—	$946,321

Net revenue	$66,440	$137,369	$44,055	$68,366	$—	$316,230
Staff costs	37,723	76,288	15,639	29,669	3,556	162,875
Depreciation and amortization	1,624	2,831	988	2,368	528	8,339
Amortization of intangible assets	—	1,788	111	150	—	2,049
Other operating expenses	17,349	41,935	9,990	24,937	3,425	97,636

Operating income/(loss)	$9,744	$14,527	$17,327	$11,242	$(7,509)	45,331

Interest income						1,880
Interest expense						(5,922)
Gains on foreign exchange						276

Pretax income						41,565
Provision for income taxes						10,153

Income before minority interests						$31,412

Capital expenditures	$2,396	$4,852	$1,579	$4,969	$27	$13,823

Segment assets at quarter-end	$282,163	$635,138	$272,951	$373,672	$15,919	$1,579,843

	Three months ended October 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external Customers	$171,446	$186,733	$240,721	$142,046	$—	$740,946

Net revenue	$51,403	$100,060	$37,660	$64,104	$—	$253,227
Staff costs	37,067	59,818	15,482	27,402	3,396	143,165
Depreciation and amortization	1,424	1,294	849	2,024	383	5,974
Amortization of intangible assets	—	952	114	172	—	1,238
Other operating expenses	12,924	27,689	8,636	20,339	1,718	71,306

Operating income/(loss)	$(12)	$10,307	$12,579	$14,167	$(5,497)	31,544

Interest income						673
Interest expense						(2,253)
Gains on foreign exchange						246

Pretax income						30,210
Provision for income taxes						11,664

Income before minority interests						$18,546

Capital expenditures	$1,641	$1,012	$688	$4,293	$2	$7,636

Segment assets at quarter-end	$224,866	$352,617	$239,230	$305,919	$12,977	$1,135,609

	Nine months ended October 31, 2006
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$621,444	$861,567	$699,274	$427,809	$—	$2,610,094

Net revenue	$184,711	$386,477	$118,395	$203,686	$—	$893,269
Staff costs	91,016	223,664	47,032	89,261	10,131	461,104
Depreciation and amortization	4,644	8,158	2,681	6,534	1,543	23,560
Amortization of intangible assets	—	5,256	340	496	—	6,092
Other operating expenses	51,284	112,927	28,652	73,364	10,475	276,702

Operating income/(loss)	$37,767	$36,472	$39,690	$34,031	$(22,149)	125,811

Interest income						5,835
Interest expense						(16,430)
Gains on foreign exchange						208

Pretax income						115,424
Provision for income taxes						27,849

Income before minority interests						$87,575

Capital expenditures	$7,606	$11,986	$4,353	$10,879	$42	$34,866

Segment assets at quarter-end	$282,163	$635,138	$272,951	$373,672	$15,919	$1,579,843

	Nine months ended October 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$512,641	$514,683	$629,841	$400,206	$—	$2,057,371

Net revenue	$153,311	$272,540	$100,463	$186,376	$—	$712,690
Staff costs	103,117	161,821	42,081	80,256	8,421	395,696
Depreciation and amortization	4,250	3,536	2,314	5,876	1,321	17,297
Amortization of intangible assets	—	2,643	192	527	—	3,362
Other operating expenses	40,694	78,100	24,049	65,733	6,532	215,108

Operating income/(loss)	$5,250	$26,440	$31,827	$33,984	$(16,274)	81,227

Interest income						3,591
Interest expense						(6,589)
Losses on foreign exchange						(216)

Pretax income						78,013
Provision for income taxes						29,276

Income before minority interests						$48,737

Capital expenditures	$5,892	$4,335	$2,237	$10,034	$2	$22,500

Segment assets at quarter-end	$224,866	$352,617	$239,230	$305,919	$12,977	$1,135,609

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended		Nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
Gross revenues:
Airfreight forwarding	$374,406	$322,734	$1,023,508	$901,800
Ocean freight forwarding	244,044	220,436	684,793	609,059
Customs brokerage	22,147	20,746	63,971	61,190
Contract logistics	130,749	120,531	374,735	325,289
Distribution and other	174,975	56,499	463,087	160,033

	$946,321	$740,946	$2,610,094	$2,057,371

Net revenues:
Airfreight forwarding	$87,045	$74,509	$243,419	$216,984
Ocean freight forwarding	39,815	31,068	107,625	85,940
Customs brokerage	21,509	20,163	62,304	59,165
Contract logistics	109,314	101,037	317,690	272,659
Distribution and other	58,547	26,450	162,231	77,942

	$316,230	$253,227	$893,269	$712,690

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 31, 2006 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of February 1, 2006	$41,774	$99,197	$76,874	$73,704	$291,549
Acquisitions and contingent earn-out payments	1,432	134,781	2,289	426	138,928
Foreign currency translation and other adjustments	(1,874)	(26)	(4,350)	(7,096)	(13,346)

Balance as of October 31, 2006	$41,332	$233,952	$74,813	$67,034	$417,131

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the required annual impairment test during the quarter ended July 31, 2006. No impairment was required based on the results of the annual goodwill impairment test.
The amortizable intangible assets as of October 31, 2006 and January 31, 2006 relate primarily to the estimated fair value of the customer contracts and relationships acquired in respect of certain acquisitions. The carrying values of amortizable intangible assets as of October 31, 2006 and January 31, 2006 are as follows:

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of October 31, 2006:
Customer contracts and relationships	$66,820	$(11,497)	$55,323
Non-compete agreements	2,154	(2,072)	82
Computer software and other	1,370	(343)	1,027

Total	$70,344	$(13,912)	$56,432

As of January 31, 2006:
Customer contracts and relationships	$41,164	$(6,587)	$34,577
Non-compete agreements	2,124	(1,233)	891

Total	$43,288	(7,820)	35,468

Amortization expense totaled $2,049 and $6,092 for the three- and nine-months ended October 31, 2006, respectively, and $1,238 and $3,362 for the three- and nine-months ended October 31, 2005, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31.

2007	$7,684
2008	7,337
2009	7,221
2010	6,628
2011	6,289
In addition to the amortizable intangible assets, the Company also had $6,106 and $6,552 of intangible assets not subject to amortization as of October 31, 2006 and January 31, 2006, respectively, related to trademarks acquired primarily with International Healthcare Distributors (Pty.) Limited.

NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Nine months ended
	October 31,
	2006	2005
Net cash paid for:
Interest	$7,081	$2,952
Income taxes	31,712	19,296
Non-cash activities:
Capital lease obligations incurred to acquire assets	18,851	9,495
Value of shares issued as acquisition earn-out payment	34,935	15,017
Liability incurred for acquisition earn-out payment	—	1,200
UTi Worldwide Inc. is a holding company and so relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi Worldwide Inc.’s subsidiaries to pay dividends to the Company and UTi Worldwide Inc.’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of its bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi Worldwide Inc.’s ability to continue operations. In general, UTi Worldwide Inc.’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require the subsidiaries to pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi Worldwide Inc.’s subsidiaries could declare may be limited by exchange controls.
NOTE 8. Contingencies
From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. As of October 31, 2006, the Company was not a party to any material litigation except as described below.
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $13,060 based on exchange rates as of October 31, 2006.
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12,115, based on exchange rates as of October 31, 2006.
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
The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended		Nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
Service cost component	$270	$283	$808	$851
Plan participants’ contributions	122	152	366	458
Interest cost component	516	617	1,550	1,853
Expected return on assets	(502)	(583)	(1,506)	(1,748)
Amortization of unrecognized net loss	112	56	334	167

Net periodic pension expense	$518	$525	$1,552	$1,581

For the nine months ended October 31, 2006, approximately $685 in contributions have been made by the Company to its pension plans.
NOTE 10. Share-Based Compensation
Share-Based Compensation Plans
As of October 31, 2006, the Company had the following share-based compensation plans: the 2000 Employee Share Purchase Plan; 2004 Long Term Incentive Plan (LTIP); 2000 Stock Option Plan; 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan); and Non-Employee Directors Share Option Plan (Directors Option Plan).
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
SLi Share-based Compensation Arrangement
On January 25, 2002, the Company completed the acquisition of SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. The Company acquired SLi for an initial cash payment of approximately $14,000. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments payable in ordinary shares at a deemed price of $5.27, based upon the performance of SLi in each of the fiscal years in the period from 2002 through 2006 as well as the price of the Company’s common stock upon settlement.
A portion of the consideration due under the earn-out arrangement is linked, in part, to the continuing employment of certain of the selling shareholders of SLi and as such, represents a compensatory arrangement in accordance with SFAS No. 141, Business Combinations (SFAS No. 141) and EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF No. 95-8) (SLi Share-based Compensation Arrangement).
Adoption of SFAS No. 123R
Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore has not restated results for prior periods. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 31, 2006, as well as all share-based payments granted prior to, but not yet vested, as of January 31, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, the Company accounted for its Share-Based Compensation Plans and the SLi Share-based Compensation Arrangement under APB No. 25 and the disclosure provisions of SFAS No. 123. In addition, the Company applied the provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25 (FIN No. 28) with respect to the SLi Share-based Compensation Arrangement.
The Company recognizes compensation expense for share-based awards associated with its Share-Based Compensation Plans, which are classified as equity awards under the provisions of SFAS 123R, using the straight-line attribution method applied to the fair value of each option grant, over the requisite service period associated with each award. The requisite service period is typically consistent with the vesting period. The Company recognizes compensation expense for share-based awards associated with the SLi Share-based Compensation Arrangement, which are classified as liability awards under the provision of SFAS 123R, using the accelerated attribution method based on the award’s fair value remeasured at each reporting date until the date of settlement. The requisite service period extends from the date of acquisition of SLi through the date of settlement for each of the four additional payments due under the SLi Share-based Compensation Arrangement.
Fair value associated with stock options is determined using the Black-Scholes Model (BSM). The fair value of restricted stock awards is an amount equal to the market price of the Company’s common stock on the grant date of the award. As SFAS No. 123R requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation expense has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of historical option forfeitures.
The determination of the fair value of option awards on the date of grant using the BSM is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free rate of return and expected dividends.
Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of share-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised share-based awards in excess of the deferred tax asset attributable to share-based compensation costs for such options. As a result of adopting SFAS No. 123R, $743 of excess tax benefits for the nine months ended October 31, 2006 have been classified as a financing cash inflow. Cash received from option exercises and employee stock purchase plan purchases for the nine-month periods ended October 31, 2006 and 2005, was $9,961 and $8,910, respectively.
The adoption of SFAS No. 123R resulted in incremental share-based compensation expense of $1,110 and $5,638, in the three- and nine-month periods ended October 31, 2006, respectively. For the three-month period ended October 31, 2006, the incremental share-based compensation expense caused income before income taxes to decrease by $1,110, net income to decrease by $959 and basic and diluted earnings per share to decrease by $0.01 per share. For the nine-month period ended October 31, 2006, the incremental share-based compensation expense caused income before income taxes to decrease by $5,638, net income to decrease by $5,069 and basic and diluted earnings per share to decrease by $0.05 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $743 related to excess tax benefits from share-based payment arrangements for the nine-month period ended October 31, 2006.
Total share-based compensation expense recognized for the three months ended October 31, 2006 was $3,110 and a credit of $5,557 for the nine months ended October 31, 2006, pre-tax. This included $1,580 and $5,580 related to stock options, $423 and $1,500 related to restricted shares and $1,100 and a credit of $12,637 related to the SLi Share-based Compensation Arrangement for the three- and nine-months ended October 31, 2006, respectively. The total tax impact recognized in the income statement for share-based compensation for the three- and nine-month periods ended October 31, 2006 was a benefit of $495 and $1,485, respectively. Total share-based compensation expense recognized for the three- and nine-month periods ended October 31, 2005 was $10,274 and $23,581, pre-tax, respectively. This included $1,378 and $3,452 related to stock options and restricted shares and $8,896 and $20,129 related to the SLi Share-based Compensation Arrangement for the three- and nine-months ended October 31, 2005, respectively. The total tax impact recognized in the income statement for share-based compensation for the three- and nine-month periods ended October 31, 2005 was a benefit of $280 and $414, respectively.
As of January 31, 2006, the Company had accrued $53,914 classified in trade payables and accrued liabilities in the consolidated balance sheet associated with the final amount payable in relation to the SLi Share-based Compensation Arrangement. As of October 31, 2006, the Company had satisfied its obligation in regards to the SLi Share-based Compensation Arrangement and accordingly no amounts were accrued.
Valuation Assumptions
The foregoing impact of stock option compensation costs was determined under the BSM using the following weighted average assumptions:

	Three months ended		Nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
Risk free rate of return, annual	5%	4%	5%	4%
Expected term	7.5 years	7 years	7.5 years	8 years
Expected volatility	38%	39%	38%	44%
Dividend yield	0.2%	0.2%	0.2%	0.3%
The Company’s computation of expected volatility for the three- and nine-month periods ended October 31, 2006 and 2005 is partly based on historical volatility of our stock. The Company’s computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk free rate of return for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
Share-Based Compensation Activity
A summary of the LTIP option activity for the nine months ended October 31, 2006 is as follows:

	2004 LTIP
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2006	2,035,113	$20.47
Options granted	78,341	27.66
Options exercised	(70,803)	16.54
Options cancelled/forfeited	(20,835)	23.16

Outstanding balance at October 31, 2006	2,021,816	20.86	8.3 years	$11,394

Exercisable balance at October 31, 2006	422,923	$17.14	7.8 years	$3,684

The aggregate intrinsic value for the LTIP is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 1,744,588 options that were in-the-money as of October 31, 2006. The weighted average grant-date fair value of options granted in the three- and nine-month periods ended October 31, 2006 was $0 and $13.75, respectively. The weighted average grant-date fair value of options granted in the three- and nine-month periods ended October 31, 2005 was $11.92 and $11.93, respectively. During the three- and nine-month periods ended October 31, 2006 the aggregate intrinsic value of options exercised under the LTIP was $202 and $783, respectively, determined as of the date of option exercise. During the three- and nine-month periods ended October 31, 2005, the aggregate intrinsic value of options exercised under the LTIP was $55 and $280, respectively, determined as of the date of option exercise.
The following table summarizes the activity under the LTIP for the nonvested restricted share units for the nine months ended October 31, 2006:

	2004 LTIP
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	share	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2006	508,020	$19.03
Units granted	161,340	28.91
Units cancelled	(3,742)	28.06

Outstanding balance at October 31, 2006	665,618	21.38	2.4 years	$17,073

A summary of the 2000 Stock Option Plan option activity for the nine months ended October 31, 2006 is as follows:

	2000 Stock Option Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2006	4,140,171	$6.42
Options exercised	(1,444,642)	5.69
Options cancelled/forfeited	(28,707)	8.26

Outstanding balance at October 31, 2006	2,666,822	6.82	5.3 years	$50,738

Exercisable balance at October 31, 2006	2,249,222	$6.48	5.0 years	$43,588

The aggregate intrinsic value for the 2000 Stock Option Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the 2,666,822 options that were in-the-money as of October 31, 2006. During the three- and nine-month periods ended October 31, 2006 the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $6,574 and $36,234, respectively, determined as of the date of option exercise. During the three- and nine-month periods ended October 31, 2005, the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $6,084 and $24,495, respectively, determined as of the date of option exercise.
The following table summarizes the activity under the 2004 Directors Incentive Plan for the nonvested restricted share units or restricted shares for the nine months ended October 31, 2006:

	2004 Directors Incentive Plan
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	shares /	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2006	12,252	$22.21
Restricted shares / units granted	13,289	26.69
Units vested	(12,741)	22.74

Outstanding balance at October 31, 2006	12,800	26.33	0.6 years	$330

During the nine-month period ended October 31, 2006 the aggregate intrinsic value of restricted shares/units vested under the 2004 Directors Incentive Plan was $335, determined as of the vesting date.
A summary of the Directors Option Plan option activity for the nine months ended October 31, 2006 is as follows:

	Directors Options Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2006	132,000	$8.87
Options exercised	(15,000)	5.75

Outstanding balance at October 31, 2006	117,000	9.27	6.2 years	$1,940

Exercisable balance at October 31, 2006	102,000	$8.88	6.1 years	$1,731

The aggregate intrinsic value for the Directors Options Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 117,000 options that were in-the-money as of October 31, 2006. During the three- and nine-month periods ended October 31, 2006, the aggregate intrinsic value of options exercised under the Directors Options Plan was $0 and $451, respectively, determined as of the date of option exercise. No options were exercised during the three- and nine-month periods ended October 31, 2005 under the Directors Options Plan.
As of October 31, 2006, there was approximately $21,838 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.
Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123R
Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation awards using the intrinsic value method as prescribed by APB No. 25 and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” Employee share-based compensation expense recognized under APB No. 25 was not reflected in the Company’s results of operations for the three- and nine-month periods ended October 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Share-based compensation was based on actual forfeitures of awards. In accordance with the modified prospective method, previously reported amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123R.
The following table details the effect on net income and earnings per share had share-based compensation expense been recorded based on the fair value method under SFAS No. 123:

	Three months	Nine months
	ended	ended
	October 31, 2005	October 31, 2005
Net income as reported	$16,920	$45,459
Add: Total stock-based compensation expense included in reported net income, net of income taxes	9,994	23,167
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(11,623)	(27,955)

Pro forma net income	$15,291	$40,671

Earnings per share, as reported:
Basic earnings per share	$0.18	$0.48
Diluted earnings per share	0.17	0.46

Earnings per share, pro forma:
Basic earnings per share	$0.16	$0.43
Diluted earnings per share	0.16	0.42
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
NOTE 12. Restatement of Previously Issued Financial Statements
The Company has reviewed its accounting for an earn-out arrangement arising from its January 25, 2002 acquisition of SLi. Specifically, the Company reviewed the application of FASB No. 141 and EITF No. 95-8 to the SLi transaction, including the earn-out arrangement. The Company has concluded that a revision to its prior accounting for the earn-out arrangement is necessary (Earn-out Arrangement Adjustment).
The Company has concluded that a portion of the earn-out arrangement represents costs of the acquisition while a portion of the earn-out arrangement represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. See discussion of SLi Share-based Compensation Arrangement in Note 10. For fiscal years through January 31, 2006 the resulting compensation arrangement is accounted for under APB No. 25, and FIN No. 28. Beginning with the Company’s 2007 fiscal year and the adoption of SFAS No. 123R the resulting compensation arrangement was accounted for under SFAS No. 123R through the quarter ended October 31, 2006 wherein the final contingent payment was made.
As a result of the foregoing, the Company has restated its historical consolidated balance sheets as of January 31, 2006 and its consolidated income statement and cash flows for the three- and nine-month periods ended October 31, 2005 from the amounts previously reported.
As a result of the Earn-out Arrangement Adjustment, the Company reduced pretax income by $8,896 and $20,129 for the three- and nine-month periods ended October 31, 2005, respectively.
The Earn-out Arrangement Adjustment reflects the recognition of compensation expense during the periods in which services were rendered by certain of the SLi selling shareholders. In connection with the recording of compensation expense the Company recorded an offsetting entry to accrued liabilities. Upon settlement of its obligation under the arrangement, the Company recorded an entry to cash or common stock for cash settled and share settled payments, respectively, with an offsetting entry to accrued liabilities. The Earn-out Arrangement Adjustment had no impact on Cash and cash equivalents but resulted in reclassification of a portion of the earn-out arrangement from Cash flows used in investing activities to Cash flows provided by operating activities.
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

The following table sets forth a reconciliation of previously reported and restated net income for the periods shown.

	Net Income
	Three months	Nine months
	ended	ended
	October 31, 2005
Previously reported	$26,054	$66,166
Adjustments:
Earn-out Arrangement Adjustment	(8,896)	(20,129)
Other Adjustments	(238)	(578)

Total adjustments	(9,134)	(20,707)

Restated	$16,920	$45,459

The accounting error giving rise to the restatements described above will not result in additional or different payments being made to the SLi selling shareholders. The Company has satisfied all payment obligations under the SLi acquisition agreement.
The impact on the Consolidated Income Statements, as a result of the aforementioned adjustments, is as follows.

	Three months ended		Nine months ended
	October 31, 2005		October 31, 2005
	As previously	As	As previously	As
	reported	restated	reported	restated
Staff costs	$134,271	$143,165	$375,568	$395,696
Other operating expenses	71,471	71,306	215,615	215,108
Operating income	40,273	31,544	100,848	81,227
Pretax income	38,939	30,210	97,634	78,013
Provision for income taxes	11,259	11,664	28,190	29,276
Income before minority interests	27,680	18,546	69,444	48,737

Net income	26,054	16,920	66,166	45,459

Basic earnings per share	$0.28	$0.18	$0.70	$0.48
Diluted earnings per share	$0.27	$0.17	$0.68	$0.46

The impact on the Consolidated Balance Sheet, as a result of the aforementioned adjustments, as of January 31, 2006 is presented below.

	As previously	As
	reported	restated
ASSETS
Property, plant and equipment, net	$80,443	$79,342
Goodwill	326,959	291,549
Other intangible assets, net	42,412	42,020
Deferred income tax assets	4,027	3,704
Total assets	1,258,764	1,221,538

LIABILITIES & SHAREHOLDERS’ EQUITY
Trade payables and accrued liabilities	465,100	519,011
Income taxes payable	22,904	23,498
Total current liabilities	595,505	650,010
Deferred income tax liabilities	11,593	11,181
Other	4,960	8,977

Minority interests	25,219	19,204

Shareholders’ equity:
Common	368,159	368,159
Deferred compensation related to restricted share units	(8,324)	(8,324)
Retained earnings	253,573	163,993
Accumulated other comprehensive loss	(26,888)	(26,629)

Total shareholders’ equity	586,520	497,199

Total liabilities and shareholders’ equity	1,258,764	1,221,538
The impact on the Consolidated Statements of Cash Flows, as a result of the aforementioned adjustments, is presented below.

	Nine months ended
	October 31, 2005
	As previously	As
	reported	restated
OPERATING ACTIVITIES:
Net income	$66,166	$45,459
Share-based compensation cost	3,453	23,581
Deferred income taxes	(5,433)	(5,549)
Increase in accrued liabilities and other current liabilities	30,099	17,463
Net cash provided in operating activities	26,576	13,245

INVESTING ACTIVITIES:
Acquisitions and contingent earn-out payments	(46,194)	(32,863)
Net cash used in investing activities	(58,591)	(45,260)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.
The company’s consolidated balance sheet for the fiscal year ended January 31, 2006 and the consolidated income statement and statement of cash flows for the three- and nine-month periods ended October 31, 2005 have been restated from amounts previously reported. The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement. The nature of the restatement and the effect on the financial statement line items are discussed in Note 12, “Restatement of Previously Issued Financial Statements”, (Note 12) to the consolidated financial statements.
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
Our growth in gross revenue and net revenue for the three- and nine-month periods ended October 31, 2006 (which we refer to as the third quarter of fiscal 2007 and the first three quarters of fiscal 2007, respectively) compared to the three- and nine-month periods ended October 31, 2005 (which we refer to as the third quarter of fiscal 2006 and the first three quarters of fiscal 2006, respectively) resulted primarily from the growth of our existing operations along with growth which we attribute to our acquisitions, partially offset by the impact of unfavorable exchange rates as compared to the U.S. dollar.
A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.
In February 2002, we initiated a five-year strategic operating plan which we named NextLeap. NextLeap is our plan to move UTi from being a global freight forwarding operator to a company that can offer our customers a comprehensive and integrated range of services across the entire supply chain. NextLeap is a process of expanding and integrating our relationship with our customers and increasing the range of services we offer and provide for our customers, and thus cannot be measured in terms of “percentage implemented.” Under NextLeap, we have undertaken various efforts to attempt to increase our customers and revenue, improve our operating margins, and train and develop our employees. As of October 31, 2006, we have completed 19 of the 20 quarters covered by NextLeap. We faced numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage customer relationships, improve margins, integrate acquisitions and improve our systems. We also faced challenges developing, training and recruiting personnel. We have begun the process of developing our next long-term strategic operating plan. There can be no assurance that we will be successful in developing or implementing our next long-term plan, or that our efforts associated with developing and implementing such a plan will result in increased revenues, improved margins or improved profitability. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to increase our revenues, improve our operating margins or improve our profitability in the future, our results of operations could be adversely affected.

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
Acquisitions
Acquisitions affect the comparison of our results between periods prior to when acquisitions are made and to the comparable periods in subsequent years, depending on the date of acquisition (e.g., acquisitions made on February 1, the first day of the first quarter of our fiscal year will only affect a comparison with the prior year’s results and will not affect a comparison to the following year’s results). The results of acquired businesses are included in our consolidated financial statements from the dates of their respective acquisitions. We consider the operating results of an acquired company during the first twelve months following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be “organic growth.”
Acquisitions that we made in the first three quarters of fiscal 2007, as well as in the period from August 1, 2005 to January 31, 2006, affect the comparison of our operating results between the third quarter of fiscal 2007 and the first three quarters of fiscal 2007 versus the comparable prior-year periods.
On January 25, 2002, we completed the acquisition of SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. We acquired SLi for an initial cash payment of approximately $14.0 million. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. We have satisfied our obligations in relation to each of the fiscal years ended January 31, 2003 through 2006 resulting in additional cash payments of approximately $40.0 million and the issuance of 2,126,901 shares for total consideration of approximately $104.0 million. We made the final payment under this agreement in September of 2006. This payment was comprised of a $6.5 million cash payment and the issuance of 1.5 million shares of common stock valued at $34.9 million. A portion of the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date, which we refer to as the SLi Share-based Compensation Arrangement. See Note 10, “Share-based Compensation” and Note 12, to the consolidated financial statements.
Effective March 7, 2006, we acquired Portland, Oregon-based Market Industries, Ltd., which we refer to as Market Transport Services, a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage, for approximately $197.1 million in cash. The allocation of the final purchase price to the acquired assets and assumed liabilities for this acquisition has not yet been finalized. The acquisition of Market Transport Services was funded by a combination of our cash reserves and the proceeds of a $150.0 million senior secured six-month term credit facility, which we refer to as the Bridge Facility. On July 13, 2006, we issued $200.0 million of senior unsecured guaranteed notes, which we refer to as the Senior Notes, and utilized $150.0 million of those proceeds to repay the above mentioned $150.0 million Bridge Facility. Additional information regarding the Bridge Facility and the Senior Notes are discussed in this item under “Credit Facilities and Senior Notes.”
Effective October 1, 2005, we acquired 100% of the issued and outstanding shares of Concentrek, Inc., which we refer to as Concentrek, a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9.6 million. In addition, there is a guaranteed minimum future earn-out payment of $1.2 million due in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7.5 million, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1.2 million due in March 2007.
Effective June 1, 2005, we acquired 100% of the issued and outstanding shares of Perfect Logistics Co., Ltd, which we refer to as Perfect Logistics, a third-party contract logistics provider and customs broker headquartered in Taiwan. The initial purchase price was approximately $13.8 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for four additional contingent earn-out payments based on the future performance of Perfect Logistics over each of twelve-month period ending May 31, 2009. The first contingent earn-out payment of $0.8 million for Perfect Logistics was paid during the third quarter of fiscal 2007. As of October 31, 2006, there are three remaining contingent earn-out payments of up to a maximum U.S. dollar equivalent of approximately $4.6 million in total.
Effective November 17, 2006, the Company acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited (collectively Span) for an initial cash payment of approximately $22.0 million. The initial purchase price is also subject to a standard working capital adjustment. In addition to the initial payment, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million, based on the future performance of Span for the twelve-month period ending January 31, 2008. Span, headquartered in Markham, near Toronto, Ontario, Canada, is a value-added provider of integrated and customized supply chain management solutions, primarily in North America. The final purchase price allocation has not yet been finalized.
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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements may include, among other things, the reaction to the accounting errors related to the acquisition of SLi on the company’s results of operations and financial condition, the effect of the company’s restatement on its compliance with the covenants in its debt agreements, the company’s discussion of its NextLeap goals and journey and the growth strategies and plans which the company is developing for the next phase of its evolution. Forward-looking statements are generally identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the company’s expectation that its gross and net revenue will increase due to contributions of Market Transport Services and Span, the anticipated impact of additional operating costs at International Healthcare Distributors (Pty.) Limited, the impact of the SLi restatement on our debt financing arrangements, integration risks associated with acquisitions, the ability to retain customers and management of acquisition targets; a challenging operating environment; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and Europe; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; the success and effects of new strategies; disruptions caused by epidemics, conflicts, wars and terrorism; and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (together with any amendments thereto or additions and changes thereto contained in our Quarterly Report on Form 10-Q for the quarters ended April 30, 2006 and July 31, 2006, as amended, this Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results of operations for the third quarter and first three quarters of fiscal 2007 compared to the third quarter and first three quarters of fiscal 2006. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2006, as amended, which are included in our annual report on Form 10-K for the year ended January 31, 2006, including any amendments thereto, on file with the SEC. Our consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
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
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services (including contract logistics services) are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the three- and nine-months ended October 31, 2006 and 2005, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands).

	Three months ended October 31,
	2006			2005
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$221,488	$66,440	$9,744	$171,446	$51,403	$(12)
Americas	320,773	137,369	14,527	186,733	100,060	10,307
Asia Pacific	261,645	44,055	17,327	240,721	37,660	12,579
Africa	142,415	68,366	11,242	142,046	64,104	14,167
Corporate	—	—	(7,509)	—	—	(5,497)

Total	$946,321	$316,230	$45,331	$740,946	$253,227	$31,544

	Change to three months ended October 31, 2006
	from three months ended October 31, 2005
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	Revenue	revenue	income
Europe	$50,042	$15,037	$9,756	29%	29%	—%
Americas	134,040	37,309	4,220	72	37	41
Asia Pacific	20,924	6,395	4,748	9	17	38
Africa	369	4,262	(2,925)	—	7	(21)
Corporate	—	—	(2,012)	—	—	(37)

Total	$205,375	$63,003	$13,787	28%	25%	44%

	Nine months ended October 31,
	2006			2005
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$621,444	$184,711	$37,767	$512,641	$153,311	$5,250
Americas	861,567	386,477	36,472	514,683	272,540	26,440
Asia Pacific	699,274	118,395	39,690	629,841	100,463	31,827
Africa	427,809	203,686	34,031	400,206	186,376	33,984
Corporate	—	—	(22,149)	—	—	(16,274)

Total	$2,610,094	$893,269	$125,811	$2,057,371	$712,690	$81,227

	Change to nine months ended October 31, 2006
	from nine months ended October 31, 2005
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$108,803	$31,400	$32,517	21%	20%	619%
Americas	346,884	113,937	10,032	67	42	38
Asia Pacific	69,433	17,932	7,863	11	18	25
Africa	27,603	17,310	47	7	9	*
Corporate	—	—	(5,875)	—	—	36

Total	$552,723	$180,579	$44,584	27%	25%	55%

All of our regions reported improvements in gross and net revenues for the third quarter and first three quarters of fiscal 2007 when compared to the corresponding prior year periods.
Our Europe region showed improvements in gross and net revenues for the third quarter and first three quarters of fiscal 2007 versus the comparable prior year periods primarily due to organic growth in air and ocean freight forwarding revenues, which were driven primarily by higher shipment volumes during the third quarter and first three quarters of fiscal 2007 compared to the comparable prior year periods of fiscal 2006 and to increases in our contract logistics gross and net revenues during the third quarter and first three quarters of fiscal 2007 compared to the corresponding prior year period. We estimate that the impact of currency exchange rates on our gross and net revenues for our Europe region, when reported in U.S. dollars, was favorable by approximately 5% in the third quarter of fiscal 2007 and by less than 1% in the first three quarters of fiscal 2007 when compared to the currency exchange rates in effect in the corresponding prior year periods. The fluctuation in our Europe region’s operating income is primarily attributable to the recognition of addition staff costs related to the SLi Earn-out Arrangement Adjustment (see Note 12).
The increases in gross and net revenues in our Americas region for the third quarter and first three quarters of fiscal 2007 as compared to the comparable prior year periods of fiscal 2006 were due primarily to the contributions to gross and net revenues from our acquisitions of Market Transport Services and Concentrek in March 2006 and October 2005, respectively. We expect our gross and net revenues in our Americas region to increase for the remainder of the year ending January 31, 2007 compared to corresponding prior year periods due to our acquisition of Market Transport Services. Additionally, we experienced increased contract logistics gross and net revenues in our Americas region due to increased business from organic growth. During the third quarter and first three quarters of fiscal 2007, our Americas’ gross and net revenues also benefited from increased ocean freight forwarding gross and net revenues when compared to the corresponding prior year period. These increases in ocean freight forwarding gross and net revenues were primarily driven by increased volumes in the region for the third quarter and first three quarters of fiscal 2007 when compared to the corresponding prior year periods as we intentionally sought to grow our ocean freight forwarding business. We also expect our contract logistics gross and net revenues in our Americas region to increase in the new fiscal year as a result of our recent acquisition of Span.
Gross and net revenues in our Asia Pacific region increased during the third quarter and first three quarters of fiscal 2007 when compared to the third quarter and first three quarters of fiscal 2006 primarily due to organic growth resulting from higher overall export shipment volumes especially out of China and Hong Kong. At the operating income line, our Asia Pacific region continued to be of our highest operating profit margin regions, calculated by dividing operating income for the region by net revenues for the region, reporting approximately 39% and 33% for the third quarter and first three quarters of fiscal 2007, respectively. The higher operating profit margin in this region resulted primarily from having a lower cost structure than our other regions.
The increases in gross and net revenues during the third quarter and first three quarters of fiscal 2007 when compared to the third quarter and first three quarters of fiscal 2006 for our Africa region resulted primarily from organic growth in our air and ocean freight forwarding due to increased levels of business. We estimate that the impact of unfavorable currency exchange rates on our gross and net revenues for our Africa region, when reported in U.S. dollars, was approximately 13% in the third quarter and 9% in first three quarters of fiscal 2007 when compared to the currency exchange rates in effect in the corresponding prior year period. Our Africa region’s operating income for the third quarter and the first three quarters of fiscal 2007 were adversely impacted by additional operating costs incurred in our International Healthcare Distributors (Pty.) Limited, which we refer to as IHD, operations. These increases, particularly in the third quarter of fiscal 2007, were as a result of IHD occupying temporary facilities to store manufacturers’ products for which revenues are only earned when these products are distributed to end users. IHD also incurred additional operating costs as they in-sourced certain distributors’ functions. These additional costs are anticipated to continue to dampen the operating results of IHD into the fourth quarter of fiscal 2007 and these additional costs are anticipated to begin to decline in the 2008 fiscal year.
Because of the integrated nature of our business, with global customers being served by more than one of our geographic regions and with at least two regions often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by geographic regions.
By service line, our total increase of $205.4 million, or 28%, in gross revenue in the third quarter of fiscal 2007 over the third quarter of fiscal 2006 was due to increases in distribution and other revenue of $118.5, airfreight forwarding of $51.7 million, ocean freight forwarding of $23.6 million, contract logistics of $10.2 million and customs brokerage of $1.4 million. For the first three quarters of fiscal 2007, our total increase in gross revenue of $552.7 million, or 27%, compared to the corresponding prior year period was due to increases in distribution and other revenue of $303.1, airfreight forwarding of $121.7 million, ocean freight forwarding of $75.7 million, contract logistics of $49.4 million and customs brokerage of $2.8 million.
We estimate that organic growth accounted for approximately $93.3 million and $274.7 million of the aggregate increases in gross revenue for the third quarter of fiscal 2007 and the first three quarters of fiscal 2007 versus the comparable prior year periods, respectively, while the balance of the growth for both periods was comprised primarily of the impact of acquisitions, partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars when compared to the currency exchange rates in effect in the corresponding prior year periods.
We believe that net revenue is a better measure than gross revenue of the importance to us of our various services since our gross revenue for our services as an indirect air and ocean carrier, truck broker and contract logistics provider, includes the carriers’ charges to us for carriage of the shipment. When we act as an indirect air and ocean carrier and truck broker, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Net revenue derived from freight forwarding generally is shared between the points of origin and destination. Our gross revenue in our other capacities includes only commissions and fees earned by us and is substantially the same as our net revenue.

The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended		Nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
Net revenues:
Airfreight forwarding	27%	29%	27%	31%
Ocean freight forwarding	13	12	12	12
Customs brokerage	7	8	7	8
Contract logistics	35	40	36	38
Distribution and other	18	11	18	11

Total net revenues	100	100	100	100

Staff costs	52	57	52	56
Depreciation and amortization	3	2	3	2
Amortization of intangible assets	1	*	1	*
Other operating expenses	31	28	31	30

Operating income	14	12	14	11
Interest income	1	*	1	1
Interest expense	(2)	(1)	(2)	(1)
Losses on foreign exchange	*	*	*	*

Pretax income	13	12	13	11
Provision for income taxes	(3)	(5)	(3)	(4)
Minority interests	*	(1)	*	*

Net income	10%	7%	9%	6%

*	Less than one percent.
Three months ended October 31, 2006 compared to three months ended October 31, 2005
Net revenue increased $63.0 million, or 25%, to $316.2 million for the third quarter of fiscal 2007 compared to $253.2 million for the third quarter of fiscal 2006. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling approximately $37.3 million, contributions of approximately $30.4 million from our acquisitions made since August 1, 2005 and later, primarily Market Transport Services and Concentrek, partially offset by the impact of generally unfavorable currency exchange rates estimated to be approximately $4.7 million when reported in U.S. dollars during the third quarter of fiscal 2007 when compared to the currency exchange rates in effect in the third quarter of fiscal 2006.
Airfreight forwarding net revenue increased $12.5 million, or 17%, to $87.0 million for the third quarter of fiscal 2007 compared to $74.5 million for the corresponding prior year period. This increase primarily resulted from organic growth in our Europe and Asia Pacific regions due to higher airfreight shipment volumes these regions, which resulted in higher airfreight forwarding net revenue during the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006.
Ocean freight forwarding net revenue increased $8.7 million, or 28%, to $39.8 million for the third quarter of fiscal 2007 compared to $31.1 million for the third quarter of fiscal 2006. This increase was due primarily to organic growth in all of our regions, which growth was particularly noticeable in the Europe region, partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in the third quarter of fiscal 2007 when compared to the currency exchange rates in effect in the third quarter of fiscal 2006. This increase was generally a result of higher ocean freight shipment volumes during the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006. We also experienced increases in ocean freight yields in all of our regions in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, which contributed to our overall increase in ocean fright forwarding net revenues.

Customs brokerage net revenue increased $1.3 million, or 7%, to $21.5 million for the third quarter of fiscal 2007 compared to $20.2 million for the corresponding prior year period. Customs brokerage net revenue increased in the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006 primarily due to organic growth in our Americas region, partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in the third quarter of fiscal 2007 when compared to the currency exchange rates in effect in the third quarter of 2006.
Contract logistics net revenue increased $8.3 million, or 8%, to $109.3 million for the third quarter of fiscal 2007 compared to $101.0 million for the third quarter of fiscal 2006. This increase resulted primarily from organic growth in the Americas region, partially offset by the decrease in the Africa region. Contract logistics net revenue in the African region was hampered by a slowdown in the IHD operations as a result of the pharmaceutical products distributed by IHD on behalf of the manufacturers being delayed as consumers awaited the outcome of price control legislation in South Africa. IHD generates revenue as a percentage of the value of these products when they are distributed from the IHD facilities. It is expected that revenues will begin to increase in the new fiscal year. We also expect our contract logistics net revenue to increase in the new fiscal year as a result of our recent acquisition of Span.
Distribution and other net revenue, which includes revenue from our other supply chain management services including transportation management and outsourced distribution services, increased $32.0 million, or 121%, to $58.5 million for the third quarter of fiscal 2007 compared to $26.5 million for the third quarter of fiscal 2006. This increase was primarily due to the impact of our acquisition of Market Transport Services in March 2006 as well as our acquisition of Concentrek in the third quarter of fiscal 2006. We expect our distribution and other net revenue for the remainder of fiscal 2007 to exceed our distribution and other net revenue in the corresponding prior year periods due to the anticipated contributions of Market Transport Services.
Staff costs increased $19.7 million, or 14%, to $162.9 million for the third quarter of fiscal 2007 from $143.2 million for the corresponding prior year period. The increase is primarily due to increased resources to accommodate the increase in business activity, particularly in our Americas region’s contract logistics service line and to the addition of personnel in connection with our acquisitions, including Market Transport Services and Concentrek, which we estimated were responsible for nearly one-half of the total increase. Staff costs in our contract logistics service line tend to be variable as we must staff to meet demand as our business activities in this service line increase. Staff costs include share-based compensation expense of $3.1 million and $10.1 million for the third quarter of fiscal 2007 and 2006, respectively. Share based compensation expense decreased by approximately $7.0 million in the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006 primarily due to a reduction in the expense associated with the SLi Share-based Compensation Arrangement, as the requisite service period under the arrangement was completed during the quarter. Total staff costs expressed as a percentage of net revenues decreased to 52% in the third quarter of fiscal 2007 from 57% in the third quarter of fiscal 2006.
Depreciation and amortization expense increased by $2.4 million, or 40%, to $8.3 million for the third quarter of fiscal 2007 over the third quarter of fiscal 2006 primarily due to the impact of our acquisitions, particularly Market Transport Services, and to a lesser degree our capital spending during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. When expressed as a percentage of net revenue, depreciation and amortization expense increased slightly to 3% of net revenue in the third quarter of fiscal 2007 compared to 2% in the comparable prior year period.
Amortization of intangible assets expense increased by $0.8 million, or 66%, to $2.0 million for the third quarter of fiscal 2007 over the third quarter of fiscal 2006 primarily due to the impact of our acquisitions, particularly Market Transport Services. This expense is expected to remain approximately at this level during the remainder of fiscal 2007, excluding the impact of any additional acquisitions which we might make during this period. When expressed as a percentage of net revenue, amortization of intangible assets expense increased slightly to 1% of net revenue in the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006.
Other operating expenses increased by $26.3 million, or 37%, to $97.6 million in the third quarter of fiscal 2007 compared to $71.3 million for the third quarter of fiscal 2006. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and from the additional operating costs incurred by our acquisitions since August 1, 2005, particularly Market Transport Services. We estimate that approximately $10.8 million of the increase was due to the impact of these acquisitions. Included in other operating expenses for the third quarter of fiscal 2007 are facilities and communications costs of $31.9 million compared to $25.7 million of such costs for the third quarter of fiscal 2006, representing an increase of 24%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 as well as certain temporary facilities in our IHD operations. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the third quarter of fiscal 2007, selling, general and administrative costs increased 44% to $65.7 million compared to $45.7 million for the third quarter of fiscal 2006. The increase in selling, general and administrative costs was primarily a result of the impact of our acquisitions, particularly Market Transport Services, and, to a lesser degree, the increased level of business activity during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. When expressed as a percentage of net revenue, other operating expenses increased to 31% for the third quarter of fiscal 2007 from 28% for the third quarter of fiscal 2006.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Both interest income and interest expense increased in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 by $1.2 million, or 179%, and $3.7 million, or 163%, respectively. Our interest expense increased primarily due to the interest expense associated with the addition of a $200.0 million Senior Notes issued on July 13, 2006. We expect that the increased borrowings will result in increased interest expense in the remaining quarter of fiscal 2007 compared to the comparable period in the prior year. Additional information regarding the Senior Notes are discussed in this item under “Credit Facilities and Senior Notes”.
Our effective income tax rate of 24% in the third quarter of fiscal 2007 was lower than the effective income tax rate of 39% in the corresponding prior year period primarily due to the SLi Share-based Compensation Arrangement discussed in Note 10. As previously discussed, we recorded $1.1 million in the third quarter of fiscal 2007 compared to $8.9 million in the third quarter of fiscal 2006 of compensation expense associated with the SLi Share-based Compensation Arrangement, with no associated tax benefit. As such, the company’s effective tax rate decreased in the third quarter fiscal 2007 primarily due to the impact of the SLi Share-based Compensation Arrangement. Additionally, our overall effective tax rate is also impacted by the geographic composition of our worldwide earnings.
Minority interests decreased by $0.7 million, or 43%, to $0.9 million for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 primarily due to the minority interests on the income of our South African operations which was lower in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.
Net income increased by $13.6 million, or 80%, to $30.5 million in the third quarter of fiscal 2007 as compared to the corresponding prior year period for the reasons listed above.
Nine months ended October 31, 2006 compared to nine months ended October 31, 2005
Net revenue increased $180.6 million, or 25%, to $893.3 million for the first three quarters of fiscal 2007 compared to $712.7 million for the first three quarters of fiscal 2006. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling $110.9 million. Acquisitions, primarily

Market Transport Services and Concentrek, accounted for approximately $83.4 million of the net revenue increase for the first three quarters of fiscal 2007 versus the first three quarters of fiscal 2006, while on a constant currency basis when we translate our first three quarters of fiscal 2007 results using currency exchange rates in effect for the first three quarters of fiscal 2006, we estimate that unfavorable exchange rates had a negative impact of approximately $13.7 million.
Airfreight forwarding net revenue increased $26.4 million, or 12%, to $243.4 million for the first three quarters of fiscal 2007 compared to $217.0 million for the first three quarters of fiscal 2006. This increase resulted primarily from organic growth in our Europe and Asia Pacific regions in the first three quarters of fiscal 2007 when compared to the first three quarters of fiscal 2006, which was partially offset by the negative impact of currency exchange rates when reported in U.S. dollars in the first three quarters of fiscal 2007 when compared to the currency exchange rates in effect in the first three quarters of fiscal 2006. Our organic growth resulted primarily from higher volumes in our Europe and Asia Pacific regions, which resulted in higher airfreight forwarding net revenue in the first three quarters of fiscal 2007 versus the first three quarters of fiscal 2006.
Ocean freight forwarding net revenue increased $21.7 million, or 25%, to $107.6 million for the first three quarters of fiscal 2007 compared to $85.9 million for the comparable prior year period. This increase was due primarily to organic growth in all of our regions which growth was partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in the first three quarters of fiscal 2007 when compared to the currency exchange rates in effect in the first three quarters of fiscal 2006. This increase was also a result of higher ocean freight shipment volumes during the first three quarters of fiscal 2007 when compared to the first three quarters of fiscal 2006. We experienced increases in ocean freight yields in most of our regions in the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006, which contributed to our overall increase in ocean fright forwarding net revenues.
Customs brokerage net revenue increased $3.1 million, or 5%, to $62.3 million for the first three quarters of fiscal 2007 compared to $59.2 million for the comparable prior year period. Customs brokerage net revenue increased in the first three quarters of fiscal 2007 when compared to the first three quarters of fiscal 2006 primarily due to organic growth in our Americas region.
Contract logistics net revenue increased $45.0 million, or 17%, to $317.7 million for the first three quarters of fiscal 2007 compared to $272.7 million for the first three quarters of fiscal year 2006. This increase resulted primarily from organic growth that totaled approximately $41.6 million, particularly in the Americas region and to a lesser degree in our Europe region. This increase was also partially due to the impact of our acquisitions that totaled $5.7 million which growth was partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in the first three quarters of fiscal 2007 when compared to the currency exchange rates in effect in the first three quarters of fiscal 2006. We also expect our contract logistics net revenue to increase in the new fiscal year as a result of our recent acquisition of Span.
Distribution and other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $84.3 million, or 108%, to $162.2 million for the first three quarters of fiscal 2007 compared to $77.9 million for the first three quarters of fiscal 2006. This increase during the first three quarters of fiscal 2007 was primarily attributable to the impact of our acquisitions that totaled approximately $77.7 million during the first three quarters of fiscal 2007, particularly of Market Transport Services in March 2006, partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in the first three quarters of fiscal 2007 when compared to the currency exchange rates in effect in the first three quarters of fiscal 2006. We expect our distribution and other net revenue for the remainder of fiscal 2007 to exceed our distribution and other net revenue in the corresponding prior year periods due to the anticipated contributions of Market Transport Services.
Staff costs increased $65.4 million, or 17%, to $461.1 million for the first three quarters of fiscal 2007 from $395.7 million for the comparable prior year period, primarily as a result of the addition of personnel in connection with increased levels of business during the first three quarters of fiscal 2007 as compared to the first three quarters of fiscal 2006, and to a lesser degree to our acquisitions made since November 1, 2005. These increases were partially offset by decreases in share-based compensation expense. In the first three quarters of fiscal 2007, $12.6 million was recorded as a credit or reduction to staff costs related to the SLi Share-based Compensation Arrangement compared to an expense of $20.1 million in the first three quarters of fiscal 2006. The arrangement is classified as a liability and accordingly, the reduction in expense from the comparable prior period primarily resulted from a decrease in the market price of our ordinary shares in the first two quarters of fiscal 2007. See Note 10 to consolidated financial statements. Total staff costs expressed as a percentage of net revenues decreased to 52% in the first three quarters of fiscal 2007 from 56% in the first three quarters of fiscal 2006.
Depreciation and amortization expense increased by $6.3 million, or 36%, to $23.6 million for the first three quarters of fiscal 2007 over the first three quarters of fiscal 2006 primarily due to the impact of our acquisitions made since November 1, 2005, as well as capital spending undertaken.
Amortization of intangible assets expense increased by $2.7 million, or 81%, to $6.1 million for the first three quarters of fiscal 2007 over the first three quarters of fiscal 2006 primarily due to the impact of our acquisitions, particularly Market Transport Services. When expressed as a percentage of net revenue, amortization of intangible assets expense increased to 1% of net revenue in the first three quarters of fiscal 2007 when compared with the comparable prior year period.
Other operating expenses increased by $61.6 million, or 29%, to $276.7 million in the first three quarters of fiscal 2007 compared to $215.1 million for the first three quarters of fiscal 2006. Of this increase, we estimate that approximately 54% was due to increased costs associated with higher volumes and organic growth. Secondarily, the increase was caused by the additional operating costs incurred by our acquisitions from their effective dates, including Market Transport Services, Perfect Logistics and Concentrek. Included in other operating expenses for the first three quarters of fiscal 2007 are facilities and communications costs of $90.9 million compared to $76.9 million of such costs for the first three quarters of fiscal 2006, representing an increase of 18%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the first three quarters of fiscal 2007 as compared to the first three quarters of fiscal 2006 and secondarily to the costs associated with the organic business growth. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first three quarters of fiscal 2007, selling, general and administrative costs increased 34% to $185.8 million compared to $138.2 million for the first three quarters of fiscal 2006. The increase in selling, general and administrative costs was primarily a result of increased costs related to our domestic courier and trucking services, insurance-type claims and other miscellaneous expenses along with the impact of acquisitions. When expressed as a percentage of net revenue, other operating expenses increased slightly to 31% for the first three quarters of fiscal 2007 from 30% when compared to the first three quarters of fiscal 2006.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Interest income and interest expense increased in the first three quarters of fiscal 2007 as compared to the first three quarters of fiscal 2006 by $2.2 million, or 62%, and $9.8 million, or 149%, respectively. Our interest expense increased primarily due to the interest expense associated with the addition of a $150.0 million Bridge Facility. In July 2006, we issued the Senior Notes and a portion of the proceeds of the Senior Notes was used to repay the Bridge Facility and we also entered into an unsecured $250.0 million global credit facility, which we refer to as the Facility Agreement. We expect that the increased borrowings will result in increased interest expense in the remaining quarter of fiscal 2007 compared to the comparable period in the prior year. Additional information regarding the Bridge Facility and the Senior Notes are discussed in this item under “Credit Facilities and Senior Notes”.
Our effective income tax rate of 24% in the first three quarters of fiscal 2007 was lower than the effective income tax rate of 38% in the corresponding prior year period primarily due to the SLi Share-based Compensation Arrangement discussed in Note 12. As previously discussed, we recorded a credit of $12.6 million in the third quarter of fiscal 2007 compared to an expense of $20.1 million in the first three quarters of fiscal 2006 of compensation expense associated with the SLi Share-based Compensation Arrangement, with no associated tax benefit. As such, the company’s effective tax rate decreased in the first three quarters of fiscal 2007 primarily due to the impact of the SLi Share-based Compensation Arrangement. Additionally, our overall effective tax rate is also impacted by the geographic composition of our worldwide earnings.

Net income increased by $38.9 million, or 85%, to $84.3 million in the first three quarters of fiscal 2007 as compared to $45.5 million in the prior year period for the reasons discussed above.
Liquidity and Capital Resources
As of October 31, 2006, our cash and cash equivalents totaled $203.2 million, representing a decrease of $43.3 million from January 31, 2006, as a result of using a net amount of $28.0 million of cash in our operating, investing and financing activities and a negative impact of $15.3 million related to the effect of foreign exchange rate changes on our cash balances.
During the first three quarters of fiscal 2007, we generated approximately $24.1 million in net cash from operating activities. This resulted from net income of $84.3 million plus depreciation and amortization of intangible assets totaling $29.7 million plus an increase in trade payables and other current liabilities of $82.7 million which was offset by an increase in trade receivables and other current assets of $167.8 million and other items totaling $4.8 million.
During the first three quarters of fiscal 2007, cash used for capital expenditures was approximately $16.0 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations for the remainder of fiscal 2007.
During the first three quarters of fiscal 2007, we used an aggregate of $200.7 million of cash for acquisitions and contingent earn-out payments, including $193.5 million, net of cash acquired, primarily for our acquisition of Market Transport Services. The acquisition was funded by a combination of our cash reserves and the proceeds from a $150.0 million Bridge Facility with LaSalle. On July 13, 2006, we issued $198.8 million of Senior Notes and utilized $150.0 million of the proceeds of the Senior Notes to repay the above mentioned $150.0 million Bridge Facility. Additional information regarding the Bridge Facility and the Senior Notes is discussed in this item under the caption “Credit Facilities and Senior Notes.”
Additionally, in the case of our acquisition of SLi, the selling shareholders agreed to accept a combination of cash and ordinary shares. The final contingent earn-out payment was made during the third quarter of fiscal 2007. The SLi selling shareholders received 1.5 million ordinary shares of the company valued at $34.9 million and $6.5 million in cash in settlement of the final earn-out payment. We funded this final cash payment with our current cash balance.
We have a number of potential earn-out payments related to certain acquisitions. There are two remaining contingent earn-out payments related to our acquisition of ET Logistics, S.L. (which we refer to as ET Logistics) that will be calculated based on the future performance of the acquired operation for each of the fiscal years ending January 31, 2008. The maximum amount due to the selling shareholders, in aggregate is 1.5 million euros (equivalent to approximately $1.9 million as of October 31, 2006). We are not required to make any payments related to the final outstanding contingent earn-out payment pursuant to our acquisition of Unigistix Inc. for the twelve-month period ended October 31, 2006 as the conditions for the payment were not realized. Our acquisition of Perfect Logistics contains three remaining earn-out payments which will be based on the acquired operation’s future earnings over each of the next three twelve-month periods in the period ending May 31, 2009 and which are subject to a cumulative maximum U.S. dollar equivalent of approximately $4.6 million. In addition, we anticipate making four contingent earn-out payments, totaling at least $1.2 million and subject to a maximum of $7.5 million, related to our acquisition of Concentrek which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and four contingent earn-out payments related to our acquisition of Logica which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and which are subject to a maximum of 10.0 million euros (equivalent to approximately $12.8 million as of October 31, 2006) and offset against the initial purchase price. In November 2006, we completed the acquisition of Span for $22.0 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million, based on the future performance of Span for the twelve-month period ending January 31, 2008. We anticipate that the earn-out payments would generally be funded from a combination of our current cash balances, cash generated from future operations and future debt financing.

Our financing activities during the first three quarters of fiscal 2007 provided $175.9 million of cash, primarily due to the net proceeds of $200.1 million from the issuance of the Senior Notes, plus $10.0 million of net proceeds from the issuance of ordinary shares resulting from the exercise of stock options previously granted to employees and directors, partially offset by repayments of capital lease obligations totaling $6.7 million. We also used approximately $5.8 million of cash in the second quarter of fiscal 2007 for the payment of a dividend on our ordinary shares, which was declared by our board of directors on March 29, 2006 and paid in May 2006.
Credit Facilities and Senior Notes
We have various credit and guarantee facilities established in countries, including a global credit facility (refer to the discussion below), where such facilities are required for our business. At October 31, 2006, these facilities totaled approximately $386.6 million. Our borrowing capacities range from $0.2 million to $250.0 million and totaled approximately $263.1 million at October 31, 2006. Our outstanding borrowings totaled $76.4 million at October 31, 2006 and we had approximately $186.7 million of available, unused borrowing capacity. Certain credit facilities have financial and other covenants, with which the company was in compliance as of October 31, 2006. At October 31, 2006, our guarantee facilities, which are a necessary part of our business, totaled approximately $123.5 million.
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
In addition to the Facility Agreement we utilize a number of other financial institutions in certain countries not covered by the Facility Agreement to provide working capital to operate in these countries. Consequently, the use of a particular credit facility is normally restricted to the country in which it originated and a particular credit facility may restrict distributions by the subsidiary operating in the country. The interest rates on these facilities vary and ranged from 0.9% to 9.4% at October 31, 2006. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that is extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements.
The Facility Agreement provides for two separate credit facilities, which we refer to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $150.0 million. None of our subsidiaries in South Africa may be a borrower under the Global Facility. The South African Facility consists of a credit facility in the amount of $100.0 million. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. All other loans will bear interest at a rate per annum equal to the Interbank Offered Rate (IBOR) or the Federal Funds rate plus a margin rate of 0.75% to 1.20%, or the USA prime rate and certain associated costs.
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
The Senior Notes and Facility Agreement require us to comply with certain financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated EBITDA and minimum interest charge coverage requirements, among others. Should we fail to comply with these covenants, all or a portion of our borrowings under the Senior Notes and Facility Agreement could become immediately payable and our credit facility could be terminated. The Senior Notes and Facility Agreement could require the Company to make an offer to prepay the principal and accrued interest of all, but not less than all, the Senior Notes held by each holder of Senior Notes, and cancel commitments and repay the outstanding amount under the Facility Agreement, if a change of control in the company occurs. At October 31, 2006, we were in compliance with all such covenants.
In 2004, we filed a prospectus as part of a registration statement on Form S-3 with the SEC, using a “shelf” registration process. Under this shelf process, we may sell from time to time any combination of the securities in one or more offerings up to an aggregate dollar amount of proceeds of $250.0 million. The securities described in the prospectus include, ordinary shares, class A preferred stock, class B preferred stock, debt securities, warrants to purchase ordinary shares, warrants to purchase class A preferred stock and warrants to purchase class B preferred stock. Each time we sell securities under the “shelf”, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential business acquisitions, including potential earn-out payments related to acquisitions.

Contractual Obligations
Other than the Bridge Facility entered into in March 2006 and subsequently repaid in July 2006, the issuance of the Senior Notes of $200.0 million and the $250.0 million Facility Agreement which replaced substantially all of our other existing working capital credit facilities, all of which are described in “Credit Facilities and Senior Notes” and the payments made under our earn-out arrangements, there have been no significant changes in our contractual obligations from January 31, 2006 to October 31, 2006.
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
Other than the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), there have been no significant changes in the company’s critical accounting policies, which is described below, during the first three quarters of fiscal 2007.
Share-Based Compensation
During the first quarter of fiscal 2007, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this method, the company recognizes compensation expense for all share-based payments granted after January 31, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 31, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, the company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123R, see Note 10, “Share-Based Compensation”, to the consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As discussed in Part II, Item 9A “Controls and Procedures” of our 2006 Form 10-K/A Report, we identified a material weakness in internal control over financial reporting with respect to the design and implementation of controls regarding the review and analysis of complex business combinations. As of the date of filing this Quarterly Report on Form 10-Q for the fiscal 2007 quarter ended October 31, 2006, that material weakness has not been remediated. We are currently in the process of improving and strengthening the design and implementation of controls regarding the review and analysis of complex business combinations, and this will be completed in the near future.
As of October 31, 2006, the end of the period covered by this report, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the company re-evaluated its assessment of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rules 13a – 15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of the existence of the material weakness in internal control over financial reporting described above, each has concluded that our disclosure controls and procedures were ineffective.
The company’s evaluation of the additional controls required to address the abovementioned material weakness is ongoing. As we are in the process of improving and strengthening the design and implementation of controls regarding the review and analysis of complex business combinations, the company performed additional procedures with respect to prior complex business combinations in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These additional procedures included a review of the transaction documentation associated with prior acquisitions containing earn-out arrangements by personnel with adequate accounting knowledge. As a result of these additional procedures and notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of October 31, 2006, and the associated material weakness, the company believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present the financial position, results of operations and cash flows for the fiscal periods covered thereby in all material respects.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. We are not aware of any material legal proceedings instituted against us during the third quarter of fiscal 2007 or of any material developments in any of the legal proceedings previously disclosed under Part I. Item 3. “Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended January 31, 2006 or our subsequent reports and filings, on file with the SEC.
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2006 or our subsequent reports and filings, on file with the SEC. The disclosures in our annual report and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, except for the updated and additional risk factors included in our Quarterly Reports on Form 10-Q for the quarters ended April 30, 2006 and July 31, 2006 and the additional risk factors below.
If we fail to adequately protect our intellectual property rights, the value of such rights may diminish and we may face disputes over intellectual property matters in the future which could be costly and our results of operations and financial condition may be materially adversely affected.
We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our intellectual property rights. These protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services. Further, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. While we previously reached a settlement for an immaterial amount with a party that was opposing our application for the name and mark “UTi” pending before the United States Patent and Trademark Office, we may face opposition or other difficulties with our efforts to register our name and trademark in other jurisdictions. In addition, as the breadth and scope of our business grows and expands, through acquisitions or otherwise, we expect that disputes and claims involving intellectual property rights to increase. Claims and disputes over intellectual property rights can be costly and require significant amounts of management time or result in the diversion of operational resources. A failure to protect our intellectual property rights could result in the loss or diminution in value of such rights.
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
The Facility Agreement and the Senior Notes contain a variety of covenants imposing operating and financial restrictions on us that may limit our operating and financial flexibility. Our failure to comply with such covenants or any other obligations under such agreements could result in an event of default under both of these agreements.

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
Our operating results have fluctuated in the past and it is likely that they will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. Changes in our pricing policies and those of our competitors and changes in the shipping patterns of our customers may adversely impact our operating results. In addition, the following factors could also cause fluctuations in our operating results:
•	personnel costs,

•	costs relating to the expansion of operations,

•	costs and revenue fluctuations due to acquisitions,

•	adoption of recent accounting pronouncements,

•	pricing and availability of cargo space on airlines, ships and trucks which we utilize to transport freight,

•	fluctuations in fuel prices and fuel surcharges,

•	pricing pressures from our competitors,

•	changes in our customers’ requirements for contract logistics and outsourcing services,

•	collectibility of outstanding customer balance on account,

•	customer discounts and credits, and

•	timing and magnitude of capital expenditures.
Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The terms of the SLi acquisition agreement provide for an earn-out arrangement which requires the earn-out payments to be in the form of ordinary shares at a deemed price of $5.27 per ordinary share. Pursuant to this arrangement, we issued 1.5 million shares of common stock to the selling shareholders of SLi on September 13, 2006, as part of our final earn-out payment. These shares were not registered under the Securities Act of 1933 in accordance with the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.
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

UTi Worldwide Inc.
Date: December 18, 2006	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer and Director

Date: December 18, 2006	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Senior Vice President – Finance, Chief Financial Officer and Secretary Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated October 25, 2005)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, dated March 3, 2006)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002