Form 10-Q/A
period 2006-04-30
UTi WORLDWIDE INC
filed 2006-12-21
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

UTi Worldwide Inc.
Report on Form 10-Q/A
For the Quarter Ended April 30, 2006

i

EXPLANATORY NOTE REGARDING RESTATEMENT
UTi Worldwide Inc. is filing this Quarterly Report on Form 10Q/A for the three months ended April 30, 2006, which we refer to as the Amendment, to amend our Quarterly Report on Form 10-Q for the quarter ended April 30, 2006, which we refer to as the Original Filing, that was filed with the U.S. Securities and Exchange Commission, which we refer to as the SEC, on June 9, 2006. The Amendment includes restated amounts and disclosures of the company’s consolidated financial statements for the three-month periods ended April 30, 2006 and 2005 and the fiscal year ended January 31, 2006.
We have reviewed our accounting for an earn-out arrangement arising from our January 25, 2002 acquisition of Grupo SLi and Union S.L., which we collectively refer to as SLi. Specifically, we reviewed the application of Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (SFAS No. 141), and Emerging Issues Task Force Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF No. 95-8) to the SLi transaction, including the earn-out arrangement. We have concluded that a revision to our prior accounting for the earn-out arrangement is necessary, which we refer to as the Earn-out Arrangement Adjustment.
We have concluded that a portion of the earn-out arrangement represents costs of the acquisition while a portion of the earn-out arrangement represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. For fiscal years through January 31, 2006 the resulting compensation arrangement is accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25 (FIN No. 28). Beginning with our 2007 fiscal year and the adoption of FASB Statement No. 123R, Share-Based Payment (SFAS No. 123R) the resulting compensation arrangement was accounted for under SFAS No. 123R.
As a result of the foregoing, we have restated our historical consolidated balance sheets as of April 30, 2006 and January 31, 2006 and our consolidated income statements and consolidated statements of cash flows for the three months ended April 30, 2006 and 2005.
The Earn-out Arrangement Adjustment generally reflects the recognition of compensation expense during the periods in which services were rendered by certain of the SLi selling shareholders. In connection with the recording of compensation expense we recorded an offsetting entry to accrued liabilities. As the arrangement is classified as a liability, decreases in the market price of our ordinary shares generally reduce the amount of compensation expense we record and the associated liability. As a result of the Earn-out Arrangement Adjustment, we reduced staff costs and increased pretax income by $2.9 million and $13,000 for the three-month periods ended April 30, 2006 and 2005, respectively.
The accounting error giving rise to the restatements described above will not result in additional or different payments being made to the sellers of SLi. As of the date of this filing, the company has satisfied all payment obligations under the SLi acquisition agreement, a copy of which was previously filed as an exhibit to the company’s Form 10-Q for the quarter ended April 30, 2005.
In addition to the Earn-out Arrangement Adjustment discussed above, the restatement includes adjustments for the correction of errors previously identified, which we refer to as Other Adjustments, which were immaterial, individually and in the aggregate, to previously issued financial statements. As the Earn-out Arrangement Adjustment required restatement, we are also correcting these Other Adjustments and recording them in the proper periods.
Management has determined that a control deficiency relating to the design and implementation of controls regarding the review and analysis of complex business combinations constituted a material weakness in our internal control over financial reporting. Specifically, with respect to the SLi acquisition, such analysis and related timely documentation of the company’s accounting determination was not performed by personnel with adequate knowledge of SFAS No. 141 and EITF No. 95-8. Accordingly, management has determined that the company’s internal control over financial reporting was ineffective as of April 30, 2006. The company performed additional procedures with respect to prior complex business combinations in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These additional procedures included a review of the transaction documentation associated with prior acquisitions containing earn-out arrangements by personnel with adequate accounting knowledge. Management is in the process of improving and strengthening the design and implementation of controls regarding the review and analysis of complex business combinations, and this will be completed in the near future. See Part I, Item 4, “Controls and Procedures” of this report for additional information.
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

Part I. Financial Information
Item 1. Financial Statements
Consolidated Income Statements
For the three months ended April 30, 2006 and 2005
(in thousands, except share and per share amounts)

	Three months ended
	April 30,
	2006	2005
	(As restated, see Note 11)
	(Unaudited)
Gross revenue	$773,700	$630,193
Freight consolidation costs	502,072	408,995

Net revenue	271,628	221,198
Staff costs	147,883	115,758
Depreciation and amortization	7,436	5,704
Amortization of intangible assets	1,851	1,142
Other operating expenses	84,476	71,476

Operating income	29,982	27,118
Interest income	1,781	1,513
Interest expense	(4,648)	(2,236)
Gains on foreign exchange	185	74

Pretax income	27,300	26,469
Provision for income taxes	7,094	7,866

Income before minority interests	20,206	18,603
Minority interests	(882)	(933)

Net income	$19,324	$17,670

Basic earnings per share	$0.20	$0.19
Diluted earnings per share	$0.20	$0.18

Number of weighted average shares used for per share calculations:
Basic shares	95,481,624	93,010,212
Diluted shares	99,027,366	97,598,289
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
As of April 30, 2006 and January 31, 2006
(in thousands, except share amounts)

	April 30,	January 31,
	2006	2006
	(As restated, see Note 11)
	(Unaudited)
ASSETS
Cash and cash equivalents	$142,069	$246,510
Trade receivables (net of allowance for doubtful receivables of $14,400 and $14,367 as of April 30, 2006 and January 31, 2006, respectively)	636,536	497,990
Deferred income tax assets	9,739	8,517
Other current assets	53,842	39,172

Total current assets	842,186	792,189

Property, plant and equipment, net	110,207	79,342
Goodwill	432,676	291,549
Other intangible assets, net	71,263	42,020
Investments	1,915	1,050
Deferred income tax assets	7,584	3,704
Other non-current assets	16,874	11,684

Total assets	$1,482,705	$1,221,538

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$254,175	$95,177
Short-term borrowings	2,624	4,441
Current portion of capital lease obligations	7,589	6,189
Trade payables and accrued liabilities	563,574	519,011
Income taxes payable	26,396	23,498
Deferred income tax liabilities	2,633	1,694

Total current liabilities	856,991	650,010

Long-term borrowings	13,252	13,775
Capital lease obligations	18,072	16,068
Deferred income tax liabilities	27,282	11,181
Retirement fund obligations	5,699	5,124
Other long-term liabilities	14,972	8,977
Minority interests	20,177	19,204

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 96,231,308 and 95,208,066 shares issued and outstanding as of April 30, 2006 and January 31, 2006, respectively	368,367	368,159
Deferred compensation related to restricted share units	—	(8,324)
Retained earnings	177,491	163,993
Accumulated other comprehensive loss	(19,598)	(26,629)

Total shareholders’ equity	526,260	497,199

Total liabilities and shareholders’ equity	$1,482,705	$1,221,538

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the three months ended April 30, 2006 and 2005
(in thousands)

	Three months ended
	April 30,
	2006	2005
	(As restated, see Note 11)
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$19,324	$17,670
Adjustments to reconcile net income to net cash used in operations:
Share-based compensation (benefit)/costs, net	(138)	1,319
Depreciation and amortization	7,436	5,704
Amortization of intangible assets	1,851	1,142
Deferred income taxes	(928)	(3,240)
Tax benefit relating to exercise of stock options	386	998
Excess tax benefits from share-based compensation	(329)	—
Gain on disposal of property, plant and equipment	(76)	(32)
Minority interest and other	1,003	928
Changes in operating assets and liabilities:
Increase in trade receivables	(92,240)	(36,863)
(Increase)/decrease in other current assets	(4,870)	4,948
Decrease in trade payables	(26,291)	(10,734)
Increase in accrued liabilities and other current liabilities	35,634	14,811

Net cash used in operating activities	(59,238)	(3,349)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,543)	(4,168)
Proceeds from disposal of property, plant and equipment	399	180
Increase in other non-current assets	(5,325)	(144)
Acquisitions and contingent earn-out payments	(197,238)	(2,907)
Other	(860)	(868)

Net cash used in investing activities	(207,567)	(7,907)

FINANCING ACTIVITIES:
Increase/(decrease) in borrowings under bank lines of credit	158,998	(11,107)
Decrease in short-term borrowings	(1,873)	(452)
Increase in long-term borrowings	211	—
Repayment of long-term borrowings	(747)	(129)
Repayments of capital lease obligations	(2,155)	(1,310)
Net proceeds from the issuance of ordinary shares	5,652	2,368
Excess tax benefits from share-based compensation	329	—

Net cash provided by/(used in) financing activities	160,415	(10,630)

Effect of foreign exchange rate changes on cash	1,949	(2,114)

Net decrease in cash and cash equivalents	(104,441)	(24,000)
Cash and cash equivalents at beginning of period	246,510	178,132

Cash and cash equivalents at end of period	$142,069	$154,132

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three months ended April 30, 2006 and 2005 (Unaudited)
NOTE 1. Presentation of Financial Statements
Restatement
The accompanying consolidated balance sheets as of April 30, 2006 and January 31, 2006 and the consolidated income statements and consolidated statements of cash flows for the three-month periods ended April 30, 2006 and 2005 have been restated. The nature of the restatement and the effect on the financial statement line items are discussed in Note 11, “Restatement of Previously Issued Financial Statements,” to the consolidated financial statements (Note 11).
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
The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K, as amended, for the year ended January 31, 2006 on file with the United States Securities and Exchange Commission.
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

Acquisitions
On January 25, 2002, the Company completed the acquisition of Grupo SLi and Union, S.L. (collectively, SLi), a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. The Company acquired SLi for an initial cash payment of approximately $14,000. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. The Company has satisfied its obligations in relation to each of the fiscal years ended January 31, 2003 through 2005 resulting in additional cash payments of $34,000 and the issuance of 626,901 shares for total additional consideration of $49,100, which includes $30,280 made in June of 2005, consisting of a $15,140 cash payment and the issuance of 626,901 shares of common stock valued at $15,140. The final earn-out period ended on January 31, 2006 and the Company expects to finalize the final payment during the quarter ended October 31, 2006. This payment will be comprised of a $6,461 cash payment and the issuance of 1.5 million shares of common stock valued at $34,935. The final payment is anticipated to be made during the third quarter ending October 31, 2006. A portion of the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. See Note 9 and Note 11 to the consolidated financial statements.
Effective March 7, 2006, the Company acquired 100% of the issued and outstanding shares of Market Industries, Ltd. and its subsidiaries, branded under the trade name Market Transport Services (Market Transport Services) for approximately $197.1 million in cash. The initial purchase price is subject to certain closing, working capital and tax-related adjustments. Market Transport Services is a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage headquartered in Portland, Oregon. The allocation of the purchase price to acquired assets and assumed liabilities has not yet been finalized. The weighted average life of the customer contracts and relationships acquired is expected to be approximately 15.4 years as of the acquisition date. The Company expects that approximately $17,600 of goodwill and intangible assets, as of the acquisition date, will be deductible for tax purposes. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$50,425
Property, plant and equipment	27,943
Customer contracts and relationships and other intangible assets	30,100
Goodwill	132,794
Other long term assets	5,005

Total assets acquired	246,267
Liabilities assumed	(30,919)
Deferred income taxes	(18,248)

Net assets acquired	$197,100

The following table shows the supplemental pro forma information as though the Company’s acquisitions had occurred February 1, 2005.

	Three months ended April 30,
			Diluted
	Gross	Net	earnings
	revenue	Income	per share *
2006:
As reported	$773,700	$19,324	$0.20
Acquisitions	31,549	82	0.00

Total	$805,249	$19,406	$0.20

2005:
As reported	$630,193	$17,670	$0.18
Acquisitions	100,019	1,950	0.02

Total	$730,212	$19,620	$0.20

*	Diluted pro forma earnings per share were calculated using 99,027,366 and 97,598,289 diluted ordinary shares for the three months ended April 30, 2006 and 2005, respectively.
Stock Split
On March 7, 2006, the Company’s board of directors declared a three-for-one stock split of the Company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006. Share, per share, stock option and restricted share unit data for all periods presented in this Form 10-Q/A, including the consolidated financial statements and related disclosures, have been adjusted to give effect to the stock split.
Share-Based Compensation
During the first quarter of fiscal 2007, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 31, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 31, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123R, see Note 9, “Share-Based Compensation”, to the consolidated financial statements.
Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.
NOTE 2. Earnings per Share

	Three months ended
	April 30,
	2006	2005
Basic earnings per share:
Net income	$19,324	$17,670
Weighted average number of ordinary shares	95,481,624	93,010,212

Basic earnings per share	$0.20	$0.19

Diluted earnings per share:
Net income	$19,324	$17,670
Weighted average number of ordinary shares	95,481,624	93,010,212
Incremental shares required for diluted earnings per share related to stock options and restricted stock units	3,545,742	4,588,077

Diluted weighted average number of shares	99,027,366	97,598,289

Diluted earnings per share	$0.20	$0.18

Cash dividends declared per share	$0.06	$0.05

There were options to purchase 16,629 of ordinary shares outstanding for the three-month period ended April 30, 2006, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive. There were no such anti-dilutive options outstanding for the three-months ended April 30, 2005.
NOTE 3. Other Comprehensive Income

	Three months ended
	April 30,
	2006	2005
Net income	$19,324	$17,670
Other comprehensive income/(loss):
Foreign exchange translation adjustments	7,031	(3,273)

Comprehensive income	$26,355	$14,397

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
Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2006
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$184,093	$240,815	$207,680	$141,112	$—	$773,700

Net revenue	$54,329	$115,496	$35,637	$66,166	$—	$271,628
Staff costs	28,863	70,446	14,932	30,118	3,524	147,883
Depreciation and amortization	1,408	2,605	835	2,084	504	7,436
Amortization of intangible assets	—	1,553	115	183	—	1,851
Other operating expenses	16,107	31,955	9,031	24,386	2,997	84,476

Operating income/(loss)	$7,951	$8,937	$10,724	$9,395	$(7,025)	29,982

Interest income						1,781
Interest expense						(4,648)
Gains on foreign exchange						185

Pretax income						27,300
Provision for income taxes						7,094

Income before minority interests						$20,206

Capital expenditures	$3,174	$3,046	$1,214	$2,452	$2	$9,888

Segment assets at quarter-end	$258,938	$609,819	$255,657	$353,212	$5,079	$1,482,705

	Three months ended April 30, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$161,983	$156,778	$181,714	$129,718	$—	$630,193

Net revenue	$49,628	$80,424	$28,727	$62,419	$—	$221,198
Staff costs	27,148	46,531	12,461	27,367	2,251	115,758
Depreciation and amortization	1,415	1,116	693	1,985	495	5,704
Amortization of intangible assets	—	956	—	186	—	1,142
Other operating expenses	13,462	24,699	7,261	23,873	2,181	71,476

Operating income/(loss)	$7,603	$7,122	$8,312	$9,008	$(4,927)	27,118

Interest income						1,513
Interest expense						(2,236)
Gains on foreign exchange						74

Pretax income						26,469
Provision for income taxes						7,866

Income before minority interests						$18,603

Capital expenditures	$2,041	$1,436	$801	$1,965	$—	$6,243

Segment assets at quarter-end	$234,110	$310,845	$226,587	$318,394	$10,834	$1,100,770

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended
	April 30,
	2006	2005
Gross revenues:
Airfreight forwarding	$307,570	$278,280
Ocean freight forwarding	206,533	186,635
Customs brokerage	19,805	20,308
Contract logistics	118,619	94,586
Other	121,173	50,384

	$773,700	$630,193

Net revenues:
Airfreight forwarding	$74,889	$70,529
Ocean freight forwarding	31,529	25,584
Customs brokerage	19,159	19,563
Contract logistics	99,698	78,780
Other	46,353	26,742

	$271,628	$221,198

NOTE 5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the three months ended April 30, 2006 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of February 1, 2006	$41,774	$99,197	$76,874	$73,704	$291,549
Acquisitions and contingent earn-out payments	1,216	133,213	1,485	431	136,345
Foreign currency translation and other adjustments	(335)	4,373	(936)	1,680	4,782

Balance as of April 30, 2006	$42,655	$236,783	$77,423	$75,815	$432,676

The amortizable intangible assets as of April 30, 2006 and 2005 relate primarily to the estimated fair value of the customer contracts and relationships acquired in respect of certain acquisitions. The carrying values of amortizable intangible assets as of April 30, 2006 and January 31, 2006 are as follows:

			Net
	Gross carrying	Accumulated	carrying
	value	amortization	value
As of April 30, 2006:
Customer contracts and relationships	$70,168	$(8,024)	$62,144
Non-compete agreements	2,154	(1,574)	580
Computer software and other	1,370	(72)	1,298

Total	$73,692	$(9,670)	$64,022

As of January 31, 2006:
Customer contracts and relationships	$41,164	$(6,587)	$34,577
Non-compete agreements	2,124	(1,233)	891

Total	$43,288	(7,820)	35,468

Amortization expense totaled $1,851 and $1,142 for the three months ended April 30, 2006 and 2005, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31.

2007	$8,016
2008	7,686
2009	7,569
2010	6,964
2011	6,619
In addition to the amortizable intangible assets, the Company also had $7,241 and $6,552 of intangible assets not subject to amortization as of April 30, 2006 and January 31, 2006, respectively, related to trademarks acquired primarily with International Healthcare Distributors (Pty.) Limited.
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
SLi Share-based Compensation Arrangement
On January 25, 2002, the Company completed the acquisition of Grupo SLi and Union, S.L. (collectively, SLi), a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. The Company acquired SLi for an initial cash payment of approximately $14,000. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments payable in ordinary shares at a deemed price of $5.27, based upon the performance of SLi in each of the fiscal years in the period from 2002 through 2006 as well as the price of the Company’s ordinary shares upon settlement.

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
Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of share-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised share-based awards in excess of the deferred tax asset attributable to share-based compensation costs for such options. As a result of adopting SFAS No. 123R, $329 of excess tax benefits for the three months ended April 30, 2006 have been classified as a financing cash inflow. Cash received from option exercises and employee stock purchase plan purchases for the three-month periods ended April 30, 2006 and 2005, was $5,652 and $2,368, respectively.
The adoption of SFAS No. 123R resulted in incremental share-based compensation expense of $1,765 in the three-month period ended April 30, 2006. For the three-month period ended April 30, 2006, the incremental share-based compensation expense caused income before income taxes to decrease by $1,765, net income to decrease by $1,504 and basic and diluted earnings per share to decrease by $0.02 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $329 related to excess tax benefits from share-based payment arrangements for the nine-month period ended April 30, 2006.
Total share-based compensation expense recognized for the three months ended April 30, 2006 was a credit of $0.138, pre-tax. This included $2,046 related to stock options, $738 related to restricted shares and a credit of $2,922 related to the SLi Share-based Compensation Arrangement for the three-months ended April 30, 2006. Total share-based compensation expense recognized for the three-month period ended April 30, 2005 was $1,319, pre-tax. This included $1,332 related to stock options and restricted shares and a credit of $13 related to the SLi Share-based Compensation Arrangement for the three-months ended April 30, 2005. The total tax benefit recognized in the income statement for share-based compensation the three-month periods ended April 30, 2006 and April 30, 2005 was $466 and $18, respectively.
As of January 31, 2006, the Company had accrued $53,914 classified in trade payables and accrued liabilities in the consolidated balance sheet associated with the final amount payable in relation to the SLi Share-based Compensation Arrangement. As of April 30, 2006, the Company had accrued $50,992 classified in trade payables and accrued liabilities in the consolidated balance sheet associated with the final amount payable in relation to the SLi Share-based Compensation Arrangement.
Valuation Assumptions
The foregoing impact of stock option compensation costs was determined under the BSM using the following weighted average assumptions:

	Three months ended
	April 30,
	2006	2005
Risk free rate of return, annual	4%	3%
Expected term	8 years	8 years
Expected volatility	43%	45%
Dividend yield	0.3%	0.3%
The Company’s computation of expected volatility for the quarter ended April 30, 2006 and 2005 is based on historical volatility of our stock. The Company’s computation of expected term in fiscal 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk free rate of return for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
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
The following table summarizes activity under the LTIP nonvested restricted share units for the three months ended April 30, 2006:

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
The following table summarized activity under the 2004 Directors Incentive Plan nonvested restricted share units for the three months ended April 30, 2006:

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

Three months
ended
April 30, 2005
Net income as reported	$17,670
Add: share-based employee compensation expense included in reported net income, net of income taxes	1,301
Less: Total share-based compensation expense determined under the fair value based method, net of income taxes	(2,413)

Pro forma net income	$16,558

Three months
ended
April 30, 2005
Earnings per share, as reported:
Basic earnings per share	$0.19
Diluted earnings per share	0.18
Earnings per share, pro forma:
Basic earnings per share	0.18
Diluted earnings per share	0.17
NOTE 10. Borrowings
Effective March 7, 2006, the Company entered into a $150,000 senior, secured term loan credit facility (Bridge Facility), with LaSalle Bank N.A (LaSalle). The Bridge Facility matures on September 7, 2006 and contains financial and other covenants. The Company entered into the Bridge Facility to provide short-term financing for the acquisition of Market Transport Services. The Bridge Facility is secured by a pledge of all the shares of Market Transport Services and each of its subsidiaries. The Company’s obligations under the Bridge Facility are guaranteed by the Company and selected subsidiaries. At the Company’s election, amounts outstanding under the Bridge Facility bear interest at (i) the greater of LaSalle’s prime rate or the overnight federal funds rate plus 0.5%, or (ii) the London Inter-bank Offered Rates (LIBOR) plus 1.25%.
NOTE 11. Restatement of Previously Issued Financial Statements
The Company has reviewed its accounting for an earn-out arrangement arising from its January 25, 2002 acquisition of SLi. Specifically, the Company reviewed the application of SFAS No. 141 and EITF No. 95-8 to the SLi transaction, including the earn-out arrangement. The Company has concluded that a revision to its prior accounting for the earn-out arrangement is necessary (Earn-out Arrangement Adjustment).
The Company has concluded that a portion of the earn-out arrangement represents costs of the acquisition while a portion of the earn-out arrangement represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. See discussion of SLi Share-based Compensation Arrangement in Note 9. For fiscal years through January 31, 2006 the resulting compensation arrangement is accounted for under APB No. 25 and FIN No. 28. Beginning with the Company’s 2007 fiscal year and the adoption of SFAS No. 123R the resulting compensation arrangement was accounted for under SFAS No. 123R.
As a result of the foregoing, the Company has restated its historical consolidated balance sheets as of April 30, 2006 and January 31, 2006, its consolidated income statements and consolidated statements of cash flows for the three months ended April 30, 2006 and 2005 from the amounts previously reported.
As a result of the Earn-out Arrangement Adjustment, the Company increased pretax income by $2,922 and $13 for the three months ended April 30, 2006 and 2005, respectively.
The Earn-out Arrangement Adjustment reflects the recognition of compensation expense during the periods in which services were rendered by certain of the SLi selling shareholders. In connection with the recording of compensation expense the Company recorded an offsetting entry to accrued liabilities. The arrangement is classified as a liability and accordingly, decreases in the market price of our ordinary shares generally reduce the amount of compensation expense we record and the associated liability.
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
The following table sets forth a reconciliation of previously reported and restated net income as of the dates and for the periods shown.

	Net Income
	Three months ended April 30,
	2006	2005
Previously reported	$16,592	$17,769
Adjustments:
Earn-out Arrangement Adjustment	2,922	13
Other Adjustments	(190)	(112)

Total adjustments	2,732	(99)

Restated	$19,324	$17,670

The impact on the Consolidated Income Statements, as a result of the aforementioned adjustments, is as follows.

	Three months ended April 30,
	2006		2005
	As previously	As	As previously	As
	reported	restated	reported	restated
Staff costs	$150,764	$147,883	$115,771	$115,758
Other operating expenses	84,410	84,476	71,654	71,476
Operating income	27,167	29,982	26,927	27,118
Interest income	1,533	1,781	1,513	1,513
Interest expense	(4,580)	(4,648)	(2,236)	(2,236)
Pretax income	24,305	27,300	26,278	26,469
Provision for income taxes	6,831	7,094	7,576	7,866
Income before minority interest	17,474	20,206	18,702	18,603

Net income	16,592	19,324	17,769	17,670

Basic earnings per share	$0.17	$0.20	$0.19	$0.19
Diluted earnings per share	$0.17	$0.20	$0.18	$0.18
The impact on the Consolidated Balance Sheets, as a result of the aforementioned adjustments, is presented below.

	April 30, 2006		January 31, 2006
	As previously	As	As previously	As
	reported	restated	Reported	restated
ASSETS
Trade receivables, net	$636,777	$636,536	$497,990	$497,990
Other current assets	53,321	53,842	39,172	39,172
Total current assets	841,906	842,186	792,189	792,189
Property, plant and equipment, net	111,307	110,207	80,443	79,342
Goodwill	468,068	432,676	326,959	291,549
Other intangible assets, net	71,002	71,263	42,412	42,020
Deferred income tax assets	7,239	7,584	4,027	3,704
Total assets	1,518,311	1,482,705	1,258,764	1,221,538

LIABILITIES & SHAREHOLDERS’ EQUITY
Trade payables and other accrued liabilities	511,386	563,574	465,100	519,011
Income taxes payable	25,212	26,396	22,904	23,498
Total current liabilities	803,619	856,991	595,505	650,010
Deferred income tax liabilities	27,486	27,282	11,593	11,181
Other long-term liabilities	11,037	14,972	4,960	8,977

	April 30, 2006		January 31, 2006
	As previously	As	As previously	As
	reported	restated	Reported	restated
Minority interests	26,223	20,177	25,219	19,204

Shareholders’ equity:
Common stock	368,657	368,367	368,159	368,159
Deferred compensation related to restricted share units	—	—	(8,324)	(8,324)
Retained earnings	264,339	177,491	253,573	163,993
Accumulated other comprehensive loss	(20,073)	(19,598)	(26,888)	(26,629)
Total shareholders’ equity	612,923	526,260	586,520	497,199

Total liabilities and shareholders’ equity	1,518,311	1,482,705	1,258,764	1,221,538
The impact on the Consolidated Statements of Cash Flows, as a result of the aforementioned adjustments, is presented below.

	Three months ended April 30,
	2006		2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
OPERATING ACTIVITIES:
Net income	$16,592	$19,324	$17,769	$17,670
Share-based compensation costs	2,784	(138)	1,332	1,319
Deferred income taxes	(380)	(928)	(2,363)	(3,240)
Increase in trade receivables	(92,481)	(92,240)	(36,863)	(36,863)
(Increase)/decrease in other current assets	(4,348)	(4,870)	4,948	4,948
Increase in trade payables	(26,127)	(26,291)	(10,734)	(10,734)
Increase in other current liabilities	34,451	35,634	13,822	14,811

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for changes relating to the restatement and other adjustments described below, the information included in Item 2 in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing. See “Explanatory Note Regarding Restatement” above for details of the restatement, which we refer to as the Explanatory Note. Events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the company’s Quarterly Reports on Form 10-Q for the fiscal quarter ended July 31, 2006 and October 31, 2006, and reports filed with the SEC subsequent to the date of this filing, including amendments. The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement.
Restatement of Previously Issued Financial Statements
We have reviewed our accounting for an earn-out arrangement arising from our January 25, 2002 acquisition of Grupo SLi and Union, S.L., which we collectively refer to as SLi. Specifically, we reviewed the application of Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (SFAS No. 141), and Emerging Issues Task Force (EITF) Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF No. 95-8) to the SLi transaction, including the earn-out arrangement. We have concluded that a revision to our prior accounting for the earn-out arrangement is necessary, which we refer to as the Earn-out Arrangement Adjustment.
We concluded that a portion of the earn-out arrangement represents costs of the acquisition while a portion of the earn-out arrangement represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. See Note 9 for discussion of “SLi Share-based Compensation Arrangement” (Note 9). For fiscal years through January 31, 2006 the resulting compensation arrangement is accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25 (FIN No. 28). Beginning with our 2007 fiscal year and the adoption of FASB Statement No. 123R, Share-Based Payment (SFAS No. 123R) the resulting compensation arrangement is accounted for under SFAS No. 123R.
As a result of the foregoing, we have restated our historical consolidated balance sheets as of April 30, 2006 and January 31, 2006 and our consolidated income statements and consolidated statements of cash flows for the three-month periods ended April 30, 2006 and 2005 from the amounts previously reported.
As a result of the Earn-out Arrangement Adjustment, we increased pretax income by $2.9 million and $13,000 for the three-month periods ended April 30, 2006 and 2005, respectively.
The Earn-out Arrangement Adjustment reflects the recognition of compensation expense during the periods in which services were rendered by certain of the SLi selling shareholders. In connection with the recording of compensation expense we recorded an offsetting entry to accrued liabilities. The arrangement is classified as a liability and accordingly, decreases in the market price of our ordinary shares generally reduce the amount of compensation expense we record and the associated liability.
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

The following table sets forth a reconciliation of previously reported and restated net income as of the dates and for the periods shown (in thousands).

	Net Income
	Three months ended April 30,
	2006	2005
Previously reported	$16,592	$17,769
Adjustments:
Earn-out Arrangement Adjustment	2,922	13
Other Adjustments	(190)	(112)

Total adjustments	2,732	(99)

Restated	$19,324	$17,670

The accounting error giving rise to the restatements described above will not result in additional or different payments being made to the SLi selling shareholders. We have satisfied all payment obligations under the SLi acquisition agreement.
The impact on the consolidated income statements, as a result of the aforementioned adjustments, is as follows (in thousands).

	Three months ended April 30,
	2006		2005
	As previously	As	As previously	As
	reported	restated	reported	restated
Staff costs	$150,764	$147,883	$115,771	$115,758
Other operating expenses	84,410	84,476	71,654	71,476
Operating income	27,167	29,982	26,927	27,118
Interest income	1,553	1,781	1,513	1,513
Interest expense	(4,580)	(4,648)	(2,236)	(2,236)
Pretax income	24,305	27,300	26,278	26,469
Provision for income taxes	6,831	7,094	7,576	7,866
Income before minority interest	17,474	20,206	18,702	18,603

Net income	16,592	19,324	17,769	17,670

Basic earnings per share	$0.17	$0.20	$0.19	$0.19
Diluted earnings per share	$0.17	$0.20	$0.18	$0.18

The impact on the consolidated balance sheets, as a result of the aforementioned adjustments, is presented below (in thousands).

	April 30, 2006		January 31, 2006
	As previously	As	As previously	As
	reported	restated	reported	restated
ASSETS
Trade receivables, net	$636,777	$636,536	$497,990	$497,990
Other current assets	53,321	53,842	39,172	39,172
Total current assets	841,906	842,186	792,189	792,189
Property, plant and equipment, net	111,307	110,207	80,443	79,342
Goodwill	468,068	432,676	326,959	291,549
Other intangible assets, net	71,002	71,263	42,412	42,020
Deferred income tax assets	7,239	7,584	4,027	3,704
Total assets	1,518,311	1,482,705	1,258,764	1,221,538

LIABILITIES & SHAREHOLDERS’ EQUITY
Trade payables and other accrued liabilities	511,386	563,574	465,100	519,011
Income taxes payable	25,212	26,396	22,904	23,498
Total current liabilities	803,619	856,991	595,505	650,010
Deferred income tax liabilities	27,486	27,282	11,593	11,181
Other long-term liabilities	11,037	14,972	4,960	8,977

Minority interests	26,223	20,177	25,219	19,204

Shareholders’ equity:
Common stock	368,657	368,367	368,159	368,159
Deferred compensation related to restricted share units	—	—	(8,324)	(8,324)
Retained earnings	264,339	177,491	253,573	163,993
Accumulated other comprehensive loss	(20,073)	(19,598)	(26,888)	(26,629)
Total shareholders’ equity	612,923	526,260	586,520	497,199

Total liabilities and shareholders’ equity	1,518,311	1,482,705	1,258,764	1,221,538
The impact on the consolidated statements of cash flows, as a result of the aforementioned adjustments, is presented below (in thousands).

	Three months ended April 30,
	2006		2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
OPERATING ACTIVITIES:
Net income	$16,592	$19,324	$17,769	$17,670
Share-based compensation costs	2,784	(138)	1,332	1,319
Deferred income taxes	(380)	(928)	(2,363)	(3,240)
Increase in trade receivables	(92,481)	(92,240)	(36,863)	(36,863)
(Increase)/decrease in other current assets	(4,348)	(4,870)	4,948	4,948
Increase in trade payables	(26,127)	(26,291)	(10,734)	(10,734)
Increase in other current liabilities	34,451	35,634	13,822	14,811
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
On January 25, 2002, we completed the acquisition of Grupo SLi and Union, SLi, which we refer to collectively as SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. We acquired SLi for an initial cash payment of approximately $14.0 million. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. We have satisfied our obligations in relation to each of the fiscal years 2003 through 2005 resulting in additional cash payments of $34.0 million and the issuance of 626,901 shares valued at $15.1 million for total consideration of $63.1 million. Of the total consideration $30.3 million was made in June of 2005, consisting of a $15.1 million cash payment and the issuance of 626,901 shares of common stock valued at $15.1 million. The final earn-out period ended on January 31, 2006 and we made the final payment in September 2006. A portion of the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. See Note 9, “Share-based Compensation” (Note 9) and Note 11, “Restatement of Previously Issued Financial Statements” (Note 11), to the consolidated financial statements.
Effective March 7, 2006, we acquired Portland, Oregon-based Market Industries, Ltd., which we refer to as Market Transport Services, a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage, for approximately $197.1 million in cash. The initial purchase price is subject to certain closing, working capital and tax-related adjustments. The acquisition of Market Transport Services was funded by a combination of our cash reserves and the proceeds of a $150.0 million senior secured six-month term credit facility. The allocation of the purchase price to the acquired assets and assumed liabilities has not yet been finalized.
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
Stock Split
On March 7, 2006, the company’s board of directors declared a three-for-one stock split of the company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006. Share, per share, stock option and restricted share unit data for all periods presented in this Form 10-Q/A, including the consolidated financial statements and related disclosures, have been adjusted to give effect to the stock split.
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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements may include, among other things, the reaction to the accounting errors related to the acquisition of SLi on the company’s results of operations and financial condition, the effect of the company’s restatement on its compliance with the covenants in its debt agreements, the timing and success of remediation plans relating to weaknesses in internal controls, the company’s discussion of its NextLeap goals and journey and the growth strategies and plans which the company is developing for the next phase of its evolution. Forward-looking statements are generally identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the company’s expectation that its gross and net revenue will increase due to contributions of Market Transport Services, the anticipated impact of additional operating costs at International Healthcare Distributors (Pty.) Limited; the impact of the SLi restatement on our debt financing arrangements; integration risks associated with acquisitions; the ability to retain customers and management of acquisition targets; a challenging operating environment; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and Europe; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; the success and effects of new strategies; disruptions caused by epidemics, conflicts, wars and terrorism; and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q/A, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (together with any amendments thereto or additions and changes thereto contained in our Quarterly Report on Form 10-Q for the quarters ended July 31, 2006 and October 31, 2006, this Form 10-Q/A and any subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results of operations for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2006, which are included in our annual report on Form 10-K for the year ended January 31, 2006, including any amendments, on file with the United States Securities and Exchange Commission. Our consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
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

	Three months ended April 30,
	2006			2005
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$184,093	$54,329	$7,951	$161,983	$49,628	$7,603
Americas	240,815	115,496	8,937	156,778	80,424	7,122
Asia Pacific	207,680	35,637	10,724	181,714	28,727	8,312
Africa	141,112	66,166	9,395	129,718	62,419	9,008
Corporate	—	—	(7,025)	—	—	(4,927)

Total	$773,700	$271,628	$29,982	$630,193	$221,198	$27,118

	Change to three months ended April 30, 2006
	from three months ended April 30, 2005
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$22,110	$4,701	$348	14%	9%	5%
Americas	84,037	35,072	1,815	54	44	25
Asia Pacific	25,966	6,910	2,412	14	24	29
Africa	11,394	3,747	387	9	6	4
Corporate	—	—	(2,098)	—	—	(43)

Total	$143,507	$50,430	$2,864	23%	23%	11%

All of our regions reported improvements in gross and net revenues for the first quarter of fiscal 2007 when compared to the corresponding prior year period.
Our Europe region showed improvements in gross and net revenues for the first quarter of fiscal 2007 versus the first quarter of fiscal 2006 primarily due to organic growth in air and ocean freight forwarding revenues, which were driven primarily by higher shipment volumes during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 and to increases in our contract logistics gross and net revenues during the first quarter of fiscal 2007 compared to the corresponding prior year period. We estimate that the unfavorable impact of currency exchange rates on our gross and net revenue for our Europe region, when reported in U.S. dollars, was approximately 8% in the first quarter of fiscal 2007 when compared to the currency exchange rates in effect in the corresponding prior year period. The SLi Share-based Compensation Arrangement contributed approximately $2.9 million to our Europe region’s operating income as we recognized a reduction in staff cost in the first quarter of fiscal 2007. The arrangement is classified as a liability and accordingly, decreases in the market price of our ordinary shares generally reduce the amount of compensation expense we record and the associated liability.
The increase in gross and net revenues in the Americas region for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was due primarily to the contributions to gross and net revenues from our acquisitions of Concentrek and Market Transport Services in October 2005 and March 2006, respectively. We expect our gross and net revenues in the Americas region to increase for the remainder of the year ending January 31, 2007 compared to corresponding prior year periods due to our recent acquisition of Market Transport Services. Additionally, we experienced increased contract logistics gross and net revenues in our Americas’ region due to increase business from organic growth. During the first quarter of fiscal 2007, our Americas’ gross and net revenues also benefited from increased ocean freight forwarding gross and net revenues when compared to the corresponding prior year period. These increases in ocean freight forwarding gross and net revenues were primarily driven by increased volumes in the region for the first quarter of fiscal 2007 when compared to the corresponding prior year period as we intentionally sought to grow our ocean freight forwarding business.

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

The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended
	April 30,
	2006	2005
Net revenues:
Airfreight forwarding	27%	32%
Ocean freight forwarding	12	11
Customs brokerage	7	9
Contract logistics	37	36
Other	17	12

Total net revenues	100	100

Staff costs	54	52
Depreciation and amortization	3	3
Amortization of intangible assets	1	1
Other operating expenses	31	32

Operating income	11	12
Interest income	1	1
Interest expense	(2)	(1)
Losses on foreign exchange	*	*

Pretax income	10	12
Provision for income taxes	3	4
Minority interests	*	*

Net income	7%	8%

*	Less than one percent.
Three months ended April 30, 2006 compared to three months ended April 30, 2005
Net revenue increased $50.4 million, or 23%, to $271.6 million for the first quarter of fiscal 2007 compared to $221.2 million for the first quarter of fiscal 2006. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling approximately $34.1 million, contributions of approximately $21.4 million from our acquisitions made after the first quarter of fiscal 2006, primarily Market Transport Services, as well as from Concentrek and Perfect Logistics, partially offset by the impact of generally unfavorable currency exchange rates estimated to be approximately $5.1 million when reported in U.S. dollars during the first quarter of fiscal 2007 when compared to the currency exchange rates in effect in the first quarter of fiscal 2006.
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

Customs brokerage net revenue decreased $0.4 million, or 2%, to $19.2 million for the first quarter of fiscal 2007 compared to $19.6 million for the corresponding prior year period. Customs brokerage net revenue decreased primarily as a result of unfavorable exchange rates when reported in U.S. dollars in the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006 partially offset by organic growth primarily in our Africa region.
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
Other net revenue, which includes revenue from our other supply chain management services including transportation management and outsourced distribution services, increased $19.7 million, or 73%, to $46.4 million for the first quarter of fiscal 2007 compared to $26.7 million for the first quarter of fiscal 2006. This increase was primarily due to the impact of our acquisition of Market Transport Services in March 2006 as well as the impact of our acquisitions of Concentrek and Maertens subsequent to the first quarter of fiscal 2006, which totaled approximately $18.3 million during the first quarter of fiscal 2007. We expect our other net revenue for the remainder of fiscal 2007 to exceed our other net revenue in the corresponding prior year periods due to the anticipated contributions of Market Transport Services.
Staff costs increased $32.1 million, or 28%, to $147.9 million for the first quarter of fiscal 2007 from $115.8 million for the corresponding prior year period, primarily as a result of increased resources to accommodate the increase in business activity, particularly in our Americas region’s contract logistics service line. Staff costs in our contract logistics service line tend to be variable as our business activities increase, we must staff to meet the demand. This increase is also attributable to the addition of personnel in connection with our acquisitions, including Market Transport Services, Perfect Logistics and Concentrek, which we estimated were responsible for about one-third of the total increase. These increases were partially offset by decreases in share-based compensation expense. In the first quarter of fiscal 2007, $2.9 million was recorded as a credit or reduction to staff costs related to the SLi Share-based Compensation Arrangement compared to a credit of $13,000 in the first quarter of fiscal 2006. The arrangement is classified as a liability and decreases in the market price of our ordinary shares generally reduces the amount of compensation expense we record. See Note 9 to consolidated financial statements. Total staff costs expressed as a percentage of net revenues increased to 54% in the first quarter of fiscal 2007 from 52% in the first quarter of fiscal 2006.
Depreciation and amortization expense increased by $1.7 million, or 30%, to $7.4 million for the first quarter of fiscal 2007 over the first quarter of fiscal 2006 primarily due to the impact of our acquisitions, particularly Market Transport Services, and to a lesser degree our capital spending during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. When expressed as a percentage of net revenue, depreciation and amortization expense remained constant at 3% of net revenue in the first quarter of fiscal 2007 and in the comparable prior year period.
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
Other operating expenses increased by $13.0 million, or 18%, to $84.5 million in the first quarter of fiscal 2007 compared to $71.5 million for the first quarter of fiscal 2006. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and secondarily from the additional operating costs incurred by our acquisitions, particularly Market Transport Services. Approximately $7.1 million of the increase was due to the impact of our acquisitions. Included in other operating expenses for the first quarter of fiscal 2007 are facilities and communications costs of $28.7 million compared to $24.5 million of such costs for the first quarter of fiscal 2006, representing an increase of 17%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first quarter of fiscal 2007, selling, general and administrative costs increased 19% to $55.8 million compared to $47.0 million for the first quarter of fiscal 2006. The increase in selling, general and administrative costs was primarily a result of the impact of our acquisitions, particularly Market Transport Services, and, to a lesser degree, the increased level of business activity during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. When expressed as a percentage of net revenue, other operating expenses decreased slightly to 31% for the first quarter of fiscal 2007 from 32% for the first quarter of fiscal 2006.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities and capital lease obligations. Interest expense increased in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 by $2.4 million, or 108%, to $4.6 million. Our interest expense increased primarily due to the interest expense associated with the addition of a new $150.0 million senior, secured term loan credit facility we obtained in connection with our recent acquisition of Market Transport Services in March 2006. We are seeking to replace the $150.0 million senior, secure term loan credit facility with an alternative long-term debt financing of up to $200.0 million. In this event, we expect that the increased borrowings will result in increased interest expense in the remaining quarters of fiscal 2007 compared to the comparable periods in the prior year.
Our effective income tax rate of 26% in the first quarter of fiscal 2007 was lower than the effective income tax rate of 30% in the corresponding prior year period primarily due to the SLi Share-based Compensation Arrangement discussed in Note 9. As previously discussed, we recorded a credit of $2.9 million in the first quarter of fiscal 2007 compared to $13,000 in the first quarter of fiscal 2006 to compensation expense associated with the SLi Share-based Compensation Arrangement, with no associated tax impact. As such, our effective tax rate decreased in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to the impact of the SLi Share-based Compensation Arrangement. Additionally, our overall effective tax rate is also impacted by the geographic composition of our worldwide earnings.
Net income increased by $1.7 million, or 9%, to $19.3 million in the first quarter of fiscal 2007 as compared to the corresponding prior year period for the reasons listed above.
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
During the first quarter of fiscal 2007, we used approximately $59.2 million in net cash from operating activities. This resulted from net income of $19.3 million plus depreciation and amortization of intangible assets totaling $9.2 million, plus an increase in trade payables and other current liabilities of $9.3 million which was offset by an increase in trade receivables and other current assets of $97.1 million and other items totaling $0.1 million. The increases in trade receivables and other current assets and decrease in trade payables during the first quarter of fiscal 2007 were primarily due to our African region during the first quarter of fiscal 2007 as compared to the comparable prior year period. Public holidays in our African region at the end of April 2006 had a material impact on the collection of receivables, as clients took advantage of these public holidays to delay payment.
During the first quarter of fiscal 2007, cash used for capital expenditures was approximately $4.5 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations for the remainder of fiscal 2007.

During first quarter of fiscal 2007, we used an aggregate of $197.2 million of cash for acquisitions and contingent earn-out payments, including $192.8 million, net of cash acquired, primarily for our acquisitions of Market Transport Services. The acquisition was funded by a combination of our cash reserves and the proceeds from a new $150.0 million senior secured six-month term credit facility with LaSalle Bank N.A., which we refer to as LaSalle. Additional information regarding this $150.0 million senior secured six-month term credit facility is discussed in this item under “Credit Facilities.”
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
We have a number of potential earn-out payments related to certain acquisitions. There are two remaining contingent earn-out payments related to our acquisition of ET Logistics, S.L. (which we refer to as ET Logistics) that will be calculated based on the future performance of the acquired operation for each of the fiscal years ending January 31, 2008. The maximum amount due to the selling shareholders, in aggregate is 1.5 million euros (equivalent to approximately $1.9 million as of April 30, 2006). We are not required to pay any amounts pursuant to our one remaining contingent earn-out payment related to our acquisition of Unigistix Inc. for the twelve-month period ended October 31, 2006 as the terms for the payment under the acquisition agreement were not realized. Our acquisition of Perfect Logistics contains three remaining earn-out payments which will be based on the acquired operation’s future earnings over each of the next three twelve-month periods in the period ending May 31, 2009 and which are subject to a cumulative maximum U.S. dollar equivalent of approximately $5.6 million as of April 30, 2006. In addition, we anticipate making four contingent earn-out payments, totaling at least $1.2 million and subject to a maximum of $7.5 million, related to our acquisition of Concentrek which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and four contingent earn-out payments related to our acquisition of Logica which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and which are subject to a maximum of 10.0 million euros (equivalent to approximately $12.6 million as of April 30, 2006) and offset against the initial purchase price. In November 2006, we completed the acquisition of Span for $22.0 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million in total, based on the future performance of Span for the twelve-month period ending January 31, 2008. We anticipate that the earn-out payments would generally be funded from a combination of our current cash balances, cash generated from future operations and future debt financing.
Our financing activities during the first quarter of fiscal 2007 provided $160.4 million of cash, primarily due to net increased long-term borrowings of $150.0 million, which related primarily to our purchase of Market Transport Services, plus $5.7 million of net proceeds from the issuance of ordinary shares resulting from the exercise of stock options previously granted to employees and directors, partially offset by repayments of capital lease obligations totaling $2.2 million. We also used approximately $5.8 million of cash in the second quarter of fiscal 2007 for the payment of dividends on our ordinary shares which were declared by our board of directors on March 29, 2006.
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
Effective March 7, 2006, we entered into a $150.0 million senior, secured term loan credit facility, which we refer to as the Bridge Facility, with LaSalle. This credit facility matures on September 7, 2006 and contains financial and other covenants. We entered into the Bridge Facility to provide short-term financing for our acquisition of Market Transport Services. The Bridge Facility is secured by a pledge of all the shares of Market Transport Services and each of its subsidiaries. Our obligations under the Bridge Facility are guaranteed by us and selected subsidiaries. At our election, amounts outstanding under the Bridge Facility bear interest at (i) the greater of LaSalle’s prime rate or the overnight federal funds rate plus 0.5%, or (ii) the London Inter-bank Offered Rates (LIBOR) plus 1.25%.
To repay the Bridge Facility, we are in the process of finalizing negotiations for an anticipated private placement of senior unsecured guaranteed notes of up to $200.0 million, repayable over five years at a fixed rate. In conjunction with the anticipated private placement of notes, we are also in the process of finalizing negotiations for a new three year $250.0 million global unsecured revolving credit facility which is expected to replace substantially all our existing working capital credit facilities with the corresponding release of the related grants of security. It is contemplated that both financing arrangements will be unsecured, and that the obligations would be guaranteed by the company and selected subsidiaries.
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
As of April 30, 2006, the company had a senior revolving syndicated credit facility agreement between certain of our subsidiaries in the United States and LaSalle, as agent, and various other lenders, which provides for up to $65.0 million of borrowings based on a formula of eligible accounts receivable primarily for use in our operations in the United States. The credit facility is secured by substantially all of the assets of our U.S. subsidiaries, excluding Market Transport Services and Concentrek, as well as a pledge of the stock of the U.S. subsidiaries, excluding Market Transport Services and Concentrek. This credit facility matures in August 2007 and contains financial and other covenants and restrictions applicable to our U.S. operations, excluding Market Transport Services and Concentrek, and a change of control provision applicable to changes at the U.S. holding company level. This agreement limits the right of the affected U.S. operating company to distribute funds to holding companies.

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
Although the company does not believe the restatement described above gave rise to any defaults or events of default under the Senior Notes or the Facility Agreement, there can be no assurance that the noteholders or lenders thereunder will not claim otherwise.
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
Share-Based Compensation
During the first quarter of fiscal 2007, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this method, the company recognizes compensation expense for all share-based payments granted after January 31, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 31, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123R, see Note 9, “Share-Based Compensation”, to the consolidated financial statements.
Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.
Item 4. Controls and Procedures
As discussed in Part II, Item 9A “Controls and Procedures” of our 2006 Form 10-K/A Report, we identified a material weakness in internal control over financial reporting with respect to the design and implementation of controls regarding the review and analysis of complex business combinations. As of the date of filing this Quarterly Report on Form 10-Q/A for the fiscal 2007 quarter ended April 30, 2006, that material weakness has not been remediated. We are currently in the process of improving and strengthening the design and implementation of controls regarding the review and analysis of complex business combinations, and this will be completed in the near future.
As of April 30, 2006, the end of the period covered by this report, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the company re-evaluated its assessment of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rules 13a – 15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of the existence of the material weakness in internal control over financial reporting described above, each has concluded that our disclosure controls and procedures were ineffective.
The company’s evaluation of the additional controls required to address the abovementioned material weakness is ongoing. As we are in the process of improving and strengthening the design and implementation of controls regarding the review and analysis of complex business combinations, the company performed additional procedures with respect to prior complex business combinations in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These additional procedures included a review of the transaction documentation associated with prior acquisitions containing earn-out arrangements by personnel with adequate accounting knowledge. As a result of these additional procedures and notwithstanding management’s assessment that internal control over financial reporting was ineffective as of April 30, 2006, and the associated material weakness, the company believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A correctly present the financial position, results of operations and cash flows for the fiscal periods covered thereby in all material respects.
No change in the company’s internal control over financial reporting has occurred during the first fiscal quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

UTi Worldwide Inc.

Date: December 21, 2006	By:	/s/ Roger I. MacFarlane

Roger I. MacFarlane
Chief Executive Officer and Director

Date: December 21, 2006	By:	/s/ Lawrence R. Samuels

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