Form 10-Q/A
period 2006-07-31
UTi WORLDWIDE INC
filed 2006-12-21
CIK 1124827

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

UTi Worldwide Inc.
Report on Form 10-Q/A
For the Quarter Ended July 31, 2006

- i -

EXPLANATORY NOTE REGARDING RESTATEMENT
UTi Worldwide Inc. is filing this Quarterly Report on Form 10Q/A for the quarter ended July 31, 2006, which we refer to as the Amendment, to amend our Quarterly Report on Form 10-Q for the quarter ended July 31, 2006, which we refer to as the Original Filing, that was filed with the U.S. Securities and Exchange Commission, which we refer to as the SEC, on September 11, 2006. The Amendment includes restated amounts and disclosures of the company’s consolidated financial statements for the three- and six-month periods ended July 31, 2006 and 2005 and the fiscal year ended January 31, 2006.
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
As a result of the foregoing, we have restated our historical consolidated balance sheets as of July 31, 2006 and January 31, 2006 and our consolidated income statements for the three- and six-month periods ended July 31, 2006 and 2005, and our statements of cash flows for the six-month periods ended July 31, 2006 and 2005.
The Earn-out Arrangement Adjustment generally reflects the recognition of compensation expense during the periods in which services were rendered by the SLi selling shareholders. In connection with the recording of compensation expense we recorded an offsetting entry to accrued liabilities. As the arrangement is classified as a liability, decreases in the market price of our ordinary shares generally reduce the amount of compensation expense we record and the associated liability. As a result of the Earn-out Arrangement Adjustment, we reduced staff costs and increased pretax income by $10.8 million and $13.7 million for the three- and six-month periods ended July 31, 2006, respectively, and increased staff costs and decreased pretax income by $11.2 million and $11.2 million for the three- and six-month periods ended July 31, 2005, respectively.
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
Management has determined that a control deficiency relating to the design and implementation of controls regarding the review and analysis of complex business combinations constituted a material weakness in our internal control over financial reporting. Specifically, with respect to the SLi acquisition, such analysis and related timely documentation of the company’s accounting determination was not performed by personnel with adequate knowledge of SFAS No. 141 and EITF No. 95-8. Accordingly, management has determined that the company’s internal control over financial reporting was ineffective as of July 31, 2006. The company performed additional procedures with respect to prior complex business combinations in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These additional procedures included a review of the transaction documentation associated with prior acquisitions containing earn-out arrangements by personnel with adequate accounting knowledge. Management is in the process of improving and strengthening the design and implementation of controls regarding the review and analysis of complex business combinations, and this will be completed in the near future. See Part I, Item 4, “Controls and Procedures” of this report for additional information.
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

Part I. Financial Information
Item 1. Financial Statements
Consolidated Income Statements
For the three and six months ended July 31, 2006 and 2005
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
	(As restated, see Note 12)		(As restated, see Note 12)
	(Unaudited)
Gross revenue	$890,073	$686,232	$1,663,773	$1,316,425
Freight consolidation costs	584,662	447,967	1,086,734	856,962

Net revenue	305,411	238,265	577,039	459,463
Staff costs	150,346	136,773	298,229	252,531
Depreciation and amortization	7,785	5,619	15,221	11,323
Amortization of intangible assets	2,192	982	4,043	2,124
Other operating expenses	94,590	72,326	179,066	143,802

Operating income	50,498	22,565	80,480	49,683
Interest income	2,174	1,405	3,955	2,918
Interest expense	(5,860)	(2,100)	(10,508)	(4,336)
Losses on foreign exchange	(253)	(536)	(68)	(462)

Pretax income	46,559	21,334	73,859	47,803
Provision for income taxes	10,602	9,746	17,696	17,612

Income before minority interests	35,957	11,588	56,163	30,191
Minority interests	(1,453)	(719)	(2,335)	(1,652)

Net income	$34,504	$10,869	$53,828	$28,539

Basic earnings per share	$0.36	$0.12	$0.56	$0.31
Diluted earnings per share	$0.35	$0.11	$0.54	$0.29

Number of weighted average shares used for per share calculations:
Basic shares	96,300,764	93,764,889	95,897,315	93,398,286
Diluted shares	99,817,022	97,773,738	99,397,847	97,683,183
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
As of July 31, 2006 and January 31, 2006
(in thousands, except share amounts)

	July 31,	January 31,
	2006	2006
	(As restated, see Note 12)
	(Unaudited)
ASSETS
Cash and cash equivalents	$195,528	$246,510
Trade receivables (net of allowance for doubtful receivables of $14,588 and $14,367 as of July 31, 2006 and January 31, 2006, respectively)	635,162	497,990
Deferred income tax assets	8,680	8,517
Other current assets	54,689	39,172

Total current assets	894,059	792,189

Property, plant and equipment, net	108,747	79,342
Goodwill	428,000	291,549
Other intangible assets, net	67,347	42,020
Investments	2,065	1,050
Deferred income tax assets	8,422	3,704
Other non-current assets	19,839	11,684

Total assets	$1,528,479	$1,221,538

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$71,864	$95,177
Short-term borrowings	2,962	4,441
Current portion of capital lease obligations	8,186	6,189
Trade payables and accrued liabilities	570,705	519,011
Income taxes payable	21,271	23,498
Deferred income tax liabilities	2,971	1,694

Total current liabilities	677,959	650,010

Long-term borrowings	212,146	13,775
Capital lease obligations	18,219	16,068
Deferred income tax liabilities	27,401	11,181
Retirement fund obligations	5,901	5,124
Other long-term liabilities	14,170	8,977
Minority interests	19,182	19,204

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 96,451,775 and 95,208,066 shares issued and outstanding as of July 31, 2006 and January 31, 2006, respectively	373,253	368,159
Deferred compensation related to restricted share units	—	(8,324)
Retained earnings	212,046	163,993
Accumulated other comprehensive loss	(31,798)	(26,629)

Total shareholders’ equity	553,501	497,199

Total liabilities and shareholders’ equity	$1,528,479	$1,221,538

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the six months ended July 31, 2006 and 2005
(in thousands)

	Six months ended
	July 31,
	2006	2005
	(As restated, see Note 12)
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$53,828	$28,539
Adjustments to reconcile net income to net cash provided by operations:
Share-based compensation (benefits)/costs, net	(8,667)	13,307
Depreciation and amortization	15,221	11,323
Amortization of intangible assets	4,043	2,124
Deferred income taxes	(890)	(3,924)
Tax benefit relating to exercise of stock options	800	2,333
Excess tax benefits from share-based compensation	(717)	—
Gain on disposal of property, plant and equipment	(205)	(95)
Minority Interest and other	2,424	1,617
Changes in operating assets and liabilities:
Increase in trade receivables	(105,237)	(55,532)
Increase in other current assets	(4,883)	(3,362)
Increase in trade payables	25,254	19,644
Increase in accrued liabilities and other current liabilities	26,544	6,521

Net cash provided by operating activities	7,515	22,495

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,881)	(9,020)
Proceeds from disposal of property, plant and equipment	1,151	316
Increase in other non-current assets	(5,948)	(768)
Acquisitions and contingent earn-out payments	(199,284)	(22,675)
Other	(1,165)	(754)

Net cash used in investing activities	(216,127)	(32,901)

FINANCING ACTIVITIES:
Decrease in borrowings under bank lines of credit	(26,661)	(4,787)
Decrease in short-term borrowings	(1,148)	(417)
Increase in long-term borrowings	586	13,715
Repayment of long-term borrowings	(1,887)	(310)
Net proceeds from the issuance of senior notes	198,739	—
Repayments of capital lease obligations	(4,260)	(2,324)
Decrease in minority interests	—	(474)
Net proceeds from the issuance of ordinary shares	7,548	6,151
Excess tax benefits from share-based compensation	717	—
Dividends paid	(5,775)	(4,672)

Net cash provided by financing activities	167,859	6,882

Effect of foreign exchange rate changes	(10,229)	(9,838)

Net decrease in cash and cash equivalents	(50,982)	(13,362)
Cash and cash equivalents at beginning of period	246,510	178,132

Cash and cash equivalents at end of period	$195,528	$164,770

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and six months ended July 31, 2006 and 2005 (Unaudited)
NOTE 1. Presentation of Financial Statements
Restatement
The accompanying consolidated balance sheets as of July 31, 2006 and January 31, 2006 and the consolidated income statements for the three- and six-month periods ended July 31, 2006 and 2005 and consolidated statements of cash flows for the six-month periods ended July 31, 2006 and 2005 have been restated. The nature of the restatement and the effect on the financial statement line items are discussed in Note 12, “Restatement of Previously Issued Financial Statements,” (Note 12) to the consolidated financial statements.
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three- and six-month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007 or any other future periods.
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

On January 25, 2002, the Company completed the acquisition of Grupo SLi and Union, S.L. (collectively, SLi), a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. The Company acquired SLi for an initial cash payment of approximately $14,000. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. The Company has satisfied its obligations in relation to each of the fiscal years ended January 31, 2003 through 2005 resulting in additional cash payments of $34,000 and the issuance of 626,901 shares for total additional consideration of $49,100, which includes $30,280 made in June of 2005, consisting of a $15,140 cash payment and the issuance of 626,901 shares of common stock valued at $15,140. The final earn-out period ended on January 31, 2006 and the Company expects to finalize the final payment during the quarter ended October 31, 2007. This payment will be comprised of a $6,461 cash payment and the issuance of 1.5 million shares of common stock valued at $34,935. The final payment is anticipated to be made during the third quarter ending October 31, 2006. A portion of the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. See Note 10, “Share-based Compensation” (Note 10) and Note 12 to the consolidated financial statements.
The following table shows the supplemental pro forma information as though the Company’s acquisitions had occurred as of February 1, 2005.

	Three months ended July 31,			Six months ended July 31,
			Diluted			Diluted
	Gross	Net	earnings	Gross	Net	earnings
	Revenue	income	per share *	revenue	income	per share *
2006:
As reported	$890,073	$34,504	$0.35	$1,663,773	$53,828	$0.54
Acquisitions	—	—	0.00	31,578	83	0.00

Total	$890,073	$34,504	0.35	$1,695,351	$53,911	0.54

2005:
As reported	$686,232	$10,869	$0.11	$1,316,425	$28,539	$0.29
Acquisitions	98,513	2,021	0.02	198,532	3,971	0.04

Total	$784,745	$12,890	0.13	$1,514,957	$32,510	0.33

*	Diluted pro forma earnings per share were calculated using 99,817,022 and 99,397,847 diluted ordinary shares for the three- and six-month periods ended July 31, 2006, respectively, and 97,773,738 and 97,683,183 diluted ordinary shares for the three- and six-month periods ended July 31, 2005, respectively.
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
NOTE 2. Recent Accounting Pronouncements
In July 2006, the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. In addition, FIN No. 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. FIN No. 48 is effective for all fiscal years beginning after December 15, 2006, and the Company’s adoption could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions with a corresponding adjustment to retained earnings in the consolidated balance sheets. The Company is currently assessing the effect, if any, of FIN No. 48 on the consolidated results of operations and financial position.

NOTE 3. Earnings per Share

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$34,504	$10,869	$53,828	$28,539
Weighted average number of ordinary shares	96,300,764	93,764,889	95,897,315	93,398,286

Basic earnings per share	$0.36	$0.12	$0.56	$0.31

Diluted earnings per share:
Net income	$34,504	$10,869	$53,828	$28,539
Weighted average number of ordinary shares	96,300,764	93,764,889	95,897,315	93,398,286
Incremental shares required for diluted earnings per share related to stock options and restricted stock units	3,516,258	4,008,849	3,500,532	4,284,897

Diluted weighted average number of shares	99,817,022	97,773,738	99,397,847	97,683,183

Diluted earnings per share	$0.35	$0.11	$0.54	$0.29

Cash dividends declared per share	$—	$—	$0.06	$0.05

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
NOTE 4. Other Comprehensive Income/(Loss)

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Net income	$34,504	$10,869	$53,828	$28,539
Other comprehensive loss:
Foreign exchange translation adjustments	(12,200)	(10,888)	(5,169)	(14,161)

Comprehensive income/(loss)	$22,304	$(19)	$48,659	$14,378

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

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended July 31, 2006
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$215,863	$299,979	$229,949	$144,282	$—	$890,073

Net revenue	$63,942	$133,612	$38,703	$69,154	$—	$305,411
Staff costs	24,430	76,930	16,461	29,474	3,051	150,346
Depreciation and amortization	1,611	2,722	858	2,083	511	7,785
Amortization of intangible assets	—	1,915	114	163	—	2,192
Other operating expenses	17,829	38,948	9,720	24,040	4,053	94,590

Operating income/(loss)	$20,072	$13,097	$11,550	$13,394	$(7,615)	50,498

Interest income						2,174
Interest expense						(5,860)
Losses on foreign exchange						(253)

Pretax income						46,559
Provision for income taxes						10,602

Income before minority interests						$35,957

Capital expenditures	$2,036	$4,088	$1,560	$3,458	$13	$11,155

Segment assets at quarter-end	$274,200	$621,060	$254,013	$364,659	$14,547	$1,528,479

	Three months ended July 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$179,212	$171,172	$207,406	$128,442	$—	$686,232

Net revenue	$52,280	$92,056	$34,076	$59,853	$—	$238,265
Staff costs	38,902	55,472	14,138	25,487	2,774	136,773
Depreciation and amortization	1,411	1,126	772	1,867	443	5,619
Amortization of intangible assets	—	735	78	169	—	982
Other operating expenses	14,308	25,712	8,152	21,521	2,633	72,326

Operating (loss)/income	$(2,341)	$9,011	$10,936	$10,809	$(5,850)	22,565

Interest income						1,405
Interest expense						(2,100)
Losses on foreign exchange						(536)

Pretax income						21,334
Provision for income taxes						9,746

Income before minority interests						$11,588

Capital expenditures	$2,210	$1,887	$748	$3,776	$—	$8,621

Segment assets at quarter-end	$226,537	$322,651	$226,798	$316,530	$8,377	$1,110,893

	Six months ended July 31, 2006
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$399,956	$540,794	$437,629	$285,394	$—	$1,663,773

Net revenue	$118,271	$249,108	$74,340	$135,320	$—	$577,039
Staff costs	53,293	147,376	31,393	59,592	6,575	298,229
Depreciation and amortization	3,019	5,327	1,693	4,167	1,015	15,221
Amortization of intangible assets	—	3,468	229	346	—	4,043
Other operating expenses	33,936	70,903	18,751	48,426	7,050	179,066

Operating income/(loss)	$28,023	$22,034	$22,274	$22,789	$(14,640)	80,480

Interest income						3,955
Interest expense						(10,508)
Losses on foreign exchange						(68)

Pretax income						73,859
Provision for income taxes						17,696

Income before minority interests						$56,163

Capital expenditures	$5,210	$7,134	$2,774	$5,910	$15	$21,043

Segment assets at quarter-end	$274,200	$621,060	$254,013	$364,659	$14,547	$1,528,479

	Six months ended July 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total
Gross revenue from external customers	$341,195	$327,950	$389,120	$258,160	$—	$1,316,425

Net revenue	$101,908	$172,480	$62,803	$122,272	$—	$459,463
Staff costs	66,050	102,003	26,599	52,854	5,025	252,531
Depreciation and amortization	2,826	2,242	1,465	3,852	938	11,323
Amortization of intangible assets	—	1,691	78	355	—	2,124
Other operating expenses	27,770	50,411	15,413	45,394	4,814	143,802

Operating income/(loss)	$5,262	$16,133	$19,248	$19,817	$(10,777)	49,683

Interest income						2,918
Interest expense						(4,336)
Losses on foreign exchange						(462)

Pretax income						47,803
Provision for income taxes						17,612

Income before minority interests						$30,191

Capital expenditures	$4,251	$3,323	$1,549	$5,741	$—	$14,864

Segment assets at quarter-end	$226,537	$322,651	$226,798	$316,530	$8,377	$1,100,893

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Gross revenues:
Airfreight forwarding	$341,532	$300,786	$649,102	$579,066
Ocean freight forwarding	234,216	201,988	440,749	388,623
Customs brokerage	22,019	20,136	41,824	40,444
Contract logistics	125,367	110,172	243,986	204,758
Distribution and other	166,939	53,150	288,112	103,534

	$890,073	$686,232	$1,663,773	$1,316,425

Net revenues:
Airfreight forwarding	$81,485	$71,946	$156,374	$142,475
Ocean freight forwarding	36,281	29,288	67,810	54,872
Customs brokerage	21,636	19,439	40,795	39,002
Contract logistics	108,678	92,842	208,376	171,622
Distribution and other	57,331	24,750	103,684	51,492

	$305,411	$238,265	$577,039	$459,463

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the six months ended July 31, 2006 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total
Balance as of February 1, 2006	$41,774	$99,197	$76,874	$73,704	$291,549
Acquisitions and contingent earn-out payments	1,258	135,326	1,524	432	138,540
Foreign currency translation and other adjustments	(760)	3,645	(2,081)	(2,893)	(2,089)

Balance as of July 31, 2006	$42,272	$238,168	$76,317	$71,243	$428,000

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
The amortizable intangible assets as of July 31, 2006 and January 31, 2006 relate primarily to the estimated fair value of the customer contracts and relationships acquired in respect of certain acquisitions. The carrying values of amortizable intangible assets as of July 31, 2006 and January 31, 2006 are as follows:

			Net
	Gross carrying	Accumulated	carrying
	Value	amortization	value
As of July 31, 2006:
Customer contracts and relationships	$69,257	$(9,825)	$59,432
Non-compete agreements	2,142	(1,827)	315
Computer software and other	1,370	(211)	1,159

Total	$72,769	$(11,863)	$60,906

			Net
	Gross carrying	Accumulated	carrying
	Value	amortization	value
As of January 31, 2006:
Customer contracts and relationships	$41,164	$(6,587)	$34,577
Non-compete agreements	2,124	(1,233)	891

Total	$43,288	(7,820)	35,468

Amortization expense totaled $2,192 and $4,043 for the three- and six-month periods ended July 31, 2006, respectively, and $982 and $2,124 for the three- and six-month periods ended July 31, 2005, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31.

2007	$8,180
2008	7,588
2009	7,444
2010	6,848
2011	6,507
In addition to the amortizable intangible assets, the Company also had $6,441 and $6,552 of intangible assets not subject to amortization as of July 31, 2006 and January 31, 2006, respectively, related to trademarks acquired primarily with International Healthcare Distributors (Pty.) Limited.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Six months ended
	July 31,
	2006	2005
Net cash paid for:
Interest	$6,022	$1,301
Income taxes	18,859	8,800
Non-cash activities:
Capital lease obligations incurred to acquire assets	10,162	5,844
Value of shares issued as acquisition earn-out payment	—	15,140
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
Total share-based compensation expense recognized for the three months ended July 31, 2006 was a credit of $8,529 and $8,667 for the six months ended July 31, 2006, pre-tax. This included expenses of $1,954 and $4,000 related to stock options, expenses of $332 and $1,070 related to restricted shares and a credit of $10,815 and a credit of $13,737 related to the SLi Share-based Compensation Arrangement for the three- and six-months ended July 31, 2006, respectively. The total tax impact recognized in the income statement for share-based compensation for the three- and six-month periods ended July 31, 2006 was a benefit of $524 and $990, respectively. Total share-based compensation expense recognized for the three months ended July 31, 2005 was an expense of $11,988 and an expense of $13,307 for the six months ended July 31, 2005, pre-tax. This included $742 and $2,074 related to stock options and restricted shares and an expense of $11,246 and $11,233 related to the SLi Share-based Compensation Arrangement for the three- and six-months ended July 31, 2005, respectively. The total tax impact recognized in the income statement for share-based compensation for the three- and six-month periods ended July 31, 2005 was a benefit of $116 and $134, respectively.
As of January 31, 2006, the Company had accrued $53,914 classified in trade payables and accrued liabilities in the consolidated balance sheet associated with the final amount payable in relation to the SLi Share-based Compensation Arrangement. As of July 31, 2006, the Company had accrued $40,177 classified in trade payables and accrued liabilities in the consolidated balance sheet associated with the final amount payable in relation to the SLi Share-based Compensation Arrangement.
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
The following table details the effect on net income and earnings per share had share-based compensation expense been recorded based on the fair value method under SFAS No. 123:

	Three months	Six months
	ended	ended
	July 31, 2005	July 31, 2005
Net income as reported	$10,869	$28,539
Add: Total stock-based compensation expense included in reported net income, net of income taxes	11,872	13,173
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(13,919)	(16,332)

Pro forma net income	$8,822	$25,380

Earnings per share, as reported:
Basic earnings per share	$0.12	$0.31
Diluted earnings per share	0.11	0.29

Earnings per share, pro forma:
Basic earnings per share	$0.09	$0.27
Diluted earnings per share	0.09	0.26
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
As a result of the foregoing, the Company has restated its historical consolidated balance sheets as of July 31, 2006 and January 31, 2006, its consolidated income statements for the three- and six-month periods ended July 31, 2006 and 2005 and consolidated statements of cash flows for the six months ended July 31, 2006 and 2005 from the amounts previously reported.

As a result of the Earn-out Arrangement Adjustment, the Company increased pretax income by $10,815 and $13,737 for the three- and six-month periods ended July 31, 2006, respectively, and reduced pretax income by $11,246 and $11,233 for the three- and six-month periods ended July 31, 2005, respectively.
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
The following table sets forth a reconciliation of previously reported and restated net income for the periods shown.

	Net Income		Net Income
	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Previously reported	$23,696	$22,343	$40,288	$40,112
Adjustments:
Earn-out Arrangement Adjustment	10,815	(11,246)	13,737	(11,233)
Other Adjustments	(7)	(228)	(197)	(340)

Total adjustments	10,808	(11,474)	13,540	(11,573)

Restated	$34,504	$10,869	$53,828	$28,539

The impact on the consolidated income statements, as a result of the aforementioned adjustments, is as follows.

	Three months ended		Six months ended
	July 31, 2006		July 31, 2006
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Staff costs	$161,202	$150,346	$311,966	$298,229
Depreciation and amortization	7,533	7,785	14,969	15,221
Other operating expenses	94,744	94,590	179,154	179,066
Operating income	39,740	50,498	66,907	80,480
Interest income	2,422	2,174	3,955	3,955
Interest expense	(5,825)	(5,860)	(10,405)	(10,508)
Pretax income	36,084	46,559	60,389	73,859
Provision for income taxes	10,847	10,602	17,678	17,696
Income before minority interests	25,237	35,957	42,711	56,163
Minority interests	(1,541)	(1,453)	(2,423)	(2,335)
Net income	23,696	34,504	$40,288	$53,828

Basic earnings per share	$0.25	$0.36	$0.42	$0.56
Diluted earnings per share	$0.24	$0.35	$0.41	$0.54

	Three months ended		Six months ended
	July 31, 2005		July 31, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Staff costs	$125,526	$136,773	$241,297	$252,531
Other operating expenses	72,490	72,326	144,144	143,802
Operating income	33,648	22,565	60,575	49,683
Pretax income	32,417	21,334	58,695	47,803
Provision for income taxes	9,355	9,746	16,931	17,612
Income before minority interests	23,062	11,588	41,764	30,191
Net income	22,343	10,869	40,112	28,539

Basic earnings per share	$0.24	$0.12	$0.43	$0.31
Diluted earnings per share	$0.23	$0.11	$0.41	$0.29
The impact on the consolidated balance sheets, as a result of the aforementioned adjustments, is presented below.

	July 31, 2006		January 31, 2006
	As previously	As	As previously	As
	reported	restated	reported	restated
ASSETS
Other current assets	$55,324	$54,689	$39,172	$39,172
Total current assets	894,694	894,059	792,189	792,189
Property, plant and equipment, net	110,090	108,747	80,443	79,342
Goodwill	501,061	428,000	326,959	291,549
Other intangible assets, net	67,088	67,347	42,412	42,020
Deferred income tax assets	7,705	8,422	4,027	3,704
Total assets	$1,602,542	$1,528,479	$1,258,764	$1,221,538

LIABILITIES & SHAREHOLDERS’ EQUITY
Trade payables and other accrued liabilities	$530,901	$570,705	$465,100	$519,011
Income taxes payable	20,057	21,271	22,904	23,498
Total current liabilities	636,941	677,959	595,505	650,010
Deferred income tax liabilities	27,605	27,401	11,593	11,181
Other	10,953	14,170	4,960	8,977

Minority interests	24,551	19,182	25,219	19,204

Shareholders’ equity:
Common stock	410,273	373,253	368,159	368,159
Deferred compensation related to restricted share units	—	—	(8,324)	(8,324)
Retained earnings	288,065	212,046	253,573	163,993
Accumulated other comprehensive loss	(32,112)	(31,798)	(26,888)	(26,629)
Total shareholders’ equity	666,226	553,501	586,520	497,199
Total liabilities and shareholders’ equity	$1,602,542	$1,528,479	$1,258,764	$1,221,538
The impact on the consolidated statements of cash flows, as a result of the aforementioned adjustments, is presented below.

	Six months ended		Six months ended
	July 31, 2006		July 31, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
OPERATING ACTIVITIES:
Net income	$40,288	$53,828	$40,112	$28,539
Share-based compensation (benefits)/costs, net	5,070	(8,667)	2,073	13,307
Depreciation and amortization	14,969	15,221	11,323	11,323
Deferred income taxes	30	(890)	(3,419)	(3,924)
Increase in other current assets	(5,517)	(4,883)	(3,362)	(3,362)
Increase in trade payables	25,692	25,254	19,644	19,644
Increase in accrued liabilities and other current liabilities	25,875	26,544	19,008	6,521
Net cash provided in operating activities	7,515	7,515	35,826	22,495

INVESTING ACTIVITIES:
Acquisitions and contingent earn-out payments	(199,284)	(199,284)	(36,006)	(22,675)
Net cash used in investing activities	(216,127)	(216,127)	(46,232)	(32,901)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for changes relating to the restatement and other adjustments described below, the information included in Item 2 in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing. See “Explanatory Note Regarding Restatement” above for details of the restatement, which we refer to as the Explanatory Note. Events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006, and reports filed with the SEC subsequent to the date of this filing, including amendments. The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement.
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
We concluded that a portion of the earn-out arrangement represents costs of the acquisition while a portion of the earn-out arrangement represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. See Note 10 for discussion of “SLi Share-based Compensation Arrangement” (Note 10). For fiscal years through January 31, 2006 the resulting compensation arrangement is accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25 (FIN No. 28). Beginning with our 2007 fiscal year and the adoption of FASB Statement No. 123R, Share-Based Payment (SFAS No. 123R) the resulting compensation arrangement is accounted for under SFAS No. 123R.
As a result of the foregoing, we have restated our historical consolidated balance sheets as of July 31, 2006 and January 31, 2006 and our consolidated income statements for the three- and six-month periods ended July 31, 2006 and 2005 and consolidated statements of cash flows for the six months ended July 31, 2006 and 2005 from the amounts previously reported.
As a result of the Earn-out Arrangement Adjustment, we increased pretax income by $10.8 million and $13.7 million for the three- and six-month periods ended July 31, 2006, respectively and reduced pretax income by $11.2 million and $11.2 million for the three- and six-month periods ended July 31, 2005, respectively.
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
The following table sets forth a reconciliation of previously reported and restated net income for the periods shown (in thousands).

	Net Income		Net Income
	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Previously reported	$23,696	$22,343	$40,288	$40,112
Adjustments:
Earn-out Arrangement Adjustment	10,815	(11,246)	13,737	(11,233)
Other Adjustments	(7)	(228)	(197)	(340)

Total adjustments	10,808	(11,474)	13,540	(11,573)

Restated	$34,504	$10,869	$53,828	$28,539

The impact on the consolidated income statements, as a result of the aforementioned adjustments, is as follows (in thousands).

	Three months ended		Six months ended
	July 31, 2006		July 31, 2006
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Staff costs	$161,202	$150,346	$311,966	$298,229
Depreciation and amortization	7,533	7,785	14,969	15,221
Other operating expenses	94,744	94,590	179,154	179,066
Operating income	39,740	50,498	66,907	80,480
Interest income	2,422	2,174	3,955	3,955
Interest expense	(5,825)	(5,860)	(10,405)	(10,508)
Pretax income	36,084	46,559	60,389	73,859
Provision for income taxes	10,847	10,602	17,678	17,696
Income before minority interests	25,237	35,957	42,711	56,163
Minority interests	(1,541)	(1,453)	(2,423)	(2,335)
Net income	23,696	34,504	$40,288	$53,828

Basic earnings per share	$0.25	$0.36	$0.42	$0.56
Diluted earnings per share	$0.24	$0.35	$0.41	$0.54

	Three months ended		Six months ended
	July 31, 2005		July 31, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Staff costs	$125,526	$136,773	$241,297	$252,531
Other operating expenses	72,490	72,326	144,144	143,802
Operating income	33,648	22,565	60,575	49,683
Pretax income	32,417	21,334	58,695	47,803
Provision for income taxes	9,355	9,746	16,931	17,612
Income before minority interests	23,062	11,588	41,764	30,191
Net income	22,343	10,869	40,112	28,539

Basic earnings per share	$0.24	$0.12	$0.43	$0.31
Diluted earnings per share	$0.23	$0.11	$0.41	$0.29
The impact on the consolidated balance sheets, as a result of the aforementioned adjustments, is presented below (in thousands).

	July 31, 2006		January 31, 2006
	As previously	As	previously	As
	reported	restated	reported	restated
ASSETS
Other current assets	$55,324	$54,689	$39,172	$39,172
Total current assets	894,694	894,059	792,189	792,189
Property, plant and equipment, net	110,090	108,747	80,443	79,342
Goodwill	501,061	428,000	326,959	291,549
Other intangible assets, net	67,088	67,347	42,412	42,020
Deferred income tax assets	7,705	8,422	4,027	3,704
Total assets	1,602,542	1,528,479	1,258,764	1,221,538

LIABILITIES & SHAREHOLDERS’ EQUITY
Trade payables and other accrued liabilities	530,901	570,705	465,100	519,011
Income taxes payable	20,057	21,271	22,904	23,498
Total current liabilities	636,941	677,959	595,505	650,010
Deferred income tax liabilities	27,605	27,401	11,593	11,181
Other	10,953	14,170	4,960	8,977

Minority interests	24,551	19,182	25,219	19,204

Shareholders’ equity:
Common stock	410,273	373,253	368,159	368,159
Deferred compensation related to restricted share units	—	—	(8,324)	(8,324)
Retained earnings	288,065	212,046	253,573	163,993
Accumulated other comprehensive loss	(32,112)	(31,798)	(26,888)	(26,629)
Total shareholders’ equity	666,226	553,501	586,520	497,199

Total liabilities and shareholders’ equity	1,602,542	1,528,479	1,258,764	1,221,538
The impact on the consolidated statements of cash flows, as a result of the aforementioned adjustments, is presented below (in thousands).

	Six months ended		Six months ended
	July 31, 2006		July 31, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
OPERATING ACTIVITIES:
Net income	$40,288	$53,828	$40,112	$28,539
Share-based compensation (benefits)/costs, net	5,070	(8,667)	2,073	13,307
Depreciation and amortization	14,969	15,221	11,323	11,323
Deferred income taxes	30	(890)	(3,419)	(3,924)
Increase in other current assets	(5,517)	(4,883)	(3,362)	(3,362)
Increase in trade payables	25,692	25,254	19,644	19,644
Increase in accrued liabilities and other current liabilities	25,875	26,544	19,008	6,521
Net cash provided in operating activities	7,515	7,515	35,826	22,495

INVESTING ACTIVITIES:
Acquisitions and contingent earn-out payments	(199,284)	(199,284)	(36,006)	(22,675)
Net cash used in investing activities	(216,127)	(216,127)	(46,232)	(32,901)

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
On January 25, 2002, we completed the acquisition of Grupo SLi and Union, SLi, which we refer to collectively as SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. We acquired SLi for an initial cash payment of approximately $14.0 million. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. We have satisfied our obligations in relation to each of the fiscal years 2003 through 2005 resulting in additional cash payments of $34.0 million and the issuance of 626,901 shares valued at $15.1 million for total consideration of $63.1 million. Of the total consideration $30.3 million was made in June of 2005, consisting of a $15.1 million cash payment and the issuance of 626,901 shares of common stock valued at $15.1 million. The final earn-out period ended on January 31, 2006 and we made the final payment in September 2006. A portion of the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date. See Note 10, “Share-based Compensation” (Note 10) and Note 12, “Restatement of Previously Issued Financial Statements” (Note 12), to the consolidated financial statements.
Effective March 7, 2006, we acquired Portland, Oregon-based Market Industries Ltd., which we refer to as Market Transport Services, a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in truck brokerage, for approximately $197.1 million in cash. The initial purchase price is subject to certain closing, working capital and tax-related adjustments. The acquisition of Market Transport Services was funded by a combination of our cash reserves and the proceeds of a $150.0 million senior secured six-month term credit facility. The allocation of the purchase price to the acquired assets and assumed liabilities has not yet been finalized. The acquisition of Market Transport Services was funded by a combination of our cash reserves and the proceeds of a $150.0 million senior secured six-month term credit facility, which we refer to as the Bridge Facility. On July 13, 2006, we issued $200.0 million of senior unsecured guaranteed notes, which we refer to as the Senior Notes, and utilized $150.0 million of those proceeds to repay the above mentioned $150.0 million Bridge Facility. Additional information regarding the Bridge Facility and the Senior Notes are discussed in this item under “Credit Facilities and Senior Notes”.
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
In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q/A, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (together with any amendments thereto or additions and changes thereto contained in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2006, this Form 10-Q/A and any subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services (including contract logistics services) are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the three- and six-month periods ended July 31, 2006 and 2005, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended July 31,
	2006			2005
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$215,863	$63,942	$20,072	$179,212	$52,280	$(2,341)
Americas	299,979	133,612	13,097	171,172	92,056	9,011
Asia Pacific	229,949	38,703	11,550	207,406	34,076	10,936
Africa	144,282	69,154	13,394	128,442	59,853	10,809
Corporate	—	—	(7,615)	—	—	(5,850)

Total	$890,073	$305,411	$50,498	$686,232	$238,265	$22,565

	Change to three months ended July 31, 2006
	from three months ended July 31, 2005
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
Europe	$36,651	$11,662	$22,413	20%	22%	957%
Americas	128,807	41,556	4,086	75	45	45
Asia Pacific	22,543	4,627	614	11	14	6
Africa	15,840	9,301	2,585	12	16	24
Corporate	—	—	(1,765)	—	—	30

Total	$203,841	$67,146	$27,933	30%	28%	124%

	Six months ended July 31,
	2006			2005
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	Income
Europe	$399,956	$118,271	$28,023	$341,195	$101,908	$5,262
Americas	540,794	249,108	22,034	327,950	172,480	16,133
Asia Pacific	437,629	74,340	22,274	389,120	62,803	19,248
Africa	285,394	135,320	22,789	258,160	122,272	19,817
Corporate	—	—	(14,640)	—	—	(10,777)

Total	$1,663,773	$577,039	$80,480	$1,316,425	$459,463	$49,683

	Change to six months ended July 31, 2006
	from six months ended July 31, 2005
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	Income
Europe	$58,761	$16,363	$22,761	17%	16%	433%
Americas	212,844	76,628	5,901	65	44	37
Asia Pacific	48,509	11,537	3,026	12	18	16
Africa	27,234	13,048	2,972	11	11	15
Corporate	—	—	(3,863)	—	—	36

Total	$347,348	$117,576	$30,797	26%	26%	62%

All of our regions reported improvements in gross and net revenues for the second quarter and first half of fiscal 2007 when compared to the corresponding prior year periods.
Our Europe region showed improvements in gross and net revenues for the second quarter and first half of fiscal 2007 versus the comparable prior year periods primarily due to organic growth in air and ocean freight forwarding revenues, which were driven primarily by higher shipment volumes during the second quarter and first half of fiscal 2007 compared to the comparable prior year periods of fiscal 2006 and to increases in our contract logistics gross and net revenues during the second quarter and first half of fiscal 2007 compared to the corresponding prior year period. We estimate that the impact of currency exchange rates on our gross and net revenues for our Europe region, when reported in U.S. dollars, was favorable by approximately 3% in the second quarter and unfavorable by approximately 2% in the first half of fiscal 2007 when compared to the currency exchange rates in effect in the corresponding prior year period. The SLi Share-based Arrangement contributed $10.8 million and $13.7 million to our Europe region’s operating income as we recognized a reduction in staff cost for the second quarter and first half of fiscal 2007, respectively, compared to an expense of $11.2 million and $11.2 million in the second quarter and first half of fiscal 2006, respectively. The arrangement is classified as a liability and accordingly, decreases in the market price of our ordinary shares generally reduces the amount of compensation expense we record and the associated liability.
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
The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Net revenues:
Airfreight forwarding	27%	30%	27%	31%
Ocean freight forwarding	12	12	12	12
Customs brokerage	7	8	7	9
Contract logistics	35	39	36	37
Distribution and other	19	11	18	11

Total net revenues	100	100	100	100

Staff costs	49	57	52	55
Depreciation and amortization	3	2	3	2
Amortization of intangible assets	1	*	1	*
Other operating expenses	31	30	31	31

Operating income	17	9	14	11
Interest income	1	1	1	1
Interest expense	(2)	(1)	(2)	(1)
Losses on foreign exchange	*	*	*	*

Pretax income	15	9	13	10
Provision for income taxes	(3)	(4)	(3)	(4)
Minority interests	*	*	*	*

Net income	11%	5%	9%	6%

*	Less than one percent.

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
Staff costs increased $13.5 million, or 10%, to $150.3 million for the second quarter of fiscal 2007 from $136.8 million for the corresponding prior year period. The increase is primarily due to increased resources to accommodate the increase in business activity, particularly in our Americas region’s contract logistics service line and to the addition of personnel in connection with our acquisitions, including Market Transport Services and Concentrek, which we estimated were responsible for about one-third of the total increase. Staff costs in our contract logistics service line tend to be variable as we must staff to meet demand as our business activities in this service line increase. These increases were partially offset by decreases in share-based compensation expense. In the second quarter of fiscal 2007, $10.8 million was recorded as a credit or reduction to staff costs related to the SLi Share-based Compensation Arrangement compared to an expense of $11.2 million in the second quarter of fiscal 2006. The arrangement is classified as a liability and decreases in the market price of our ordinary shares generally reduces the amount of compensation expense we record. See Note 10 to consolidated financial statements. Total staff costs expressed as a percentage of net revenues decreased to 49% in the second quarter of fiscal 2007 from 57% in the second quarter of fiscal 2006.
Depreciation and amortization expense increased by $2.2 million, or 39%, to $7.8 million for the second quarter of fiscal 2007 over the second quarter of fiscal 2006 primarily due to the impact of our acquisitions, particularly Market Transport Services, and to a lesser degree our capital spending during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. When expressed as a percentage of net revenue, depreciation and amortization expense increased to 3% of net revenue in the second quarter of fiscal 2007 from 2% in the comparable prior year period.
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
Other operating expenses increased by $22.3 million, or 31%, to $94.6 million in the second quarter of fiscal 2007 compared to $72.3 million for the second quarter of fiscal 2006. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and from the additional operating costs incurred by our acquisitions since June 1, 2005, particularly Market Transport Services. Approximately $10.8 million of the increase was due to the impact of these acquisitions. Included in other operating expenses for the second quarter of fiscal 2007 are facilities and communications costs of $30.3 million compared to $26.8 million of such costs for the second quarter of fiscal 2006, representing an increase of 13%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the second quarter of fiscal 2007, selling, general and administrative costs increased 41% to $64.3 million compared to $45.5 million for the second quarter of fiscal 2006. The increase in selling, general and administrative costs was primarily a result of the impact of our acquisitions, particularly Market Transport Services, and, to a lesser degree, the increased level of business activity during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. When expressed as a percentage of net revenue, other operating expenses increased slightly to 31% for the second quarter of fiscal 2007 from 30% for the second quarter of fiscal 2006.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Interest expense increased in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 by $3.8 million, or 179%, to $5.9 million. Our interest expense increased primarily due to the interest expense associated with the addition of a $150.0 million Bridge Facility with LaSalle Bank N.A., which we refer to as LaSalle, which we obtained in connection with our acquisition of Market Transport Services in March 2006. We replaced the $150.0 million Bridge Facility on July 13, 2006 with a $200.0 million Senior Notes issuance on July 13, 2006. We expect that the increased borrowings will result in increased interest expense in the remaining quarters of fiscal 2007 compared to the comparable periods in the prior year. Additional information regarding the Bridge Facility and the Senior Notes are discussed in this item under “Credit Facilities and Senior Notes”.
Our effective income tax rate of 23% in the second quarter of fiscal 2007 was lower than the effective income tax rate of 46% in the corresponding prior year period primarily due to the SLi Share-based Compensation Arrangement discussed in Note 10. As previously discussed, we recorded a credit of $10.8 million in the second quarter of fiscal 2007 compared to an expense of $11.2 million in the second quarter of fiscal 2006 to compensation expense associated with the SLi Share-based Compensation Arrangement, with no associated tax impact. As such, the company’s effective tax rate decreased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to the impact of the SLi Share-based Compensation Arrangement. Additionally, our overall effective tax rate is also impacted by the geographic composition of our worldwide earnings.

Net income increased by $23.6 million, or 217%, to $34.5 million in the second quarter of fiscal 2007 as compared to the corresponding prior year period for the reasons listed above.
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
Staff costs increased $45.7 million, or 18%, to $298.2 million for the first half of fiscal 2007 from $252.5 million for the comparable prior year period, primarily as a result of the addition of personnel in connection with increased levels of business during the first half of fiscal 2007 as compared to the first half of fiscal 2006, as well as our acquisitions made since June 1, 2005. These increases were partially offset by decreases in share-based compensation expense. In the first half of fiscal 2007, $13.7 million was recorded as a credit or reduction to staff costs related to the SLi Share-based Compensation Arrangement compared to an expense of $11.2 million in the first half of fiscal 2006. The arrangement is classified as a liability and decreases in the market price of our ordinary shares generally reduces the amount of compensation expense we record. See Note 10 to consolidated financial statements. Total staff costs decreased to 52% when expressed as a percentage of net revenues for the first half of fiscal year 2007 as compared to 55% for the first half of fiscal year 2006.
Depreciation and amortization expense increased by $3.9 million, or 34%, to $15.2 million for the first half of fiscal 2007 over the first half of fiscal 2006 primarily due to capital spending undertaken, as well as the impact of our acquisitions made since June 1, 2005.
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
Other operating expenses increased by $35.3 million, or 25%, to $179.1 million in the first half of fiscal 2007 compared to $143.8 million for the first half of fiscal 2006. Of this increase approximately 52% was due to increased costs associated with higher volumes and organic growth. Secondarily, the increase was caused by the additional operating costs incurred by our acquisitions from their effective dates, including Market Transport Services, Perfect Logistics and Concentrek. Included in other operating expenses for the first half of fiscal 2007 are facilities and communications costs of $59.0 million compared to $51.2 million of such costs for the first half of fiscal 2006, representing an increase of 15%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the first half of fiscal 2007 as compared to the first half of fiscal 2006 and secondarily to the costs associated with the organic business growth. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first half of fiscal 2007, selling, general and administrative costs increased 30% to $120.1 million compared to $92.6 million for the first half of fiscal 2006. The increase in selling, general and administrative costs was primarily a result of increased costs related to our domestic courier and trucking services, professional fees, insurance-type claims and other miscellaneous expenses along with the impact of acquisitions. When expressed as a percentage of net revenue, other operating expenses remained constant at 31% for the first half of fiscal 2007 when compared to the first half of fiscal 2006.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Interest income and interest expense increased in the first half of fiscal 2007 as compared to the first half of fiscal 2006 by $1.0 million, or 36%, and $6.2 million, or 142%, respectively. Our interest expense increased primarily due to the interest expense associated with the addition of a $150.0 million Bridge Facility. In July 2006, we issued the Senior Notes and a portion of the proceeds of the Senior Notes was used to repay the Bridge Facility and we also entered into an unsecured $250.0 million global credit facility pursuant to an agreement, which we refer to as the Facility Agreement. We expect that the increased borrowings will result in increased interest expense in the remaining half of fiscal 2007 compared to the comparable period in the prior year. Additional information regarding the Bridge Facility and the Senior Notes are discussed in this item under “Credit Facilities and Senior Notes”.
The effective income tax rate of 24% in the first half of fiscal 2007 decreased from the effective income tax rate in the prior year comparable period of 37% primarily due to the SLi Share-based Compensation Arrangement discussed in Note 10. As previously discussed, we recorded a credit of $13.7 million in the first half of fiscal 2007 compared to an expense of $11.2 million in the first half of fiscal 2006 to compensation expense associated with the SLi Share-based Compensation Arrangement, with no associated tax impact. As such, our effective tax rate decreased in the first half fiscal 2007 compare to the comparable prior year period primarily due to the impact of the SLi Share-based Compensation Arrangement. Additionally, our overall effective tax rate is also impacted by the geographic composition of our worldwide earnings.

Net income increased by $25.3 million, or 89%, to $53.8 million in the first half of fiscal 2007 as compared to $28.5 million in the prior year period for the reasons discussed above.
Liquidity and Capital Resources
As of July 31, 2006, our cash and cash equivalents totaled $195.5 million, representing a decrease of $51.0 million from January 31, 2006, as a result of using a net amount of $40.8 million of cash in our operating, investing and financing activities and a negative impact of $10.2 million related to the effect of foreign exchange rate changes on our cash balances.
During the first half of fiscal 2007, we generated approximately $7.5 million in net cash from operating activities. This resulted from net income of $53.8 million plus depreciation and amortization of intangible assets totaling $19.3 million, plus an increase in trade payables and other current liabilities of $51.8 million which was offset by an increase in trade receivables and other current assets of $110.1 million and other items totaling $7.3 million.
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
We have a number of potential earn-out payments related to certain acquisitions. There are two remaining contingent earn-out payments related to our acquisition of ET Logistics, S.L. (which we refer to as ET Logistics) that will be calculated based on the future performance of the acquired operation for each of the fiscal years ending January 31, 2008. The maximum amount due to the selling shareholders, in aggregate is 1.5 million euros (equivalent to approximately $1.9 million as of July 31, 2006). We are not required to pay any amounts pursuant to our one remaining contingent earn-out payment related to our acquisition of Unigistix Inc. for the twelve-month period ended October 31, 2006 as the terms for the payment under the acquisition agreement were not realized. Our acquisition of Perfect Logistics contains three remaining earn-out payments which will be based on the acquired operation’s future earnings over each of the next three twelve-month periods in the period ending May 31, 2009 and which are subject to a cumulative maximum U.S. dollar equivalent of approximately $5.5 million as of July 31, 2006. In addition, we anticipate making four contingent earn-out payments, totaling at least $1.2 million and subject to a maximum of $7.5 million, related to our acquisition of Concentrek which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and four contingent earn-out payments related to our acquisition of Logica which will be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2010 and which are subject to a maximum of 10.0 million euros (equivalent to approximately $12.8 million as of July 31, 2006) and offset against the initial purchase price. In November 2006, we completed the acquisition of Span for $22.0 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million in total, based on the future performance of Span for the twelve-month period ending January 31, 2008. We anticipate that the earn-out payments would generally be funded from a combination of our current cash balances, cash generated from future operations and future debt financing.
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
Although the company does not believe the restatement described in Note 12 gave rise to any defaults or events of default under the Senior Notes or the Facility Agreement, there can be no assurance that the noteholders or lenders thereunder will not claim otherwise.
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
There have been no significant changes in the company’s critical accounting policies during the second quarter of fiscal 2007 except as set forth below.
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
Item 4. Controls and Procedures
As discussed in Part II, Item 9A “Controls and Procedures” of our 2006 Form 10-K/A Report, we identified a material weakness in internal control over financial reporting with respect to the design and implementation of controls regarding the review and analysis of complex business combinations. As of the date of filing this Quarterly Report on Form 10-Q/A for the fiscal 2007 quarter ended July 31, 2006, that material weakness has not been remediated. We are currently in the process of improving and strengthening the design and implementation of controls regarding the review and analysis of complex business combinations, and this will be completed in the near future.

As of July 31, 2006, the end of the period covered by this report, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the company re-evaluated its assessment of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rules 13a – 15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of the existence of the material weakness in internal control over financial reporting described above, each has concluded that our disclosure controls and procedures were ineffective.
The company’s evaluation of the additional controls required to address the abovementioned material weakness is ongoing. As we are in the process of improving and strengthening the design and implementation of controls regarding the review and analysis of complex business combinations, the company performed additional procedures with respect to prior complex business combinations in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These additional procedures included a review of the transaction documentation associated with prior acquisitions containing earn-out arrangements by personnel with adequate accounting knowledge. As a result of these additional procedures and notwithstanding management’s assessment that internal control over financial reporting was ineffective as of July 31, 2006, and the associated material weakness, the company believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A correctly present the financial position, results of operations and cash flows for the fiscal periods covered thereby in all material respects.
No change in the company’s internal control over financial reporting has occurred during the second fiscal quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
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