Form 10-K
period 2007-01-31
UTi WORLDWIDE INC
filed 2007-04-02
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
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

310.604.3311
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Ordinary shares, no par value	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No  ☑

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, or July 31, 2006, was $1.6 billion computed by reference to the closing price of the registrant’s ordinary shares on such date, as quoted on the Nasdaq Stock Market.

At March 30, 2007, the number of shares outstanding of the registrant’s ordinary shares was 98,664,420.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, which is expected to be filed on or before May 31, 2007 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

UTi Worldwide Inc.

Annual Report on Form 10-K
For the Year Ended January 31, 2007

i

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

PART I

ITEM 1.  Business

History and Development of the Company

We are an international, non-asset-based supply chain services and solutions company that provides services through a network of offices and contract logistics centers. We were incorporated in the British Virgin Islands on January 30, 1995 under the International Business Companies Act as an international business company and operate under the British Virgin Islands legislation governing corporations. The address and telephone number of our registered office are 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands and (284) 494-4567, respectively. Our registered agent is Midocean Management and Trust Services (BVI) Limited, 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands. We can also be reached through UTi, Services, Inc., 19500 Rancho Way, Suite 116, Rancho Dominguez, CA 90220 USA.

We formed our current business from a base of three freight forwarders which we acquired between 1993 and 1995. Currently, we operate a global network of freight forwarding offices and contract logistics and distribution centers in a total of 65 countries. In addition, we serve our clients in 78 additional countries through independent agent-owned offices. Our business is managed from six principal support offices in Frankfurt, Hong Kong, Johannesburg, and Sydney and in the United States in Los Angeles, California and Columbia, South Carolina.

Industry

The global supply chain services and solutions industry consists of air and ocean freight forwarding, contract logistics, domestic ground transportation, customs clearances, distribution, inbound logistics, warehousing and supply chain management. We believe that companies in our industry must be able to provide their clients with supply chain services and solutions. Among the factors that we believe are impacting our industry are the outsourcing of supply chain activities, increased global trade and sourcing, increased demand for time definite delivery of goods, and the need for advanced information technology systems that facilitate real-time access to shipment data, client reporting and transaction analysis. Furthermore, as supply chain management becomes more complicated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners that are familiar with their requirements, processes and procedures and that can provide services globally. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect to result in further industry consolidation.

We seek to use our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our clients’ visibility into their supply chains while reducing their logistics costs.

Acquisitions

As a key part of our growth strategy, we continuously evaluate acquisition opportunities in all the markets in which we operate as we seek to continue expanding our service offerings. During the year ended January 31, 2007, we completed several acquisitions of companies and businesses, including Market Industries, Ltd. and Span America Holding Company, Inc. and Span Manufacturing Limited. These acquisitions, along with our other acquisitions over the past five years, have had, and will have, a significant effect on the comparability of our operating results over the respective prior periods. Historically, we have financed acquisitions with a combination of cash from operations and borrowings. We may borrow additional money or issue ordinary shares in the future to finance acquisitions. From time to time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to those potential acquisition targets. Readers are urged to read carefully all cautionary statements contained in this Form 10-K relating to acquisitions, including, without limitation, those contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.

Effective November 17, 2006, the Company acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span, for an initial cash payment of approximately $22.0 million. Span, headquartered in Markham, near Toronto, Ontario, Canada, is a value-added provider of integrated and customized supply chain management solutions, primarily in North America. The initial purchase price is also subject to a standard working capital adjustment. In addition to the initial payment, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million, based on the future performance of Span for the twelve-month period ending January 31, 2008.

On January 25, 2002, we completed the acquisition of Grupo SLi and Union S.L., which we collectively refer to as SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. We acquired SLi for an initial cash payment of approximately $14.0 million. In addition to the initial payment, the terms of the acquisition agreement provided for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. We satisfied our obligations in relation to each of the fiscal years ended January 31, 2003 through 2006 resulting in additional cash payments of approximately $40.0 million and the issuance of 2,126,901 UTi shares for total consideration of approximately $104.0 million. We made the final payment under this agreement in September 2006. This payment was comprised of a $6.5 million cash payment and the issuance of 1.5 million shares of common stock valued at $34.9 million. A portion of the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date, which we refer to as the SLi Share-based Compensation Arrangement. See Note 12, “Share-Based Compensation” to our consolidated financial statements included in this annual report, which we refer to as Note 12.

Effective March 7, 2006, we acquired Portland, Oregon-based Market Industries, Ltd., which we refer to as Market Transport Services, a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in domestic ground transportation, for approximately $197.1 million in cash. The acquisition of Market Transport Services was funded by a combination of our cash reserves and the proceeds of a $150.0 million senior secured six-month term credit facility, which we refer to as the Bridge Facility. On July 13, 2006, we issued

$200.0 million of senior unsecured guaranteed notes, which we refer to as the Senior Notes, and utilized $150.0 million of those proceeds to repay the above mentioned $150.0 million Bridge Facility.

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

•	Air and Ocean Freight Forwarding. As a freight forwarder, we conduct business as an indirect carrier for our clients or occasionally as an authorized agent for an airline or ocean carrier. We typically act as an indirect carrier with respect to shipments of freight unless the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments. In such situations, we usually forward the freight as an agent of the direct carrier. Except for a domestic delivery service which includes forwarding shipments by air or expedited ground transportation within South Africa, we primarily handle international shipments and do not provide for domestic shipments unless they occur as part of an international shipment. We consider our domestic delivery service within South Africa part of our airfreight services.

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

When we act as an authorized agent for an airline or ocean carrier, we arrange for the transportation of individual shipments to the airline or ocean carrier. As compensation for arranging for the shipments, the airline or ocean carrier pays us a commission. If we provide the client with ancillary services, such as the preparation of export documentation, we receive an additional fee.

Airfreight forwarding services accounted for approximately 39%, 43% and 45% of our consolidated gross revenues for the years ended January 31, 2007, 2006 and 2005, respectively (which we refer to as fiscal 2007, 2006 and 2005, respectively), and approximately 27%, 30% and 33% of our fiscal 2007, 2006 and 2005 consolidated net revenues, respectively. Ocean freight forwarding services accounted for approximately 26%, 30% and 30% of our fiscal 2007, 2006 and 2005 consolidated gross revenues, respectively, and approximately 12%, 12% and 13% of our fiscal 2007, 2006 and 2005 consolidated net revenues, respectively.

•	Contract Logistics. Our contract logistics services primarily relate to the value-added warehousing and subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support.

Contract logistics services accounted for approximately 15%, 16% and 14% of our fiscal 2007, 2006 and 2005 consolidated gross revenues, respectively, and approximately 36%, 39% and 33% of our fiscal 2007, 2006 and 2005 consolidated net revenues, respectively.

•	Distribution and Other Supply Chain Management Services. We also provide a range of other supply chain management services, such as domestic ground transportation, warehousing services, consulting, order management, planning and optimization services, outsourced management services, developing specialized client-specific supply chain solutions, and customized distribution and inventory management services. We receive fees for the other supply chain management services that we perform.

In March 2006, we acquired Market Transport Services, a third-party logistics services and multi-modal transportation capacity solutions company specializing in domestic ground transportation. This acquisition increased our gross and net revenues for our distribution and other supply chain management services in the current fiscal year as compared to our historic results.

As a result of our acquisition of Market Transport Services, we now offer a range of services in North America of domestic ground transportation services, including dedicated transportation and truckload brokerage through an asset-light business model, which features a network of agents, broker affiliates, owner-operators and selected company-owned assets.

Distribution and other supply chain management services accounted for approximately 18%, 8% and 8% of our fiscal 2007, 2006 and 2005 consolidated gross revenues, and approximately 18%, 11% and 11% of our fiscal 2007, 2006 and 2005 consolidated net revenues.

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

As part of our customs brokerage services, we prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and perform other related services. We determine our fees for our customs brokerage services based on the volume of business transactions for a particular client, and the type, number and complexity of services provided.

Customs brokerage services accounted for approximately 2%, 3% and 3% of our fiscal 2007, 2006 and 2005 consolidated gross revenues, respectively, and approximately 7%, 8% and 10% of our fiscal 2007, 2006 and 2005 consolidated net revenues, respectively.

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

Seasonality

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand or are based on just-in-time production schedules. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that these historical seasonal patterns will continue in future periods.

Sales and Marketing

To market our services, we produce customized supply chain solutions that provide the logistics services our clients require. We use our planning and optimization systems to identify the needs of our clients and to develop supply chain solutions tailored to our clients’ industry-specific requirements. In this way, we attempt to become our clients’ primary logistics partner for supply chain services, thereby increasing the range and volume of transactions and services provided to our clients. For fiscal 2007, no single client accounted for more than 3% of our gross revenue.

We market our services through an organization consisting of approximately 772 full-time salespersons who receive assistance from our senior management and regional and local managers. Our four principal geographic regions are Europe, the Americas, Asia Pacific and Africa, and each regional manager is responsible for the financial performance of his or her region. In connection with our sales process and in order to serve the needs of our clients, some of which desire only our freight forwarding and contract logistics services and for others who desire a wider variety of our supply chain solutions services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing individually our air and ocean freight forwarding, contract logistics and customs brokerage services and the other group focuses on marketing a mix of our services as comprehensive supply chain solutions.

In addition, Market Transport Services, which now does business under the name UTi Transport Solutions, markets our domestic ground transportation services, primarily through 156 independent affiliate offices located in 35 states in the U.S. and in four Canadian provinces. Independent affiliates are trained by Market Transport Services at our Medford, Oregon facility where they are trained on client service skills and the use of Market Transport Services’ propriety freight brokerage software. Independent affiliates receive commissions from Market Transport Services based on the independent affiliates’ net revenues.

Our sales and marketing efforts are directed at both global and local clients. Our global solutions sales and marketing teams focus their efforts on obtaining and developing large volume global accounts with multiple shipping locations which require comprehensive solutions. These accounts typically impose numerous requirements on their providers, such as electronic data interchange, Internet-based tracking and monitoring systems, proof of delivery capabilities, customized shipping reports and a global network of offices.

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

Our local sales and marketing teams focus on selling to and servicing smaller- and medium-sized clients who are primarily interested in selected services, such as freight forwarding, contract logistics and customs brokerage. These two sales and marketing teams may work together on larger accounts.

During our initial review of a client’s requirements, we determine the current status of the client’s supply chain processes. We analyze the supply chain requirements of our client and determine improvements through modification or re-engineering. After discussing with the client the various supply chain solutions which could be implemented for them, we implement the desired solutions.

Competition

Competition within the freight forwarding, logistics and supply chain management industries is intense. We compete primarily with a relatively small number of international firms that have the worldwide capabilities to provide the breadth of services that we offer. We also encounter competition from regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and Internet-based freight exchanges. In addition, computer information and consulting firms which traditionally operated outside of the supply chain management industry have been expanding the scope of their services to include supply chain related activities so that they may service the supply chain needs of their existing clients and offer their information systems services to new clients. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect to result in further industry consolidation.

Following the acquisition of Market Transport Services, we have expanded our presence in the competitive and fragmented domestic ground transportation services business in North America. With respect to the services provided in this niche, we compete primarily with truckload carriers, intermodal transportation service providers, less-than-truckload carriers, railroads and third party broker carriers. We compete in this niche primarily on the basis of service, efficiency and freight rates.

Generally, we believe that companies in our industry must be able to provide their clients with integrated, global supply chain solutions. Among the factors that we believe are impacting our industry are the outsourcing of supply chain activities, increased global trade and sourcing, increased demand for time definite delivery of goods, and the need for advanced information technology systems that facilitate real-time access to shipment data, client reporting and transaction analysis. Furthermore, as supply chain management becomes more complicated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners that are familiar with their requirements, processes and procedures and that can provide services globally.

We seek to compete in our industry by using our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our clients’ visibility into their supply chains while reducing their logistics costs.

Information Technology Systems

Our eMpower suite of supply chain technology systems is based on an open architecture design. eMpower facilitates the online operations of our supply chain activities, allows our offices and agents to link to our supply chain visibility system and offers our clients real-time, web-based access to detailed levels of inventory product and shipment data, customized reporting and analysis and easy integration with their technology systems. eMpower5, our next generation of eMpower provides clients with a customizable web portal, along with powerful supply chain visibility tools for managing their integrated end-to-end supply chains, whether at rest or in motion, at the order, stock keeping unit (SKU) or item level.

Within eMpower are various supply chain information systems, including the following:

•	uOp, which is used by our offices and agents as a local operating system for air and ocean freight import and export documentation, customs brokerage and accounting functions that feed shipment and other client data into our global information systems;

•	uOrder, which assists our clients with order management;

•	uTrac, which provides our clients with supply chain visibility, enabling them to track shipments of goods and materials;

•	uWarehouse, which enables our clients to track the location and status of goods and materials within a warehouse and track the location and status of goods and materials;

•	uClear, which provides visibility into customs clearance transactions for our clients;

•	uAnalyze, which assists us and our clients with isolating the factors causing variability in supply chains;

•	uReport, which provides clients with customized reports;

•	uConnect, which enables the electronic transfer of data (EDI) between our systems and those of our clients and also integrates our internal applications;

•	uPlan, which is used for strategic planning and optimization of our clients’ supply chains;

•	uDistribute, which enables tracking of goods and materials within domestic distribution networks; and

•	uShip, which enables clients to initiate shipping transactions and alert these directly to our origin offices.

In addition to our various supply chain information systems, our information system also includes an Enterprise Information Portal, which enables the online interaction and collaboration between internal business entities and facilitates the integration of corporate acquisitions.

Intellectual Property

We have applied for federal trademark or service mark registration of the marks UTi and Inzalo. The mark UTi has been or is currently being registered in selected foreign countries. The service mark “UTi” was granted to us on November 21, 2006 by the U.S. Patent and Trademark Office. We are still awaiting approval and registration of “UTi plus design”. We have no patents nor have we filed any patent applications. While we may seek further trademarks or service marks and perhaps patents on inventions or processes in the future, we believe our success depends primarily on factors such as the skills and abilities of our personnel rather than on any trademarks, patents or other registrations we may obtain.

Government Regulation

Our airfreight forwarding business in the U.S. is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although airfreight forwarders are exempted from most of this Act’s requirements by the applicable regulations. Our airfreight forwarding business in the U.S. is also subject to regulation by the Transportation Security Administration (TSA). Our indirect air carrier security program is approved by and in compliance with the TSA. Our foreign airfreight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The airfreight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to clients.

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

Certain of our U.S. domestic ground transportation operations are subject to regulation by the Federal Motor Carrier Safety Administration (the FMCSA), which is an agency of the U.S. Department of Transportation, and by various state agencies. The FMCSA has broad regulatory powers with respect to activities such as motor carrier operations, practices and insurance. Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Subject to federal and state regulation, we may transport most types of freight to and from any point in the United States. The trucking industry is subject to possible regulatory and legislative changes (such as the possibility of more stringent environmental, safety or security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or the cost of providing truckload services.

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

Employees

At January 31, 2007, we employed a total of 19,012 persons. A breakdown of our employees by region is as follows:

Europe	3,138
Americas	7,429
Asia Pacific	2,811
Africa	5,504
Corporate	130

Total	19,012

Approximately 1,998 of our employees are subject to collective bargaining arrangements in several countries, but primarily in South Africa, which are renegotiated annually. We believe our employee relations to be generally good.

Executive Officers and Other Senior Managers of Registrant

Our executive officers are as follows:

Name	Age	Position

Roger I. MacFarlane	62	Chief Executive Officer and Director
Matthys J. Wessels	61	Vice Chairman of the Board of Directors and Director
John S. Hextall	50	Executive Vice President and Chief Operating Officer
Gene Ochi	57	Executive Vice President and Chief Marketing Officer
Lawrence R. Samuels	50	Executive Vice President – Finance and Chief Financial Officer
Walter R. Mapham	59	Senior Vice President and Chief Information Officer
Lance D’Amico	38	Senior Vice President; Global General Counsel and Secretary

Roger I. MacFarlane has served as our Chief Executive Officer since May 2000 and has been a director since our formation in 1995. From 1995 to April 2000, Mr. MacFarlane served as our Chief Executive Officer of the Americas Region and was responsible for overseeing our operations in North and South America. From 1993 to 1995, Mr. MacFarlane served as the Chief Executive Officer of the Americas Division of one of our predecessor corporations, and was responsible for overseeing its operations in North and South America. Mr. MacFarlane received a Bachelor of Arts degree and an L.L.B. degree from the University of Cape Town. On March 21, 2007, Mr. MacFarlane announced his intentions to retire from his day-to-day executive responsibilities as Chief Executive Officer of the company after January 31, 2010.

Matthys J. Wessels was appointed Vice Chairman of the Board of Directors in May 2004. Prior to that, Mr. Wessels served as our Chairman of the Board of Directors from January 1999 until May 2004, Chief Executive Officer — African Region from 1995 to March 2007 and a director since our formation in 1995. Mr. Wessels served as our Chief Executive Officer from 1998 to April 2000. From 1987 until January 2006, Mr. Wessels served as Chairman of United Service Technologies Limited, which we refer to as Uniserv, a company which was publicly listed on the JSE Securities Exchange South Africa until December 2004. Mr. Wessels received a Bachelor of Science degree from the University of Natal and an M.B.A. from the University of Cape Town.

John S. Hextall was appointed as Executive Vice President and Chief Operating Officer in March 2007. From March 2006 until March 2007, Mr. Hextall served as Executive Vice President – Global Leader of Client Solutions and Delivery. Prior to that, Mr. Hextall served as President of our Europe Region since May 2001. In June 2004, the duties of President of the Americas Region for Freight Forwarding were added to Mr. Hextall’s responsibilities. From March 2000 to May 2001, Mr. Hextall served as Managing Director Atlantic Region. From 1997 to 2000, Mr. Hextall served as the Managing Director of UTi Worldwide (U.K.) Ltd., one of our subsidiaries. From 1993 to 1997, Mr. Hextall served as the Managing Director of UTi Belgium N.V., one of our subsidiaries. Mr. Hextall received a Bachelor of Science Combined Honours degree in Transport Planning & Operations from the University of Aston, Birmingham, United Kingdom.

Gene Ochi was appointed as Executive Vice President and Chief Marketing Officer in March 2007. From March 2006 to March 2007, Mr. Ochi served as Executive Vice President – Global Leader of Client Solutions Development. Prior to that, Mr. Ochi served as our Senior Vice President – Marketing and Global Growth since 1998. From 1993 to 1998, Mr. Ochi served as the Regional Vice President, Western U.S.A., of UTi, United States, Inc., one of our subsidiaries. From 1989 to 1992, Mr. Ochi served as the Senior Vice President of Marketing of BAX Global. Mr. Ochi received a Bachelor of Science degree from the University of Utah and an M.B.A. from the University of Southern California.

Lawrence R. Samuels was appointed as Executive Vice President – Finance and Chief Financial Officer in March 2007. Mr. Samuels has served as Chief Financial Officer since May 2000. Prior to that, Mr. Samuels served as Senior Vice President – Finance and Secretary since 1996. Mr. Samuels also serves as our principal financial officer and our principal accounting officer. From 1993 to 1995, Mr. Samuels served as the Financial Director of, and from 1987 to 1993 as the Financial Manager of, Pyramid Freight (Proprietary) Ltd., one of our subsidiaries in South Africa. Mr. Samuels received a Bachelor of Commerce degree from the University of the Witwatersrand and is a qualified chartered accountant in South Africa.

Walter R. Mapham has served as Senior Vice President and Chief Information Officer since November 2006. Prior to that, Mr. Mapham served as Vice President; Director Strategic Services – Africa since 1995. Previously, he served as our Global Vice President of Information Technology. Mr. Mapham received a Masters of Biometry degree from Natal University and an M.B.A. from the University of Cape Town.

Lance D’Amico has served as our Senior Vice President and Global General Counsel since August 2006. In March 2007, Mr. D’Amico also assumed the role of Secretary and Compliance Officer. From April 2000 through August 2006, he held several positions at Element K Corporation, an educational software and publishing company, most recently serving as Executive Vice President, Strategy and Operations. From 1994 through 2000, Mr. D’Amico was an associate at Cravath, Swaine & Moore LLP, specializing in mergers & acquisitions, securities and corporate finance. He holds a J.D. from The New York University School of Law and a Bachelor of Arts from Dartmouth College.

Our other senior managers are as follows:

Name	Age	Position

Gordon C. Abbey	54	Executive Vice President – Africa Region (Freight Forwarding/Mounties)
Raajeev Bhatnagar	49	Regional Vice President – Indian Subcontinent
Thomas Blank	46	President of Client Solutions – Asia Pacific
David Cheng	62	President of Greater China
Christopher Dale	47	President Americas Freight Forwarding
Brian R. J. Dangerfield	48	President – Asia Pacific
Michael Dunlop	57	Global Leader UTi – Consumer Electronics and Technology
Holger Eckoldt	59	Global Leader UTi – Pharma
Juliet Evans	35	Vice President – Global Leadership & Performance Development
Brian Fitzgerald	64	Chairman of Market Industries, Ltd.
Leslie Frank	38	Vice President – 4asONE
Jochen Freese	38	Executive Vice President – Automotive
Vincent Gallagher	55	Senior Vice President – Sales & Marketing (Americas Freight Forwarding)
William T. Gates	59	President – Americas Contract Logistics and Distribution
Ron Glickman	48	Senior Vice President – Global Quality Processes and Integration
Ruediger Klug	52	President EMENA Region Solutions Delivery
Glenn Mills	54	Global Leader UTi – Community Engagement
Michael K. O’Toole	62	Vice President – Global Forwarding Operations
Carlos Escario Pascual	45	Senior Vice President-Planning and Strategy Execution
Elijah Ray	47	Senior Vice President Customer Solutions, UTi Integrated Logistics
Gavin Rimmer	47	President – Africa
Graham Somerville	52	Vice President; Managing Director UTi Africa – IHD Division

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

Our business is related to and dependent on general world economic conditions, and the local, regional, national and international conditions that affect trade in the specific regions or countries that we serve. We are affected by adjustments in our clients’ inventory levels, recessionary economic cycles and downturns in our clients’ business cycles, particularly in market segments and industries such as retail, apparel, pharmaceutical, chemical, automotive and high technology electronics, where we have a significant concentration of clients.

Economic conditions, which may be affected by natural disasters, wars, civil unrest, acts of terrorism and other conflicts, and increases in energy prices may adversely affect the global economy, trade volumes, our clients’ demand for our services, their ability to pay for our services and our profitability. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse impact on our business. We expect that our revenue and results of operations will continue to be sensitive to global and regional economic conditions.

Our international presence exposes us to potential difficulties and risks associated with distant operations and to various economic, regulatory, political and other uncertainties and risks.

We conduct a majority of our business outside of the United States and we anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our international operations are directly related to and dependent on the volume of trade and the social, economic and political conditions in various countries. For the fiscal year ended January 31, 2007, approximately 57% of our net revenues were reported in our Europe, Asia Pacific and Africa regions combined and those regions accounted for approximately 59% of our total assets as of January 31, 2007. Our international operations and international commerce are influenced by many factors, including:

•	changes in a specific country’s or region’s economic, social and political conditions or governmental policies,

•	changes in international and domestic customs regulations,

•	trade laws, tariffs, export quotas and other trade restrictions,

•	difficulties in staffing, managing or overseeing foreign operations over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs,

•	pricing restrictions and regulations imposed by foreign governments,

•	expropriation of our international assets or adverse changes in tax laws and regulations,

•	limitations on the repatriation of earnings or assets, including cash,

•	different liability standards and less developed legal systems that may be less predictable than those in the United States, and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.

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

Acquisitions involve risks, including those relating to:

•	identification of appropriate acquisition candidates or negotiation of acquisitions on favorable terms and valuations,

•	integrating accounting management information, human resources and other administrative systems to permit effective management,

•	implementing or remediating controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies,

•	possible write-offs or impairment charges resulting from acquisitions,

•	diversion of management attention,

•	retention of employees and clients, and

•	unexpected or unanticipated costs, expenses and liabilities.

Our strategy to grow in part through acquisitions may affect our short-term cash flow and net income as we expend funds, increase indebtedness and incur additional expenses in connection with pursuing acquisitions. We also may issue our ordinary shares or other securities from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of our ordinary shares or other securities that we may issue could in turn be significant. In addition, we may also grant registration rights covering those ordinary shares or other securities in connection with any such acquisitions and investments. Acquisitions completed by us in the past have included contingent earn-out arrangements which provide for payments which may be made by us in cash which would reduce the amount of cash available to us or could cause us to incur additional indebtedness or cause us to issue additional shares resulting in an increase in the number of our outstanding shares. If we are not able to identify or acquire companies consistent with our growth strategy or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, and our operating results may be adversely affected.

We increased our indebtedness in Fiscal 2007 and our outstanding indebtedness could adversely impact our financial condition and results of operations.

On July 13, 2006, we issued the Senior Notes of $200.0 million pursuant to a note purchase agreement (Note Purchase Agreement) and we and certain of our direct and indirect subsidiaries entered into a $250.0 million Facility Agreement (Facility Agreement). Our indebtedness could have important consequences to us and our shareholders because we must dedicate funds to service our outstanding debt which could limit our ability to use our operating cash flows in other areas of our business or such indebtedness may otherwise increase our vulnerability to general adverse economic and industry conditions, including movements in interest rates, as the interest rate payable pursuant to the Facility Agreement adjusts. Increased indebtedness could also place us at a competitive disadvantage as compared to our competitors that have less debt as it could limit our ability to capitalize on future business opportunities and to react to competitive pressures or adverse changes. We may also be required to repay our outstanding debt prior to the originally scheduled dates of maturity. For example, if a “change of control” (as defined in the Note Purchase Agreement or the Facility Agreement) occurs, our outstanding indebtedness may be accelerated and we may not have enough funds to satisfy all of our outstanding obligations under the Senior Notes and the Facility Agreement. It is possible that we may not be able to refinance our indebtedness on commercially reasonable terms or at all and we may be required to sell our equity securities or take other actions necessary to repay our indebtedness.

The Facility Agreement and the Note Purchase Agreement contain a variety of covenants imposing operating and financial restrictions on us and may limit our operating and financial flexibility. Our failure to comply with such covenants could result in an event of default under both of these agreements.

The Facility Agreement and the Note Purchase Agreement require that we maintain specified financial ratios and tests. In addition, the Note Purchase Agreement and the Facility Agreement contain various covenants, including covenants customary for these types of financings. These covenants may restrict or may limit our ability to, among other things:

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

We may require additional financing to fund our operations and our growth. In addition, when our existing $250.0 million credit facility expires in July 2009, we will need to obtain replacement financing. Additional or replacement financing may involve incurring debt or selling equity securities and there can be no assurance that additional or replacement financing will be available to us on commercially reasonable terms or at all. If we incur additional debt, the risks associated with our business could increase. If we raise capital through the sale of additional equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to obtain additional or replacement financing, our ability to fund our operations and meet our current plans for expansion will be materially adversely affected.

Restrictions and controls on investments and acquisitions outside of the United States may restrict our ability to operate in those countries.

Investments in joint ventures or businesses outside of the United States have been and will continue to be restricted or controlled to varying degrees. These restrictions or controls have and may continue to limit or preclude our investments in proposed joint ventures or business acquisitions outside of the United States or increase our costs and expenses in seeking to effect such transactions. Various governments require governmental approval prior to investments by foreign persons and limit the extent of any such investments. Furthermore, various governments restrict investment opportunities by foreign persons in some industries or may require governmental approval for the repatriation of capital and income by foreign investors. There can be no assurance that such approvals will be forthcoming in the future. There also can be no assurance that additional or different restrictions or adverse policies applicable to us or our investments in various countries will not be imposed in the future or, if imposed, as to the duration or impact of any such restrictions or policies. Any such restrictions or policies may adversely affect our financial results or operations.

If we fail to develop and integrate information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our clients and protect against disruptions of our operations, we may lose inventory items, orders or clients, which could seriously harm our business.

Increasingly, we compete for clients based upon the flexibility, sophistication and security of the information technology systems supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our web site or connect electronically, could significantly disrupt our operations, prevent clients from placing orders, or cause us to lose inventory items, orders or clients. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future transaction volumes will decline. In addition, we expect clients to continue to demand more sophisticated, fully integrated information technology systems from their supply chain services providers. If we fail to hire qualified persons to implement, maintain and protect our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our clients and protect against disruptions of our operations, we may lose inventory items, orders or clients, which could seriously harm our business.

We are in the beginning stages of developing and implementing a large scale IT development project, which we refer to as “4asOne”. If we fail to successfully complete and implement the 4asOne project on time and on budget, our financial performance may be negatively impacted.

We are in the beginning stages of developing and implementing a large scale IT development project, which we refer to as “4asOne”. The 4asOne project is aimed at establishing a single set of global processes for our freight forwarding business and our global financial management. The scale and anticipated future costs associated with the 4asOne project are significant and we could incur significant costs in excess of what we are planning to expand. Any technical or other difficulties in developing or implementing this project may result in delays, which, in turn, may increase the costs of the project. Currently, we operate numerous systems with varying degrees of integration, which can lead to inefficiencies, workarounds and rework. As such, delays in the 4asOne project will also delay cost savings and efficiencies expected to result from the project. We may also experience difficulties consolidating our current systems. These difficulties may impact our clients and our ability to efficiently meet their needs. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

We are dependent on key management personnel and the loss of any such personnel could materially and adversely affect our business.

Our future performance depends, in significant part, upon the continued service of our key management personnel, including Roger MacFarlane (Chief Executive Officer), Matthys Wessels (Vice Chairman of the Board), John Hextall (Executive Vice President and Chief Operating Officer), Gene Ochi (Executive Vice President and Chief Marketing Officer) and Lawrence Samuels (Executive Vice President – Finance and Chief Financial Officer). There can be no assurance that we can retain such key managerial employees. The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure that we will be successful in our efforts.

We are dependent on our relationships with our agents, affiliates, key employees and third-party carriers in various countries around the world.

We conduct business in some countries using a local agent who can provide knowledge of the local market conditions and facilitate the acquisition of necessary licenses and permits. We rely in part upon the services of these agents, as well as our country-level executives, branch managers and other key employees, to market our services, to act as intermediaries with clients and to provide other services on our behalf. Our truck brokerage operations also utilize the services of independent agents and affiliated sales offices, and third-party carriers. There can be no assurance that we will continue to be successful in recruiting, maintaining our relationships with our agents, affiliates or key employees in various foreign countries, or that we will find qualified replacements for agents and key employees who may terminate their relationships with us. Because our agents and employees may occasionally have the primary relationship with certain of our clients, we could lose some clients if a particular agent or key employee were to terminate his or her relationship with us. The loss of, or failure to recruit qualified agents or employees in a particular country or region could result in the temporary or permanent cessation of our operations and/or the failure to develop our business in that country or region and adversely impact our business.

Foreign currency fluctuations could result in currency translation exchange gains or losses or could increase or decrease the book value of our assets.

Our reporting currency is the United States dollar. For the fiscal year ended January 31, 2007, we derived a substantial portion of our gross revenue in currencies other than the United States dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the United States dollar could adversely affect our reported United States dollars earnings. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into United States dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results. We will experience the effects of changes in foreign currency exchange rates on our consolidated net income in the future.

Because our freight forwarding and domestic ground transportation operations are dependent on commercial airfreight carriers and air charter operators, ocean freight carriers, major U.S. railroads, other transportation companies, draymen and longshoremen, changes in available cargo capacity and other changes affecting such carriers, as well as interruptions in service or work stoppages, may negatively impact our business.

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major U.S. railroads, other transportation companies, draymen and longshoremen for the movement of our clients’ cargo. Consequently, our ability to provide these services for our clients could be adversely impacted by shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our non asset-based transportation management, truck brokerage and trucking businesses are subject to a number of factors that are largely beyond our control, any of which could have a material adverse effect on our results of operations.

We recently acquired Market Transport Services, a third-party logistics services and multi-modal transportation capacity solutions provider specializing in trucking and domestic ground transportation services. These businesses could be materially adversely affected by numerous risks beyond our control including:

•	potential liability to third parties and clients as a result of accidents involving our employees, independent contractors or third party carriers,

•	increased insurance premiums, the unavailability of adequate insurance coverage, or the solvency of our current insurance providers,

•	recruitment and retention of independent sales agents and affiliates,

•	adverse weather and natural disasters,

•	interruptions in services or stoppages in transportation as a result of labor disputes,

•	changes in fuel taxes,

•	the ability to effectively pass through fuel cost increases to our clients through commonly accepted fuel surcharges,

•	the extremely competitive and fragmented nature of the trucking and domestic ground transportation industry,

•	changes in governmental regulations or legislation impacting the transportation or trucking industry and unanticipated changes in transportation rates,

•	potentially adverse effects from federal standards for new engine emissions, and

•	a carrier’s failure to deliver freight pursuant to client requirements.

If any of these risks or others occur, then our business and results of operations would be adversely impacted.

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

We use a significant number of independent contractors in our trucking, truck brokerage and other carrier businesses. Currently, there are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. In this regard, we are currently involved in a dispute with the South African Revenue Service which is attempting to claim that we are liable for approximately $13.3 million, based on exchange rates as of January 31, 2007, in employee taxes in respect of “owner drivers” used for the collection and delivery of cargo in that country. If we are required to change the classification of our independent contractors, we may incur additional costs and be required to pay additional taxes, relating to past, present and future periods, which could have a material adverse effect on our results of operations.

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Our operating results have fluctuated in the past and it is likely that they will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. Changes in our pricing policies and those of our competitors and changes in the shipping patterns of our clients may adversely impact our operating results. In addition, the following factors could also cause fluctuations in our operating results:

•	personnel costs,

•	costs relating to the expansion of operations,

•	costs and revenue fluctuations due to acquisitions,

•	adoption of recent accounting pronouncements,

•	pricing and availability of cargo space on airlines, ships and trucks which we utilize to transport freight,

•	fluctuations in fuel prices and fuel surcharges,

•	pricing pressures from our competitors,

•	changes in our clients’ requirements for contract logistics and outsourcing services,

•	client discounts and credits, and

•	timing and magnitude of capital expenditures.

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

We may not succeed with our next long-term strategic operating plan and, as a result, our revenue, results of operations and profitability may be adversely impacted.

In connection with our recent completion of NextLeap, our original five-year strategic operating plan designed to help us transition from being a global freight forwarding operator to a supply chain services and solutions provider offering our clients a comprehensive range of services across the entire supply chain. We have begun to communicate the goals of our new five-year strategic operating plan, which we refer to as “CLIENTasONE”. Under CLIENTasONE, we are undertaking various efforts to attempt to increase the number and size of our clients and our revenue, improve our operational performance, develop and implement new systems and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage client relationships, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.

Our effective income tax rate will impact our results of operations, cash flow and profitability.

We have international operations and generate taxable income in different countries throughout the world, with different effective income tax rates. Our future effective income tax rate will be impacted by a number of factors, including the geographical composition of our worldwide taxable income. If the tax laws of the countries in which we operate are rescinded or changed or the United States or other foreign tax authorities were to change applicable tax laws or successfully challenge the manner or jurisdiction in which our profits are recognized, our effective income tax rate could increase, which would adversely impact our cash flow, results of operations and profitability.

We face intense competition in the freight forwarding, contract logistics, domestic ground transportation and supply chain management industry.

The freight forwarding, contract logistics, domestic ground transportation and supply chain management industry is intensely competitive and we expect it to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry. We also encounter competition from regional and local third-party logistics providers, freight forwarders and integrated transportation companies. Depending on the location of the client and the scope of services requested, we might compete against truck brokerage niche players, wholesalers in the pharmaceutical industry, trucking companies, and larger competitors. In addition, clients increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also face competition from air and ocean carriers, computer information and consulting firms and contract manufacturers, many of which are beginning to expand the scope of their operations to include supply chain related services. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which could damage our results of operations and the long-term or short-term prospects of our business.

Our business is subject to seasonal trends.

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis, excluding the impact of acquisitions and foreign currency fluctuations. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a larger degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

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

We manage our business in many countries around the world, with local and regional management retaining responsibility for day-to-day operations, profitability and the growth of the business. This local and regional management is often rewarded based on regional and sub-regional financial performance rather than enterprise-wide financial performance. This operating approach can make it difficult for us to implement strategic decisions and coordinated practices and procedures throughout our global operations, including implementing and maintaining effective internal controls throughout our worldwide organization. In addition, some of our subsidiaries operate with management, sales and support personnel that may be insufficient to support growth in their respective businesses without regional oversight and global coordination. Our decentralized operating approach could result in inconsistent management practices and procedures and adversely affect our overall profitability, and ultimately our business, results of operations, financial condition and prospects.

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

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure which have experienced significant system failures and electrical outages in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our clients and the ability of our clients to access our information technology systems.

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

We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our intellectual property rights. These protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services. Further, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Claims and disputes over intellectual property rights can be costly and require significant amounts of management time or result in the diversion of operations resources. A failure to protect our intellectual property rights could result in the loss or diminution in value of such rights.

If we are not able to limit our liability for clients’ claims through contract terms and limit our exposure through the purchase of insurance, we could be required to pay large amounts to our clients as compensation for their claims and our results of operations could be materially adversely affected.

In general, we seek to limit by contract and/or International Conventions and laws our liability to our clients for loss or damage to their goods to $20 per kilogram (approximately $9.07 per pound) or 17 SDRs (Special Drawing Rights) for airfreight shipments (depending on the International Convention applicable) and $500 per carton or customary unit, or 666.67 SDRs per package/2 SDRs per kilo (whichever is higher) including an ocean container, for ocean freight shipments, again depending on the International Convention. For truck/land based risks there are a variety of limits ranging from a nominal amount to full value. However, because a freight forwarder’s relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our clients. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than we, assumes liability for the safe delivery of the client’s cargo to its ultimate destination, other than in respect of any of our own errors and omissions.

We have, from time to time, made payments to our clients for claims related to our services and may make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future or exceed our insurance levels. As with every insurance policy, there are limits, exclusions and deductibles that apply and we could be subject to claims for which insurance coverage may be inadequate or even disputed and which claims could adversely impact our financial condition and results of operations. In addition, significant increases in insurance costs could reduce our profitability.

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

Our air transportation activities in the U.S. are subject to regulation by the Department of Transportation as an indirect air carrier and by the Federal Aviation Administration. We are also subject to security measures and strict shipper and client classifications by the Department of Homeland Security through the Transportation Security Administration (TSA). Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation, as necessary. We are accredited in each of our offices by the International Air Transport Association (IATA) or the Cargo Network Services Corporation, a subsidiary of the IATA, as a registered agent. Our indirect air carrier status is also subject to the Indirect Air Carrier Standard Security Program administered by the TSA. We are licensed as a customs broker by the CBP in each United States customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing C-TPAT, we are subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under the Container Security Initiative, or CSI, which is administered by the CBP. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

We are licensed as an ocean freight forwarder by and registered as an ocean transportation intermediary with the Federal Maritime Commission. The Federal Maritime Commission has established qualifications for shipping agents, including surety bonding requirements. The Federal Maritime Commission also is responsible for the economic regulation of non-vessel operating common carriers that contract for space and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating or terminating in the U.S. To comply with these economic regulations, vessel operators and non-vessel operating common carriers are required to publish tariffs that establish the rates to be charged for the movement of specified commodities into and out of the U.S. The Federal Maritime Commission has the power to enforce these regulations by assessing penalties. For ocean shipments not originating or terminating in the U.S., the applicable regulations and licensing requirements typically are less stringent than those that do originate or terminate in the U.S.

As part of our contract logistics services, we operate owned and leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various national and state environmental, work safety and hazardous materials regulations, including those in South Africa related to the pharmaceutical industry.

Certain of our U.S. trucking and truck brokerage operations are subject to regulation by the Federal Motor Carrier Safety Administration (the FMCSA), which is an agency of the U.S. Department of Transportation, and by various state agencies. The FMCSA has broad regulatory powers with respect to activities such as motor carrier operations, practices and insurance. Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Subject to federal and state regulation, we may transport most types of freight to and from any point in the U.S. The trucking industry is subject to possible regulatory and legislative changes (such as the possibility of more stringent environmental, safety or security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or the cost of providing truckload services. We must comply with certain insurance and surety bond requirements to act in this capacity. If we were found to be out of compliance, our operations could be restricted or otherwise adversely impacted.

We may experience an increase in operating costs, such as costs for security, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. Compliance with changing governmental regulations can be expensive. No assurance can be given that we will be able to pass these increased costs on to our clients in the form of rate increases or surcharges. We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or the revocation of our operating permits and licenses.

If we are not able to sell container space that we purchase from ocean shipping lines, capacity that we charter from our air carriers and utilize our truck capacity, we will not be able to recover our out-of-pocket costs and our profitability may suffer.

As an indirect ocean carrier or non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at variable rates. As an airfreight forwarder, we also charter aircraft capacity to meet peak season volume increases for our clients, particularly in Hong Kong and other locations in Asia. We then solicit freight from our clients to fill the ocean containers and air charter capacity. When we contract with ocean shipping lines to obtain containers and with air carriers to obtain charter aircraft capacity, we become obligated to pay for the container space or charter aircraft capacity that we purchase. If we are not able to sell all of our purchased container space or charter aircraft capacity, we will not be able to recover our out-of-pocket costs for such purchase of container space or charter aircraft capacity and our results would be adversely affected. With our acquisition of Market Transport Services, we lease or own a number of trucks which are utilized in our trucking business. If we are unable to efficiently utilize these trucks, we will not be able to recover all of our expenses associated with operating these trucks and our results would be adversely affected.

If we lose certain of our contract logistics clients or we cannot maintain adequate levels of utilization in our shared warehouses, then we may experience revenue losses and decreased profitability.

We anticipate that revenues from our contract logistics services will account for an increasing portion of our consolidated revenues and may continue to increase as we further seek to develop and expand our contract logistics, distribution and outsourcing services.

In some cases, we lease single-tenant warehouses and distribution facilities under leases with terms longer than the contract logistics services contracts we have with our clients. We are required to pay rent under these real property leases even if our clients decide not to renew or otherwise terminate their agreements with us and we are not able to obtain new clients for these facilities. As a result, our revenues and earnings may be adversely affected. In addition, if we experience a decline in demand for space in our shared warehouses, then our revenues and earnings may decline as we would continue to be obligated to pay the full amount of the underlying leases.

If we are not reimbursed for amounts which we advance for our clients, our net revenue and profitability may decrease.

We make significant disbursements on behalf of our clients for transportation costs concerning collect freight and customs duties and taxes and in connection with our performance of other contract logistics services. The billings to our clients for these disbursements may be several times larger than the amount of revenue and fees derived from these transactions. If we are unable to recover a significant portion of these disbursements or if our clients do not reimburse us for a substantial amount of these disbursements in a timely manner, we may experience net revenue losses and decreased profitability.

It may be difficult for our shareholders to effect service of process and enforce judgments obtained in United States courts against us or our directors and executive officers who reside outside of the United States.

We are incorporated in the British Virgin Islands. Some of our directors and executive officers reside outside the United States, and a majority of our assets are located outside the United States. As a result, we have been advised by legal counsel in the British Virgin Islands that it may be difficult or impossible for our shareholders to effect service of process upon, or to enforce judgments obtained in United States courts against us or certain of our directors and executive officers, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

As of January 31, 2007, we leased or, in a limited number of cases, owned, 603 facilities in 65 countries. These facilities are generally comprised of office and warehouse space. In most countries, these facilities typically are located close to an airport, ocean port, or an important border crossing. Leases for our principal properties generally have terms ranging from three to ten years or more and often include options to renew. While some of our leases are month-to-month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.

As of January 31, 2007, we leased or owned the following facilities in the regions indicated:

	Freight Forwarding		Contract Logistics
	Facilities		and Distribution
	Owned	Leased	Centers	Total

Europe	5	143	39	187
Americas	2	77	76	155
Asia Pacific	—	132	19	151
Africa	13	70	27	110

Total	20	422	161	603

Included in our leased facilities are single-tenant warehouses and distribution facilities as well as shared warehouses. Approximately 210,000 square feet of our leased facilities represent single-tenant warehouses and distribution facilities under leases with a term longer than the logistics services contracts we have with our clients. In addition to the contract logistics centers reported above, we also manage 54 contract logistics centers globally for our clients within their facilities. We are not the lessee for the locations that we manage for our clients.

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

The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this and together with their expert legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $13.3 million based on exchange rates as of January 31, 2007.

The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12.3 million, based on exchange rates as of January 31, 2007.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2007.

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

Price Range of our Ordinary Shares

Our ordinary shares trade on The Nasdaq Global Select Market (formerly The Nasdaq National Market) under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows, as adjusted to give effect to the company’s three-for-one stock split effected on March 27, 2006:

	High	Low

Fiscal Year Ended January 31, 2007:
4th Quarter	$31.00	$24.56
3rd Quarter	29.30	21.35
2nd Quarter	35.92	22.51
1st Quarter	36.32	29.76
Fiscal Year Ended January 31, 2006:
4th Quarter	34.93	28.08
3rd Quarter	29.07	23.76
2nd Quarter	25.23	21.18
1st Quarter	25.72	20.91

As of March 30, 2007, the number of holders of record of our ordinary shares was 203.

Dividend Policy

During fiscal 2007 and fiscal 2006, we paid an annual regular cash dividend of $0.06 and $0.05 per ordinary share, respectively, as adjusted to give effect to the company’s three-for-one stock split completed on March 27, 2006. On March 29, 2007, our board of directors declared an annual regular cash dividend of $0.06 per outstanding ordinary share, payable on May 21, 2007 to shareholders of record as of April 30, 2007. Historically, our board of directors has considered the declaration of dividends on an annual basis. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors which our board of directors deems relevant. Our articles of association provide that dividends may only be declared and paid out of “surplus” and contain certain other limitations regarding the payment of dividends in accordance with the laws of the British Virgin Islands. In addition, our bank credit facilities contain limitations on our ability to pay dividends. We intend to reinvest a substantial portion of our earnings in the development of our business and no assurance can be given that dividends will be paid to our shareholders at any time in the future.

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

Performance Graph

The following graph compares the cumulative total shareholder return on the company’s ordinary shares for the period beginning January 31, 2001 through January 31, 2007 with the cumulative total return on (a) the NASDAQ Market Index and (b) the NASDAQ Transportation Index. The graph assumes $100 was invested in the company’s ordinary shares and in each of the indices shown and assumes that all of the dividends were reinvested.

The comparisons in this table are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of our ordinary shares.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN*
Among UTi Worldwide Inc., the Nasdaq Composite Index
and the NASDAQ Transportation Index

*	$100 invested on 1/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending January 31.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended or the Exchange Act.

Transfer Agent and Registrar

Our transfer agent and registrar is Computershare Trust Company, 350 Indiana Street, Suite 800, Golden, Colorado 80401.

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

Tax Consequences to U.S. Holders

Distributions

If we make any distributions on our ordinary shares, the gross amount of any such distribution (other than in liquidation) that you receive with respect to our ordinary shares generally will be taxed to you as a dividend to the extent such distribution does not exceed our current or accumulated earnings and profits, as calculated for U.S. federal income tax purposes. To the extent any distribution exceeds our earnings and profits, as calculated for U.S. federal income tax purposes, the distribution will first be treated as a tax-free return of capital to the extent of your adjusted tax basis in our ordinary shares and will be applied against and reduce such basis on a dollar-for-dollar basis (thereby increasing the amount of gain and decreasing the amount of loss recognized on a subsequent disposition of such common stock). To the extent that such distribution exceeds your adjusted tax basis, the distribution will be taxed as gain recognized on a sale or exchange of our ordinary shares. See “Sale or Other Disposition of our Ordinary Shares,” below. Because we are not a U.S. corporation, dividends paid by us to corporations are not eligible for the dividends-received deduction. A U.S. holder will not be eligible to claim a foreign tax credit against its U.S. federal income tax liability for foreign taxes paid by us unless it is a U.S. corporation owning 10% or more of our voting stock. Dividends paid with respect to our ordinary shares will generally be treated as foreign source “passive income” or, in the case of some types of U.S. holders, “financial services income,” for purposes of computing allowable foreign tax credits for U.S. foreign tax credit purposes.

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

British Virgin Islands Taxation

Under the BVI Business Companies Act, 2004 of the British Virgin Islands as currently in effect, a holder of ordinary shares in a BVI business company who is not a resident of the British Virgin Islands is exempt from British Virgin Islands income tax on dividends paid with respect to the ordinary shares and holders of ordinary shares are not liable to the British Virgin Islands for income tax on gains realized during that year on sale or disposal of such shares; the British Virgin Islands does not impose a withholding tax on dividends paid by a company incorporated under the BVI Business Companies Act, 2004.

There are no capital gains, gift or inheritance taxes levied by the British Virgin Islands on companies incorporated under the BVI Business Companies Act, 2004. In addition, shares of companies incorporated under the BVI Business Companies Act, 2004 are not subject to transfer taxes, stamp duties or similar charges, except that a stamp duty may apply in respect of certain transactions if such a company is a land owning company (i.e. the company or any of its subsidiaries has an interest in any land in the British Virgin Islands).

There is no income tax treaty or tax related convention currently in effect between the United States and the British Virgin Islands.

ITEM 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report.

The selected consolidated financial data as of January 31, 2007 and 2006, and for each of the years in the three-year period ended January 31, 2007 have been derived from our audited consolidated financial statements which appear elsewhere in this report. The selected consolidated financial data as of January 31, 2005, 2004 and 2003 and for each of the years in the two-year period ended January 31, 2004 have been derived from our audited consolidated financial statements which are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

	Year ended January 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)

INCOME STATEMENT DATA:
Gross revenue(1)(2)	$3,561,365	$2,785,575	$2,259,793	$1,502,875	$1,170,060
Freight consolidation costs(1)	2,336,905	1,819,171	1,486,012	906,734	765,270

Net revenues(1):
Airfreight forwarding	329,582	290,993	253,289	198,822	157,493
Ocean freight forwarding	146,571	118,346	98,877	75,131	66,554
Customs brokerage	84,135	78,503	75,352	65,532	61,105
Contract logistics(2)	438,954	370,714	257,141	192,969	79,517
Distribution and other(3)	225,218	107,848	89,122	63,687	40,121

Total net revenues	1,224,460	966,404	773,781	596,141	404,790
Staff costs(4)	642,962	547,233	430,026	337,705	210,697
Depreciation and amortization	33,422	23,052	19,453	14,806	11,174
Amortization of intangible assets	8,005	5,082	1,980	663	214
Other operating expenses	381,476	292,269	258,952	201,763	143,356

Operating income	158,595	98,768	63,370	41,204	39,349
Net income	$107,939	$55,198	$35,006	$26,457	$23,739

Basic earnings per ordinary share(5)	$1.11	$0.59	$0.38	$0.29	$0.31

Diluted earnings per ordinary share(5)	$1.08	$0.56	$0.37	$0.28	$0.30

Cash dividends declared per ordinary share	$0.06	$0.05	$0.038	$0.032	$0.025

Number of weighted average shares used for per share calculations(5):
Basic shares	97,431	94,147	92,203	90,875	77,796
Diluted shares	99,562	98,042	95,705	94,440	79,513
BALANCE SHEET DATA:
Total assets(5)	1,659,870	1,221,538	1,057,532	712,079	641,518
Long-term liabilities(6)	285,475	55,125	65,911	31,999	24,503

(1)	Refer to Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements for revenue recognition policy.

(2)	We acquired UTi Integrated Logistics Inc., IHD, Unigistix and Span in October 2002, June 2004, October 2004 and November 2006, respectively. Because of these acquisitions, our contract logistics gross and net revenues have increased over our historical levels. Additional information regarding acquisitions and the impact of acquisitions is included in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Acquisitions,” in our consolidated financial statements included in this annual report.

(3)	We acquired Concentrek, Inc. and Market Transport Services in October 2005 and March 2006, respectively. Because of these acquisitions, our distribution and other gross and net revenues have increased over our historical levels. Additional information regarding acquisitions and the impact of acquisitions is included in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and in Note 2, “Acquisitions,” in our consolidated financial statements included in this annual report.

(4)	Staff costs include share-based payments made to employees for services performed. The share-based payments include restricted stock units issued in fiscal 2006 and 2005 and awards granted to the selling shareholders of SLi for services performed. Refer to Note 12 for further discussion.

(5)	In December 2002, we sold 13,800,000 of our ordinary shares in a public offering. Net proceeds to us totaled approximately $100.0 million (after underwriting discounts and commissions and related transaction expenses).

(6)	On July 13, 2006, we issued the $200.0 million Senior Notes. Additional information regarding the Senior Notes is discussed in Part II, Item 7 of this report appearing under the caption, “Credit Facilities and Senior Notes.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an international, non-asset-based supply chain services and solutions company that provides air and ocean freight forwarding, contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage and other supply chain management services. Our business operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa and in each of these geographic segments our principal sources of income include airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics and other supply chain management services.

Our recent growth in gross revenue and net revenue for the years ended January 31, 2007 and January 31, 2006, compared to the respective prior year period, resulted from growth which we attribute to the growth of our existing operations, our acquisitions made during the year and generally favorable exchange rates as compared to the U.S. dollar. The growth in our existing operations is attributable to serving new clients as well as the increase in business from existing clients, which we collectively refer to as organic growth.

A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.

In connection with our recent completion of NextLeap, our original five-year strategic operating plan designed to help us transition from being a global freight forwarding operator to a supply chain services and solutions provider offering our clients a comprehensive range of services across the entire supply chain. We have begun to communicate the goals of our new five-year strategic operating plan, which we refer to as “CLIENTasONE”. Under CLIENTasONE, we are undertaking various efforts to attempt to increase the number and size of our clients and our revenue, improve our operational performance, develop and implement new systems and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage client relationships, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.

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

When we act as an indirect air carrier, we procure shipments from a large number of clients, consolidate shipments bound for a particular destination from a common place of origin, determine the routing over which the consolidated shipment will move, and purchase cargo space from airlines on a volume basis. As an indirect air carrier, our gross revenue includes the rate charged to the client for the movement of the shipment on the airline, plus the fees we charge for our other ancillary services such as preparing shipment-related documentation and materials handling related services. Airfreight forwarding gross revenue includes expedited movement by ground transportation and our domestic delivery service in South Africa.

When we act as an indirect air carrier, our net revenue is the differential between the rates charged to us by the airlines and, where applicable, expedited ground transport operators, and the rates we charge our clients plus the fees we receive for our other services. Therefore, our net revenue is influenced by our ability to charge our clients a rate which is higher than the rate we obtain from the airlines, but which is also lower than the rate the clients could otherwise obtain directly from the airlines.

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

When we act as an indirect ocean carrier or non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points in a specified time period at an agreed upon rate. We then solicit freight from clients to fill the containers and consolidate the freight bound for a particular destination from a common shipping point. As in the case when we act as an indirect airfreight forwarder, our gross revenue in this situation includes the rate charged to the client for the movement of the shipment on the ocean carrier plus our fees for the other services we provide which are related to the movement of goods such as preparing shipment-related documentation. Our net revenue is determined by the differential between the rates charged to us by the carriers and the rates we charge our clients along with the fees we receive for our other ancillary services.

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

Customs brokerage gross revenue is recognized when the necessary documentation for customs clearance has been completed. This gross revenue is generated by the fees we charge for providing customs brokerage services, as well as the fees we charge for the disbursements made on behalf of a client. These disbursements, which typically include customs duties and taxes, are excluded from our calculations of gross revenue since they represent disbursements made on behalf of clients. Typically, disbursements are included in our accounts receivable and are several times larger than the amount of customs brokerage gross revenue generated.

Contract Logistics.  Our contract logistics services primarily relate to our value-added warehousing services and distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our distribution services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support.

Contract logistics gross revenue is recognized when the service has been provided to third parties in the ordinary course of business. Net revenue excludes transportation costs incurred in providing contract logistics services. We have expanded our contract logistics services with our acquisitions of Span in fiscal 2007, Perfect Logistics Co., Ltd. in fiscal 2006, IHD and Unigistix in fiscal 2005 and UTi Integrated Logistics Inc. in fiscal 2003.

Distribution and Other Supply Chain Management Services.  We also provide a range of other supply chain management services, such as domestic ground transportation, warehousing services, consulting, order management, planning and optimization services, outsourced distribution services, developing specialized client-specific supply chain solutions, and customized distribution and inventory management services.

Our gross revenue in these capacities includes commissions and fees earned by us and are recognized upon performance. We have expanded our range of other supply chain management services with our acquisitions of Concentrek, Inc., which we refer to as Concentrek, in fiscal 2006 and Market Transport Services in March 2006.

Acquisitions

As a key part of our growth strategy, we continuously evaluate acquisition opportunities in all the markets in which we operate as we seek to continue expanding our service offerings. During the year ended January 31, 2007, we completed several acquisitions of companies and businesses, including Market Transport Services and Span. These acquisitions, along with our other acquisitions over the past five years, have had a significant effect on the comparability of our operating results, increasing gross revenues, net revenues and expenses, over the respective prior periods and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year, will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the dates of their respective acquisitions. We consider the operating results of an acquired company during the first twelve months following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth. Historically, we have financed acquisitions with a combination of cash from operations and borrowed money. We may borrow additional money or issue ordinary shares in the future to finance acquisitions. From time to time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to those potential acquisition targets.

We cannot assure you that we will be able to consummate acquisitions in the future on terms acceptable to us, or at all, in which case our rate of growth may be negatively impacted. We may not be successful in integrating the companies we have acquired, or that we may acquire in the future, and may not achieve the expected financial results, including cost savings in the anticipated time frames, if at all. Future acquisitions are accompanied by the risk that the liabilities of any such acquired company may not be adequately reflected in the historical financial statements of such company and the risk that such historical financial statements may be based on assumptions that are incorrect or inconsistent with our assumptions. To the extent we make additional acquisitions in the future, the risks associated with our acquisition strategy will be exacerbated. Readers are urged to read carefully all cautionary statements contained in this Form 10-K relating to acquisitions, including, without limitation, those contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.

Effective November 17, 2006, the Company acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span, for an initial cash payment of approximately $22.0 million. Span, headquartered in Markham, near Toronto, Ontario, Canada, is a value-added provider of integrated and customized supply chain management solutions, primarily in North America. The initial purchase price is also subject to a working capital adjustment. The allocation of the final purchase price to the acquired assets and assumed liabilities for this acquisition has not yet been finalized. In addition to the initial payment, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million, based on the future performance of Span for the twelve-month period ending January 31, 2008.

On January 25, 2002, we completed the acquisition of SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. We acquired SLi for an initial cash payment of approximately $14.0 million. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. We have satisfied our obligations in relation to each of the fiscal years ended January 31, 2003 through 2006 resulting in additional cash payments of approximately $40.0 million and the issuance of 2,126,901 UTi shares for total consideration of approximately $104.0 million. We made the final payment under this agreement in September of 2006. This payment was comprised of a $6.5 million cash payment and the issuance of 1.5 million shares of common stock valued at $34.9 million. A portion of the earn-out arrangement represents costs of the acquisition while a portion represents the SLi Share-based Compensation Arrangement. Refer to Note 12.

Effective March 7, 2006, we acquired Portland, Oregon-based Market Transport Services, a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in domestic ground transportation, for approximately $197.1 million in cash. The acquisition of Market Transport Services was funded by a combination of our cash reserves and the proceeds of the $150.0 million Bridge Facility. On July 13, 2006, we issued the $200.0 million Senior Notes, and utilized $150.0 million of those proceeds to repay the $150.0 million Bridge Facility. Additional information regarding the Bridge Facility and the Senior Notes are discussed in this Item appearing under the caption, “Credit Facilities and Senior Notes.”

We made several smaller acquisitions in fiscal 2007. Effective January 26, 2007, we acquired 100% of the outstanding shares of Cargoforte Sp. Zo.o (which we refer to as Cargoforte), a Polish company involved in freight forwarding and contract logistics for an initial purchase price of approximately $1.0 million in cash. Our acquisition of Cargoforte is subject to a maximum contingent earn-out of $20.0 million, which is offset against the initial purchase price and is to be calculated based on a multiple of the acquired operations future earnings for each of the four twelve month periods in the period ending January 31, 2011. In addition, effective December 18, 2006, we acquired 100% of the outstanding shares of WEST Pharma Logistics, s.r.o. (which we refer to as West Pharma), a contract logistics company, located in Slovakia, for an initial purchase price of approximately $1.1 million. We also anticipate making two contingent earn-out payments related to our acquisition of West Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operations future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.

Effective October 1, 2005, we acquired 100% of the issued and outstanding shares of Concentrek, a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9.6 million, which included a guaranteed minimum future earn-out payment of $1.2 million paid in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7.5 million, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1.2 million paid in March 2007.

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

We made several smaller acquisitions in fiscal 2006. Effective July 1, 2005, we acquired the business and net assets of Maertens Art Packers & Shippers B.V.B.A. (which we refer to as Maertens), a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1.1 million in cash. In addition, effective May 1, 2005, we acquired the assets and ongoing contract logistics business of a small transportation management provider in New Zealand and effective December 29, 2005 we acquired 100% of the outstanding shares of Logica GmbH and Logica Services GmbH (which we collectively refer to as Logica), which provides contract logistics services, for $1.2 million. We acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., a South African company, of which we had already owned 50%, and UTi Egypt Limited, of which we had already owned 55%. Effective May 31, 2005, we acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., our Israeli subsidiary.

During fiscal 2005 we also made a number of acquisitions. Effective October 12, 2004, we acquired 100% of the issued and outstanding shares of Unigistix, a Canadian corporation which serves clients in the telecommunications, apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions. The initial purchase price was approximately $76.6 million in cash, not including the working capital adjustment and earn-out payments. In addition to the initial payment, the terms of the acquisition agreement provide for a working capital adjustment and two additional payments of up to approximately $6.0 million Canadian dollars contingent upon the anticipated future growth of Unigistix over each of the two twelve-month periods ending October 31, 2006. During December 2005, we paid the first earn-out payment to the sellers of Unigistix, which consisted of a cash payment of approximately $4.0 million. We were not required to make any payments related to the final outstanding contingent earn-out payment pursuant to the acquisition of Unigistix for the twelve-month period ended October 31, 2006, as the conditions for the payment were not realized. During fiscal 2006, we also made a working capital adjustment payment of approximately $1.2 million.

Effective June 1, 2004, we acquired 100% of the issued and outstanding shares of IHD, a South African corporation. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers. The purchase price of IHD was approximately $38.6 million in cash. Effective November 1, 2004, we contributed IHD to a partnership formed with a South African black economic empowerment organization (BEE) in exchange for a 74.9% ownership interest in the partnership. In connection with the acquisition of IHD and the formation of the partnership, we recorded a minority interest liability of $12.7 million with an offsetting entry to goodwill. Additionally we granted a put option to the BEE providing a right to put their 25.1% share of the partnership to us in 2010. The put option was recorded at fair value and resulted in an entry to increase goodwill with an offsetting entry to accrued liabilities. As of January 31, 2007, we have an accrued liability of $2.9 million representing the fair value of the put option.

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2007 and fiscal 2006 compared to the respective prior year. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in Part I, Item 1A under the heading, “Risk Factors,” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement. Our consolidated financial statements attached to this report, have been prepared in U.S. dollars and in accordance with U.S. GAAP.

Geographic Segment Operating Results

We manage our business through four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa, which offer similar products and services. Each geographic segment is managed regionally by executives who are directly accountable to and maintain regular contact with our Chief Operating Officer to discuss operating activities, financial results, forecasts and plans for each geographic region.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services (including contract logistics services) are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the fiscal years ended January 31, 2007 and 2006, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Year Ended January 31,
	2007			2006
	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$850,132	$259,737	$48,568	$693,661	$209,165	$3,148
Americas	1,177,325	531,218	47,343	698,222	373,859	32,692
Asia Pacific	951,389	158,727	49,090	854,717	136,358	42,679
Africa	582,519	274,778	44,335	538,975	247,022	45,152
Corporate	—	—	(30,741)	—	—	(24,903)

Total	$3,561,365	$1,224,460	$158,595	$2,785,575	$966,404	$98,768

	Change to Year Ended January 31, 2007
	from Year Ended January 31, 2006
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$156,471	$50,572	$45,420	23%	24%	—%
Americas	479,103	157,359	14,651	69	42	45
Asia Pacific	96,672	22,369	6,411	11	16	15
Africa	43,544	27,756	(817)	8	11	(2)
Corporate	—	—	(5,838)	—	—	(23)

Total	$775,790	$258,056	$59,827	28%	27%	61%

	Year Ended January 31,
	2006			2005
	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$693,661	$209,165	$3,148	$582,428	$176,425	$(4,938)
Americas	698,222	373,859	32,692	562,853	286,760	22,414
Asia Pacific	854,717	136,358	42,679	681,532	109,159	34,991
Africa	538,975	247,022	45,152	432,980	201,437	30,200
Corporate	—	—	(24,903)	—	—	(19,297)

Total	$2,785,575	$966,404	$98,768	$2,259,793	$773,781	$63,370

	Change to Year Ended January 31, 2006
	from Year Ended January 31, 2005
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

Europe	$111,233	$32,740	$8,086	19%	19%	164%
Americas	135,369	87,099	10,278	24	30	46
Asia Pacific	173,185	27,199	7,688	25	25	22
Africa	105,995	45,585	14,952	24	23	50
Corporate	—	—	(5,606)	—	—	(29)

Total	$525,782	$192,623	$35,398	23%	25%	56%

All of our regions reported improvements in gross and net revenues for fiscal 2007 when compared to fiscal 2006.

Our Europe region showed improvements in gross and net revenues for fiscal 2007 versus fiscal 2006 primarily due to organic growth in air and ocean freight forwarding revenues, which were driven primarily by higher shipment volumes during fiscal 2007 compared to fiscal 2006 and to increases in our contract logistics and distribution and other gross and net revenues during fiscal 2007 compared to fiscal 2006. We estimate that the impact of currency exchange rates on our gross and net revenues for our Europe region, when reported in U.S. dollars, was favorable by approximately 3% in fiscal 2007 when compared to the currency exchange rates in effect in fiscal 2006. The fluctuation in our Europe region’s operating income in the period to period comparison is primarily attributable to the recognition of staff costs related to the SLi Share-based Compensation Arrangement (see Note 12).

The increases in gross and net revenues in our Americas region for fiscal 2007 as compared to fiscal 2006 were due primarily to the contributions to gross and net revenues from our acquisitions of Market Transport Services and Concentrek in March 2006 and October 2005, respectively. Additionally, we experienced increased contract logistics gross and net revenues in our Americas region due to increased business from organic growth. During fiscal 2007, our Americas’ gross and net revenues also benefited from increased ocean freight forwarding gross and net revenues when compared to the corresponding prior year period. These increases in ocean freight forwarding gross and net revenues were primarily driven by increased volumes in the region for fiscal 2007 when compared to fiscal 2006 as we intentionally sought to grow our ocean freight forwarding business. We also expect our contract logistics gross and net revenues in our Americas region to increase in the year ending January 31, 2008, which we refer to as fiscal 2008, as a result of our recent acquisition of Span in November 2006. At the operating income line, our Americas region operating profit margin, calculated by dividing operating income for the region by net revenues for the region, increased slightly from 8.7% in fiscal 2006 to 8.9% in fiscal 2007.

Gross and net revenues in our Asia Pacific region increased during fiscal 2007 when compared to fiscal 2006 primarily due to organic growth resulting from higher overall export shipment volumes especially out of China and Hong Kong. At the operating income line, our Asia Pacific region continued to be our highest operating profit margin region, calculated by dividing operating income for the region by net revenues for the region, reporting approximately 31% for fiscal 2007. The higher operating profit margin in this region resulted primarily from having a lower cost structure than our other regions.

The increases in gross and net revenues during fiscal 2007 when compared to fiscal 2006 for our Africa region resulted primarily from organic growth in our air and ocean freight forwarding due to increased levels of business and to increases in our contract logistics and distribution and other gross and net revenues during fiscal 2007 compared to fiscal 2006. We estimate that the impact of unfavorable currency exchange rates on our gross and net revenues for our Africa region, when reported in U.S. dollars, was approximately 8% in fiscal 2007 when compared to the currency exchange rates in effect in fiscal 2006. Our Africa region’s operating income for fiscal 2007 was adversely impacted by additional operating costs incurred in our IHD operations. These increases, particularly in the second half of fiscal 2007, resulted from IHD occupying temporary facilities to store manufacturers’ products for which revenues are only earned when these products are distributed to end users. IHD also incurred additional operating costs as we performed in-house certain functions previously out-sourced to distributors. These additional costs are anticipated to decline in fiscal 2008.

Because of the integrated nature of our business, with global clients being served by more than one of our geographic regions and with at least two regions often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by geographic regions.

By service line, our total increase of $775.8 million, or 28%, in gross revenue in fiscal 2007 over fiscal 2006 was due to increases in airfreight forwarding of $167.3 million, ocean freight forwarding of $111.5 million, distribution and other revenue of $416.2 million, contract logistics of $75.4 million and customs brokerage of $5.4 million.

We estimate that acquisitions and organic growth accounted for approximately $407.9 million and $373.5 million, respectively, of the aggregate increases in gross revenue for fiscal 2007 versus fiscal 2006, offset by the impact of unfavorable exchange rates as compared to the U.S. dollar.

We believe that net revenue is a better measure than gross revenue of the importance to us of our various services since our gross revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. When we act as an indirect air and ocean carrier and truck broker, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Net revenue derived from freight forwarding generally is shared between the points of origin and destination. Our gross revenue in our other capacities includes only commissions and fees earned by us and is substantially the same as our net revenue.

The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Year ended January 31,
	2007	2006	2005

Net revenues:
Airfreight forwarding	27%	30%	33%
Ocean freight forwarding	12	12	13
Customs brokerage	7	8	10
Contract logistics	36	39	33
Distribution and other	18	11	11

Total net revenues	100	100	100
Operating expenses:
Staff costs	53	57	56
Depreciation and amortization	3	2	3
Amortization of intangible assets	1	1	*
Other operating expenses	31	30	33

Operating income	13	10	8
Interest income	1	1	1
Interest expense	(2)	(1)	(1)
(Losses)/gains on foreign exchange	*	*	*
	—	—	—
Pretax income	12	10	8
Provision for income taxes	3	4	3
Minority interests	*	*	*
	—	—	—
Net income	9%	6%	5%

*	Less than one percent.

Year Ended January 31, 2007 Compared to Year Ended January 31, 2006

Net revenue increased $258.1 million, or 27%, to $1.2 billion for fiscal 2007 compared to $966.4 million for fiscal 2006. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling $146.2 million. Acquisitions, primarily Market Transport Services and Concentrek, accounted for approximately $119.5 million of the net revenue increase for fiscal 2007 versus fiscal 2006, while on a constant currency basis, when we translate our fiscal 2007 results using currency exchange rates in effect for fiscal 2006, we estimate that unfavorable exchange rates had a negative impact of approximately $7.6 million.

Airfreight forwarding net revenue increased $38.6 million, or 13%, to $329.6 million for fiscal 2007 compared to $291.0 million for fiscal 2006. This increase resulted primarily from organic growth in our Europe and Asia Pacific regions in fiscal 2007 when compared to fiscal 2006, which was partially offset by the negative impact of currency exchange rates when reported in U.S. dollars in fiscal 2007 when compared to the currency exchange rates in effect in fiscal 2006. Our organic growth resulted primarily from higher volumes in our Europe and Asia Pacific regions, which resulted in higher airfreight forwarding net revenue in fiscal 2007 versus fiscal 2006.

Ocean freight forwarding net revenue increased $28.3 million, or 24%, to $146.6 million for fiscal 2007 compared to $118.3 million for fiscal 2006. This increase was due primarily to organic growth in all of our regions which growth was partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in fiscal 2007 when compared to the currency exchange rates in effect in fiscal 2006. This increase was also a result of higher ocean freight shipment volumes during fiscal 2007 when compared to fiscal 2006. We experienced increases in ocean freight yields in all of our regions in fiscal 2007 compared to fiscal 2006, which contributed to our overall increase in ocean freight forwarding net revenues.

Customs brokerage net revenue increased $5.6 million, or 7%, to $84.1 million for fiscal 2007 compared to $78.5 million for fiscal 2006. Customs brokerage net revenue increased in fiscal 2007 when compared to fiscal 2006 primarily due to organic growth in our Americas region.

Contract logistics net revenue increased $68.3 million, or 18%, to $439.0 million for fiscal 2007 compared to $370.7 million for fiscal year 2006. This increase resulted primarily from organic growth that totaled approximately $57.8 million, particularly in the Americas region and to a lesser degree in our Europe region. This increase was also partially due to the impact of our acquisitions, which we estimated were responsible for approximately $13.3 million of the increase in contract logistics net revenue. These increases were partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in fiscal 2007 when compared to the currency exchange rates in effect in fiscal 2006. We expect our contract logistics net revenue to increase in fiscal 2008 as a result of our recent acquisition of Span in November 2006.

Distribution and other net revenue, which includes revenue from our other supply chain management services including outsourced distribution services, increased $117.4 million, or 109%, to $225.2 million for fiscal 2007 compared to $107.8 million for fiscal 2006. This increase during fiscal 2007 was primarily attributable to the impact of our acquisitions that totaled approximately $106.1 million during fiscal 2007, particularly Market Transport Services in March 2006, partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in fiscal 2007 when compared to the currency exchange rates in effect in fiscal 2006.

Staff costs increased $95.8 million, or 17%, to $643.0 million for fiscal 2007 from $547.2 million for fiscal 2006, primarily as a result of the addition of personnel in connection with increased levels of business during fiscal 2007 as compared to fiscal 2006, and to a lesser degree to our acquisitions made since February 1, 2006, particularly Market Transport Services. These increases were partially offset by decreases in share-based compensation expense. In fiscal 2007, $12.6 million was recorded as a credit or reduction to staff costs related to the SLi Share-based Compensation Arrangement compared to an expense of $32.5 million in fiscal 2006 for the SLi Share-based Compensation Arrangement. The arrangement was classified as a liability award and accordingly, the reduction in expense from the comparable prior period primarily resulted from a decrease in the market price of our ordinary shares in fiscal 2007. See Note 12. Total staff costs expressed as a percentage of net revenues decreased to 53% in fiscal 2007 from 57% in fiscal 2006.

Depreciation and amortization expense increased by $10.4 million, or 45%, to $33.4 million for fiscal 2007 over fiscal 2006 primarily due to the impact of our acquisitions made since February 1, 2006, particularly Market Transport Services, as well as capital spending undertaken.

Amortization of intangible assets expense increased by $2.9 million, or 58%, to $8.0 million for fiscal 2007 over fiscal 2006 primarily due to the impact of our acquisitions, particularly Market Transport Services. When expressed as a percentage of net revenue, amortization of intangible assets expense remained constant at 1% of net revenue between fiscal 2007 and fiscal 2006.

Other operating expenses increased by $89.2 million, or 31%, to $381.5 million in fiscal 2007 compared to $292.3 million for fiscal 2006. Of this increase, we estimate that approximately 71% was due to increased costs associated with higher volumes attributable to organic growth. Secondarily, the increase was caused by the additional operating costs incurred by our acquisitions from their effective dates, including Market Transport Services and Span. Included in other operating expenses for fiscal 2007 are facilities and communications costs of $127.3 million compared to $103.0 million of such costs for fiscal 2006, representing an increase of 24%. Facilities and communications costs increased primarily as a result of the addition of new locations in fiscal 2007 as compared to fiscal 2006 and secondarily as a result of costs associated with the organic business growth. The balance of the other operating expenses is comprised of selling, general and administrative costs. For fiscal 2007, selling, general and administrative costs increased 34% to $254.2 million compared to $189.2 million for fiscal 2006. The increase in selling, general and administrative costs was primarily a result of increased costs related to our domestic courier and trucking services in South Africa and other miscellaneous expenses and to a lesser degree to the impact of acquisitions. When expressed as a percentage of net revenue, other operating expenses increased slightly to 31% for fiscal 2007 from 30% when compared to fiscal 2006.

Interest income and interest expense increased in fiscal 2007 as compared to fiscal 2006 by $3.2 million, or 65%, and $14.5 million, or 164%, respectively. Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Bridge Facility, Senior Notes and capital lease obligations. Our interest expense increased primarily due to the interest expense associated with the addition of the $150.0 million Bridge Facility and the issuance of the $200.0 million Senior Notes, which a portion of the proceeds of the Senior Notes was used to repay the Bridge Facility.

Our effective income tax rate of 22% in fiscal 2007 was lower than the effective income tax rate of 37% in fiscal 2006 primarily due to the SLi Share-based Compensation Arrangement discussed in Note 12. As previously discussed, we recorded a credit of $12.6 million in fiscal 2007 compared to an expense of $32.5 million in fiscal 2006 of compensation expense associated with the SLi Share-based Compensation Arrangement, with no associated tax benefit. As such, our effective tax rate decreased in fiscal 2007 primarily due to the impact of the SLi Share-based Compensation Arrangement. Additionally, our overall effective tax rate is also impacted by the geographic composition of our worldwide earnings.

Net income increased by $52.7 million, or 96%, to $107.9 million in fiscal 2007 as compared to the prior year for the reasons listed above.

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

Staff costs increased $117.2 million, or 27%, to $547.2 million for fiscal 2006 from $430.0 million for the prior year, primarily as a result of increased resources to accommodate the increase in business activity and the addition of personnel in connection with our acquisitions of Perfect Logistics and Concentrek in fiscal 2006 and IHD and Unigistix in fiscal 2005, which we estimated were responsible for approximately 13% of the total increase. Additionally, we added several experienced people with strong client relationships to our sales team during fiscal 2006 and we are still recruiting additional salespeople. These experienced new hires are included in the staff costs for fiscal 2006 from their date of hire and will add to staff costs going forward. Furthermore, we incurred additional staff costs due to changes made in our Brazilian management team in fiscal 2006. Share-based compensation expense increased by approximately $4.8 million in fiscal 2006 compared to fiscal 2005 primarily as a result of restricted stock units granted to directors, officers and employees under our share-based compensation plans. This increase in the expense relates to retention awards issued to officers and employees in the later part of fiscal 2005. Share-based compensation expense of $32.5 million in fiscal 2006 and $32.3 million in fiscal 2005 relating to the SLi Share-based Compensation Arrangement is included in staff costs. Total staff costs expressed as a percentage of net revenues increased to 57% in fiscal 2006 from 56% in fiscal 2005.

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

Our effective income tax rate of 37% in fiscal 2006 was lower than the effective income tax rate of 41% in the prior year. As previously discussed, we recorded $32.5 million in fiscal 2006 and $32.3 million in fiscal 2005 of compensation expense associated with the SLi Share-based Compensation Arrangement, with no associated tax benefit. As such, the company’s effective tax rate decreased in fiscal 2006 primarily due to the impact of the SLi Share-based Compensation Arrangement. Additionally, our overall effective tax rate is also impacted by the geographic composition of our worldwide earnings.

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

Liquidity and Capital Resources

As of January 31, 2007, our cash and cash equivalents totaled $278.4 million, representing an increase of $31.9 million from January 31, 2006, as a result of generating a net amount of $45.0 million of cash in our operating, investing and financing activities offset by a negative impact of $13.1 million related to the effect of foreign exchange rate changes on our cash balances. Historically, we have used our internally generated net cash flow from operating activities along with the net proceeds from the issuance of ordinary shares to fund our working capital requirements, capital expenditures, acquisitions and debt service.

In fiscal 2007, we generated approximately $128.2 million in net cash from operating activities. This resulted from net income of $107.9 million plus depreciation and amortization of intangible assets totaling $41.4 million, plus an increase in trade payables and other current liabilities of $89.4 million which was offset by an increase in trade receivables and other current assets of $106.4 million and other items totaling $4.1 million. The increases in trade receivables and other current assets and trade payables and other current liabilities of fiscal 2007 were primarily due to increased levels of business in all of our geographic regions during fiscal 2007 as compared to the comparable prior year period.

During fiscal 2007, cash used for capital expenditures was approximately $27.2 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with an increase in our business operations for fiscal 2008.

During fiscal 2007, we used an aggregate of $231.1 million of cash for acquisitions and contingent earn-out payments, including $197.1 million for our acquisition of Market Transport Services. The acquisition of Market Transport Services was funded by a combination of our cash reserves and the proceeds from our $150.0 million Bridge Facility. On July 13, 2006, we issued $200.0 million of Senior Notes and utilized $150.0 million of the proceeds of the Senior Notes to repay the $150.0 million Bridge Facility and a portion of our outstanding bank lines of credit. Additional information regarding the Bridge Facility, Facility Agreement and the Senior Notes is discussed in this Item under the caption “Credit Facilities and Senior Notes.”

In November 2006, we completed the acquisition of Span for $22.0 million in cash. In addition to the initial payment, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million, based on the future performance of Span for the twelve-month period ending January 31, 2008. We funded the initial payment for our Span acquisition through our current cash balance.

Additionally, in the case of our acquisition of SLi, the selling shareholders agreed to accept a combination of cash and ordinary shares. The final contingent earn-out payment was made during the third quarter of fiscal 2007. The SLi selling shareholders received 1.5 million ordinary shares of the company valued at $34.9 million and $6.5 million in cash in settlement of the final earn-out payment. We funded this final cash payment through our current cash balance.

We have a number of other potential earn-out payments related to certain acquisitions. There is a remaining contingent earn-out payment related to our acquisition of ET Logistics that will be calculated based on the future performance of the acquired operation for the fiscal year ending January 31, 2008. The maximum amount due to the selling shareholders of ET Logistics, in aggregate, is 1.5 million euros (equivalent to approximately $2.0 million as of January 31, 2007). Our remaining earn-out payments relating to the acquisition of Perfect Logistics will be based on the acquired operation’s future earnings over each of the next two twelve-month periods in the period ending

May 31, 2009 and which are subject to a cumulative maximum U.S. dollar equivalent of approximately $4.7 million. In March 2007, we made a payment of $1.2 million related to our acquisition of Concentrek. In addition, we anticipate making three remaining contingent earn-out payments subject to a maximum of $6.3 million, which are to be calculated based on a multiple of Concentrek’s future earnings for each of the three twelve-month periods in the period ending January 31, 2010. We also anticipate making three remaining contingent earn-out payments related to our acquisition of Logica which are to be calculated based on a multiple of the acquired operation’s future earnings for each of the three twelve-month periods in the period ending January 31, 2010 and which are subject to a maximum of 10.0 million euros (equivalent to approximately $13.0 million as of January 31, 2007) which is offset against the initial purchase price. We anticipate making four contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $20.0 million, which is offset against the initial purchase price of $1.0 million and are to be calculated based on a multiple of the acquired operations future earnings for each of the four twelve month periods in the period ending January 31, 2011. We anticipate making two contingent earn-out payments related to our acquisition of West Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012. We anticipate that such earn-out payments will generally be funded from a combination of our current cash balances and cash generated from future operations.

Our financing activities during fiscal 2007 provided $170.4 million of cash, primarily due to the net proceeds of $198.0 million from the issuance of the Senior Notes, plus $12.2 million of net proceeds from the issuance of ordinary shares resulting from the exercise of stock options previously granted to employees and directors, partially offset by repayments of capital lease obligations totaling $10.6 million. We also used approximately $5.8 million of cash in the second quarter of fiscal 2007 for the payment of a dividend on our ordinary shares. We expect to use approximately $5.9 million of cash in the second quarter of fiscal 2008 for the payment of dividends on our ordinary shares as declared by our board of directors on March 29, 2007.

Credit Facilities and Senior Notes

We have various credit and guarantee facilities established in countries, including a global credit facility (refer to the discussion below), where such facilities are required for our business. At January 31, 2007, these facilities totaled approximately $299.6 million. Our borrowing capacities range from $0.2 million to $250.0 million and totaled approximately $182.5 million at January 31, 2007. Our outstanding borrowings totaled $79.1 million at January 31, 2007 and we had approximately $103.5 million of available, unused borrowing capacity. Certain credit facilities have financial and other covenants, with which the company was in compliance as of January 31, 2007. At January 31, 2007, our guarantee facilities, which are a necessary part of our business, totaled approximately $117.0 million.

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

The Facility Agreement provides for two separate credit facilities, which we refer to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $150.0 million. None of our subsidiaries in South Africa may be a borrower under the Global Facility. The South African Facility consists of a credit facility in the amount of $100.0 million. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. Loans (other than swingline loans) under the Facility Agreement bear interest at a rate per annum equal to the Interbank Offered Rate (IBOR) plus an applicable margin of 0.75% to 1.20% and swingline loans under the Facility Agreement bear interest at a rate per annum equal to the higher of the prime commercial lending rate of the Swingline Agent or an amount equal to the Federal Funds Rate plus an applicable margin of 0.75% to 1.20%.

In addition to the credit and guarantee facilities provided under the Facility Agreement we utilize a number of other financial institutions in certain countries not covered by the Facility Agreement to provide us with working capital to operate in these countries. Consequently, the use of a particular credit or guarantee facility (other than credit and guarantee facilities provided under the Facility Agreement) is normally restricted to the country in which it originated and a particular credit or guarantee facility may restrict distributions by the subsidiary operating in the country. The interest rates on these facilities vary and ranged from 0.9% to 9.8% at January 31, 2007. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit and guarantee facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that are extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements.

Effective March 7, 2006, we entered into a $150.0 million Bridge Facility, with LaSalle Bank, N.A., which we refer to as LaSalle. This Bridge Facility was to mature on September 7, 2006 and contained financial and other covenants. We entered into the Bridge Facility to provide short-term financing for our acquisition of Market Transport Services. The Bridge Facility was secured by a pledge of all the shares of Market Transport Services and each of its subsidiaries. Our obligations under the Bridge Facility were guaranteed by us and selected subsidiaries.

On July 13, 2006, we issued $200.0 million of Senior Notes under a note purchase agreement (Note Purchase Agreement), entered into among us, certain of our subsidiaries as guarantors and the purchasers named therein. Proceeds from the issuance of the Senior Notes were used to pay off the Bridge Facility and a portion of our outstanding bank lines of credit. The Senior Notes mature on July 13, 2011 and the Note Purchase Agreement contains customary financial and other covenants. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. We are required to repay approximately $33.3 million, or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including July 13, 2011. The required repayments may be reduced proportionally by certain other repayments by us. Our obligations under the Senior Notes and the Note Purchase Agreement are guaranteed by us and certain of our selected subsidiaries.

In connection with the issuance of the Senior Notes and our execution of the Facility Agreement, we terminated, and paid all outstanding obligations under several credit agreements in accordance with their respective terms, including the Bridge Facility, a revolving facility with LaSalle, the letter agreement dated September 15, 2005 from Nedbank and accepted by us and the letter agreement from Nedbank and accepted by UTi South Africa (Pty) Limited and other of our subsidiaries located in South Africa on December 6, 2004. There were no early termination penalties incurred in connection with the termination of these credit facilities and related agreements.

The Senior Notes and Facility Agreement require us to comply with certain financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated EBITDA and minimum interest charge coverage requirements, among others. Should we fail to comply with these covenants, all or a portion of the indebtedness under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided thereunder would no longer be available. The purchasers under the Note Purchase Agreement could require the Company to make an offer to prepay the principal and accrued interest of all, but not less than all, the Senior Notes held by each holder of Senior Notes, and the lenders under the Facility Agreement could cancel commitments and repay the outstanding amount under the Facility Agreement, if a change of control in the company occurs. At January 31, 2007, we were in compliance with all such covenants.

In 2004, we filed a prospectus as part of a registration statement on Form S-3 with the SEC, using a “shelf” registration process. Under this shelf process, we may sell from time to time any combination of the securities in one or more offerings up to an aggregate dollar amount of proceeds of $250.0 million. The securities described in the prospectus include, ordinary shares, class A preferred stock, class B preferred stock, debt securities, warrants to purchase ordinary shares, warrants to purchase class A preferred stock and warrants to purchase class B preferred stock. Each time we sell securities under the “shelf”, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential business acquisitions, including potential earn-out payments related to acquisitions. As of January 31, 2007, no securities have been issued under the “shelf”.

Contractual Obligations

At January 31, 2007, we had the following contractual obligations (in thousands):

	Payments Due By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Bank borrowings(1)	$87,390	$87,390	$—	$—	$—
Senior Notes(2)	244,822	—	131,569	106,693	6,560
Capital lease obligations(2)	42,168	15,112	22,827	4,009	220
Operating lease obligations	281,624	78,317	107,519	57,842	37,946
Unconditional purchase obligations	3,251	3,251	—	—	—

Total	$659,255	$184,070	$261,915	$168,544	$44,726

(1)	Includes estimated interest expense based on the variable interest rates on these obligations.

(2)	Includes interest expense due to the fixed nature of interest rates on these obligations.

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

In connection with the acquisition of IHD and the formation of a partnership with a BEE, we granted a put option to the BEE providing a right to put their 25.1% share of the partnership to us in 2010. The above table does not include the fair value of the put option. See discussion in this Item under the caption “Acquisitions.”

We believe that with our current cash position, various bank credit facilities and operating cash flows, we have sufficient means to meet our working capital and liquidity requirements for at least the next 12 months as our operations are currently conducted.

The nature of our operations necessitates dealing in many foreign currencies and our results are subject to fluctuations due to changes in exchange rates. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Impact of Inflation

To date, our business has not been significantly or adversely affected by inflation. Historically, we have been generally successful in passing carrier rate increases and surcharges on to our clients by means of price increases and surcharges. Direct carrier rate increases could occur over the short- to medium-term. Due to the high degree of competition in the marketplace, these rate increases might lead to an erosion of our profit margins.

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

Revenue Recognition

Gross revenue represents billings on exports to clients, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the Company acts as an agent. The Company recognizes revenue in accordance with method 2 of Emerging Issues Task Force Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from the Company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers are recognized at the time the freight departs the terminal of origin which is when the client is billed. This method generally results in recognition of gross revenues and freight consolidation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

Gross customs brokerage revenue, contract logistics revenue and distribution and other revenues are recognized when the client is billed, which for customs brokerage revenue, is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenues, is when the service has been provided to third parties in the ordinary course of business. Net revenue is determined by deducting freight consolidation costs from gross revenue. Freight consolidation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided, and adjusted upon receipt of the suppliers’ final invoices.

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

Allowance for Doubtful Receivables

We maintain an allowance for doubtful receivables based on a variety of factors and estimates. These factors include historical client trends, general and specific economic conditions and local market conditions. We believe our estimate for doubtful receivables is based on reasonable assumptions and estimates, although they are inherently unpredictable and uncertain and actual results may differ from these estimates.

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

Goodwill and Other Intangible Assets

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net assets. Other intangible assets with definite lives, other than client relationships, are being amortized using the straight-line method over their estimated lives. Client relationships are generally being amortized using an accelerated method over shortened periods, to approximate the period of distribution of expected cash flows. Estimated lives of other intangible assets currently range from one to seventeen years. Other intangible assets with indefinite lives, including goodwill are assessed at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We complete the required impairment test annually in the second quarter, or when certain events occur or circumstances change.

Share-Based Compensation

During the first quarter of fiscal 2007, the company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this method, the company recognizes compensation expense for all share-based payments granted after January 31, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 31, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, the company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123R, see Note 12.

Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.

Contingencies

We are subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the company is self-insured in relation to freight related exposures or employee benefits, adequate liabilities are estimated and recorded for the portion for which we are self-insured. When estimates of our exposure from claims or pending or threatened litigation matters meet the recognition criteria of SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

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

In July 2006, the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. In addition, FIN No. 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. FIN No. 48 is effective for all fiscal years beginning after December 15, 2006, and the company’s adoption could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions with a corresponding adjustment to retained earnings in the consolidated balance sheets. The company is currently assessing the effect, if any, of FIN No. 48 on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. The company’s adoption of SFAS No. 157 on February 1, 2008, as required, could result in a transition adjustment recognized as an adjustment to the opening balance of the accumulated other comprehensive loss in the consolidated balance sheets. The company is currently assessing the effect SFAS No. 157 may have on its consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for the company on February 1, 2008. The company is currently assessing the effect SFAS No. 159 may have on its consolidated results of operations and financial position.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity

Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2007, the notional value of all of our open forward foreign exchange contracts was $19.9 million related to transactions denominated in various currencies, but predominantly in U.S. dollars, euros and British pounds sterling. These contracts are generally entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.

The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in U.S. dollar equivalents at January 31, 2007 and 2006. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

Non-functional currency exposure in U.S. dollar equivalents is as follows (in thousands):

				Foreign Exchange
				Gain/(Loss)
			Net	if Functional Currency
			Exposure	Appreciates	Depreciates
	Assets	Liabilities	Long/(Short)	by 10%	by 10%

At January 31, 2007:
U.S. dollars	$68,074	$44,188	$23,886	$2,389	$(2,389)
Euros	4,997	10,920	(5,923)	(592)	592
British pounds sterling	6,636	6,786	(150)	(15)	15
Hong Kong dollars	547	2,859	(2,312)	(231)	231
Other	2,403	4,513	(2,110)	(211)	211

Total	$82,657	$69,266	$13,391	$1,340	$(1,340)

At January 31, 2006:
U.S. dollars	$43,614	$28,832	$14,782	$1,478	$(1,478)
Euros	2,382	4,613	(2,231)	(223)	223
British pounds sterling	3,741	3,568	173	17	(17)
Hong Kong dollars	298	890	(592)	(59)	59
Other	1,820	2,427	(607)	(61)	61

Total	$51,855	$40,330	$11,525	$1,152	$(1,152)

Qualitative Information about Market Risk

Foreign Exchange Risk

The nature of our operations necessitates dealing in many foreign currencies. Our results are subject to fluctuations due to changes in exchange rates. We attempt to limit our exposure to changing foreign exchange rates through both operational and financial market actions. We provide services to clients in locations throughout the world and, as a result, operate with many currencies including the key currencies of North America, Latin America, Africa, Asia Pacific and Europe.

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

Many of our operations operate in functional currencies other than in U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized losses of $18,293 in fiscal 2007. The company has historically not attempted to hedge this equity risk.

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We have short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of bank lines of credit used to finance working capital requirements. Generally, our short-term debt is at variable interest rates, while our long-term debt is at fixed interest rates. The fair value of our long-term bank loans approximates the carrying value at January 31, 2007 and 2006. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and was not considered material at either year-end. We believe a 1% change in interest rates would not have a material impact on our future investment earnings due to the short-term nature of our investments.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of January 31, 2007, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of January 31, 2007 to ensure that material information is recorded, processed, summarized and reported by company’s management on a timely basis in the company’s reports filed under the Exchange Act. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” attached to this report beginning on page F-1, and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We have improved and strengthened the design of controls regarding the review and analysis of complex business combinations. These actions included instituting additional reviews of transaction documentation associated with complex business combinations by personnel with adequate accounting and legal knowledge and where appropriate, additional reviews by external professional resources.

No other changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the fourth fiscal quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors and Executive Officers and Corporate Governance

The information required by this Item with respect to directors, the audit committee and Section 16(a) compliance is incorporated by reference under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, from our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, which we refer to as the 2007 Proxy Statement, which will be filed within 120 days of January 31, 2007 pursuant to Regulation 14A.

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

ITEM 11.  Executive Compensation

The information required by this Item is incorporated by reference under the captions “Information about the Board of Directors and Committees of the Board — Compensation of Directors” and “Compensation of Executive Officers” from our 2007 Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with regard to the security ownership of certain beneficial owners and management is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” from our 2007 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of January 31, 2007 regarding the number of our ordinary shares that may be issued pursuant to our equity compensation plans:

	(a)			(c)
	Number of			Number of Securities
	Securities to be		(b)	Remaining Available
	Issued upon		Weighted-average	for Future Issuance
	Exercise of		Exercise Price of	under Equity
	Outstanding		Outstanding	Compensation Plans
	Options, Warrants		Options, Warrants,	(Excluding Securities
	and Rights		and Rights	Reflected in Column (a))

Plan category
Equity compensation plans approved by security holders	5,199,571	(1)	$14.31	4,767,467	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,199,571		$14.31	4,767,467

(1)	Of these shares 12,800 are restricted share units outstanding under the 2004 Non-Employee Directors Share Incentive Plan. In addition, 385,880 are restricted share units granted as retention awards, which we refer to as the Retention Awards, and 314,915 are unvested restricted share units granted as performance awards, which we refer to as the Performance Awards, in each case under our 2004 Long-Term Incentive Plan. Restricted share units granted under the 2004 Non-Employee Directors Share Incentive Plan generally vest and become non-forfeitable on the date immediately proceeding the annual meeting of the shareholders which follows the grant date of the restricted share units, provided that the director receiving such restricted share units is then serving as a director on such date. Receipt of such shares may be deferred under the terms of the plan. The Retention Awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the passage of time. Under the Retention Awards, 100% of the shares will vest at the end of the required retention period. The Performance Awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the satisfaction of certain performance criteria over a three year period with up to 150% of the shares vesting at the end of the performance period.

(2)	The restricted share units identified in Footnote 1 are not included in column (c).

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference under the captions “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others” from our 2007 Proxy Statement.

ITEM 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference under the caption “Independent Public Accountants” from our 2007 Proxy Statement.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

1. Financial Statements and Financial Statement Schedule

Our consolidated financial statements are attached to this report and begin on page F-1.

2. Exhibits

The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Description

2	.1*	Stock Purchase Agreement, dated as of March 7, 2006, among UTi (U.S.) Logistics Holdings Inc., Market Industries, Ltd., and the other parties named therein (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K, filed March 13, 2006)
3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed October 26, 2005)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10	.1+	Form of Employment Agreement between Mr. Wessels and the company (incorporated by reference to Exhibit 10.4 to the company’s Registration Statement on Form F-1, No. 333-47616, filed October 10, 2000)
10	.2+	Form of Amended and Restated Employment Agreement between Mr. MacFarlane and the company (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 21, 2007)
10.3		Amended and Restated Registration Rights Agreement between PTR Holdings, Inc., Union-Transport Holdings Inc. and the company (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the company’s Registration Statement on Form F-3, No. 333-101309, filed December 10, 2002)
10.4		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.5		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.6		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.7		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.8+	Amended and Restated Senior Leadership Team (SLT) Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.9*	Agreement between UTi Spain, S.L. and the other parties named therein (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2005)
10	.10+	Consulting Agreement dated November 1, 2006, between UTi, Services, Inc. and Linda Bennett
10	.11+	Separation Agreement and General Release dated as of November 21, 2006, between UTi, Services, Inc. and Linda Bennett
10	.12+	Employment Agreement of Mr. John Hextall (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K, filed February 27, 2006)
10	.13+	Employment Agreement of Mr. Gene Ochi (incorporated by reference to Exhibit 99.3 to the company’s Current Report on Form 8-K, filed February 27, 2006)

Exhibit		Description

10	.14+	Employment Agreement of Mr. Lawrence Samuels (incorporated by reference to Exhibit 99.5 to the company’s Current Report on Form 8-K, filed February 27, 2006)
10.15		Credit Agreement, dated as of March 7, 2006, among UTi (U.S.) Logistics Holdings Inc., UTi Worldwide Inc., UTi (Netherlands) Holdings B.V., LaSalle Bank National Association and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 13, 2006)
10	.16+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.17+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.18+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.19+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.20+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.21+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.22+	WTC Provident Fund, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.23+	UTi Worldwide (UK) LTD Pension Scheme Summary of Benefits for Mr. Alan C. Draper (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.24+	Norwich Union Cash Plus Individual Pension Plan Policy for Mr. John Hextall (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.25+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, filed June 16, 2006)
10.26		Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10.27		Credit Facility, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and various financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10.28		Cession Agreement in Security, dated as of July 13, 2006, by and among Pyramid Freight (Proprietary) Limited, South African Branch, and Nedbank Limited (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10	.29+	Form of Performance Enhancement Award Agreement for May 12, 2006 Performance Enhancement Awards granted to certain executive officers pursuant to the UTi Worldwide Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.30+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type C) (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.31+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type D) (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.32+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement, as amended (incorporated by reference to Exhibit 10.28 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.33+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type A) (incorporated by reference to Exhibit 10.29 to the company’s Annual Report on Form 10-K, filed April 17, 2006)

Exhibit		Description

10	.34+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type B) (incorporated by reference to Exhibit 10.30 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.35+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as amended (Type A) (incorporated by reference to Exhibit 10.31 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.36+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as mended (Type B) (incorporated by reference to Exhibit 10.32 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.37+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K, filed June 16, 2006)
10	.38+	Restricted Shares Award Agreement and Section 83(b) Election Form to be used in connection with the 2004 Non-Employee Directors Share Incentive Plan (incorporated by reference to Exhibit 99.3 to the company’s Current Report on Form 8-K, filed June 16, 2006)
10	.39+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Election Forms, as amended (incorporated by reference to Exhibit 10.33 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.40+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.34 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.41+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.35 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.42+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
12.1		Statement regarding computation of ratio of earnings to fixed charges
21		Subsidiaries of the company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

(1)	The exhibits and schedules to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer and Director

Date: April 2, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTi Worldwide Inc.

Date: April 2, 2007	By: /s/ Roger I. MacFarlane Roger I. MacFarlane Chief Executive Officer and Director Principal Executive Officer

Date: April 2, 2007	By: /s/ Lawrence R. Samuels Lawrence R. Samuels Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

Date: April 2, 2007	By: /s/ J. Simon Stubbings J. Simon Stubbings Chairman of the Board of Directors

Date: April 2, 2007	By: /s/ Matthys J. Wessels Matthys J. Wessels Vice Chairman of the Board of Directors

Date: April 2, 2007	By: /s/ Brian D. Belchers Brian D. Belchers Director

Date: April 2, 2007	By: /s/ C. John Langley, Jr. C. John Langley, Jr. Director

Date: April 2, 2007	By: /s/ Leon J. Level Leon J. Level Director

Date: April 2, 2007	By: /s/ Allan M. Rosenzweig Allan M. Rosenzweig Director

UTi WORLDWIDE INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a — 15(f) promulgated under the Securities Exchange Act of 1934. Our system of internal control was designed to provide reasonable assurance to UTi’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment using the COSO model, we believe that the company’s internal control over financial reporting is effective as of January 31, 2007.

As permitted by the guidance published by the SEC, management has excluded the operations of Market Industries, Ltd., which was acquired as of March 7, 2006, from its assessment of internal control over financial reporting as of January 31, 2007. Market Industries, Ltd. had total assets and gross revenues constituting 14.3% and 10.4%, respectively, of the related consolidated financial statement amount as of and for the year ended January 31, 2007.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2007, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements as stated in their report which is included in this annual report on Form 10-K. Deloitte & Touche LLP has issued an attestation report, set forth below, on management’s assessment of the Company’s internal control over financial reporting.

Roger I. MacFarlane
Chief Executive Officer
Lawrence R. Samuels
Executive Vice President – Finance, Chief Financial Officer
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.
Los Angeles, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that UTi Worldwide Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Market Industries, Ltd., which was acquired on March 7, 2006 and whose financial statements constitute 31.7 percent and 14.3 percent of net and total assets, respectively, 10.4 percent of gross revenues, and 10.3 percent of net income of the consolidated financial statement amounts as of and for the year ended January 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Market Industries, Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended January 31, 2007 of the Company and our report dated April 2, 2007 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/  Deloitte & Touche LLP

Los Angeles, California
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and subsidiaries at January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the Notes to the Consolidated Financial Statements, effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Los Angeles, California
April 2, 2007

UTi WORLDWIDE INC.

CONSOLIDATED INCOME STATEMENTS
For the years ended January 31, 2007, 2006 and 2005

	Year Ended January 31,
	2007	2006	2005
	(In thousands, except share and
	per share amounts)

Gross revenue	$3,561,365	$2,785,575	$2,259,793
Freight consolidation costs	2,336,905	1,819,171	1,486,012

Net revenue	1,224,460	966,404	773,781
Staff costs	642,962	547,233	430,026
Depreciation and amortization	33,422	23,052	19,453
Amortization of intangible assets	8,005	5,082	1,980
Other operating expenses	381,476	292,269	258,952

Operating income	158,595	98,768	63,370
Interest income	8,154	4,945	4,112
Interest expense	(23,309)	(8,814)	(4,586)
Gains/(losses) on foreign exchange	435	(303)	973

Pretax income	143,875	94,596	63,869
Provision for income taxes	32,105	35,185	26,140

Income before minority interests	111,770	59,411	37,729
Minority interests	(3,831)	(4,213)	(2,723)

Net income	$107,939	$55,198	$35,006

Basic earnings per share	$1.11	$0.59	$0.38
Diluted earnings per share	$1.08	$0.56	$0.37
Number of weighted average shares used for per share calculations:
Basic shares	97,431,383	94,146,993	92,203,080
Diluted shares	99,561,963	98,042,114	95,705,328

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED BALANCE SHEETS
As of January 31, 2007 and 2006

	January 31,
	2007	2006
	(In thousands, except
	share amounts)

ASSETS
Cash and cash equivalents	$278,408	$246,510
Trade receivables (net of allowance for doubtful receivables of $14,719 and $14,367 as of January 31, 2007 and 2006, respectively)	662,804	497,990
Deferred income tax assets	10,889	8,517
Other current assets	57,563	39,172

Total current assets	1,009,664	792,189
Property, plant and equipment, net	127,990	79,342
Goodwill	426,516	291,549
Other intangible assets, net	64,368	42,020
Investments	3,096	1,050
Deferred income tax assets	12,725	3,704
Other non-current assets	15,511	11,684

Total assets	$1,659,870	$1,221,538

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$79,057	$95,177
Short-term borrowings	2,808	4,441
Current portion of capital lease obligations	13,550	6,189
Trade payables and other accrued liabilities	603,575	519,011
Income taxes payable	15,333	23,498
Deferred income tax liabilities	3,954	1,694

Total current liabilities	718,277	650,010
Long-term borrowings	211,458	13,775
Capital lease obligations	24,099	16,068
Deferred income tax liabilities	30,291	11,181
Retirement fund obligations	7,549	5,124
Other	12,078	8,977
Minority interests	18,844	19,204
Commitments and contingencies
Shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A — authorized 50,000,000; none issued	—	—
Class B — authorized 50,000,000; none issued	—	—
Common stock — authorized 500,000,000 ordinary shares of no par value; issued and outstanding 98,633,178 and 95,208,066 shares as of January 31, 2007 and 2006, respectively	419,111	368,159
Deferred compensation related to restricted share units	—	(8,324)
Retained earnings	266,136	163,993
Accumulated other comprehensive loss	(47,973)	(26,629)

Total shareholders’ equity	637,274	497,199

Total liabilities and shareholders’ equity	$1,659,870	$1,221,538

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended January 31, 2007, 2006 and 2005

			Deferred
			Compensation		Accumulated
			Related to		Other
	Common Stock		Restricted	Retained	Comprehensive
	Shares	Amount	Share Units	Earnings	Loss	Total
	(In thousands, except share data)

Balance at January 31, 2004	92,789,442	$318,409	$—	$82,024	$(38,418)	$362,015
Comprehensive income:
Net income	—	—	—	35,006	—	35,006
Foreign currency translation adjustment	—	—	—	—	16,829	16,829

Total comprehensive income						51,835

Shares issued	57,333	972	—	—	—	972
Shares cancelled	(738,987)	—	—	—	—	—
Stock options exercised	822,021	4,362	—	—	—	4,362
Share-based compensation costs	—	131	445	—	—	576
Restricted share units issued, net of cancellation	—	3,638	(3,638)	—	—	—
Tax benefit related to exercise of stock options	—	1,586	—	—	—	1,586
Dividends	—	—	—	(3,563)	—	(3,563)

Balance at January 31, 2005	92,929,809	329,098	(3,193)	113,467	(21,589)	417,783
Comprehensive income:
Net income	—	—	—	55,198	—	55,198
Minimum pension liability adjustment (net of tax of $938)	—	—	—	—	(2,188)	(2,188)
Foreign currency translation adjustment	—	—	—	—	(2,852)	(2,852)

Total comprehensive income						50,158

Shares issued	686,073	15,526	—	—	—	15,526
Shares cancelled	(32,859)	—	—	—	—	—
Stock options exercised	1,625,043	10,257	—	—	—	10,257
Share-based compensation costs	—	7	5,156	—	—	5,163
Restricted share units issued, net of cancellation	—	10,287	(10,287)	—	—	—
Tax benefit related to exercise of stock options	—	2,984	—	—	—	2,984
Dividends	—	—	—	(4,672)	—	(4,672)

Balance at January 31, 2006	95,208,066	368,159	(8,324)	163,993	(26,629)	497,199
Comprehensive income:
Net income	—	—	—	107,939	—	107,939
Minimum pension liability adjustment (net of tax of $21)	—	—	—	—	48	48
Foreign currency translation adjustment	—	—	—	—	(18,293)	(18,293)

Total comprehensive income						89,694

Shares issued	1,561,157	36,084	—	—	—	36,084
Stock options exercised	1,863,955	11,631	—	—	—	11,631
Share-based compensation costs	—	9,750	—	—	—	9,750
Adjustment to initially adopt SFAS No. 158 (net of tax of $1,293)	—	—	—	—	(3,099)	(3,099)
Adjustment to initially adopt SFAS No. 123R	—	(8,324)	8,324	—	—	—
Tax benefit related to exercise of stock options	—	1,811	—	—	—	1,811
Dividends	—	—	—	(5,796)	—	(5,796)

Balance at January 31, 2007	98,633,178	$419,111	$—	$266,136	$(47,973)	$637,274

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31, 2007, 2006 and 2005

	Year Ended January 31,
	2007	2006	2005
	(In thousands)

OPERATING ACTIVITIES:
Net income	$107,939	$55,198	$35,006
Adjustments to reconcile net income to net cash provided by operations:
Share-based compensation costs	(2,280)	37,643	32,837
Depreciation and amortization	33,422	23,052	19,453
Amortization of intangible assets	8,005	5,082	1,980
Deferred income taxes	(5,077)	(2,831)	265
Tax benefit relating to exercise of stock options	1,811	2,984	1,586
Excess tax benefits from share-based compensation	(1,503)	—	—
Gain on disposal of property, plant and equipment	(1,154)	(1,046)	(177)
Minority interest and other	4,102	4,210	2,481
Changes in operating assets and liabilities, net of acquisitions:
Increase in trade receivables	(96,862)	(59,385)	(124,733)
(Increase)/decrease in other current assets	(9,600)	5,267	(2,383)
Increase in trade payables	68,125	37,658	79,061
Increase in other current liabilities	21,271	9,827	16,560

Net cash provided by operating activities	128,199	117,659	61,936
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,185)	(17,802)	(20,870)
Proceeds from disposal of property, plant and equipment	5,856	3,117	2,698
Decrease/(increase) in other non-current assets	871	(2,230)	(888)
Acquisitions and contingent earn-out payments	(231,077)	(39,837)	(108,716)
Other	(2,112)	118	773

Net cash used in investing activities	(253,647)	(56,634)	(127,003)
FINANCING ACTIVITIES:
(Decrease)/increase in bank lines of credit	(20,195)	2,837	74,160
(Decrease)/increase in short-term borrowings	(1,896)	663	4,063
Increase in long-term borrowings	132	13,814	1,946
Proceeds from issuing of long-term borrowings	348,045	—	—
Repayment of long-term borrowings	(152,208)	(5,626)	(316)
Repayments of capital lease obligations	(10,577)	(5,713)	(4,612)
Dividends to minority interests	(808)	(773)	(713)
Net proceeds from the issuance of ordinary shares	12,191	10,766	5,334
Excess tax benefits from share-based compensation	1,503	—	—
Dividends paid	(5,775)	(4,672)	(3,563)

Net cash provided by financing activities	170,412	11,296	76,299
Effect of foreign exchange rate changes on cash and cash equivalents	(13,066)	(3,943)	10,213

Net increase in cash and cash equivalents	31,898	68,378	21,445
Cash and cash equivalents at beginning of year	246,510	178,132	156,687

Cash and cash equivalents at end of the year	$278,408	$246,510	$178,132

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended January 31, 2007, 2006 and 2005

1.  Summary of Significant Accounting Policies

Basis of Presentation

UTi Worldwide Inc. (the Company or UTi) is an international, non-asset-based supply chain services and solutions company that provides air and ocean freight forwarding, contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company serves its clients through a worldwide network of freight forwarding offices in over 140 countries, including agents, and over 200 contract logistics and distribution centers under management.

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

Revenue Recognition

Gross revenue represents billings on exports to clients, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the Company acts as an agent. The Company recognizes revenue in accordance with method 2 of Emerging Issues Task Force (EITF) Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, gross revenue and freight consolidation costs for airfreight and ocean freight forwarding services, including commissions earned from the Company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers are recognized at the time the freight departs the terminal of origin which is when the client is billed. This method generally results in recognition of gross revenues and freight consolidation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

Gross customs brokerage revenue, contract logistics revenue and distribution and other revenues are recognized when the client is billed, which for customs brokerage revenue, is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenues, is when the service has been

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

provided to third parties in the ordinary course of business. Net revenue is determined by deducting freight consolidation costs from gross revenue. Freight consolidation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided, and adjusted upon receipt of the suppliers’ final invoices.

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

Share-Based Compensation

During the quarter ended April 30, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), using the modified prospective transition method and therefore, has not restated results for prior periods. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 31, 2006, as well as all share-based payments granted prior to, but not yet vested as of, January 31, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123R, see Note 12, “Share-Based Compensation” (Note 12).

Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and investments with original maturities of three months or less.

Trade Receivables

In addition to billings related to transportation costs, trade receivables include disbursements made on behalf of clients for value added taxes, customs duties and freight insurance. The billings to clients for these disbursements are not recorded as gross revenue and freight consolidation costs in the income statement. Management establishes reserves based on the expected ultimate collectibility of these receivables.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

Allowance for Doubtful Receivables

The Company maintains an allowance for doubtful receivables based on a variety of factors and estimates. These factors include historical client trends, general and specific economic conditions and local market conditions. The estimate for doubtful receivables is based on what management believes to be reasonable assumptions.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line and reducing balance methods over the estimated useful lives of the assets at the following annual rates:

Years

Buildings and leasehold improvements	10-40
Computer equipment/software	3-5
Furniture, fixtures and equipment	3-10
Vehicles	3-10

The Company capitalizes software costs in accordance with American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Assets held under capital leases are amortized over their expected useful lives on the same basis as owned assets, or if there is not reasonable certainty that the Company will obtain ownership by the end of the lease term, the asset is amortized over the shorter of the lease term or its useful life. Leasehold improvements are amortized over the estimated useful life of the related asset, or over the term of the lease, whichever is shorter.

Business Combinations

The Company accounts for business combinations in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (SFAS No. 141) and Emerging Issues Task Force Issue (EITF) No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF No. 95-8). As such, the Company allocates the cost of the acquisition among the various assets acquired and liabilities assumed. Additionally, if the terms of the acquisition include contingent consideration or earn-out arrangements based upon the performance of the acquired business, subsequent to acquisition, the Company records the portion of the contingent consideration representing a compensatory arrangement, if any, as an expense in the appropriate periods.

Goodwill and Other Intangible Assets

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net assets. Other intangible assets, with either indefinite or definite lives, include client relationships, trade names and non-compete agreements. Intangible assets with definite lives, other than client relationships, are being amortized using the straight-line method over their estimated lives. Client relationships are generally being amortized using an accelerated method over shortened periods, to approximate the period of distribution of expected cash flows. Estimated lives of other intangible assets currently range from one to seventeen years. Other intangible assets with indefinite lives, including goodwill are assessed at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Company completes the required impairment test annually in the second quarter, or when certain events occur or circumstances change.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

Investments

Investments in unconsolidated subsidiaries are accounted for using the equity method when the Company has significant influence over the operating and financial policies (generally an investment of 20-50%). The goodwill arising on the acquisition of an investment is included within the carrying amount of the investment.

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

As of January 31, 2007, the amount recognized as retirement fund obligations in the accompanying consolidated balance sheets represents the present value of the defined benefit obligations, reduced by the fair value of the plans’ assets.

Fair Values of Financial Instruments

The Company’s principal financial assets are cash and cash equivalents and trade and other receivables. The carrying amounts of cash and cash equivalents and trade and other receivables approximate fair value because of the short maturities of these instruments.

Financial liabilities and equity instruments are classified according to the substance of the contractual agreements entered into. Significant financial liabilities include trade and other payables, interest-bearing bank lines of credit and bank loans, and capital lease obligations. The carrying amounts of bank lines of credit approximate fair values because the interest rates are based upon variable reference rates. The carrying value of other long-term borrowings approximate fair values because the fixed interest rates currently approximate the Company’s incremental borrowing rates for similar types of borrowing arrangements with similar maturities. Interest-bearing bank loans and bank lines of credit are recorded at the proceeds received. Interest expense, including premiums payable on settlement or redemption, is accounted for on an accrual basis.

Equity instruments are recorded at the proceeds received, net of direct issue costs.

Risk Management

The Company’s credit risk is primarily attributable to its trade receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful receivables, estimated by the Company’s management based on prior experience and the current economic environment. The Company has no significant concentration of credit risk, with exposure spread over a large number of clients.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

Contingencies

The Company is subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the Company is self-insured in relation to freight-related and employee benefit-related exposures, adequate liabilities are estimated and recorded for the portion for which the Company is self-insured. When estimates of the exposure from claims or pending or threatened litigation matters meet the recognition criteria of SFAS No. 5, Accounting for Contingencies, amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

Stock Split

On March 7, 2006, the Company’s board of directors declared a three-for-one stock split of the Company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006. Share, per share, stock option and restricted stock unit data for all periods presented in the consolidated financial statements and related disclosures give effect to the stock split.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus of EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 indicates that the income statement presentation of taxes within the scope of the Issue on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. EITF No. 06-03 becomes effective for the Company’s fiscal year beginning February 1, 2007, although earlier adoption is permitted. The Company does not expect the adoption of EITF No. 06-03 to have a significant effect on the consolidated results of operations or financial position.

In July 2006, the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. In addition, FIN No. 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. FIN No. 48 is effective for all fiscal years beginning after December 15, 2006, and the Company’s adoption could result in an adjustment to the amount of recorded tax assets and liabilities related to uncertain tax positions with a corresponding adjustment to retained earnings in the consolidated balance sheets. The Company is currently assessing the effect, if any, of FIN No. 48 on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. The Company’s adoption of SFAS No. 157 on February 1, 2008, as required, could result in a transition adjustment recognized as an adjustment to the opening balance of the accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company is currently assessing the effect SFAS No. 157 may have on its consolidated results of operations and financial position.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for the Company on February 1, 2008. The Company is currently assessing the effect SFAS No. 159 may have on its consolidated results of operations and financial position.

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

For the year ended January 31, 2007

Effective November 17, 2006, the Company acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited (collectively, Span) for an initial cash payment of approximately $22,000. Span, headquartered in Markham, near Toronto, Ontario, Canada, is a value-added provider of integrated and customized supply chain management solutions, primarily in North America. The initial purchase price is also subject to a working capital adjustment. The allocation of the purchase price to the acquired assets and assumed liabilities has not yet been finalized. In addition to the initial payment, the terms of the acquisition agreement provide for an additional earn-out payment of up to a maximum of $28,000, based on the future performance of Span for the twelve-month period ending January 31, 2008. The additional earn-out payment will be accounted for as an addition to the purchase price.

On January 25, 2002, the Company completed the acquisition of Grupo SLi and Union S.L. (collectively, SLi), a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. The Company acquired SLi for an initial cash payment of approximately $14,000. In addition to the initial payment, the terms of the acquisition agreement provided for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. The Company has satisfied its obligations in relation to each of the fiscal years ended January 31, 2003 through 2006 resulting in additional cash payments of approximately $40,000 and the issuance of 2,126,901 UTi shares for total consideration of approximately $104,000. The Company made the final payment under this arrangement in September of 2006. This payment was comprised of a $6,461 cash payment and the issuance of 1.5 million shares of common stock valued at $34,935. A portion of the payments under the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date (SLi Share-based Compensation Arrangement). See Note 12.

Effective March 7, 2006, the Company acquired 100% of the issued and outstanding shares of Portland, Oregon-based Market Industries, Ltd. and its subsidiaries (Market Transport Services), branded under the trade

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

name Market Transport Services for approximately $197,100 in cash. Market Transport Services is a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in domestic ground transportation. The weighted average amortization period of the client contracts and relationships and other intangible assets acquired is approximately 10.4 years as of the acquisition date. The Company expects that approximately $17,600 of goodwill and intangible assets, as of the acquisition date, will be deductible for tax purposes. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$55,635
Property, plant and equipment	27,936
Client contracts and relationships and other intangible assets	27,930
Goodwill	134,500
Other long-term assets	11,080

Total assets acquired	257,081
Liabilities assumed	(40,309)
Deferred income taxes	(19,672)

Net assets acquired	$197,100

The Company also made smaller acquisitions in fiscal 2007. Effective January 26, 2007, the Company acquired 100% of the outstanding shares of Cargoforte Sp. Zo.o (Cargoforte), a Polish company involved in freight forwarding and contract logistics for an initial purchase price of approximately $1,000 in cash. The acquisition of Cargoforte contains four contingent earn-out payments, subject to a maximum of $20,000, which is offset against the initial purchase price and is to be calculated based on a multiple of the acquired operations future earnings for each of the four twelve month periods in the period ending January 31, 2011. The additional earn-out payments for Cargoforte will be accounted for as an addition to the purchase price. In addition, effective December 18, 2006, the Company acquired 100% of the outstanding shares of WEST Pharma Logistics, s.r.o. (West Pharma), a contract logistics company, located in Slovakia, for an initial purchase price of approximately $1,100. The Company anticipates making two contingent earn-out payments related to the acquisition of West Pharma. These payments are subject to a maximum of $3,000 and are to be calculated based on a multiple of the acquired operations future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.

  For the year ended January 31, 2006

Effective October 1, 2005, the Company acquired 100% of the issued and outstanding shares of Concentrek, Inc. (Concentrek), which is a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9,574. In addition, there is a guaranteed minimum future earn-out payment of $1,200 paid in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7,500, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1,200 paid in March 2007.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

During June 2005, the Company made an earn-out payment to the sellers of SLi, which was acquired in January 2002. The SLi earn-out payment consisted of a cash payment of $15,355 and the issuance of 626,901 ordinary shares. Effective July 1, 2005, the Company acquired the business and net assets of Maertens Art Packers & Shippers B.V.B.A., a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1,053 in cash. Additionally, effective May 1, 2005, the Company acquired the assets and ongoing contract logistics business of a small transportation management provider in New Zealand for a purchase price of approximately $536 in cash and effective December 29, 2005 and the Company acquired 100% of the outstanding shares of Logica GmbH and Logica Services GmbH, which provides contract logistics services, for $1.2 million. Additionally, the Company acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., a South African company, of which it had already owned 50%, and UTi Egypt Limited, of which it had already owned 55%. Effective May 31, 2005, the Company acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., its Israeli subsidiary.

For the year ended January 31, 2005

Effective October 12, 2004, the Company acquired 100% of the issued and outstanding shares of Unigistix Inc. (Unigistix), a Canadian corporation which serves clients in the telecommunications, apparel, pharmaceuticals and healthcare sectors with integrated e-commerce-based logistics solutions, for an initial purchase price of approximately $76,560 in cash. The weighted average life of the client contracts and relationships and non-compete agreements were 9.3 and 2 years, respectively, as of the acquisition date. The Company expects that approximately 10,840 Canadian dollars (equivalent to approximately $9,186 as of January 31, 2007), of the amortization of goodwill for tax purposes will be deductible as of the acquisition date. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition, including the first of two earn-out payments of approximately $4,000, which was contingent upon the anticipated future growth of Unigistix over each of the two twelve-month periods ended October 31, 2006, and a working capital adjustment of $1,181. The Company was not required to make any payments related to the final outstanding contingent earn-out payment pursuant to the acquisition of Unigistix for the twelve-month period ended October 31, 2006 as the conditions for the payment were not realized.

Current assets	$9,265
Property, plant and equipment	5,341
Client contracts and relationships	20,538
Non-compete agreements	1,450
Goodwill	54,225

Total assets acquired	90,819
Liabilities assumed	(2,987)
Deferred income taxes	(6,091)

Net assets acquired	$81,741

Effective June 1, 2004, the Company acquired 100% of the issued and outstanding shares of International Healthcare Distributors (Pty.) Limited (IHD), a South African corporation, for a purchase price of $38,616. IHD provides logistics and warehousing support and distribution services of pharmaceutical products throughout southern Africa directly to end dispensers as well as to wholesalers. Effective November 1, 2004, the Company contributed IHD for a 74.9% share of a partnership formed with a South African black economic empowerment organization (BEE). In connection with the acquisition of IHD and the formation of the partnership, the Company recorded a minority interest liability of $12,719 with an offsetting entry to goodwill. Additionally the Company granted a put option to the BEE providing a right to put their 25.1% share of the partnership to the Company in 2010.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

The put option was recorded at fair value and resulted in an entry to increase goodwill with an offsetting entry accrued liabilities. As of January 31, 2007, the Company has an accrued liability of $2,863 representing the fair value of the put option. The Company expects that the amortization of goodwill for tax purposes will not be deductible. The weighted average life of the client contracts and relationships is 10 years as of acquisition date. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$21,341
Property, plant and equipment	2,242
Client contracts and relationships	4,941
Trademarks	6,350
Goodwill	46,999

Total assets acquired	81,873
Liabilities assumed	(21,380)
Minority interest	(12,719)
Put liability	(5,003)
Deferred income taxes	(4,155)

Net assets acquired	$38,616

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

In addition, the Company paid approximately $13,100, in cash, in the year ended January 31, 2005 (fiscal 2005) for an earn-out payment related to its January 2002 acquisition of SLi.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

The following table shows the supplemental pro forma information as though the Company’s acquisitions had occurred as of February 1, 2005.

	Fiscal Year Ended January 31,
			Diluted
	Gross	Net	Earnings
	Revenue	Income	Per Share *
	(Unaudited)

2007:
As reported	$3,561,365	$107,939	$1.08
Acquisitions	111,034	3,175	0.03

Total	$3,672,399	$111,114	1.12

2006:
As reported	$2,785,575	$55,198	$0.56
Acquisitions	513,201	7,117	0.07

Total	$3,298,776	$62,315	0.64

*	Diluted pro forma earnings per share were calculated using 99,561,963 and 98,042,114 diluted ordinary shares for the years ended January 31, 2007 and 2006, respectively. The diluted earning per share amount as reported plus acquisitions for the year ended January 31, 2007 do not add to the total pro forma amount due to the effects of rounding.

An analysis of the net outflow of cash and cash equivalents in respect of acquisitions and contingent earn-out payments is as follows:

	Year Ended January 31,
	2007	2006	2005

Cash consideration	$233,311	$41,344	$123,028
Cash at bank acquired	(2,234)	(1,507)	(14,312)

Net outflow of cash and cash equivalents in respect of the acquisitions and contingent earn-out payments	$231,077	$39,837	$108,716

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

3.  Income Taxes

The provision for income taxes is comprised of the following:

	Federal	State	Foreign	Total

Year ended January 31, 2007:
Current	$3,334	$1,159	$31,195	$35,688
Deferred	1,906	219	(5,708)	(3,583)

	$5,240	$1,378	$25,487	$32,105

Year ended January 31, 2006:
Current	$3,495	$1,223	$34,054	$38,772
Deferred	1,042	(3)	(4,626)	(3,587)

	$4,537	$1,220	$29,428	$35,185

Year ended January 31, 2005:
Current	$2,027	$810	$21,421	$24,258
Deferred	2,085	361	(564)	1,882

	$4,112	$1,171	$20,857	$26,140

A reconciliation of the Company’s statutory tax rate to the effective tax rate is as follows:

	Year ended
	January 31,
	2007	2006	2005

Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	25.2	23.9	17.6
Non-deductible expenses	0.8	1.8	5.2
SLi Share-based Compensation Arrangement	(3.1)	12.0	17.7
Change in valuation allowance	(1.3)	0.1	1.2
Other	0.7	(0.6)	(0.8)

Effective income tax rate	22.3%	37.2%	40.9%

(1) The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

The deferred income tax assets and deferred income tax liabilities resulted from temporary differences associated with the following:

	As of January 31,
	2007	2006

Gross deferred income tax assets:
Allowance for doubtful accounts	$3,297	$3,338
Provisions not currently deductible	6,988	6,634
Property, plant and equipment	685	608
Goodwill	—	818
Net operating loss carryforwards	7,776	5,527
Other	9,680	4,472

Total gross deferred income tax assets	28,426	21,397
Gross deferred income tax liabilities:
Property, plant and equipment	$(6,773)	$(2,151)
Retirement benefit obligations	(889)	(1,422)
Goodwill and intangible assets	(26,121)	(14,458)
Other	(3,833)	(771)

Total gross deferred income tax liabilities	(37,616)	(18,802)
Valuation allowance	(1,441)	(3,249)

Net deferred income tax liability	$(10,631)	$(654)

As of January 31, 2007, the Company had approximately $32,102 of net operating loss carryforwards in various countries, which includes amounts obtained with acquisitions. These expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards. Approximately $11,448 of net operating loss carry forwards in the U.S. will expire between 2014 and 2026.

The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The valuation allowance primarily relates to the net operating losses of subsidiaries. The Company continually reviews the adequacy of valuation allowances and establishes the allowances when it is determined that it is more likely than not that the benefits will not be realized. During the years ended January 31, 2007, 2006 and 2005, the valuation allowance decreased by $1,808 and increased by $118 and $2,332, respectively.

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $51,135 and $29,763 at January 31, 2007 and 2006, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

4.  Earnings per Share

Earnings per share are calculated as follows:

	Year Ended January 31,
	2007	2006	2005

Basic earnings per share:
Net income	$107,939	$55,198	$35,006
Weighted average number of ordinary shares	97,431,383	94,146,993	92,203,080

Basic earnings per share	$1.11	$0.59	$0.38

Diluted earnings per share:
Net income	$107,939	$55,198	$35,006
Weighted average number of ordinary shares	97,431,383	94,146,993	92,203,080
Incremental shares required for diluted earnings per share related to employee stock options and restricted shares	2,130,580	3,895,121	3,502,248

Diluted weighted average number of shares	99,561,963	98,042,114	95,705,328

Diluted earnings per share	$1.08	$0.56	$0.37

Cash dividends paid per share	$0.06	$0.05	$0.038

There were 277,820, 4,731 and 138,540 options outstanding for the years ended January 31, 2007, 2006 and 2005, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive. In fiscal 2005, 223,392 restricted share units were also excluded from the computation of diluted earnings per share because it was not probable that certain performance criteria would be achieved based on which criteria these shares would be issued.

5.  Property, Plant and Equipment

At January 31, 2007 and 2006, property, plant and equipment at cost and accumulated depreciation were:

	January 31,
	2007	2006

Land	$11,301	$3,456
Buildings and leasehold improvements	33,811	29,801
Computer equipment/software	92,703	75,189
Furniture, fixtures and equipment	60,691	43,027
Vehicles	40,535	17,418

Property, plant and equipment, gross	239,041	168,891
Accumulated depreciation and amortization	(111,051)	(89,549)

Property, plant and equipment, net	$127,990	$79,342

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

The components of property, plant and equipment at cost and accumulated depreciation recorded under capital leases were:

	January 31,
	2007	2006

Land	$1,137	$1,355
Buildings and leasehold improvements	10,161	8,149
Computer equipment/software	13,626	8,651
Furniture, fixtures and equipment	15,845	6,651
Vehicles	14,218	7,378

Property, plant and equipment, gross	54,987	32,184
Accumulated depreciation and amortization	(16,220)	(7,566)

Property, plant and equipment, net	$38,767	$24,618

6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended January 31, 2007 and 2006 are as follows:

			Asia
	Europe	Americas	Pacific	Africa	Total

Balance as of January 31, 2005	$36,925	$85,925	$67,774	$72,159	$262,783
Contingent earn-out payments made	1,147	656	2,246	653	4,702
Acquisitions	4,994	9,852	9,472	(133)	24,185
Foreign currency translation and other adjustments	(1,292)	2,764	(2,618)	1,025	(121)

Balance as of January 31, 2006	41,774	99,197	76,874	73,704	291,549
Contingent earn-out payments made	1,019	583	1,996	580	4,178
Acquisitions	775	143,836	828	—	145,439
Foreign currency translation and other adjustments	(1,569)	(2,831)	(3,784)	(6,466)	(14,650)

Balance as of January 31, 2007	$41,999	$240,785	$75,914	$67,818	$426,516

In accordance with SFAS No. 142, the Company completed the required annual impairment test during the three months ended July 31, 2006. No impairment was recognized based on the results of the annual goodwill impairment test.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

The amortized intangible assets as of January 31, 2007 and 2006 relate to the estimated fair value of the client contracts and client relationships acquired in respect of certain acquisitions. The changes in the carrying value of intangible assets as of January 31, 2007 and 2006 are as follows:

				Weighted
	Gross	Accumulated	Net Carry	Average Life
	Carry Value	Amortization	Value	(Years)

As of January 31, 2007:
Client contracts and relationships	$68,904	$(13,006)	$55,898	10.6
Non-compete agreements	2,725	(2,343)	382	3.0
Other	1,370	(476)	894	4.1

Total	$72,999	$(15,825)	$57,174

As of January 31, 2006:
Client contracts and relationships	$41,164	$(6,587)	$34,577	10.7
Non-compete agreements	2,124	(1,233)	891	2.5

Total	$43,288	$(7,820)	$35,468

Amortization expense totaled $8,005, $5,082 and $1,980 for the years ended January 31, 2007, 2006 and 2005, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31.

2008	$7,748
2009	7,648
2010	7,013
2011	6,786
2012	5,928

In addition to the amortizable intangible assets, the Company also has $7,194 and $6,552 of intangible assets not subject to amortization as of January 31, 2007 and 2006, respectively, related to trademarks acquired with IHD.

7.  Trade Payables and Other Accrued Liabilities

At January 31, 2006 and 2005, trade payables and other accrued liabilities were comprised of the following:

	January 31,
	2007	2006

Trade payables:
Due to agents	$3,518	$3,276
Trade payables	469,380	365,655

Trade payables	472,898	368,931
Interest payable	734	235
Staff cost related accruals	61,222	47,819
SLi Share-based Compensation Arrangement	—	53,911
Other payables and accruals	68,721	48,115

Total trade payables and other accrued liabilities	$603,575	$519,011

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

8.  Borrowings

At January 31, 2007 and 2006, borrowings were comprised of the following:

	January 31,
	2007	2006

Bank lines of credit	$79,057	$95,177
Short-term borrowings	2,808	4,441
Long-term bank borrowings	211,458	13,775

Total borrowings	$293,323	$113,393

The amounts due as of January 31, 2007 are repayable in the following fiscal years:

2008	$81,865
2009	33,454
2010	67,499
2011	68,260
2012	35,791
2013 and thereafter	6,454

Total	$293,323

Borrowings are denominated primarily in U.S. dollars, Australian dollar (AUD) and Taiwan dollars (TWD) and other currencies, as follows (presented in U.S. dollar equivalents):

	US $	AUD	Euro	TWD	Other	Total

As of January 31, 2007:
Bank lines of credit	$47,341	$13,776	$894	$—	$17,046	$79,057
Short-term borrowings	76	—	82	—	2,650	2,808
Long-term bank loans	200,074	—	128	11,222	34	211,458
As of January 31, 2006:
Bank lines of credit	$64,000	$15,657	$1,169	$469	$13,882	$95,177
Short-term borrowings	—	—	657	—	3,784	4,441
Long-term bank loans	—	—	729	12,304	742	13,775

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

As of January 31, 2007 and 2006, the weighted average interest rate on the Company’s outstanding debt was 7.3% and 4.7%, respectively. An analysis of interest rates by currency is as follows (presented in U.S. dollar equivalents):

	US$	AUD	Euro	TWD	Other

As of January 31, 2007:
Bank lines of credit	6.4%	6.7%	4.5-9.8%	—%	1.0-10.3%
Short-term borrowings	—	—	4.3%	—	15.5%
Long-term bank loans	6.3%	—	4.5%	3.5%	5.6-9.5%
As of January 31, 2006:
Bank lines of credit	5.7-7.5%	9.4%	4.0-8.8%	2.8%	0.6-9.5%
Short-term borrowings	—	—	3.0%	—	14.5%
Long-term bank loans	—	—	4.1-8.8%	2.8%	8.4-9.5%

The Company has various credit and guarantee facilities, including a global credit facility (refer to discussion below). At January 31, 2007, these facilities totaled approximately $299,581. The Company’s borrowing capacities totaled approximately $182,538. Borrowings under these facilities totaled approximately $79,057 as of January 31, 2007 and we had approximately $103,482 million of available, unused borrowing capacity. At January 31, 2007, the Company’s guarantee facilities totaled approximately $117,043. The purpose of these facilities is to provide the Company with working capital, customs bonds and guarantees. Due to the global nature of the Company, a number of financial institutions are utilized to provide the above mentioned facilities. Consequently, the uses of these facilities are normally restricted to the country in which they are offered. Certain of these facilities have financial covenants, all of which the Company was in compliance with as of January 31, 2007.

Borrowings on bank lines of credit at January 31, 2007 and 2006 of $216 and $70,464, respectively, are collateralized by trade receivables, other assets, pledged cash deposits, pledges placed over shares of certain subsidiaries or a combination of these, and are repayable on demand. Certain of these facilities are secured by cross guarantees and indemnities of selected subsidiary companies and by substantially all of the assets of our U.S. subsidiaries as well as a pledge of the stock of the U.S. subsidiaries.

In addition, on July 13, 2006, the Company and certain of its subsidiaries entered into a global credit facility pursuant to an agreement (Facility Agreement) with the various financial institutions which are party thereto. The credit facility provides for an aggregate availability of up to $250,000 of borrowings, guarantees and letters of credit and replaced substantially all of the Company’s other existing working capital credit facilities. The Facility Agreement matures on July 13, 2009. The Company’s obligations under the Facility Agreement are guaranteed by the Company and selected subsidiaries.

The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $150,000. None of our subsidiaries in South Africa may be a borrower under the Global Facility. The South African Facility consists of a credit facility in the amount of $100,000. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. Loans (other than swingline loans) under the Facility Agreement bear interest at a rate per annum equal to the Interbank Offered Rate (IBOR) plus an applicable margin of 0.75% to 1.20% and swingline loans under the Facility Agreement bear interest at a rate per annum equal to the higher of the prime commercial lending rate of the Swingline Agent or an amount equal to the Federal Funds Rate plus an applicable margin of 0.75% to 1.20%.

In addition to the credit and guarantee facilities provided under the Facility Agreement, the Company utilizes a number of other financial institutions in certain countries not covered by the Facility Agreement to provide it with

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

working capital to operate in these countries. Consequently, the use of a particular credit or guarantee facility (other than credit and guarantee facilities provided under the Facility Agreement) is normally restricted to the country in which it originated and a particular credit or guarantee facility may restrict distributions by the subsidiary operating in the country.

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

On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (Senior Notes) under a note purchase agreement (Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. Proceeds from the issuance of the Senior Notes were used to pay off the Bridge Facility and a portion of the outstanding bank lines of credit. The Senior Notes mature on July 13, 2011. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including July 13, 2011. The Company’s obligations under the Senior Notes and Note Purchase Agreement are guaranteed by the Company and selected subsidiaries.

The Senior Notes and Facility Agreement require the Company to comply with certain customary financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated EBITDA and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants, all or a portion of the obligations under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all such covenants as of January 31, 2007

9.  Supplemental Financial Information

Other Operating Expenses

Included in other operating expenses are facilities and communication costs for the years ended January 31, 2007, 2006 and 2005 of $127,262, $103,033 and $83,794, respectively. The balance of other operating expenses is comprised of selling, general and administrative costs.

Supplemental Cash Flow Information

	Year ended January 31,
	2007	2006	2005

Net cash paid for:
Interest	$14,872	$4,102	$93
Income taxes	42,514	30,677	18,787
Non-cash activities:
Capital lease obligations incurred to acquire assets	27,709	14,948	6,566
Value of shares issued as acquisition earn-out payment	34,935	15,140	—
Liability incurred for acquisition earn-out payment	—	1,200	—

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

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

10.  Retirement Benefit Plans

Defined Contribution Plans

In certain countries, the Company operates defined contribution retirement plans for all qualifying employees. The assets of the plans are held separately from those of the Company, in funds under the control of trustees. The Company is required to contribute a specified percentage of the payroll costs to the retirement benefit plan to fund the benefits. The only obligation of the Company with respect to the retirement benefit plans is to make the required contribution. For the years ended January 31, 2007, 2006 and 2005, the Company’s contributions to the above plans were $8,755, $8,464 and $8,016, respectively.

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
For the years ended January 31, 2007, 2006 and 2005

The following tables, based on the latest valuations, summarize the funded status and amounts recognized in the Company’s financial statements for defined benefit plans, which relate primarily to South Africa.

	Year Ended January 31,
	2007	2006

Change in projected benefit obligations:
Projected benefit obligation at beginning of year	$34,060	$26,852
Service cost	1,827	1,077
Plan participants’ contributions	336	488
Interest cost	2,949	2,067
Actuarial losses	5,004	5,295
Benefits paid	(3,626)	(1,525)
Foreign exchange translation adjustment	(3,524)	(194)

Projected benefit obligations at end of year	$37,026	$34,060

Change in plan assets:
Fair value of plan assets at beginning of year	$26,760	$24,199
Realized gains on assets	7,677	2,678
Employer contributions	1,810	1,319
Benefits paid	(3,626)	(1,525)
Plan participants’ contribution	336	488
Foreign exchange translation adjustment	(3,480)	(399)

Fair value of plan assets at end of year	$29,477	$26,760

Reconciliation of funded status and net amount recognized in the accompanying consolidated balance sheets:
Funded status at end of year	$(7,549)	$(7,300)
Unrecognized net loss	—	10,182

Net amount recognized at end of year	$(7,549)	$2,882

Weighted average assumptions used to determine benefit obligations:
Discount rate	6%	8%
Rate of increase in future compensation levels	4%	6%
Expected long-term rate of return on assets	6%	8%

	Year Ended January 31,
	2007	2006	2005

Weighted average assumptions used to determine net periodic benefit expense:
Discount rate	6%	8%	11%
Rate of increase in future compensation levels	4%	6%	9%
Expected long-term rate of return on assets	6%	8%	9%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

Amounts recognized in the balance sheet consist of:

	As of January 31,
	2007	2006

Prepaid benefits	$—	$4,880
Deferred tax assets	2,210	938
Accrued benefit expenses	(7,549)	(5,124)
Accumulated other comprehensive income	5,239	2,188

Amounts recognized in the accumulated other comprehensive income consist of:

	As of January 31,
	2007	2006

Minimum pension liability, net of tax	$—	$2,188
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	5,239	—

Total	$5,239	$2,188

The Company estimates that the following amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending January 31, 2008:

Pension
Benefits

Expense resulting from changes in plan experience and actuarial assumptions	$390

The accumulated benefit obligation for all defined benefit plans was $29,535 and $21,139 at January 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at January 31:

	2007	2006

Accumulated benefit obligation	$6,828	$6,340
Fair value of plan assets	3,770	3,190

Information for pension plans with a projected benefit obligation in excess of plan assets at January 31:

	2007	2006

Projected benefit obligation	$37,026	$34,060
Fair value of plan assets	29,477	26,760

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

Net periodic pension expense consists of:

	Year Ended January 31,
	2007	2006	2005

Service cost component	$1,827	$1,077	$1,290
Interest cost component	2,949	2,067	2,302
Expected return on assets	(2,082)	(1,520)	(2,592)
Amortization of unrecognized net loss	407	445	345

Net periodic pension expense	$3,101	$2,069	$1,345

Increase/(decrease) in minimum liability included in other comprehensive income, net of taxes	$48	$(2,188)	$—

The fair value of plan assets for the Company’s South African pension benefits as of January 31, 2007 was $19,455. The following table sets forth the weighted-average asset allocation and target asset allocation for the plan assets:

	As of
	January 31,		Target
	2007	2006	Allocation

Equity securities	56%	54%	45-65%
Debt securities	14	21	20-35
Real estate	11	5	0-10
Other	19	20	10-20

Total	100%	100%

Equity securities did not include any of the Company’s ordinary shares at January 31, 2007 and 2006.

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

The strategic asset allocation of the South African pension benefits refers to the allocation of the assets across the various asset classes. The asset allocation decided on is 65% of the assets in equities, 20% in bonds, 5% in cash and 10% in alternative strategies. The expected overall long term return on assets is 9%. This figure was attained by calculating historic five-year rolling returns on a monthly basis for the different classes of assets (e.g., equities, bonds, property and cash). These returns were based on monthly returns since Jan 1993, compiled by outside investment consultants. These returns were then compared to the appropriate inflation rates so that real returns could be calculated. An appropriate notional portfolio was constructed. A return for this portfolio was calculated using the five-year rolling values. The calculation indicated that a real annual return of approximately 4% was achievable (on average) for the notional portfolio. This return could be expected to vary between 0% and 9%. As a result, it was decided that a real return of 4% should be adopted, allowing for fees and tax. An indication of the long term expectation of inflation was determined by comparing the return on fixed interest bonds and inflation linked bonds. This comparison indicated an inflation rate of 5% per annum currently. With the real annual return of 4% and

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

the inflation rate of 5%, this implies that a gross return on assets of 9% may reasonably be expected over the long term.

The objectives of the Company’s United Kingdom (U.K.) investment strategy of the defined benefit plans are to earn the required rate of return on investments in order to ensure that the assets at least match the member’s actuarial liabilities, and to manage the risk of negative returns. An analysis of the required rate of return showed that a real rate of return of 4% was required. A portfolio targeting the U.K. Retail Price Index plus 4% has therefore been proposed. The investment strategy also satisfies the liquidity requirements of the fund to ensure that payment such as expenses, taxes, withdrawals and other contingencies can be made. The strategic asset allocation of the U.K. pension benefits refers to the allocation of the assets across the various asset classes. The asset allocation decided on is 60% of the assets in equities, 20% in government bonds and 20% in corporate bonds.

For the year ended January 31, 2007, $1,810 of contributions have been made by the Company to its pension plans. The Company presently anticipates contributing $2,814 to fund its pension plans during the year ending January 31, 2008.

The following table shows the estimated future benefit payments for each of the next five fiscal years ended January 31 and thereafter:

2008	$2,814
2009	1,318
2010	1,873
2011	2,025
2012	2,023
2013-2017	13,230

Adoption of SFAS No. 158

On January 31, 2007, the Company adopted certain provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). As a result, the Company now recognizes the funded status of its defined benefits postretirement plans in the consolidated balance sheets. Additionally, the Company will recognize changes in the funded status of its defined benefits postretirement plans as a component of other comprehensive income, net of tax, in the consolidated statements of changes in shareholders’ equity, in the year in which the changes occur.

The adoption of the provisions of SFAS No. 158 to recognize the funded status of its benefit plans had the following effect on the consolidated balance sheet as of January 31, 2007:

	Retirement Benefit Costs
	Before		After
	Adoption of	SFAS No. 158	Adoption of
	SFAS No. 158	Impact	SFAS No. 158

Deferred tax assets	$1,017	$1,293	$2,310

Total assets	$1,017	$1,293	$2,310

Other long-term liabilities	$3,157	$4,392	$7,549

Total liabilities	$3,157	$4,392	$7,549

Accumulated other comprehensive loss	$(2,140)	$(3,099)	$(5,239)

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

11.  Shareholders’ Equity

During the years ended January 31, 2007, 2006 and 2005, the Company’s Board of Directors declared a dividend on the Company’s outstanding ordinary shares of $0.06, $0.05 and $0.038 per share, respectively, totaling $5,796, $4,672 and $3,563, respectively.

On March 7, 2006, the Company’s Board of Directors (the Board) declared a three-for-one stock split of the Company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006.

On March 29, 2007, the Board declared an annual regular cash dividend on the Company’s outstanding ordinary shares of $0.06 per share payable on May 21, 2007 to shareholders of record as of April 30, 2007.

12.  Share-Based Compensation

Share-Based Compensation Plans

As of January 31, 2007, the Company had the following share-based compensation plans: the 2000 Employee Share Purchase Plan; 2004 Long Term Incentive Plan (LTIP); 2000 Stock Option Plan; 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan); and Non-Employee Directors Share Option Plan (Directors Option Plan).

2000 Employee Share Purchase Plan

The Company’s 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) with an opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. During the year ended January 31, 2007, the Company issued 57,556 ordinary shares under the plan.

Employees in selected subsidiaries who have worked for the Company for a year or more are eligible to participate in the plan. Eligible employees become plan participants by completing subscription agreements authorizing payroll deductions which are used to purchase the ordinary shares. The plan is administered in quarterly offering periods and the first offering period commenced May 1, 2001. Prior to February 1, 2007, the purchase price is the lower of 85% of the fair market value of the Company’s ordinary shares on either the first or last day of each offering period. Effective February 1, 2007, the purchase price is 85% of the fair market value of the Company’s ordinary shares on the first day of each offering period. Employee payroll deductions cannot exceed 10% of a participant’s current compensation and are subject to an annual maximum of $25.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. Deferred share units are 100% vested at all times. The maximum contractual term of the options in this plan is 10 years. Restricted share units vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested restricted share units are generally forfeited upon termination of employment. Performance based awards vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met. At January 31, 2007 and 2006, there were 425,548 and 197,763 options, respectively, which were exercisable. As of January 31, 2007 and 2006, there were 3,169,128 and 3,420,975 shares, respectively, available to be granted. The weighted average fair value of the options granted under this plan during fiscal 2007, 2006 and 2005 were $13.75, $12.66 and $8.25 per share, respectively.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan, created in the fiscal year ended January 31, 2001, provided for the issuance of options to purchase ordinary shares to the Company’s directors, executives, employees and consultants. This plan allows for the grant of incentive and non-qualified stock options. With the approval of the 2004 Long Term Incentive Plan in February 2004, any options outstanding under the 2000 Stock Option Plan which are cancelled or terminated or otherwise forfeited by the participants or optionees will not be made available for reissuance under the 2000 Stock Option Plan. In addition, no further options will be granted under this plan. At January 31, 2007, no shares were reserved for issuance under this plan, subject to adjustments.

Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. The maximum contractual term of the options in this plan is 10 years. At January 31, 2007, 2006, and 2005, there were 2,027,645, 2,950,671 and 3,621,282, options, respectively, which were exercisable at a weighted average exercise price of $6.48, $5.80 and $5.36 per share, respectively.

2004 Non-Employee Directors Share Incentive Plan

The Company’s 2004 Directors Incentive Plan, was approved by the shareholders on June 25, 2004, and provides for the issuance of restricted shares, restricted share units, elective grants and deferred share units. A total of 600,000 shares were originally reserved for issuance under this plan, subject to adjustments, to the Company’s non-employee directors. The 2004 Directors Incentive Plan terminates on June 25, 2014.

The restricted share units vest and convert into the right to receive ordinary shares of the Company at the annual meeting which follows the award. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares. At January 31, 2007, no awards had been granted.

Non-Employee Directors Share Option Plan

Due to the adoption of the 2004 Directors Incentive Plan, no further option grants will be made pursuant to the Directors Option Plan. The Company’s Directors Option Plan provided for the issuance of options to purchase ordinary shares to each of the Company’s non-employee directors. Under this plan, non-executive directors received an initial grant to purchase 45,000 ordinary shares on the day they joined our Board. The plan also provided that each non-employee director received options to purchase 9,000 ordinary shares on the date of each of the Company’s annual meetings, excluding the annual meeting in the year the director joined the Board. The option exercise price is equal to the fair market value of the underlying ordinary shares as of the grant date. As of

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

January 31, 2007 options to acquire 279,000 ordinary shares have been granted, with exercise prices ranging from $5.31 to $11.93 per share.

Options granted under Directors Option Plan vest in three annual increments, beginning one year from the grant date. As of January 31, 2007, 2006 and 2005, there were 117,000, 108,000 and 105,000 options, respectively, which were exercisable under this plan at a weighted average exercise price of $9.27, $8.33 and $7.06, respectively. Options granted under this plan expire ten years from the grant date unless terminated earlier as provided for in this plan.

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

Adoption of SFAS No. 123R

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore has not restated results for prior periods. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 31, 2006, as well as all share-based payments granted prior to, but not yet vested, as of January 31, 2006, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, the Company accounted for its Share-Based Compensation Plans and the SLi Share-based Compensation Arrangement under APB No. 25 and the disclosure provisions of SFAS No. 123. In addition, the Company applied the provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25, with respect to the SLi Share-based Compensation Arrangement.

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
For the years ended January 31, 2007, 2006 and 2005

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

Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of share-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised share-based awards in excess of the deferred tax asset attributable to share-based compensation costs for such options. As a result of adopting SFAS No. 123R, $1,503 of excess tax benefits for the year ended January 31, 2007 have been classified as a financing cash inflow. Cash received from option exercises and employee stock purchase plan purchases for the years ended January 31, 2007, 2006 and 2005, was $12,191, $10,766 and $5,334, respectively.

The adoption of SFAS No. 123R resulted in incremental share-based compensation expense of $5,987, for the year ended January 31, 2007. For the year ended January 31, 2007, the incremental share-based compensation expense caused income before income taxes to decrease by $5,987, net income to decrease by $4,728 and basic and diluted earnings per share to decrease by $0.05 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $1,503 related to excess tax benefits from share-based payment arrangements for the year ended January 31, 2007.

Total share-based compensation expense recognized for the year ended January 31, 2007 was a credit of $2,280, pre-tax. This included $7,677 related to stock options, $2,680 related to restricted share units and a credit of $12,637 related to the SLi Share-based Compensation Arrangement for the year ended January 31, 2007. The total tax impact recognized in the income statement for share-based compensation for the year ended January 31, 2007 was a benefit of $2,092. Total share-based compensation expense recognized for the year ended January 31, 2006 was $37,643, pre-tax. This included $5,162 related to stock options and restricted share units and $32,481 related to the SLi Share-based Compensation Arrangement for the year ended January 31, 2006. The total tax impact recognized in the income statement for share-based compensation for the year ended January 31, 2006 was a benefit of $892. Total share-based compensation expense recognized for the year ended January 31, 2005 was $32,837, pre-tax. This included $576 related to stock options and restricted share units and $32,261 related to the SLi Share-based Compensation Arrangement for the year ended January 31, 2005. There was no tax impact recognized in the income statement for share-based compensation for the year ended January 31, 2005.

As of January 31, 2006, the Company had accrued $53,911 classified in trade payables and accrued liabilities in the consolidated balance sheet associated with the final amount payable in relation to the SLi Share-based Compensation Arrangement. As of January 31, 2007, the Company had satisfied its obligation in regards to the SLi Share-based Compensation Arrangement and accordingly no amounts were accrued.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

Valuation Assumptions

The foregoing impact of stock option compensation costs was determined under the BSM using the following weighted average assumptions:

	Year Ended January 31,
	2007	2006	2005

Risk free rate of return, annual	5%	4%	3%
Expected life	7.5 years	8 years	8 years
Expected volatility	38%	39%	42%
Dividend yield	0.2%	0.2%	0.3%

The Company’s computation of expected volatility for the years ended January 31, 2007 and 2006 is partly based on historical volatility of our stock. The Company’s computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk free rate of return for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Share-Based Compensation Activity

A summary of the LTIP option activity is as follows:

	2004 LTIP
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding balance at January 31, 2004	—	$—
Options granted	1,041,240	16.47

Outstanding balance at January 31, 2005	1,041,240	16.47
Options granted	1,044,765	24.31
Options exercised	(35,892)	15.50
Options cancelled/forfeited	(15,000)	22.18

Outstanding balance at January 31, 2006	2,035,113	20.47
Options granted	78,341	27.66
Options exercised	(78,303)	16.54
Options cancelled/forfeited	(24,420)	23.45

Outstanding balance at January 31, 2007	2,010,731	20.86	8.0 years	$19,269

Exercisable balance at January 31, 2007	425,548	$17.46	7.5 years	$5,506

The aggregate intrinsic value for the LTIP is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 1,994,102 options that were in-the-money as of January 31, 2007. The weighted average grant-date fair value of options granted in the year ended January 31, 2007, 2006 and 2005 was $13.75, $12.66 and $8.25, respectively. During the years ended January 31, 2007 and 2006 the aggregate intrinsic value of options exercised under the LTIP was $881 and $298, respectively, determined as of the date of option exercise. At January 31, 2007, the Company expects 294,229 options for the LTIP

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

to vest. At January 31, 2007, these options have an aggregate intrinsic value of $4,071, a weighted average remaining contractual term of 7.7 years and a weighted average exercise price of $21.95.

A summary of stock options outstanding and exercisable pursuant to the LTIP as of January 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$15.01 - $16.64	751,755	7.4	$15.78	298,530	$15.72
$18.13 - $22.88	906,420	8.2	21.75	113,143	20.66
$23.58 - $25.95	74,736	9.3	25.37	3,750	25.37
$30.16 - $36.08	277,820	9.0	30.51	10,125	30.16

The following table summarizes the activity under the LTIP for the nonvested restricted share units for the year ended January 31, 2007:

	LTIP
			Weighted
		Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Share	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value

Outstanding balance at January 31, 2006	508,020	$19.03
Units granted	201,668	23.54
Units vested	(5,151)	25.13
Units cancelled	(3,742)	28.06

Outstanding balance at January 31, 2007	700,795	21.22	2.1 years	$21,304

At January 31, 2007 and 2006, there were 385,880 and 284,628 restricted share units, respectively, which were granted to employees and officers of the Company for retention based awards under the LTIP with a weighted average grant-date fair value of approximately $21.82 and $19.65 per unit, respectively. During the year ended January 31, 2007, the Company granted 110,145 restricted share units with a weighted average grant-date fair value of approximately $27.88. The restricted share units vest and convert into ordinary shares of the Company over a period between four and five years. Granted but unvested units are forfeited upon termination of employment. During the year ended January 31, 2007, 5,151 restricted share units vested.

At January 31, 2007 and 2006, there were 314,915 and 223,392, respectively, restricted share units, which were granted to employees and officers of the Company for performance based awards under the LTIP with a weighted average grant-date fair value of approximately $20.47 and $18.29 per unit, respectively. During the year ended January 31, 2007, the Company granted 91,523 restricted share units with a weighted average grant-date fair value of approximately $25.81 to employees and officers of the Company for performance based awards under the LTIP. The restricted share units vest and convert into ordinary shares of the Company at the end of a three year period should certain performance criteria be met. For the years ended January 31, 2007 and 2006, gross compensation expense of $2,189 and $3,804, respectively, was recognized by the Company in the income statement in respect of these performance based awards as it was probable that these performance criteria would be achieved.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

At January 31, 2007, the Company expects 210,993 restricted share units for the LTIP to vest. At January 31, 2007, these options have an aggregate intrinsic value of $7,506 and a weighted average remaining contractual term of 7.7 years.

A summary of the 2000 Stock Option Plan option activity is as follows:

	2000 Stock Option Plan
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding balance at January 31, 2004	6,497,907	$6.13
Options exercised	(766,056)	5.29
Options cancelled/forfeited	(13,569)	6.70

Outstanding balance at January 31, 2005	5,718,282	6.24
Options exercised	(1,559,151)	5.71
Options cancelled/forfeited	(18,960)	9.14

Outstanding balance at January 31, 2006	4,140,171	6.42
Options exercised	(1,753,219)	5.85
Options cancelled/forfeited	(28,707)	8.26

Outstanding balance at January 31, 2007	2,358,245	6.85	5.0 years	$55,526

Exercisable balance at January 31, 2007	2,027,645	$6.48	4.8 years	$48,507

A summary of stock options outstanding and exercisable pursuant to the 2000 Stock Option Plan as of January 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$4.16 - $5.00	741,230	3.2	$4.50	741,230	$4.50
$5.33 - $6.18	218,390	5.0	5.73	188,390	5.77
$6.33 - $8.26	964,225	5.6	7.03	806,275	6.79
$10.18 - $11.24	434,400	6.5	11.03	291,750	11.08

The aggregate intrinsic value for the 2000 Stock Option Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the 2,358,245 options that were in-the-money as of January 31, 2007. During the years ended January 31, 2007 and 2006 the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $43,462 and $29,977, respectively, determined as of the date of option exercise. At January 31, 2007, the Company expects 287,948 options for the 2000 Stock Option Plan to vest. At January 31, 2007, these options have an aggregate intrinsic value of $7,205, a weighted average remaining contractual term of 6.2 years and a weighted average exercise price of $10.77.

There were no options granted under this plan during the years ended January 31, 2007, 2006 and 2005.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

The following table summarizes the activity under the 2004 Directors Incentive Plan for the nonvested restricted share units or restricted shares:

	2004 Directors Incentive Plan
			Weighted
		Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Shares/	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value

Outstanding balance at January 31, 2004	—	$—
Restricted shares/units granted	15,855	17.15
Restricted shares/units cancelled/forfeited	(3,789)	17.15

Outstanding balance at January 31, 2005	12,066	17.15
Restricted shares/units granted	12,252	22.21
Units vested	(12,066)	17.15

Outstanding balance at January 31, 2006	12,252	22.21
Restricted shares/units granted	13,289	26.69
Units vested	(12,741)	22.74

Outstanding balance at January 31, 2007	12,800	26.33	0.4 years	$389

During the years ended January 31, 2007, 2006 and 2005 the aggregate intrinsic value of restricted shares/units vested under the 2004 Directors Incentive Plan was $335, $278 and $0, determined as of the vesting date. At January 31, 2007, the Company expects 12,800 restricted share units for the 2004 Directors Incentive Plan to vest. At January 31, 2007, these options have an aggregate intrinsic value of $389 and a weighted average remaining contractual term of 0.4 years.

A summary of the Directors Option Plan activity is as follows:

	Directors Options Plan
			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding balance at January 31, 2004	225,000	$7.71
Options exercised	(54,000)	5.72
Options cancelled/forfeited	(9,000)	9.04

Outstanding balance at January 31, 2005	162,000	8.29
Options exercised	(30,000)	5.75

Outstanding balance at January 31, 2006	132,000	8.87
Options exercised	(15,000)	5.75

Outstanding balance at January 31, 2007	117,000	9.27	6.0 years	$2,472

Exercisable balance at January 31, 2007	117,000	$9.27	6.0 years	$2,472

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

A summary of stock options outstanding and exercisable under the Directors Option Plan as of January 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$5.31 - 6.57	45,000	4.8	$6.01	45,000	$6.01
$10.28 - 11.93	72,000	6.7	11.31	72,000	11.31

The aggregate intrinsic value for the Directors Options Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 117,000 options that were in-the-money as of January 31, 2007. During the years ended January 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Directors Options Plan was $451 and $867, respectively, determined as of the date of option exercise.

As of January 31, 2007, there was approximately $18,669 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

  Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation awards using the intrinsic value method as prescribed by APB No. 25 and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Employee share-based compensation expense recognized under APB No. 25 was not reflected in the Company’s results of operations for the year ended January 31, 2006 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Share-based compensation was based on actual forfeitures of awards. In accordance with the modified prospective method, previously reported amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded based on the fair value method under SFAS No. 123:

	Year Ended January 31,
	2006	2005

Net income as reported	$55,198	$35,006
Add: Total stock-based compensation expense included in reported net income, net of income taxes	36,751	32,837
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(41,697)	(37,683)

Pro forma net income	$50,252	$30,160

Earnings per share, as reported:
Basic earnings per share	$0.59	$0.38
Diluted earnings per share	0.56	0.37
Earnings per share, pro forma:
Basic earnings per share	$0.53	$0.33
Diluted earnings per share	0.51	0.32

13.  Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

As of January 31, 2007, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of January 31, 2007: $6,232 in euros; $10,373 in U.S. dollars; $1,669 in British pounds sterling; and, $1,588 in other currencies. The fair values of forward exchange contracts were $112 and $61 for the years ended January 31, 2007 and 2006, respectively.

14.  Commitments

At January 31, 2007, the Company had outstanding commitments under capital and non-cancelable operating leases, which fall due in the years ended January 31, as follows:

	Capital	Operating
	Leases	Leases

2008	$15,112	$78,317
2009	12,544	61,425
2010	10,283	46,094
2011	2,779	34,627
2012	1,230	23,215
2013 and thereafter	220	37,946

Total payments	42,168	$281,624

Less amounts representing interest	(4,519)

Present value of minimum capital lease obligations	$37,649

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment. These leases require minimum annual payments, which are expensed as incurred. Total rent expense for the years ended January 31, 2007, 2006 and 2005 was $70,240, $55,841 and $43,719, respectively.

It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for furniture, fixtures and equipment is two to five years and the normal lease term for buildings varies between three and ten years. For the year ended January 31, 2007, the average effective borrowing rate for property, plant and equipment under capital leases was 6.4%. Interest rates usually vary during the contract period.

Capital commitments contracted for, but not provided in the accompanying consolidated balance sheet as of January 31, 2007 totaled $3,251.

15.  Contingencies

From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. To date, none of these types of litigation has had a material effect on the Company and, as of January 31, 2007, the Company is not a party to any material litigation except as described below.

The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $13,290 based on exchange rates as of January 31, 2007.

The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12,343, based on exchange rates as of January 31, 2007.

In accordance with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to the disclosed legal proceedings because it believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

16.  Related Party Transactions

One of the Company’s Hong Kong operating subsidiaries is party to a service agreement pursuant to which a company owned by one of the Company’s employees (a previous owner of such subsidiary) and members of his family, provides management consulting and sales solicitation services. During the years ended January 31, 2007, 2006 and 2005, the Company’s Hong Kong subsidiary paid the company approximately $566, $437 and $180, respectively, under this service agreement.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

One of the Company’s Spanish subsidiaries is party to a service agreement, effective January 25, 2002, pursuant to which the Company’s subsidiary provides commercial and administrative services to a company owned by the Senior Vice President — Planning and Strategy Execution and his three brothers, one of whom is a current employee of the Company, all of whom were previous owners of SLi. During the years ended January 31, 2007, 2006 and 2005, approximately $0, $1,213 and $664, respectively, was billed by the Company’s Spanish subsidiary for fees pursuant to this agreement. As of January 31, 2007 and 2006, the total net amount due from the company owned by these individuals, their immediate family members and companies owned by them was $0 and $315, respectively.

The Company’s Israeli operating subsidiary is party to various agreements, effective for the year ended January 31, 2004, pursuant to which a company partially owned by the Managing Director of UTi Eilat Overseas Ltd., provides facility and vehicle leases. During the years ended January 31, 2007, 2006 and 2005, the Company’s Israeli subsidiary paid the company approximately $72, $71 and $163, respectively, under these agreements. During the year ended January 31, 2006, the Company’s Israeli operating subsidiary was also party to a service agreement pursuant to which a company owned by the Managing Director of the Company’s Israeli subsidiary provides custom clearances for the Company’s clients. During the year ended January 31, 2007 and 2006, the Company’s Israeli subsidiary paid the company approximately $0 and $619, respectively, under this service agreement. As of January 31, 2007 and 2006, the total net amount due to the company pursuant to these leases and service agreements was $139 and $118, respectively.

During the year ended January 31, 2007, one of the Company’s South African operating subsidiaries was party to a service agreement pursuant to which a company controlled by one of the Company’s South African subsidiary’s directors and members of his family, provides management and accounting services. During the years ended January 31, 2007 and 2006, the Company’s South African subsidiary paid the company approximately $420 and $627, respectively, under this service agreement. As of January 31, 2006, the total amount due to the company pursuant to this service agreement was $116.

Pursuant to an amended and restated registration rights agreement, PTR Holdings Inc. (PTR Holdings) and Union-Transport Holdings Inc., who are shareholders, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933.

17.  Segment Reporting

The Company operates in four geographic segments comprised of Europe, the Americas, Asia Pacific and Africa, which offer similar products and services. They are managed separately because each segment requires close client contact by senior management, individual requirements of clients differ between regions and each region is oftentimes affected by different economic conditions. Corporate includes the corporate office, eliminations and other entities.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

Certain information regarding the Company’s operations by segment is summarized as follows:

	Year Ended January 31, 2007
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue	$850,132	$1,177,325	$951,389	$582,519	$—	$3,561,365

Net revenue	$259,737	$531,218	$158,727	$274,778	$—	$1,224,460
Staff costs	133,481	308,100	66,140	120,809	14,432	642,962
Depreciation and amortization	6,455	13,016	3,727	8,084	2,140	33,422
Amortization of intangible assets	—	6,899	453	653	—	8,005
Other operating expenses	71,233	155,860	39,317	100,897	14,169	381,476

Operating income/(loss)	$48,568	$47,343	$49,090	$44,335	$(30,741)	158,595

Interest income						8,154
Interest expense						(23,309)
Gains on foreign exchange						435

Pretax income						143,875
Provision for income taxes						32,105

Income before minority interests						$111,770

Capital expenditures	$10,571	$22,571	$5,933	$15,763	$56	$54,894

Segment assets at year-end	$303,114	$665,096	$274,646	$397,710	$19,304	$1,659,870

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

	Year Ended January 31, 2006
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue	$693,661	$698,222	$854,717	$538,975	$—	$2,785,575

Net revenue	$209,165	$373,859	$136,358	$247,022	$—	$966,404
Staff costs	144,874	224,879	57,610	108,313	11,557	547,233
Depreciation and amortization	5,718	4,912	3,162	7,466	1,794	23,052
Amortization of intangible assets	—	4,071	306	705	—	5,082
Other operating expenses	55,425	107,305	32,601	85,386	11,552	292,269

Operating income/(loss)	$3,148	$32,692	$42,679	$45,152	$(24,903)	98,768

Interest income						4,945
Interest expense						(8,814)
Losses on foreign exchange						(303)

Pretax income						94,596
Provision for income taxes						35,185

Income before minority interests						$59,411

Capital expenditures	$7,804	$7,182	$3,531	$14,191	$42	$32,750

Segment assets at year-end	$240,812	$346,407	$247,355	$374,476	$12,488	$1,221,538

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

	Year Ended January 31, 2005
			Asia
	Europe	Americas	Pacific	Africa	Corporate	Total

Gross revenue	$582,428	$562,853	$681,532	$432,980	$—	$2,259,793

Net revenue	$176,425	$286,760	$109,159	$201,437	$—	$773,781
Staff costs	126,463	164,615	44,587	87,110	7,251	430,026
Depreciation and amortization	5,413	3,674	2,476	6,069	1,821	19,453
Amortization of intangible assets	—	1,477	—	503	—	1,980
Other operating expenses	49,487	94,580	27,105	77,555	10,225	258,952

Operating (loss)/income	$(4,938)	$22,414	$34,991	$30,200	$(19,297)	63,370

Interest income						4,112
Interest expense						(4,586)
Gains on foreign exchange						973

Pretax income						63,869
Provision for income taxes						26,140

Income before minority interests						$37,729

Capital expenditures	$7,615	$6,378	$3,293	$10,126	$24	$27,436

Segment assets at year-end	$209,500	$303,868	$195,243	$322,904	$26,017	$1,057,532

Intercompany transactions are priced at cost. Where two or more subsidiaries are involved in the handling of a consignment, the net revenue is shared based upon a standard formula, which is adopted across the Company.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

The following table shows the gross revenue and net revenue attributable to the Company’s principal services.

	Year Ended January 31,
	2007	2006	2005

Gross revenues:
Airfreight forwarding	$1,381,249	$1,213,987	$1,017,560
Ocean freight forwarding	937,559	826,079	672,641
Customs brokerage	86,409	80,960	77,568
Contract logistics	519,155	443,738	312,289
Distribution and other	636,993	220,811	179,735

Total gross revenues	$3,561,365	$2,785,575	$2,259,793

Net revenues:
Airfreight forwarding	$329,582	$290,993	$253,289
Ocean freight forwarding	146,571	118,346	98,877
Customs brokerage	84,135	78,503	75,352
Contract logistics	438,954	370,714	257,141
Distribution and other	225,218	107,848	89,122

Total net revenues	$1,224,460	$966,404	$773,781

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2007, 2006 and 2005

18.  Selected Quarterly Financial Data (Unaudited)

For the year ended January 31,	First	Second	Third	Fourth	Total

Gross revenue:
2007	$773,700	$890,073	$946,321	$951,271	$3,561,365
2006	630,193	686,232	740,946	728,204	2,785,575
Net revenue:
2007	271,628	305,411	316,230	331,191	1,224,460
2006	221,198	238,265	253,227	253,714	966,404
Operating income(1):
2007	29,982	50,498	45,331	32,784	158,595
2006	27,118	22,565	31,544	17,541	98,768
Net income:
2007	19,324	34,504	30,488	23,623	107,939
2006	17,670	10,869	16,920	9,739	55,198
Basic earnings per share:
2007	0.20	0.36	0.31	0.24	1.11
2006	0.19	0.12	0.18	0.10	0.59
Diluted earnings per share:
2007(2)	0.20	0.35	0.31	0.24	1.08
2006	0.18	0.11	0.17	0.10	0.56

(1)	Operating income includes the SLi Share-based Compensation Arrangement.

(2)	The diluted earnings per share amounts for the quarters do not add to the total year ended January 31, 2007 amount due to the effects of rounding.

UTi Worldwide Inc.

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at	Amounts	Charges	Foreign
	Beginning	Charged	Against the	Currency	Balance at
Year Ended January 31,	of Year	to Expense	Allowance	Translation	End of Year
	(In thousands)

2007	$14,367	$7,155	$(6,378)	$(425)	$14,719
2006	16,687	1,349	(3,429)	(240)	14,367
2005	14,300	7,658	(6,519)	1,248	16,687

Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in our financial statements.

INDEX TO EXHIBITS

Exhibit		Description

2	.1*	Stock Purchase Agreement, dated as of March 7, 2006, among UTi (U.S.) Logistics Holdings Inc., Market Industries, Ltd., and the other parties named therein (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K, filed March 13, 2006)
3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed October 26, 2005)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10	.1+	Form of Employment Agreement between Mr. Wessels and the company (incorporated by reference to Exhibit 10.4 to the company’s Registration Statement on Form F-1, No. 333-47616, filed October 10, 2000)
10	.2+	Form of Amended and Restated Employment Agreement between Mr. MacFarlane and the company (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 21, 2007)
10.3		Amended and Restated Registration Rights Agreement between PTR Holdings, Inc., Union-Transport Holdings Inc. and the company (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the company’s Registration Statement on Form F-3, No. 333-101309, filed December 10, 2002)
10.4		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.5		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.6		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.7		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.8+	Amended and Restated Senior Leadership Team (SLT) Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.9*	Agreement between UTi Spain, S.L. and the other parties named therein (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2005)
10	.10+	Consulting Agreement dated November 1, 2006, between UTi, Services, Inc. and Linda Bennett.
10	.11+	Separation Agreement and General Release dated as of November 21, 2006, between UTi, Services, Inc. and Linda Bennett.
10	.12+	Employment Agreement of Mr. John Hextall (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K, filed February 27, 2006)
10	.13+	Employment Agreement of Mr. Gene Ochi (incorporated by reference to Exhibit 99.3 to the company’s Current Report on Form 8-K, filed February 27, 2006)
10	.14+	Employment Agreement of Mr. Lawrence Samuels (incorporated by reference to Exhibit 99.5 to the company’s Current Report on Form 8-K, filed February 27, 2006)
10.15		Credit Agreement, dated as of March 7, 2006, among UTi (U.S.) Logistics Holdings Inc., UTi Worldwide Inc., UTi (Netherlands) Holdings B.V., LaSalle Bank National Association and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 13, 2006)
10	.16+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.17+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)

Exhibit		Description

10	.18+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.19+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.20+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.21+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.22+	WTC Provident Fund, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.23+	UTi Worldwide (UK) LTD Pension Scheme Summary of Benefits for Mr. Alan C. Draper (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.24+	Norwich Union Cash Plus Individual Pension Plan Policy for Mr. John Hextall (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.25+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, filed June 16, 2006)
10.26		Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10.27		Credit Facility, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and various financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10.28		Cession Agreement in Security, dated as of July 13, 2006, by and among Pyramid Freight (Proprietary) Limited, South African Branch, and Nedbank Limited (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10	.29+	Form of Performance Enhancement Award Agreement for May 12, 2006 Performance Enhancement Awards granted to certain executive officers pursuant to the UTi Worldwide Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.30+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type C) (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.31+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type D) (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.32+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement, as amended (incorporated by reference to Exhibit 10.28 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.33+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type A) (incorporated by reference to Exhibit 10.29 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.34+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type B) (incorporated by reference to Exhibit 10.30 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.35+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as amended (Type A) (incorporated by reference to Exhibit 10.31 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.36+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as mended (Type B) (incorporated by reference to Exhibit 10.32 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.37+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K, filed June 16, 2006)

Exhibit		Description

10	.38+	Restricted Shares Award Agreement and Section 83(b) Election Form to be used in connection with the 2004 Non-Employee Directors Share Incentive Plan (incorporated by reference to Exhibit 99.3 to the company’s Current Report on Form 8-K, filed June 16, 2006)
10	.39+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Election Forms, as amended (incorporated by reference to Exhibit 10.33 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.40+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.34 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.41+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.35 to the company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.42+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
12.1		Statement regarding computation of ratio of earnings to fixed charges
21		Subsidiaries of the company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

(1)	The exhibits and schedules to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The company will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.