Form 10-Q
period 2007-04-30
UTi WORLDWIDE INC
filed 2007-06-11
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2007
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
000-31869
(Commission File Number)
UTi Worldwide Inc.
(Exact name of Registrant as Specified in its Charter)

British Virgin Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

9 Columbus Centre, Pelican Drive	c/o UTi, Services, Inc.
Road Town, Tortola	100 Oceangate, Suite 1500
British Virgin Islands	Long Beach, CA 90802 USA
(Addresses of Principal Executive Offices)
562.552.9400
(Registrant’s Telephone Number, Including Area Code)
19500 Rancho Way, Suite 116, Rancho Dominguez, CA 90220 USA
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 31, 2007, the number of shares outstanding of the issuer’s ordinary shares was 99,008,435.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended April 30, 2007

- i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Income Statements
For the three months ended April 30, 2007 and 2006
(in thousands, except share and per share amounts)

	Three months ended
	April 30,
	2007	2006
	(Unaudited)
Gross revenue	$944,738	$773,700
Freight consolidation costs	608,697	502,072

Net revenue	336,041	271,628
Staff costs	184,717	147,883
Depreciation and amortization	9,387	7,436
Amortization of intangible assets	1,985	1,851
Other operating expenses	108,534	84,476

Operating income	31,418	29,982
Interest income	2,206	1,781
Interest expense	(6,297)	(4,648)
(Losses)/gains on foreign exchange	(368)	185

Pretax income	26,959	27,300
Provision for income taxes	7,967	7,094

Income before minority interests	18,992	20,206
Minority interests	(872)	(882)

Net income	$18,120	$19,324

Basic earnings per share	$0.18	$0.20
Diluted earnings per share	$0.18	$0.20

Number of weighted average shares used for per share calculations:
Basic shares	98,695,869	95,481,624
Diluted shares	100,209,000	99,027,366
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
As of April 30, 2007 and January 31, 2007
(in thousands, except share amounts)

	April 30,	January 31,
	2007	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$224,648	$278,408
Trade receivables (net of allowance for doubtful receivables of $15,064 and $14,719 as of April 30, 2007 and January 31, 2007, respectively)	721,484	662,804
Deferred income tax assets	12,735	10,889
Other current assets	62,499	57,563

Total current assets	1,021,366	1,009,644

Property, plant and equipment (net of accumulated depreciation of $122,367 and $111,051 as of April 30, 2007 and January 31, 2007, respectively)	130,782	127,990
Goodwill	439,007	426,516
Other intangible assets, net	62,483	64,368
Investments	3,933	3,096
Deferred income tax assets	11,674	12,725
Other non-current assets	17,196	15,511

Total assets	$1,686,441	$1,659,870

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$68,244	$79,057
Short-term borrowings	1,345	2,808
Current portion of capital lease obligations	15,164	13,550
Trade payables and other accrued liabilities	606,762	603,575
Income taxes payable	20,247	15,333
Deferred income tax liabilities	3,304	3,954

Total current liabilities	715,066	718,277

Long-term borrowings	211,308	211,458
Capital lease obligations	21,825	24,099
Deferred income tax liabilities	31,485	30,291
Retirement fund obligations	7,633	7,549
Other	14,005	12,078
Minority interests	18,537	18,844

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 98,976,645 and 98,633,178 shares issued and outstanding as of April 30, 2007 and January 31, 2007, respectively	422,183	419,111
Retained earnings	276,119	266,136
Accumulated other comprehensive loss	(31,720)	(47,973)

Total shareholders’ equity	666,582	637,274

Total liabilities and shareholders’ equity	$1,686,441	$1,659,870

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the three months ended April 30, 2007 and 2006
(in thousands)

	Three months ended
	April 30,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$18,120	$19,324
Adjustments to reconcile net income to net cash used in operations:
Share-based compensation costs/(benefits), net	365	(138)
Depreciation and amortization	9,387	7,436
Amortization of intangible assets	1,985	1,851
Deferred income taxes	(363)	(928)
Tax benefit relating to exercise of stock options	42	386
Excess tax benefits from share-based compensation	(24)	(329)
Loss/(gain) on disposal of property, plant and equipment	29	(76)
Minority interest and other	(858)	1,003
Changes in operating assets and liabilities:
Increase in trade receivables	(44,287)	(92,240)
Increase in other current assets	(3,689)	(4,870)
Decrease in trade payables	(24,096)	(26,291)
Increase in accrued liabilities and other current liabilities	6,987	35,634

Net cash used in operating activities	(36,402)	(59,238)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,143)	(4,543)
Proceeds from disposal of property, plant and equipment	425	399
Increase in other non-current assets	(209)	(5,325)
Acquisitions and contingent earn-out payments	(3,666)	(197,238)
Other	(818)	(860)

Net cash used in investing activities	(10,411)	(207,567)

FINANCING ACTIVITIES:
(Decrease)/increase in borrowings under bank lines of credit	(8,615)	158,998
Decrease in short-term borrowings	(1,570)	(1,873)
Proceeds from issuing of long-term borrowings	—	211
Repayment of long-term borrowings	(26)	(747)
Repayments of capital lease obligations	(5,487)	(2,155)
Net proceeds from the issuance of ordinary shares	3,378	5,652
Excess tax benefits from share-based compensation	24	329

Net cash (used in)/provided by financing activities	(12,296)	160,415

Effect of foreign exchange rate changes on cash and cash equivalents	5,349	1,949

Net decrease in cash and cash equivalents	(53,760)	(104,441)
Cash and cash equivalents at beginning of period	278,408	246,510

Cash and cash equivalents at end of period	$224,648	$142,069

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three months ended April 30, 2007 and 2006 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three-months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008 or any other future periods.
The balance sheet at January 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2007 filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current period presentation.
All dollar amounts in the notes are presented in thousands except for share and per share data.
Income Taxes
Effective February 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN No. 48). As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions was $3,986. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2,099, which was included as a reduction to the beginning balance of retained earnings on the balance sheet.
The Company includes interest and penalties on tax uncertainties interest expense and other operating expenses, respectively. The total amount of interest and penalties accrued as of adoption was $551. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on the results of operations or financial position in the next 12 months.
The tax years subject to examination in the U.S. are 2002 to 2006. In our major non-U.S. jurisdictions, tax years are typically subject to examination for four to six years.
Segment Reporting
During the first quarter of fiscal 2008, the Company announced several organizational updates, changes, and management appointments in support of CLIENTasONE, the Company’s new five-year strategic plan. Following these changes, the Company’s chief operating decision maker no longer reviews the operating results of the Company based on the four geographic segments, formerly comprised of Europe, the Americas, Asia Pacific, and Africa. As a result, the Company’s financial information will now be reported within the following eight reportable segments, with an explanation of the changes, if any, from the Company’s reportable segments as of January 31, 2007.

EMENA
The EMENA segment includes airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics, distribution and other services located in Europe, the Middle East and Northern Africa. The EMENA segment is comprised of the same operations as the former Europe region. Only the name of the region has been updated.
Americas Freight Forwarding
The Americas Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, and customs brokerage services located in North and South America. The Americas Freight Forwarding and Americas Contract Logistics and Distribution segments were combined in the Americas geographic region in prior periods.
Americas Contract Logistics and Distribution
The Americas Contract Logistics and Distribution segment includes contract logistics, distribution and other services located in North America. The Americas Contract Logistics and Distribution and Americas Freight Forwarding segments were combined in the Americas geographic region in prior periods.
Asia Pacific
The Asia Pacific segment includes airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics, distribution and other services located in the Asia Pacific Region, not including those services located in the Greater China Region. This segment was combined with the Greater China segment in prior periods.
Greater China
The Greater China segment includes the airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics, distribution and other services located in Greater China. This segment was combined with the Asia Pacific region in prior periods.
Africa
The Africa segment includes airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics, distribution and other services located in Africa, not including African operations included in the Global Specialized Solutions segment. Certain operations included in the Global Specialized Solutions segment were included in this segment in prior periods.
Global Specialized Solutions
The Global Specialized Solutions segment includes certain contract logistics and distribution operations with unique, complex and integrated supply chain requirements. Certain of these operations were included in the Africa segment in prior periods.
Corporate
Corporate includes the corporate office, eliminations, and other entries. There were no changes to the Corporate segment.
For segment reporting purposes by geographic region, gross airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed.

Net revenues for airfreight and ocean freight forwarding related to the movement of goods are prorated between the country of origin and the destination country, based on a standard formula.
Gross and net revenue attributable to the Company’s principal services
The Company’s distribution services (Distribution) are primarily offered in North America. These services include truckload and less-than-truckload brokerage, dedicated transportation, and inter-modal solutions through a non-asset business model, which features a network of agents, broker affiliates, owner-operators and a limited number of company-owned assets. The Company’s distribution services also provide customized distribution services for companies operating in specific industries.
During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to the acquisition of Market Industries, Ltd. in March 2006, the Company changed its disclosure of gross revenues and net revenues by its principal services. As a result, Distribution revenues are now separately reported. In previous periods, Distribution revenues have been combined with Other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our Contract Logistics services have been reclassified to Distribution. There are no changes in Airfreight forwarding, Ocean freight forwarding, and Customs Brokerage revenues.
See Note 5 for additional information regarding the reorganization of the Company’s reportable segments.
NOTE 2. Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. The Company is currently assessing the effect SFAS No. 157 may have on its consolidated results of operations and financial position.
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

NOTE 3. Earnings per Share

	Three months ended
	April 30,
	2007	2006
Basic earnings per share:
Net income	$18,120	$19,324
Weighted average number of ordinary shares	98,695,869	95,481,624

Basic earnings per share	$0.18	$0.20

Diluted earnings per share:
Net income	$18,120	$19,324
Weighted average number of ordinary Shares	98,695,869	95,481,624
Incremental shares required for diluted earnings per share related to stock Options	1,513,131	3,545,742

Diluted weighted average number of Shares	100,209,000	99,027,366

Diluted earnings per share	$0.18	$0.20

Cash dividends declared per share	$0.06	$0.06

There were options to purchase 282,877 and 16,629 of ordinary shares outstanding for the three-month periods ended April 30, 2007 and 2006, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive.
NOTE 4. Other Comprehensive Income

	Three months ended
	April 30,
	2007	2006
Net income	$18,120	$19,324
Other comprehensive loss, net of tax:
Foreign exchange translation adjustments	16,185	7,031
Amortization of unrecognized net pension loss	68	—

Comprehensive income	$34,373	$26,355

NOTE 5. Segment Information
The Company’s operations are principally managed by geographic region and by services offered. As discussed above in Note 1, during the first quarter of fiscal 2008, the Company realigned its operations into the following reportable segments: EMENA; Americas Freight Forwarding; Americas Contract Logistics and Distribution; Asia Pacific; Greater China; Africa; Global Specialized Solutions; and Corporate. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. Corporate includes the corporate office, eliminations and other entities. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, all prior period segment information was reclassified to conform to this new financial reporting presentation.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services including contract logistics services, are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of goods are prorated between the country of origin and the destination country, based on a standard formula.

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2007
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total
Gross revenue	$239,506	$134,610	$195,930	$107,058	$118,249	$132,458	$16,927	$—	$944,738

Net revenue	$75,852	$39,526	$112,804	$22,012	$18,257	$52,676	$14,914	$—	$336,041
Staff costs	43,425	23,061	62,361	10,868	7,360	25,013	6,968	5,661	184,717
Depreciation and amortization	1,917	600	3,195	514	605	1,749	387	420	9,387
Amortization of intangible assets	—	—	1,719	—	111	—	155	—	1,985
Other operating expenses	21,994	11,098	35,631	5,232	5,836	19,159	5,156	4,428	108,534

Operating income/(loss)	$8,516	$4,767	$9,898	$5,398	$4,345	$6,755	$2,248	$(10,509)	31,418

Interest income									2,206
Interest expense									(6,297)
Losses on foreign exchange									(368)

Pretax income									26,959
Provision for income taxes									7,967

Income before minority interests									$18,992

Capital expenditures	$2,245	$1,952	$880	$1,128	$661	$2,605	$447	$2	$9,920

Segment assets at quarter-end	$334,690	$186,238	$484,433	$147,255	$135,225	$266,971	$104,845	$26,784	$1,686,441

	Three months ended April 30, 2006
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total
Gross revenue	$184,093	$113,755	$127,060	$101,749	$105,931	$121,837	$19,275	$—	$773,700

Net revenue	$54,329	$34,682	$80,814	$18,880	$16,757	$51,782	$14,384	$—	$271,628
Staff costs	28,863	21,776	48,670	8,736	6,196	24,218	5,900	3,524	147,883
Depreciation and amortization	1,408	538	2,067	417	418	1,738	346	504	7,436
Amortization of intangible assets	—	—	1,553	—	115	—	183	—	1,851
Other operating expenses	16,107	9,783	22,172	4,377	4,654	19,738	4,648	2,997	84,476

Operating income/(loss)	$7,951	$2,585	$6,352	$5,350	$5,374	$6,088	$3,307	$(7,025)	29,982

Interest income									1,781
Interest expense									(4,648)
Gains on foreign exchange									185

Pretax income									27,300
Provision for income taxes									7,094

Income before minority interests									$20,206

Capital expenditures	$3,174	$2,679	$367	$540	$674	$2,002	$450	$2	$9,888

Segment assets at quarter-end	$258,938	$169,814	$440,005	$132,414	$123,243	$157,682	$195,530	$5,079	$1,482,705

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended
	April 30,
	2007	2006
Gross revenues:
Airfreight forwarding	$344,146	$307,570
Ocean freight forwarding	232,290	206,533
Customs brokerage	21,883	19,805
Contract logistics	141,515	109,161
Distribution	118,849	77,796
Other	86,055	52,835

Total	$944,738	$773,700

Net revenues:
Airfreight forwarding	$85,246	$74,889
Ocean freight forwarding	36,975	31,529
Customs brokerage	21,158	19,159
Contract logistics	121,742	93,093
Distribution	35,513	29,018
Other	35,407	23,940

Total	$336,041	$271,628

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the three months ended
April 30, 2007 are as follows:

			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Total
Balance as of February 1, 2007	$41,999	$19,275	$221,510	$33,441	$42,473	$19,179	$48,639	$426,516
Acquisitions and contingent earn-out payments	715	297	147	508	508	297	—	2,472
Foreign currency translation and other adjustments	4,218	2,065	3,671	3,536	2,744	2,055	(8,270)	10,019

Balance as of April 30, 2007	$46,932	$21,637	$225,328	$37,485	$45,725	$21,531	$40,369	$439,007

The amortizable intangible assets as of April 30, 2007 and January 31, 2007 relate primarily to the estimated fair value of the customer contracts and relationships acquired in respect of certain acquisitions. The carrying values of amortizable intangible assets as of April 30, 2007 and January 31, 2007 are as follows:

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of April 30, 2007:
Customer contracts and relationships	$68,738	$(14,905)	$53,833
Non-compete agreements	2,827	(2,343)	484
Other	1,370	(562)	808

Total	$72,935	$(17,810)	$55,125

As of January 31, 2007:
Client contracts and relationships	$68,904	$(13,006)	$55,898
Non-compete agreements	2,725	(2,343)	382
Other	1,370	(476)	894

Total	$72,999	(15,825)	57,174

Amortization expense totaled $1,985 and $1,851 for the three-months ended April 30, 2007 and 2006, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31.

2008	$7,921
2009	7,821
2010	7,189
2011	6,961
2012	6,065
In addition to the amortizable intangible assets, the Company also had $7,358 and $7,194 of intangible assets not subject to amortization as of April 30, 2007 and January 31, 2007, respectively, related to trademarks acquired primarily with International Healthcare Distributors (Pty.) Limited.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Three months ended
	April 30,
	2007	2006
Net cash paid for:
Interest	$3,273	$3,066
Income taxes	4,594	4,948
Non-cash activities:
Capital lease obligations incurred to acquire assets	3,777	5,345
Dividends declared	6,018	4,672
Adjustment to initially adopt FIN No. 48	3,986	—
UTi Worldwide Inc. is a holding company and so relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi Worldwide Inc.’s subsidiaries to pay dividends and UTi Worldwide Inc.’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of the Company’s bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi Worldwide Inc.’s ability to continue operations. In general, UTi Worldwide Inc.’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require the subsidiaries to pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi Worldwide Inc.’s subsidiaries could declare may be limited by exchange controls.

NOTE 8. Contingencies
From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. As of April 30, 2007, the Company was not a party to any material litigation except as described below.
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $13,701 based on exchange rates as of April 30, 2007.
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. In addition certain proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties have been instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12,960, based on exchange rates as of April 30, 2007.
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
The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended
	April 30,
	2007	2006
Service cost component	$440	$391
Interest cost component	590	517
Expected return on assets	(528)	(502)
Amortization of unrecognized net loss	100	111

Net periodic pension expense	$602	$517

For the three months ended April 30, 2007, approximately $527 in contributions have been made by the Company to its pension plans.

NOTE 10. Share-Based Compensation
Share-Based Compensation Plans
As of April 30, 2007, the Company had the following share-based compensation plans: the 2000 Employee Share Purchase Plan; 2004 Long Term Incentive Plan (LTIP); 2000 Stock Option Plan; 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan); and Non-Employee Directors Share Option Plan (Directors Option Plan).
2000 Employee Share Purchase Plan
The Company’s 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) with an opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. The purchase price is equal to 85% of the fair market value of the Company’s ordinary shares on the first day of each offering period. Employee payroll deductions cannot exceed 10% of a participant’s current compensation and are subject to an annual maximum of $25.
2004 Long-Term Incentive Plan
The Company’s LTIP provides for the issuance of a variety of awards, including options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units, deferred share units, and performance based awards. This plan allows for the grant of incentive and non-qualified stock options. 6,000,000 shares were originally reserved for issuance under this plan when it was adopted, subject to adjustments. Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. The maximum contractual term of the options granted under this plan is 10 years. Restricted share units vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested restricted share units are generally forfeited upon termination of employment. Performance based awards vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met.
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
A portion of the consideration due under the earn-out arrangement was linked, in part, to the continuing employment of two of the selling shareholders of SLi and as such, represented a compensatory arrangement in accordance with SFAS No. 141, Business Combinations and Emerging Issues Task Force Issue (EITF) No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (SLi Share-based Compensation Arrangement).
Valuation Assumptions
The foregoing impact of stock option compensation costs was determined under the Black-Scholes Model using the following weighted average assumptions:

	Three months ended
	April 30,
	2007	2006
Risk free rate of return, annual	5%	4%
Expected term	8 years	8 years
Expected volatility	38%	43%
Dividend yield	0.2%	0.3%
The Company’s computation of expected volatility for the three-month periods ended April 30, 2007 and 2006 is based on historical volatility of our stock. The Company’s computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk free rate of return for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
Share-Based Compensation Activity
A summary of the LTIP option activity for the three months ended April 30, 2007 is as follows:

	2004 LTIP
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2007	2,010,731	$20.86
Options granted	11,295	25.23
Options exercised	(2,055)	16.52
Options cancelled/forfeited	(5,473)	23.39

Outstanding balance at April 30, 2007	2,014,498	20.89	7.8 years	$7,326

Exercisable balance at April 30, 2007	427,649	$17.65	7.3 years	$2,618

The aggregate intrinsic value for the LTIP is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 1,656,885 options that were in-the-money as of April 30, 2007. The weighted average grant-date fair value of options granted in the three-month periods ended April 30, 2007 and 2006 was $25.23 and $17.63, respectively. During the three-month periods ended April 30, 2007 and 2006, the aggregate intrinsic value of options exercised under the LTIP was $25 and $0, respectively, determined as of the date of option exercise.
The following table summarizes the activity under the LTIP for the nonvested restricted share units for the three months ended April 30, 2007:

	2004 LTIP
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	share	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2007	700,795	$21.22
Units granted	372,923	23.44
Units vested	(251,270)	18.29

Outstanding balance at April 30, 2007	822,448	23.12	3.3 years	$19,303

A summary of the 2000 Stock Option Plan option activity for the three months ended April 30, 2007 is as follows:

	2000 Stock Option Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2007	2,358,245	$6.85
Options exercised	(65,200)	7.11

Outstanding balance at April 30, 2007	2,293,045	6.85	4.7 years	$38,118

Exercisable balance at April 30, 2007	2,120,395	$6.59	4.6 years	$35,792

The aggregate intrinsic value for the 2000 Stock Option Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the 2,293,045 options that were in-the-money as of April 30, 2007. No options were granted in the three-month periods ended April 30, 2007 and 2006. During the three-month periods ended April 30, 2007 and 2006, the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $1,171 and $26,755, respectively, determined as of the date of option exercise.
The following table summarizes the activity under the 2004 Directors Incentive Plan for the nonvested restricted share units or restricted shares for the three months ended April 30, 2007:

	2004 Directors Incentive Plan
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	shares /	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2007	12,800	$26.33

Outstanding balance at April 30, 2007	12,800	26.33	0.1 years	$300

During the three-month periods ended April 30, 2007 and 2006, no restricted shares units vested under the 2004 Directors Incentive Plan.
A summary of the Directors Option Plan option activity for the three months ended April 30, 2007 is as follows:

	Directors Options Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2007	117,000	$9.27
Options exercised	(9,000)	5.47

Outstanding balance at April 30, 2007	108,000	9.59	5.9 years	$1,499

Exercisable balance at April 30, 2007	108,000	$9.59	5.9 years	$1,499

The aggregate intrinsic value for the Directors Option Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 108,000 options that were in-the-money as of April 30, 2007. During the three-month periods ended April 30, 2007 and 2006, the aggregate intrinsic value of options exercised under the Directors Option Plan was $157 and $451, respectively, determined as of the date of option exercise.
As of April 30, 2007, there was approximately $22,784 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.
NOTE 11. Borrowings
On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (Senior Notes) under a note purchase agreement (Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. Proceeds from the issuance of the Senior Notes were used to pay off a $150,000 senior, secured term loan credit facility and a portion of the outstanding bank lines of credit. The Senior Notes mature on July 13, 2011. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including July 13,

2011. The Company’s obligations under the Senior Notes and Note Purchase Agreement are guaranteed by the Company and selected subsidiaries.
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
Overview
UTi Worldwide Inc. and its subsidiaries (which we refer to as the company or UTi) is an international, non-asset-based supply chain services and solutions company that provides airfreight and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services. The company serves its customers through a worldwide network of freight forwarding offices, including exclusive agents, and contract logistics and distribution centers.
The company’s operations are principally managed by geographic region and by services offered. As discussed above in Note 1, during the first quarter of fiscal 2008, we realigned our operations into the following reportable segments: EMENA; Americas Freight Forwarding; Americas Contract Logistics and Distribution; Asia Pacific; Greater China; Africa; Global Specialized Solutions; and Corporate. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. Corporate includes the corporate office, eliminations and other entities. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131), all prior period segment information was reclassified to conform to this new financial reporting presentation.
Our distribution services, which we refer to as Distribution, are primarily offered in North America. These services include truckload and less-than-truckload brokerage, dedicated transportation, and inter-modal solutions through a non-asset business model, which features a network of agents, broker affiliates, owner-operators and a limited number of company-owned assets. Our distribution services also provide customized distribution services for companies operating in specific industries.
During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to our acquisition of Market Industries, Ltd. in March 2006, we changed our disclosure of gross revenues and net revenues by the company’s principal services. As a result, Distribution revenues are now separately reported. In previous periods, Distribution revenues have been combined with Other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our Contract Logistics services have been reclassified to Distribution. There are no changes in Airfreight forwarding, Ocean freight forwarding, and Customs Brokerage revenues.
Our growth in gross revenue and net revenue for the three-month period ended April 30, 2007 (which we refer to as the first quarter of fiscal 2008) compared to the three-month period ended April 30, 2006 (which we refer to as the first quarter of fiscal 2007) resulted primarily from the growth of our existing operations along with growth which we attribute to our acquisitions, partially offset by the impact of unfavorable exchange rates as compared to the U.S. dollar.
A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.
In the first quarter of fiscal 2008, we began to communicate the goals of our new five-year strategic operating plan, which we refer to as “CLIENTasONE”. Under CLIENTasONE, we are undertaking various efforts to attempt to increase the number and size of our clients and our revenue, improve our operational performance, develop and implement new systems and continuously train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage client relationships, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.
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
Acquisitions
Acquisitions affect the comparison of our results between periods prior to when acquisitions are made and to the comparable periods in subsequent years, depending on the date of acquisition (e.g., acquisitions made on February 1, the first day of the first quarter of our fiscal year will only affect a comparison with the prior year’s results and will not affect a comparison to the following year’s results). The results of acquired operations are included in our consolidated financial statements from the dates of their respective acquisitions. We consider the operating results of an acquired company during the first twelve months following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be “organic growth.”
Acquisitions that we made in the first quarter of fiscal 2008, as well as in the period from February 1, 2006 to January 31, 2007, affect the comparison of our operating results between the first quarter of fiscal 2008 versus the comparable prior-year period.
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
On January 25, 2002, we completed the acquisition of SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. We acquired SLi for an initial cash payment of approximately $14.0 million. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. We have satisfied our obligations in relation to each of the fiscal years ended January 31, 2003 through 2006 resulting in additional cash payments of approximately $40.0 million and the issuance of 2,126,901 UTi shares for total consideration of approximately $104.0 million. We made the final payment under this agreement in September of 2006. This payment was comprised of a $6.5 million cash payment and the issuance of 1.5 million shares of common stock valued at $34.9 million. A portion of the consideration due under the earn-out arrangement was linked, in part, to the continuing employment of two of the selling shareholders of SLi and as such, represented a compensatory arrangement in accordance with SFAS No. 141, Business Combinations and Emerging Issues Task Force Issue (EITF) No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, which we refer to as the SLi Share-based Compensation Arrangement. Refer to Note 10, “Share-based Compensation” to the consolidated financial statements.

Effective March 7, 2006, we acquired Portland, Oregon-based Market Industries, Ltd., which we refer to as Market Transport Services, a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in domestic ground transportation, for approximately $197.1 million in cash. The acquisition of Market Transport Services was funded by a combination of our cash reserves and the proceeds of the $150.0 million senior secured six-month term credit facility, which we refer to as the Bridge Facility. On July 13, 2006, we issued $200.0 million of senior unsecured guaranteed notes, which we refer to as the Senior Notes, and utilized $150.0 million of those proceeds to repay the $150.0 million Bridge Facility. Additional information regarding the Senior Notes is discussed in this Item appearing under the caption, “Credit Facilities and Senior Notes.”
We made several smaller acquisitions in fiscal 2007. Effective January 26, 2007, we acquired 100% of the outstanding shares of Cargoforte Sp. Zo.o (which we refer to as Cargoforte), a Polish company involved in freight forwarding and contract logistics for an initial purchase price of approximately $1.0 million in cash. Our acquisition of Cargoforte is subject to a maximum contingent earn-out of $20.0 million, which is offset against the initial purchase price and is to be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve month periods in the period ending January 31, 2011. In addition, effective December 18, 2006, we acquired 100% of the outstanding shares of WEST Pharma Logistics, s.r.o. (which we refer to as West Pharma), a contract logistics company, located in Slovakia, for an initial purchase price of approximately $1.1 million. We also anticipate making two contingent earn-out payments related to our acquisition of West Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.
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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan, anticipated changes in certain tax benefits and the anticipated outcome of litigation and the anticipated closing of various acquisitions expected to be completed by October 31, 2007. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the company’s expectation that its gross and net revenue will increase due to contributions of Span, integration risks associated with acquisitions, the ability to retain customers and management of acquisition targets; a challenging operating environment; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and Europe; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; the success and effects of new strategies; disruptions caused by epidemics, conflicts, wars and terrorism; and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (together with any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results of operations for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2007, which are included in our annual report on Form 10-K for the year ended January 31, 2007, on file with the SEC. Our consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
Segment Operating Results
The company’s operations are principally managed by geographic region and by services offered. As discussed above in Note 1, during the first quarter of fiscal 2008, we realigned our operations into the following reportable segments: EMENA; Americas Freight Forwarding; Americas Contract Logistics and Distribution; Asia Pacific; Greater China; Africa; Global Specialized Solutions; and Corporate. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. Corporate includes the corporate office, eliminations and other entities. In accordance with SFAS No. 131, all prior period segment information was reclassified to conform to this new financial reporting presentation.
During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to our acquisition of Market Industries, Ltd. in March 2006, we changed our disclosure of gross revenues and net revenues by the company’s principal services. As a result, Distribution revenues are now separately reported. In previous periods, Distribution revenues have been combined with Other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our Contract Logistics services have been reclassified to Distribution. There are no changes in Airfreight forwarding, Ocean freight forwarding, and Customs Brokerage revenues.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services (including contract logistics services) are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by segment for the three-months ended April 30, 2007 and 2006, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands).

	Three months ended April 30,
	2007			2006
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
EMENA	$239,506	$75,852	$8,516	$184,093	$54,329	$7,951
Americas Freight Forwarding	134,610	39,526	4,767	113,755	34,682	2,585
Americas Contract Logistics and Distribution	195,930	112,804	9,898	127,060	80,814	6,352
Asia Pacific	107,058	22,012	5,398	101,749	18,880	5,350
Greater China	118,249	18,257	4,345	105,931	16,757	5,374
Africa	132,458	52,676	6,755	121,837	51,782	6,088
Global Specialized Solutions	16,927	14,914	2,248	19,275	14,384	3,307
Corporate	—	—	(10,509)	—	—	(7,025)

Total	$944,738	$336,041	$31,418	$773,700	$271,628	$29,982

	Change to three months ended April 30, 2007
	from three months ended April 30, 2006
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	Revenue	revenue	income
EMENA	$55,413	$21,523	$565	30%	40%	7%
Americas Freight Forwarding	20,855	4,844	2,182	18	14	84
Americas Contract Logistics and Distribution	68,870	31,990	3,546	54	40	56
Asia Pacific	5,309	3,132	48	5	17	1
Greater China	12,318	1,500	(1,029)	12	9	(19)
Africa	10,621	894	667	9	2	11
Global Specialized Solutions	(2,348)	530	(1,059)	(12)	4	(32)
Corporate	—	—	(3,484)	—	—	(50)

Total	$171,038	$64,413	$1,436	22%	24%	5%

All of our segments reported improvements in net revenues for the first quarter of fiscal 2008 when compared to the corresponding prior year period.
Our EMENA region showed improvements in gross and net revenues for the first quarter of fiscal 2008 versus the comparable prior year period primarily due to organic growth in air and ocean freight forwarding and other revenues, which were driven primarily by higher shipment volumes and yields during the first quarter of fiscal 2008 compared to the comparable prior year period and to increases in our contract logistics gross and net revenues during the first quarter of fiscal 2008 compared to the corresponding prior year period. Our acquisitions, primarily Cargoforte in January 2007, also contributed to the increases in our gross and net revenues in EMENA. We estimate that the impact of currency exchange rates on our gross and net revenues for our EMENA region, when reported in U.S. dollars, was favorable by approximately 11% in the first quarter of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year period.
The increases in gross and net revenues in our Americas Freight Forwarding region for the first quarter of fiscal 2008 as compared to the comparable prior year period of fiscal 2007 were due primarily to the organic growth in gross and net revenues in our airfreight and ocean freight services. The increases in both airfreight and ocean freight gross and net revenues were primarily driven by higher shipment volumes during the first quarter of fiscal 2008 compared to the comparable prior year period.
The increases in gross and net revenues in our Americas Contract Logistics and Distribution segment for the first quarter of fiscal 2008 as compared to the comparable prior year period of fiscal 2007 were due primarily to the contributions to gross and net revenues from our acquisitions since March 2006. Additionally, we experienced increased contract logistics gross and net revenues in our Americas region due to increased business from a number of new contracts which resulted in the organic growth.
Gross and net revenues in our Asia Pacific region increased during the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007 primarily due to organic growth in our ocean freight and other services. At the operating income line, our Asia Pacific region continued to be our highest operating profit margin regions, calculated by dividing operating income for the region by net revenues for the region, reporting approximately 25% for the first quarter of fiscal 2008. The higher operating profit margin in this region resulted primarily from having a lower cost structure than our other regions. We estimate that the impact of currency exchange rates on our gross and net revenues for our Asia Pacific region, when reported in U.S. dollars, was favorable by approximately 6% in the first quarter of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year period.
Gross and net revenues in our Greater China region increased during the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007 primarily due to organic growth in all of our services. At the operating income line, our Greater China region is also one of our highest operating profit margin regions, calculated by dividing operating income for the region by net revenues for the region, reporting approximately 24% for the first quarter of fiscal 2008. The higher operating profit margin in this region resulted primarily from having a lower cost structure than our other regions. We estimate that the impact of currency exchange rates on our gross and net revenues for our Greater China region, when reported in U.S. dollars, was favorable by approximately less than 2% in the first quarter of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year period.
The increases in gross and net revenues during the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007 for our Africa region resulted primarily from organic growth in our air and ocean freight forwarding due to increased levels of business, especially exports out of South Africa, and to a lesser degree to our contract logistics and other services. We estimate that the impact of unfavorable currency exchange rates on our gross and net revenues for our Africa region, when reported in U.S. dollars, was approximately 18% in the first quarter of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year period.
The decrease in gross revenues during the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007 for our Global Specialized Solutions segment resulted primarily from our International Healthcare Distributors (Pty.) Limited operations, located in South Africa, which we refer to as IHD. Net revenues for all services in our Global Specialized Solutions segment increased during the first quarter of fiscal 2008 when compared to the prior year period primarily as a result of organic growth. We estimate that the impact of unfavorable currency exchange rates on our gross and net revenues for our South African operations, when reported in U.S. dollars, was approximately 18% in the first quarter of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year period.
Because of the integrated nature of our business, with global customers being served by more than one of our geographic regions and with at least two regions often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by geographic regions.
By service line, our total increase of $171.0 million, or 22%, in gross revenue in the first quarter of fiscal 2008 over the first quarter of fiscal 2007 was due to increases in distribution of $41.0, airfreight forwarding of $36.6 million, other revenue of $33.2 million, contract logistics of $32.3 million, ocean freight forwarding of $25.8 million and customs brokerage of $2.1 million.
We estimate that organic growth accounted for approximately $100.0 million of the aggregate increases in gross revenue for the first quarter of fiscal 2008 versus the comparable prior year period, respectively, while the balance of the growth for both periods was comprised primarily of the impact of acquisitions and the impact of favorable currency exchange rates when reported in U.S. dollars when compared to the currency exchange rates in effect in the corresponding prior year periods.
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

The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended
	April 30,
	2007	2006
Net revenues:
Airfreight forwarding	25%	27%
Ocean freight forwarding	11	12
Customs brokerage	6	7
Contract logistics	36	34
Distribution	11	11
Other	11	9

Total net revenues	100	100

Staff costs	55	54
Depreciation and amortization	3	3
Amortization of intangible assets	1	1
Other operating expenses	32	31

Operating income	9	11
Interest income	1	1
Interest expense	(2)	(2)
Losses on foreign exchange	*	*

Pretax income	8	10
Provision for income taxes	2	3
Minority interests	*	*

Net income	5%	7%

*	Less than one percent.
Three months ended April 30, 2007 compared to three months ended April 30, 2006
Net revenue increased $64.4 million, or 24%, to $336.0 million for the first quarter of fiscal 2008 compared to $271.6 million for the first quarter of fiscal 2007. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling approximately $41.5 million, contributions of approximately $26.9 million from our acquisitions made since March 2006 and later, partially offset by the impact of generally unfavorable currency exchange rates estimated to be approximately $4.0 million when reported in U.S. dollars during the first quarter of fiscal 2008 when compared to the currency exchange rates in effect in the first quarter of fiscal 2007.
Airfreight forwarding net revenue increased $10.3 million, or 14%, to $85.2 million for the first quarter of fiscal 2008 compared to $74.9 million for the corresponding prior year period. This increase primarily resulted from organic growth in our Africa, EMENA and Americas Freight Forwarding regions due to higher airfreight shipment volumes in these regions, which resulted in higher airfreight forwarding net revenue during the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007. We also experienced increases in airfreight yields in our EMENA and Asia Pacific regions in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, which contributed to our overall increase in airfreight forwarding net revenues.
Ocean freight forwarding net revenue increased $5.5 million, or 17%, to $37.0 million for the first quarter of fiscal 2008 compared to $31.5 million for the first quarter of fiscal 2007. This increase was due primarily to organic growth in all of our regions which provides ocean freight forwarding services, which growth was particularly noticeable in the EMENA region. This increase was generally a result of higher ocean freight shipment volumes during the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007. We also experienced increases in ocean freight yields in our EMENA region in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, which contributed to our overall increase in ocean freight forwarding net revenues.
Customs brokerage net revenue increased $2.0 million, or 10%, to $21.2 million for the first quarter of fiscal 2008 compared to $19.2 million for the corresponding prior year period. Customs brokerage net revenue increased in the first quarter of fiscal 2008 when compared to the first quarter of fiscal 2007 primarily due to organic growth in our Africa and Americas Freight Forwarding regions, partially offset by the impact of unfavorable currency exchange rates, with regard to our African regions, when reported in U.S. dollars in the first quarter of fiscal 2008 when compared to the currency exchange rates in effect in the first quarter of 2007.
Contract logistics net revenue increased $28.6 million, or 31%, to $121.7 million for the first quarter of fiscal 2008 compared to $93.1 million for the first quarter of fiscal 2007. This increase resulted primarily from organic growth in the Americas Contract Logistics and Distribution segment and to a lesser degree, to the contributions of our acquisitions in the Americas Contract Logistics and Distribution segment which were made in March 2006 and later. These increases were partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in the first quarter of fiscal 2008 when compared to the currency exchange rates in effect in the first quarter of fiscal 2007.
Distribution net revenue increased $6.5 million, or 22%, to $35.5 million for the first quarter of fiscal 2008 compared to $29.0 million for the first quarter of fiscal 2007. This increase was primarily in our Americas region due to the impact of our acquisition made in the first quarter of fiscal 2007 and to a lesser degree, to the organic growth in our Global Specialized Solutions segment. These increases were partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in the first quarter of fiscal 2008 when compared to the currency exchange rates in effect in the first quarter of fiscal 2007.
Other net revenue, which includes revenue from our other supply chain management services including transportation management, increased $11.5 million, or 48%, to $35.4 million for the first quarter of fiscal 2008 compared to $23.9 million for the first quarter of fiscal 2007. This increase resulted primarily from organic growth in the Africa and EMENA regions. Additionally, the increase is attributable to the impact of our acquisitions in the Americas Contract Logistics and Distribution segment and to a lesser degree, to the impact of our acquisition in our EMENA region, made in the first quarter of fiscal 2007 and later.
Staff costs increased $36.8 million, or 25%, to $184.7 million for the first quarter of fiscal 2008 from $147.9 million for the corresponding prior year period. The increase is primarily due to increased resources to accommodate the increase in business activity, particularly in our EMENA and Americas Contract Logistics and Distribution segments and to the addition of personnel in connection with our acquisitions which we estimated were responsible for nearly one-third of the total increase. Staff costs in our contract logistics service line tend to be variable as we must staff to meet demand as our business activities in this service line increase. In the first quarter of fiscal 2007, $2.9 million was recorded as a credit or reduction to staff costs related to the SLi Share-based Compensation Arrangement. The arrangement was classified as a liability and decreases in the market price of our ordinary shares generally reduce the amount of compensation expense we record. See Note 10 to consolidated financial statements. No Staff Cost was recognized in the first quarter of fiscal 2008 for the SLi Share-based Compensation Arrangement. Total staff costs expressed as a percentage of net revenues increased to 55% in the first quarter of fiscal 2008 from 54% in the first quarter of fiscal 2007.
Depreciation and amortization expense increased by $2.0 million, or 26%, to $9.4 million for the first quarter of fiscal 2008 over the first quarter of fiscal 2007 primarily to increases in capital spending for computer equipment and fixtures and fittings during the first quarter of fiscal 2008 as well as the last three quarters of fiscal 2007, along with the impact of our acquisitions made since March 2006. When expressed as a percentage of net revenue, depreciation and amortization expense remained at 3% of net revenue in the first quarters of fiscal 2008 and 2007.
Other operating expenses increased by $24.0 million, or 28%, to $108.5 million in the first quarter of fiscal 2008 compared to $84.5 million for the first quarter of fiscal 2007. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and from the additional operating costs incurred by our acquisitions since March 2006. We estimate that approximately $11.3 million of the increase was due to the impact of these acquisitions. Included in other operating expenses for the first quarter of fiscal 2008 are facilities and communications costs of $36.5 million compared to $28.7 million of such costs for the first quarter of fiscal 2007, representing an increase of 27%. Facilities and communications costs increased primarily as a result of the addition of new locations, including locations acquired with our acquisitions, in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first quarter of fiscal 2008, selling, general and administrative costs increased 29% to $72.0 million compared to $55.8 million for the first quarter of fiscal 2007. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, and, to a lesser degree, the impact of our acquisitions made since March 2006. When expressed as a percentage of net revenue, other operating expenses increased to 32% for the first quarter of fiscal 2008 from 31% for the first quarter of fiscal 2007.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Both interest income and interest expense increased in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 by $0.4 million, or 24%, and $1.6 million, or 35%, respectively. Our interest expense increased primarily due to the interest expense associated with the addition of a $200.0 million Senior Notes issued on July 13, 2006. Additional information regarding the Senior Notes are discussed in this item under “Credit Facilities and Senior Notes”.
Our effective income tax rate of 30% in the first quarter of fiscal 2008 was higher than the effective income tax rate of 26% in the corresponding prior year period primarily due to the SLi Share-based Compensation Arrangement. As previously discussed, the company recorded a credit of $2.9 million related to the SLi Share-based Compensation Arrangement to pretax income in the first quarter of fiscal 2007, with no associated tax impact. No such benefit was recorded in the first quarter of fiscal 2008. As such, our effective tax rate in the first quarter of fiscal 2007 was lower compared to the first quarter of fiscal 2008 due to the impact of the SLi Share-based Compensation Arrangement. Additionally, our overall effective income tax rate is impacted by the geographic composition of our worldwide earnings and in the first quarter of fiscal 2008, we had a higher proportion of taxable income generated in jurisdictions with higher tax rates than in the first quarter of fiscal 2007.
Net income decreased by $1.2 million, or 6%, to $18.1 million in the first quarter of fiscal 2008 as compared to the corresponding prior year period. As previously discussed, the company recorded a credit of $2.9 million related to the SLi Share-based Compensation Arrangement to pretax income in the first quarter of fiscal 2007. No such credit was recognized in the first quarter of fiscal 2008.
Liquidity and Capital Resources
As of April 30, 2007, our cash and cash equivalents totaled $224.6 million, representing a decrease of $53.8 million from January 31, 2007, as a result of using a net amount of $59.1 million of cash in our operating, investing and financing activities and a positive impact of $5.3 million related to the effect of foreign exchange rate changes on our cash balances.
During the first quarter of fiscal 2008, we used approximately $36.4 million in net cash from operating activities. This resulted from net income of $18.1 million plus depreciation and amortization of intangible assets totaling $11.4 million, plus an increase in other current liabilities of $7.0 million which was offset by an increase in trade receivables and other current assets of $48.0 million, a decrease in trade payables of $24.1 million and other items totaling $0.8 million.
During the first quarter of fiscal 2008, cash used for capital expenditures was approximately $6.1 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations for the remainder of fiscal 2008. During the first quarter of fiscal 2008, we used an aggregate of $3.7 million of cash for contingent earn-out payments.
We have a number of other potential earn-out payments related to certain acquisitions. In addition to the initial acquisition payment for Span, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million, based on the future performance of Span for the twelve-month period ending January 31, 2008. There is a remaining contingent earn-out payment related to our acquisition of ET Logistics that will be calculated based on the future performance of the acquired operation for the fiscal year ending January 31, 2008. The maximum amount due to the selling shareholders of ET Logistics, in aggregate, is 1.5 million euros (equivalent to approximately $2.0 million as of April 30, 2007). Our remaining earn-out payments relating to the acquisition of Perfect Logistics will be based on the acquired operation’s future earnings over each of the next two twelve-month periods in the period ending May 31, 2009 and which are subject to a cumulative maximum U.S. dollar equivalent of approximately $4.6 million as of April 30, 2007. We anticipate making three remaining contingent earn-out payments subject to a maximum of $6.3 million related to our acquisition of Concentrek, which are to be calculated based on a multiple of Concentrek’s future earnings for each of the three twelve-month periods in the period ending January 31, 2010. We also anticipate making three remaining contingent earn-out payments related to our acquisition of Logica which are to be calculated based on a multiple of the acquired operation’s future earnings for each of the three twelve-month periods in the period ending January 31, 2010 and which are subject to a maximum of 10.0 million euros (equivalent to approximately $13.7 million as of April 30, 2007) which is offset against the initial purchase price. We anticipate making four contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $20.0 million, which is offset against the initial purchase price of $1.0 million and are to be calculated based on a multiple of the acquired operations future earnings for each of the four twelve month periods in the period ending January 31, 2011. We anticipate making two contingent earn-out payments related to our acquisition of West Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012. We anticipate that such earn-out payments will generally be funded from a combination of our current cash balances and cash generated from future operations.
We have signed acquisition agreements with various companies as of May 30, 2007 and expect these acquisitions to be completed by October 31, 2007. In connection with the closings of these acquisitions (which closings are subject to customary conditions), we anticipate using up to approximately $45.0 million. We anticipate the acquisitions will be funded from our current cash balances.
Our financing activities during the first quarter of fiscal 2008 used $12.3 million of cash, primarily due to the repayment of $15.7 million in aggregate for bank lines of credit, short-term borrowings, long-term borrowings and capital lease obligations. In May 2007, we used approximately $5.9 million of cash for the payment of dividends on our ordinary shares as declared by our board of directors on March 29, 2007.
Credit Facilities and Senior Notes
We have various credit and guarantee facilities established in countries, including a global credit facility (refer to the discussion below), where such facilities are required for our business. At April 30, 2007, these facilities totaled approximately $326.8 million. Our borrowing capacities totaled approximately $203.8 million at April 30, 2007. Our outstanding borrowings totaled $68.2 million at April 30, 2007 and we had approximately $135.6 million of available, unused borrowing capacity. Certain credit facilities have financial and other covenants, with which the company was in compliance as of April 30, 2007. At April 30, 2007, our guarantee facilities, which are a necessary part of our business, totaled approximately $123.0 million.
On July 13, 2006, the company and certain of its subsidiaries entered into a $250.0 million facility agreement, which we refer to as the Facility Agreement, with the various financial institutions which are party thereto. The Facility Agreement provides for an aggregate availability of up to $250.0 million of borrowings, guarantees and letters of credit and replaced substantially all of our other existing working capital credit facilities. The

Facility Agreement matures on July 13, 2009 and contains customary financial and other covenants. The obligations under the Facility Agreement are guaranteed by certain of our selected subsidiaries.
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
In addition to the credit and guarantee facilities provided under the Facility Agreement we utilize a number of other financial institutions in certain countries not covered by the Facility Agreement to provide us with working capital to operate in these countries. Consequently, the use of a particular credit or guarantee facility (other than credit and guarantee facilities provided under the Facility Agreement) is normally restricted to the country in which it originated and a particular credit or guarantee facility may restrict distributions by the subsidiary operating in the country. The interest rates on these facilities vary and ranged from 0.9% to 9.8% at April 30, 2007. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit and guarantee facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that are extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements.
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
The Senior Notes and Facility Agreement require us to comply with certain financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated EBITDA and minimum interest charge coverage requirements, among others. Should we fail to comply with these covenants, all or a portion of the indebtedness under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided thereunder would no longer be available. The purchasers under the Note Purchase Agreement could require the Company to make an offer to prepay the principal and accrued interest of all, but not less than all, the Senior Notes held by each holder of Senior Notes, and the lenders under the Facility Agreement could cancel commitments and repay the outstanding amount under the Facility Agreement, if a change of control in the company occurs. At April 30, 2007, we were in compliance with all such covenants.
In 2004, we filed a prospectus as part of a registration statement on Form S-3 with the SEC, using a “shelf” registration process. Under this shelf process, we may sell from time to time any combination of the securities in one or more offerings up to an aggregate dollar amount of proceeds of $250.0 million. The securities described in the prospectus include, ordinary shares, class A preferred stock, class B preferred stock, debt securities, warrants to purchase ordinary shares, warrants to purchase class A preferred stock and warrants to purchase class B preferred stock. Each time we sell securities under the “shelf”, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential business acquisitions, including potential earn-out payments related to acquisitions. As of April 30, 2007, no securities have been issued under the “shelf”.
Contractual Obligations
Upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN No. 48), during the first quarter ended April 30, 2007, the company recognized gross unrecognized tax benefits for uncertain tax positions of $4.0 million, which is expected to be recognized within one to three years. Other than the impact of the adoption of FIN No. 48, there have been no other significant changes in our contractual obligations from January 31, 2007 to April 30, 2007.
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
In July 2006, the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. In addition, FIN No. 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. FIN No. 48 was effective for the company as of February 1, 2007. As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $4.0 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2.1 million, which was included as a reduction to the beginning balance of retained earnings on the balance sheet. The company includes interest and penalties on tax uncertainties interest expense and other operating expenses, respectively. The total amount of interest and penalties accrued as of adoption was $551,000.
Other than the adoption of FIN No. 48, there have been no significant changes in the company’s critical accounting policies, which are described below, during the first quarter of fiscal 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Exchange Risk
The nature of our operations necessitates dealing in many foreign currencies. Our results are subject to fluctuations due to changes in exchange rates. We attempt to limit our exposure to changing foreign exchange rates through both operational and financial market actions. We provide services to customers in locations throughout the world and, as a result, operate with many currencies including the key currencies of North America, South America, Africa, Asia Pacific and Europe.
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
As of April 30, 2007, there had been no material changes to our exposure to market risks since January 31, 2007, as described in our annual report on Form 10-K for the fiscal year ended January 31, 2007 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the fiscal year ended January 31, 2007.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As of April 30, 2007, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rules 13a – 15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report at providing reasonable assurance that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act.
Changes in Internal Control over Financial Reporting
No change in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the first fiscal quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. We are not aware of any material legal proceedings instituted against us during the first quarter of fiscal 2008 or of any material developments in any of the legal proceedings previously disclosed under Part I. Item 3. “Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended January 31, 2007 or our subsequent reports and filings, on file with the SEC.
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2007 or our subsequent reports and filings, on file with the SEC. The disclosures in our annual report and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.
Item 5. Other Information
On April 12, 2007, our Board of Directors approved the Executive Annual Cash Bonus Plan (the Plan) for our senior executive officers. The Plan replaced the Amended and Restated Senior Leadership Team Annual Cash Bonus Plan. The Plan allows the Compensation Committee of our Board of Directors (Compensation Committee) to award annual cash bonuses to our senior executives. Cash bonuses under the plan are based on a number of objectives and criteria established by the Compensation Committee, which objectives include, but are not limited to: (a) the development, implementation and leading of long-term strategic initiatives; (b) achievement of company-wide, regional or local financial targets; (c) ensuring operational excellence within and across the company’s core services; (d) providing leadership and creating an environment that fosters passion, teamwork and agility within the organization; (e) building and sustaining long-term customer relationships; (f) leading and supporting enterprise initiatives; and (g) such other performance objectives as are ultimately agreed to by the Compensation Committee. A copy of the plan is attached to this report as Exhibit 10.1 and is incorporated herein by reference.
Pursuant to the terms of the Plan, in April 2007, the Compensation Committee established the criteria for awarding annual cash bonuses to our senior executive officers for fiscal 2008. Additional details may be found in the section entitled “Compensation of Executive Officers—Compensation Discussion & Analysis” set forth in our Proxy Statement filed on May 14, 2007, which section is incorporated herein by reference.
Item 6. Exhibits

Exhibit	Description

10.1+	Executive Annual Cash Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: June 11, 2007	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer and Director

Date: June 11, 2007	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

10.1+	Executive Annual Cash Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.