Form 10-Q
period 2007-07-31
UTi WORLDWIDE INC
filed 2007-09-10
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2007
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
000-31869
(Commission File Number)
UTi Worldwide Inc.
(Exact name of Registrant as Specified in its Charter)

British Virgin Islands (State or Other Jurisdiction of Incorporation or Organization)	N/A (IRS Employer Identification Number)

9 Columbus Centre, Pelican Drive Road Town, Tortola British Virgin Islands	c/o UTi, Services, Inc. 100 Oceangate, Suite 1500 Long Beach, CA 90802 USA
(Addresses of Principal Executive Offices)
562.552.9400
(Registrant’s Telephone Number, Including Area Code)
N/A
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
Yes ☐       No ☑
At August 31, 2007, the number of shares outstanding of the issuer’s ordinary shares was 99,191,231.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended July 31, 2007

- i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Income Statements
For the three and six months ended July 31, 2007 and 2006
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Unaudited)
Gross revenue	$1,045,601	$890,073	$1,990,339	$1,663,773
Freight consolidation costs	678,753	584,662	1,287,450	1,086,734

Net revenue	366,848	305,411	702,889	577,039
Staff costs	195,916	150,346	380,633	298,229
Depreciation and amortization	9,850	7,785	19,237	15,221
Amortization of intangible assets	2,053	2,192	4,038	4,043
Other operating expenses	115,716	94,590	224,250	179,066

Operating income	43,313	50,498	74,731	80,480
Interest income	2,743	2,174	4,949	3,955
Interest expense	(6,481)	(5,860)	(12,778)	(10,508)
Losses on foreign exchange	(166)	(253)	(534)	(68)

Pretax income	39,409	46,559	66,368	73,859
Provision for income taxes	10,921	10,602	18,888	17,696

Income before minority interests	28,488	35,957	47,480	56,163
Minority interests	(821)	(1,453)	(1,693)	(2,335)

Net income	$27,667	$34,504	$45,787	$53,828

Basic earnings per share	$0.28	$0.36	$0.46	$0.56
Diluted earnings per share	$0.28	$0.35	$0.46	$0.54

Number of weighted average shares used for per share calculations:
Basic shares	99,065,970	96,300,764	98,885,454	95,897,315
Diluted shares	100,315,526	99,817,022	100,261,800	99,397,847
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
As of July 31, 2007 and January 31, 2007
(in thousands, except share amounts)

	July 31,	January 31,
	2007	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$273,244	$278,408
Trade receivables (net of allowance for doubtful receivables of $15,085 and $14,719 as of July 31, 2007 and January 31, 2007, respectively)	763,316	662,804
Deferred income tax assets	13,673	10,889
Other current assets	65,450	57,563

Total current assets	1,115,683	1,009,664
Property, plant and equipment (net of accumulated depreciation of $127,988 and $111,051 as of July 31, 2007 and January 31, 2007, respectively)	134,123	127,990
Goodwill	442,183	426,516
Other intangible assets, net	61,713	64,368
Investments	3,605	3,096
Deferred income tax assets	11,244	12,725
Other non-current assets	19,266	15,511

Total assets	$1,787,817	$1,659,870

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$74,383	$79,057
Short-term borrowings	1,277	2,808
Current portion of capital lease obligations	15,861	13,550
Trade payables and other accrued liabilities	660,208	603,575
Income taxes payable	21,355	15,333
Deferred income tax liabilities	3,059	3,954

Total current liabilities	776,143	718,277

Long-term borrowings	211,086	211,458
Capital lease obligations	22,502	24,099
Deferred income tax liabilities	31,981	30,291
Retirement fund obligations	7,556	7,549
Other	14,178	12,078
Minority interests	17,706	18,844

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 99,191,231 and 98,633,178 shares issued and outstanding as of July 31, 2007 and January 31, 2007, respectively	427,775	419,111
Retained earnings	303,778	266,136
Accumulated other comprehensive loss	(24,888)	(47,973)

Total shareholders’ equity	706,665	637,274

Total liabilities and shareholders’ equity	$1,787,817	$1,659,870

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the six months ended July 31, 2007 and 2006
(in thousands)

	Six months ended
	July 31,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$45,787	$53,828
Adjustments to reconcile net income to net cash used in operations:
Share-based compensation costs/(benefits), net	1,304	(8,667)
Depreciation and amortization	19,237	15,221
Amortization of intangible assets	4,038	4,043
Deferred income taxes	(1,857)	(890)
Tax benefit relating to exercise of stock options	296	800
Excess tax benefits from share-based compensation	(243)	(717)
Loss/(gain) on disposal of property, plant and equipment	6	(205)
Minority interest and other	(20)	2,424
Changes in operating assets and liabilities:
Increase in trade receivables	(80,243)	(105,237)
Increase in other current assets	(5,435)	(4,883)
Increase in trade payables	24,933	25,254
Increase in accrued liabilities and other current liabilities	15,918	26,544

Net provided by in operating activities	23,721	7,515

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,164)	(10,881)
Proceeds from disposal of property, plant and equipment	971	1,151
Decrease/(increase) in other non-current assets	85	(5,948)
Acquisitions and contingent earn-out payments	(4,256)	(199,284)
Other	(501)	(1,165)

Net cash used in investing activities	(17,865)	(216,127)

FINANCING ACTIVITIES:
Decrease in borrowings under bank lines of credit	(3,166)	(26,661)
Decrease in short-term borrowings	(1,623)	(1,148)
Proceeds from issuing of long-term borrowings	—	199,325
Repayment of long-term borrowings	(419)	(1,887)
Repayments of capital lease obligations	(9,427)	(4,260)
Net proceeds from the issuance of ordinary shares	7,093	7,548
Excess tax benefits from share-based compensation	243	717
Dividends paid	(5,925)	(5,775)

Net cash (used in)/provided by financing activities	(13,224)	167,859

Effect of foreign exchange rate changes on cash and cash equivalents	2,204	(10,229)

Net decrease in cash and cash equivalents	(5,164)	(50,982)
Cash and cash equivalents at beginning of period	278,408	246,510

Cash and cash equivalents at end of period	$273,244	$195,528

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and six months ended July 31, 2007 and 2006 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008 or any other future periods.
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
The Company includes interest and penalties on tax uncertainties in interest expense and other operating expenses, respectively. The total amount of interest and penalties accrued as of adoption was $551. The Company does not expect the change related to unrecognized tax benefits will have a significant impact on the results of operations or financial position in the next 12 months.
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

EMENA
The EMENA segment includes airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics, distribution and other services located in Europe, the Middle East and Northern Africa. The EMENA segment is comprised of the same operations as the former Europe segment. Only the name of the segment has been updated.
Americas Freight Forwarding
The Americas Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, and customs brokerage services located in North and South America. The Americas Freight Forwarding and Americas Contract Logistics and Distribution segments were combined in the Americas geographic segment in prior periods.
Americas Contract Logistics and Distribution
The Americas Contract Logistics and Distribution segment includes contract logistics, distribution and other services located in North America. The Americas Contract Logistics and Distribution and Americas Freight Forwarding segments were combined in the Americas geographic segment in prior periods.
Asia Pacific
The Asia Pacific segment includes airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics, distribution and other services located in the Asia Pacific segment, not including those services located in the Greater China segment. This segment was combined with the Greater China segment in prior periods.
Greater China
The Greater China segment includes airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics, distribution and other services located in Greater China. This segment was combined with the Asia Pacific segment in prior periods.
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
Corporate
Corporate includes corporate office, eliminations, and other entities. There were no changes to the Corporate segment.
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
During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to the acquisition of Market Industries, Ltd. in March 2006, the Company changed its disclosure of gross revenues and net revenues by its principal services. As a result, distribution revenues are now separately reported. In previous periods, distribution revenues had been combined with other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our contract logistics services have been reclassified to distribution. There are no changes in airfreight forwarding, ocean freight forwarding, and customs brokerage revenues.
See Note 5 for additional information regarding the reorganization of the Company’s reportable segments.
Acquisition
Subsequent to July 31, 2007, the Company acquired the remaining outstanding shares of its South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries Co-ordinated Materials Handling (Pty) Ltd. and UTi CMH Sub Assembly (Pty) Ltd., of which it had already owned 50%, for a total consideration of approximately $12,790.
In addition, subsequent to July 31, 2007, the Company acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary) Limited and its subsidiaries (collectively CSC) for an initial cash payment of approximately $11,000. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. In addition to the initial payment and subject to certain regulations coming into effect, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8,000, based on a recalculation of CSC’s earnings from September 1, 2006 through the effective date of the acquisition. There is a limitation of between three to five years within which these regulations need to come into effect.
NOTE 2. Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. SFAS No. 157 is effective for the Company for fiscal years beginning February 1, 2008, and interim periods within those fiscal years. The Company is currently assessing the effect SFAS No. 157 may have on its consolidated results of operations and financial position.
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
In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF No. 06-11). EITF No. 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in common stock. The amount recognized in common stock should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF No. 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning on February 1, 2008. The Company does not expect the adoption of EITF No. 06-11 to have a significant effect on its consolidated result of operations or financial position.
NOTE 3. Earnings per Share

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$27,667	$34,504	$45,787	$53,828
Weighted average number of ordinary shares	99,065,970	96,300,764	98,885,454	95,897,315

Basic earnings per share	$0.28	$0.36	$0.46	$0.56

Diluted earnings per share:
Net income	$27,667	$34,504	$45,787	$53,828
Weighted average number of ordinary shares	99,065,970	96,300,764	98,885,454	95,897,315
Incremental shares required for diluted earnings per share related to stock options	1,249,556	3,516,258	1,376,346	3,500,532

Diluted weighted average number of ordinary shares	100,315,526	99,817,022	100,261,800	99,397,847

Diluted earnings per share	$0.28	$0.35	$0.46	$0.54

Cash dividends declared per share	$—	$—	$0.06	$0.06

There were options to purchase 282,877 of ordinary shares outstanding for the three- and six-month periods ended July 31, 2007, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive. There were 278,170 and 28,074 such anti-dilutive options outstanding for the three- and six-month periods ended July 31, 2006, respectively.

NOTE 4. Other Comprehensive Income

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Net income	$27,667	$34,504	$45,787	$53,828
Other comprehensive loss, net of tax:
Foreign exchange translation adjustments	6,832	16,175	23,017	(5,169)
Amortization of unrecognized net pension loss	—	—	68	—

Comprehensive income	$34,499	$50,679	$68,872	$48,659

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

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended July 31, 2007
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total
Gross revenue	$260,500	$151,032	$208,026	$119,349	$145,471	$142,660	$18,563	$—	$1,045,601

Net revenue	$83,605	$43,427	$120,166	$24,231	$20,596	$58,247	$16,576	$—	$366,848
Staff costs	44,697	24,282	68,089	11,230	7,693	26,577	7,830	5,518	195,916
Depreciation and amortization	1,967	601	3,279	547	597	1,962	411	486	9,850
Amortization of intangible assets	—	—	1,783	—	113	—	157	—	2,053
Other operating expenses	25,313	12,147	36,071	5,450	5,854	20,261	6,127	4,493	115,716

Operating income/(loss)	$11,628	$6,397	$10,944	$7,004	$6,339	$9,447	$2,051	$(10,497)	43,313

Interest income									2,743
Interest expense									(6,481)
Losses on foreign exchange									(166)

Pretax income									39,409
Provision for income taxes									10,921

Income before minority Interests									$28,488

Capital expenditures	$2,839	$1,613	$3,104	$799	$455	$2,999	$296	$1,367	$13,472

Segment assets at quarter-end	$350,672	$198,591	$499,979	$150,096	$135,359	$304,595	$107,166	$41,359	$1,787,817

	Three months ended July 31, 2006
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total
Gross revenue	$215,863	$124,517	$175,462	$106,370	$123,579	$130,195	$14,087	$—	$890,073

Net revenue	$63,942	$38,587	$95,025	$19,806	$18,897	$53,717	$15,437	$—	$305,411
Staff costs	24,430	23,190	53,740	9,934	6,527	23,295	6,179	3,051	150,346
Depreciation and amortization	1,611	537	2,185	418	440	1,794	289	511	7,785
Amortization of intangible assets	—	—	1,915	—	114	—	163	—	2,192
Other operating expenses	17,829	9,987	28,961	4,745	4,975	18,946	5,094	4,053	94,590

Operating income/(loss)	$20,072	$4,873	$8,224	$4,709	$6,841	$9,682	$3,712	$(7,615)	50,498

Interest income									2,174
Interest expense									(5,860)
Losses on foreign exchange									(253)

Pretax income									46,559
Provision for income taxes									10,602

Income before minority interests									$35,957

Capital expenditures	$2,036	$3,498	$590	$1,038	$522	$2,910	$548	$13	$11,155

Segment assets at quarter-end	$274,200	$183,604	$437,456	$131,287	$122,726	$269,707	$94,952	$14,547	$1,528,479

	Six months ended July 31, 2007
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total
Gross revenue	$500,006	$285,642	$403,956	$226,407	$263,720	$275,118	$35,490	$—	$1,990,339

Net revenue	$159,457	$82,953	$232,970	$46,243	$38,853	$110,923	$31,490	$—	$702,889
Staff costs	88,122	47,343	130,450	22,098	15,053	51,590	14,798	11,179	380,633
Depreciation and amortization	3,884	1,201	6,474	1,061	1,202	3,711	798	906	19,237
Amortization of intangible assets	—	—	3,502	—	224	—	312	—	4,038
Other operating expenses	47,307	23,245	71,702	10,682	11,690	39,420	11,283	8,921	224,250

Operating income/(loss)	$20,144	$11,164	$20,842	$12,402	$10,684	$16,202	$4,299	$(21,006)	74,731

Interest income									4,949
Interest expense									(12,778)
Losses on foreign exchange									(534)

Pretax income									66,368
Provision for income taxes									18,888

Income before minority interests									$47,480

Capital expenditures	$5,084	$3,565	$3,984	$1,927	$1,116	$5,604	$743	$1,369	$23,392

Segment assets at quarter-end	$350,672	$198,591	$499,979	$150,096	$135,359	$304,595	$107,166	$41,359	$1,787,817

	Six months ended July 31, 2006
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total
Gross revenue	$399,956	$238,272	$302,522	$208,119	$229,510	$252,032	$33,362	$—	$1,663,773

Net revenue	$118,271	$73,269	$175,839	$38,686	$35,654	$105,499	$29,821	$—	$577,039
Staff costs	53,293	44,966	102,410	18,670	12,723	47,513	12,079	6,575	298,229
Depreciation and amortization	3,019	1,075	4,252	835	858	3,532	635	1,015	15,221
Amortization of intangible assets	—	—	3,468	—	229	—	346	—	4,043
Other operating expenses	33,936	19,770	51,133	9,122	9,629	38,684	9,742	7,050	179,066

Operating income/(loss)	$28,023	$7,458	$14,576	$10,059	$12,215	$15,770	$7,019	$(14,640)	80,480

Interest income									3,955
Interest expense									(10,508)
Losses on foreign exchange									(68)

Pretax income									73,859
Provision for income taxes									17,696

Income before minority interests									$56,163

Capital expenditures	$5,210	$6,177	$957	$1,578	$1,196	$4,912	$998	$15	$21,043

Segment assets at quarter-end	$274,200	$183,604	$437,456	$131,287	$122,726	$269,707	$94,952	$14,547	$1,528,479

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Gross revenues:
Airfreight forwarding	$388,107	$341,532	$732,253	$649,102
Ocean freight forwarding	265,124	234,216	497,414	440,749
Customs brokerage	24,007	22,019	45,890	41,824
Contract logistics	160,382	114,684	301,897	223,845
Distribution	124,637	124,554	243,486	202,350
Other	83,344	53,068	169,399	105,903

Total	$1,045,601	$890,073	$1,990,339	$1,663,773

Net revenues:
Airfreight forwarding	$94,014	$81,485	$179,260	$156,374
Ocean freight forwarding	42,775	36,281	79,750	67,810
Customs brokerage	23,239	21,636	44,397	40,795
Contract logistics	137,738	101,499	259,480	194,593
Distribution	35,088	40,952	70,601	69,970
Other	33,994	23,558	69,401	47,497

Total	$366,848	$305,411	$702,889	$577,039

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the six months ended
July 31, 2007 are as follows:

			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Total
Balance as of February 1, 2007	$41,999	$19,275	$221,510	$33,441	$42,473	$19,179	$48,639	$426,516
Acquisitions and contingent earn-out payments	658	264	(69)	479	453	263	—	2,048
Foreign currency translation and other adjustments	4,616	2,284	5,814	3,911	3,263	2,273	(8,542)	13,619

Balance as of July 31, 2007	$47,273	$21,823	$227,255	$37,831	$46,189	$21,715	$40,097	$442,183

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the required annual impairment test during the current quarter. No impairment was required based on the results of the annual goodwill impairment test.

The amortizable intangible assets as of July 31, 2007 and January 31, 2007 relate primarily to the estimated fair value of the customer contracts and relationships acquired in respect of certain acquisitions. The carrying values of amortizable intangible assets as of July 31, 2007 and January 31, 2007 are as follows:

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of July 31, 2007:
Customer contracts and relationships	$69,538	$(16,983)	$52,555
Non-compete agreements	3,052	(2,264)	788
Other	1,370	(614)	756

Total	$73,960	$(19,861)	$54,099

As of January 31, 2007:
Client contracts and relationships	$68,904	$(13,006)	$55,898
Non-compete agreements	2,725	(2,343)	382
Other	1,370	(476)	894

Total	$72,999	(15,825)	57,174

Amortization expense totaled $2,053 and $4,038 for the three and six months ended July 31, 2007, respectively, and $2,192 and $4,043 for the three and six months ended July 31, 2006, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31.

2008	$8,091
2009	7,989
2010	7,345
2011	7,113
2012	6,191
In addition to the amortizable intangible assets, the Company also had $7,614 and $7,194 of intangible assets not subject to amortization as of July 31, 2007 and January 31, 2007, respectively, related to trademarks acquired primarily with International Healthcare Distributors (Pty.) Limited.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Six months ended
	July 31,
	2007	2006
Net cash paid for:
Interest	$12,992	$6,022
Income taxes	18,744	18,859
Non-cash activities:
Capital lease obligations incurred to acquire assets	9,228	10,162
Adjustment to initially adopt FIN No. 48	3,986	—
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
NOTE 8. Contingencies
From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. As of July 31, 2007, the Company was not a party to any material litigation except as described below.
On August 3, 2007, an indirect subsidiary of the Company received a subpoena issued by the United States District Court Eastern District of New York relating to a pending multi-party proceeding (In re Air Cargo Shipping Services Anti-trust Litigation) involving certain surcharges imposed by a number of air cargo carriers. The Company was not named as a defendant in this action and its subsidiary has been asked to produce documentation and data regarding transactions with air carriers over a seven-year period. This multi-party litigation stems from the United States Department of Justice’s (U.S. DOJ) publicly announced investigation into the pricing practices of a number of foreign and domestic air carriers. In July 2007, the Company responded to a subpoena from the U.S. DOJ in connection with its investigation of similar issues. The Company does not believe that it is a target of that investigation and has been cooperating fully with the U.S. DOJ.
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $13,573 based on exchange rates as of July 31, 2007.
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. In addition certain proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties have been instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12,998, based on exchange rates as of July 31, 2007.
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

The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Service cost component	$440	$391	$880	$782
Interest cost component	590	517	1,180	1,034
Expected return on assets	(528)	(502)	(1,056)	(1,004)
Amortization of unrecognized net loss	100	111	200	222

Net periodic pension expense	$602	$517	$1,204	$1,034

For the six months ended July 31, 2007, the Company contributed approximately $1,380 to its pension plans.
NOTE 10. Share-Based Compensation
Share-Based Compensation Plans
As of July 31, 2007, the Company had the following share-based compensation plans: the 2000 Employee Share Purchase Plan; 2004 Long Term Incentive Plan (LTIP); 2000 Stock Option Plan; 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan); and Non-Employee Directors Share Option Plan (Directors Option Plan).
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
SLi Share-based Compensation Arrangement
On January 25, 2002, we completed the acquisition of Grupo SLi and Union S.L., collectively SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. We acquired SLi for an initial cash payment of approximately $14,000. In addition to the initial payment, the terms of the acquisition agreement provided for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2002 through 2006 as well as the price of the Company’s common stock upon settlement.
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

Valuation Assumptions
The foregoing impact of stock option compensation costs was determined under the Black-Scholes Model using the following weighted average assumptions:

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Risk free rate of return, annual	5%	5%	5%	5%
Expected term	8 years	8 years	8 years	8 years
Expected volatility	38%	38%	38%	38%
Dividend yield	0.2%	0.2%	0.2%	0.2%
The Company’s computation of expected volatility for the three- and six-month periods ended July 31, 2007 and 2006 is based on historical volatility of our stock. The Company’s computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk free rate of return for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
Share-Based Compensation Activity
A summary of the LTIP option activity for the six months ended July 31, 2007 is as follows:

	2004 LTIP
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2007	2,010,731	$20.86
Options granted	11,295	25.23
Options exercised	(52,401)	16.89
Options cancelled/forfeited	(5,473)	23.39

Outstanding balance at July 31, 2007	1,964,152	20.99	7.5 years	$9,682

Exercisable balance at July 31, 2007	605,069	$17.85	7.1 years	$4,512

The aggregate intrinsic value for the LTIP is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 1,619,432 options that were in-the-money as of July 31, 2007. The weighted average grant-date fair value of options granted in the three- and six-month periods ended July 31, 2007 was $0 and $25.23, respectively. The weighted average grant-date fair value of options granted in the three- and six-month periods ended July 31, 2006 was $12.71 and $13.75, respectively. During the three- and six-month periods ended July 31, 2007, the aggregate intrinsic value of options exercised under the LTIP was $545 and $570, respectively, determined as of the date of option exercise. During the three- and six-month periods ended July 31, 2006, the aggregate intrinsic value of options exercised under the LTIP was $581, determined as of the date of option exercise.

The following table summarizes the activity under the LTIP for the nonvested restricted share units for the six months ended July 31, 2007:

	2004 LTIP
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	share	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2007	700,795	$21.22
Units granted	555,425	24.89
Units vested	(251,270)	18.29

Outstanding balance at July 31, 2007	1,004,950	23.98	3.4 years	$25,254

A summary of the 2000 Stock Option Plan option activity for the six months ended July 31, 2007 is as follows:

	2000 Stock Option Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2007	2,358,245	$6.85
Options exercised	(233,468)	6.93

Outstanding balance at July 31, 2007	2,124,777	6.85	4.4 years	$38,850

Exercisable balance at July 31, 2007	2,055,252	$6.80	4.4 years	$37,670

The aggregate intrinsic value for the 2000 Stock Option Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the 2,124,777 options that were in-the-money as of July 31, 2007. During the three- and six-month periods ended July 31, 2007, the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $3,491 and $4,662, respectively, determined as of the date of option exercise. During the three- and six-month periods ended July 31, 2006, the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $2,906 and $29,661, respectively, determined as of the date of option exercise.
The following table summarizes the activity under the 2004 Directors Incentive Plan for the nonvested restricted share units or restricted shares for the six months ended July 31, 2007:

	2004 Directors Incentive Plan
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	share	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2007	12,800	$26.33
Restricted shares/units granted	13,968	27.71
Units vested	(12,800)	26.33

Outstanding balance at July 31, 2007	13,968	27.71	0.9 years	$351

During the three- and six-month periods ended July 31, 2007 and 2006, the aggregate intrinsic value of restricted share units vested under the 2004 Directors Incentive Plan was $355 and $335, respectively, determined as of the vesting date.

A summary of the Directors Option Plan option activity for the six months ended July 31, 2007 is as follows:

	Directors Options Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2007	117,000	$9.27
Options exercised	(9,000)	5.47

Outstanding balance at July 31, 2007	108,000	9.59	5.7 years	$1,678

Exercisable balance at July 31, 2007	108,000	$9.59	5.7 years	$1,678

The aggregate intrinsic value for the Directors Option Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 108,000 options that were in-the-money as of July 31, 2007. During the three- and six-month periods ended July 31, 2007, the aggregate intrinsic value of options exercised under the Directors Option Plan was $0 and $157, respectively, determined as of the date of option exercise. During the three- and six-month periods ended July 31, 2006, the aggregate intrinsic value of options exercised under the Directors Option Plan was $0 and $451, respectively, determined as of the date of option exercise.
As of July 31, 2007, there was approximately $24,826 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.
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
The company’s operations are principally managed by geographic region and by services offered. As discussed above in Note 1, “Presentation of Financial Statements,” in our consolidated financial statements included in this quarterly report, during the first quarter of fiscal 2008, we realigned our operations into the following reportable segments: EMENA; Americas Freight Forwarding; Americas Contract Logistics and Distribution; Asia Pacific; Greater China; Africa; Global Specialized Solutions; and Corporate. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. Corporate includes the corporate office, eliminations and other entities. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131), all prior period segment information was reclassified to conform to this new financial reporting presentation.
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
During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to our acquisition of Market Industries, Ltd. in March 2006, we changed our disclosure of gross revenues and net revenues by the company’s principal services. As a result, distribution revenues are now separately reported. In previous periods, distribution revenues had been combined with other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our contract logistics services have been reclassified to distribution. There are no changes in airfreight forwarding, ocean freight forwarding, and customs brokerage revenues.
Our growth in gross revenue and net revenue for the three- and six-month periods ended July 31, 2007 (which we refer to as the second quarter of fiscal 2008 and the first half of fiscal 2008, respectively) compared to the three- and six-month periods ended July 31, 2006 (which we refer to as the second quarter of fiscal 2007 and the first half of fiscal 2007, respectively) resulted primarily from the growth of our existing operations along with growth which we attribute to our acquisitions, partially offset by the impact of unfavorable exchange rates as compared to the U.S. dollar.
A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.
In the first quarter of fiscal 2008, we began to communicate the goals of our new five-year strategic operating plan, which we refer to as “CLIENTasONE”. Under CLIENTasONE, we are undertaking various efforts to attempt to increase the number and size of our clients and our revenue, improve our operating performance, develop and implement new systems and continuously train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage client relationships, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.
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
Acquisitions that we completed on or after May 1, 2006 affect the comparison of our operating results between the second quarter of fiscal 2008 versus the comparable prior-year period. Acquisitions that we completed on or after February 1, 2006 affect the comparison of our operating results between the first half of fiscal 2008 versus the comparable prior-year period.
Subsequent to July 31, 2007, we acquired the remaining outstanding shares of our South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries Co-ordinated Materials Handling (Pty) Ltd. and UTi CMH Sub Assembly (Pty) Ltd., of which we had already owned 50%, for a total consideration of approximately $12.8 million.
In addition, subsequent to July 31, 2007, we acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary) Limited and its subsidiaries, which we collectively refer to as CSC, for an initial cash payment of approximately $11.0 million. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. In addition to the initial payment and subject to certain regulations coming into effect, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8.0 million, based on a recalculation of CSC’s earnings from September 1, 2006 through the effective date of the acquisition. There is a limitation of between three and five years within which these regulations need to come into effect.
Effective November 17, 2006, we acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span, for an initial cash payment of approximately $22.0 million. Span, headquartered in Markham, near Toronto, Ontario, Canada, is a value-added provider of integrated and customized supply chain management solutions, primarily in North America. The initial purchase price is also subject to a working capital adjustment.

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

Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan, anticipated changes in certain tax benefits and the anticipated outcome of litigation and the anticipated closing of various acquisitions expected to be completed by October 31, 2007. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the company’s expectation that its gross and net revenue will increase due to contributions from acquisitions, integration risks associated with acquisitions, the ability to retain customers and management of acquisition targets; a challenging operating environment; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and Europe; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; the success and effects of new strategies; disruptions caused by epidemics, conflicts, wars and terrorism; and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (together with any amendments thereto or additions and changes thereto contained in our quarterly report on Form 10-Q for the first quarter of fiscal 2008, this quarterly report on Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results of operations for the second quarter and first half of fiscal 2008 compared to the second quarter and first half of fiscal 2007. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2007, which are included in our annual report on Form 10-K for the year ended January 31, 2007, on file with the SEC. Our consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

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
During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to our acquisition of Market Industries, Ltd. in March 2006, we changed our disclosure of gross revenues and net revenues by the company’s principal services. As a result, distribution revenues are now separately reported. In previous periods, distribution revenues had been combined with other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our contract logistics services have been reclassified to distribution. There are no changes in airfreight forwarding, ocean freight forwarding, and customs brokerage revenues.
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services (including contract logistics services) are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by segment for the three- and six-months ended July 31, 2007 and 2006, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands).

	Three months ended July 31,
	2007			2006
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
EMENA	$260,500	$83,605	$11,628	$215,863	$63,942	$20,072
Americas Freight Forwarding	151,032	43,427	6,397	124,517	38,587	4,873
Americas Contract Logistics and Distribution	208,026	120,166	10,944	175,462	95,025	8,224
Asia Pacific	119,349	24,231	7,004	106,370	19,806	4,709
Greater China	145,471	20,596	6,339	123,579	18,897	6,841
Africa	142,660	58,247	9,447	130,195	53,717	9,682
Global Specialized Solutions	18,563	16,576	2,051	14,087	15,437	3,712
Corporate	—	—	(10,497)	—	—	(7,615)

Total	$1,045,601	$366,848	$43,313	$890,073	$305,411	$50,498

	Change to three months ended July 31, 2007
	from three months ended July 31, 2006
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	Revenue	revenue	income
EMENA	$44,637	$19,663	$(8,444)	21%	31%	(42)%
Americas Freight Forwarding	26,515	4,840	1,524	21	13	31
Americas Contract Logistics and Distribution	32,564	25,141	2,720	19	26	33
Asia Pacific	12,979	4,425	2,295	12	22	49
Greater China	21,892	1,699	(502)	18	9	(7)
Africa	12,465	4,530	(235)	10	8	(2)
Global Specialized Solutions	4,476	1,139	(1,661)	32	7	(45)
Corporate	—	—	(2,882)	—	—	(38)

Total	$155,528	$61,437	$(7,185)	17%	20%	(14)%

	Six months ended July 31,
	2007			2006
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
EMENA	$500,006	$159,457	$20,144	$399,956	$118,271	$28,023
Americas Freight Forwarding	285,642	82,953	11,164	238,272	73,269	7,458
Americas Contract Logistics and Distribution	403,956	232,970	20,842	302,522	175,839	14,576
Asia Pacific	226,407	46,243	12,402	208,119	38,686	10,059
Greater China	263,720	38,853	10,684	229,510	35,654	12,215
Africa	275,118	110,923	16,202	252,032	105,499	15,770
Global Specialized Solutions	35,490	31,490	4,299	33,362	29,821	7,019
Corporate	—	—	(21,006)	—	—	(14,640)

Total	$1,990,339	$702,889	$74,731	$1,663,773	$577,039	$80,480

	Change to six months ended July 31, 2007
	from six months ended July 31, 2006
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	Income	Revenue	revenue	income
EMENA	$100,050	$41,186	$(7,879)	25%	35%	(28)%
Americas Freight Forwarding	47,370	9,684	3,706	20	13	50
Americas Contract Logistics and Distribution	101,434	57,131	6,266	34	32	43
Asia Pacific	18,288	7,557	2,343	9	20	23
Greater China	34,210	3,199	(1,531)	15	9	(13)
Africa	23,086	5,424	432	9	5	3
Global Specialized Solutions	2,128	1,669	(2,720)	6	6	(39)
Corporate	—	—	(6,366)	—	—	(43)

Total	$326,566	$125,850	$(5,749)	20%	22%	(7)%

All of our segments reported improvements in gross and net revenues for the second quarter and first half of fiscal 2008 when compared to the corresponding prior year periods.
Our EMENA segment showed improvements in gross and net revenues for the second quarter and first half of fiscal 2008 versus the comparable prior year periods primarily due to organic growth in air and ocean freight forwarding and other revenues, which were driven primarily by higher shipment volumes and yields during the second quarter and first half of fiscal 2008 compared to the comparable prior year periods and due to increases in our contract logistics gross and net revenues during the second quarter and first half of fiscal 2008 compared to the corresponding prior year periods. Our acquisitions, primarily Cargoforte in January 2007, also contributed to the increases in our gross and net revenues in EMENA. We estimate that the impact of currency exchange rates on our gross and net revenues for our EMENA segment, when reported in U.S. dollars, was favorable by approximately 10% in the second quarter and first half of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year periods. In the second quarter and first half of fiscal 2007, $10.8 million and $13.7 million, respectively, were recorded as a credit or reduction to staff costs related to the SLi Share-based Compensation Arrangement. The arrangement was classified as a liability and the decrease in the market price of our ordinary shares reduced the amount of compensation expense we recorded. See Note 10 to consolidated financial statements. No staff cost was recognized in the second quarter or first half of fiscal 2008 for the SLi Share-based Compensation Arrangement.
The increases in gross and net revenues in our Americas Freight Forwarding segment for the second quarter and first half of fiscal 2008 as compared to the comparable prior year periods of fiscal 2007 were due primarily to the organic growth in gross and net revenues in our airfreight and ocean freight services. The increases in both airfreight and ocean freight gross and net revenues were primarily driven by higher shipment volumes during the second quarter and first half of fiscal 2008 compared to the comparable prior year periods, particularly from our operations in the U.S.
The increases in gross and net revenues in our Americas Contract Logistics and Distribution segment for the second quarter and first half of fiscal 2008 as compared to the comparable prior year periods of fiscal 2007 were due primarily to the contributions to gross and net revenues from our November 2006 acquisition of Span, as well as organic growth resulting from a number of new contracts. The increase in contract logistics net revenues in the second quarter of fiscal 2008 were partially offset from declines in our distribution net revenues from certain components of our Market Transport Services operations as a result of a softened U.S. domestic trucking environment. However, Market Transport Services’ operating profit margin, calculated by dividing operating income by net revenues, for the second quarter of fiscal 2008 increased compared to the second quarter of fiscal 2007 as a result of operating efficiencies. We do not expect net revenues from our Market Transport Services operations to increase significantly for the remainder of fiscal 2008 as a result of the current U.S. trucking market conditions.
Gross and net revenues in our Asia Pacific segment increased during the second quarter and first half of fiscal 2008 when compared to the second quarter and first half of fiscal 2007 primarily due to organic growth in our ocean freight and other services. At the operating income line, our Asia Pacific segment continued to be one of our highest operating profit margin segments, calculated by dividing operating income for the segment by net revenues for the segment, reporting operating profit margins of approximately 29% and 27% for the second quarter and first half of fiscal 2008, respectively. The higher operating profit margin in this segment resulted primarily from having a lower cost structure than our other segments. We estimate that the impact of currency exchange rates on our gross and net revenues for our Asia Pacific segment, when reported in U.S. dollars, was favorable by approximately 10% in the second quarter and first half of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year periods.
Gross and net revenues in our Greater China segment increased during the second quarter and first half of fiscal 2008 when compared to the second quarter and first half of fiscal 2007 primarily due to organic growth in our ocean freight service as a result of higher shipment volumes. The growth rate in the second quarter of fiscal 2008 in our airfreight gross and net revenues softened when compared to the growth rate we experienced in the second quarter of fiscal 2007 primarily as a result of a slowing in our China to North America trade lane. Additionally, our airfreight net revenues in the second quarter of fiscal 2008 were negatively impacted by a decrease in airfreight yields. We do not expect airfreight gross and net revenues in our Greater China segment to experience a significant increase for the remainder of fiscal 2008 as a result of the continued softness in the China to North American trade lane. We estimate that the impact of currency exchange rates on our gross and net revenues for our Greater China segment, when reported in U.S. dollars, was favorable by approximately 2% in the second quarter and first half of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year periods.
The increases in gross and net revenues in our Africa segment during the second quarter and first half of fiscal 2008 when compared to the second quarter and first half of fiscal 2007 for our Africa segment resulted primarily from organic growth in our air and ocean freight forwarding due to increased levels of business, especially exports out of South Africa and, to a lesser degree to increased levels of business in our contract logistics services. We estimate that the impact of unfavorable currency exchange rates on our gross and net revenues for our Africa segment, when reported in U.S. dollars, was approximately 10% in the second quarter and first half of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year periods.
The increase in gross and net revenues during the second quarter and first half of fiscal 2008 in our Global Specialized Solutions segment when compared to the second quarter and first half of fiscal 2007 for our Global Specialized Solutions segment resulted primarily as a result of organic growth. We experienced a decrease in our operating income in our Global Specialized Solutions segment in the second quarter of fiscal 2008 as compared to the comparable prior year period primarily from our International Healthcare Distributors (Pty.) Limited operations, located in South Africa, which we refer to as IHD. We estimate that the impact of unfavorable currency exchange rates on our gross and net revenues for our South African operations, when reported in U.S. dollars, was approximately 11% in the second quarter and first half of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year periods.
Because of the integrated nature of our business, with global customers being served by more than one of our geographic segments and with at least two segments often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by segments.
By service line, our total increase in gross revenue of $155.5 million, or 17%, in the second quarter of fiscal 2008 over the second quarter of fiscal 2007 was due to increases in airfreight forwarding of $46.5 million, contract logistics of $45.7 million, ocean freight forwarding of $30.9 million, other revenue of

$30.3 million, customs brokerage of $2.0 million and distribution of $0.1 million. For the first half of fiscal 2008, our total increase in gross revenue of $326.6 million, or 20%, compared to the corresponding prior year period was due to increases in airfreight forwarding of $83.1 million, contract logistics of $78.1 million, other revenue of $63.5 million, ocean freight forwarding of $56.7 million, distribution of $41.1 million and customs brokerage of $4.1 million.
We estimate that organic growth accounted for approximately $104.5 million and $204.5 million of the aggregate increases in gross revenue for the second quarter and first half of fiscal 2008 versus the comparable prior year periods, respectively, while the balance of the growth for both periods was comprised primarily of the impact of acquisitions and the impact of favorable currency exchange rates when reported in U.S. dollars when compared to the currency exchange rates in effect in the corresponding prior year periods.
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
The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Net revenues:
Airfreight forwarding	26%	27%	26%	27%
Ocean freight forwarding	12	12	11	12
Customs brokerage	6	7	6	7
Contract logistics	37	33	37	34
Distribution	10	13	10	12
Other	9	8	10	8

Total net revenues	100	100	100	100

Staff costs	53	49	54	52
Depreciation and amortization	3	3	3	3
Amortization of intangible assets	1	1	1	1
Other operating expenses	32	31	32	31

Operating income	12	17	11	14
Interest income	1	1	1	1
Interest expense	(2)	(2)	(2)	(2)
Losses on foreign exchange	*	*	*	*

Pretax income	11	15	9	13
Provision for income taxes	3	3	3	3
Minority interests	*	*	*	*

Net income	8%	11%	7%	9%

*	Less than one percent.
Three months ended July 31, 2007 compared to three months ended July 31, 2006
Net revenue increased $61.4 million, or 20%, to $366.8 million for the second quarter of fiscal 2008 compared to $305.4 million for the second quarter of fiscal 2007. Our net revenue increase resulted primarily from organic growth from operations in all our segments totaling approximately $37.6 million, contributions of approximately $17.6 million from our acquisitions made since November 2006 and to a lesser degree by the impact of generally favorable currency exchange rates estimated to be approximately $6.2 million when reported in U.S. dollars during the second quarter of fiscal 2008 when compared to the currency exchange rates in effect in the second quarter of fiscal 2007.
Airfreight forwarding net revenue increased $12.5 million, or 15%, to $94.0 million for the second quarter of fiscal 2008 compared to $81.5 million for the corresponding prior year period. This increase primarily resulted from organic growth in our EMENA, Americas Freight Forwarding and Africa segments due to higher airfreight shipment volumes, which resulted in higher airfreight forwarding net revenue during the second quarter of fiscal 2008 when compared to the second quarter of fiscal 2007. We also experienced increases in airfreight yields in our EMENA and Asia Pacific segments in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, which contributed to our overall increase in airfreight forwarding net revenues. The increase in airfreight net revenue for the second quarter of fiscal 2008 was tempered by the lower yields reported by our Greater China segment.
Ocean freight forwarding net revenue increased $6.5 million, or 18%, to $42.8 million for the second quarter of fiscal 2008 compared to $36.3 million for the second quarter of fiscal 2007. This increase was due primarily to organic growth in all of our segments that provide ocean freight forwarding services, which growth was particularly noticeable in the EMENA segment. This increase was generally a result of higher ocean freight shipment volumes during the second quarter of fiscal 2008 when compared to the second quarter of fiscal 2007. We also experienced increases in ocean freight yields in our EMENA segment in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, which contributed to our overall increase in ocean freight forwarding net revenues.
Customs brokerage net revenue increased $1.6 million, or 7%, to $23.2 million for the second quarter of fiscal 2008 compared to $21.6 million for the corresponding prior year period. Customs brokerage net revenue increased in the second quarter of fiscal 2008 when compared to the second quarter of fiscal 2007 primarily due to organic growth in our EMENA and Asia Pacific segments.
Contract logistics net revenue increased $36.2 million, or 36%, to $137.7 million for the second quarter of fiscal 2008 compared to $101.5 million for the second quarter of fiscal 2007. This increase resulted from organic growth in all of our segments, primarily our Americas Contract Logistics and Distribution segment and to a lesser degree, to the contributions of our acquisition of Span in November 2006.
Distribution net revenue decreased $5.9 million, or 14%, to $35.1 million for the second quarter of fiscal 2008 compared to $41.0 million for the second quarter of fiscal 2007. This decrease was primarily from certain components of our Market Transport Services operations in our Americas Contract Logistics and Distribution segment as a result of the comparatively softened U.S. domestic trucking environment.
Other net revenue, which includes revenue from our other supply chain management services including transportation management, increased $10.5 million, or 44%, to $34.0 million for the second quarter of fiscal 2008 compared to $23.5 million for the second quarter of fiscal 2007. The increase resulted primarily from the impact of our Span acquisition in November 2006 in the Americas Contract Logistics and Distribution segment and to a lesser degree, to the impact of our acquisitions in our EMENA segment, made in the second quarter of fiscal 2007 and later. Additionally, this increase is also attributable to organic growth in our Africa, EMENA and Americas Freight Forwarding segments.
Staff costs increased $45.6 million, or 30%, to $195.9 million for the second quarter of fiscal 2008 from $150.3 million for the corresponding prior year period. The increase is primarily due to increased resources to accommodate the increase in business activity, particularly in our Americas Contract Logistics and Distribution and EMENA segments and to the addition of personnel in connection with our acquisitions which we estimated were responsible for approximately 16% of the total increase. Staff costs in our contract logistics service line tend to be variable as we must staff to meet demand as our business activities in this service line increase. In the second quarter of fiscal 2007, $10.8 million was recorded as a credit or reduction to staff costs related to the SLi Share-based Compensation Arrangement. The arrangement was classified as a liability and the decrease in the market price of our ordinary shares reduced the amount of compensation expense we recorded. See Note 10 to consolidated financial statements. No staff cost was recognized in the second quarter of fiscal 2008 for the SLi Share-based Compensation Arrangement. Total staff costs expressed as a percentage of net revenues increased to 53% in the second quarter of fiscal 2008 from 49% in the second quarter of fiscal 2007.
Depreciation and amortization expense increased by $2.1 million, or 27%, to $9.9 million for the second quarter of fiscal 2008 over the second quarter of fiscal 2007 primarily due to increases in capital spending for computer equipment and fixtures and fittings during the first half of fiscal 2008 as well as the second half of fiscal 2007, along with the impact of our acquisitions made since November 2006. When expressed as a percentage of net revenue, depreciation and amortization expense remained at 3% of net revenue in the second quarters of fiscal 2008 and 2007.
Other operating expenses increased by $21.1 million, or 22%, to $115.7 million in the second quarter of fiscal 2008 compared to $94.6 million for the second quarter of fiscal 2007. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and from the additional operating costs incurred by our acquisitions since November 2006. We estimate that approximately $7.5 million of the increase was due to the impact of these acquisitions. Included in other operating expenses for the second quarter of fiscal 2008 are facilities and communications costs of $38.9 million compared to $30.3 million of such costs for the second quarter of fiscal 2007, representing an increase of 28%. Facilities and communications costs increased in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 primarily as a result of the addition of new locations, including facilities associated with our acquisitions since November 2006. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the second quarter of fiscal 2008, selling, general and administrative costs increased 20% to $76.8 million compared to $64.3 million for the second quarter of fiscal 2007. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007, and, to a lesser degree, the impact of our acquisitions made since November 2006. When expressed as a percentage of net revenue, other operating expenses increased to 32% for the second quarter of fiscal 2008 from 31% for the second quarter of fiscal 2007.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Both interest income and interest expense increased in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 by $0.6 million, or 26%, and $0.6 million, or 11%, respectively. Our interest expense increased primarily due to the interest expense associated with the issuance of our $200.0 million Senior Notes on July 13, 2006. Additional information regarding the credit facilities and the Senior Notes is discussed in this item under “Credit Facilities and Senior Notes”.
Our effective income tax rate of 28% in the second quarter of fiscal 2008 was higher than the effective income tax rate of 23% in the corresponding prior year period primarily due to the SLi Share-based Compensation Arrangement. As previously discussed, the company recorded a credit of $10.8 million related to the SLi Share-based Compensation Arrangement to pretax income in the second quarter of fiscal 2007, with no associated tax impact. No such benefit was recorded in the second quarter of fiscal 2008. Additionally, our overall effective income tax rate is impacted by the geographic composition of our worldwide earnings and in the second quarter of fiscal 2008, we had a higher proportion of taxable income generated in jurisdictions with higher tax rates than in the second quarter of fiscal 2007.
Net income decreased by $6.8 million, or 20%, to $27.7 million in the second quarter of fiscal 2008 as compared to the corresponding prior year period. As previously discussed, the company recorded a credit of $10.8 million related to the SLi Share-based Compensation Arrangement to pretax income in the second quarter of fiscal 2007. No such credit was recognized in the second quarter of fiscal 2008.

Six months ended July 31, 2007 compared to six months ended July 31, 2006
Net revenue increased $125.9 million, or 22%, to $702.9 million for the first half of fiscal 2008 compared to $577.0 million for the first half of fiscal 2007. Our net revenue increase resulted primarily from organic growth from operations in all our segments totaling approximately $79.2 million, contributions of approximately $44.5 million from our acquisitions made since March 2006 and later, and to a lesser degree by the impact of generally favorable currency exchange rates estimated to be approximately $2.2 million when reported in U.S. dollars during the first half of fiscal 2008 when compared to the currency exchange rates in effect in the first half of fiscal 2007.
Airfreight forwarding net revenue increased $22.9 million, or 15%, to $179.3 million for the first half of fiscal 2008 compared to $156.4 million for the corresponding prior year period. This increase primarily resulted from organic growth in our EMENA, Africa and Americas Freight Forwarding segments due to higher airfreight shipment volumes, which resulted in higher airfreight forwarding net revenue during the first half of fiscal 2008 when compared to the first half of fiscal 2007. We also experienced increases in airfreight yields in our EMENA and Asia Pacific segments in the first half of fiscal 2008 compared to the first half of fiscal 2007, which contributed to our overall increase in airfreight forwarding net revenues.
Ocean freight forwarding net revenue increased $12.0 million, or 18%, to $79.8 million for the first half of fiscal 2008 compared to $67.8 million for the first half of fiscal 2007. This increase was due primarily to organic growth in all of our segments that provide ocean freight forwarding services, which growth was particularly noticeable in the EMENA segment. This increase was generally a result of higher ocean freight shipment volumes during the first half of fiscal 2008 when compared to the first half of fiscal 2007. We also experienced increases in ocean freight yields in our EMENA segment in the first half of fiscal 2008 compared to the first half of fiscal 2007, which contributed to our overall increase in ocean freight forwarding net revenues.
Customs brokerage net revenue increased $3.6 million, or 9%, to $44.4 million for the first half of fiscal 2008 compared to $40.8 million for the corresponding prior year period. Customs brokerage net revenue increased in the first half of fiscal 2008 when compared to the first half of fiscal 2007 primarily due to organic growth in our EMENA, Africa and Asia Pacific segments.
Contract logistics net revenue increased $64.9 million, or 33%, to $259.5 million for the first half of fiscal 2008 compared to $194.6 million for the first half of fiscal 2007. This increase resulted from organic growth in all of our segments, primarily our Americas Contract Logistics and Distribution segment and to a lesser degree, to the contributions of our acquisitions in the Americas Contract Logistics and Distribution segment which were made in March 2006 and later.
Distribution net revenue increased $0.6 million, or 1%, to $70.6 million for the first half of fiscal 2008 compared to $70.0 million for the first half of fiscal 2007. This increase was primarily in our Americas Contract Logistics and Distribution segment due to the impact of our acquisition made since March 2006 and to a lesser degree, to the organic growth in our Global Specialized Solutions segment. This increase was partially offset by decreases in certain components of our Market Transport Services operations in our Americas Contract Logistics and Distribution segment as a result of the comparatively softened U.S. domestic trucking environment.
Other net revenue, which includes revenue from our other supply chain management services including transportation management, increased $21.9 million, or 46%, to $69.4 million for the first half of fiscal 2008 compared to $47.5 million for the first half of fiscal 2007. The increase resulted primarily from the impact of our Span acquisition in November 2006 in the Americas Contract Logistics and Distribution segment and to a lesser degree, to the impact of our acquisitions in our EMENA segment, made in the second quarter of fiscal 2007 and later. Additionally, this increase is also attributable to organic growth in our Africa, EMENA and Americas Freight Forwarding segments.
Staff costs increased $82.4 million, or 28%, to $380.6 million for the first half of fiscal 2008 from $298.2 million for the corresponding prior year period. The increase is primarily due to increased resources to accommodate the increase in business activity, particularly in our EMENA and Americas Contract Logistics and Distribution segments and to the addition of personnel in connection with our acquisitions which we estimated were responsible for approximately 21% of the total increase. Staff costs in our contract logistics service line tend to be variable as we must staff to meet demand as our business activities in this service line increase. In the first half of fiscal 2007, $13.7 million was recorded as a credit or reduction to staff costs related to the SLi Share-based Compensation Arrangement. The arrangement was classified as a liability and the decrease in the market price of our ordinary shares reduced the amount of compensation expense we recorded. See Note 10 to consolidated financial statements. No staff cost was recognized in the first half of fiscal 2008 for the SLi Share-based Compensation Arrangement. Total staff costs expressed as a percentage of net revenues increased to 54% in the first half of fiscal 2008 from 52% in the first half of fiscal 2007.
Depreciation and amortization expense increased by $4.0 million, or 26%, to $19.2 million for the first half of fiscal 2008 over the first half of fiscal 2007 primarily due to increases in capital spending for computer equipment and fixtures and fittings during the first half of fiscal 2008 as well as the second half of fiscal 2007, along with the impact of our acquisitions made since March 2006. When expressed as a percentage of net revenue, depreciation and amortization expense remained at 3% of net revenue in the first half of fiscal 2008 and 2007.
Other operating expenses increased by $45.2 million, or 25%, to $224.3 million in the first half of fiscal 2008 compared to $179.1 million for the first half of fiscal 2007. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and from the additional operating costs incurred by our acquisitions since March 2006. We estimate that approximately $18.9 million of the increase was due to the impact of these acquisitions. Included in other operating expenses for the first half of fiscal 2008 are facilities and communications costs of $75.5 million compared to $59.0 million of such costs for the first half of fiscal 2007, representing an increase of 28%. Facilities and communications costs increased in the first half of fiscal 2008 as compared to the first half of fiscal 2007 primarily as a result of the addition of new locations, including facilities associated with our acquisitions. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first half of fiscal 2008, selling, general and administrative costs increased 24% to $148.8 million compared to $120.1 million for the first half of fiscal 2007. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity during the first half of fiscal 2008 as compared to the first half of fiscal 2007, and, to a lesser degree, the impact of our acquisitions made since March 2006. When expressed as a percentage of net revenue, other operating expenses increased to 32% for the first half of fiscal 2008 from 31% for the first half of fiscal 2007.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Both interest income and interest expense increased in the first half of fiscal 2008 as compared to the first half of fiscal 2007 by $1.0 million, or 25%, and $2.3 million, or 22%, respectively. Our interest expense increased primarily due to the interest expense associated with the issuance of our $200.0 million Senior Notes on July 13, 2006. Additional information regarding the credit facilities and the Senior Notes is discussed in this item under “Credit Facilities and Senior Notes”.
Our effective income tax rate of 28% in the first half of fiscal 2008 was higher than the effective income tax rate of 24% in the corresponding prior year period primarily due to the SLi Share-based Compensation Arrangement. As previously discussed, the company recorded a credit of $13.7 million related to the SLi Share-based Compensation Arrangement to pretax income in the first half of fiscal 2007, with no associated tax impact. No such benefit was recorded in the first half of fiscal 2008. Additionally, our overall effective income tax rate is impacted by the geographic composition of our worldwide earnings and in the first half of fiscal 2008, we had a higher proportion of taxable income generated in jurisdictions with higher tax rates than in the first half of fiscal 2007.
Net income decreased by $8.0 million, or 15%, to $45.8 million in the first half of fiscal 2008 as compared to the corresponding prior year period. As previously discussed, the company recorded a credit of $13.7 million related to the SLi Share-based Compensation Arrangement to pretax income in the first half of fiscal 2007. No such credit was recognized in the first half of fiscal 2008.

Liquidity and Capital Resources
As of July 31, 2007, our cash and cash equivalents totaled $273.2 million, representing a decrease of $5.2 million from January 31, 2007, as a result of using a net amount of $7.4 million of cash in our operating, investing and financing activities and a positive impact of $2.2 million related to the effect of foreign exchange rate changes on our cash balances.
During the first half of fiscal 2008, we generated approximately $23.7 million in net cash from operating activities. This resulted from net income of $45.8 million plus depreciation and amortization of intangible assets totaling $23.3 million, plus an increase in trade payables and other current liabilities of $40.8 million which was offset by an increase in trade receivables and other current assets of $85.7 million and other items totaling $0.5 million.
During the first half of fiscal 2008, cash used for capital expenditures was approximately $14.2 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations for the remainder of fiscal 2008. During the first half of fiscal 2008, we used an aggregate of $4.3 million of cash for contingent earn-out payments.
We have a number of other future potential earn-out payments related to certain acquisitions. In addition to the initial acquisition payment for Span, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million, based on the future performance of Span for the twelve-month period ending January 31, 2008. There is a remaining contingent earn-out payment related to our acquisition of ET Logistics that will be calculated based on the future performance of the acquired operation for the fiscal year ending January 31, 2008. The maximum amount due to the selling shareholders of ET Logistics, in aggregate, is 1.5 million euros (equivalent to approximately $2.1 million as of July 31, 2007). Our remaining earn-out payment relating to the acquisition of Perfect Logistics will be based on the acquired operation’s future earnings over the twelve-month period ending May 31, 2009 and is subject to a maximum U.S. dollar equivalent of approximately $4.7 million as of July 31, 2007. We anticipate making three remaining contingent earn-out payments subject to a maximum of $6.3 million related to our acquisition of Concentrek, which will be calculated based on a multiple of Concentrek’s future earnings for each of the three twelve-month periods in the period ending January 31, 2010. We also anticipate making three remaining contingent earn-out payments related to our acquisition of Logica which will be calculated based on a multiple of the acquired operation’s future earnings for each of the three twelve-month periods in the period ending January 31, 2010 and which are subject to a maximum of 10.0 million euros (equivalent to approximately $13.7 million as of July 31, 2007) which will be offset against the initial purchase price. We anticipate making four contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $20.0 million, which will be offset against the initial purchase price of $1.0 million and which will be calculated based on a multiple of the acquired operations future earnings for each of the four twelve month periods in the period ending January 31, 2011. We anticipate making two contingent earn-out payments related to our acquisition of West Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012. We anticipate that such earn-out payments will generally be funded from a combination of our current cash balances and cash generated from future operations.
In August 2007, we paid approximately $12.8 million to acquire the remaining outstanding shares of our South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries, of which we had already owned 50%. In September 2007, we paid approximately $11.0 million to acquire the issued and outstanding shares of CSC. We anticipate making an additional payment of up to a maximum of approximately $8.0 million, based on the performance of CSC from September 1, 2006 through the effective date of the acquisition, and subject to limitation should certain regulations not come into effect within the three- to five-year period following the acquisition. These two acquisitions were funded from our current cash balances.

As of September 1, 2007, we have signed acquisition agreements with each of Newlog Ltd. and Transclal Trade Ltd., two leading providers of freight forwarding services in Israel, the West Bank and Gaza. We expect these acquisitions to be completed by October 31, 2007. In connection with the closings of these two acquisitions (which closings are subject to customary conditions), we anticipate using up to a total of approximately $35.0 million. We anticipate the acquisitions will be funded from our current cash balances.
Our financing activities during the first half of fiscal 2008 used $13.2 million of cash, primarily due to the repayment of $14.6 million in aggregate for bank lines of credit, short-term borrowings, long-term borrowings and capital lease obligations. In May 2007, we used approximately $5.9 million of cash for the payment of dividends on our ordinary shares as declared by our board of directors on March 29, 2007.
Credit Facilities and Senior Notes
We have various credit and guarantee facilities established in countries, including a global credit facility (refer to the discussion below), where such facilities are required for our business. At July 31, 2007, these facilities totaled approximately $320.0 million. Our borrowing capacities totaled approximately $179.8 million at July 31, 2007. Our outstanding borrowings totaled $74.4 million at July 31, 2007 and we had approximately $105.4 million of available, unused borrowing capacity. Certain credit facilities have financial and other covenants, with which the company was in compliance as of July 31, 2007. At July 31, 2007, our guarantee facilities, which are a necessary part of our business, totaled approximately $140.2 million.
On July 13, 2006, the company and certain of its subsidiaries entered into a $250.0 million facility agreement, which we refer to as the Facility Agreement, with the various financial institutions which are party thereto. The Facility Agreement provides for an aggregate availability of up to $250.0 million of borrowings, guarantees and letters of credit and replaced substantially all of our other then existing working capital credit facilities. The Facility Agreement matures on July 13, 2009 and contains customary financial and other covenants. The obligations under the Facility Agreement are guaranteed by certain of our subsidiaries.
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
In addition to the credit and guarantee facilities provided under the Facility Agreement we utilize a number of other financial institutions in certain countries not covered by the Facility Agreement to provide us with working capital to operate in these countries. Consequently, the use of a particular credit or guarantee facility (other than credit and guarantee facilities provided under the Facility Agreement) is normally restricted to the country in which it originated and a particular credit or guarantee facility may restrict distributions by the subsidiary operating in the country. The interest rates on these facilities vary and ranged from 1.2% to 10.8% at July 31, 2007. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit and guarantee facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that are extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements.

On July 13, 2006, we issued $200.0 million of Senior Notes under a note purchase agreement (Note Purchase Agreement), entered into among us, certain of our subsidiaries as guarantors and the purchasers named therein. Proceeds from the issuance of the Senior Notes were used to pay off the Bridge Facility and a portion of our then outstanding bank lines of credit. The Senior Notes mature on July 13, 2011 and the Note Purchase Agreement contains customary financial and other covenants. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. We are required to repay approximately $33.3 million, or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including July 13, 2011. The required repayments may be reduced proportionally by certain other repayments by us. Our obligations under the Senior Notes and the Note Purchase Agreement are guaranteed by us and certain of our selected subsidiaries.
The Senior Notes and Facility Agreement require us to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated EBITDA and minimum interest charge coverage requirements, among others. Should we fail to comply with these covenants, all or a portion of the indebtedness under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided thereunder would no longer be available. The purchasers under the Note Purchase Agreement could require the Company to make an offer to prepay the principal and accrued interest of all, but not less than all, the Senior Notes held by each holder of Senior Notes, and the lenders under the Facility Agreement could cancel commitments and require the company to repay the outstanding amount under the Facility Agreement, if a change of control in the company occurs. At July 31, 2007, we were in compliance with all such covenants.
In 2004, we filed a prospectus as part of a registration statement on Form S-3 with the SEC, using a “shelf” registration process. Under this shelf process, we may sell from time to time any combination of the securities in one or more offerings up to an aggregate dollar amount of proceeds of $250.0 million. The securities described in the prospectus include ordinary shares, class A preferred stock, class B preferred stock, debt securities, warrants to purchase ordinary shares, warrants to purchase class A preferred stock and warrants to purchase class B preferred stock. Each time we sell securities under the “shelf”, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential business acquisitions, including potential earn-out payments related to acquisitions. As of July 31, 2007, no securities have been issued under the “shelf”.
Contractual Obligations
Upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN No. 48), during the first quarter ended April 30, 2007, the company recognized gross unrecognized tax benefits for uncertain tax positions of $4.0 million, which is expected to be recognized within one to three years. Other than the impact of the adoption of FIN No. 48, there have been no other significant changes in our contractual obligations from January 31, 2007 to July 31, 2007.

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
In July 2006, the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 provides for the recognition of only those uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount which has a greater than 50% likelihood of being realized upon settlement. In addition, FIN No. 48 gives guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain tax positions. FIN No. 48 was effective for the company as of February 1, 2007. As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $4.0 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2.1 million, which was included as a reduction to the beginning balance of retained earnings on the balance sheet. The company includes interest and penalties on tax uncertainties in interest expense and other operating expenses, respectively. The total amount of interest and penalties accrued as of adoption was $0.6 million.
Other than the adoption of FIN No. 48, there have been no significant changes in the company’s critical accounting policies during the first half of fiscal 2008.
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
Many of our operations operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this risk.
Interest Rate Risk
We are subject to changing interest rates as a result of our normal borrowing and leasing activities with both fixed and variable interest rates. We do not purchase or hold any derivative financial instruments for trading or speculative purposes.
As of July 31, 2007, there had been no material changes to our exposure to market risks since January 31, 2007, as described in our annual report on Form 10-K for the fiscal year ended January 31, 2007 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the fiscal year ended January 31, 2007.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As of July 31, 2007, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rules 13a – 15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report at providing reasonable assurance that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act.
Changes in Internal Control over Financial Reporting
No change in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the first fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. We are not aware of any material legal proceedings instituted against us during the first half of fiscal 2008 or of any material developments in any of the legal proceedings previously disclosed under Part I. Item 3. “Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended January 31, 2007 or our subsequent reports and filings, on file with the Securities and Exchange Commission except as set forth below.
On August 3, 2007, an indirect subsidiary of the company received a subpoena issued by the United States District Court Eastern District of New York relating to a pending multi-party proceeding (In re Air Cargo Shipping Services Anti-trust Litigation) involving certain surcharges imposed by a number of air cargo carriers. We were not named as a defendant in this action and our subsidiary has been asked to produce documentation and data regarding transactions with air carriers over a seven-year period. This multi-party litigation stems from the United States Department of Justice’s, which we refer to as the U.S. DOJ, publicly announced investigation into the pricing practices of a number of foreign and domestic air carriers. In July 2007, we responded to a subpoena from the U.S. DOJ in connection with its investigation of similar issues. We do not believe that we are a target of that investigation and have been cooperating fully with the U.S. DOJ.
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2007 as such factors, risks and uncertainties have been added to or changed in our quarterly reports on Form 10-Q filed thereafter. The disclosures in our annual report and those set forth below are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. We hereby update the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 filed with the Securities and Exchange Commission as follows:
Because we are incorporated under the laws of the British Virgin Islands, it may be more difficult for our shareholders to protect their rights than it would be for a shareholder of a corporation incorporated in another jurisdiction.
Our corporate affairs are governed by our Memorandum and Articles of Association and by the BVI Companies Act, 2004 (No. 16 of 2004) of the British Virgin Islands. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders differ from those that would apply if we were incorporated in the United States or another jurisdiction. The rights of shareholders under British Virgin Islands law are not as clearly established as are the rights of shareholders in many other jurisdictions. Thus, shareholders may have more difficulty protecting their interests in the face of actions by our board of directors or our principal shareholders than they would have as shareholders of a corporation incorporated in another jurisdiction.
Future issuances of preference shares could adversely affect the holders of our ordinary shares.
We are authorized to issue up to 100,000,000 preference shares, of which 50,000,000 have been designated as Class A preference shares and 50,000,000 have been designated as Class B preference shares. Our board of directors may determine the rights and preferences of the Class A and Class B preference shares within the limits set forth in our Memorandum and Articles of Association and applicable law. Among other rights, our board of directors may determine, without further vote or action by our shareholders, the dividend, voting, conversion, redemption and liquidation rights of our preference shares. Our board of directors may also amend our Memorandum and Articles of Association to create from time to time one or more classes of preference shares or to increase the authorized number of preference shares. The issuance of any preference shares could adversely affect the rights of the holders of ordinary shares, and therefore reduce the value of the ordinary shares. While currently no preference shares are outstanding, no assurance can be made that we will not issue preference shares in the future.
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
Provisions of our Memorandum and Articles of Association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our ordinary shares. Provisions in our Memorandum and Articles of Association may delay, deter or prevent other persons from attempting to acquire control of us. These provisions include:
•	the authorization of our board of directors to issue preference shares with such rights and preferences determined by the board, without the specific approval of the holders of ordinary shares,

•	the division of our board of directors into three classes, each of which is elected in a different year,

•	the prohibition of action by the written consent of the shareholders,

•	the ability of our board of directors to amend our Memorandum and Articles of Association without shareholder approval,

•	the establishment of advance notice requirements for director nominations and other proposals by shareholders for consideration at shareholder meetings, and

•	the requirement that the holders of two-thirds of the outstanding shares entitled to vote at a meeting are required to approve changes to specific provisions of our Memorandum and Articles of Association (including those provisions described above and others which are designed to discourage non negotiated takeover attempts); provided that as a prior condition to such vote by the shareholders our board of directors has approved the subject matter of the vote.
In addition, our Memorandum and Articles of Association permit special meetings of the shareholders to be called only by our board of directors upon a resolution of the directors or by the directors upon the written request of holders of more than 30% of our outstanding voting shares. Our Articles of Association also contain a provision limiting business combinations with any holder of 15% or more of our shares unless the holder has held such shares for three years or, among other things, our board of directors has approved the transaction. Provisions of British Virgin Islands law to which we are subject could substantially impede the ability of our shareholders to benefit from a merger, takeover or other business combination involving us, discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, and impede the ability of our shareholders to change our management and board of directors.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on June 11, 2007, to elect two class “A” directors to our Board of Directors for a term of three years and until their respective successors are duly elected and qualified and to ratify the appointment of Deloitte & Touche LLP as independent registered public accountants of the company.

The following individuals were elected as class “A” directors and received the number of votes indicated below:

Name of Nominee	Votes For	Votes Withheld
C. John Langley, Jr.	81,325,370	4,688,227
Allan M. Rosenzweig	81,324,120	4,689,477
In addition, Brian D. Belchers, Roger I. MacFarlane, Leon J. Level, J. Simon Stubbings, and Matthys J. Wessels, each a continuing director of the company, continued their respective terms of office as a director after the annual meeting of shareholders.
The appointment of Deloitte & Touche LLP was ratified as follows:

Votes For	Votes Against	Abstentions
84,379,436	1,631,766	2,395
Item 5. Other Information
As previously disclosed in the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007, the company’s board of directors approved the amendment and restatement of the company’s Articles of Association, which we refer to as the Amendment. The Amendment became effective upon the filing of the Amended and Restated Articles of Association with the Registry of Corporate Affairs of the British Virgin Islands on July 25, 2007. In connection with the Amendment, Regulations 10.3(b) and 10.4(a) (former Regulation 81) were revised to clarify the procedure for nominating directors for election at annual and special meetings. Regulation 10.4(a) was revised to clarify the timing of delivery of notices of shareholder nominations for annual meetings. Formerly, Regulation 81 provided that if the date of any annual meeting of shareholders changes by more than 30 days from the anniversary date of the previous year’s annual meeting, the shareholders were allowed to submit nominations not later than the tenth day following the day on which public disclosure is first made by the company of the date of the annual meeting. Regulation 10.4(a) was revised to provide that in the event the date of the annual meeting is changed as described above, the shareholder‘s nomination must be delivered not earlier than 90 days prior to the annual meeting and not later than the later of (i) 60 days prior to such annual meeting or (ii) the tenth day following the day on which public disclosure is first made by the company of the date of the annual meeting.
The above description of the Amendment is qualified in its entirety by reference to the Amended and Restated Articles of Association which is filed as Exhibit 3.2 to this quarterly report on Form 10-Q, incorporated herein by reference.
Item 6. Exhibits

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed July 31, 2007)

10.1+	2000 Employee Share Purchase Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: September 10, 2007	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer and Director

Date: September 10, 2007	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed July 31, 2007)

10.1+	2000 Employee Share Purchase Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.