Form 10-Q
period 2007-10-31
UTi WORLDWIDE INC
filed 2007-12-10
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2007
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
Yes ☐       No ☑
At November 30, 2007, the number of shares outstanding of the issuer’s ordinary shares was 99,332,923.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended October 31, 2007

- i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Income Statements
For the three and nine months ended October 31, 2007 and 2006
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
	(Unaudited)
Gross revenue	$1,183,045	$946,321	$3,173,384	$2,610,094
Freight consolidation costs	792,012	630,091	2,079,462	1,716,825

Net revenue	391,033	316,230	1,093,922	893,269
Staff costs	206,727	162,875	587,360	461,104
Depreciation and amortization	10,067	8,339	29,304	23,560
Amortization of intangible assets	2,051	2,049	6,089	6,092
Other operating expenses	123,343	97,636	347,593	276,702

Operating income	48,845	45,331	123,576	125,811
Interest income	2,734	1,880	7,683	5,835
Interest expense	(6,656)	(5,922)	(19,434)	(16,430)
Other income	3,224	276	2,690	208

Pretax income	48,147	41,565	114,515	115,424
Provision for income taxes	(12,360)	(10,153)	(31,248)	(27,849)

Income before minority interests	35,787	31,412	83,267	87,575
Minority interests	(902)	(924)	(2,595)	(3,259)

Net income	$34,885	$30,488	$80,672	$84,316

Basic earnings per share	$0.35	$0.31	$0.81	$0.87
Diluted earnings per share	$0.35	$0.31	$0.80	$0.85

Number of weighted average shares used for per share calculations:
Basic shares	99,274,975	97,300,123	99,017,693	96,368,125
Diluted shares	100,347,982	99,807,535	100,223,934	98,715,465
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
As of October 31, 2007 and January 31, 2007
(in thousands, except share amounts)

	October 31,	January 31,
	2007	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$238,389	$278,408
Trade receivables (net of allowance for doubtful receivables of $16,525 and $14,719 as of October 31, 2007 and January 31, 2007, respectively)	909,404	662,804
Deferred income tax assets	18,981	10,889
Other current assets	75,386	57,563

Total current assets	1,242,160	1,009,664
Property, plant and equipment (net of accumulated depreciation of $145,503 and $111,051 as of October 31, 2007 and January 31, 2007, respectively)	155,082	127,990
Goodwill	552,940	426,516
Other intangible assets, net	62,614	64,368
Investments	4,257	3,096
Deferred income tax assets	14,478	12,725
Other non-current assets	21,129	15,511

Total assets	$2,052,660	$1,659,870

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$103,352	$79,057
Short-term borrowings	6,918	2,808
Current portion of capital lease obligations	21,118	13,550
Trade payables and other accrued liabilities	785,303	603,575
Income taxes payable	26,083	15,333
Deferred income tax liabilities	3,974	3,954

Total current liabilities	946,748	718,277

Long-term borrowings	211,163	211,458
Capital lease obligations	29,217	24,099
Deferred income tax liabilities	34,342	30,291
Retirement fund obligations	7,590	7,549
Other	12,334	12,078
Minority interests	32,069	18,844

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 99,332,923 and 98,633,178 shares issued and outstanding as of October 31, 2007 and January 31, 2007, respectively	431,941	419,111
Retained earnings	338,645	266,136
Accumulated other comprehensive income (loss)	8,611	(47,973)

Total shareholders’ equity	779,197	637,274

Total liabilities and shareholders’ equity	$2,052,660	$1,659,870

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the nine months ended October 31, 2007 and 2006
(in thousands)

	Nine months ended
	October 31,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$80,672	$84,316
Adjustments to reconcile net income to net cash used in operations:
Share-based compensation costs, net	6,872	(5,557)
Depreciation and amortization	29,304	23,560
Amortization of intangible assets	6,089	6,092
Deferred income taxes	(329)	(2,425)
Tax benefit relating to exercise of non-qualified stock options	1,211	944
Excess tax benefits from share-based compensation expense	(402)	(743)
Gain on disposal of property, plant and equipment	(20)	(258)
Minority interest and other	195	3,259
Changes in operating assets and liabilities:
Increase in trade receivables	(172,763)	(170,611)
(Increase) in other current assets	(1,309)	2,760
Increase in trade payables	50,063	56,703
Increase in accrued liabilities and other current liabilities	37,873	26,018

Net cash provided by operating activities	37,456	24,058

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,720)	(16,015)
Proceeds from disposal of property, plant and equipment	2,049	2,383
Increase in other non-current assets	(3,655)	(6,504)
Acquisitions and contingent earn-out payments	(66,410)	(200,749)
Other	(922)	(2,103)

Net cash used in investing activities	(92,658)	(222,988)

FINANCING ACTIVITIES:
Increase/(decrease) in bank lines of credit	15,285	(22,519)
Increase in short-term borrowings	(1,700)	(1,605)
Proceeds from issuing of long-term borrowings	—	812
Repayment of long-term borrowings	(484)	(2,777)
Net proceeds from the issuance of senior notes	—	198,823
Repayments of capital lease obligations	(15,517)	(6,722)
Net proceeds from the issuance of ordinary shares	4,746	9,961
Excess tax benefits from share-based compensation	402	743
Dividends paid	(5,926)	(5,775)

Net cash (used in)/provided by financing activities	(3,194)	170,941

Effect of foreign exchange rate changes on cash and cash Equivalents	18,377	(15,303)

Net decrease in cash and cash equivalents	(40,019)	(43,292)
Cash and cash equivalents at beginning of period	278,408	246,510

Cash and cash equivalents at end of period	$238,389	$203,218

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and nine months ended October 31, 2007 and 2006 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of UTi Worldwide Inc. and its subsidiaries (UTi or the Company). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008 or any other future periods.
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
All amounts in the notes are presented in thousands except for share and per share data.
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
For segment reporting purposes by geographic region, gross revenues for airfreight and ocean freight forwarding for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of goods are prorated between the country of origin and the destination country, based on a standard formula.
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
During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to the acquisition of Market Industries, Ltd. in March 2006, the Company changed its disclosure of gross revenues and net revenues by its principal services. As a result, distribution revenues are now separately reported. In previous periods, distribution revenues had been combined with other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our contract logistics services have been reclassified to distribution. There were no changes in airfreight forwarding, ocean freight forwarding, and customs brokerage revenues.
See Note 5 for additional information regarding the reorganization of the Company’s reportable segments.
Acquisitions
Effective August 17, 2007, the Company acquired the remaining outstanding shares of its South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd. and its subsidiaries Co-ordinated Materials Handling (Pty) Ltd. and UTi CMH Sub Assembly (Pty) Ltd., of which it had already owned 50%, for a total consideration of approximately $12,724. The allocation of the final purchase price to the acquired assets and assumed liabilities for this acquisition has not yet been finalized.
Effective September 6, 2007, the Company acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary) Limited and its subsidiaries (collectively CSC) for an initial cash payment of approximately $5,177, net of cash received. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. In addition to the initial payment and subject to certain regulations coming into effect, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8,000, based on a recalculation of CSC’s earnings from September 1, 2006 through the effective date of the acquisition. There is a limitation of between three to five years within which these regulations need to come into effect. The allocation of the final purchase price to the acquired assets and assumed liabilities for this acquisition has not yet been finalized.
Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6,500 in cash. Effective October 8, 2007, the Company completed a merger agreement pursuant to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. We refer to the merger agreement with Newlog as the Newlog Merger. The merged entities were determined to be of equal value and no consideration was paid or received. Effective October 16, 2007, the Company acquired certain assets and liabilities of Transclal Trade Ltd., an Israeli company involved freight forwarding and customs brokerage, for a purchase price of approximately $34,563 in cash. Together we refer to the acquisition of the shares of Newlog, the Newlog Merger, and the acquisition of certain assets and liabilities of Transclal Trade Ltd., as the Israel Acquisition. The allocation of the final purchase price to the acquired assets and assumed liabilities for the Israel Acquisition has not yet been finalized.
The following table shows the supplemental pro-forma information as though the Company’s acquisitions had occurred as of February 1, 2006.

	Three months ended October 31,			Nine months ended October 31,
			Diluted			Diluted
	Gross	Net	earnings	Gross	Net	earnings
	Revenue	income	per share *	revenue	income	per share *
2007:
As reported	$1,183,045	$34,885	$0.35	$3,173,384	$80,672	$0.80
Acquisitions	9,943	1,651	0.01	16,652	1,557	0.02

Total	$1,192,988	$36,536	0.36	$3,190,036	$82,229	0.82

2006:
As reported	$946,321	$30,488	$0.31	$2,610,094	$84,316	$0.85
Acquisitions	15,099	1,258	0.01	75,667	3,408	0.04

Total	$961,420	$31,746	0.32	$2,685,761	$87,724	0.89

*	Diluted pro forma earnings per share were calculated using 100,347,982 and 100,223,934 diluted ordinary shares for the three and nine month periods ended October 31, 2007, respectively, and 99,807,535 and 98,715,465 diluted ordinary shares for the three and nine month periods ended October 31, 2006, respectively.
Accounting for Sale of Stock by a Subsidiary

The company accounts for sales of stock by a subsidiary under Staff Accounting Bulletin (SAB) No. 51, Accounting for Sales of Stock of a Subsidiary (SAB 51). As permitted under SAB 51, the Company records the difference between the carrying amount of the Company’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary as either a gain or loss in the consolidated income statement. These gains or losses are included in other income.  During the three and nine month periods ended October 31, 2007, the Company recorded a pre-tax gain of $2,471 from the issuances of stock by a majority-owned indirect subsidiary in connection with the Newlog Merger.
Currency Transactions
Included in other income for the three and nine month periods ended October 31, 2007 are gains on foreign exchange of $751 and $217, respectively.  Gains on foreign exchange were $276 and $208 for the three and nine months ended October 31, 2006 respectively.
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
In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF No. 06-11). EITF No. 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in common stock. The amount recognized in common stock should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF No. 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning on February 1, 2008. The Company does not expect the adoption of EITF No. 06-11 to have a significant effect on its consolidated result of operations and financial position.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), or (R), Business Combinations.  This Statement retained the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified or each business combination.  This Statement, which is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the effect SFAS No. 141(R) may have on its consolidated results of operations and financial position.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51.  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently assessing the effect SFAS No. 160 may have on its consolidated results of operations and financial position.
NOTE 3. Earnings per Share

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$34,885	$30,488	$80,672	$84,316
Weighted average number of ordinary shares	99,274,975	97,300,123	99,017,693	96,368,125

Basic earnings per share	$0.35	$0.31	$0.81	$0.87

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Diluted earnings per share:
Net income	$34,885	$30,488	$80,672	$84,316
Weighted average number of ordinary shares	99,274,975	97,300,123	99,017,693	96,368,125
Incremental shares required for diluted earnings per share related to stock options	1,073,007	2,507,412	1,206,241	2,347,340

Diluted weighted average number of ordinary shares	100,347,982	99,807,535	100,223,934	98,715,465

Diluted earnings per share	$0.35	$0.31	$0.80	$0.85

Cash dividends declared per share	$—	$—	$0.06	$0.06

There were options to purchase 355,954 and 281,218 ordinary shares outstanding for the three and nine month periods ended October 31, 2007, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive. There were 328,248 and 279,478 such anti-dilutive options outstanding for the three and nine month periods ended October 31, 2006, respectively.
NOTE 4. Other Comprehensive Income

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Net income	$34,885	$30,488	$80,672	$84,316
Other comprehensive income (loss), net of tax:
Foreign exchange translation adjustments	33,570	(12,892)	56,791	(18,041)
Amortization of unrecognized net pension loss	(71)	—	(207)	—

Comprehensive income	$68,384	$17,596	$137,256	$66,275

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

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended October 31, 2007
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total
Gross revenue	$299,404	$166,332	$214,761	$133,581	$194,873	$152,896	$21,198	$—	$1,183,045

Net revenue	$90,665	$46,224	$125,346	$25,987	$22,638	$61,379	$18,794	$—	$391,033
Staff costs	49,647	23,740	72,893	11,306	7,570	27,793	8,422	5,356	206,727
Depreciation and amortization	2,169	629	2,997	564	627	2,059	486	536	10,067
Amortization of intangible assets	—	—	1,777	—	112	—	162	—	2,051
Other operating expenses	26,143	12,904	38,344	5,618	6,185	21,512	8,201	4,436	123,343

Operating income/(loss)	$12,706	$8,951	$9,335	$8,499	$8,144	$10,015	$1,523	$(10,328)	48,845

Interest income									2,734
Interest expense									(6,656)
Other income									3,224

Pretax income									48,147
Provision for income taxes									(12,360)

Income before minority interests									$35,787

Capital expenditures	$5,236	$1,561	$1,981	$602	$672	$6,001	$598	$7,290	$23,941

Segment assets at quarter-end	$434,012	$233,239	$516,985	$186,067	$178,682	$345,713	$129,754	$28,208	$2,052,660

	Three months ended October 31, 2006
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total
Gross revenue	$221,488	$141,157	$179,616	$106,947	$154,698	$126,774	$15,641	$—	$946,321

Net revenue	$66,440	$40,361	$97,008	$21,620	$22,435	$54,751	$13,615	$—	$316,230
Staff costs	37,723	22,691	53,597	9,593	6,046	24,000	5,669	3,556	162,875
Depreciation and amortization	1,624	608	2,223	468	520	2,077	291	528	8,339
Amortization of intangible assets	—	—	1,788	—	111	—	150	—	2,049
Other operating expenses	17,349	12,901	29,034	4,811	5,179	21,036	3,901	3,425	97,636

Operating income/(loss)	$9,744	$4,161	$10,366	$6,748	$10,579	$7,638	$3,604	$(7,509)	45,331

Interest income									1,880
Interest expense									(5,922)
Other income									276

Pretax income									41,565
Provision for income taxes									(10,153)

Income before minority interests									$31,412

Capital expenditures	$2,396	$2,518	$2,334	$428	$1,151	$1,924	$3,045	$27	$13,823

Segment assets at quarter-end	$282,163	$212,245	$422,893	$137,345	$135,606	$274,713	$98,959	$15,919	$1,579,843

	Nine months ended October 31, 2007
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total
Gross revenue	$799,410	$451,974	$618,717	$359,988	$458,593	$428,014	$56,688	$—	$3,173,384

Net revenue	$250,122	$129,177	$358,316	$72,230	$61,491	$172,302	$50,284	$—	$1,093,922
Staff costs	137,769	71,083	203,343	33,404	22,623	79,383	23,220	16,535	587,360
Depreciation and amortization	6,053	1,830	9,471	1,625	1,829	5,770	1,284	1,442	29,304
Amortization of intangible assets	—	—	5,279	—	336	—	474	—	6,089
Other operating expenses	73,450	36,149	110,046	16,300	17,875	60,932	19,484	13,357	347,593

Operating income/(loss)	$32,850	$20,115	$30,177	$20,901	$18,828	$26,217	$5,822	$(31,334)	123,576

Interest income									7,683
Interest expense									(19,434)
Other income									2,690

Pretax income									114,515
Provision for income taxes									(31,248)

Income before minority interests									$83,267

Capital expenditures	$10,320	$5,126	$5,965	$2,529	$1,788	$11,605	$1,340	$8,659	$47,332

Segment assets at quarter-end	$434,012	$233,239	$516,985	$186,067	$178,682	$345,713	$129,754	$28,208	$2,052,660

	Nine months ended October 31, 2006
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total
Gross revenue	$621,444	$379,429	$482,138	$315,066	$384,208	$378,806	$49,003	$—	$2,610,094

Net revenue	$184,711	$113,630	$272,847	$60,306	$58,089	$160,250	$43,436	$—	$893,269
Staff costs	91,016	67,657	156,007	28,263	18,769	71,513	17,748	10,131	461,104
Depreciation and amortization	4,643	1,683	6,475	1,303	1,378	5,609	926	1,543	23,560
Amortization of intangible assets	—	—	5,256	—	340	—	496	—	6,092
Other operating expenses	51,285	32,671	80,167	13,933	14,808	59,720	13,643	10,475	276,702

Operating income/(loss)	$37,767	$11,619	$24,942	$16,807	$22,794	$23,408	$10,623	$(22,149)	125,811

Interest income									5,835
Interest expense									(16,430)
Other income									208

Pretax income									115,424
Provision for income taxes									(27,849)

Income before minority interests									$87,575

Capital expenditures	$7,606	$8,695	$3,291	$2,006	$2,347	$6,836	$4,043	$42	$34,866

Segment assets at quarter-end	$282,163	$212,245	$422,893	$137,345	$135,606	$274,713	$98,959	$15,919	$1,579,843

The following table shows the gross and net revenues attributable to the Company’s principal services.

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Gross revenues:
Airfreight forwarding	$469,307	$374,406	$1,201,560	$1,023,508
Ocean freight forwarding	299,580	244,044	796,994	684,793
Customs brokerage	25,209	22,147	71,099	63,971
Contract logistics	164,335	119,946	466,232	343,791
Distribution	128,982	127,346	372,468	329,696
Other	95,632	58,432	265,031	164,335

Total	$1,183,045	$946,321	$3,173,384	$2,610,094

Net revenues:
Airfreight forwarding	$101,923	$87,045	$281,182	$243,419
Ocean freight forwarding	45,944	39,815	125,694	107,625
Customs brokerage	24,305	21,509	68,702	62,304
Contract logistics	141,346	102,136	400,826	296,728
Distribution	37,999	41,439	108,601	111,409
Other	39,516	24,286	108,917	71,784

Total	$391,033	$316,230	$1,093,922	$893,269

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the nine months ended  October 31, 2007 are as follows:

			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Total
Balance as of February 1, 2007	$41,999	$19,275	$221,510	$33,441	$42,473	$19,179	$48,639	$426,516
Acquisitions and contingent earn-out payments	23,372	13,257	898	22,725	22,699	13,191		96,142
Foreign currency translation and other adjustments	6,311	3,133	13,564	5,364	4,836	3,117	(6,043)	30,282

Balance as of October 31, 2007	$71,682	$35,665	$235,972	$61,530	$70,008	$35,487	$42,596	$552,940

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the required annual impairment test during the second quarter. No impairment was required based on the results of the annual goodwill impairment test.

The amortizable intangible assets as of October 31, 2007 and January 31, 2007 relate primarily to the estimated fair value of the customer contracts and relationships acquired in respect of certain acquisitions. The carrying values of amortizable intangible assets as of October 31, 2007 and January 31, 2007 are as follows:

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of October 31, 2007:
Customer contracts and relationships	$71,816	$(18,862)	$52,954
Non-compete agreements	3,258	(2,391)	867
Other	1,370	(666)	704

Total	$76,444	$(21,919)	$54,525

As of January 31, 2007:
Client contracts and relationships	$68,904	$(13,006)	$55,898
Non-compete agreements	2,725	(2,343)	382
Other	1,370	(476)	894

Total	$72,999	(15,825)	57,174

Amortization expense totaled $2,051 and $6,089 for the three and nine months ended October 31, 2007, respectively, and $2,049 and $6,092 for the three and nine months ended October 31, 2006, respectively. The following table shows the expected amortization expense for these intangible assets for the current and each of the next four fiscal years ending January 31,

2008	$8,506
2009	8,371
2010	7,723
2011	7,482
2012	6,484
In addition to the amortizable intangible assets, the Company also had $8,089 and $7,194 of intangible assets not subject to amortization as of October 31, 2007 and January 31, 2007, respectively, related to trademarks acquired primarily with International Healthcare Distributors (Pty.) Limited.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental non-cash investing and financing activities and the supplemental cash flow information.

	Nine months ended
	October 31,
	2007	2006
Net cash paid for:
Interest	$16,768	$7,081
Income taxes	29,198	31,712
Non-cash activities:
Capital lease obligations incurred to acquire assets	23,612	18,851
Value of shares issued as acquisition earn-out payment	—	34,935
Adjustment to initially adopt FIN No. 48	4,010	—
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
NOTE 8. Contingencies
From time to time, the Company is a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of business. As of October 31, 2007, the Company was not a party to any material litigation except as described below.
In July 2007, the Company responded to a subpoena from the United States Department of Justice (U.S. DOJ) in connection with its investigation into the pricing practices of a number of foreign and domestic air carriers. On October 10, 2007, the U.S. DOJ disclosed that it was investigating alleged anti-competitive behavior in the international freight forwarding industry. In connection with this investigation, the U.S. DOJ executed a search warrant on a subsidiary of the Company on October 10, 2007. Also on October 10, 2007, the Company understands that the European Commission announced that it had carried out unannounced inspections at the premises of various freight forwarding providers in Europe. On the same day, UTi received a notice from the Canadian Competition Bureau that the Bureau has commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that UTi preserve any records relevant to such investigation. On October 11, 2007, the U.S. DOJ served a Company subsidiary with a subpoena in connection with the U.S. DOJ investigation of the international freight forwarding industry. On October 25, 2007, a subsidiary of the Company received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that the Company provide documents and information as it relates to New Zealand. The Company is continuing to cooperate with all these investigations.
As previously disclosed by the Company in its Form 10-Q for the period ended July 31, 2007, an indirect subsidiary of the Company received a subpoena on August 3, 2007 relating to a pending multi-party proceeding in the United States District Court Eastern District of New York (In re Air Cargo Shipping Services Antitrust Litigation) involving certain surcharges imposed by a number of air cargo carriers. The Company is not named as a defendant in this action. That subpoena has been withdrawn, but the Company’s indirect subsidiary received an additional subpoena dated October 18, 2007 relating to such proceeding asking the Company’s subsidiary to produce documentation and data, including documents the Company has disclosed to governmental entities.
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $14,742 based on exchange rates as of October 31, 2007.
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. In addition certain proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties were instituted against the Company, and were settled during the three months ended October 31, 2007, for $700.
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
The net periodic pension expense for the Company’s defined benefit plans consists of:

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Service cost component	$440	$392	$1,320	$1,174
Interest cost component	590	516	1,770	1,550
Expected return on assets	(528)	(502)	(1,584)	(1,506)
Amortization of unrecognized net loss	100	112	300	334

Net periodic pension expense	$602	$518	$1,806	$1,552

For the nine months ended October 31, 2007, the Company contributed approximately $1,933 to its pension plans.
NOTE 10. Share-Based Compensation
Share-Based Compensation Plans
As of October 31, 2007, the Company had the following share-based compensation plans: the 2000 Employee Share Purchase Plan; 2004 Long Term Incentive Plan (LTIP); 2000 Stock Option Plan; 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan); and Non-Employee Directors Share Option Plan (Directors Option Plan).
2000 Employee Share Purchase Plan
The Company’s 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) with an opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan (as adjusted for stock splits and other similar events as provided for in the plan). The purchase price is equal to 85% of the fair market value of the Company’s ordinary shares on the first day of each offering period. Employee payroll deductions cannot exceed 10% of a participant’s current compensation and are subject to an annual maximum of $25.
2004 Long-Term Incentive Plan
The Company’s LTIP provides for the issuance of a variety of awards, including options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units, deferred share units, and performance based awards. This plan allows for the grant of incentive and non-qualified stock options. 6,000,000 shares were originally reserved for issuance under this plan when it was adopted (as adjusted for stock splits and other similar events as provided for in the plan). Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. The maximum contractual term of the options granted under this plan is 10 years. Restricted share units vest and convert into ordinary shares of the Company generally over a period between three and five years from the grant date, however the term of vesting may differ when it is established at the time of grant. Granted but unvested restricted share units are generally forfeited upon termination of employment. Performance based awards vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met.
2000 Stock Option Plan
The Company’s 2000 Stock Option Plan provided for the issuance of options to purchase ordinary shares to the Company’s directors, executives, employees and consultants. This plan allowed for the grant of incentive and non-qualified stock options. With the approval of the LTIP in February 2004, any options outstanding under the 2000 Stock Option Plan which are cancelled, terminated or otherwise forfeited by the participants or optionees will not be made available for reissuance under the 2000 Stock Option Plan. In addition, no further options will be granted under this plan. The maximum contractual term of the options in this plan is 10 years.
2004 Non-Employee Directors Share Incentive Plan
The Company’s 2004 Directors Incentive Plan provides for the issuance of restricted shares and restricted share units to the Company’s non-employee directors. A total of 600,000 shares were originally reserved for issuance under this plan (as adjusted for stock splits and other similar events as provided for in the plan). The restricted share units vest and convert into the right to receive ordinary shares of the Company at the annual meeting which follows the award. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares.
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

Valuation Assumptions
The foregoing impact of stock option compensation costs was determined under the Black-Scholes Model using the following weighted average assumptions:

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Risk free rate of return, annual	5%	5%	5%	5%
Expected term	8 years	8 years	7.5 years	7.5 years
Expected volatility	38%	38%	37%	38%
Dividend yield	0.2%	0.2%	0.2%	0.2%
The Company’s computation of expected volatility for the three and nine month periods ended October 31, 2007 and 2006 is based on historical volatility of our stock. The Company’s computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk free rate of return for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
Share-Based Compensation Activity
A summary of the LTIP option activity for the nine months ended October 31, 2007 is as follows:

	2004 LTIP
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2007	2,010,731	$20.86
Options granted	11,295	25.23
Options exercised	(80,525)	16.47
Options cancelled/forfeited	(10,882)	22.05

Outstanding balance at October 31, 2007	1,930,619	21.07	7.3 years	$9,990

Exercisable balance at October 31, 2007	675,890	$18.02	6.9 years	$5,161

The aggregate intrinsic value for the LTIP is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 1,597,308 options that were in-the-money as of October 31, 2007. The weighted average grant-date fair value of options granted in the three and nine month periods ended October 31, 2007 was $0 and $25.23, respectively. The weighted average grant-date fair value of options granted in the three and nine month periods ended October 31, 2006 was $0 and $13.75, respectively. During the three and nine month periods ended October 31, 2007, the aggregate intrinsic value of options exercised under the LTIP was $401 and $971, respectively, determined as of the date of option exercise. During the three and nine month periods ended October 31, 2006, the aggregate intrinsic value of options exercised under the LTIP was $202 and $783, respectively, determined as of the date of option exercise.
The following table summarizes the activity under the LTIP for the nonvested restricted share units for the nine months ended October 31, 2007:

	2004 LTIP
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	share	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2007	700,795	$21.22
Units granted	562,410	24.69
Units vested	(251,270)	18.29
Units cancelled	(458)	27.84

Outstanding balance at October 31, 2007	1,011,477	23.98	3.1 years	$25,803

A summary of the 2000 Stock Option Plan option activity for the nine months ended October 31, 2007 is as follows:

	2000 Stock Option Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2007	2,358,245	$6.85
Options exercised	(301,901)	7.66

Outstanding balance at October 31, 2007	2,056,344	6.74	4.1 years	$38,606

Exercisable balance at October 31, 2007	2,056,344	$6.74	4.1 years	$38,606

The aggregate intrinsic value for the 2000 Stock Option Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the 2,056,344 options that were in-the-money as of October 31, 2007. During the three and nine month periods ended October 31, 2007, the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $1,250 and $5,912, respectively, determined as of the date of option exercise. During the three and nine month periods ended October 31, 2006, the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $6,574 and $36,234, respectively, determined as of the date of option exercise.
The following table summarizes the activity under the 2004 Directors Incentive Plan for the nonvested restricted share units or restricted shares for the nine months ended October 31, 2007:

	2004 Directors Incentive Plan
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	share	grant date	contractual	intrinsic
	units	fair value	term	value
Outstanding balance at January 31, 2007	12,800	$26.33
Restricted shares/units granted	13,968	27.71
Units vested	(12,800)	26.33
Outstanding balance at October 31, 2007	13,968	27.71	0.6 years	$356

During the nine month periods ended October 31, 2007 and 2006, the aggregate intrinsic value of restricted share units vested under the 2004 Directors Incentive Plan was $355 and $335, respectively, determined as of the vesting date.

A summary of the Directors Option Plan option activity for the nine months ended October 31, 2007 is as follows:

	Directors Options Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding balance at January 31, 2007	117,000	$9.27
Options exercised	(9,000)	5.47

Outstanding balance at October 31, 2007	108,000	9.59	5.4 years	$1,719

Exercisable balance at October 31, 2007	108,000	$9.59	5.4 years	$1,719

The aggregate intrinsic value for the Directors Option Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 108,000 options that were in-the-money as of October 31, 2007. During the three and nine month periods ended October 31, 2007, the aggregate intrinsic value of options exercised under the Directors Option Plan was $0 and $157, respectively, determined as of the date of option exercise. During the three and nine month periods ended October 31, 2006, the aggregate intrinsic value of options exercised under the Directors Option Plan was $0 and $451, respectively, determined as of the date of option exercise.
As of October 31, 2007, there was approximately $22,010 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.
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
In addition, on July 13, 2006, the Company and certain of its subsidiaries entered into a global credit facility pursuant to an agreement (Facility Agreement) with various financial institutions. The credit facility provides for an aggregate availability of up to $250,000 of borrowings, guarantees and letters of credit and replaced substantially all of the Company’s other existing working capital credit facilities. The Facility Agreement matures on July 13, 2009. The Company’s obligations under the Facility Agreement are guaranteed by the Company and selected subsidiaries.
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

The Senior Notes and Facility Agreement require the Company to comply with certain customary financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated EBITDA and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants, all or a portion of the obligations under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided thereunder would no longer be available. Subsequent to October 31, 2007, the Company entered into an amendment to each of the Facility Agreement and the Note Purchase Agreement, to increase the Company’s capital lease facilities, from $40.0 million to $90.0 million, effective October 31, 2007. At October 31, 2007, we were in compliance with all covenants contained in the Facility Agreement and Note Purchase Agreement, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.
Overview
UTi Worldwide Inc. and its subsidiaries, which we refer to as the company or UTi, is an international, non-asset-based supply chain services and solutions company that provides airfreight and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services. The company serves its customers through a worldwide network of freight forwarding offices, and contract logistics and distribution centers.
The company’s operations are principally managed by geographic region and by services offered. As discussed in Note 1, “Presentation of Financial Statements”, in our consolidated financial statements included in this quarterly report, during the first quarter of fiscal 2008, we realigned our operations into the following reportable segments: EMENA; Americas Freight Forwarding; Americas Contract Logistics and Distribution; Asia Pacific; Greater China; Africa; Global Specialized Solutions; and Corporate. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. Corporate includes the corporate office, eliminations and other entities. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131), all prior period segment information was reclassified to conform to this new financial reporting presentation.
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
During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to our March 2006acquisition of Market Industries, Ltd., which we refer to as Market Transport Services, we changed our disclosure of gross revenues and net revenues by the company’s principal services. As a result, distribution revenues are now separately reported. In previous periods, distribution revenues had been combined with other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our contract logistics services have been reclassified to distribution. There were no changes in airfreight forwarding, ocean freight forwarding, and customs brokerage revenues.
Our growth in gross revenue and net revenue for the three and nine month periods ended October 31, 2007 (which we refer to as the third quarter of fiscal 2008 and the first three quarters of fiscal 2008, respectively) compared to the three and nine month periods ended October 31, 2006 (which we refer to as the third quarter of fiscal 2007 and the first three quarters of fiscal 2007, respectively) resulted primarily from the growth of our existing operations along with growth which we attribute to our acquisitions, and the impact of favorable exchange rates as compared to the U.S. dollar.
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
We are undertaking a large scale IT development project which we refer to as “4asONE.” This project is aimed at establishing a single system and set of global processes for our freight forwarding business and global financial management and is designed to increase efficiency through the adoption of new technologies, the alignment of processes within our company and other measures. The project, currently in the beginning stages of design and development, is going to be phased in over a period of years with development expected to commence during fiscal year 2010 and continue through fiscal 2012. Through fiscal year 2012, we expect the costs of the 4asONE project to ramp up over time to a current estimated total of approximately $83.0 million. As with any significant IT development program, we face various challenges and risks with regard to our 4asONE project, including risks associated with cost increases and changes to our anticipated cost structure, technical difficulties and delays associated with the development and implementation of 4asONE. In addition, the anticipated benefits from this project may not materialize when or how as we expect.
Termination Notice
We have received written notification from Wal*Mart that, effective March 1, 2008, Wal*Mart is terminating its outsourcing agreement with UTi for its warehouse facility in Baytown, Texas. We are currently working with Wal*Mart on a transition plan for these services. The company has been told by Wal*Mart that this decision was based on Wal*Mart’s desire to in-source these services. The company does not expect to incur any material shutdown costs associated with the termination of this agreement. We project that this contract will contribute net revenues of approximately $45 million and earnings per share of approximately 3-4 cents for fiscal 2008.
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
Acquisitions that we completed on or after August 1, 2006 affect the comparison of our operating results between the third quarter of fiscal 2008 versus the comparable prior-year period. Acquisitions that we completed on or after February 1, 2006 affect the comparison of our operating results between the first three quarters of fiscal 2008 versus the comparable prior-year period.
Effective August 17, 2007, we acquired the remaining outstanding shares of our South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries Co-ordinated Materials Handling (Pty) Ltd. and UTi CMH Sub Assembly (Pty) Ltd., of which we had already owned 50%, for a total consideration of approximately $12.7 million.
Effective September 6, 2007, we acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary) Limited and its subsidiaries, which we collectively refer to as CSC, for an initial cash payment of approximately $5.2 million, net of cash received. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. In addition to the initial payment and subject to certain regulations coming into effect, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8.0 million, based on a recalculation of CSC’s earnings from September 1, 2006 through the effective date of the acquisition. There is a limitation of between three and five years within which these regulations need to come into effect.
Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6.5 million in cash. Effective October 8, 2007, the Company completed a merger agreement pursuant to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. We refer to the merger agreement with Newlog as the Newlog Merger. The merged entities were determined to be of equal value and no consideration was paid or received. Effective October 16, 2007, the Company acquired certain assets and liabilities of Transclal Trade Ltd., an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $34.5 million in cash. Together we refer to the acquisition of the shares of Newlog, the Newlog Merger, and the acquisition of certain assets and liabilities of Transclal Trade Ltd., as the Israel Acquisition. The allocation of the final purchase price to the acquired assets and assumed liabilities for the Israel Acquisition has not yet been finalized.
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

Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan, anticipated changes in certain tax benefits, anticipated costs associated with the 4asOne project and the anticipated outcome of litigation. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the company’s expectation that its gross and net revenue will increase due to contributions from acquisitions; integration risks associated with acquisitions; a challenging operating environment; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and Europe; risks of international operations; risks associated with, and costs and expense the company will incur as a result of, the ongoing publicly announced U.S. Department of Justice and other governmental investigations into the pricing practices of air carriers and freight forwards; the success and effects of new strategies; and the other risks and uncertainties described in the company’s filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s annual report on Form 10-K for the fiscal year ended January 31, 2007 (together with any amendments thereto or additions and changes thereto contained in any subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results of operations for the third quarter and first three quarters of fiscal 2008 compared to the third quarter and first three quarters of fiscal 2007. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2007, which are included in our annual report on Form 10-K for the year ended January 31, 2007, on file with the SEC. Our consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

Segment Operating Results
The company’s operations are principally managed by geographic region and by services offered. As discussed above in Note 1 of our Notes to Consolidated Financial Statements, during the first quarter of fiscal 2008, we realigned our operations into the following reportable segments: EMENA; Americas Freight Forwarding; Americas Contract Logistics and Distribution; Asia Pacific; Greater China; Africa; Global Specialized Solutions; and Corporate. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. Corporate includes the corporate office, eliminations and other entities. In accordance with SFAS No. 131, all prior period segment information was reclassified to conform to this new financial reporting presentation.
During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to our acquisition of Market Transport Services in March 2006, we changed our disclosure of gross revenues and net revenues by the company’s principal services. As a result, distribution revenues are now separately reported. In previous periods, distribution revenues had been combined with other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our contract logistics services have been reclassified to distribution. There no changes in airfreight forwarding, ocean freight forwarding, and customs brokerage revenues.
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services (including contract logistics services) are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by segment for the three and nine months ended October 31, 2007 and 2006, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands).

	Three months ended October 31,
	2007			2006
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
EMENA	$299,404	$90,665	$12,706	$221,488	$66,440	$9,744
Americas Freight Forwarding	166,332	46,224	8,951	141,157	40,361	4,161
Americas Contract Logistics and Distribution	214,761	125,346	9,335	179,616	97,008	10,366
Asia Pacific	133,581	25,987	8,499	106,947	21,620	6,748
Greater China	194,873	22,638	8,144	154,698	22,435	10,579
Africa	152,896	61,379	10,015	126,774	54,751	7,638
Global Specialized Solutions	21,198	18,794	1,523	15,641	13,615	3,604
Corporate	—	—	(10,328)	—	—	(7,509)

Total	$1,183,045	$391,033	$48,845	$946,321	$316,230	$45,331

	Change to three months ended October 31, 2007
	from three months ended October 31, 2006
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	Revenue	revenue	income
EMENA	$77,916	$24,225	$2,962	35%	36%	30%
Americas Freight Forwarding	25,175	5,863	4,790	18	15	115
Americas Contract Logistics and Distribution	35,145	28,338	(1,031)	20	29	(10)
Asia Pacific	26,634	4,367	1,751	25	20	26
Greater China	40,175	203	(2,435)	26	1	(23)
Africa	26,122	6,628	2,377	21	12	31
Global Specialized Solutions	5,557	5,179	(2,081)	36	38	(58)
Corporate	—	—	(2,819)	—	—	(38)

Total	$236,724	$74,803	$3,514	25%	24%	8%

	Nine months ended October 31,
	2007			2006
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	income	revenue	revenue	income
EMENA	$799,410	$250,122	$32,850	$621,444	$184,711	$37,767
Americas Freight Forwarding	451,974	129,177	20,115	379,429	113,630	11,619
Americas Contract Logistics and Distribution	618,717	358,316	30,177	482,138	272,847	24,942
Asia Pacific	359,988	72,230	20,901	315,066	60,306	16,807
Greater China	458,593	61,491	18,828	384,208	58,089	22,794
Africa	428,014	172,302	26,217	378,806	160,250	23,408
Global Specialized Solutions	56,688	50,284	5,822	49,003	43,436	10,623
Corporate	—	—	(31,334)	—	—	(22,149)

Total	$3,173,384	$1,093,922	$123,576	$2,610,094	$893,269	$125,811

	Change to nine months ended October 31, 2007
	from nine months ended October 31, 2006
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	revenue	revenue	Income	Revenue	revenue	income
EMENA	$177,966	$65,411	$(4,917)	29%	35%	(13)%
Americas Freight Forwarding	72,545	15,547	8,496	19	14	73
Americas Contract Logistics and Distribution	136,579	85,469	5,235	28	31	21
Asia Pacific	44,922	11,924	4,094	14	20	24
Greater China	74,385	3,402	(3,966)	19	6	(17)
Africa	49,208	12,052	2,809	13	8	12
Global Specialized Solutions	7,685	6,848	(4,801)	16	16	(45)
Corporate	—	—	(9,185)	—	—	(41)

Total	$563,290	$200,653	$(2,235)	22%	22%	(2)%

All of our segments reported improvements in gross and net revenues for the third quarter and first three quarters of fiscal 2008 when compared to the corresponding prior year periods.
Our EMENA segment showed improvements in gross and net revenues for the third quarter and first three quarters of fiscal 2008 versus the comparable prior year periods primarily due to organic growth in air and ocean freight forwarding and other revenues, which were driven primarily by higher shipment volumes and yields during the third quarter and first three quarters of fiscal 2008 compared to the comparable prior year periods and due to increases in our contract logistics gross and net revenues during the third quarter and first three quarters of fiscal 2008 compared to the corresponding prior year periods. Our acquisitions, primarily Cargoforte in January 2007, also contributed to the increases in our gross and net revenues in EMENA. We estimate that the impact of currency exchange rates on our gross and net revenues for our EMENA segment, when reported in U.S. dollars, was favorable by approximately 13% in the third quarter and 11% in the first three quarters of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year periods. In the third quarter and first three quarters of fiscal 2007 our operating expenses were increased by $1.1 and reduced by $12.6, respectively due to staff costs related to the SLi Share-based Compensation Arrangement. The arrangement was classified as a liability and the decrease in the market price of our ordinary shares reduced the amount of compensation expense we recorded. See Note 10 to consolidated financial statements. No staff cost (or credit or reduction) was recognized in the third quarter or first three quarters of fiscal 2008 for the SLi Share-based Compensation Arrangement.
The increases in gross and net revenues in our Americas Freight Forwarding segment for the third quarter and first three quarters of fiscal 2008 as compared to the comparable prior year periods of fiscal 2007 were due primarily to the organic growth in gross and net revenues in our airfreight and ocean freight services. The increases in both airfreight and ocean freight gross and net revenues was primarily driven by higher shipment volumes during the third quarter and first three quarters of fiscal 2008 compared to the comparable prior year periods, particularly from our operations in the U.S.
The increases in gross and net revenues in our Americas Contract Logistics and Distribution segment for the third quarter and first three quarters of fiscal 2008 as compared to the comparable prior year periods of fiscal 2007 were due primarily to the contributions to gross and net revenues from our November 2006 acquisition of Span, as well as organic growth resulting from a number of new contracts. The increase in contract logistics net revenues in the third quarter of fiscal 2008 were partially offset from declines in our distribution net revenues from certain components of our Market Transport Services operations as a result of a softened

U.S. domestic trucking environment. We do not expect net revenues from our Market Transport Services operations to increase significantly for the remainder of fiscal 2008 and into fiscal 2009 as a result of the current U.S. trucking market conditions.
Contract logistics margins were negatively impacted in the third quarter by staff costs of $3.4 million incurred in connection with a new operation in the Americas. Revenue has not been recognized for this portion of the costs, as we are currently engaged in negotiations with the client to resolve a contract dispute related to this operation. If we cannot resolve this matter satisfactorily, it is likely to have a negative impact of approximately one cent per share per quarter for the remaining four years of the contract.
Gross and net revenues in our Asia Pacific segment increased during the third quarter and first three quarters of fiscal 2008 when compared to the third quarter and first three quarters of fiscal 2007 primarily due to organic growth in our ocean freight and other services. At the operating income line, our Asia Pacific segment continued to be one of our highest operating profit margin segments, calculated by dividing operating income for the segment by net revenues for the segment, reporting operating profit margins of approximately 33% and 29% for the third quarter and first three quarters of fiscal 2008, respectively. The higher operating profit margin in this segment resulted primarily from having a lower cost structure than our other segments. We estimate that the impact of currency exchange rates on our gross and net revenues for our Asia Pacific segment, when reported in U.S. dollars, was favorable by approximately 10% in the third quarter and 9% in the first three quarters of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year periods.
Gross and net revenues in our Greater China segment increased during the third quarter and first three quarters of fiscal 2008 when compared to the third quarter and first three quarters of fiscal 2007 primarily due to organic growth in our air and ocean freight service as a result of higher shipment volumes. Our airfreight net revenues in the third quarter and first three quarters of fiscal 2008 were negatively impacted by a decrease in airfreight yields. We do not expect airfreight net revenues in our Greater China segment to experience a significant increase for the fourth quarter of fiscal 2008 when compared to the prior year comparable period as a result of the continued pressure on yields from this region. We estimate that the impact of currency exchange rates on our gross and net revenues for our Greater China segment, when reported in U.S. dollars, was favorable by approximately 4% in the third quarter and 3% in the first three quarters of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year periods.
The increases in gross and net revenues in our Africa segment during the third quarter and first three quarters of fiscal 2008 when compared to the third quarter and first three quarters of fiscal 2007 for our Africa segment resulted primarily from organic growth in our air and ocean freight forwarding due to increased levels of business, especially exports out of South Africa and, to a lesser degree to increased levels of business in our contract logistics services. We estimate that the impact of currency exchange rates on our gross and net revenues for our Africa segment, when reported in U.S. dollars, was approximately 8% favorable in the third quarter and an unfavorable 4% in the first three quarters of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year periods.
The increase in gross and net revenues during the third quarter and first three quarters of fiscal 2008 in our Global Specialized Solutions segment when compared to the third quarter and first three quarters of fiscal 2007 for our Global Specialized Solutions segment resulted primarily as a result of organic growth. We experienced a decrease in our operating income in our Global Specialized Solutions segment in the third quarter of fiscal 2008 as compared to the comparable prior year period primarily from our International Healthcare Distributors (Pty.) Limited operations, located in South Africa, which we refer to as IHD. We estimate that the impact of currency exchange rates on our gross and net revenues for our South African operations, when reported in U.S. dollars, was approximately 8% favorable in the third quarter and an unfavorable 5% in the first three quarters of fiscal 2008 when compared to the currency exchange rates in effect in the corresponding prior year periods.

Because of the integrated nature of our business, with global customers being served by more than one of our geographic segments and with at least two segments often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by segments.
By service line, our total increase in gross revenue of $236.7 million, or 25%, in the third quarter of fiscal 2008 over the third quarter of fiscal 2007 was due to increases in airfreight forwarding of $94.9 million, contract logistics of $44.4 million, ocean freight forwarding of $55.5 million, other revenue of $37.2 million, customs brokerage of $3.1 million and distribution of $1.6 million. For the first three quarters of fiscal 2008, our total increase in gross revenue of $563.3 million, or 22%, compared to the corresponding prior year period was due to increases in airfreight forwarding of $178.1 million, contract logistics of $122.4 million, other revenue of $100.7 million, ocean freight forwarding of $112.2 million, distribution of $42.8 million and customs brokerage of $7.1 million.
We estimate that organic growth accounted for approximately $142.8 million and $347.3 million of the aggregate increases in gross revenue for the third quarter and first three quarters of fiscal 2008 versus the comparable prior year periods, respectively, while the balance of the growth for both periods was comprised primarily of the impact of acquisitions and the impact of favorable currency exchange rates when reported in U.S. dollars when compared to the currency exchange rates in effect in the corresponding prior year periods.
We believe that net revenue is a better measure than gross revenue of the importance to us of our various services since our gross revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Net revenue derived from freight forwarding generally is shared between the points of origin and destination. Our gross revenue in our other service lines includes only commissions and fees earned by us and is substantially the same as our net revenue.

The following table shows our net revenues and our operating expenses for the periods presented, expressed as a percentage of total net revenues.

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Net revenues:
Airfreight forwarding	26%	27%	26%	27%
Ocean freight forwarding	12	13	11	12
Customs brokerage	6	7	6	7
Contract logistics	36	32	37	33
Distribution	10	13	10	13
Other	10	8	10	8

Total net revenues	100	100	100	100

Staff costs	53	52	54	52
Depreciation and amortization	3	3	3	3
Amortization of intangible assets	1	1	1	1
Other operating expenses	32	31	32	31

Operating income	12	14	11	14
Interest income	1	1	1	1
Interest expense	(2)	(2)	(2)	(2)
Other income	1	*	*	*

Pretax income	12	13	10	13
Provision for income taxes	(3)	(3)	(3)	(3)
Minority interests	*	*	*	*

Net income	9%	10%	7%	9%

*	Less than one percent.
Three months ended October 31, 2007 compared to three months ended October 31, 2006
Net revenue increased $74.8 million, or 24%, to $391.0 million for the third quarter of fiscal 2008 compared to $316.2 million for the third quarter of fiscal 2007. Our net revenue increase resulted primarily from organic growth from operations in all our segments totaling approximately $35.0 million, contributions of approximately $21.9 million from our acquisitions made since November 2006 and to a lesser degree by the impact of generally favorable currency exchange rates estimated to be approximately $17.9 million when reported in U.S. dollars during the third quarter of fiscal 2008 when compared to the currency exchange rates in effect in the third quarter of fiscal 2007.
Airfreight forwarding net revenue increased $14.9 million, or 17%, to $101.9 million for the third quarter of fiscal 2008 compared to $87.0 million for the corresponding prior year period. This increase primarily resulted from organic growth in our EMENA, Americas Freight Forwarding and Africa segments due to higher airfreight shipment volumes, which resulted in higher airfreight forwarding net revenue during the third quarter of fiscal 2008 when compared to the third quarter of fiscal 2007. We also experienced increases in airfreight yields in our EMENA and Asia Pacific segments in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, which contributed to our overall increase in airfreight forwarding net revenues. The increase in airfreight net revenue for the third quarter of fiscal 2008 was tempered by the lower yields reported by our Greater China segment.
Ocean freight forwarding net revenue increased $6.1 million, or 15%, to $45.9 million for the third quarter of fiscal 2008 compared to $39.8 million for the third quarter of fiscal 2007. This increase was due primarily to organic growth in all of our segments that provide ocean freight forwarding services, which growth was particularly noticeable in the EMENA segment. This increase was generally a result of higher ocean freight shipment volumes during the third quarter of fiscal 2008 when compared to the third quarter of fiscal 2007.

We also experienced increases in ocean freight yields in our EMENA segment in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, which contributed to our overall increase in ocean freight forwarding net revenues.
Customs brokerage net revenue increased $2.8 million, or 13%, to $24.3 million for the third quarter of fiscal 2008 compared to $21.5 million for the corresponding prior year period. Customs brokerage net revenue increased in the third quarter of fiscal 2008 when compared to the third quarter of fiscal 2007 primarily due to organic growth in our EMENA and Asia Pacific segments.
Contract logistics net revenue increased $39.2 million, or 38%, to $141.3 million for the third quarter of fiscal 2008 compared to $102.1 million for the third quarter of fiscal 2007. This increase resulted from organic growth in all of our segments, primarily our Americas Contract Logistics and Distribution segment and to a lesser degree, to the contributions of our acquisition of Span in November 2006.
Distribution net revenue decreased $3.4 million, or 8%, to $38.0 million for the third quarter of fiscal 2008 compared to $41.4 million for the third quarter of fiscal 2007. This decrease was primarily due to weakness in certain components of our Market Transport Services operations in our Americas Contract Logistics and Distribution segment as a result of the comparatively softened U.S. domestic trucking environment.
Other net revenue, which includes revenue from our other supply chain management services including transportation management, increased $15.2 million, or 63%, to $39.5 million for the third quarter of fiscal 2008 compared to $24.3 million for the third quarter of fiscal 2007. The increase resulted primarily from the impact of our Span acquisition in November 2006 in the Americas Contract Logistics and Distribution segment and to a lesser degree, to the impact of our acquisitions in our EMENA segment, made in the third quarter of fiscal 2007 and later. Additionally, this increase is also attributable to organic growth in our Africa, EMENA and Americas Freight Forwarding segments.
Staff costs increased $43.9 million, or 27%, to $206.7 million for the third quarter of fiscal 2008 from $162.9 million for the corresponding prior year period. The increase is primarily due to increased resources to accommodate the increase in business activity, particularly in our Americas Contract Logistics and Distribution and EMENA segments and to the addition of personnel in connection with our acquisitions which we estimate were responsible for approximately 18% of the total increase in personnel during the period. Staff costs in our contract logistics service line tend to be variable as we must staff to meet demand as our business activities in this service line increase. Additionally, the Company recorded a debit of $1.1 million related to the SLi Share-based Compensation Arrangement to pretax income in the third quarter of fiscal 2007 and no such debit was recognized in the third quarter of fiscal 2008. Total staff costs expressed as a percentage of net revenues increased to 53% in the third quarter of fiscal 2008 from 52% in the third quarter of fiscal 2007. Contract logistics margins were negatively impacted in the third quarter by staff costs of $3.4 million incurred in connection with a new operation in the Americas. Revenue has not been recognized for this portion of the costs, as we are currently engaged in negotiations with the client to resolve a contract dispute related to this operation. If we cannot resolve this matter satisfactorily, it is likely have a negative impact of approximately one cent per share per quarter for the remaining four years of the contract.
Depreciation and amortization expense increased by $1.7 million, or 21%, to $10.1 million for the third quarter of fiscal 2008 over the third quarter of fiscal 2007 primarily due to increases in capital spending for computer equipment and fixtures and fittings during the first three quarters of fiscal 2008 as well as the last quarter of fiscal 2007, along with the impact of our acquisitions made since November 2006. When expressed as a percentage of net revenue, depreciation and amortization expense remained constant at 3% of net revenue in the third quarters of fiscal 2008 and 2007.
Other operating expenses increased by $25.7 million, or 26%, to $123.3 million in the third quarter of fiscal 2008 compared to $97.6 million for the third quarter of fiscal 2007. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and from the additional operating costs incurred by our acquisitions since November 2006. We estimate that approximately $10.0 million of the increase was due to the impact of these acquisitions.

Included in other operating expenses for the third quarter of fiscal 2008 are facilities and communications costs of $40.5 million compared to $31.9 million of such costs for the third quarter of fiscal 2007, representing an increase of 27%. Facilities and communications costs increased in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 primarily as a result of the addition of new locations, including facilities associated with our acquisitions since November 2006. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the third quarter of fiscal 2008, selling, general and administrative costs increased 26% to $82.9 million compared to $65.7 million for the third quarter of fiscal 2007. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007, and, to a lesser degree, the impact of our acquisitions made since November 2006. When expressed as a percentage of net revenue, other operating expenses increased to 32% for the third quarter of fiscal 2008 from 31% for the third quarter of fiscal 2007.
Other income includes a gain of $2.5 million related to the merger of our Israeli subsidiary and Newlog.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Both interest income and interest expense increased in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 by $0.8 million, or 45%, and $0.7 million, or 12%, respectively. Our interest expense increased primarily due to the interest expense associated with the issuance of our $200.0 million Senior Notes on July 13, 2006. Additional information regarding the credit facilities and the Senior Notes is discussed in this item under “Credit Facilities and Senior Notes”.
Our effective income tax rate of 26% in the third quarter of fiscal 2008 was higher than the effective income tax rate of 24% in the corresponding prior year period primarily due to higher proportion of taxable income in the third quarter of fiscal 2008. The majority of “other income” had no associated tax expense which had the impact of lowering the income tax rate for the third quarter of fiscal 2008. Additionally, our overall effective income tax rate is impacted by the geographic composition of our worldwide earnings and in the third quarter of fiscal 2008, we had a higher proportion of taxable income generated in jurisdictions with higher tax rates than in the third quarter of fiscal 2007.
Net income increased by $4.4 million, or 14%, to $34.9 million in the third quarter of fiscal 2008 as compared to the corresponding prior year period. As previously discussed, the company recorded a debit of $1.1 million related to the SLi Share-based Compensation Arrangement to pretax income in the third quarter of fiscal 2007 and no such debit was recognized in the third quarter of fiscal 2008.
Nine months ended October 31, 2007 compared to nine months ended October 31, 2006
Net revenue increased $200.7 million, or 22%, to $1,093.9 million for the first three quarters of fiscal 2008 compared to $893.3 million for the first three quarters of fiscal 2007. Our net revenue increase resulted primarily from organic growth from operations in all our segments totaling approximately $114.1 million, contributions of approximately $66.5 million from our acquisitions made since March 2006 and later, and to a lesser degree by the impact of generally favorable currency exchange rates estimated to be approximately $20.1 million when reported in U.S. dollars during the first three quarters of fiscal 2008 when compared to the currency exchange rates in effect in the first three quarters of fiscal 2007.
Airfreight forwarding net revenue increased $37.8 million, or 16%, to $281.2 million for the first three quarters of fiscal 2008 compared to $243.4 million for the corresponding prior year period. This increase primarily resulted from organic growth in our EMENA, Africa and Americas Freight Forwarding segments due to higher airfreight shipment volumes, which resulted in higher airfreight forwarding net revenue during the first three quarters of fiscal 2008 when compared to the first three quarters of fiscal 2007. We also experienced increases in airfreight yields in our EMENA and Asia Pacific segments in the first three quarters of fiscal 2008 compared to the first three quarters of fiscal 2007, which contributed to our overall increase in airfreight forwarding net revenues.

Ocean freight forwarding net revenue increased $18.1 million, or 17%, to $125.7 million for the first three quarters of fiscal 2008 compared to $107.6 million for the first three quarters of fiscal 2007. This increase was due primarily to organic growth in all of our segments that provide ocean freight forwarding services, which growth was particularly noticeable in the EMENA segment. This increase was generally a result of higher ocean freight shipment volumes during the first three quarters of fiscal 2008 when compared to the first three quarters of fiscal 2007. We also experienced increases in ocean freight yields in our EMENA segment in the first three quarters of fiscal 2008 compared to the first three quarters of fiscal 2007, which contributed to our overall increase in ocean freight forwarding net revenues.
Customs brokerage net revenue increased $6.4 million, or 10%, to $68.7 million for the first three quarters of fiscal 2008 compared to $62.3 million for the corresponding prior year period. Customs brokerage net revenue increased in the first three quarters of fiscal 2008 when compared to the first three quarters of fiscal 2007 primarily due to organic growth in our EMENA, Africa and Asia Pacific segments.
Contract logistics net revenue increased $104.1 million, or 35%, to $400.8 million for the first three quarters of fiscal 2008 compared to $296.7 million for the first three quarters of fiscal 2007. This increase resulted from organic growth in all of our segments, primarily our Americas Contract Logistics and Distribution segment and to a lesser degree, to the contributions of our acquisitions in the Americas Contract Logistics and Distribution segment which were made in March 2006 and later.
Distribution net revenue decreased $2.8 million, or 3%, to $108.6 million for the first three quarters of fiscal 2008 compared to $111.4 million for the first three quarters of fiscal 2007. This increase was primarily in our Americas Contract Logistics and Distribution segment due to the impact of our acquisitions made since March 2006 and to a lesser degree, to the organic growth in our Global Specialized Solutions segment. This increase was partially offset by decreases in certain components of our Market Transport Services operations in our Americas Contract Logistics and Distribution segment as a result of the comparatively softened U.S. domestic trucking environment.
Other net revenue, which includes revenue from our other supply chain management services including transportation management, increased $37.1 million, or 52%, to $108.9 million for the first three quarters of fiscal 2008 compared to $71.8 million for the first three quarters of fiscal 2007. The increase resulted primarily from the impact of our Span acquisition in November 2006 in the Americas Contract Logistics and Distribution segment and to a lesser degree, to the impact of our acquisitions in our EMENA segment, made in the third quarter of fiscal 2007 and later. Additionally, this increase is also attributable to organic growth in our Africa, EMENA and Americas Freight Forwarding segments.
Staff costs increased $126.3 million, or 27%, to $587.4 million for the first three quarters of fiscal 2008 from $461.1 million for the corresponding prior year period. The increase is primarily due to increased resources to accommodate the increase in business activity, particularly in our EMENA and Americas Contract Logistics and Distribution segments and to the addition of personnel in connection with our acquisitions which we estimated were responsible for approximately 20% of the total increase in personnel during the first three quarters of fiscal 2008. Staff costs in our contract logistics service line tend to be variable as we must staff to meet demand as our business activities in this service line increase. Contract logistics margins were negatively impacted in the third quarter by staff costs of $3.4 million incurred in connection with a new operation in the Americas. Revenue has not been recognized for this portion of the costs, as we are currently engaged in negotiations with the client to resolve a contract dispute related to this operation. If we cannot resolve this matter satisfactorily, it is likely to have a negative impact of approximately one cent per share per quarter for the remaining four years of the contract. In the first three quarters of fiscal 2007, $12.6 million was recorded as a credit or reduction to staff costs related to the SLi Share-based Compensation Arrangement. The arrangement was classified as a liability and the decrease in the market price of our ordinary shares reduced the amount of compensation expense we recorded. See Note 10 to consolidated financial statements. No staff cost was recognized in the first three quarters of fiscal 2008 for the SLi Share-based Compensation Arrangement. Total staff costs expressed as a percentage of net revenues increased to 54% in the first three quarters of fiscal 2008 from 52% in the first three quarters of fiscal 2007.

Depreciation and amortization expense increased by $5.7 million, or 24%, to $29.3 million for the first three quarters of fiscal 2008 over the first three quarters of fiscal 2007 primarily due to increases in capital spending for computer equipment and fixtures and fittings during the first three quarters of fiscal 2008 as well as the last quarter of fiscal 2007, along with the impact of our acquisitions made since March 2006. When expressed as a percentage of net revenue, depreciation and amortization expense remained at 3% of net revenue in the first three quarters of fiscal 2008 and 2007.
Other operating expenses increased by $70.9 million, or 26%, to $347.6 million in the first three quarters of fiscal 2008 compared to $276.7 million for the first three quarters of fiscal 2007. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and from the additional operating costs incurred by our acquisitions since March 2006. We estimate that approximately $29.2 million of the increase was due to the impact of these acquisitions. Included in other operating expenses for the first three quarters of fiscal 2008 are facilities and communications costs of $116.0 million compared to $90.9 million of such costs for the first three quarters of fiscal 2007, representing an increase of 28%. Facilities and communications costs increased in the first three quarters of fiscal 2008 as compared to the first three quarters of fiscal 2007 primarily as a result of the addition of new locations, including facilities associated with our acquisitions. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first three quarters of fiscal 2008, selling, general and administrative costs increased 25% to $231.6 million compared to $185.8 million for the first three quarters of fiscal 2007. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity during the first three quarters of fiscal 2008 as compared to the first three quarters of fiscal 2007, and, to a lesser degree, the impact of our acquisitions made since March 2006. When expressed as a percentage of net revenue, other operating expenses increased to 32% for the first three quarters of fiscal 2008 from 31% for the first three quarters of fiscal 2007.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Both interest income and interest expense increased in the first three quarters of fiscal 2008 as compared to the first three quarters of fiscal 2007 by $1.8 million, or 32%, and $3.0 million, or 18%, respectively. Our interest expense increased primarily due to the interest expense associated with the issuance of our $200.0 million Senior Notes on July 13, 2006. Additional information regarding the credit facilities and the Senior Notes is discussed in this item under “Credit Facilities and Senior Notes”.
Other income includes a gain of $2.5 million related to the merger of our Israeli subsidiary and Newlog.
Our effective income tax rate of 27% in the first three quarters of fiscal 2008 was higher than the effective income tax rate of 24% in the corresponding prior year period primarily due to the SLi Share-based Compensation Arrangement. As previously discussed, the company recorded a credit of $12.6 million related to the SLi Share-based Compensation Arrangement to pretax income in the first three quarters of fiscal 2007, with no associated tax impact. No such benefit was recorded in the first three quarters of fiscal 2008. Additionally, our overall effective income tax rate is impacted by the geographic composition of our worldwide earnings and in the first three quarters of fiscal 2008, we had a higher proportion of taxable income generated in jurisdictions with higher tax rates than in the first three quarters of fiscal 2007.
Net income decreased by $3.6 million, or 4%, to $80.7 million in the first three quarters of fiscal 2008 as compared to the corresponding prior year period. As previously discussed, the company recorded a credit of $12.6 million related to the SLi Share-based Compensation Arrangement to pretax income in the first three quarters of fiscal 2007. No such credit was recognized in the first three quarters of fiscal 2008.

Liquidity and Capital Resources
As of October 31, 2007, our cash and cash equivalents totaled $238.4 million, representing a decrease of $40 million from January 31, 2007, as a result of using a net amount of $58.4 million of cash in our operating, investing and financing activities and a positive impact of $18.4 million related to the effect of foreign exchange rate changes on our cash balances.
During the first three quarters of fiscal 2008, we generated approximately $37.5 million in net cash from operating activities. This resulted from net income of $80.7 million plus depreciation and amortization of intangible assets totaling $35.4 million, plus an increase in trade payables and other current liabilities of $87.9 million which was offset by an increase in trade receivables and other current assets of $174.1 million.
During the first three quarters of fiscal 2008, cash used for capital expenditures was approximately $23.7 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations for the remainder of fiscal 2008. During the first three quarters of fiscal 2008, we used an aggregate of $66.4 million of cash for contingent earn-out payments.
We have a number of other future potential earn-out payments related to certain acquisitions. In addition to the initial acquisition payment for Span, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million, based on the future performance of Span for the twelve-month period ending January 31, 2008. There is a remaining contingent earn-out payment related to our acquisition of ET Logistics that will be calculated based on the future performance of the acquired operation for the fiscal year ending January 31, 2008. The maximum amount due to the selling shareholders of ET Logistics, in aggregate, is 1.5 million euros (equivalent to approximately $2.2 million as of October 31, 2007). Our remaining earn-out payment relating to the acquisition of Perfect Logistics will be based on the acquired operation’s future earnings over the twelve-month period ending May 31, 2009 and is subject to a maximum U.S. dollar equivalent of approximately $4.7 million as of October 31, 2007. We anticipate making three remaining contingent earn-out payments subject to a maximum of $6.3 million related to our acquisition of Concentrek, which will be calculated based on a multiple of Concentrek’s future earnings for each of the three twelve-month periods in the period ending January 31, 2010. We also anticipate making three remaining contingent earn-out payments related to our acquisition of Logica which will be calculated based on a multiple of the acquired operation’s future earnings for each of the three twelve-month periods in the period ending January 31, 2010 and which earn-out payments are subject to a maximum of 10.0 million euros (equivalent to approximately $14.5 million as of October 31, 2007) which will be offset against the initial purchase price. We anticipate making four contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $20.0 million, which earn-out payments will be offset against the initial purchase price of $1.0 million and which will be calculated based on a multiple of the acquired operations future earnings for each of the four twelve month periods in the period ending January 31, 2011. We anticipate making two contingent earn-out payments related to our acquisition of West Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012. We anticipate that such earn-out payments will generally be funded from a combination of our current cash balances and cash generated from future operations.
In August 2007, we paid approximately $12.7 million to acquire the remaining outstanding shares of our South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries, of which we had already owned 50%. In September 2007, we paid approximately $5.2 million, net of cash received to acquire the issued and outstanding shares of CSC. We anticipate making an additional payment of up to a maximum of approximately $8.0 million, based on the performance of CSC from September 1, 2006 through the effective date of the acquisition, and subject to limitation should certain regulations not come into effect within the three- to five-year period following the acquisition. These two acquisitions were funded from our current cash balances.
Effective September 20, 2007, we acquired 50% of the issued and outstanding shares of Newlog for a purchase price of approximately $6.5 million in cash. Effective October 16, 2007, we acquired certain assets and liabilities of Transclal Trade Ltd., for a purchase price of approximately $34.5 million in cash. These two acquisitions were funded from our current cash balances and short term borrowings.
Our financing activities during the first three quarters of fiscal 2008 used $3.2 million of cash, primarily due to the repayment of $2.4 million in aggregate for bank lines of credit, short-term borrowings, long-term borrowings and capital lease obligations. In May 2007, we used approximately $5.9 million of cash for the payment of dividends on our ordinary shares as declared by our board of directors on March 29, 2007.
Credit Facilities and Senior Notes
We have various credit and guarantee facilities established in countries, including a global credit facility (refer to the discussion below), where such facilities are required for our business. At October 31, 2007, these facilities totaled approximately $335.7 million. Our borrowing capacities totaled approximately $179.8 million at October 31, 2007. Our outstanding borrowings under these facilities totaled $103.4 million at October 31, 2007 and we had approximately $76.4 million of available, unused borrowing capacity. Certain credit facilities have financial and other covenants, with which the company was in compliance as of October 31, 2007. At October 31, 2007, our guarantee facilities, which are a necessary part of our business, totaled approximately $155.9 million.
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
In addition to the credit and guarantee facilities provided under the Facility Agreement we utilize a number of other financial institutions in certain countries not covered by the Facility Agreement to provide us with working capital to operate in these countries. Consequently, the use of a particular credit or guarantee facility (other than credit and guarantee facilities provided under the Facility Agreement) is normally restricted to the country in which it originated and a particular credit or guarantee facility may restrict distributions by the subsidiary operating in the country. The interest rates on these additional facilities vary and ranged from 1.2% to 11.8% at October 31, 2007. These rates are generally linked to the prime lending rate in each country where we have facilities. We use our credit and guarantee facilities to primarily fund our working capital needs as well as to provide for customs bonds and guarantees and forward exchange transactions. The customs bonds and guarantees relate primarily to our obligations for credit that are extended to us in the ordinary course of business by direct carriers, primarily airlines, and for duty and tax deferrals granted by governmental entities responsible for the collection of customs duties and value-added taxes. The total underlying amounts that are due and payable by us for transportation costs and governmental excises are recorded as liabilities in our financial statements.
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
The Senior Notes and Facility Agreement require us to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated EBITDA and minimum interest charge coverage requirements, among others. Should we fail to comply with these covenants, all or a portion of the indebtedness under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided thereunder would no longer be available. The purchasers under the Note Purchase Agreement could require the Company to make an offer to prepay the principal and accrued interest of all, but not less than all, the Senior Notes held by each holder of Senior Notes, and the lenders under the Facility Agreement could cancel commitments and require the company to repay the outstanding amount under the Facility Agreement, if a change of control in the company occurs. Subsequent to October 31, 2007, the Company entered into an amendment to each of the Facility Agreement and the Note Purchase Agreement, to increase the Company’s capital lease facilities, from $40.0 million to $90.0 million, effective October 31, 2007. At October 31, 2007, we were in compliance with all covenants contained in the Facility Agreement and Note Purchase Agreement, as amended.
In 2004, we filed a prospectus as part of a registration statement on Form S-3 with the SEC, using a “shelf” registration process. Under this shelf process, we may sell from time to time any combination of the securities in one or more offerings up to an aggregate dollar amount of proceeds of $250.0 million. The securities described in the prospectus include ordinary shares, class A preferred stock, class B preferred stock, debt securities, warrants to purchase ordinary shares, warrants to purchase class A preferred stock and warrants to purchase class B preferred stock. Each time we sell securities under the “shelf”, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential business acquisitions, including potential earn-out payments related to acquisitions. As of October 31, 2007, no securities have been issued under the “shelf”.
Contractual Obligations
Upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN No. 48), during the first quarter ended April 30, 2007, the company recognized gross unrecognized tax benefits for uncertain tax positions of $4.0 million, which is expected to be recognized within one to three years. Other than the impact of the adoption of FIN No. 48, there have been no other significant changes in our contractual obligations from January 31, 2007 to October 31, 2007.

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
The company accounts for sales of stock by a subsidiary under Staff Accounting Bulletin No. 51, Accounting for Sales of Stock of a Subsidiary (SAB 51). As permitted under SAB 51, the Company records the difference between the carrying amount of the Company’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary as either a gain or loss in the consolidated income statement. These gains or losses are reflected in other income.  During the three- and nine-month periods ended October 31, 2007, the Company recorded a pre-tax gain of $2.5 from the issuances of stock by a majority-owned indirect subsidiary in connection with the Newlog Merger.
Other than the adoption of FIN No. 48, and the election of SAB 51, there have been no significant changes in the company’s critical accounting policies during the first three quarters of fiscal 2008.

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
As of October 31, 2007, there had been no material changes to our exposure to market risks since January 31, 2007, as described in our annual report on Form 10-K for the fiscal year ended January 31, 2007 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the fiscal year ended January 31, 2007.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As of October 31, 2007, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as such term is defined under Rules 13a – 15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report at providing reasonable assurance that required information will be disclosed on a timely basis in the company’s reports filed under the Exchange Act.
Changes in Internal Control over Financial Reporting
No change in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the third fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are a defendant or plaintiff in various legal proceedings, including litigation arising in the ordinary course of our business. We are not aware of any material legal proceedings instituted against us during the first three quarters of fiscal 2008 or of any material developments in any of the legal proceedings previously disclosed under Part I. Item 3. “Legal Proceedings” of our annual report on Form 10-K for the fiscal year ended January 31, 2007 or our subsequent reports and filings, on file with the SEC except as set forth below.
In July 2007, the Company responded to a subpoena from the United States Department of Justice (U.S. DOJ) in connection with its investigation into the pricing practices of a number of foreign and domestic air carriers. On October 10, 2007, the U.S. DOJ disclosed that it was investigating alleged anti-competitive behavior in the international freight forwarding industry. In connection with this investigation, the U.S. DOJ executed a search warrant on a subsidiary of the Company on October 10, 2007. Also on October 10, 2007, the Company understands that the European Commission announced that it had carried out unannounced inspections at the premises of various freight forwarding providers in Europe. On the same day, UTi received a notice from the Canadian Competition Bureau that the Bureau has commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that UTi preserve any records relevant to such investigation. On October 11, 2007, the U.S. DOJ served a Company subsidiary with a subpoena in connection with the U.S. DOJ investigation of the international freight forwarding industry. On October 25, 2007, a subsidiary of the Company received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that the Company provide documents and information as it relates to New Zealand. The Company is continuing to cooperate with all these investigations.
As previously disclosed by the Company in its Form 10-Q for the period ended July 31, 2007, an indirect subsidiary of the Company received a subpoena on August 3, 2007 relating to a pending multi-party proceeding in the United States District Court Eastern District of New York (In re Air Cargo Shipping Services Antitrust Litigation) involving certain surcharges imposed by a number of air cargo carriers. The Company is not named as a defendant in this action. That subpoena has been withdrawn, but the Company’s indirect subsidiary received an additional subpoena dated October 18, 2007 relating to such proceeding asking the Company’s subsidiary to produce documentation and data, including documents the Company has disclosed to governmental entities.
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2007 as such factors, risks and uncertainties have been added to or changed in our quarterly reports on Form 10-Q filed thereafter. The disclosures in our annual report on From 10-K and our quarterly reports on Form 10-Q are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.
Item 5. Other Information
The following information is provided pursuant to Item 1.01 of Form 8-K, “Entry into a Material Definitive Agreement.” On December 7, 2007, the Company entered into an amendment to the Facility Agreement, dated July 13, 2006, to, among other things, increase the Company’s ability to incur capital lease obligations from $40.0 million to $90.0 million, effective October 31, 2007. The amendment to the Facility Agreement was entered into among the Company, the financial institutions party thereto and ABN Amro N.V., as global facility agent. In addition, on December 7, 2007, the Company entered into an agreement to amend the Note Purchase Agreement effective October 31, 2007 to increase the Company’s ability to, among other things, incur capital lease obligations from $40.0 million to $90.0 million.

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

UTi Worldwide Inc.
Date: December 10, 2007	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer

Date: December 10, 2007	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed July 31, 2007)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.