Form 10-K
period 2008-01-31
UTi WORLDWIDE INC
filed 2008-04-14
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended January 31, 2008
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
(Addresses of Principal Executive Offices and Zip Code)

562.552.9400
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, or July 31, 2007, was $1.9 billion computed by reference to the closing price of the registrant’s ordinary shares on such date, as quoted on the Nasdaq Stock Market.

At March 30, 2008, the number of shares outstanding of the registrant’s ordinary shares was 99,458,694.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, which is expected to be filed on or before May 31, 2008 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

UTi Worldwide Inc.

Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2008

i

Introduction

This Annual Report on Form 10-K for the year ended January 31, 2008 includes restated amounts and revised disclosure of UTi Worldwide Inc.’s Consolidated Financial Statements for the fiscal year ended January 31, 2007 (fiscal 2007) and interim periods contained therein. This Annual Report on Form 10-K also includes certain minor corrections to the company’s consolidated income statement, statements of cash flows and changes in shareholders’ equity for the year ended January 31, 2006, and related footnote disclosures thereto, which were immaterial, individually and in the aggregate, to previously issued financial statements. For a detailed description of these changes, see Note 20 and Note 21 of the Notes to Consolidated Financial Statements contained within this Annual Report. Unless otherwise specified, all financial information contained in this Annual Report gives effect to these changes. We have not amended, and we do not intend to amend, our previously filed Annual Report on Form 10-K for fiscal 2007 or our previously filed Quarterly Reports on Form 10-Q for each of the fiscal quarters of fiscal 2007. Financial information included in our previously filed Annual Report on Form 10-K for fiscal 2007, in our previously filed Quarterly Reports on Form 10-Q for each of the quarters of fiscal 2007 and in our other filings and in our press releases to the extent they relate to fiscal 2007 and the interim periods in fiscal 2007 should not be relied upon and are superseded by the information contained in this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “Company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements

Except for historical information contained herein, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company’s current business plan and strategy and strategic operating plan, anticipated changes in certain tax benefits, anticipated costs associated with the 4asOne project, the anticipated outcome of litigation, and the anticipated impact of various cost reduction efforts. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to economic conditions that are adversely affecting trade volumes; our clients’ demand for our services; the impact of cost reduction measures recently undertaken by the Company and the amount and timing of the expected benefits from such measures, including expected severance costs and dispositions of existing operations in connection therewith; integration risks associated with acquisitions; the ability to retain client and management of acquisition targets; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the Company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the Company will incur as a result of, the ongoing publicly announced U.S. Department of Justice and other governmental investigations into the pricing practices of the air cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies and of the realignment of the Company’s executive management structure; disruptions caused by epidemics, conflicts, wars and terrorism; and the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K, including, without limitation, those contained under the heading, “Risk Factors,” contained in Part I, Item 1A of this Form 10-K. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

PART I

ITEM 1.	Business

History and Development of the Company

We are an international, non-asset-based supply chain services and solutions company that provides services through a network of offices and contract logistics centers. We were incorporated in the British Virgin Islands on January 30, 1995 under the International Business Companies Act as an international business company and operate under the British Virgin Islands legislation governing corporations. The address and telephone number of our registered office are 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands and (284) 494-4567, respectively. Our registered agent is Midocean Management and Trust Services (BVI) Limited, 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands. We can also be reached through UTi, Services, Inc., 100 Oceangate, Suite 1500, Long Beach, CA 90802 U.S.A.

We formed our current business from a base of three freight forwarders which we acquired between 1993 and 1995. Currently, we operate a global network of freight forwarding offices and contract logistics and distribution centers in a total of 64 countries. In addition, we serve our clients in 78 additional countries through independent agent-owned offices. Our business is managed from six principal support offices in Frankfurt, Shanghai, Johannesburg, and Sydney and in the United States in Long Beach, California and Columbia, South Carolina.

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

Acquisitions

As a key part of our growth strategy, we regularly evaluate acquisition opportunities. During the year ended January 31, 2008, we completed three acquisitions. These acquisitions, along with our other acquisitions over the past five years, have had, and will have, a significant effect on the comparability of our operating results over the respective prior periods. Historically, we have financed acquisitions with a combination of cash from operations and borrowings. We may borrow additional money or issue ordinary shares in the future to finance acquisitions. From time to time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to those potential acquisition targets. Readers are urged to read carefully all cautionary statements contained in this Form 10-K relating to acquisitions, including, without limitation, those contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.

Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6.5 million in cash. Effective October 8, 2007, the Company completed a merger agreement to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation. The Company has accounted for these transactions in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 5H, Accounting for Sales of Stock by a Subsidiary. Accordingly, a gain of $3.2 million was recorded in the consolidated income statement for the year ended January 31, 2008. This gain represents the excess of the fair value received pursuant to the Newlog Merger over the carrying amount of the wholly owned Israeli indirect subsidiary contributed. Effective October 16, 2007, the Company acquired certain assets and liabilities of Transclal Trade Ltd., an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $34.6 million in cash. We refer to the Newlog Merger and the acquisition of certain assets and liabilities of Transclal Trade Ltd. as the Israel Acquisition. The allocation of the final purchase price to the acquired assets and assumed liabilities for the Israel Acquisition has not yet been finalized. As a result of the Israel Acquisition, the Company will become one of the larger freight forwarding operations in Israel.

Effective September 6, 2007, we acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary) Limited and its subsidiaries, which we collectively refer to as CSC, for an initial cash payment of approximately $5.2 million, net of cash received. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. As a result of this acquisition, the Company has increased its range of services to the pharmaceutical industry in South Africa. In addition, to the initial payment and subject to certain regulations coming into effect within three to five years from the effective date of the acquisition, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8.0 million, based on a recalculation of CSC’s earnings from September 1, 2006 through the effective date of the acquisition.

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

Airfreight forwarding services accounted for approximately 38%, 39% and 44% of our consolidated gross revenues for the years ended January 31, 2008, 2007 and 2006, respectively (which we refer to as fiscal 2008, 2007 and 2006, respectively), and approximately 26%, 27% and 30% of our fiscal 2008, 2007 and 2006 consolidated net revenues, respectively.

Ocean freight forwarding services accounted for approximately 25%, 26% and 30% of our fiscal 2008, 2007 and 2006 consolidated gross revenues, respectively, and approximately 12%, 12% and 12% of our fiscal 2008, 2007 and 2006 consolidated net revenues, respectively.

•	Customs Brokerage. As part of our integrated logistics services, we provide customs brokerage services in the U.S. and most of the other countries in which we operate. Within each country, the rules and regulations vary, along with the level of expertise that is required to perform the customs brokerage services. We provide customs brokerage services in connection with a majority of the shipments which we handle as both an airfreight and ocean freight forwarder. We also provide customs brokerage services in connection with shipments forwarded by our competitors. In addition, other companies may provide customs brokerage services in connection with the shipments which we forward.

As part of our customs brokerage services, we prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and perform other related services. We determine our fees for our customs brokerage services based on the volume of business transactions for a particular client, and the type, number and complexity of services provided. Revenues from customs brokerage and related services are recognized upon completion of the services.

Customs brokerage services accounted for approximately 2%, 2% and 3% of our fiscal 2008, 2007 and 2006 consolidated gross revenues, respectively, and approximately 6%, 7% and 8% of our fiscal 2008, 2007 and 2006 consolidated net revenues, respectively.

•	Contract Logistics. Our contract logistics services primarily relate to the value-added warehousing and subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business.

Contract logistics services accounted for approximately 14%, 13% and 15% of our fiscal 2008, 2007 and 2006 consolidated gross revenues, respectively, and approximately 36%, 34% and 36% of our fiscal 2008, 2007 and 2006 consolidated net revenues, respectively.

•	Distribution and Other Supply Chain Management Services. We also provide a range of distribution and other supply chain management services, such as domestic ground transportation, warehousing services, consulting, order management, planning and optimization services, outsourced management services, developing specialized client-specific supply chain solutions, and customized distribution and inventory management services. We receive fees for the other supply chain management services that we perform.

Distribution services accounted for approximately 12%, 12% and 2% of our fiscal 2008, 2007 and 2006 consolidated gross revenues, respectively, and approximately 10%, 12% and 5% of our fiscal 2008, 2007 and 2006 consolidated net revenues, respectively.

Other services consisting predominately of supply chain management services accounted for approximately 9%, 7% and 7% of our fiscal 2008, 2007 and 2006 consolidated gross revenues, respectively, and approximately 11%, 8% and 8% of our fiscal 2008, 2007 and 2006 consolidated net revenues, respectively.

Financial Information about Services and Geographic Segments

Additional information regarding our operations by geographic segment and gross revenue and net revenue attributable to our principal services is set forth in Note 19, “Segment Reporting” in our consolidated financial statements included in this annual report and in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated herein by reference.

During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to our acquisition of Market Industries, Ltd., which we refer to as Market Transport Services, in March 2006, we changed our disclosure of gross revenues and net revenues by the Company’s principal services. As a result, distribution revenues are now separately reported. In previous periods, distribution revenues had been combined with other supply chain management services. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our contract logistics services have been reclassified to distribution. There were no changes in airfreight forwarding, ocean freight forwarding, and customs brokerage revenues.

We conduct a majority of our business outside of the U.S. and we anticipate revenue from foreign operations will continue to account for a significant amount of our future revenue. Our global operations are directly related to and are dependent upon, the volume of international trade and are subject to various factors, risks and uncertainties, including those included in Part I, Item 1A of this report appearing under the caption, “Risk Factors.”

The Company’s operations are principally managed by geographic region and by services offered. As discussed in Note 19, “Segment Reporting” in our consolidated financial statements included in the annual report, during the first quarter of fiscal 2008 we realigned our operations into the following reportable segments: EMENA; Americas Freight Forwarding; Americas Contract Logistics and Distribution; Asia Pacific; Greater China; Africa; Global Specialized Solutions; and Corporate. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Corporate segment includes the corporate office, eliminations and other entities. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131), all prior period segment information was reclassified to conform to this new financial reporting presentation.

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

Environmental

In the United States, the Company is subject to Federal, state and local provisions regulating the discharge of materials into the environment or otherwise seeking to protect the environment. Similar laws apply in many other jurisdictions in which the Company operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on its business. The Company does not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding fiscal years.

Currency and Other Risk Factors

The nature of the Company’s worldwide operations requires the Company to transact with a multitude of currencies other than the U.S. dollar. This results in the Company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the Company maintains offices and/or agency relationships have strict currency control regulations which influence the Company’s ability to hedge foreign currency exposure. The Company attempts to compensate for these exposures by accelerating international currency settlements among these offices or agents.

In addition, the Company’s ability to provide service to its customers is highly dependent on good working relationships with a variety of entities including airlines, steamship lines and governmental agencies. The Company considers its current working relationships with these entities to be good. However, changes in space allotments available from carriers, governmental deregulation efforts, “modernization” of the regulations governing customs clearance, and/or changes in governmental quota restrictions could affect the Company’s business in unpredictable ways.

Sales and Marketing

We use our planning and optimization systems to identify the needs of our clients and to develop supply chain solutions tailored to our clients’ industry-specific requirements. In this way, we attempt to become our clients’ primary logistics partner for supply chain services, thereby increasing the range and volume of transactions and services provided to our clients. For fiscal 2008, no single client accounted for more than 3% of our gross revenue.

We market our services through an organization consisting of approximately 778 full-time salespersons who receive assistance from our senior management and regional and local managers. In connection with our sales process and in order to serve the needs of our clients, some of which utilize only our freight forwarding and/or contract logistics services and for others who utilize a wider variety of our supply chain solutions services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing individually our air and ocean freight forwarding, contract logistics and customs brokerage services and the other group focuses on marketing a combination of our services as comprehensive supply chain solutions.

Our sales and marketing efforts are directed at both global and local clients. Our smaller specialized global solutions sales and marketing teams focus their efforts on obtaining and developing large volume global accounts with multiple shipping locations which require comprehensive solutions. These accounts typically impose numerous requirements on their providers, such as electronic data interchange, Internet-based tracking and monitoring systems, proof of delivery capabilities, customized shipping reports and a global network of offices.

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

Competition

Competition within the freight forwarding, contract logistics, distribution, and supply chain management industries is intense. There are a large number of companies that compete in one or more segments of the industry. However, there are a relatively small number of international firms that have the worldwide capabilities to provide the breadth of services that we offer. We also encounter competition from regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, ocean carriers, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and Internet-based freight exchanges. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect to result in further industry consolidation.

Following the acquisition of Market Transport Services, we have expanded our presence in the competitive and fragmented domestic ground transportation services business in North America. With respect to the services provided in this business, we compete primarily with truckload carriers, intermodal transportation service providers, less-than-truckload carriers, railroads and third party broker carriers. We compete in this business primarily on the basis of service, efficiency and freight rates.

We believe that the ability to develop and deliver innovative solutions to meet clients’ global supply chain needs is a critical factor in the ongoing success of the Company. We achieve this through the appropriate use of technology and by leveraging our industry experience across the globe. This experience was obtained through strategic acquisitions and by attracting, retaining, and motivating highly qualified personnel with knowledge in the various segments of global logistics.

Generally, we believe that companies in our industry must be able to provide their clients with integrated, global supply chain solutions. Among the factors that we believe are impacting our industry are the outsourcing of supply chain activities, increased global trade and sourcing, and the need for advanced information technology systems that facilitate real-time access to shipment data, client reporting and transaction analysis. Furthermore, as supply chain management becomes more complicated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners that are familiar with their requirements, processes and procedures and that can provide services globally.

We seek to compete in our industry by using our global network, proprietary information technology systems, relationships with transportation providers, and expertise in contract logistics services to improve our clients’ visibility into their supply chains while reducing their logistics costs.

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

Within eMpower are various supply chain information systems, including the following:

•	uOp, which is used by our offices and agents as a local operating system for air and ocean freight import and export documentation, customs brokerage and accounting functions that feed shipment and other client data into our global information systems;

•	uOrder, which assists our clients with order management;

•	uTrac, which provides our clients with supply chain visibility, enabling them to track shipments of goods and materials;

•	uWarehouse, which enables our clients to track the location and status of goods and materials within a warehouse and track the location and status of goods and materials;

•	uClear, which provides visibility into customs clearance transactions for our clients;

•	uAnalyze, which assists us and our clients with isolating the factors causing variability in supply chains;

•	uReport, which provides clients with customized reports;

•	uConnect, which enables the electronic transfer of data between our systems and those of our clients and also integrates our internal applications;

•	uPlan, which is used for strategic planning and optimization of our clients’ supply chains;

•	uDistribute, which enables tracking of goods and materials within domestic distribution networks; and

•	uShip, which enables clients to initiate shipping transactions and alert these directly to our origin offices.

Intellectual Property

We have applied for federal trademark or service mark registration of the marks UTi and Inzalo. The mark UTi has been or is currently being registered in selected foreign countries. The service mark “UTi” and “UTi plus design” was granted to us on November 21, 2006 and December 5, 2006, respectively by the U.S. Patent and Trademark Office. We have no patents nor have we filed any patent applications. While we may seek further trademarks or service marks and perhaps patents on inventions or processes in the future, we believe our success depends primarily on factors such as the skills and abilities of our personnel rather than on any trademarks, patents or other registrations we may obtain.

Government Regulation

Our airfreight forwarding business in the U.S. is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although airfreight forwarders are exempted from most of this Act’s requirements by the applicable regulations. Our airfreight forwarding business in the U.S. is also subject to regulation by the Transportation Security Administration (TSA). Our indirect air carrier security program is approved by and we believe we are in compliance with the applicable TSA regulations. Our foreign airfreight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The airfreight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to clients.

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

We are licensed as a customs broker by the U.S. Customs and Border Protection Agency of the Department of Homeland Security (CBP) in the United States’ customs districts in which we do business. All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing Customs-Trade Partnership Against Terrorism (C-TPAT), we are also subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under the Container Security Initiative, which is administered by the CBP. Since February 1, 2003, we have been submitting manifests automatically to U.S. Customs from foreign ports 24 hours in advance of vessel departure. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

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

Employees

At January 31, 2008, we employed a total of 21,449 persons. A breakdown of our employees by region is as follows:

EMENA	4,313
Americas Freight Forwarding	1,803
Americas Contract Logistics and Distribution	6,329
Asia Pacific	1,823
Greater China	1,170
Africa	4,888
Global Specialized Solutions	961
Corporate	162

Total	21,449

Approximately 2,780 of our employees are subject to collective bargaining arrangements in several countries, but primarily in South Africa, which are renegotiated annually. We believe our employee relations to be generally good.

Executive Officers and Other Senior Managers of Registrant

Our executive officers are as follows (ages and titles as of March 31, 2008):

Name	Age	Position

Roger I. MacFarlane	63	Chief Executive Officer and Director
Matthys J. Wessels	62	Vice Chairman of the Board of Directors and Director
John S. Hextall	51	Executive Vice President — President, Freight Forwarding
William T. Gates	60	Executive Vice President — President, Contract Logistics and Distribution
Gene Ochi	58	Executive Vice President and Chief Marketing Officer
Lawrence R. Samuels	51	Executive Vice President — Finance and Chief Financial Officer
Ron S. Glickman	49	Senior Vice President and Chief Information Officer
Lance E. D’Amico	39	Senior Vice President — Enterprise Support Services and Secretary

Roger I. MacFarlane has served as our Chief Executive Officer since May 2000 and has been a director since our formation in 1995. From 1995 to April 2000, Mr. MacFarlane served as our Chief Executive Officer of the Americas Region and was responsible for overseeing our operations in North and South America. From 1993 to 1995, Mr. MacFarlane served as the Chief Executive Officer of the Americas Division of one of our predecessor corporations, and was responsible for overseeing its operations in North and South America. Mr. MacFarlane received a Bachelor of Arts degree and an L.L.B. degree from the University of Cape Town. On March 21, 2007, Mr. MacFarlane announced his intentions to retire from his day-to-day executive responsibilities as Chief Executive Officer of the Company as of January 31, 2010.

Matthys J. Wessels was appointed Vice Chairman of the Board of Directors in May 2004. Prior to that, Mr. Wessels served as our Chairman of the Board of Directors from January 1999 until May 2004, Chief Executive Officer — African Region from 1995 to March 2007 and a director since our formation in 1995. Mr. Wessels served as our Chief Executive Officer from 1998 to April 2000. From 1987 until January 2006, Mr. Wessels served as Chairman of United Service Technologies Limited, which we refer to as Uniserv, a company which was publicly listed on the JSE Securities Exchange South Africa until December 2004. Mr. Wessels received a Bachelor of Science degree from the University of Natal and an M.B.A. from the University of Cape Town. In June 2008, Mr. Wessels is expected to retire from his day-to-day executive responsibilities and become chairman of the Board of Directors.

John S. Hextall was appointed as Executive Vice President — President, Freight Forwarding in February 2008. From March 2007 through February 2008, Mr. Hextall was Executive Vice President and Chief Operating Officer. From March 2006 until March 2007, Mr. Hextall served as Executive Vice President — Global Leader of Client Solutions and Delivery. Prior to that, Mr. Hextall served as President of our EMENA Region from May 2001 until March 2006. In June 2004, the duties of President of the Americas Region for Freight Forwarding were added to Mr. Hextall’s responsibilities. From March 2000 to May 2001, Mr. Hextall served as Managing Director Atlantic Region. From 1997 to 2000, Mr. Hextall served as the Managing Director of UTi Worldwide (U.K.) Ltd., one of our subsidiaries. From 1993 to 1997, Mr. Hextall served as the Managing Director of UTi Belgium N.V., one of our subsidiaries. Mr. Hextall received a Bachelor of Science Combined Honours degree in Transport Planning & Operations from the University of Aston, Birmingham, United Kingdom.

William T. Gates was appointed as Executive Vice President — President, Contract Logistics and Distribution in February 2008. Mr. Gates joined the Company in October 2002 when we completed the acquisition of Standard Corporation and has held positions of increasing responsibilities, including General Manager, Vice President, President, Chief Operating Officer and Chief Executive of UTi Integrated Logistics, before being promoted to President, Americas Contract Logistics and Distribution, in April 2007, a role he held until February 2008. Prior to joining UTi Integrated Logistics, Mr. Gates served as General Manager of the Wal-Mart Distribution center in Laurens, South Carolina. His experience also includes service in the U.S. Marine Corps as a Logistics Officer. Mr. Gates has been an active member of the Warehousing Education and Research Council (WERC), the Council of Supply Chain Management Professionals (formerly Council of Logistics Management) and the International Warehouse Logistics Association (IWLA). He is also a past President of WERC. Mr. Gates received a B.S. from California Polytechnic State University and an M.S. in logistics systems management from the University of Southern California.

Gene Ochi was appointed as Executive Vice President and Chief Marketing Officer in March 2007. From March 2006 to March 2007, Mr. Ochi served as Executive Vice President — Global Leader of Client Solutions Development. Prior to that, Mr. Ochi served as our Senior Vice President — Marketing and Global Growth since 1998. From 1993 to 1998, Mr. Ochi served as the Regional Vice President, Western U.S.A., of UTi, United States, Inc., one of our subsidiaries. From 1989 to 1992, Mr. Ochi served as the Senior Vice President of Marketing of BAX Global. Mr. Ochi received a Bachelor of Science degree from the University of Utah and an M.B.A. from the University of Southern California.

Lawrence R. Samuels was appointed as Executive Vice President — Finance and Chief Financial Officer in March 2007. Mr. Samuels has served as Chief Financial Officer since May 2000. Prior to that, Mr. Samuels served as Senior Vice President — Finance and Secretary since 1996. Mr. Samuels also serves as our principal financial officer and our principal accounting officer. From 1993 to 1995, Mr. Samuels served as the Financial Director of, and from 1987 to 1993 as the Financial Manager of, Pyramid Freight (Proprietary) Ltd., one of our subsidiaries in South Africa. Mr. Samuels received a Bachelor of Commerce degree from the University of the Witwatersrand and is a qualified chartered accountant in South Africa.

Ron S. Glickman was appointed as Senior Vice President and Chief Information Officer in February 2008. Since February 2007, when Mr. Glickman joined the Company, he has served as the Senior Vice President, Global Quality Processes and Integration, a role that he continues to hold. From 2004 to February 2007, he was responsible for the retail and hospitality vertical at Cognizant Technology Solutions. From 1999 to 2004, he served as Chief Information Officer at DFS Group, a global luxury retailer for travelers. Mr. Glickman holds a BBA from National University and an MBA from the University of Southern California.

Lance E. D’Amico was appointed Senior Vice President — Enterprise Support Services, in February 2008. Mr. D’Amico continues to serve as our General Counsel, a role he assumed in August 2006, as well as our Secretary and Compliance Officer, roles which he assumed in March 2007. From April 2000 through August 2006, he held several positions at Element K Corporation, an educational software and publishing company, most recently serving as Executive Vice President, Strategy and Operations. From 1994 through 2000, Mr. D’Amico was an associate at Cravath, Swaine & Moore LLP, specializing in mergers & acquisitions, securities and corporate finance. He holds a J.D. from The New York University School of Law and a Bachelor of Arts from Dartmouth College.

Our other senior managers are as follows (ages and titles as of March 31, 2008):

Name	Age	Position

David Cheng	63	President — Greater China
Christopher Dale	48	President — Americas Freight Forwarding
Brian R. J. Dangerfield	49	President — Asia Pacific
Carlos Escario Pascual	46	President — EMENA
Walter Mapham	60	Senior Vice President — Client Solutions
Gavin Rimmer	48	President — Africa Region

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

We conduct business throughout the world and our results of operations may be impacted by fluctuations in trade volumes and by global, regional and local economic and political conditions.

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

Economic conditions, which may be affected by natural disasters, wars, civil unrest, acts of terrorism and other conflicts, and increases in energy prices may adversely affect the global economy, trade volumes, our clients’ demand for our services, their ability to pay for our services and our profitability. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse impact on our business. We expect that our revenue and results of operations will continue to be sensitive to global and regional economic and political conditions.

Our international presence exposes us to potential difficulties and risks associated with distant operations and to various economic, regulatory, political and other uncertainties and risks.

We conduct a majority of our business outside of the United States and we anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our international operations are directly related to and dependent on the volume of trade and the social, economic and political conditions in various countries. For the fiscal year ended January 31, 2008, approximately 56% of our net revenues were reported in our EMENA, Asia Pacific, Greater China, Africa and Global Specialized Solutions regions combined and those regions accounted for approximately 63% of our total assets as of January 31, 2008. Our international operations and international commerce are influenced by many factors, including:

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

Several United States and other foreign governmental agencies are investigating alleged anti-competitive behavior in the international air cargo transportation industry, which includes us, we have been named as a defendant in a federal antitrust class action lawsuit that alleges that we engaged in various forms of anti-competitive practices, and we may become subject to other governmental investigations and may be named in additional litigation, all of which have required, and could require, significant management time and attention and could result in significant expenses as well as unfavorable outcomes which could have a material adverse effect on our business, financial condition, results of operations, reputation, cash flow and prospects.

The United States Department of Justice (U.S. DOJ) and several other governments, including the governments of Canada, New Zealand, Switzerland, the United Kingdom and South Africa, along with the European Union, have conducted inspections or raids at local offices of global freight forwarders or have issued subpoenas or requests for information in connection with various investigations into alleged anti-competitive behavior in the international air cargo transportation industry. In June 2007, we responded to a grand jury subpoena requesting documents in connection with the U.S. DOJ’s investigation into the pricing practices in the air cargo transportation industry which had been served on us in June 2006. In October 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a grand jury subpoena requesting numerous documents and other materials in connection with its investigation of the international air cargo transportation industry. We believe that we are a subject of the U.S. DOJ investigation.

In October 2007, we received a notice from the Canadian Competition Bureau that the Bureau had commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that we preserve records relevant to such investigation. In addition, also in October 2007, one of our subsidiaries received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that we provide documents and information as they relate to New Zealand.

There can be no assurances that additional regulatory inquiries or investigations will not be commenced by other U.S. or foreign regulatory agencies. We do not know when or how these investigations will be resolved or what, if any, actions the various governmental agencies may require us and/or any of our current or former officers, directors and employees to take as part of that resolution. A conclusion by the U.S. DOJ or by another foreign regulatory agency that we have engaged in anti-competitive behavior or other unfavorable resolution of these investigations could result in criminal sanctions and/or fines against UTi and/or certain of our current or former officers, directors and employees. Dealing with investigations and regulatory inquiries can be time consuming and distracting from the conduct of our business. We have incurred, and expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations.

In addition, we have been named, along with seven other large European and North American-based global logistics providers, as a defendant in a federal antitrust class action lawsuit filed in January 2008. This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of monetary damages and injunctive relief under U.S. antitrust laws. There can be no assurance that further lawsuits by parties who have allegedly suffered injury in connection with these allegations will not be filed in the future in the U.S. or in other jurisdictions or that additional civil litigation will not result from the pending or any future governmental investigations, including but not limited to, shareholder class action lawsuits. There are uncertainties associated with any litigation and the amount of time necessary to resolve these current and potentially future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.

The resolution of the pending investigations by the U.S. DOJ and other foreign governmental agencies, dealing with any future domestic or foreign governmental investigations, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to these matters could result in significant costs and expenses and the diversion of the attention of key employees. If any of the governmental investigations results in a determination adverse to us and/or our current or former officers, directors and employees or if we do not prevail in the civil litigation, we may be subject to criminal prosecution and substantial fines and penalties and liable for damages. Furthermore, any negative outcome or publicity that may occur from these investigations and litigation could impact our relationships with customers and our ability to generate revenue. These or other negative developments with respect to such governmental investigations or civil litigation could harm our business, operating results, cash flow, financial condition, reputation and prospects.

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

We have substantial outstanding indebtedness and our outstanding indebtedness could adversely impact our financial condition and results of operations.

On July 13, 2006, we issued $200.0 million of senior unsecured guaranteed notes, which we refer to as the Senior Notes, pursuant to a note purchase agreement (Note Purchase Agreement) and we and certain of our direct and indirect subsidiaries entered into a $250.0 million Facility Agreement (Facility Agreement). Our indebtedness could have important consequences to us and our shareholders because we must dedicate funds to service our outstanding debt which could limit our ability to use our operating cash flows in other areas of our business or such indebtedness may otherwise increase our vulnerability to general adverse economic and industry conditions, including movements in interest rates, as the interest rate payable pursuant to the Facility Agreement adjusts, and movements in currencies as compared to the U.S. dollar. Our indebtedness could also place us at a competitive disadvantage as compared to our competitors that have less debt as it could limit our ability to capitalize on future business opportunities and to react to competitive pressures or adverse changes. We may also be required to repay our outstanding debt prior to the originally scheduled dates of maturity. For example, if a “change of control” (as defined in the Note Purchase Agreement or the Facility Agreement) occurs, our outstanding indebtedness may be accelerated and we may not have enough funds to satisfy all of our outstanding obligations under the Senior Notes and the Facility Agreement. It is possible that we may not be able to refinance our indebtedness on commercially reasonable terms or at all and we may be required to sell our equity securities or take other actions necessary to repay our indebtedness.

The Facility Agreement and the Note Purchase Agreement contain a variety of covenants imposing operating and financial restrictions on us and may limit our operating and financial flexibility. Our failure to comply with such covenants could result in an event of default under both of these agreements.

The Facility Agreement and the Note Purchase Agreement require that we maintain specified financial ratios and tests. In addition, the Facility Agreement and Note Purchase Agreement contain various covenants, including covenants customary for these types of financings. These covenants may restrict or may limit our ability to, among other things:

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

The covenants, financial ratios and tests in our debt instruments may adversely impact our ability to finance our future operations or pursue available business opportunities or future acquisitions, even if we believe such actions would otherwise be advantageous. Our ability to comply with these covenants, financial ratios and tests may be affected by events beyond our control, such as prevailing economic conditions and changes in the competitive environment. We amended the Facility Agreement and the Note Purchase Agreement in the fourth quarter of fiscal 2008, and subsequent to January 31, 2008, we also obtained waivers of certain covenants contained in the Facility Agreement and amended certain other covenants in the Facility Agreement. There can be no assurances that we will be able to obtain waivers or amendments to the Facility Agreement or the Note Purchase Agreement in the future. If we do not comply with these covenants and other requirements in the future and we are unable to obtain waivers from the holder of our Senior Notes or the lenders under the Facility Agreement, the interest and principal amounts outstanding under the Facility Agreement may become immediately due and payable. There can be no assurance that additional or replacement financing will be available to us on commercially reasonable terms or at all. If we are unable to obtain such additional or replacement financing, our financial condition and results of operations could be materially adversely affected.

We may need additional financing to fund our operations and finance our growth and we will need replacement financing for our indebtedness, and we may not be able to obtain financing on terms acceptable to us or at all.

We may require additional financing to fund our operations and our growth. In addition, when our existing $250.0 million credit facility expires in July 2009 and the Senior Notes become due and payable in 2011, we will need to obtain replacement financing. Additional or replacement financing may involve incurring debt or selling equity securities and there can be no assurance that additional or replacement financing will be available to us on commercially reasonable terms or at all. If we incur additional debt, the risks associated with our business could increase. If we raise capital through the sale of additional equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to obtain additional or replacement financing, our ability to fund our operations and meet our current plans for expansion will be materially adversely affected.

Our recently announced cost reduction measures may adversely affect our business or prospects and if such cost reduction measures are ineffective, our results of operations and profitability may be adversely impacted.

As previously disclosed, we determined to undertake several cost reduction measures designed to streamline our operations and reduce our costs in response to slowing growth in our net revenue. These cost reduction measures include exiting selected non-performing operations, cancelling certain long-term initiatives, reducing the number of aircraft we charter, exiting an unprofitable contract arrangement, realigning corporate and regional functions and reducing our global workforce by approximately 6% by the end of the second fiscal quarter of fiscal 2009, as compared with our workforce at the end of the third quarter of fiscal 2008. There can be no assurance that these cost reduction measures, or any future cost reduction measures, will not adversely affect our business or prospects. The actual costs which we incur in connection with these measures could exceed our estimates. These cost reduction measures are expected to result in a reduction in our gross and net revenues and if these measures do not produce the full efficiencies and benefits we expect, our results of operations and profitability may be adversely impacted.

If we fail to develop and integrate information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our clients and protect against disruptions of our operations, we may lose inventory items, orders or clients, which could seriously harm our business.

Increasingly, we compete for clients based upon the flexibility, sophistication and security of the information technology systems supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our web site, could significantly disrupt our operations, prevent clients from placing orders, or cause us to lose inventory items, orders or clients. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future transaction volumes will decline. In addition, we expect clients to continue to demand more sophisticated, fully integrated information technology systems from their supply chain services providers. If we fail to hire qualified persons to implement, maintain and protect our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our clients and protect against disruptions of our operations, we may lose inventory items, orders or clients, which could seriously harm our business.

We are in the early stages of implementing an enterprise technology platform, which we refer to as “4asOne.” If we fail to successfully complete and implement the 4asOne project on time and on budget, our financial performance and client relationships may be negatively impacted.

We are in the early stages of implementing an enterprise technology platform, which we refer to as 4asOne. The 4asOne project is aimed at establishing a single set of global processes for our freight forwarding business and our global financial management. The scale and anticipated future costs associated with the 4asOne project are significant and we could incur significant costs in excess of what we are planning to spend. Any technical or other difficulties in developing or implementing this project may result in delays, which, in turn, may increase the costs of the project. Currently, we operate numerous systems with varying degrees of integration, which can lead to inefficiencies, workarounds and rework. As such, delays in the 4asOne project will also delay cost savings and efficiencies expected to result from the project. We may also experience difficulties consolidating our current systems, moving to a common set of operational processes and implementing a successful change management process. These difficulties may impact our clients and our ability to efficiently meet their needs. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

We are dependent on key management personnel and the loss of any such personnel could materially and adversely affect our business.

Our future performance depends, in part, upon the continued service of our key management personnel, including Roger I. MacFarlane (Chief Executive Officer and Director), Matthys J. Wessels (Vice Chairman of the

Board of Directors and Director), John S. Hextall (Executive Vice President — President, Freight Forwarding), William T. Gates (Executive Vice President — President, Contract Logistics and Distribution), Gene Ochi (Executive Vice President and Chief Marketing Officer), Lawrence R. Samuels (Executive Vice President — Finance and Chief Financial Officer), Ron S. Glickman (Senior Vice President and Chief Information Officer) and Lance E. D’Amico (Senior Vice President — Enterprise Support Services and Secretary). Mr. MacFarlane has announced his intention to retire from his day-to-day executive responsibilities as Chief Executive Officer as of January 31, 2010. Mr. Wessels is expected to retire from his day-to-day executive responsibilities in June 2008. There can be no assurance that we will find suitable replacements for Messrs. MacFarlane and Wessels or that we will be able to retain our other key managerial employees. The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure that we will be successful in our efforts.

We are dependent on our relationships with our agents, affiliates, key employees and third-party carriers in various countries around the world.

We conduct business in some countries using a local agent who can provide knowledge of the local market conditions and facilitate the acquisition of necessary licenses and permits. We rely in part upon the services of these agents, as well as our country-level executives, branch managers and other key employees, to market our services, to act as intermediaries with clients and to provide other services on our behalf. Our truck brokerage operations also utilize the services of independent agents and affiliated sales offices, and third-party carriers. There can be no assurance that we will continue to be successful in recruiting or maintaining our relationships with our agents, affiliates or key employees in various foreign countries, or that we will find qualified replacements for agents and key employees who may terminate their relationships with us. Because our agents and employees may occasionally have the primary relationship with certain of our clients, we could lose some clients if a particular agent or key employee were to terminate his or her relationship with us. The loss of, or failure to recruit, qualified agents or employees in a particular country or region could result in the temporary or permanent cessation of our operations and/or the failure to develop our business in that country or region and adversely impact our business.

Foreign currency fluctuations could result in currency translation exchange gains or losses or could increase or decrease the book value of our assets.

Our reporting currency is the U.S. dollar. For the fiscal year ended January 31, 2008, we derived a substantial portion of our gross revenue in currencies other than the U.S. dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the U.S. dollar could adversely affect our reported U.S. dollar earnings. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into U.S. dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results. We will experience the effects of changes in foreign currency exchange rates on our consolidated net income in the future.

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

Our distribution businesses could be materially adversely affected by numerous risks beyond our control including:

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

In addition, the trucking industry periodically experiences difficulty in attracting and retaining qualified drivers, including independent contractors, and the shortage of qualified drivers and independent contractors has proven to be severe at times during the past few years. If we are unable to continue attracting an adequate number of drivers or contract with enough independent contractors, we could be required to significantly increase our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.

If we are required to reclassify independent contractors as employees in our trucking, truck brokerage and other carrier businesses, we may incur additional costs and taxes which could have a material adverse effect on our results of operations.

We use a significant number of independent contractors in our trucking, truck brokerage and other carrier businesses. Currently, there are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. In this regard, we are currently involved in a dispute with the South African Revenue Service which is attempting to claim that we are liable for approximately $12.9 million, based on exchange rates as of January 31, 2008, in employee taxes in respect of “owner drivers” used for the collection and delivery of cargo in that country. If we are required to change the classification of our independent contractors, we may incur additional costs and be required to pay additional taxes, relating to past, present and future periods, which could have a material adverse effect on our results of operations.

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

Our operating results have fluctuated in the past and it is likely that they will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. Changes in our pricing policies and those of our competitors and changes in the shipping patterns of our clients may adversely impact our operating results. In addition, the following factors could also cause fluctuations in our operating results:

•	personnel costs,

•	costs relating to the expansion of operations,

•	costs and revenue fluctuations due to acquisitions, dispositions and the exiting of businesses,

•	Changes in accounting rules and tax rates,

•	pricing and availability of cargo space on airlines, ships and trucks which we utilize to transport freight,

•	fluctuations in fuel prices and fuel and other surcharges,

•	pricing pressures from our competitors,

•	litigation and changes in government regulations,

•	changes in our clients’ requirements for supply chains services and solutions,

•	client discounts and credits, and

•	timing and magnitude of capital expenditures, including costs associated with the 4asOne project.

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

We may not succeed with our long-term strategic operating plan and, as a result, our revenue, results of operations and profitability may be adversely impacted.

In connection with our five-year strategic operating plan, which we refer to as “CLIENTasONE,” we are undertaking various efforts to increase the number and size of our clients and our revenue, improve our operational performance, develop and implement new systems and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage client relationships, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.

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

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis, excluding the impact of acquisitions and foreign currency fluctuations. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Our effective income tax rate will impact our results of operations, cash flow and profitability and the tax returns of some of our subsidiaries are under review by various tax authorities.

We have international operations and generate taxable income in different countries throughout the world, with different effective income tax rates. Our future effective income tax rate will be impacted by a number of factors, including the geographical composition of our worldwide taxable income. From time to time, our tax returns are reviewed by the Internal Revenue Service (IRS) and the taxing authorities in other countries in which we operate. For example, in the United States the Company’s subsidiary federal income tax returns for the years ended January 31, 2006 and January 31, 2005 are currently under audit by the IRS. If the tax laws of the countries in which we operate are rescinded or changed or the United States or other foreign tax authorities were to change applicable tax laws or successfully challenge the manner or jurisdiction in which our profits are recognized or our tax positions, our effective income tax rate could increase or we could become obligated to pay additional taxes, which would adversely impact our cash flow and profitability.

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

There can be no assurances that we will be able to comply in future years with the requirements and deadlines of Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), particularly in light of our decentralized management structure. A reported material weakness or the failure to meet the reporting deadline of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and this loss of confidence could cause a decline in the market price of our stock.

Our information technology systems are subject to risks which we cannot control.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure which have experienced system failures and electrical outages in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our clients and the ability of our clients to access our information technology systems.

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

In general, we seek to limit by contract and/or International Conventions and laws our liability to our clients for loss or damage to their goods and losses arising from our errors and omissions. However, these attempts are not always successful. We have, from time to time, made payments to our clients for claims related to our services and we expect to make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected. For example, we may be subjected to claims alleging that a malfunctioning climate-control unit at one of our subsidiaries’ warehouses resulted in damage to works of art stored in such warehouse. There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future or exceed our insurance levels. As with every insurance policy, our insurance policies contain limits, exclusions and deductibles that apply and we could be subject to claims for which insurance coverage may be inadequate or where coverage is disputed, and these claims could adversely impact our financial condition and results of operations. In addition, significant increases in insurance costs could reduce our profitability.

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

Our air transportation activities in the U.S. are subject to regulation by the Department of Transportation as an indirect air carrier and by the Federal Aviation Administration. We are also subject to security measures and strict shipper and client classifications by the Department of Homeland Security through the Transportation Security Administration (TSA). Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation, as necessary. We are accredited in each of our offices by the International Air Transport Association (IATA) or the Cargo Network Services Corporation, a subsidiary of IATA, as a registered agent. Our indirect air carrier status is also subject to the Indirect Air Carrier Standard Security Program administered by the TSA. We are licensed as a customs broker by the CBP in each United States customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing C-TPAT, we are subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under the Container Security Initiative, or CSI, which is administered by the CBP. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

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

As part of our contract logistics services, we operate owned and leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various national and state environmental, work safety and hazardous materials regulations.

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

As a contract logistics provider, from time to time, we lease single-tenant warehouses and distribution facilities under leases with terms longer than the contract logistics services contracts we have with our clients. We are required to pay rent under these real property leases even if our clients decide not to renew or otherwise terminate their agreements with us and we are not able to obtain new clients for these facilities. As a result, our revenues and earnings may be adversely affected. In addition, if we experience a decline in demand for space in our shared warehouses, then our revenues and earnings may decline as we would continue to be obligated to pay the full amount of the underlying leases.

If we are not reimbursed for amounts which we advance for our clients, our net revenue and profitability may decrease.

We make significant disbursements on behalf of our clients for transportation costs concerning collect freight and customs duties and taxes and in connection with our performance of other contract logistics services. The billings to our clients for these disbursements may be several times larger than the amount of revenue and fees derived from these transactions. If we are unable to recover a significant portion of these disbursements or if our clients do not reimburse us for a substantial amount of these disbursements in a timely manner, we may experience net revenue losses, decreased profitability and our cash flow may be negatively impacted.

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

In addition, our Articles of Association permit special meetings of the shareholders to be called only by our board of directors upon a resolution of the directors or by the directors upon the written request of holders of more than 30% of our outstanding voting shares. Our Articles of Association also contain a provision limiting business combinations with any holder of 15% or more of our shares unless the holder has held such shares for three years or, among other things, our board of directors has approved the transaction. Provisions of British Virgin Islands law to which we are subject could substantially impede the ability of our shareholders to benefit from a merger, takeover or other business combination involving us, discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, and impede the ability of our shareholders to change our management and board of directors.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of January 31, 2008, we leased or, in a limited number of cases, owned, 630 facilities in 64 countries. These facilities are generally comprised of office and warehouse space. In most countries, these facilities typically are located close to an airport, ocean port, or an important border crossing. Leases for our principal properties generally have terms ranging from three to ten years or more and often include options to renew. While some of our leases are month-to-month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.

As of January 31, 2008, we leased or owned the following facilities in the regions indicated:

			Contract Logistics
	Freight Forwarding		and Distribution
	Facilities		Centers
	Owned	Leased	Leased	Total

EMENA	3	169	39	211
Americas Freight Forwarding	2	69	5	76
Americas Contract Logistics and Distribution	—	—	72	72
Asia Pacific	—	65	27	92
Greater China	—	41	9	50
Africa	14	64	28	106
Global Specialized Solutions	—	—	23	23

Total	19	408	203	630

Included in our leased facilities are single-tenant warehouses and distribution facilities as well as shared warehouses. Approximately 185,500 square feet of our leased facilities represent single-tenant warehouses and distribution facilities under leases with a term longer than the logistics services contracts we have with our clients. In addition to the contract logistics centers reported above, we also manage a further 63 contract logistics centers which are located in the clients’ facilities.

Additional information regarding our lease commitments is set forth in Note 16, “Commitments” in our consolidated financial statements included in this annual report, which is incorporated herein by reference.

ITEM 3.	Legal Proceedings

From time to time, claims are made against us or we may make claims against others, including in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from engaging in certain activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on our results of operations for that period or future periods. As of the date of this report, we are not a party to any material litigation except as described below.

The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $12.9 million based on exchange rates as of January 31, 2008.

The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $14.1 million, based on exchange rates as of January 31, 2008.

Through several of our European indirect subsidiaries, we are engaged in the business of transportation and storage of fine works of art. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The Company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. The Company and its insurers are working with an art expert to determine whether any damages have occurred. The Company believes that any liability as a result of a claim would be mitigated based on a number of factors including insurance polices in place; limitations of liability imposed by the Company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the Company is unable to successfully mitigate its liability, the claim and its related impact could be material.

In June 2007, we responded to a grand jury subpoena requesting documents in connection with United States Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the air cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials in connection with its investigation of the international air cargo and transportation industry. We believe we are a subject of the U.S. DOJ investigation.

On October 10, 2007, we also received a notice from the Canadian Competition Bureau that the Bureau commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that we preserve records relevant to such investigation. On October 25, 2007, one of our subsidiaries also received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that we provide documents and information as it relates to New Zealand. Our subsidiary responded to the request from the New Zealand Commerce Commission on December 21, 2007.

We (along with seven other global logistics providers) have been named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the United States District court in the Eastern District of New York (Precision Associates, Inc. v. Panalpina World Transport (Holding) Ltd.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under US antitrust laws.

We have incurred, and we expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ or any other regulatory body concludes that we have engaged in anti-competitive behavior, we could incur significant additional legal fees and other costs, which could include fines and/or penalties, which may be material.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2008.

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

Price Range of our Ordinary Shares

Our ordinary shares trade on The Nasdaq Global Select Market under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows:

	High	Low

Fiscal Year Ended January 31, 2008:
4th Quarter	$25.24	$17.34
3rd Quarter	25.91	20.49
2nd Quarter	28.74	23.26
1st Quarter	32.00	22.25
Fiscal Year Ended January 31, 2007:
4th Quarter	31.00	24.56
3rd Quarter	29.30	21.35
2nd Quarter	35.92	22.51
1st Quarter	36.32	29.76

As of March 30, 2008, the number of holders of record of our ordinary shares was 187.

Dividend Policy

During both fiscal years 2008 and 2007, we paid an annual cash dividend of $0.06 per ordinary share, as adjusted to give effect to the Company’s three-for-one stock split completed on March 27, 2006. On March 27, 2008, our board of directors declared an annual regular cash dividend of $0.06 per outstanding ordinary share, payable on May 21, 2008 to shareholders of record as of April 30, 2008. Historically, our board of directors has considered the declaration of dividends on an annual basis. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors which our board of directors deems relevant. Our Articles of Association provide that dividends may only be declared and paid out of “surplus” and contain certain other limitations regarding the payment of dividends in accordance with the laws of the British Virgin Islands. In addition, our bank credit facilities contain limitations on our ability to pay dividends. We intend to reinvest a substantial portion of our earnings in the development of our business and no assurance can be given that dividends will be paid to our shareholders at any time in the future.

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

Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s ordinary shares for the period beginning January 31, 2003 through January 31, 2008 with the cumulative total return on (a) the NASDAQ Composite Index and (b) the NASDAQ Transportation Index. The graph assumes $100 was invested in the Company’s ordinary shares and in each of the indices shown and assumes that all of the dividends were reinvested.

The comparisons in this table are required by the SEC and, therefore, are not intended to forecast or be indicative of possible future performance of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among UTi Worldwide Inc., the Nasdaq Composite Index
and the NASDAQ Transportation Index

*	$100 invested on 1/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending January 31.

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

Tax Consequences to U.S. Holders

Distributions

If we make any distributions on our ordinary shares, the gross amount of any such distribution (other than in liquidation) that you receive with respect to our ordinary shares generally will be taxed to you as a dividend to the extent such distribution does not exceed our current or accumulated earnings and profits, as calculated for U.S. Federal income tax purposes. To the extent any distribution exceeds our earnings and profits, as calculated for U.S. Federal income tax purposes, the distribution will first be treated as a tax-free return of capital to the extent of your adjusted tax basis in our ordinary shares and will be applied against and reduce such basis on a dollar-for-dollar basis (thereby increasing the amount of gain and decreasing the amount of loss recognized on a subsequent disposition of such common stock). To the extent that such distribution exceeds your adjusted tax basis, the distribution will be taxed as gain recognized on a sale or exchange of our ordinary shares. See “Sale or Other Disposition of our Ordinary Shares,” below. Dividends paid with respect to our ordinary shares will generally be treated as foreign source “passive income.” Because we are not a U.S. corporation, dividends paid by us to corporations are not eligible for the dividends-received deduction. A U.S. holder will not be eligible to claim a foreign tax credit against its U.S. Federal income tax liability for foreign taxes paid by us unless it is a U.S. corporation owning 10% or more of our voting stock.

Sale or Other Disposition of our Ordinary Shares

In connection with the sale or other taxable disposition of our ordinary shares:

•	you will recognize a gain or loss equal to the difference (if any) between the U.S. dollar value of the amount realized on such sale or other taxable disposition, and your adjusted tax basis in such ordinary shares;

•	any gain or loss will be capital gain or loss and will be long-term capital gain or loss if your holding period for our ordinary shares is more than one year at the time of such sale or other disposition;

•	any gain or loss will be treated as having a United States source for U.S. foreign tax credit purposes and as a result of the foreign tax credit provisions of the Internal Revenue Code of 1986. As a result, you may be unable to claim a foreign tax credit for British Virgin Islands taxes, if any, imposed upon the sale or disposition of ordinary shares; and

•	your ability to deduct capital losses may be subject to limitations.

Passive Foreign Investment company

We will be classified as a passive foreign investment company for U.S. Federal income tax purposes if:

•	75% or more of our gross income for the taxable year is passive income; or

•	on average for the taxable year, 50% or more of our assets by value or under certain circumstances, by adjusted basis, produce or are held for the production of passive income.

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

Information Return and Backup Withholding

Distributions made by us with respect to our ordinary shares and gross proceeds from the disposition of the shares may be subject to information reporting requirements to the Internal Revenue Service and a 28% backup withholding tax. However, the backup withholding tax will generally not apply to a U.S. holder who furnishes a correct taxpayer identification number and provides other required information. If backup withholding applies, the amount withheld is not an additional tax, but is credited against the shareholder’s United States Federal income tax liability. Accordingly, we urge you to contact your own tax advisor to ascertain whether it is necessary for you to furnish any such information to us or the Internal Revenue Service.

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

There is no income tax treaty or tax related convention currently in effect between the United States and the British Virgin Islands. The United States and British Virgin Islands do have an agreement relating to mutual legal assistance for the exchange of information relating to taxation between those countries.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report.

The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

	Year ended January 31,
	2008	2007	2006	2005	2004
		(in thousands, except per share amounts)
		Note(5)	Note(5)	Note(6)

INCOME STATEMENT DATA:
Gross revenues(1)(2)(3)	$4,379,010	$3,561,365	$2,785,575	$2,259,793	$1,502,875
Freight consolidation costs(1)	2,882,306	2,338,553	1,819,843	1,486,249	906,734

Net revenues(1)(3):
Airfreight forwarding	383,602	329,582	290,993	253,289	198,822
Ocean freight forwarding	174,905	146,571	118,346	98,877	75,131
Customs brokerage	94,649	84,135	78,503	75,352	65,532
Contract logistics(2)(3)	536,943	410,640	346,220	235,884	180,088
Distribution(3)	143,931	150,261	50,187	44,707	32,661
Other(3)	162,674	101,623	81,483	65,435	43,907

Total net revenues	1,496,704	1,222,812	965,732	773,544	596,141
Staff costs(4)	804,903	642,962	547,233	430,026	337,705
Depreciation and amortization	39,687	33,422	23,052	19,453	14,806
Amortization of intangible assets	9,436	8,005	5,082	1,980	663
Restructuring and impairments	8,395	—	—	—	—
Other operating expenses	483,124	383,502	291,019	259,188	201,763

Operating income	151,159	154,921	99,346	62,897	41,204
Net income	$98,686	$103,511	$53,809	$33,433	$26,457

Basic earnings per ordinary share	$1.00	$1.06	$0.57	$0.36	$0.29

Diluted earnings per ordinary Share	$0.99	$1.04	$0.55	$0.35	$0.28

Cash dividends declared per ordinary share	$0.06	$0.06	$0.05	$0.04	$0.03

Number of weighted average shares used for per share calculations:
Basic shares	99,113	97,431	94,147	92,203	90,875
Diluted shares	100,172	99,562	98,042	95,705	94,440
BALANCE SHEET DATA:
Total assets	2,074,676	1,660,078	1,222,305	1,057,296	712,079
Long-term liabilities(7)	270,331	287,834	55,125	65,911	31,999

(1)	Refer to Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements for revenue recognition policy.

(2)	We acquired International Healthcare Distributors (Pty.) Limited, which we refer to as IHD, Unigistix Inc., which we refer to as Unigistix and Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span in June 2004, October 2004 and November 2006, respectively. Because of these acquisitions, our contract logistics gross and net revenues have increased over our historical levels. Additional information regarding acquisitions and the impact of acquisitions is included in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Acquisitions,” in our consolidated financial statements included in this annual report.

(3)	During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to the acquisition of Market Transport Services in March 2006, the Company changed its disclosure of gross revenues and net revenues by its principal services. As a result, distribution revenues are now separately reported. In previous periods, distribution revenues had been combined with other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our contract logistics services have been reclassified to distribution. There were no changes in airfreight forwarding, ocean freight forwarding, and customs brokerage revenues.

Additional information regarding our segment reporting is included in Note 19, “Segment Reporting,” in our consolidated financial statements included in this annual report.

(4)	Staff costs include share-based payments made to employees for services performed. The share-based payments include restricted stock units issued in fiscal 2006 and 2005 and awards granted to the selling shareholders of Grupo SLi and Union S.L., which we collectively refer to as SLi, for services performed. Refer to Note 14, “Share-Based Compensation,” in our consolidated financials for further discussion.

(5)	The information reflects the restatement of certain 2007 amounts and the correction of certain 2006 amounts described in Note 21, “Restatement of Previously Issued Financial Statements,” in our consolidated financial statements.

(6)	The information reflects certain minor corrections of 2005 amounts, which were immaterial, individually and in the aggregate.

(7)	On July 13, 2006, we issued the $200.0 million Senior Notes. Additional information regarding the Senior Notes is discussed in Part II, Item 7 of this report appearing under the caption, “Credit Facilities and Senior Notes,” and in Note 10, “Borrowings,” in our consolidated financial statements included in this annual report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our financial condition, changes in financial condition and results of operations.

This discussion and analysis of our financial condition and results of operations gives effect to the restatement of certain 2007 amounts and the correction of certain 2006 and 2005 amounts discussed in the Introduction immediately preceding Item I of this Annual Report on Form 10-K and in Note 20 and Note 21 to the Notes to Consolidated Financial Statements.

We will discuss and provide our analysis in the following order:

•	Overview

•	Discussion of Operating Results

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Impact of Inflation

•	Critical Accounting Policies and Use of Estimates

Overview

We are an international, non-asset-based supply chain services and solutions company that provides air and ocean freight forwarding, contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage and other supply chain management services. Our operations are principally managed by geographic region and by services offered. Our principal sources of income include airfreight forwarding, ocean freight forwarding, customs brokerage, contract logistics, distribution and other supply chain management services. During the first quarter of fiscal 2008, we realigned our operations into the following reportable segments: EMENA; Americas Freight Forwarding; Americas Contract Logistics and Distribution; Asia Pacific; Greater China; Africa; Global Specialized Solutions; and Corporate.

Our recent growth in gross revenue and net revenue for the fiscal years ended January 31, 2008 and January 31, 2007, compared to the respective prior year periods, resulted from growth which we attribute to the growth of our existing operations, our acquisitions made during the relevant year and generally favorable exchange rates as compared to the U.S. dollar. The growth in our existing operations is attributable to serving new clients as well as the increase in business from existing clients, which we collectively refer to as organic growth.

A significant portion of our expenses is variable and adjusts to reflect the level of our business activities. Other than transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.

In connection with our five-year strategic operating plan, which we refer to as “CLIENTasONE,” we are undertaking various efforts to increase the number and size of our clients and our revenue, improve our operational performance, develop and implement new systems and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage client relationships, integrate acquisitions, control costs and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.

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

Cost Reduction Measures

On January 31, 2008, we determined to undertake several cost reduction measures designed to streamline our operations and reduce our costs. These measures, which we refer to collectively as the Cost Reduction Measures, were undertaken and/or are being undertaken by us in response to slowing growth in our net revenue resulting from yield compression and a slowing economy, as well as deterioration in the performance of some of our under-performing operations. The Cost Reduction Measures include the following:

•	Exiting our retail distribution business in Africa, the surface distribution operation of our integrated logistics businesses in the Americas, and other selected non-performing operations;

•	Cancelling various long-term initiatives, such as the development of certain industry verticals;

•	Reducing the number of aircraft which we charter, primarily on the routes from Asia;

•	Exiting an unprofitable contract arrangement in connection with a contract logistics site in the Americas; and

•	Realigning corporate and regional functions in an effort to reduce our overhead costs.

As a result of the Cost Reduction Measures, we have undertaken steps to reduce our global workforce by approximately 6% by the end of the second fiscal quarter in fiscal 2009 when compared with our workforce at the end of the third quarter of fiscal 2008. While some of the initial Cost Reduction Measures have been implemented as of the date of this filing, others are being implemented in the first and second quarters of fiscal 2009. Accordingly, we expect to experience most of the anticipated improvements from these actions commencing in the second half of fiscal 2009. When fully implemented the Cost Reduction Measures are expected to reduce annualized expenses by approximately $105 to $110 million and result in annualized net revenue reductions of $70 to $75 million.

In connection with the Cost Reduction Measures, we incurred pre-tax restructuring charges of approximately $8.4 million in the fourth quarter of fiscal 2008. As of the date of this filing, we expect to record additional pre-tax restructuring charges of approximately $5.2 million in the first quarter of fiscal 2009. These pre-tax restructuring charges and costs include:

•	Employee severance and termination costs estimated to be $5.5 million in the aggregate, of which approximately $2.5 million were incurred in the fourth quarter of fiscal 2008;

•	Asset impairment charges of approximately $3.5 million, which were incurred in the fourth quarter of fiscal 2008. Asset impairments primarily relate to the cancellation of various long term initiatives, such as the development of certain industry verticals and information technology costs; and

•	Contract termination and other costs estimated to be $4.6 million in the aggregate, of which approximately $2.4 million were incurred in the fourth quarter of fiscal 2008.

We estimate that approximately seventy four percent of the total charges associated with the Cost Reduction Measures have been, or will be, cash expenditures, predominantly for severance and employee termination costs.

Termination Notice

As previously disclosed, we received written notification from Wal*Mart that, effective March 1, 2008, Wal*Mart had terminated its outsourcing agreement with us for its warehouse facility in Baytown, Texas. We project that the loss of this contract will result in a loss of net revenues of approximately $45 million per year and a corresponding reduction in related costs of approximately $40 million per year.

Acquisitions

As a key part of our growth strategy, we regularly evaluate acquisition opportunities. During the fiscal year ended January 31, 2008, we completed three acquisitions. These acquisitions, along with our other acquisitions over the past five years, have had a significant effect on the comparability of our operating results, increasing gross revenues, net revenues and expenses, over the respective prior periods and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year, will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the dates of their respective acquisitions. We consider the operating results of an acquired company during the year following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth. Historically, we have financed acquisitions with a combination of cash from operations and borrowed money. We may borrow additional money or issue ordinary shares in the future to finance acquisitions. From time to time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to potential acquisition targets.

We cannot assure you that we will be able to consummate acquisitions in the future on terms acceptable to us, or at all, in which case our rate of growth may be negatively impacted. We may not be successful in integrating the companies we have acquired, or those we may acquire in the future, and may not achieve the expected financial results, including cost savings in the anticipated timeframes, if at all. Future acquisitions are accompanied by the risk that the liabilities of any such acquired company may not be adequately reflected in the historical financial statements of such company and the risk that such historical financial statements may be based on assumptions that are incorrect or inconsistent with our assumptions. To the extent we make additional acquisitions in the future, the risks associated with our acquisition strategy will be exacerbated. Readers are urged to read carefully all cautionary statements contained in this Form 10-K relating to acquisitions, including, without limitation, those contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.

Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6.5 million in cash. Effective October 8, 2007, the Company completed a merger agreement to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation. The Company has accounted for these transactions in accordance with SAB Topic 5H, Accounting for Sales of Stock by a Subsidiary. Accordingly, a gain of $3.2 million was recorded in the consolidated income statement for the year ended January 31, 2008. This gain represents the excess of the fair value received pursuant to the Newlog Merger over the carrying amount of the wholly owned Israeli indirect subsidiary contributed. Effective October 16, 2007, the Company acquired certain assets and liabilities of Transclal Trade Ltd., an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $34.6 million in cash. We refer to the Newlog Merger and the acquisition of certain assets and liabilities of Transclal Trade Ltd. as the Israel Acquisition. The allocation of the final purchase price to the acquired assets and assumed liabilities for the Israel Acquisition has not yet been finalized. As a result of the Israel Acquisition, the Company will become one of the larger freight forwarding operations in Israel.

Effective September 6, 2007, we acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary) Limited and its subsidiaries, which we collectively refer to as CSC, for an initial cash payment of approximately $5.2 million, net of cash received. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. As a result of this acquisition, the Company has increased its range of services to the pharmaceutical industry in South Africa. In addition to the initial payment and subject to certain regulations coming into effect within three to five years from the effective date of the acquisition, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8.0 million, based on a recalculation of CSC’s earnings from September 1, 2006 through the effective date of the acquisition.

Effective August 17, 2007, we acquired the remaining outstanding shares of our South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries Co-ordinated Materials Handling (Pty) Ltd. and UTi CMH Sub Assembly (Pty) Ltd., of which we had already owned 50%, for a total consideration of approximately $12.7 million.

Effective November 17, 2006, we acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span, for an initial cash payment of approximately $22.0 million. Span, headquartered in Markham, near Toronto, Ontario, Canada, is a value-added provider of integrated and customized supply chain management solutions, primarily in North America. The initial purchase price was also subject to a working capital adjustment. In addition to the initial payment, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million, less any working capital adjustment based on the performance of Span for the fiscal year ended January 31, 2008. We anticipate making the final earn-out payment of $27.2 million in April 2008.

Effective March 7, 2006, we acquired Portland, Oregon-based Market Transport Services, a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in domestic ground transportation, for approximately $197.1 million in cash. The acquisition of Market Transport Services was funded by a combination of our cash reserves and the proceeds of a $150.0 million senior secured six-month term credit facility, which we refer to as the Bridge Facility. On July 13, 2006, we issued $200.0 million of senior unsecured guaranteed notes, which we refer to as the Senior Notes, and utilized $150.0 million of those proceeds to repay the $150.0 million Bridge Facility. Additional information regarding the Senior Notes is discussed in this Item appearing under the caption, “Credit Facilities and Senior Notes,” and in Note 10, “Borrowings,” in our consolidated financial statements included in this annual report.

We made several smaller acquisitions in fiscal 2007. Effective January 26, 2007, we acquired 100% of the outstanding shares of Cargoforte Sp. Zo.o (which we refer to as Cargoforte), a Polish company involved in freight forwarding and contract logistics for an initial purchase price of approximately $1.0 million in cash. Our acquisition of Cargoforte is subject to a maximum contingent earn-out of $20.0 million, which is offset against the initial purchase price and is to be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2011. Effective December 18, 2006, we acquired 100% of the outstanding shares of WEST Pharma Logistics, s.r.o. (which we refer to as West Pharma), a contract logistics company, located in Slovakia, for an initial purchase price of approximately $1.1 million. We also anticipate making two contingent earn-out payments related to our acquisition of West Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.

Effective October 1, 2005, we acquired 100% of the issued and outstanding shares of Concentrek, a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9.6 million, which included a guaranteed minimum future earn-out payment of $1.2 million, which was paid in March 2007. The terms of the acquisition agreement originally provided for four additional earn-out payments up to a maximum of $7.5 million, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum payment. We anticipate making the first of these payments in the amount of $2.1 million in April 2008 resulting from the performance of Concentrek for the period ended January 31, 2008.

Effective June 1, 2005, we acquired 100% of the issued and outstanding shares of Perfect Logistics Co., Ltd., which we refer to as Perfect Logistics, a third-party contract logistics provider and customs broker headquartered in Taiwan. The initial purchase price was approximately $13.8 million in cash. In addition to the initial payment, the terms of the acquisition agreement originally provided for four additional payments of up to a maximum U.S. dollar equivalent of approximately $5.6 million in total, based on the future performance of Perfect Logistics over each of the four twelve-month periods ending May 31, 2009. As of January 31, 2008, the two remaining earn-out payments relating to this acquisition were subject to a maximum U.S. Dollar equivalent of approximately $4.7 million.

We made several smaller acquisitions in fiscal 2006. Effective July 1, 2005, we acquired the business and net assets of Maertens Art Packers & Shippers B.V.B.A. (which we refer to as Maertens), a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1.1 million in cash. In addition, effective May 1, 2005, we acquired the assets and ongoing contract logistics business of a small transportation management provider in New Zealand and effective December 29, 2005 we acquired 100% of the outstanding shares of Logica GmbH and Logica Services GmbH (which we collectively refer to as Logica), which provides contract logistics services, for $1.2 million and contingent earn-out payments based on a multiple of the operations of the acquired businesses for each of the two consecutive twelve-month periods ending January 31, 2010. We acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., a South African company, of which we had already owned 50%, and UTi Egypt Limited, of which we had already owned 55%. Effective May 31, 2005, we acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., our Israeli subsidiary.

On January 25, 2002, we completed the acquisition of Grupo SLi and Union S.L., which we collectively refer to as SLi, a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. We acquired SLi for an initial cash payment of approximately $14.0 million. In addition to the initial payment, the terms of the acquisition agreement provide for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. We have satisfied our obligations in relation to each of the fiscal years ended January 31, 2003 through 2006 resulting in additional cash payments of approximately $40.0 million and the issuance of 2,126,901 UTi shares for total consideration of approximately $104.0 million. We made the final payment under this agreement in September of 2006. This payment was comprised of a $6.5 million cash payment and the issuance of 1.5 million shares of common stock valued at $34.9 million. A portion of the consideration due under the earn-out arrangement was linked, in part, to the continuing employment of two of the selling shareholders of SLi and as such, represented a compensatory arrangement in accordance with SFAS No. 141, Business Combinations and Emerging Issues Task Force Issue (EITF) No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, which we refer to as the SLi Share-based Compensation Arrangement. Refer to Note 14, “Share-Based Compensation” to the consolidated financial statements.

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2008 and fiscal 2007 compared to the respective prior year. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in Part I, Item 1A under the heading, “Risk Factors,” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement. Our consolidated financial statements attached to this report, have been prepared in U.S. dollars and in accordance with U.S. GAAP.

Geographic Segment Operating Results

We manage our business through eight geographic segments comprised of EMENA, Americas Freight Forwarding, Americas Contract Logistics and Distribution, Asia Pacific, Greater China, Africa, Global Specialized Solutions and Corporate. The Company’s operations are principally managed by geographic region and by services offered.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding gross revenues for the movement of goods is attributed to the country where the shipment originates. Gross revenues, as well as net revenues, for all other services (including contract logistics services) are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Our gross and net revenues and operating income by operating segment for the fiscal years ended January 31, 2008 and 2007, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Year Ended January 31,
	2008			2007(1)
	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

EMENA	$1,129,125	$357,430	$43,475	$850,132	$258,874	$47,457
Americas Freight Forwarding	614,018	173,922	23,440	516,858	152,737	14,854
Americas Contract Logistics and Distribution	845,835	481,631	37,112	660,467	377,286	31,069
Asia Pacific	486,879	98,123	27,175	420,932	82,146	22,230
Greater China	645,614	83,024	25,451	530,457	76,187	25,883
Africa	580,324	233,442	34,595	517,470	218,105	32,293
Global Specialized Solutions	77,215	69,132	4,770	65,049	57,477	11,876
Corporate	—	—	(44,859)	—	—	(30,741)

Total	$4,379,010	$1,496,704	$151,159	$3,561,365	$1,222,812	$154,921

	Change to Year Ended January 31, 2008
	from Year Ended January 31, 2007
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

EMENA	$278,993	$98,556	$(3,982)	33%	38%	(8)%
Americas Freight Forwarding	97,160	21,185	8,586	19	14	58
Americas Contract Logistics and Distribution	185,368	104,345	6,043	28	28	19
Asia Pacific	65,947	15,977	4,945	16	19	22
Greater China	115,157	6,837	(432)	22	9	(2)
Africa	62,854	15,337	2,302	12	7	7
Global Specialized Solutions	12,166	11,655	(7,106)	19	20	(60)
Corporate	—	—	(14,118)	—	—	46

Total	$817,645	$273,892	$(3,762)	23%	22%	(2)%

	Year Ended January 31,
	2007(1)			2006(2)
	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

EMENA	$850,132	$258,874	$47,457	$693,661	$209,053	$3,245
Americas Freight Forwarding	516,858	152,737	14,854	454,816	135,268	12,897
Americas Contract Logistics and Distribution	660,467	377,286	31,069	243,406	238,367	19,987
Asia Pacific	420,932	82,146	22,230	379,080	73,433	18,082
Greater China	530,457	76,187	25,883	475,637	62,701	24,790
Africa	517,470	218,105	32,293	471,718	195,421	31,698
Global Specialized Solutions	65,049	57,477	11,876	67,257	51,489	13,550
Corporate	—	—	(30,741)	—	—	(24,903)

Total	$3,561,365	$1,222,812	$154,921	$2,785,575	$965,732	$99,346

	Change to Year Ended January 31, 2007
	from Year Ended January 31, 2006
	Amount			Percentage
	Gross	Net	Operating	Gross	Net	Operating
	Revenue	Revenue	Income	Revenue	Revenue	Income

EMENA	$156,471	$49,821	$44,212	23%	24%	1,362%
Americas Freight Forwarding	62,042	17,469	1,957	14	13	15
Americas Contract Logistics and Distribution	417,061	138,919	11,082	171	58	55
Asia Pacific	41,852	8,713	4,148	11	12	23
Greater China	54,820	13,486	1,093	12	22	4
Africa	45,752	22,684	595	10	12	2
Global Specialized Solutions	(2,208)	5,988	(1,674)	(3)	12	(12)
Corporate	—	—	(5,838)	—	—	23

Total	$775,790	$257,080	$55,575	28%	27%	56%

(1)	The information reflects the restatement of certain 2007 amounts described in Note 21, “Restatement of Previously Issued Financial Statements,” in our consolidated financial statements.

(2)	The information reflects the correction of certain 2006 amounts described in Note 21, “Restatement of Previously Issued Financial Statements,” in our consolidated financial statements.

All of our operating regions reported improvements in gross and net revenues for fiscal 2008 when compared to fiscal 2007.

Our EMENA segment showed improvements in gross and net revenues for fiscal 2008 versus fiscal 2007 primarily due to organic growth and currency movements. The Israel Acquisition in October 2007 and Cargoforte acquisition in January 2007 also contributed to the increases in our gross and net revenues in EMENA for fiscal 2008 compared to fiscal 2007. We estimate that these two acquisitions improved our gross and net revenues for our EMENA segment by approximately 9% and 10% respectively. During fiscal 2007 our operating expenses for our EMENA segment were reduced by $12.6 million, due to staff costs related to the SLi Share-based Compensation Arrangement. The arrangement was classified as a liability and the decrease in the market price of our ordinary shares reduced the amount of compensation expense we recorded. No corresponding staff cost (or credit or reduction) was recognized during fiscal 2008 for this arrangement.

The increases in gross and net revenues in our Americas Freight Forwarding segment for fiscal 2008 compared to fiscal 2007 were due primarily to organic growth in both gross and net revenues from airfreight business. This organic growth in airfreight gross and net revenues was primarily driven by higher shipment volumes during fiscal 2008 in comparison to fiscal 2007, with most of this growth emanating from our operations in Greater China.

The increases in gross and net revenues in our Americas Contract Logistics and Distribution segment for fiscal 2008 in comparison to fiscal 2007 were due primarily to organic growth resulting from a number of new contracts as well as our acquisition of Span in November 2006. The increase in contract logistics net revenues in fiscal 2008 was partially offset by declines in our distribution net revenues as a result of a softer U.S. domestic trucking environment when compared to fiscal 2007. We do not expect the domestic U.S trucking environment to improve significantly during fiscal 2009. Contract logistics margins were negatively impacted in fiscal 2008 by staff costs of $5.2 million in connection with a new contract logistics operation, which we did not recover from the client. The Company has concluded an agreement with the client to exit this contract by the end of our second quarter of fiscal 2009. In addition to the staff costs mentioned above, during the fourth quarter of fiscal 2008 we accrued contract termination costs and other exit costs of $2.0 million, relating to the agreement to exit this contract.

Gross and net revenues in our Asia Pacific segment increased during fiscal 2008 when compared to fiscal 2007 primarily due to organic growth in our air and ocean freight and other services. At the operating income line, our Asia Pacific segment continued to be one of our highest operating profit margin segments, calculated by dividing operating income for the segment by net revenues for the segment, reporting an operating profit margin of approximately 28% for fiscal 2008. The higher operating profit margin in this segment when compared to our other segments is primarily as a result of lower staff costs in this region.

Gross revenues in our Greater China segment increased during fiscal 2008 when compared to fiscal 2007 primarily due to organic growth in our air and ocean freight forwarding services as a result of higher shipment volumes. Our airfreight net revenues in our Greater China segment in fiscal 2008 were negatively impacted by a decrease in airfreight yields as a result of higher pricing and high fuel surcharges. We currently do not expect a significant increase in airfreight yields during fiscal 2009 in this region when compared to fiscal 2008.

The increases in gross and net revenues in our Africa segment during fiscal 2008 when compared to fiscal 2007 resulted primarily from organic growth in our air and ocean freight forwarding due to increased levels of business, especially exports out of South Africa and to a lesser degree, to increased levels of business in our contract logistics services.

The increase in gross and net revenues during fiscal 2008 in our Global Specialized Solutions segment when compared to fiscal 2007 resulted primarily from organic growth. We experienced a decrease in our operating income in our Global Specialized Solutions segment in fiscal 2008 as compared to fiscal 2007, primarily as a result of weakness in our International Healthcare Distributors (Pty.) Limited operations, located in South Africa, which we refer to as IHD, as well as costs associated with our efforts to replicate the IHD model in other markets. We have curtailed this replication effort for the immediate future.

Because of the integrated nature of our business, with global customers being served by more than one of our geographic segments and with at least two segments often operating together to carry out our freight forwarding services, we also analyze our revenues by type of service in addition to looking at our results by segments.

By service line, the increase in our total gross revenues of $817.6 million, or 23%, in fiscal 2008 over fiscal 2007 was due to increases in airfreight forwarding of $283.8 million, contract logistics of $141.3 million, ocean freight forwarding of $163.6 million, other revenue of $146.7 million, customs brokerage of $11.9 million and distribution of $70.4 million.

We estimate that organic growth accounted for approximately $491.7 million of the increase in gross revenue for fiscal 2008 versus fiscal 2007.

We believe our net revenue is a better measure than gross revenue when comparing period over period trends due to our gross revenue for our services as an indirect air and ocean carrier including the carriers’ charges to us for carriage of the shipment. Our gross revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Net revenue derived from freight forwarding generally is shared between the points of origin and destination. Our gross revenue in our other service lines includes only commissions and fees earned by us and is substantially the same as our net revenue.

The following table shows the relative portion of our net revenues by service line, as well as our operating and other income and expenses for the periods presented, expressed as a percentage of total net revenues.

	Year ended January 31,
	2008	2007(1)	2006(1)

Net revenues:
Airfreight forwarding	26%	27%	30%
Ocean freight forwarding	12	12	12
Customs brokerage	6	7	8
Contract logistics	36	34	36
Distribution	9	12	5
Other	11	8	9

Total net revenues	100	100	100
Operating expenses:
Staff costs	54	53	57
Depreciation and amortization	3	3	2
Amortization of intangible assets	1	1	1
Restructuring and impairments	1	—	—
Other operating expenses	32	31	30

Operating income	10	13	10
Interest income	1	1	1
Interest expense	(2)	(2)	(1)
(Losses)/gains on foreign exchange	*	*	*
	—	—	—
Pretax income	9	11	10
Provision for income taxes	(3)	(3)	(4)
Minority interests	*	*	*
	—	—	—
Net income	7%	8%	6%

*	Less than one percent.

(1)	The information reflects the restatement of certain 2007 amounts and the correction of certain 2006 amounts described in Note 21, “Restatement of Previously Issued Financial Statements,” in our consolidated financial statements.

Year Ended January 31, 2008 Compared to Year Ended January 31, 2007

Net revenue increased $273.9 million, or 22%, to $1.5 billion for fiscal 2008 compared to $1.2 billion for fiscal 2007. Our net revenue increase for fiscal 2008 resulted primarily from organic growth from operations in all our geographic regions totaling $145.6 million.

Airfreight forwarding net revenue increased $54.0 million, or 16%, to $383.6 million for fiscal 2008 compared to $329.6 million for fiscal 2007. This increase resulted primarily from organic growth in our EMENA, Asia Pacific and Americas regions in fiscal 2008 when compared to fiscal 2007. Our organic growth resulted primarily from higher shipment volumes from existing clients and shipments from new clients secured in all of these regions.

Ocean freight forwarding net revenue increased $28.3 million, or 19%, to $174.9 million for fiscal 2008 compared to $146.6 million for fiscal 2007. This increase was due primarily to organic growth resulting from increased shipment volumes in all of our regions, particularly EMENA, Asia Pacific and Greater China regions. The increase in ocean freight yields in all of our regions in fiscal 2008 compared to fiscal 2007 also contributed to our overall increase in ocean freight forwarding net revenues.

Customs brokerage net revenue increased $10.5 million, or 12%, to $94.6 million for fiscal 2008 compared to $84.1 million for fiscal 2007. Customs brokerage net revenue increased in fiscal 2008 when compared to fiscal 2007 primarily due to organic growth in our EMENA and Asia Pacific regions.

Contract logistics net revenue increased $126.3 million, or 31%, to $536.9 million for fiscal 2008 compared to $410.6 million for fiscal year 2007. This increase resulted primarily from organic growth that totaled approximately $72.5 million, particularly in the Americas region and to a lesser degree in our EMENA region.

Distribution net revenue, decreased $6.3 million, or 4%, to $143.9 million for fiscal 2008 compared to $150.3 million for fiscal 2007. This decrease was a result of the softening U.S domestic trucking market throughout fiscal 2008. This situation is not expected to improve in the foreseeable future. We did experience increases in distribution net revenues in our Africa and Asia Pacific regions, although these operations are on a much smaller scale than the North American operations.

Other net revenue, increased $61.1 million, or 60%, to $162.7 million for fiscal 2008 compared to $101.6 million for fiscal 2007, primarily from organic growth in our EMENA, Americas Freight Forwarding, Asia Pacific and Africa regions in fiscal 2008 when compared to fiscal 2007. In addition to the increase in organic growth, revenue relating to our acquisitions of Cargoforte, Span, CSC and the Israel Acquisition accounted for the remaining increase in other net revenue for fiscal 2008 in comparison to fiscal 2007.

Staff costs increased $161.9 million, or 25%, to $804.9 million for fiscal 2008 from $643.0 million for fiscal 2007, primarily as a result of the addition of personnel in connection with increased levels of business during fiscal 2008 as compared to fiscal 2007, and to a lesser degree to our acquisitions made since February 1, 2007, particularly Cargoforte and Israel. Staff costs for fiscal 2007 were reduced by $12.6 million related to the SLi Share-based Compensation Arrangement, which reduction was not repeated in fiscal 2008 and has the effect of enlarging the percentage increase in staff costs for fiscal 2008 when compared to fiscal 2007. See Note 14, “Share-Based Compensation.” Total staff costs expressed as a percentage of net revenues increased to 54% in fiscal 2008 from 53% in fiscal 2007.

Depreciation and amortization expense increased by $6.3 million, or 19%, to $39.7 million for fiscal 2008 over fiscal 2007 primarily due to the impact of our acquisitions made since February 1, 2007, as well as capital spending undertaken. When expressed as a percentage of net revenue, depreciation and amortization expense remained constant at 3% of net revenue in both fiscal 2008 and fiscal 2007.

Amortization of intangible assets expense increased by $1.4 million, or 18%, to $9.4 million for fiscal 2008 over fiscal 2007 due to our acquisitions including Cargoforte, Span, Israel and CSC. When expressed as a percentage of net revenue, amortization of intangible assets expense remained constant at 1% of net revenue between fiscal 2008 and fiscal 2007.

Restructuring and impairments increased by $8.4 million, or 100% for fiscal 2008 over fiscal 2007 primarily due to severance, asset impairment and other related restructuring costs totaling $2.5 million, $3.5 million and $2.4 million respectively. When expressed as a percentage of net revenue, restructuring and impairments accounted for 1% of net revenue in fiscal 2008.

Other operating expenses increased by $99.6 million, or 26%, to $483.1 million in fiscal 2008 compared to $383.5 million for fiscal 2007. Of this increase, we estimate that approximately 47% was due to the increase in costs associated with the growth of the Company’s business during fiscal 2008. Secondarily, the increase was caused by the additional operating costs incurred by us as a result of our acquisitions from their effective dates. Included in other operating expenses for fiscal 2008 are facilities and communications costs of $159.0 million compared to $127.3 million of such costs for fiscal 2007, representing an increase of 25%. Facilities and communications costs increased primarily as a result of the addition of new locations and additional or larger facilities to accommodate the growth in the business in fiscal 2008 as compared to fiscal 2007, as well as from the impact of acquisitions made during the period. The balance of the other operating expenses is comprised of selling, general and administrative costs. For fiscal 2008, selling, general and administrative costs increased 27% to $324.2 million compared to $256.2 million for fiscal 2007. The increase in selling, general and administrative costs was primarily a result of increased costs related to the growth in our business as well as the impact of acquisitions.

When expressed as a percentage of net revenue, other operating expenses increased slightly to 32% for fiscal 2008 from 31% when compared to fiscal 2007.

Interest income and interest expense increased in fiscal 2008 as compared to fiscal 2007 by $2.8 million, or 34%, and $3.4 million, or 15%, respectively. Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations.

Our effective income tax rate of 27% in fiscal 2008 was higher than the effective income tax rate of 23% in fiscal 2007 primarily due to the SLi Share-based Compensation Arrangement discussed in Note 14, “Share-Based Compensation.” As previously discussed, we recorded a benefit of $12.6 million in fiscal 2007 associated with the SLi Share-based Compensation Arrangement, with no associated tax expense. As such, our effective tax rate in fiscal 2007 was lower than it otherwise would have been.

Net income decreased by $4.8 million, or 5%, to $98.7 million in fiscal 2008 as compared to the prior year for the reasons listed above.

Year Ended January 31, 2007 Compared to Year Ended January 31, 2006

Net revenue increased $257.1 million, or 27%, to $1.2 billion for fiscal 2007 compared to $965.7 million for fiscal 2006. Our net revenue increase resulted primarily from organic growth from operations in all our geographic regions totaling $145.2 million. Acquisitions, primarily Market Transport Services and Concentrek, accounted for approximately $119.5 million of the net revenue increase for fiscal 2007 versus fiscal 2006, while on a constant currency basis, when we translate our fiscal 2007 results using currency exchange rates in effect for fiscal 2006; we estimate that unfavorable exchange rates had a negative impact of approximately $7.6 million.

Airfreight forwarding net revenue increased $38.6 million, or 13%, to $329.6 million for fiscal 2007 compared to $291.0 million for fiscal 2006. This increase resulted primarily from organic growth in our EMENA and Asia Pacific regions in fiscal 2007 when compared to fiscal 2006, which was partially offset by the negative impact of currency exchange rates when reported in U.S. dollars in fiscal 2007 when compared to the currency exchange rates in effect in fiscal 2006. Our organic growth resulted primarily from higher volumes in our EMENA and Asia Pacific regions, which resulted in higher airfreight forwarding net revenue in fiscal 2007 versus fiscal 2006.

Ocean freight forwarding net revenue increased $28.2 million, or 24%, to $146.6 million for fiscal 2007 compared to $118.3 million for fiscal 2006. This increase was due primarily to organic growth in all of our regions which growth was partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in fiscal 2007 when compared to the currency exchange rates in effect in fiscal 2006. This increase was also a result of higher ocean freight shipment volumes during fiscal 2007 when compared to fiscal 2006. We experienced increases in ocean freight yields in all of our regions in fiscal 2007 compared to fiscal 2006, which contributed to our overall increase in ocean freight forwarding net revenues.

Customs brokerage net revenue increased $5.6 million, or 7%, to $84.1 million for fiscal 2007 compared to $78.5 million for fiscal 2006. Customs brokerage net revenue increased in fiscal 2007 when compared to fiscal 2006 primarily due to organic growth in our Americas region.

Contract logistics net revenue increased $64.4 million, or 19%, to $410.6 million for fiscal 2007 compared to $346.2 million for fiscal year 2006. This increase resulted primarily from organic growth particularly in the Americas region and to a lesser degree in our EMENA region. This increase was also partially due to the impact of our acquisitions.

Distribution net revenue, increased $100.1 million, or 199%, to $150.3 million for fiscal 2007 compared to $50.2 million for fiscal 2006. This increase during fiscal 2007 was primarily attributable to the impact of our acquisitions during fiscal 2007, particularly Market Transport Services in March 2006, partially offset by the impact of unfavorable currency exchange rates when reported in U.S. dollars in fiscal 2007 when compared to the currency exchange rates in effect in fiscal 2006.

Other net revenue, increased $20.1 million, or 25% to $101.6 million for fiscal 2007 compared to $81.5 million for fiscal 2006.

Staff costs increased $95.7 million, or 17%, to $643.0 million for fiscal 2007 from $547.2 million for fiscal 2006, primarily as a result of the addition of personnel in connection with increased levels of business during fiscal 2007 as compared to fiscal 2006, and to a lesser degree to our acquisitions made since February 1, 2006, particularly Market Transport Services. These increases were partially offset by decreases in share-based compensation expense. In fiscal 2007, $12.6 million was recorded as a credit or reduction to staff costs related to the SLi Share-based Compensation Arrangement compared to an expense of $32.5 million in fiscal 2006 for the SLi Share-based Compensation Arrangement. The arrangement was classified as a liability award and accordingly, the reduction in expense from the comparable prior period primarily resulted from a decrease in the market price of our ordinary shares in fiscal 2007. See Note 14, “Share-Based Compensation.” Total staff costs expressed as a percentage of net revenues decreased to 53% in fiscal 2007 from 57% in fiscal 2006.

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

Other operating expenses increased by $92.5 million, or 32%, to $383.5 million in fiscal 2007 compared to $291.0 million for fiscal 2006. Of this increase, we estimate that approximately 71% was due to increased costs associated with higher volumes attributable to organic growth. Secondarily, the increase was caused by the additional operating costs incurred by our acquisitions from their effective dates, including Market Transport Services and Span. Included in other operating expenses for fiscal 2007 are facilities and communications costs of $127.3 million compared to $103.0 million of such costs for fiscal 2006, representing an increase of 24%. Facilities and communications costs increased primarily as a result of the addition of new locations in fiscal 2007 as compared to fiscal 2006 and secondarily as a result of costs associated with the organic business growth. The balance of the other operating expenses is comprised of selling, general and administrative costs. For fiscal 2007, selling, general and administrative costs increased 36% to $256.2 million compared to $188.0 million for fiscal 2006. The increase in selling, general and administrative costs was primarily a result of increased costs related to our domestic courier and trucking services in South Africa and other miscellaneous expenses and to a lesser degree to the impact of acquisitions. When expressed as a percentage of net revenue, other operating expenses increased slightly to 31% for fiscal 2007 from 30% when compared to fiscal 2006.

Interest income and interest expense increased in fiscal 2007 as compared to fiscal 2006 by $3.2 million, or 65%, and $14.3 million, or 157%, respectively. Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Bridge Facility, Senior Notes and capital lease obligations. Our interest expense increased primarily due to the interest expense associated with the addition of the $150.0 million Bridge Facility and the issuance of the $200.0 million Senior Notes, which a portion of the proceeds of the Senior Notes was used to repay the Bridge Facility.

Our effective income tax rate of 23% in fiscal 2007 was lower than the effective income tax rate of 39% in fiscal 2006 primarily due to the SLi Share-based Compensation Arrangement discussed in Note 14, “Share-Based Compensation.” As previously discussed, we recorded a credit of $12.6 million in fiscal 2007 compared to an expense of $32.5 million in fiscal 2006 of compensation expense associated with the SLi Share-based Compensation Arrangement, with no associated tax benefit. As such, our effective tax rate decreased in fiscal 2007 primarily due to the impact of the SLi Share-based Compensation Arrangement. Additionally, our overall effective tax rate is also impacted by the geographic composition of our worldwide earnings.

Net income increased by $49.7 million, or 92%, to $103.5 million in fiscal 2007 as compared to the prior year for the reasons listed above.

Liquidity and Capital Resources

As of January 31, 2008, our cash and cash equivalents totaled $289.1 million, representing an increase of $10.7 million from January 31, 2007, resulting from $3.3 million of net cash provided by our operating, investing and financing activities and an increase of $7.4 million related to the effect of foreign exchange rate changes on our cash balances.

The Company’s primary source of liquidity is the cash generated from operating activities. Our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and fourth quarter results are traditionally weaker compared to our other fiscal quarters. Cash flows also fluctuate as a result of this seasonality. Historically our fourth quarter generates the most positive quarterly cash flows for the year as this quarter is slower when compared to the preceding third quarter due to the holiday season and our collections during the fourth quarter generally exceed our billings to customers. Our second and third quarters are typically the strongest quarters from a profitability perspective and usually result in the consumption of cash.

When the Company acts as a customs broker, we make significant disbursements of cash advances on behalf of our customers to the various customs authorities around the world, predominantly in countries where our customers are importers of goods such as South Africa and Israel. These disbursements are not recorded as a component of revenue or expenses, although they are included in both accounts receivable for the amounts billed to our customers and accounts payable for any amounts due to the customs authorities.

During fiscal 2008, we generated approximately $106.7 million in net cash from operating activities. This resulted from net income of $98.7 million plus depreciation and amortization of intangible assets totaling $49.1 million, restructuring and impairment charges of $8.4 million and other items totaling $6.7 million, plus an increase in trade payables and other current liabilities of $108.4 million, offset by an increase in trade receivables and other current assets of $164.6 million.

During fiscal 2008, cash used for capital expenditures was approximately $31.7 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations. During fiscal 2008, we used an aggregate of $67.6 million of cash for acquisitions and contingent earn-out payments.

In connection with the formation of the partnership in South Africa that holds the shares of IHD, we granted a put option to the minority partner in the partnership providing the partner the right to put their 25.1% share of the partnership to us in 2010. We currently estimate our potential obligation under this put option, which we refer to as the strike price, to be approximately $6.6 million on an undiscounted basis and given exchange rates in effect at January 31, 2008. We have recorded a liability associated with this put option in other non-current liabilities. The liability, which is measured at fair value represents among other factors, the difference between the estimated strike price and the estimated fair value of the equity in the partnership held by the minority partner, in each case calculated at the time the put option becomes exercisable. Amounts included in other non-current liabilities as a result of this put option were $1.5 million and $2.9 million at January 31, 2008 and 2007, respectively.

Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage. Effective October 8, 2007, the Company completed a merger agreement to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation. In connection with the formation of this partnership, the Company granted a put option to the minority partner providing the partner with a right to put their 25% share of the partnership to the Company, under certain circumstances, including a change in control of UTi. The Company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority partner equity, if the put option becomes exercisable. Amounts included in other non-current liabilities are not material at January 31, 2008.

The following outlines our future potential earn-out payments related to prior acquisitions. We have substantially completed the calculations of three of the six contingent earn-out payments scheduled in fiscal 2009 and these payments are expected to total $29.6 million. We do not expect the contingent earn-out payments for the remaining three acquisitions which are payable in fiscal 2009 will exceed $2.0 million.

•	In addition to the initial acquisition payment for Span, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million, based on the performance of Span for the twelve-month period ended January 31, 2008. We expect to make a final earn-out payment of $27.2 million in April 2008.

•	We expect to make a payment of $290,000 for the remaining contingent earn-out payment related to our acquisition of ET Logistics, S.L., which was calculated based on the performance of the acquired operation for the fiscal year ending January 31, 2008.

•	Our remaining earn-out payments relating to the acquisition of Perfect Logistics will be based on the acquired operation’s future earnings over each of the two twelve-month periods ending May 31, 2009 and is subject to a maximum U.S. dollar equivalent of approximately $4.7 million as of January 31, 2008.

•	We anticipate making three additional contingent earn-out payments subject to a maximum of $6.3 million related to our acquisition of Concentrek, which will be calculated based on a multiple of Concentrek’s future earnings for each of the three twelve-month periods ending January 31, 2010. We anticipate making the first of these payments in the amount of $2.1 million in April 2008.

•	Two remaining contingent earn-out payments related to our acquisition of Logica will be calculated based on a multiple of the acquired operation’s future earnings for each of the two twelve-month periods ending January 31, 2010 and which earn-out payments are subject to a maximum of 10.0 million euros (equivalent to approximately $14.8 million as of January 31, 2008) which will be offset against the initial purchase price.

•	We anticipate making four contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $20.0 million, which earn-out payments will be offset against the initial purchase price of $1.0 million and which will be calculated based on a multiple of the acquired operations future earnings for each of the four twelve month periods ending January 31, 2011.

•	We anticipate making two contingent earn-out payments related to our acquisition of West Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.

We anticipate that earn-out payments will generally be funded from a combination of our current cash balances and cash generated from future operations.

Effective September 20, 2007, we acquired 50% of the issued and outstanding shares of Newlog for a purchase price of approximately $6.5 million in cash. Effective October 16, 2007, we acquired certain assets and liabilities of Transclal Trade for a purchase price of approximately $34.6 million in cash. These two acquisitions were funded from our current cash balances and short term borrowings.

In September 2007, we paid approximately $5.2 million, net of cash received, to acquire the issued and outstanding shares of CSC. In addition to the initial payment and subject to certain regulations coming into effect, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8.0 million, based on a recalculation of CSC’s earnings from September 1, 2006 through the effective date of the acquisition. There is a limitation of between three and five years within which these regulations need to come into effect. This acquisition was funded from our current cash balances.

In August 2007, we paid approximately $12.7 million to acquire the remaining outstanding shares of our South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries, of which we had already owned 50%. This acquisition was funded from our current cash balances.

Our financing activities during fiscal 2008 used $6.6 million of cash, primarily due to the repayment of $6.1 million in aggregate for bank lines of credit, short-term borrowings, long-term borrowings and capital lease obligations. In May 2007, we used approximately $6.0 million of cash for the payment of dividends on our ordinary shares as declared by our board of directors on March 29, 2007. In May 2008, we expect to use approximately $6.1 million of cash in connection with the cash dividend of six U.S. cents per outstanding ordinary share declared by our board of directors on March 27, 2008.

Credit Facilities and Senior Notes

We have various credit and guarantee facilities established in countries, including a global credit facility (refer to the discussion below), where such facilities are required for our business. At January 31, 2008, these facilities totaled approximately $348.4 million. Our borrowing capacities range from $0.1 million to $51.3 million and totaled approximately $197.1 million at January 31, 2008. Our outstanding borrowings totaled $113.2 million at January 31, 2008 and we had approximately $83.9 million of available, unused borrowing capacity. At January 31, 2008, our guarantee facilities, which are a necessary part of our business, totaled approximately $151.3 million.

The purpose of these facilities is to provide the Company with working capital, customs bonds and guarantees and general corporate purposes. Due to the global nature of the Company, a number of financial institutions are utilized to provide the above mentioned facilities.

On July 13, 2006, the Company and certain of its subsidiaries entered into a global credit facility pursuant to an agreement (Facility Agreement) with various financial institutions which are party thereto. The Facility Agreement provides for an aggregate availability of up to $250.0 million of borrowings, guarantees and letters of credit and replaced substantially all of the Company’s other existing working capital credit facilities. The Facility Agreement matures on July 13, 2009. The Company’s obligations under the Facility Agreement are guaranteed by the Company and selected subsidiaries.

The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $150.0 million. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of January 31, 2008, the borrowings under the Global Facility totaled approximately $123.0 million and outstanding guarantees of $18.4 million and we had approximately $8.6 million of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding those companies registered in South Africa.

The South African Facility consists of a credit facility in the amount of $100.0 million. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. As of January 31, 2008, the borrowings under the South African Facility totaled approximately $1.6 million and outstanding guarantees of $49.7 million and we had approximately $48.7 million of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.

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

In addition to the credit and guarantee facilities provided under the Facility Agreement, the Company utilizes a number of other financial institutions in certain countries not covered by the Facility Agreement to provide it with working capital to operate in these countries. Consequently, the use of a particular credit or guarantee facility (other than credit and guarantee facilities provided under the Facility Agreement) is normally restricted to the country in which it originated and a particular credit or guarantee facility may restrict distributions by the subsidiary operating in the country.

On July 13, 2006, the Company issued $200.0 million of senior unsecured guaranteed notes (Senior Notes) under a note purchase agreement (Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. Proceeds from the issuance of the Senior Notes were used to pay off the Bridge Facility and a portion of the outstanding bank lines of credit. The Senior Notes mature on July 13, 2011. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. The Company is required to repay approximately $33.3 million or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including July 13, 2011. The Company’s obligations under the Senior Notes and Note Purchase Agreement are guaranteed by the Company and selected subsidiaries.

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

In the fourth quarter of fiscal 2008, we entered into amendments to each of the Facility Agreement and the Note Purchase Agreement to increase the amount available for our capital lease facilities from $40.0 million to $90.0 million, effective October 31, 2007. Subsequent to January 31, 2008, we entered into an amendment to the Facility Agreement further increasing the amount available for our operating rental expenses from $120.0 million to $165.0 million per annum and amending certain other provisions and obtained two waivers, waiving certain covenants, including non-financial covenants relating to collective bargaining agreements and a requirement that certain local working capital facilities be guaranteed under the Global Facility. After giving effect to the waivers and amendments we obtained subsequent to January 31, 2008, we were in compliance with the covenants in the Note Purchase Agreement and the covenants in the Facility Agreement. There can be no assurance that we will be able to obtain waivers or amendments to the Facility Agreement or the Note Purchase Agreement in the future.

Contractual Obligations

At January 31, 2008, we had the following contractual obligations (in thousands):

	Payments Due By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Bank borrowings(1)	$161,852	$161,852	$—	$—	$—
Long-term borrowings(2)	198,477	—	155,601	42,765	111
Capital lease obligations(2)	58,438	24,009	26,366	7,004	1,059
Pension funding obligations	5,566	1,447	4,119	—	—
Operating lease obligations	401,523	104,863	147,747	72,375	76,538
Unconditional purchase obligations and other(3)	13,053	13,053	—	—	—

Total	$838,909	$305,224	$333,833	$122,144	$77,708

(1)	Includes estimated interest expense based on the variable interest rates on these obligations.

(2)	Includes interest expense due to the fixed nature of interest rates on these obligations.

(3)	The Company enters into short-term agreements with carriers to reserve space on a guaranteed basis. The pricing of these obligations is dependant upon current market conditions. The Company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2008 was $9.7 million. The remaining amount represents commitments to purchase capital equipment.

Certain of our acquisitions include contingent consideration arrangements. Amounts due to selling shareholders under such arrangements generally are based on the operating results of the acquired entity, for a period subsequent to its acquisition. In certain instances, these agreements have contractual limits on the amounts that may be payable under the earn-out arrangement. The above table does not include contingent consideration that may be paid pursuant to any such arrangements, including the approximately $29.6 million we expect to pay in April 2008 in connection with various earn-out arrangements. See discussion in this Item under the caption “Liquidity and Capital Resources.” The above table does not include amounts potentially payable to taxing authorities for uncertain tax positions taken on tax returns as we are unable to confidently estimate the timing of such payments within individual years. As of January 31, 2008, the Company has accrued $11.1 million related to uncertain tax positions. Refer to Note 4, “Uncertain Tax Positions” in the consolidated financial statements. Pension funding obligation amounts include estimated defined benefit pension funding obligations for the years ending January 31, 2009, 2010 and 2011. Although we expect to continue to incur funding obligations subsequent to 2011, we cannot confidently estimate the amount of such obligations at this time and, therefore, they have not been included in the table above.

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

Put Options

In connection with the formation of the partnership in South Africa that holds the shares of IHD, we granted a put option to the minority partner in the partnership providing the partner the right to put their 25.1% share of the partnership to us in 2010. We currently estimate our potential obligation under this put option, which we refer to as the strike price, to be approximately $6.6 million on an undiscounted basis and given exchange rates in effect at January 31, 2008. We have recorded a liability associated with this put option in other non-current liabilities. The liability, which is measured at fair value, is determined by an independent appraisal firm engaged by us and represents, among other factors, the difference between the estimated strike price and the estimated fair value of the equity in the partnership held by the minority partner, in each case calculated at the time the put option becomes exercisable. Amounts included in other non-current liabilities were $1.5 million and $2.9 million at January 31, 2008 and 2007, respectively. The above table does not include the fair value of the put option.

Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog. Effective October 8, 2007, the Company completed a merger agreement to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation. In connection with the formation of this partnership, the Company granted a put option to the minority partner providing the partner with a right to put their 25% share of the partnership to the Company, under certain circumstances, including a change in control of UTi. The Company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority partner equity, if the put option becomes exercisable. Amounts recorded as a result of this put option and included in other non-current liabilities were not material at January 31, 2008 and are not included in the table of Contractual Obligations above.

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

Critical Accounting Policies and Use of Estimates

Our discussion of our operating and financial review and prospects is based on our consolidated financial statements, prepared in accordance with U.S. GAAP and contained within this report. Certain amounts included in, or affecting, our consolidated financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent obligations are necessarily affected by these estimates. In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable and various other recorded and disclosed amounts. We evaluate these estimates on an ongoing basis.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN No. 48). Prior to the adoption of FIN No. 48, gross unrecognized tax benefits for uncertain tax positions was included in current liabilities pursuant to SFAS No. 5. The Company includes interest and penalties on tax uncertainties in interest expense and other operating expenses, respectively. For further information regarding the adoption of FIN No. 48, see Note 4, “Uncertain Tax Positions.”

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

Share-Based Compensation

During the quarter ended April 30, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (SFAS No. 123R), using the modified prospective transition method and therefore, has not restated results for prior periods. Under this method, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based payments under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25), and the disclosure provisions of SFAS No. 123. For further information, see Note 14, “Share-Based Compensation.”

Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.

Contingencies

We are subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the Company is self-insured in relation to freight related exposures or employee benefits, adequate liabilities are estimated and recorded for the portion for which we are self-insured. When estimates of our exposure from claims or pending or threatened litigation matters meet the recognition criteria of SFAS No. 5, amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known. For further information regarding legal proceeding, see Note 17, “Contingencies.”

Currency Translation

For consolidation purposes, balance sheets of subsidiaries expressed in currencies other than U.S. dollars are translated at the rates of exchange ruling at the balance sheet date. Operating results for the fiscal year are translated using average rates of exchange for the fiscal year. Gains and losses on translation are recorded as a separate component of equity and are included in other comprehensive income or loss. Transactions in foreign currencies during the year are remeasured at rates of exchange ruling on the dates of the transactions. Gains and losses arising on remeasurement are accounted for in the income statement. Exchange differences arising on the translation of long-term structural loans to subsidiary companies are recorded as accumulated other comprehensive income or loss. Exchange differences arising on the translation of structural loans to subsidiary companies that are not permanent in nature are recorded as other income or expense in the consolidated income statement.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. SFAS No. 157 is effective for the Company for fiscal years beginning February 1, 2008, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP No. 157-2, Effective Date of FASB No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases (SFAS No. 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases. FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Company is currently assessing the effects SFAS No. 157, FSP 157-1 and FSP 157-2 may have on its consolidated results of operations and financial position.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF No. 06-11). EITF No. 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in common stock. The amount recognized in common stock should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF No. 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning on February 1, 2008. The Company does not expect the adoption of EITF No. 06-11 to have a significant effect on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), or (R), Business Combinations (SFAS No. 141(R)). This Statement retained the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement, which is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications to Statement 141. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the effect SFAS No. 141(R) may have on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51 (SFAS No. 160). This statement amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” (ARB 51) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently assessing the effect SFAS No. 160 may have on its consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities; An amendment of FASB Statement No. 133 (SFAS No. 161). This statement is intended to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact SFAS No. 161 may have on its consolidated results of operations and financial position.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, all prior period segment information has been reclassified to conform to the current presentation.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity

Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2008, the notional value of all of our open forward foreign exchange contracts was $36.7 million related to transactions denominated in various currencies, but predominantly in U.S. dollars, euros and British pounds sterling. These contracts are generally entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.

The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in U.S. dollar equivalents at January 31, 2008 and 2007. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

Non-functional currency exposure in U.S. dollar equivalents is as follows (in thousands):

				Foreign exchange
				gain/(loss)
			Net	if functional currency
			exposure	Appreciates	Depreciates
	Assets	Liabilities	long/(short)	by 10%	by 10%

At January 31, 2008:
U.S. dollars	$128,089	$76,092	$51,997	$5,200	$(5,200)
Euros	7,015	22,903	(15,888)	(1,589)	1,589
British pounds sterling	10,596	10,350	246	25	(25)
Hong Kong dollars	1,796	1,354	442	44	(44)
Other	4,272	8,593	(4,321)	(432)	432

Total	$151,768	$119,292	$32,476	$3,248	$(3,248)

At January 31, 2007:
U.S. dollars	$68,074	$44,188	$23,886	$2,389	$(2,389)
Euros	4,997	10,920	(5,923)	(592)	592
British pounds sterling	6,636	6,786	(150)	(15)	15
Hong Kong dollars	547	2,859	(2,312)	(231)	231
Other	2,403	4,513	(2,110)	(211)	211

Total	$82,657	$69,266	$13,391	$1,340	$(1,340)

Qualitative Information about Market Risk

Foreign Exchange Risk

The nature of our operations necessitates dealing in many foreign currencies. Our results are subject to fluctuations due to changes in exchange rates. We attempt to limit our exposure to changing foreign exchange rates through both operational and financial market actions. We provide services to clients in locations throughout the world and, as a result, operate with many currencies including the key currencies of North America, Latin America, Africa, Asia Pacific and EMENA.

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

Many of our operations operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized gains of $33.1 million in fiscal 2008. The Company has historically not attempted to hedge this equity risk.

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We have short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of bank lines of credit used to finance working capital requirements. Generally, our short-term debt is at variable interest rates, while our long-term debt is at fixed interest rates. The fair value of our long-term bank loans approximates the carrying value at January 31, 2008 and 2007. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and was not considered material at either year-end. We believe a 1% change in interest rates would not have a material impact on our future investment earnings due to the short-term nature of our investments.

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

Management’s Evaluation of Disclosure Controls and Procedures

As of January 31, 2008, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2008, solely due to the material weaknesses in internal control over financial reporting described under “Management’s Report on Internal Control over Financial Reporting” beginning on page F-2.

Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm, attached to this report beginning on page F-2, are incorporated herein by reference.

The company’s evaluation of the additional controls required to address the above mentioned material weaknesses is ongoing. Management is in the process of improving and strengthening the design and implementation of controls over accounting for income taxes and increasing the number of experienced personnel in the finance function. We expect this to be completed by the end of our fiscal year ending January 31, 2009.

As we are in the process of improving and strengthening the design and implementation of internal controls related to the above matters, the Company performed additional procedures with respect to income tax matters and the Chief Financial Officer performed additional supervision and review of the financial closing and reporting process in order to prepare the consolidated financial statements in accordance with U.S. GAAP. These additional procedures included a review of income tax matters by personnel with adequate accounting knowledge. As a result of these additional procedures and notwithstanding management’s assessment that internal control over financial reporting was ineffective as of January 31, 2008, and the associated material weaknesses, the Company believes that the consolidated financial statements included in this Annual Report on Form 10-K correctly present the financial position, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

On January 31, 2008, management, having the authority to do so, undertook several cost reduction measures designed to streamline our operations and reduce our costs. These measures, which we refer to collectively as the Cost Reduction Measures, were undertaken and/or are being undertaken by us in response to slowing growth in our net revenue resulting from yield compression and a slowing economy, as well as deterioration in the performance of some of our under-performing operations. The Cost Reduction Measures include the following:

•	Exiting our retail distribution business in Africa, the surface distribution operation of one of our integrated logistics businesses in the Americas, and other selected non-performing operations;

•	Cancelling various long-term initiatives, such as the development of certain industry verticals;

•	Reducing the number of aircraft which we charter, primarily on the routes from Asia;

•	Exiting an unprofitable contract arrangement in connection with a contract logistics site in the Americas; and

•	Realigning corporate and regional functions in an effort to reduce our overhead costs.

As a result of the Cost Reduction Measures, we have undertaken steps to reduce our global workforce by approximately 6% by the end of the second fiscal quarter in fiscal 2009 when compared with our workforce at the end of the third quarter of fiscal 2008. While some of the initial Cost Reduction Measures have been implemented as of the date of this filing, others are being implemented in the first and second quarters of fiscal 2009. Accordingly, we expect to experience most of the anticipated improvements from these actions commencing in the second half of fiscal 2009. When fully implemented the Cost Reduction Measures are expected to reduce annualized expenses by approximately $105 to $110 million and result in annualized net revenue reductions of $70 to $75 million.

In connection with the Cost Reduction Measures, we incurred pre-tax restructuring charges of approximately $8.4 million in the fourth quarter of fiscal 2008. As of the date of this filing, we expect to record additional pre-tax restructuring charges of approximately $5.2 million in the first quarter of fiscal 2009. These pre-tax restructuring charges and costs include:

•	Employee severance and termination costs estimated to be $5.5 million in the aggregate, of which approximately $2.5 million were incurred in the fourth quarter of fiscal 2008;

•	Asset impairment charges of approximately $3.5 million, which were incurred in the fourth quarter of fiscal 2008. Asset impairments primarily relate to the cancellation of various long term initiatives, such as the development of certain industry verticals and information technology costs; and

•	Contract termination and other costs estimated to be $4.6 million in the aggregate, of which approximately $2.4 million were incurred in the fourth quarter of fiscal 2008.

We estimate that approximately seventy four percent of the total charges associated with the Cost Reduction Measures have been, or will be, cash expenditures, predominantly for severance and employee termination costs.

In connection with the Cost Reduction Measures, the Company’s management determined on January 31, 2008 that certain assets were impaired, as outlined in the second bullet point above. The impairment charges have not resulted in any cash expenditures.

For more information regarding these actions, see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Overview — Cost Reduction Measures,” which disclosures are incorporated herein by reference. See also Note 8, “Restructuring and Impairments,” of the Notes to Consolidated Financial Statements for additional information regarding the related costs and impairment charges.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item with respect to directors, the Audit Committee and Section 16(a) compliance is incorporated by reference under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, from our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, which we refer to as the 2008 Proxy Statement, which will be filed within 120 days of January 31, 2008 pursuant to Regulation 14A.

Information regarding our executive officers is included in Part I, Item 1 of this report appearing under the caption, “Executive Officers and Other Senior Managers of Registrant.”

We have adopted a Code of Conduct and Ethics that applies to our executive officers, including the Chief Executive Officer and the Chief Financial Officer. The full text of the code is published on the Company’s website at www.go2uti.com in the “Corporate Governance” section and a copy of the code will be provided to any person without charge, upon written request addressed through UTi, Services, Inc., 100 Oceangate, Suite 1500, Long Beach, CA 90802, U.S.A., attention: Investor Relations. In the event that we make any amendments to, or grant any waivers of, a provision of the Code of Ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, we intend to disclose such amendment or waiver on our website. Information on our website, however, does not form a part of this annual report on Form 10-K.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference under the captions “Information about the Board of Directors and Committees of the Board — Compensation of Directors” and “Compensation of Executive Officers” from our 2008 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with regard to the security ownership of certain beneficial owners and management is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” from our 2008 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of January 31, 2008 regarding the number of our ordinary shares that may be issued pursuant to our equity compensation plans:

	(a)			(c)
	Number of			Number of Securities
	Securities to be		(b)	Remaining Available
	Issued upon		Weighted-average	for Future Issuance
	Exercise of		Exercise Price of	under Equity
	Outstanding		Outstanding	Compensation Plans
	Options, Warrants		Options, Warrants,	(Excluding Securities
	and Rights		and Rights	Reflected in Column (a))

Plan category
Equity compensation plans approved by security holders	4,786,242	(1)(2)	$15.21	4,018,703 (3)
Equity compensation plans not approved by security holders	—		—	—

Total	4,786,242		$15.21	4,018,703

(1)	Of these shares 13,968 are restricted share units outstanding under the 2004 Non-Employee Directors Share Incentive Plan. In addition, 753,571 shares are restricted share units granted as retention awards, which we refer to as the Retention Awards under our 2004 Long-Term Incentive Plan. The Retention Awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the passage of time. Under the Retention Awards, 100% of the shares will vest at the end of the required retention period. Restricted share units granted under the 2004 Non-Employee Directors Share Incentive Plan generally vest and become non-forfeitable on the date immediately proceeding the annual meeting of the shareholders which follows the grant date of the restricted share units, provided that the director receiving such restricted share units is then serving as a director on such date. Receipt of such shares may be deferred under the terms of the plan.

(2)	This amount of securities to be issued upon the exercise of outstanding options, warrants and rights includes 343,061 shares as to which the exercise price was above the closing market price of our ordinary shares as of January 31, 2008. This amount of securities excludes performance-based restricted share units that are no longer capable of vesting as of January 31, 2008.

(3)	The restricted share units identified in Footnote 1 are not included in column (c).

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference under the captions “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others” from our 2008 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference under the caption “Independent Registered Public Accountants” from our 2008 Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1. Financial Statements and Financial Statement Schedule

Our consolidated financial statements are attached to this report and begin on page F-1.

2. Exhibits

The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Description

3.1		Memorandum of Association of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 31, 2007)
10	.1+	Form of Employment Agreement between Mr. Wessels and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-1, No. 333-47616, filed October 10, 2000)
10	.2+	Second Amended and Restated Employment Agreement between Mr. MacFarlane and the Company dated as of December 31, 2007
10.3		Amended and Restated Registration Rights Agreement between PTR Holdings, Inc., Union-Transport Holdings Inc. and the Company (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form F-3, No. 333-101309, filed December 10, 2002)
10.4		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.5		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.6		Shareholders” Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.7		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.8+	Executive Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed June 11, 2007)
10	.9*	Agreement between UTi Spain, S.L. and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2005)
10	.10+	Employment Agreement of Mr. John Hextall (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed February 27, 2006)
10	.11+	Employment Agreement of Mr. Gene Ochi (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed February 27, 2006)
10	.12+	Employment Agreement of Mr. Lawrence Samuels (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed February 27, 2006)
10	.13+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.14+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 10, 2007)
10	.15+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.16+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.17+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.18+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.19+	WTC Provident Fund, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)

Exhibit		Description

10	.20+	Norwich Union Cash Plus Individual Pension Plan Policy for Mr. John Hextall (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.21+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 16, 2006)
10.22		Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 19, 2006)
10.23		Credit Facility, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and various financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 19, 2006)
10.24		Cession Agreement in Security, dated as of July 13, 2006, by and among Pyramid Freight (Proprietary) Limited, South African Branch, and Nedbank Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 19, 2006)
10	.25+	Form of Performance Enhancement Award Agreement for May 12, 2006 Performance Enhancement Awards granted to certain executive officers pursuant to the UTi Worldwide Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.26+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type C) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.27+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type D) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.28+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement, as amended (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.29+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type A) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.30+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type B) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.31+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as amended (Type A) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.32+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as Amended (Type B) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.33+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed June 16, 2006)
10	.34+	Form of UTi Worldwide Inc. Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form as amended (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, field June 16, 2006)
10	.35+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.36+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)

Exhibit		Description

10	.37+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.38+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 16, 2007)
10	.39+	Form of Change of Control Agreement
10.40		Amendment to Note Purchase Agreement, dated as of October 11, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto
10.41		Amendment to Credit Facility, dated as of October 11, 2006, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility
10.42		Amendment to Note Purchase Agreement, dated as of December 12, 2007, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto
10.43		Amendment to Credit Facility, dated as of December 7, 2007, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility
10.44		Waiver to Credit Facility, dated as of March 28, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility
10.45		Amendment and waiver to Credit Facility, dated as of April 10, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility
12.1		Statement regarding computation of ratio of earnings to fixed charges
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer and Director

Date: April 14, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTi Worldwide Inc.

Date: April 14, 2008	By: /s/ Roger I. MacFarlane Roger I. MacFarlane Chief Executive Officer and Director (Principal Executive Officer)

Date: April 14, 2008	By: /s/ Lawrence R. Samuels Lawrence R. Samuels Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 14, 2008	By: /s/ J. Simon Stubbings J. Simon Stubbings Chairman of the Board of Directors

Date: April 14, 2008	By: /s/ Matthys J. Wessels Matthys J. Wessels Vice Chairman of the Board of Directors

Date: April 14, 2008	By: /s/ Brian D. Belchers Brian D. Belchers Director

Date: April 14, 2008	By: /s/ C. John Langley, Jr. C. John Langley, Jr. Director

Date: April 14, 2008	By: /s/ Leon J. Level Leon J. Level Director

Date: April 14, 2008	By: /s/ Allan M. Rosenzweig Allan M. Rosenzweig Director

UTi WORLDWIDE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that material weaknesses occurred relating to the design and implementation of controls over accounting for income taxes, including (a) computing taxes on a jurisdictional specific basis to allow proper calculation, analysis and reconciliation of taxes receivable, taxes payable and related deferred taxes, (b) the application of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, as it relates to tax matters and (c) the application of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Additionally, management has determined a second material weakness occurred as the Company was required to make material adjustments in the aggregate to the consolidated financial statements intended to be published for the year ended January 31, 2008. These adjustments were the result of an insufficient number of personnel within the accounting function possessing an appropriate level of experience in the selection and application of accounting principles generally accepted in the United States of America (“GAAP”). These adjustments were also the result of a lack of secondary review over management analysis and estimates underlying recorded amounts. Accordingly, management has determined that the Company’s internal control over financial reporting was not effective as of January 31, 2008.

The Company’s internal control over financial reporting as of January 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Roger I. MacFarlane
Chief Executive Officer
Lawrence R. Samuels
Executive Vice President — Finance, Chief Financial Officer
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.
Los Angeles, California

We have audited UTi Worldwide Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not maintain effective internal controls over accounting for income taxes. Control deficiencies existed related to the design and implementation of controls over accounting for income taxes, including (a) computing taxes on a jurisdictional specific basis to allow proper calculation, analysis and reconciliation of taxes receivable, taxes payable and related deferred taxes, (b) the application of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, as it relates to tax matters and (c) the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

The Company was required to make material adjustments in the aggregate to the consolidated financial statements intended to be published for the year ended January 31, 2008. These adjustments were the result of an insufficient number of personnel within the accounting function possessing an appropriate level of experience in the selection and application of accounting principles generally accepted in the United States of America (“GAAP”). These adjustments were also the result of a lack of secondary review over management analysis and estimates underlying recorded amounts.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended January 31, 2008, of the Company and our report dated April 14, 2008 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/  Deloitte & Touche LLP

Los Angeles, California
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and subsidiaries at January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the Notes to the Consolidated Financial Statements, effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As discussed in Note 21 of the Notes to the Consolidated Financial Statements, the accompanying prior year consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/  Deloitte & Touche LLP

Los Angeles, California
April 14, 2008

UTi WORLDWIDE INC.

CONSOLIDATED INCOME STATEMENTS
For the years ended January 31, 2008, 2007 and 2006

	Year Ended January 31,
	2008	2007	2006
		As Restated,	See Note 21
		See Note 21
	(In thousands, except share and
	per share amounts)

Gross revenues	$4,379,010	$3,561,365	$2,785,575
Freight consolidation costs	2,882,306	2,338,553	1,819,843

Net revenues	1,496,704	1,222,812	965,732
Staff costs	804,903	642,962	547,233
Depreciation and amortization	39,687	33,422	23,052
Amortization of intangible assets	9,436	8,005	5,082
Restructuring and impairments	8,395	—	—
Other operating expenses	483,124	383,502	291,019

Operating income	151,159	154,921	99,346
Interest income	10,964	8,154	4,945
Interest expense	(26,878)	(23,439)	(9,111)
Other income/(expense)	4,726	(565)	(303)

Pretax income	139,971	139,071	94,877
Provision for income taxes	38,321	31,729	36,855

Income before minority interests	101,650	107,342	58,022
Minority interests	(2,964)	(3,831)	(4,213)

Net income	$98,686	$103,511	$53,809

Basic earnings per share	$1.00	$1.06	$0.57
Diluted earnings per share	$0.99	$1.04	$0.55
Number of weighted average shares used for per share calculations:
Basic shares	99,112,752	97,431,383	94,146,993
Diluted shares	100,171,805	99,561,963	98,042,114

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED BALANCE SHEETS
As of January 31, 2008 and 2007

	January 31,
	2008	2007
		As Restated,
		See Note 21
	(In thousands, except
	share amounts)

ASSETS
Cash and cash equivalents	$289,141	$278,408
Trade receivables (net of allowance for doubtful receivables of $16,356 and $14,719 as of January 31, 2008 and 2007, respectively)	865,019	660,519
Deferred income tax assets	18,768	10,889
Other current assets	79,207	60,056

Total current assets	1,252,135	1,009,872
Property, plant and equipment, net	154,123	127,990
Goodwill	537,429	426,516
Other intangible assets, net	80,432	64,368
Investments	2,765	3,096
Deferred income tax assets	17,311	12,725
Other non-current assets	30,481	15,511

Total assets	$2,074,676	$1,660,078

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$113,199	$79,057
Short-term bank borrowings	5,913	2,808
Current portion of long-term bank borrowings	33,333	—
Current portion of capital lease obligations	21,701	13,550
Trade payables and other accrued liabilities	817,058	610,028
Income taxes payable	12,622	14,120
Deferred income tax liabilities	5,030	3,954

Total current liabilities	1,008,856	723,517
Long-term bank borrowings	178,047	211,458
Capital lease obligations	30,612	24,099
Deferred income tax liabilities	38,063	30,291
Retirement fund obligations	4,287	9,908
Other non-current liabilities	19,322	12,078
Minority interests	21,289	18,844
Commitments and contingencies
Shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A — authorized 50,000,000; none issued	—	—
Class B — authorized 50,000,000; none issued	—	—
Common stock — authorized 500,000,000 ordinary shares of no par value; issued and outstanding 99,414,963 and 98,633,178 shares as of January 31, 2008 and 2007, respectively	435,355	419,111
Retained earnings	349,237	258,745
Accumulated other comprehensive loss	(10,392)	(47,973)

Total shareholders’ equity	774,200	629,883

Total liabilities and shareholders’ equity	$2,074,676	$1,660,078

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended January 31, 2008, 2007 and 2006

			Deferred
			Compensation		Accumulated
			Related to		Other
	Common Stock		Restricted	Retained	Comprehensive
	Shares	Amount	Share Units	Earnings	Loss	Total
	(In thousands, except share data)

Balance at January 31, 2005(1)	92,929,809	$329,098	$(3,193)	$111,893	$(21,589)	$416,209
Comprehensive income:
Net income(1)	—	—	—	53,809	—	53,809
Minimum pension liability adjustment (net of tax of $938)	—	—	—	—	(2,188)	(2,188)
Foreign currency translation adjustment	—	—	—	—	(2,852)	(2,852)

Total comprehensive income(1)						48,769

Shares issued	686,073	15,526	—	—	—	15,526
Shares cancelled	(32,859)	—	—	—	—	—
Stock options exercised	1,625,043	10,257	—	—	—	10,257
Share-based compensation costs	—	7	5,156	—	—	5,163
Restricted share units issued, net of Cancellation	—	10,287	(10,287)	—	—	—
Tax benefit related to exercise of Stock options	—	2,984	—	—	—	2,984
Dividends	—	—	—	(4,672)	—	(4,672)

Balance at January 31, 2006(1)	95,208,066	$368,159	$(8,324)	$161,030	$(26,629)	$494,236
Comprehensive income:
Net income, As Restated(1)	—	—	—	103,511	—	103,511
Minimum pension liability adjustment (net of tax of $21)	—	—	—	—	48	48
Foreign currency translation Adjustment, As Restated(1)	—	—	—	—	(17,015)	(17,015)

Total comprehensive income, As Restated(1)						86,544

Shares issued	1,561,157	36,084	—	—	—	36,084
Stock options exercised	1,863,955	11,631	—	—	—	11,631
Share-based compensation costs	—	10,058	—	—	—	10,058
Adjustment to initially adopt SFAS No. 158 (net of tax of $1,771, As Restated(1)	—	—	—	—	(4,377)	(4,377)
Adjustment to initially adopt SFAS No. 123R	—	(8,324)	8,324	—	—	—
Tax benefit related to exercise of stock options	—	1,503	—	—	—	1,503
Dividends	—	—	—	(5,796)	—	(5,796)

Balance at January 31, 2007, As Restated(1)	98,633,178	$419,111	$—	$258,745	$(47,973)	$629,883
Comprehensive income:
Net income	—	—	—	98,686	—	98,686
Changes in unamortized benefit plan costs (net of tax of $2,522)	—	—	—	—	4,491	4,491
Foreign currency translation adjustment	—	—	—	—	33,090	33,090

Total comprehensive income						136,267

Shares issued	327,929	1,631	—	—	—	1,631
Stock options exercised	453,856	4,084	—	—	—	4,084
Share-based compensation costs	—	9,758	—	—	—	9,758
Tax benefit related to exercise of stock options	—	771	—	—	—	771
Cumulative effect — adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”	—	—	—	(2,112)	—	(2,112)
Dividends	—	—	—	(6,082)	—	(6,082)

Balance at January 31, 2008	99,414,963	$435,355	$—	$349,237	$(10,392)	$774,200

(1)	See Note 21

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31, 2008, 2007 and 2006

	Year Ended January 31,
	2008	2007	2006
		As Restated,	See Note 21
		See Note 21
	(In thousands)

OPERATING ACTIVITIES:
Net income	$98,686	$103,511	$53,809
Adjustments to reconcile net income to net cash provided by operations:
Share-based compensation (benefits)/costs, net	9,758	(2,280)	37,643
Depreciation and amortization	39,687	33,422	23,052
Amortization of intangible assets	9,436	8,005	5,082
Restructuring and impairments	8,395	—	—
Deferred income taxes	(1,703)	(5,077)	(2,831)
Uncertain tax positions	401	—	—
Gain on sale of subsidiary shares	(3,156)	—	—
Tax benefit relating to exercise of stock options	1,737	1,811	2,984
Excess tax benefits from share-based compensation	(771)	(1,503)	—
Gain on disposal of property, plant and equipment	(63)	(1,154)	(1,046)
Minority interest and other	493	4,102	4,210
Changes in operating assets and liabilities, net of acquisitions Increase in trade receivables	(157,561)	(94,525)	(59,674)
(Increase)/decrease in other current assets	(7,045)	(11,378)	4,552
Increase in trade payables	79,116	71,240	39,354
Increase in accrued liabilities and other	29,308	22,025	10,524

Net cash provided by operating activities	106,718	128,199	117,659
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(31,704)	(27,185)	(17,802)
Proceeds from disposal of property, plant and equipment	3,863	5,856	3,117
Decrease/(increase) in other non-current assets	(13,059)	871	(2,230)
Acquisitions and contingent earn-out payments	(67,566)	(231,077)	(39,837)
Other	(1,577)	(2,112)	118

Net cash used in investing activities	(110,043)	(253,647)	(56,634)
FINANCING ACTIVITIES:
(Decrease)/increase in borrowings under bank lines of credit	25,506	(20,195)	2,837
(Decrease)/increase in short-term borrowings	1,577	(1,896)	663
Increase in long-term borrowings	—	132	13,814
Proceeds from issuing of long-term borrowings	—	348,045	—
Repayment of long-term borrowing	(1,064)	(152,208)	(5,626)
Repayments of capital lease obligations	(19,907)	(10,577)	(5,713)
Dividends to minority interests	—	(808)	(773)
Net proceeds from the issuance of ordinary shares	5,715	12,191	10,766
Excess tax benefits from share-based compensation	771	1,503	—
Dividends paid	(5,969)	(5,775)	(4,672)

Net cash provided by financing activities	6,629	170,412	11,296
Effect of foreign exchange rate changes on cash and cash Equivalents	7,429	(13,066)	(3,943)

Net increase in cash and cash equivalents	10,733	31,898	68,378
Cash and cash equivalents at beginning of year	278,408	246,510	178,132

Cash and cash equivalents at end of the year	$289,141	$278,408	$246,510

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended January 31, 2008, 2007 and 2006

1.	Summary of Significant Accounting Policies

Basis of Presentation

UTi Worldwide Inc. (the Company, we, us, our or UTi) is an international, non-asset-based supply chain services and solutions company that provides air and ocean freight forwarding, contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company serves its clients through a worldwide network of freight forwarding offices in over 140 countries, including independent agents, and over 200 contract logistics and distribution centers under management.

The consolidated financial statements incorporate the financial statements of UTi and all subsidiaries controlled by the Company (generally more than 50% shareholding) as well as variable interest entities (VIE) for which the Company is the primary beneficiary. Control is achieved where the Company has the power to govern the financial and operating policies of a subsidiary company so as to obtain benefits from its activities. The results of subsidiaries acquired during the year are included in the consolidated financial statements from the effective dates of acquisition. All significant intercompany transactions and balances are eliminated. The Company uses the equity method to account for investments for which it has the ability to exercise significant influence over operating and financial policies. Consolidated net income includes the Company’s proportionate share of the net income or net loss of these companies.

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

Currency Translation

For consolidation purposes, balance sheets of subsidiaries expressed in currencies other than U.S. dollars are translated at the rates of exchange ruling at the balance sheet date. Operating results for the year are translated using average rates of exchange for the year. Gains and losses on translation are recorded as a separate component of equity and are included in accumulated other comprehensive income or loss. Transactions in foreign currencies during the year are remeasured at rates of exchange ruling on the dates of the transactions. Gains and losses arising on remeasurement of items arising through operating activities are accounted for in the consolidated income statement and are included in gross revenues. These amounts in gross revenues were $3,013, $3,807, and $3,553 for the years ended January 31, 2008, 2007 and 2006, respectively. Exchange differences arising on the translation of long-term structural loans to subsidiary companies are recorded as a separate component of equity and are included in accumulated other comprehensive income or loss. Exchange differences arising on the translation of structural loans to subsidiary companies that are not permanent in nature are recorded as other income or (expense) in the consolidated income statement. These amounts were $1,570, $(565) and $(303) for the years ended January 31, 2008, 2007 and 2006, respectively.

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
For the years ended January 31, 2008, 2007 and 2006

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

No provision is made for additional taxes, which would arise if the retained earnings of subsidiaries were distributed, on the basis that it is not anticipated that such distribution will be made.

On February 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN No. 48). Prior to the adoption of FIN No. 48, gross unrecognized tax benefits for uncertain tax positions was included in current liabilities pursuant to SFAS No. 5. The Company includes interest and penalties on tax uncertainties in interest expense and other operating expenses, respectively. For further information, see Note 4, “Uncertain Tax Positions.”

Share-Based Compensation

During the quarter ended April 30, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” (SFAS No. 123R), using the modified prospective transition method and therefore, has not restated results for prior periods. Under this method, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based payments under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25), and the disclosure provisions of SFAS No. 123. For further information, see Note 14, “Share-Based Compensation.”

Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and investments with original maturities of three months or less.

Concentration of Credit Risks and Other

The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $277,082 of these deposits were not insured by the Federal Deposit Insurance Corporation or similar entities outside of the United States as of January 31, 2008.

Trade Receivables

In addition to billings related to transportation costs, trade receivables include disbursements made on behalf of clients for value added taxes, customs duties and freight insurance. The billings to clients for these disbursements are not recorded as gross revenue and freight consolidation costs in the income statement. Management establishes reserves based on the expected ultimate collectability of these receivables.

Allowance for Doubtful Receivables

The Company maintains an allowance for doubtful receivables based on a variety of factors and estimates. These factors include historical client trends, general and specific economic conditions and local market conditions. The estimate for doubtful receivables is based on what management believes to be reasonable assumptions.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on either a straight-line or an accelerated basis over the estimated useful lives of the assets at the following annual rates:

Years

Buildings and leasehold improvements	10-40
Computer equipment/software	3-5
Furniture, fixtures and equipment	3-10
Vehicles	3-10

The Company capitalizes software costs in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

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

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of identifiable amortizable intangibles and property, plant and equipment may be impaired, we would perform an evaluation of recoverability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144). If an evaluation were required, we would compare the estimated future undiscounted cash flows associated with the asset

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

to the asset’s carrying amount to determine if a reduction to the carrying amount is required. If a reduction is required, the carrying amount of an impaired asset would be reduced to fair value.

Business Combinations

In accordance with FASB Statement No. 141, Business Combinations (SFAS No. 141) and Emerging Issues Task Force Issue (EITF) No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF No. 95-8), the Company allocates the cost of its acquisitions among the various assets acquired and liabilities assumed. Additionally, if the terms of an acquisition include contingent consideration or earn-out arrangements based upon the performance of the acquired business, subsequent to acquisition, the Company records the portion of the contingent consideration representing a compensatory arrangement, if any, as an expense in the appropriate periods.

Goodwill and Other Intangible Assets

Goodwill is the difference between the purchase price of a company and the fair value of the acquired company’s net assets. Other intangible assets, with either indefinite or definite lives, include client relationships, trade names and non-compete agreements. Intangible assets with definite lives are amortized using the straight-line method over their estimated lives.

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

Investments

Investments in unconsolidated subsidiaries are accounted for using the equity method, when the Company has the ability to exercise significant influence over the operating and financial policies (generally an investment of 20 - 50%) of the investment’s voting interests. Consolidated net income includes the Company’s proportionate share of the net income or net loss of these companies.

Put Options

In connection with the formation of the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty.) Limited, which we refer to as IHD, the Company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the Company in 2010. The Company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority partner equity, when the put option becomes exercisable. Amounts included in other non-current liabilities were $1,547 and $2,863 at January 31, 2008 and 2007, respectively.

Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage. Effective October 8, 2007, the Company completed a merger agreement to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation. In connection with the formation of this partnership, the Company granted a put option to the minority partner providing the partner with a right to put their 25% share of the partnership to the Company, under certain circumstances, including a change in control of UTi. The Company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents, among other factors, the difference between

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

the estimated strike price, and the estimated fair value of the minority partner equity, if the put option becomes exercisable. Amounts included in other non-current liabilities are not material at January 31, 2008.

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

As of January 31, 2008, the amount recognized as retirement fund obligations in the accompanying consolidated balance sheets represents the present value of the defined benefit obligations, reduced by the fair value of the plans’ assets.

Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and estimation methodologies may be material to the estimated fair value amounts.

The Company’s principal financial instruments are cash and cash equivalents, trade and other receivables, bank lines of credit, short-term borrowings, trade and other payables, and long-term borrowings. With the exception of the Company’s 6.31% senior unsecured guaranteed notes, the carrying value of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As of January 31, 2008 and 2007, the fair value of the Company’s 6.31% senior unsecured guaranteed notes was $187,153 and $199,539, respectively, compared to book value of $200,000 for each respective period.

Interest-bearing bank loans and bank lines of credit are recorded at the proceeds received. Interest expense, including premiums payable on settlement or redemption, is accounted for on an accrual basis. Equity instruments are recorded at the proceeds received, net of direct issue costs.

Gain on Sale of Subsidiary

The Company accounts for sales of stock by a subsidiary under Staff Accounting Bulletin No. 51, Accounting for Sales of Stock of a Subsidiary (SAB 51). As permitted under SAB 51, the Company records the difference between the carrying amount of the Company’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary as either a gain or loss in the consolidated income statement. These gains or losses are reflected in other income. During the year ended January 31, 2008, the Company recorded a pre-tax gain of $3,156 from the issuance of stock by a majority-owned indirect subsidiary in connection with the Newlog Merger.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

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

Contingencies

The Company is subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the Company is self-insured in relation to freight-related and employee benefit-related exposures, adequate liabilities are estimated and recorded for the portion for which the Company is self-insured. When estimates of the exposure from claims or pending or threatened litigation matters meet the recognition criteria of SFAS No. 5, Accounting for Contingencies, (SFAS No. 5), amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

Stock Split

On March 7, 2006, the Company’s board of directors declared a three-for-one stock split of the Company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006, received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006. Share, per share, stock option and restricted stock unit data for all periods presented in the consolidated financial statements and related disclosures give effect to the stock split.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. SFAS No. 157 is effective for the Company for fiscal years beginning February 1, 2008, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”) and FSP No. 157-2, Effective Date of FASB No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases (SFAS No. 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases. FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

Company is currently assessing the effects SFAS No. 157, FSP 157-1 and FSP 157-2 may have on its consolidated results of operations and financial position.

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

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF No. 06-11). EITF No. 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in common stock. The amount recognized in common stock should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF No. 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning on February 1, 2008. The Company does not expect the adoption of EITF No. 06-11 to have a significant effect on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), or (R), Business Combinations. This Statement retained the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement, which is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications to Statement 141. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the effect SFAS No. 141(R) may have on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the effect SFAS No. 160 may have on its consolidated results of operations and financial position.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities; An amendment of FASB Statement No. 133 (SFAS No. 161). This statement is intended to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact SFAS No. 161 may have on its consolidated results of operations and financial position.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, all prior period segment information has been reclassified to conform to the current presentation.

2.	Acquisitions

On the acquisition of a business, where the cost of the acquisition exceeds the fair value attributable to the purchased net assets, the difference is allocated to goodwill. All acquired businesses are primarily engaged in providing transportation logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the dates of acquisition.

For the year ended January 31, 2008

Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6,500 in cash. Effective October 8, 2007, the Company completed a merger agreement to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation. The Company has accounted for these transactions in accordance with SAB 51. Accordingly, a gain of $3,156 was recorded in the consolidated income statement for the year ended January 31, 2008. This gain represents the excess of the fair value received pursuant to the Newlog Merger over the carrying amount of the wholly owned Israeli indirect subsidiary contributed.

Effective October 16, 2007, the Company acquired certain assets and liabilities of Transclal Trade Ltd., an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $36,940 in cash. We refer to the Newlog Merger and the acquisition of certain assets and liabilities of Transclal Trade Ltd. as the Israel Acquisition. The allocation of the final purchase price to the acquired assets and assumed liabilities for the Israel Acquisition has not yet been finalized.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of identifying and determining the fair values of certain intangible assets, thus the allocation of the purchase price is subject to refinement.

Current assets	$8,704
Deferred income taxes	5,988
Property, plant and equipment	2,314
Client contracts and relationships and other intangible assets	16,900
Goodwill	44,542

Total assets acquired	78,448
Liabilities assumed	(26,951)
Deferred income taxes	(4,901)

Net assets acquired	$46,596

Effective September 6, 2007, we acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary) Limited and its subsidiaries, which we collectively refer to as CSC, for an initial cash payment of approximately $5,177, net of cash received. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. As a result of this acquisition, the Company has increased its range of services to the pharmaceutical industry in South Africa. In addition to the initial payment and subject to certain regulations coming into effect within three to five years from the effective date of the acquisition, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8,000, based on a recalculation of CSC’s earnings from September 1, 2006, through the effective date of the acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of identifying and determining the fair values of certain intangible assets, thus the allocation of the purchase price is subject to refinement.

Current assets	$12,761
Property, plant and equipment	645
Client contracts and relationships and other intangible assets	8,449
Goodwill	3,130

Total assets acquired	24,985
Liabilities assumed	(17,666)
Deferred income taxes	(2,142)

Net assets acquired	$5,177

Effective August 17, 2007, we acquired the remaining outstanding shares of our South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries Co-ordinated Materials Handling (Pty) Ltd. and UTi CMH Sub Assembly (Pty) Ltd., of which we had already owned 50%, for a total consideration of approximately $12,728.

During the fiscal year ended January 31, 2008, the Company made several earn-out payments relating to previously announced acquisitions totaling $6,221 in cash, all of which was recognized as goodwill.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

The following table shows supplemental pro forma information as though the Company’s acquisitions had occurred as of February 1, 2006:

	Fiscal year ended January 31,
			Diluted
	Gross	Net	Earnings
	Revenue	Income	Per Share*

2008:
As reported	$4,379,010	$98,686	$0.99
Acquisitions	43,347	5,950	0.06

Total	$4,422,357	$104,636	1.05

2007:
As reported	$3,561,365	$103,511	$1.04
Acquisitions	111,034	3,175	0.03

Total	$3,672,399	$106,686	1.07

*	Diluted pro forma earnings per share were calculated using 100,171,805 and 99,561,963 diluted ordinary shares for the years ended January 31, 2008 and 2007, respectively.

An analysis of the net outflow of cash and cash equivalents in respect of acquisitions and contingent earn-out payments is as follows:

	Year ended January 31,
	2008	2007	2006

Cash consideration	$74,038	$233,311	$41,344
Cash at bank acquired	(6,472)	(2,234)	(1,507)

Net outflow of cash and cash equivalents in respect of the acquisitions and contingent earn-out payments	$67,566	$231,077	$39,837

For the year ended January 31, 2007

Effective November 17, 2006, the Company acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited (collectively, Span) for an initial cash payment of approximately $22,000. Span, headquartered in Markham, near Toronto, Ontario, Canada, is a value-added provider of integrated and customized supply chain management solutions, primarily in North America. The initial purchase price is also subject to a working capital adjustment. The allocation of the purchase price to the acquired assets and assumed liabilities was finalized in the fourth quarter of fiscal 2008. In addition to the initial payment, the terms of the acquisition agreement provide for an additional earn-out payment of up to a maximum of $28,000, less any working capital adjustments based on the future performance of Span for the fiscal year ended January 31, 2008. The additional earn-out payment will be accounted for as an addition to the purchase price. We anticipate making a final earn-out payment of $27,228 in April 2008.

On January 25, 2002, the Company completed the acquisition of Grupo SLi and Union S.L. (collectively, SLi), a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. The Company acquired SLi for an initial cash payment of approximately $14,000. In addition to the initial payment, the terms of the acquisition agreement provided for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. The Company has satisfied its obligations in relation to each of the fiscal years ended January 31, 2003

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

through 2006 resulting in additional cash payments of approximately $40,000 and the issuance of 2,126,901 UTi shares for total consideration of approximately $104,000. The Company made the final payment under this arrangement in September of 2006. This payment was comprised of a $6,461 cash payment and the issuance of 1.5 million shares of common stock valued at $34,935. A portion of the payments under the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date (SLi Share-based Compensation Arrangement). Refer to Note 14, “Share-Based Compensation” to the consolidated financial statements.

Effective March 7, 2006, the Company acquired 100% of the issued and outstanding shares of Portland, Oregon-based Market Industries, Ltd. and its subsidiaries (Market Transport Services), branded under the trade name Market Transport Services for approximately $197,100 in cash. Market Transport Services is a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in domestic ground transportation. The weighted average amortization period of the client contracts and relationships and other intangible assets acquired is approximately 10.4 years as of the acquisition date. The Company expects that approximately $17,600 of goodwill and intangible assets, as of the acquisition date, will be deductible for tax purposes. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$55,635
Property, plant and equipment	27,936
Client contracts and relationships and other intangible assets	27,930
Goodwill	132,714
Other long-term assets	12,866

Total assets acquired	257,081
Liabilities assumed	(40,309)
Deferred income taxes	(19,672)

Net assets acquired	$197,100

The Company also made smaller acquisitions in fiscal 2007. Effective January 26, 2007, the Company acquired 100% of the outstanding shares of Cargoforte Sp. Zo.o (Cargoforte), a Polish company involved in freight forwarding and contract logistics for an initial purchase price of approximately $1,000 in cash. The acquisition of Cargoforte contains four contingent earn-out payments, subject to a maximum of $20,000, which is offset against the initial purchase price and are to be calculated based on a multiple of the acquired operations future earnings for each of the four twelve month periods in the period ending January 31, 2011. The additional earn-out payments for Cargoforte will be accounted for as an addition to the purchase price. In addition, effective December 18, 2006, the Company acquired 100% of the outstanding shares of WEST Pharma Logistics, s.r.o. (West Pharma), a contract logistics company, located in Slovakia, for an initial purchase price of approximately $1,100. The Company anticipates making two contingent earn-out payments related to the acquisition of West Pharma. These payments are subject to a maximum of $3,000 and are to be calculated based on a multiple of the acquired operations future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

For the year ended January 31, 2006

Effective October 1, 2005, the Company acquired 100% of the issued and outstanding shares of Concentrek, Inc. (Concentrek), which is a third-party contract logistics provider of transportation management and other supply chain solutions headquartered in Grand Rapids, Michigan, for an initial cash payment of $9,574. In addition, there was a guaranteed minimum future earn-out payment of $1,200 paid in March 2007. The terms of the acquisition agreement also provide for a net working capital adjustment and four additional earn-out payments up to a maximum of $7,500, based on the future performance of Concentrek over each of the four twelve-month periods ending January 31, 2010, inclusive of the guaranteed minimum of $1,200 paid in March 2007. We anticipate making a payment of $2,076 in April 2008 resulting from the performance of Concentrek for the period ended January 31, 2008.

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

During June 2005, the Company made an earn-out payment to the sellers of SLi, which was acquired in January 2002. The SLi earn-out payment consisted of a cash payment of $15,355 and the issuance of 626,901 ordinary shares. Effective July 1, 2005, the Company acquired the business and net assets of Maertens Art Packers & Shippers B.V.B.A., a Belgium company involved in the national and international transportation and storage of art, antiques and other valuables for a total purchase price of approximately $1,053 in cash. Additionally, effective May 1, 2005, the Company acquired the assets and ongoing contract logistics business of a small transportation management provider in New Zealand for a purchase price of approximately $536 in cash and effective December 29, 2005 and the Company acquired 100% of the outstanding shares of Logica GmbH and Logica Services GmbH, which provides contract logistics services, for $1,214. Additionally, the Company acquired the remaining outstanding shares of Ilanga Freight (Pty) Ltd., a South African company, of which it had already owned 50%, and UTi Egypt Limited, of which it had already owned 55%. Effective May 31, 2005, the Company acquired the remaining 49% minority shareholder interest in UTi Eilat Overseas Ltd., its Israeli subsidiary.

3.	Income Taxes

The provision for income taxes is comprised of the following:

	Federal	State	Foreign	Total

Year ended January 31, 2008:
Current	$7,033	$216	$36,964	$44,213
Deferred	906	610	(7,408)	(5,892)

	$7,939	$826	$29,556	$38,321

Year ended January 31, 2007:
Current	$3,518	$1,704	$32,059	$37,281
Deferred	1,906	28	(7,486)	(5,552)

	$5,424	$1,732	$24,573	$31,729

Year ended January 31, 2006:
Current	$4,097	$1,646	$34,847	$40,590
Deferred	1,042	(151)	(4,626)	(3,735)

	$5,139	$1,495	$30,221	$36,855

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

A reconciliation of the Company’s statutory tax rate to the effective tax rate is as follows:

	Year ended
	January 31,
	2008	2007	2006

Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	25.6	24.4	25.5
Non-deductible expenses	1.0	0.8	1.8
SLi Share-based Compensation Arrangement	—	(3.1)	12.0
Change in valuation allowance	4.5	0.1	0.1
Other	(3.7)	0.6	(0.6)

Effective income tax rate	27.4%	22.8%	38.8%

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

The deferred income tax assets and deferred income tax liabilities resulted from temporary differences associated with the following:

	As of January 31,
	2008	2007

Gross deferred income tax assets:
Allowance for doubtful accounts	$4,652	$3,297
Provisions not currently deductible	15,259	6,988
Property, plant and equipment	1,517	685
Net operating loss carryforwards	19,733	12,047
Other	9,799	9,680

Total gross deferred income tax assets	50,960	32,697
Gross deferred income tax liabilities:
Property, plant and equipment	(5,286)	(6,773)
Retirement benefit obligations	(876)	(889)
Goodwill and intangible assets	(34,589)	(26,121)
Other	(5,200)	(3,833)

Total gross deferred income tax liabilities	(45,951)	(37,616)
Valuation allowance	(12,023)	(5,712)

Net deferred income tax liability	$(7,014)	$(10,631)

As of January 31, 2008, the Company had approximately $33,905 of net operating loss carryforwards in various countries, which includes amounts obtained through acquisitions. These net operating loss carryforwards expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards. Approximately $21,892 of net operating loss carryforwards in various locations do not expire. Approximately $4,677 of net operating loss carryforwards in the U.S. will expire between 2015 and 2019. Approximately $4,177 of net operating loss carryforwards in Spain will expire between 2022 and 2023. The remaining $3,159 of net operating losses, associated with a variety of locations, will expire between 2010 and 2016.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The valuation allowance primarily relates to the net operating losses of subsidiaries. The Company continually reviews the adequacy of valuation allowances and establishes the allowances when it is determined that it is more likely than not that the benefits will not be realized. During the years ended January 31, 2008, 2007 and 2006, the valuation allowance increased by $6,311, $1,502 and $335, respectively.

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $111,109 and $79,220 at January 31, 2008 and 2007, respectively.

4.	Uncertain Tax Positions

The Company adopted the provisions of FIN No. 48 on February 1, 2007. A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Year ended
	January 31, 2008
	Uncertain Tax
	Positions	Interest

Balance at beginning of the year	$—	$—
Reclassification at adoption of amounts for tax positions taken during prior periods and included in current liabilities pursuant to SFAS No. 5, Accounting for Contingencies	5,058	906
Increase at adoption for amounts for tax positions taken during prior years(1)	3,158	248
Increase for tax positions taken during the current year	2,023	—
Decrease for changes in tax positions taken in a prior period	(295)	(96)
Interest	—	136

Balance at end of the year	$9,944	$1,194

(1)	The increase at adoption includes an increase to other current receivables of $1,294 for amounts due to the Company through acquisition-related indemnification of such matters.

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $7,795 as of January 31, 2008 and $6,505 as of February 1, 2007. The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which we are subject.

In the United States, the Company’s subsidiary federal income tax returns for the years ended January 31, 2006 and 2005 are currently under review by the Internal Revenue Service. In addition, our previously filed tax returns are under review in various other countries in which we operate. As of January 31, 2008, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next twelve months.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

5.	Earnings per Share

Earnings per share are calculated as follows:

	Year ended January 31,
	2008	2007	2006

Basic earnings per share:
Net income	$98,686	$103,511	$53,809
Weighted average number of ordinary shares	99,112,752	97,431,383	94,146,993

Basic earnings per share	$1.00	$1.06	$0.57

Diluted earnings per share:
Net income	$98,686	$103,511	$53,809
Weighted average number of ordinary shares	99,112,752	97,431,383	94,146,993
Incremental shares required for diluted earnings per share related to employee stock options and restricted share units	1,059,053	2,130,580	3,895,121

Diluted weighted average number of shares	100,171,805	99,561,963	98,042,114

Diluted earnings per share	$0.99	$1.04	$0.55

Cash dividends paid per share	$0.06	$0.06	$0.05

There were 343,061, 277,820 and 4,731 options outstanding for the years ended January 31, 2008, 2007 and 2006, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore anti-dilutive.

6.	Property, Plant and Equipment

At January 31, 2008 and 2007, property, plant and equipment at cost and accumulated depreciation were:

	January 31,
	2008	2007

Land	$11,111	$11,301
Buildings and leasehold improvements	39,214	33,811
Computer equipment/software	116,316	92,703
Furniture, fixtures and equipment	73,391	60,691
Vehicles	49,950	40,535

Property, plant and equipment, gross	289,982	239,041
Accumulated depreciation and amortization	(135,859)	(111,051)

Property, plant and equipment, net	$154,123	$127,990

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

The components of property, plant and equipment at cost and accumulated depreciation recorded under capital leases were:

	January 31,
	2008	2007

Land	$1,100	$1,137
Buildings and leasehold improvements	11,347	10,161
Computer equipment/software	22,413	13,626
Furniture, fixtures and equipment	26,844	15,845
Vehicles	20,851	14,218

Property, plant and equipment, gross	82,555	54,987
Accumulated depreciation and amortization	(26,358)	(16,220)

Property, plant and equipment, net	$56,197	$38,767

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended January 31, 2008 and 2007 are as follows:

		Americas	Americas				Global
		Freight	Contract	Asia	Greater		Specialized
	EMENA	Forwarding	Logistics	Pacific	China	Africa	Solutions	Total

Balance as of January 31, 2006	41,774	19,712	79,485	34,144	42,730	19,616	54,088	291,549
Contingent earn-out payments	1,019	583	—	998	998	580	—	4,178
Acquisitions	775	—	143,836	47	781	—	—	145,439
Foreign currency translation and other Adjustments	(1,569)	(1,020)	(1,811)	(1,748)	(2,036)	(1,016)	(5,450)	(14,650)

Balance as of January 31, 2007	41,999	19,275	221,510	33,441	42,473	19,180	48,638	426,516
Contingent earn-out payments	1,273	668	29,303	1,150	1,265	665	—	34,324
Acquisitions	9,953	5,641	37	9,679	9,538	17,884	4,395	57,127
Foreign currency translation and other Adjustments	3,112	1,379	13,871	(4,751)	9,595	(1,056)	(2,688)	19,462

Balance as of January 31, 2008	$56,337	$26,963	$264,721	$39,519	$62,871	$36,673	$50,345	$537,429

In accordance with SFAS No. 142, the Company completed the required annual impairment test during the three months ended July 31, 2007. No impairment was recognized based on the results of the annual goodwill impairment test.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

Amortizable intangible assets as of January 31, 2008 and 2007 relate primarily to the estimated fair value of the client contracts and client relationships acquired in respect of certain acquisitions. The changes in the carrying value of amortizable intangible assets as of January 31, 2008 and 2007 are as follows:

				Weighted
	Gross	Accumulated	Net carry	average life
	carry value	amortization	value	(years)

As of January 31, 2008:
Client contracts and relationships	$92,496	$(21,984)	$70,512	9.6
Non-compete agreements	3,151	(2,557)	594	3.0
Other	2,701	(720)	1,981	4.1

Total	$98,348	$(25,261)	$73,087

As of January 31, 2007:
Client contracts and relationships	$68,904	$(13,006)	$55,898	10.6
Non-compete agreements	2,725	(2,343)	382	3.0
Other	1,370	(476)	894	4.1

Total	$72,999	$(15,825)	$57,174

Amortization expense totaled $9,436, $8,005 and $5,082 for the years ended January 31, 2008, 2007 and 2006, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31:

2009	$12,531
2010	11,830
2011	11,513
2012	10,399
2013	8,650

In addition to the amortizable intangible assets, the Company also has $7,345 and $7,194 of intangible assets not subject to amortization as of January 31, 2008 and 2007, respectively, related to trademarks acquired with IHD.

8.	Restructuring and Impairments

During the fourth quarter of fiscal 2008, the Company initiated several changes in operations and incurred related restructuring and impairment charges. The charges included asset impairments, employee severance benefits, and other exit costs for the year ended January 31, 2008 of $3,485, $2,482, and $2,428, respectively. None of the provisions for restructuring charges were utilized during the quarter. Including costs incurred during the year ended January 31, 2008, total costs of $13,600 are expected to be incurred under the plan. The Company expects to be substantially completed with exit activities by the end of the first fiscal quarter of 2009. The following tables set forth expenses incurred for actions initiated during the fourth fiscal quarter 2008.

Asset impairments

Amounts included in charges for asset impairments for the year ended January 31, 2008 are as follows:

January 31,
2008

Africa	253
Global Specialized Solutions	1,691
Corporate	1,541

Total	$3,485

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

Asset impairments primarily relate to the cancellation of various long-term initiatives, such as the development of certain industry verticals and information technology costs.

Employee severance benefits

Amounts included in charges for employee severance benefits expense for the year ended January 31, 2008 are as follows:

		Total Employees
	January 31,	Expected to be
	2008	Terminated

EMENA	$62	180
Americas Freight Forwarding	281	75
Americas Contract Logistics and Distribution	159	700
Asia Pacific	319	6
Greater China	65	5
Africa	572	354
Global Specialized Solutions	382	1
Corporate	642	4

Total	$2,482	1,325

Employee severance benefits are primarily related to the realignment of corporate and regional functions to reduce overhead costs. A total of 1,325 employees are expected to be terminated through completion of the plan. These staff reductions are the result of the exit of the Company’s retail distribution business in Africa, the surface distribution operation of its Integrated Logistics business in the Americas, the exiting of an unprofitable contract arrangement in connection with a contract logistics site in the Americas and other selected non-core operations. The Company expects to incur an additional $3,000 in employee severance and termination costs in the first quarter of fiscal 2009. The total costs expected to be incurred through plan completion with respect to severance benefits are approximately $5,500.

Other exit costs

Amounts included in charges for other exit costs for the year ended January 31, 2008 are as follows:

January 31,
2008

Americas Freight Forwarding	158
Americas Contract Logistics and Distribution	2,270

Total	$2,428

Other exit costs are primarily related to the exit of a customer relationship in our contract logistics business in the Americas, as well as certain exit costs related to the exit of the Company’s retail distribution business in Africa, and the surface distribution operation of its Integrated Logistics business in the Americas. The Company expects to incur an additional $2,200 in other exit costs in the first quarter of fiscal 2009. The total costs expected to be incurred through plan completion with respect to other exit costs are approximately $4,600.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

9.	Trade Payables and Other Accrued Liabilities

At January 31, 2008 and 2007, trade payables and other accrued liabilities were comprised of the following:

	January 31,
	2008	2007

Trade payables:
Due to agents	$4,609	$3,518
Trade payables	599,100	469,380

Trade payables	603,709	472,898
Interest payable	927	734
Staff cost related accruals	71,361	61,222
Earn-out liabilities	29,589	1,200
Other payables and accruals	111,472	73,974

Total trade payables and other accrued liabilities	$817,058	$610,028

10.	Borrowings

At January 31, 2008 and 2007, borrowings were comprised of the following:

	January 31,
	2008	2007

Bank lines of credit	$113,199	$79,057
Short-term bank borrowings	5,913	2,808
Current portion of long-term bank borrowings	33,333	—
Long-term bank borrowings	178,047	211,458

Total borrowings	$330,492	$293,323

The amounts due under long-term borrowings as of January 31, 2008 are repayable in the following fiscal years:

2009	$33,333
2010	67,201
2011	68,322
2012	35,880
2013	6,644

Total	$211,380

Borrowings are denominated primarily in U.S. dollars, Australian dollars (AUD), Chinese Yuan (CNY), Euro, Israeli Shekel (ILS), and Taiwan dollars (TWD) and other currencies.

As of January 31, 2008 and 2007, the weighted average interest rate on the Company’s outstanding debt was 5.9% and 6.6%, respectively.

The Company has various credit and guarantee facilities, including a global credit facility (refer to discussion below). At January 31, 2008, these facilities totaled approximately $348,355. The Company’s borrowing capacities totaled approximately $197,064. Borrowings under these facilities totaled approximately $113,199 as of January 31,

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

2008 and we had approximately $83,865 of available, unused borrowing capacity. At January 31, 2008, the Company’s guarantee facilities totaled approximately $151,291.

The purpose of these facilities is to provide the Company with working capital, customs bonds and guarantees and general corporate purposes. Due to the global nature of the Company, a number of financial institutions are utilized to provide the above mentioned facilities.

On July 13, 2006, the Company and certain of its subsidiaries entered into a global credit facility pursuant to an agreement (Facility Agreement) with various financial institutions which are party thereto. The credit facility provides for an aggregate availability of up to $250,000 of borrowings, guarantees and letters of credit and replaced substantially all of the Company’s other existing working capital credit facilities. The Facility Agreement matures on July 13, 2009. The Company’s obligations under the Facility Agreement are guaranteed by the Company and selected subsidiaries.

The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $150,000. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of January 31, 2008, the borrowings and guarantees under the Global Facility totaled approximately $141,408 represented by borrowings of $123,009 and outstanding guarantees of $18,399 and we had approximately $8,592 of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding those companies registered in South Africa.

The South African Facility consists of a credit facility in the amount of $100,000. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. As of January 31, 2008, the borrowings and guarantees under the South African Facility totaled approximately $51,271 represented by borrowings of $1,570 and outstanding guarantees of $49,701 and we had approximately $48,729 of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.

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

In addition to the credit and guarantee facilities provided under the Facility Agreement, the Company utilizes a number of other financial institutions in certain countries not covered by the Facility Agreement to provide it with working capital to operate in these countries. Consequently, the use of a particular credit or guarantee facility (other than credit and guarantee facilities provided under the Facility Agreement) is normally restricted to the country in which it originated and a particular credit or guarantee facility may restrict distributions by the subsidiary operating in the country.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

The Senior Notes and Facility Agreement require the Company to comply with certain customary financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated EBITDA and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants, all or a portion of the obligations under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants relating to the Senior Notes as of January 31, 2008.

In the fourth quarter of fiscal 2008, we entered into amendments to each of the Facility Agreement and the Note Purchase Agreement to increase the amount available for our capital lease facilities from $40.0 million to $90.0 million, effective October 31, 2007. Subsequent to January 31, 2008, we entered into an amendment to the Facility Agreement further increasing the amount available for our operating rental expenses from $120.0 million to $165.0 million per annum and amending certain other provisions and obtained two waivers, waiving certain covenants, including non-financial covenants relating to collective bargaining agreements and a requirement that certain local working capital facilities be guaranteed under the Global Facility. After giving effect to the waivers and amendments we obtained subsequent to January 31, 2008, we were in compliance with the covenants in the Note Purchase Agreement and the covenants in the Facility Agreement.

11.	Supplemental Financial Information

Other Operating Expenses

The following table shows other operating expenses for the years ended January 31, 2008, 2007 and 2006. The balance of other operating expenses is comprised of selling, general and administrative costs.

	Year ended January 31,
	2008	2007	2006

Advertising costs	$3,087	$2,533	$2,806
Facilities and communication	158,950	127,342	103,033
Vehicle expenses	64,202	54,086	33,894

Supplemental Cash Flow Information

	Year ended January 31,
	2008	2007	2006

Net cash paid for:
Interest	$26,684	$14,872	$4,102
Income taxes	52,357	42,514	30,677
Non-cash activities:
Capital lease obligations incurred to acquire assets	33,904	27,709	14,948
Value of shares issued as acquisition earn-out payment	—	34,935	15,140
Liability incurred for acquisition earn-out payment	29,303	—	1,200
Adjustment to initially adopt Fin No. 48	9,370	—	—

UTi is a holding company and so relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the Company and UTi’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of its bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries could declare may be limited by exchange controls.

12.	Retirement Benefit Plans

Defined Contribution Plans

In certain countries, the Company operates defined contribution retirement plans for all qualifying employees. The assets of the plans are held separately from those of the Company, in funds under the control of trustees. The Company is required to contribute a specified percentage of the payroll costs to the retirement benefit plan to fund the benefits. The only obligation of the Company with respect to the retirement benefit plans is to make the required contribution. For the years ended January 31, 2008, 2007 and 2006, the Company’s contributions to the above plans were $13,897, $8,755 and $8,464, respectively.

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
For the years ended January 31, 2008, 2007 and 2006

The following tables, based on the latest valuations, summarize the funded status and amounts recognized in the Company’s financial statements for defined benefit plans, which relate primarily to South Africa.

	Year ended January 31,
	2008	2007

Change in projected benefit obligations:
Projected benefit obligation at beginning of year	$39,385	$34,060
Service cost	883	1,827
Plan participants’ contributions	232	336
Interest cost	2,451	2,949
Actuarial (gains)/losses	(6,235)	7,363
Benefits paid	(2,833)	(3,626)
Foreign exchange translation adjustment	(328)	(3,524)

Projected benefit obligations at end of year	$33,555	$39,385

Change in plan assets:
Fair value of plan assets at beginning of year	$29,477	$26,760
Realized gains on assets	2,044	7,677
Employer contributions	1,910	1,810
Benefits paid	(2,833)	(3,626)
Plan participants’ contribution	232	336
Foreign exchange translation adjustment	57	(3,480)

Fair value of plan assets at end of year	$30,887	$29,477

Reconciliation of funded status and net amount recognized in the accompanying consolidated balance sheets:
Funded status and net amount recognized at end of year	$(2,668)	$(9,908)

Weighted average assumptions used to determine benefit obligations:
Discount rate	7%	7%
Rate of increase in future compensation levels	4%	4%
Expected long-term rate of return on assets	7%	7%

	Year ended January 31,
	2008	2007	2006

Weighted average assumptions used to determine net periodic benefit expense:
Discount rate	7%	7%	8%
Rate of increase in future compensation levels	4%	4%	6%
Expected long-term rate of return on assets	7%	7%	8%

Amounts recognized in the balance sheet consist of:

	As of January 31,
	2008	2007

Other non-current assets	$1,619	$—
Retirement fund obligations	(4,287)	(9,908)

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

Amounts recognized in accumulated other comprehensive income consist of:

	As of January 31,
	2008	2007

Unrecognized net actuarial loss	$2,075	$5,255
Unrecognized prior service cost	(49)	(16)

Total	$2,026	$5,239

The changes in accumulated other comprehensive income at the beginning and end of the year are as follows:

		Net of
		Tax Effect

Amounts recognized in accumulated other comprehensive income at beginning of year	$9,908	$6,517
Net actuarial gains	(6,708)	(4,279)
Amortization of:
Actuarial losses	(312)	(217)
Prior service costs and other	7	5

Amounts recognized in accumulated other comprehensive income at end of year	$2,895	$2,026

The Company estimates that the following amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending January 31, 2009:

Pension
benefits

Expense resulting from changes in plan experience and actuarial assumptions	$297

The accumulated benefit obligation for all defined benefit plans was $33,215 and $29,535 at January 31, 2008 and 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at January 31:

	2008	2007

Accumulated benefit obligation	$18,433	$6,828
Fair value of plan assets	13,429	3,770

Information for pension plans with a projected benefit obligation in excess of plan assets at January 31:

	2008	2007

Projected benefit obligation	$18,628	$37,026
Fair value of plan assets	13,429	29,477

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

Net periodic pension expense consists of:

	Year ended January 31,
	2008	2007	2006

Service cost component	$883	$1,827	$1,077
Interest cost component	2,451	2,949	2,067
Expected return on assets	(2,216)	(2,082)	(1,520)
Amortization of unrecognized net loss	306	407	445

Net periodic pension expense	$1,424	$3,101	$2,069

The fair value of plan assets for the Company’s South African pension benefits as of January 31, 2008 and January 31, 2007, was $18,677 and $19,455 respectively. The following table sets forth the weighted-average asset allocation and target asset allocation for the plan assets:

	As of January 31,		Target
	2008	2007	allocation

Equity securities	55%	56%	45-65%
Debt securities	29	14	20-35
Real estate	—	11	0-10
Other	16	19	10-20

Total	100%	100%

Equity securities did not include any of the Company’s ordinary shares at January 31, 2008 and 2007.

The objectives of the Company’s South African investment strategy of the defined benefit plans are to earn the required rate of return on investments in order to ensure that the assets at least match the plans’ obligation to the plan participants, and to manage the risk of negative returns. An analysis of the required rate of return showed that a real rate of return of 4% was required. For defined benefit liabilities, this was derived by considering the investment returns available on bond yields at the valuation date less the salary escalation, which is limited to 5% per annum under plan provisions. The investment strategy has been established in a matter which complies with Regulation 28 of the South African Pension Funds Act. The investment strategy also satisfies the liquidity requirement of the funds to ensure that payments such as expenses, taxes, withdrawals, and other contingencies can be met.

The strategic asset allocation of the South African pension benefits refers to the allocation of the assets across the various asset classes. The asset allocation decided on is 65% of the assets in equities, 20% in bonds, 5% in cash and 10% in alternative strategies. The expected overall long term return on assets is 9%. This figure was attained by calculating historic five-year rolling returns on a monthly basis for the different classes of assets (e.g., equities, bonds, property and cash). These returns were based on monthly returns since January 1993. These returns were then compared to the appropriate inflation rates so that real returns could be calculated. An appropriate notional portfolio was constructed. A return for this portfolio was calculated using the five-year rolling values. The calculation indicated that a real annual return of approximately 4% was achievable (on average) for the notional portfolio. This return could be expected to vary between 0% and 9%. As a result, it was decided that a real return of 4% should be adopted, allowing for fees and tax. An indication of the long term expectation of inflation was determined by comparing the return on fixed interest bonds and inflation linked bonds. This comparison indicated an inflation rate of 5% per annum currently. With the real annual return of 4% and the inflation rate of 5%, this implies that a gross return on assets of 9% may reasonably be expected over the long term.

The objectives of the Company’s United Kingdom (U.K.) investment strategy of the defined benefit plans are to earn the required rate of return on investments in order to ensure that the assets at least match the member’s

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

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

For the year ended January 31, 2008, $1,910 of contributions has been made by the Company to its pension plans. The Company presently anticipates contributing $2,893 to fund its pension plans during the year ending January 31, 2009.

The following table shows the estimated future benefit payments for each of the next five fiscal years ended January 31 and thereafter:

2009	$1,447
2010	1,985
2011	2,134
2012	2,133
2013	2,133
2014-2018	13,076

Adoption of SFAS No. 158

On January 31, 2007, the Company adopted certain provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). As a result, the Company now recognizes the funded status of its defined benefits postretirement plans on the consolidated balance sheets. Additionally, the Company will recognize changes in the funded status of its defined benefits postretirement plans as a component of other comprehensive income, net of tax, in the consolidated statements of changes in shareholders’ equity, in the year in which the changes occur.

The adoption of the provisions of SFAS No. 158 to recognize the funded status of its benefit plans had the following effect on the consolidated balance sheet as of January 31, 2007:

	Retirement benefit costs
	Before		After
	adoption of	SFAS No. 158	adoption of
	SFAS No. 158	impact	SFAS No. 158

Deferred tax assets	$1,620	$1,771	$3,391

Total assets	$1,620	$1,771	$3,391

Other long-term liabilities	$3,760	$6,148	$9,908

Total liabilities	$3,760	$6,148	$9,908

Accumulated other comprehensive loss	$(2,140)	$(4,377)	$(6,517)

13.	Shareholders’ Equity

During the years ended January 31, 2008, 2007 and 2006, the Company’s Board of Directors (the Board) declared a dividend on the Company’s outstanding ordinary shares of $0.06, $0.06 and $0.05 per share, respectively, totaling $6,082, $5,796 and $4,672, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

On March 7, 2006, the Board declared a three-for-one stock split of the Company’s ordinary shares. Shareholders of record as of the close of business on March 17, 2006 received two additional shares for each one share held on the record date with distribution of the additional shares effected on March 27, 2006.

14.	Share-Based Compensation

Share-Based Compensation Plans

As of January 31, 2008, the Company had the following share-based compensation plans: the 2000 Employee Share Purchase Plan; 2004 Long Term Incentive Plan (LTIP); 2000 Stock Option Plan; 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan); and Non-Employee Directors Share Option Plan (Directors Option Plan).

2000 Employee Share Purchase Plan

The Company’s 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) with an opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. During the year ended January 31, 2008, the Company issued 63,351 ordinary shares under the plan.

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

2004 Long-Term Incentive Plan

The Company’s LTIP was approved by the shareholders on February 27, 2004, and provides for the issuance of a variety of awards, including options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units, deferred share units, and performance based awards. This plan allows for the grant of incentive and non-qualified stock options. 6,000,000 shares were originally reserved for issuance under this plan when it was adopted, subject to adjustments. As a result of the adoption of the LTIP, the Company reduced the maximum number of ordinary shares which may be issued pursuant to options granted under the 2000 Stock Option Plan by 3,900,000 shares.

Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. Deferred share units are 100% vested at all times. The maximum contractual term of the options in this plan is 10 years. Restricted share units vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested restricted share units are generally forfeited upon termination of employment. Performance based awards vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met. At January 31, 2008 and 2007, there were 675,643 and 425,548 options, respectively, which were exercisable. As of January 31, 2008 and 2007, there were 2,878,499 and 3,169,128 shares, respectively, available to be granted. The weighted average fair value of the options granted under this plan during fiscal 2008, 2007 and 2006 were $17.58, $13.75 and $12.66 per share, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

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

Options granted under this plan generally vest in four annual increments of 25% each starting on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. The maximum contractual term of the options in this plan is 10 years. At January 31, 2008, 2007, and 2006, there were 1,993,914, 2,027,645 and 2,950,671, options, respectively, which were exercisable at a weighted average exercise price of $6.75, $6.48 and $5.80 per share, respectively.

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

Non-Employee Directors Share Option Plan

Due to the adoption of the 2004 Directors Incentive Plan, no further option grants will be made pursuant to the Non-Employee Directors Share Option Plan (Directors Option Plan). The Company’s Directors Option Plan provided for the issuance of options to purchase ordinary shares to each of the Company’s non-employee directors. Under this plan, non-executive directors received an initial grant to purchase 45,000 ordinary shares on the day they joined our Board. The plan also provided that each non-employee director receive options to purchase 9,000 ordinary shares on the date of each of the Company’s annual meetings, excluding the annual meeting in the year the director joined the Board. The option exercise price is equal to the fair market value of the underlying ordinary shares as of the grant date. As of January 31, 2008, options to acquire 279,000 ordinary shares have been granted, with exercise prices ranging from $5.31 to $11.93 per share.

Options granted under Directors Option Plan vest in three annual increments, beginning one year from the grant date. As of January 31, 2008, 2007 and 2006, there were 108,000, 117,000 and 108,000 options, respectively, which were exercisable under this plan at a weighted average exercise price of $9.59, $9.27 and $8.33, respectively. Options granted under this plan expire ten years from the grant date unless terminated earlier as provided for in this plan.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

A portion of the consideration due under the earn-out arrangement was linked, in part, to the continuing employment of certain of the selling shareholders of SLi and as such, represents a compensatory arrangement in accordance with SFAS No. 141 and EITF No. 95-8.

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

Prior to adopting SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of share-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised share-based awards in excess of the deferred tax asset attributable to share-based compensation costs for such options. As a result of adopting SFAS No. 123R, $1,503 of excess tax benefits for the year ended January 31, 2007 have been classified as a financing cash inflow. Cash received from option exercises and employee stock purchase plan purchases for the years ended January 31, 2007, and 2006 was $12,191, and $10,766, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

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

Share-Based Compensation Expense

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This accounting standard requires the recognition of compensation expense based on an estimate of the fair value of options granted to employees and directors under the Company’s stock option and employee stock purchase rights plans. This expense is recorded on a straight-line basis over the option vesting periods.

Effective February 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method and therefore has not restated results for prior periods. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 31, 2006, as well as all share-based payments granted prior to, but not yet vested, as of January 31, 2006, in accordance with SFAS No. 123R.

Valuation Assumptions

The foregoing impact of stock option compensation costs was determined under the Black-Scholes Model (BSM), using the following weighted average assumptions:

	Year ended January 31,
	2008	2007	2006

Risk free rate of return, annual	5%	5%	4%
Expected life	7.5 years	7.5 years	8 years
Expected volatility	38%	38%	39%
Dividend yield	0.2%	0.2%	0.2%

The Company’s computation of expected volatility for the years ended January 31, 2008 and 2007 is partly based on historical volatility of our stock. The Company’s computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk free rate of return for the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

Share-Based Compensation Activity

A summary of the LTIP option activity is as follows:

	2004 LTIP
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value

Outstanding balance at January 31, 2005	1,041,240	$16.47
Options granted	1,044,765	24.31
Options exercised	(35,892)	15.50
Options cancelled/forfeited	(15,000)	22.18

Outstanding balance at January 31, 2006	2,035,113	20.47
Options granted	78,341	27.66
Options exercised	(78,303)	16.54
Options cancelled/forfeited	(24,420)	23.45

Outstanding balance at January 31, 2007	2,010,731	20.86	8.0 years	$19,269

Options granted	11,295	25.23
Options exercised	(80,525)	16.47
Options cancelled/forfeited	(24,712)	21.05

Outstanding balance at January 31, 2008	1,916,789	21.07	7.0 years	$2,005

Exercisable balance at January 31, 2008	675,643	$18.17	6.6 years	$1,281

The aggregate intrinsic value for the LTIP is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 727,577 options that were in-the-money as of January 31, 2008. The weighted average grant-date fair value of options granted in the years ended January 31, 2008, 2007 and 2006 was $17.58, $13.75 and $12.66, respectively. During the years ended January 31, 2008, 2007, and 2006 the aggregate intrinsic value of options exercised under the LTIP was $761, $881 and $298, respectively, determined as of the date of option exercise. At January 31, 2008, the Company expects 1,629,271 options for the LTIP to vest. At January 31, 2008, these options have an aggregate intrinsic value of $1,704, a weighted average remaining contractual term of 7.0 years and a weighted average exercise price of $21.07.

A summary of stock options outstanding and exercisable pursuant to the LTIP as of January 31, 2008 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of Exercise Prices	outstanding	life (years)	price	exercisable	price

$15.01 - $16.64	682,577	6.4	$15.80	427,834	$15.74
$18.13 - $22.88	878,258	7.2	21.79	207,432	21.06
$23.58 - $25.95	74,736	8.2	25.37	14,500	25.50
$28.03 - $36.08	281,218	8.3	30.47	25,877	30.99

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

The following table summarizes the activity under the LTIP for the nonvested restricted share units for the year ended January 31, 2008:

	LTIP
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	share	grant date	contractual	intrinsic
	units	fair value	term	value

Outstanding balance at January 31, 2005	412,074	$18.24

Units granted	95,946	22.43
Units vested	—
Units cancelled/forfeited	—

Outstanding balance at January 31, 2006	508,020	19.03

Units granted	201,668	23.54
Units vested	(5,151)	25.13
Units cancelled/forfeited	(3,742)	28.06

Outstanding balance at January 31, 2007	700,795	$21.22

Units granted	562,410	24.89
Units vested	(251,270)	18.29
Units cancelled/forfeited	(258,364)	25.38

Outstanding balance at January 31, 2008	753,571	23.51	3.1 years	$14,092

At January 31, 2008 and 2007, there were 753,571 and 385,880 restricted share units, respectively, which were granted to employees and officers of the Company for retention based awards under the LTIP with a weighted average grant-date fair value of approximately $23.51 and $21.82 per unit, respectively. During the year ended January 31, 2008, the Company granted 358,549 restricted share units with a weighted average grant-date fair value of approximately $25.47. The restricted share units vest and convert into ordinary shares of the Company over a period between four and five years. Granted but unvested units are forfeited upon termination of employment. During the year ended January 31, 2008, 26,400 restricted share units vested.

During the year ended January 31, 2008, the Company granted 203,861 restricted share units with a weighted average grant-date fair value of approximately $23.88 to employees and officers of the Company for performance based awards under the LTIP. The restricted share units vest and convert into ordinary shares of the Company at the end of a three year period should certain performance criteria be met. During the year ended January 31, 2008, the Company has determined that the performance criteria for these awards, and unvested prior awards totaling 54,045, will not be met and consequently has reversed the compensation costs relating to these awards, resulting in a credit to gross compensation expense of $373. For the year ended, January 31, 2007, gross compensation expense of $373, was recognized by the Company in the consolidated income statement in respect of these performance based awards as it was probable that these performance criteria would be achieved. During the year ended, January 31, 2008, 224,870 restricted share units vested.

The total fair value of shares vested during the years ended January 31, 2008, 2007, and 2006 was $4,596, $129, and $0, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

A summary of the 2000 Stock Option Plan option activity is as follows:

	2000 Stock Option Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value

Outstanding balance at January 31, 2005	5,718,282	$6.24
Options exercised	(1,559,151)	5.71
Options cancelled/forfeited	(18,960)	9.14

Outstanding balance at January 31, 2006	4,140,171	6.42
Options exercised	(1,753,219)	5.85
Options cancelled/forfeited	(28,707)	8.26

Outstanding balance at January 31, 2007	2,358,245	6.85

Options exercised	(364,331)	7.43
Outstanding balance at January 31, 2008	1,993,914	6.75	3.8 years	$23,831

Exercisable balance at January 31, 2008	1,993,914	$6.75	3.8 years	$23,831

A summary of stock options outstanding and exercisable pursuant to the 2000 Stock Option Plan as of January 31, 2008 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	outstanding	life (years)	price	exercisable	price

$4.16 - $5.00	730,874	2.8	$4.50	730,874	$4.50
$5.33 - $6.18	106,340	3.9	5.73	106,340	5.73
$6.33 - $8.26	791,825	4.8	6.97	791,825	6.97
$10.18 - $11.24	364,875	5.6	11.06	364,875	11.06

The aggregate intrinsic value for the 2000 Stock Option Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary shares for the 1,993,914 options that were in-the-money as of January 31, 2008. During the years ended January 31, 2008, 2007 and 2006 the aggregate intrinsic value of options exercised under the 2000 Stock Option Plan was $6,286, $43,462, and $29,977, respectively, determined as of the date of option exercise. At January 31, 2008, the Company expects 1,694,827 options for the 2000 Stock Option Plan to vest. At January 31, 2008, these options have an aggregate intrinsic value of $20,256, a weighted average remaining contractual term of 3.8 years and a weighted average exercise price of $6.75.

There were no options granted under this plan during the years ended January 31, 2008, 2007 and 2006.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

The following table summarizes the activity under the 2004 Directors Incentive Plan for the nonvested restricted share units or restricted shares:

	2004 Directors Incentive Plan
			Weighted
		Weighted	average
	Restricted	average	remaining	Aggregate
	shares/	grant date	contractual	intrinsic
	units	fair value	term	value

Outstanding balance at January 31, 2005	12,066	17.15
Restricted shares/units granted	12,252	22.21
Units vested	(12,066)	17.15

Outstanding balance at January 31, 2006	12,252	22.21
Restricted shares/units granted	13,289	26.69
Units vested	(12,741)	22.74

Outstanding balance at January 31, 2007	12,800	26.33

Restricted shares/units granted	13,968	27.71
Units vested	(12,800)	26.33

Outstanding balance at January 31, 2008	13,968	27.71	0.4 years	$261

During the years ended January 31, 2008, 2007 and 2006 the aggregate intrinsic value of restricted shares/units vested under the 2004 Directors Incentive Plan was $355, $335 and $278, determined as of the vesting date. At January 31, 2008, the Company expects 13,968 restricted share units for the 2004 Directors Incentive Plan to vest. The total fair value of shares vested during the years ended January 31, 2008, 2007, and 2006 was $337, $290, and $207, respectively.

A summary of the Directors Option Plan activity is as follows:

	Directors Options Plan
			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value

Outstanding balance at January 31, 2005	162,000	8.29
Options exercised	(30,000)	5.75

Outstanding balance at January 31, 2006	132,000	8.87
Options exercised	(15,000)	5.75

Outstanding balance at January 31, 2007	117,000	9.27	6.0 years	$2,472

Options exercised	(9,000)	5.47

Outstanding balance at January 31, 2008	108,000	9.59	5.1 years	$984

Exercisable balance at January 31, 2008	108,000	$9.59	5.1 years	$984

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

A summary of stock options outstanding and exercisable under the Directors Option Plan as of January 31, 2008 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	outstanding	life (years)	price	exercisable	price

$5.31 - $6.57	36,000	4.1	$6.15	36,000	$6.15
$10.28 - $11.93	72,000	5.7	11.31	72,000	11.31

The aggregate intrinsic value for the Directors Options Plan is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s ordinary share for the 108,000 options that were in-the-money as of January 31, 2008. During the years ended January 31, 2008 and 2007, the aggregate intrinsic value of options exercised under the Directors Options Plan was $157 and $451, respectively, determined as of the date of option exercise.

As of January 31, 2008, there was approximately $16,170 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation awards using the intrinsic value method as prescribed by APB No. 25 and provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Employee share-based compensation expense recognized under APB No. 25 was not reflected in the Company’s results of operations for the year ended January 31, 2006 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Share- based compensation was based on actual forfeitures of awards. In accordance with the modified prospective method, previously reported amounts have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded based on the fair value method under SFAS No. 123:

Year Ended
January 31,
2006

Net income as reported	53,809
Add: Total stock-based compensation expense included in reported net income, net of income taxes	36,751
Less: Total stock-based compensation expense determined under the fair value based method, net of income taxes	(41,697)

Pro forma net income	$48,863

Earnings per share, as reported:
Basic earnings per share	0.57
Diluted earnings per share	0.55
Earnings per share, pro forma:
Basic earnings per share	0.52
Diluted earnings per share	0.50

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

15.	Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

As of January 31, 2008, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of January 31, 2008: $10,068 in euros; $15,760 in U.S. dollars; $8,791 in British pounds sterling; and, $2,090 in other currencies. Changes in the fair value of forward exchange contracts are recorded in the consolidated income statement, which were $134, $112 and $61 for the years ended January 31, 2008, 2007 and 2006, respectively.

16.	Commitments

At January 31, 2008, the Company had outstanding commitments under capital and non-cancelable operating leases, which fall due in the years ended January 31, as follows:

	Capital	Operating
	leases	leases

2009	$24,009	$104,863
2010	17,200	85,290
2011	9,166	62,457
2012	4,474	42,485
2013	2,530	29,890
2014 and thereafter	1,059	76,538

Total payments	58,438	$401,523

Less amounts representing interest	(6,125)

Present value of minimum capital lease obligations	$52,313

The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment. These leases require minimum annual payments, which are expensed as incurred. Total rent expense for the years ended January 31, 2008, 2007 and 2006 was $123,441, $95,410 and $67,802, respectively.

It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for furniture, fixtures and equipment is two to five years and the normal lease term for buildings varies between three and ten years. For the year ended January 31, 2008, the average effective borrowing rate for property, plant and equipment under capital leases was 8.6%. Interest rates usually vary during the contract period.

The Company enters into short-term agreements with carriers to reserve space on a guaranteed basis. The pricing of these obligations is dependant upon current market conditions. The Company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2008 was $9,741.

Capital commitments contracted for, but not provided in the accompanying consolidated balance sheet as of January 31, 2008 totaled $3,062.

17.	Contingencies

From time to time, claims are made against us or we may make claims against others, including in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from engaging in certain activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on our results of operations for that period or future periods. As of the date of these consolidated financial statements, we are not a party to any material litigation except as described below.

The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $12,867 based on exchange rates as of January 31, 2008.

The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $14,061, based on exchange rates as of January 31, 2008.

Through several of its European indirect subsidiaries, the Company is engaged in the business of transportation and storage of fine works of art. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The Company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. The Company and its insurers are working with an art expert to determine whether any damages have occurred. The Company believes that any liability as a result of a claim would be mitigated based on a number of factors including insurance polices in place; limitations of liability imposed by the Company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the Company is unable to successfully mitigate its liability, the claim and its related impact could be material.

In June 2007, we responded to a grand jury subpoena requesting documents in connection with United States Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the air cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials in connection with its investigation of the international air cargo transportation industry. We believe we are a subject of the U.S. DOJ investigation.

On October 10, 2007, we also received a notice from the Canadian Competition Bureau that the Bureau commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that we preserve records relevant to such investigation. On October 25, 2007, one of our subsidiaries also received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that we provide documents and information as it relates to New Zealand. Our subsidiary responded to the request from the New Zealand Commerce Commission on December 21, 2007.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

The Company (along with seven other global logistics providers) has been named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the United States District court in the Eastern District of New York (Precision Associates, Inc. v. Panalpina World Transport (Holding) Ltd.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under US antitrust laws.

We have incurred, and we expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ or any other regulatory body concludes that the Company has engaged in anti-competitive behavior, the Company could incur significant additional legal fees and other costs, which could include fines and/or penalties, which may be material.

In connection with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to any of the disclosed investigations and legal proceedings because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable or reasonably estimable.

18.	Related Party Transactions

One of the Company’s Hong Kong operating subsidiaries is party to a service agreement pursuant to which a company owned by one of the Company’s employees (a previous owner of such subsidiary) and members of his family, provides management consulting and sales solicitation services. During the years ended January 31, 2008, 2007 and 2006, the Company’s Hong Kong subsidiary paid the Company approximately $615, $566 and $437, respectively, under this service agreement.

One of the Company’s Spanish subsidiaries is party to a service agreement, effective January 25, 2002, pursuant to which the Company’s subsidiary provides commercial and administrative services to a company owned by the Senior Vice President — Planning and Strategy Execution and his three brothers, one of whom is a current employee of the Company, all of whom were previous owners of SLi. During the years ended January 31, 2008, 2007 and 2006, approximately $0, $0 and $1,213, respectively, was billed by the Company’s Spanish subsidiary for fees pursuant to this agreement.

During the year ended January 31, 2008, one of the Company’s South African operating subsidiaries was party to a service agreement pursuant to which a company controlled by one of the Company’s South African subsidiary’s directors and members of his family, provides management and accounting services. During the years ended January 31, 2008, 2007 and 2006, the Company’s South African subsidiary paid the Company approximately $179, $420 and $627 respectively, under this service agreement.

The Company’s Indonesia operating subsidiary is party to a service agreement pursuant to which a company operated by a relative of the Managing Director of PT Union Trans Internusa provides the leased facility the subsidiary operates from. During the years ended January 31, 2008, 2007 and 2006, the Company’s Indonesia subsidiary paid the Company approximately $59, $59 and $55, respectively, under this agreement.

Pursuant to an amended and restated registration rights agreement, a company controlled by current and former executive officers that holds an investment in our common stock, which we refer to as PTR Holdings Inc. (PTR Holdings) and Union-Transport Holdings Inc., is entitled to rights with respect to the registration of its shares under the Securities Act of 1933.

19.	Segment Reporting

The Company’s operations are principally managed by geographic region and by services offered. During the first quarter of fiscal 2008, we realigned our operations into the following reportable segments: EMENA, Americas Freight Forwarding, Americas Contract Logistics and Distribution, Asia Pacific, Greater China, Africa, Global

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

Specialized Solutions, and Corporate. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Corporate segment includes the corporate office, eliminations and other entities. In accordance with SFAS No. 131, all prior period segment information was reclassified to conform to this new financial reporting presentation.

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

Certain information regarding the Company’s operations by segment is summarized as follows:

	Year ended January 31, 2008
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total

Gross revenue	$1,129,125	$614,018	$845,835	$486,879	$645,614	$580,324	$77,215	$—	$4,379,010

Net revenue	$357,430	$173,922	$481,631	$98,123	$83,024	$233,442	$69,132	$—	$1,496,704
Staff costs	197,603	97,121	273,630	46,036	30,331	106,937	30,871	22,374	804,903
Depreciation and amortization	8,675	2,512	12,294	2,171	2,489	7,713	1,857	1,976	39,687
Amortization of intangible assets	863	—	7,019	—	450	—	1,104	—	9,436
Restructuring and impairments	62	439	2,428	319	66	825	2,573	1,683	8,395
Other operating expenses	106,752	50,410	149,148	22,422	24,237	83,372	27,957	18,826	483,124

Operating income/(loss)	$43,475	$23,440	$37,112	$27,175	$25,451	$34,595	$4,770	$(44,859)	151,159

Interest income									10,964
Interest expense									(26,878)
Other income									4,726

Pretax income									139,971
Provision for income taxes									(38,321)

Income before minority interests									$101,650

Capital expenditures	$16,240	$6,020	$9,653	$3,712	$2,510	$13,591	$2,619	$11,263	$65,608

Segment assets at year-end	$484,126	$213,477	$527,576	$168,968	$170,690	$329,913	$147,268	$32,658	$2,074,676

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

	Year ended January 31, 2007
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total

Gross revenue	$850,132	$516,858	$660,467	$420,932	$530,457	$517,470	$65,049	$—	$3,561,365

Net revenue	$258,874	$152,737	$377,286	$82,146	$76,187	$218,105	$57,477	$—	$1,222,812
Staff costs	133,481	91,480	216,620	38,799	27,341	96,097	24,712	14,432	642,962
Depreciation and amortization	6,454	2,311	10,705	1,783	1,944	6,764	1,321	2,140	33,422
Amortization of intangible assets	—	—	6,899	—	453	—	653	—	8,005
Restructuring and impairments	—	—	—	—	—	—	—	—	—
Other operating expenses	71,482	44,092	111,993	19,334	20,566	82,951	18,915	14,169	383,502

Operating income/(loss)	$47,457	$14,854	$31,069	$22,230	$25,883	$32,293	$11,876	$(30,741)	154,921

Interest income									8,154
Interest expense									(23,439)
Other income									(565)

Pretax income									139,071
Provision for income taxes									(31,729)

Income before minority interests									$107,342

Capital expenditures	$10,571	$7,628	$14,943	$2,732	$3,201	$10,395	$5,368	$56	$54,894

Segment assets at year-end	$303,149	$187,683	$477,483	$137,986	$136,730	$301,452	$96,291	$19,304	$1,660,078

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

	Year ended January 31, 2006
			Americas
			Contract
		Americas	Logistics				Global
		Freight	and	Asia	Greater		Specialized
	EMENA	Forwarding	Distribution	Pacific	China	Africa	Solutions	Corporate	Total

Gross revenue	$693,661	$454,816	$243,406	$379,080	$475,637	$471,718	$67,257	$—	$2,785,575

Net revenue	$209,053	$135,268	$238,367	$73,433	$62,701	$195,421	$51,489	$—	$965,732
Staff costs	144,874	81,168	143,711	34,417	23,193	88,599	19,714	11,557	547,233
Depreciation and amortization	5,718	2,130	2,782	1,797	1,365	6,281	1,185	1,794	23,052
Amortization of intangible assets	—	—	4,071	—	306	—	705	—	5,082
Restructuring and impairments	—	—	—	—	—	—	—	—	—
Other operating expenses	55,216	39,073	67,816	19,137	13,047	68,843	16,335	11,552	291,019

Operating income/(loss)	$3,245	$12,897	$19,987	$18,082	$24,790	$31,698	$13,550	(24,903)	99,346

Interest income									4,945
Interest expense									(9,111)
Other income									(303)

Pretax income									94,877
Provision for income taxes									(36,855)

Income before minority interests									$58,022

Capital expenditures	$7,688	$6,572	$610	$1,641	$2,006	$12,501	$1,690	$42	$32,750

Segment assets at year-end	$306,475	$190,200	$90,802	$127,539	$120,021	$273,512	$101,268	$12,488	$1,222,305

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

The following table shows the gross revenue and net revenue attributable to the Company’s principal services.

	Year ended January 31,
	2008	2007	2006

Gross revenues:
Airfreight forwarding	$1,665,067	$1,381,249	$1,213,987
Ocean freight forwarding	1,101,129	937,559	826,079
Customs brokerage	98,324	86,409	80,960
Contract logistics	618,599	477,307	408,850
Distribution	514,198	443,830	64,600
Other	381,693	235,011	191,099

Total gross revenues	$4,379,010	$3,561,365	$2,785,575

Net revenues:
Airfreight forwarding	$383,602	$329,582	$290,993
Ocean freight forwarding	174,905	146,571	118,346
Customs brokerage	94,649	84,135	78,503
Contract logistics	536,943	410,640	346,220
Distribution	143,931	150,261	50,187
Other	162,674	101,623	81,483

Total net revenues	$1,496,704	$1,222,812	$965,732

20.	Selected Quarterly Financial Data (Unaudited)

For the year ended January 31,	First	Second	Third	Fourth	Total

Gross revenue:
2008	$944,738	$1,045,601	$1,183,045	$1,205,626	$4,379,010
2007	773,700	890,073	946,321	951,271	3,561,365
Net revenue:
2008	336,041	366,848	391,033	402,782	1,496,704
2007	271,216	304,999	315,818	330,779	1,222,812
Operating income(1):
2008(4)	31,418	43,313	48,845	27,583	151,159
2007	29,064	49,580	44,412	31,865	154,921
Net income:
2008(4)	18,120	27,667	34,885	18,014	98,686
2007	18,218	33,397	29,381	22,515	103,511
Basic earnings per share:
2008(3)(4)	0.18	0.28	0.35	0.18	1.00
2007(3)	0.19	0.35	0.30	0.23	1.06
Diluted earnings per share:
2008(4)	0.18	0.28	0.35	0.18	0.99
2007(2)	0.18	0.33	0.29	0.22	1.04

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

(1)	Operating income includes the SLi Share-based Compensation Arrangement.

(2)	The diluted earnings per share amounts for the quarters do not add to the total year ended January 31, 2007 amount due to the effects of rounding.

(3)	The basic earnings per share amounts for the quarters do not add to the total year ended January 31, 2007 and January 31, 2008 amount due to the effects of rounding.

(4)	Amounts in the fourth quarter of fiscal 2008 include restructuring and impairment charges for employee severance and benefits, asset impairments and other exit costs.

The following table summarizes the impact of the restatement discussed in Note 21 to the consolidated financial statements on the interim periods for the year ended January 31, 2007.

	First	Second	Third	Fourth	Total

Freight consolidation costs:
As previously stated	$502,072	$584,662	$630,091	$620,080	2,336,905
Adjustments	412	412	412	412	1,648
As restated	502,484	585,074	630,503	620,492	2,338,553
Net revenue:
As previously stated	271,628	305,411	316,230	331,191	1,224,460
Adjustments	(412)	(412)	(412)	(412)	(1,648)
As restated	271,216	304,999	315,818	330,779	1,222,812
Operating income:
As previously stated	29,982	50,498	45,331	32,784	158,595
Adjustments	(918)	(918)	(919)	(919)	(3,674)
As restated	29,064	49,580	44,412	31,865	154,921
Net income:
As previously stated	19,324	34,504	30,488	23,623	107,939
Adjustments	(1,106)	(1,107)	(1,107)	(1,108)	(4,428)
As restated	18,218	33,397	29,381	22,515	103,511
Basic earnings per share:
As previously stated	0.20	0.36	0.31	0.24	1.11
Adjustments	(0.01)	(0.01)	(0.01)	(0.01)	(0.05)
As restated	0.19	0.35	0.30	0.23	1.06
Diluted earnings per share:
As previously stated	0.20	0.35	0.31	0.24	1.08
Adjustments(1)	(0.02)	(0.02)	(0.02)	(0.02)	(0.04)
As restated(1)	0.18	0.33	0.29	0.22	1.04

(1)	The diluted earnings per share amounts for the quarters do not add to the total year ended January 31, 2007, amount due to the effects of rounding.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

21.	Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s 2007 financial statements, the Company’s management determined that certain errors were made in (a) the computation of taxes on a jurisdictional specific basis and therefore the computation of taxes receivable, taxes payable and related deferred taxes, and (b) the application of SFAS No. 5, Accounting for Contingencies, as it relates to tax matters. As a result, the Company has concluded that a revision to its prior accounting for income taxes is necessary. The Company refers to the errors related to the affected tax matters as Tax Adjustments. In considering a revision to its prior accounting for income taxes the company also considered certain adjustments for the correction of errors previously identified (Other Adjustments), which were immaterial, individually and in the aggregate, to previously issued financial statements. The Company has determined that the Tax Adjustments and Other Adjustments are material to the previously issued 2007 financial statements in accordance with the “iron curtain” method for analyzing such errors as promulgated by Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

As a result of the foregoing, the Company has restated its historical consolidated balance sheet as of January 31, 2007; its consolidated income statements, statements of cash flows and changes in shareholders’ equity for the year ended January 31, 2007. Additionally, the Company has corrected certain amounts in the historical consolidated income statement, statement of cash flows and changes in shareholders’ equity for the year ended January 31, 2006, which corrections were immaterial individually and in the aggregate.

The following table sets forth a reconciliation of previously reported and restated net income and retained earnings as of the dates and for the periods shown:

	Net Income		Retained
	Years Ended		Earnings
	January 31,		January 31,
	2007	2006	2005

Previously reported	$107,939	$55,198	$113,467
Adjustments:
Tax Adjustments	246	(1,967)	(1,100)
Other Adjustments	(4,674)	578	(474)

Total adjustments	(4,428)	(1,389)	(1,574)

As currently reported	$103,511	$53,809	$111,893

While no single item included in Other Adjustments is material, the following adjustments, represent the largest items contained in Other Adjustments. Each of the following adjustments, net of income taxes, relate to fiscal 2007:

•	We recorded a reduction to revenues and operating expense with a net impact of $952 related to revenues and expense recorded in the incorrect fiscal period.

•	We recorded an expense of $878 related to accrued employee compensation.

•	We recorded additional net periodic pension costs of $616 related to the Company’s defined benefit plans.

•	We recorded an expense of $473 to other income related to foreign currency translation.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

The impact on the consolidated income statements, as a result of the aforementioned restatement and correction, is as follows:

	2007		2006
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Corrected

Freight consolidation costs	$2,336,905	$2,338,553	$1,819,171	$1,819,843
Net revenue	1,224,460	1,222,812	966,404	965,732
Other operating expenses	381,476	383,502	292,269	291,019
Operating income	158,595	154,921	98,768	99,346
Interest expense	(23,309)	(23,439)	(8,814)	(9,111)
Other income (expense)	435	(565)	(303)	(303)
Pretax income	143,875	139,071	94,596	94,877
Provision for income taxes	(32,105)	(31,729)	(35,185)	(36,855)
Income before minority interest	111,770	107,342	59,411	58,022
Net income	$107,939	$103,511	$55,198	$53,809
Basic earnings per share	$1.11	$1.06	$0.59	$0.57
Diluted earnings per share	$1.08	$1.04	$0.56	$0.55

The impact on the consolidated balance sheet, as a result of the aforementioned restatement, is presented below.

	January 31,
	2007
	As Previously	As
	Reported	Restated

ASSETS
Trade receivables	$662,804	$660,519
Other current assets	57,563	60,056
Total current assets	1,009,664	1,009,872
Total assets	$1,659,870	$1,660,078
LIABILITIES & SHAREHOLDERS’ EQUITY
Trade payables and other accrued liabilities	$603,575	$610,028
Income taxes payable	15,333	14,120
Total current liabilities	718,277	723,517
Retirement fund obligations	7,549	9,908
Shareholders’ equity:
Retained earnings	266,136	258,745
Total shareholders’ equity	637,274	629,883
Total liabilities and shareholders’ equity	$1,659,870	$1,660,078

The impact on the consolidated statements of cash flows, as a result of the aforementioned restatement and correction is presented below.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2008, 2007 and 2006

	January 31,
	2007		2006
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Corrected

OPERATING ACTIVITIES:
Net income	$107,939	$103,511	$55,198	$53,809
Changes in operating assets and liabilities, net of Acquisitions
Increase in trade receivables	(96,862)	(94,525)	(59,385)	(59,674)
(Increase)/decrease in other current assets	(9,600)	(11,378)	5,267	4,552
Increase in trade payables	68,125	71,240	37,658	39,354
Increase in accrued liabilities and other	21,271	22,025	9,827	10,524
Net cash provided by operating activities	$128,199	$128,199	$117,659	$117,659

UTi Worldwide Inc.

Schedule II

Valuation and Qualifying Accounts

	Balance at	Amounts	Charges		Foreign
	beginning	charged	against the		currency	Balance at
Year ended January 31,	of year	to expense	allowance	Other	translation	end of year
			(In thousands)

2008
Allowance for Doubtful Accounts	$14,719	$2,831	$(2,313)	$180	$939	$16,356
Deferred Tax Asset Valuation Allowance	5,712	6,311	—	—	—	12,023
2007
Allowance for Doubtful Accounts	14,367	5,860	(6,378)	1,295	(425)	14,719
Deferred Tax Asset Valuation Allowance	4,210	1,502	—	—	—	5,712
2006
Allowance for Doubtful Accounts	16,687	1,349	(3,455)	26	(240)	14,367
Deferred Tax Asset Valuation Allowance	3,875	335	—	—	—	4,210

Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in our financial statements.

INDEX TO EXHIBITS

Exhibit		Description

3.1		Memorandum of Association of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 31, 2007)
10	.1+	Form of Employment Agreement between Mr. Wessels and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form F-1, No. 333-47616, filed October 10, 2000)
10	.2+	Second Amended and Restated Employment Agreement between Mr. MacFarlane and the Company dated as of December 31, 2007
10.3		Amended and Restated Registration Rights Agreement between PTR Holdings, Inc., Union-Transport Holdings Inc. and the Company (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form F-3, No. 333-101309, filed December 10, 2002)
10.4		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.5		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.6		Shareholders” Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.7		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.8+	Executive Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed June 11, 2007)
10	.9*	Agreement between UTi Spain, S.L. and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2005)
10	.10+	Employment Agreement of Mr. John Hextall (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed February 27, 2006)
10	.11+	Employment Agreement of Mr. Gene Ochi (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed February 27, 2006)
10	.12+	Employment Agreement of Mr. Lawrence Samuels (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed February 27, 2006)
10	.13+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.14+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 10, 2007)
10	.15+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.16+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.17+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.18+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.19+	WTC Provident Fund, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.20+	Norwich Union Cash Plus Individual Pension Plan Policy for Mr. John Hextall (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed June 9, 2006)

Exhibit		Description

10	.21+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 16, 2006)
10.22		Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 19, 2006)
10.23		Credit Facility, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and various financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 19, 2006)
10.24		Cession Agreement in Security, dated as of July 13, 2006, by and among Pyramid Freight (Proprietary) Limited, South African Branch, and Nedbank Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 19, 2006)
10	.25+	Form of Performance Enhancement Award Agreement for May 12, 2006 Performance Enhancement Awards granted to certain executive officers pursuant to the UTi Worldwide Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.26+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type C) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.27+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement (Type D) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed September 11, 2006)
10	.28+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement, as amended (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.29+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type A) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.30+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (Type B) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.31+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as amended (Type A) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.32+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as Amended (Type B) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.33+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed June 16, 2006)
10	.34+	Form of UTi Worldwide Inc. Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form as amended (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, field June 16, 2006)
10	.35+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.36+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.37+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed April 17, 2006)
10	.38+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 16, 2007)

Exhibit		Description

10	.39+	Form of Change of Control Agreement
10.40		Amendment to Note Purchase Agreement, dated as of October 11, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto
10.41		Amendment to Credit Facility, dated as of October 11, 2006, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility
10.42		Amendment to Note Purchase Agreement, dated as of December 12, 2007, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto
10.43		Amendment to Credit Facility, dated as of December 7, 2007, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility
10.44		Waiver to Credit Facility, dated as of March 28, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility
10.45		Amendment and waiver to Credit Facility, dated as of April 10, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility
12.1		Statement regarding computation of ratio of earnings to fixed charges
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.