Form 10-Q
period 2008-04-30
UTi WORLDWIDE INC
filed 2008-06-09
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2008
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
Yes     ☑                    No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐                    No     ☑
At June 6, 2008, the number of shares outstanding of the issuer’s ordinary shares was 99,634,416.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended April 30, 2008

PART I.	Financial Information	1

Item 1.	Financial Statements (unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

PART II.	Other Information	39

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signatures		42
Exhibit Index		43
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

-i-

Part I. Financial Information
Item 1. Financial Statements
Consolidated Income Statements
For the three months ended April 30, 2008 and 2007
(in thousands, except share and per share amounts)

	Three months ended
	April 30,
	2008	2007
	(Unaudited)

Revenues	$1,188,147	$944,738

Freight consolidation costs	796,320	608,697
Staff costs	217,834	184,717
Depreciation and amortization	10,301	9,387
Amortization of intangible assets	3,102	1,985
Restructuring and impairments	6,036	—
Other operating expenses	130,622	108,534

Total operating expenses	1,164,215	913,320

Operating income	23,932	31,418
Interest income	3,191	2,206
Interest expense	(7,735)	(6,297)
Other income/(expense)	440	(368)

Pretax income	19,828	26,959
Provision for income taxes	5,489	7,967

Income before minority interests	14,339	18,992
Minority interests	(797)	(872)

Net income	$13,542	$18,120

Basic earnings per share	$0.14	$0.18
Diluted earnings per share	$0.13	$0.18

Number of weighted average shares used for per share calculations:
Basic shares	99,180,213	98,695,869
Diluted shares	100,617,409	100,209,000
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
As of April 30, 2008 and January 31, 2008
(in thousands, except share amounts)

	April 30,	January 31,
	2008	2008
	(Unaudited)

ASSETS
Cash and cash equivalents	$271,170	$289,141
Trade receivables (net of allowance for doubtful receivables of $17,441 and $16,356 as of April 30, 2008 and January 31, 2008, respectively)	948,676	865,019
Deferred income tax assets	20,774	18,768
Other current assets	93,045	79,207

Total current assets	1,333,665	1,252,135
Property, plant and equipment (net of accumulated depreciation of $140,116 and $135,859 as of April 30, 2008 and January 31, 2008, respectively)	158,676	154,123
Goodwill	545,532	537,429
Other intangible assets, net	78,030	80,432
Investments	3,104	2,765
Deferred income tax assets	19,022	17,311
Other non-current assets	31,486	30,481

Total assets	$2,169,515	$2,074,676

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$135,720	$113,199
Short-term bank borrowings	6,423	5,913
Current portion of long-term bank borrowings	33,333	33,333
Current portion of capital lease obligations	20,358	21,701
Trade payables and other accrued liabilities	866,712	817,058
Income taxes payable	18,407	12,622
Deferred income tax liabilities	4,999	5,030

Total current liabilities	1,085,952	1,008,856

Long-term bank borrowings	178,672	178,047
Capital lease obligations	27,609	30,612
Deferred income tax liabilities	35,627	38,063
Retirement fund obligations	4,531	4,287
Other non-current liabilities	21,397	19,322

Minority interests	21,611	21,289

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 99,517,068 and 99,414,963, shares issued and outstanding as of April 30, 2008 and January 31, 2008, respectively	439,603	435,355
Retained earnings	356,570	349,237
Accumulated other comprehensive loss	(2,057)	(10,392)

Total shareholders’ equity	794,116	774,200

Total liabilities and shareholders’ equity	$2,169,515	$2,074,676

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the three months ended April 30, 2008 and 2007
(in thousands)

	Three months ended
	April 30,
	2008	2007
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$13,542	$18,120
Adjustments to reconcile net income to net cash used in operations:
Share-based compensation costs, net	2,588	365
Depreciation and amortization	10,301	9,387
Amortization of intangible assets	3,102	1,985
Restructuring and impairments	6,036	—
Deferred income taxes	(5,247)	(363)
Tax benefit relating to exercise of stock options	126	42
Excess tax benefits from share-based compensation	(68)	(24)
(Gain)/loss on disposal of property, plant and equipment	(198)	29
Minority interest and other	901	(858)
Changes in operating assets and liabilities:
Increase in trade receivables	(77,054)	(44,287)
Increase in other current assets	(3,259)	(3,689)
Increase/(decrease) in trade payables	10,019	(24,096)
Increase in accrued liabilities and other liabilities	17,285	6,987

Net cash used in operating activities	(21,926)	(36,402)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,742)	(6,143)
Proceeds from disposal of property, plant and equipment	1,269	425
Decrease/(increase) in other non-current assets	990	(209)
Acquisitions and contingent earn-out payments	(421)	(3,666)
Other	(332)	(818)

Net cash used in investing activities	(10,236)	(10,411)

FINANCING ACTIVITIES:
Increase/(decrease) in bank lines of credit	18,656	(8,615)
Increase/(decrease) in short-term borrowings	262	(1,570)
Repayment of long-term bank borrowings	(6)	(26)
Repayment of capital lease obligations	(7,758)	(5,487)
Dividends to minority interests	(509)	—
Net proceeds from the issuance of ordinary shares	1,660	3,378
Excess tax benefits from share-based compensation	68	24

Net cash provided by/(used in) financing activities	12,373	(12,296)

Effect of foreign exchange rate changes on cash and cash equivalents	1,818	5,349

Net decrease in cash and cash equivalents	(17,971)	(53,760)
Cash and cash equivalents at beginning of period	289,141	278,408

Cash and cash equivalents at end of period	$271,170	$224,648

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three months ended April 30, 2008 and 2007 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of April 30, 2008 and January 31, 2008, the consolidated statements of income for the three months ended April 30, 2008 and 2007 and the consolidated statements of cash flows for the three months ended April 30, 2008 and 2007. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three months ended April 30, 2008 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2009 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.
All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.
Income Taxes
Income tax expense for the first quarter was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
With the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN No. 48) as of February 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount of tax benefit that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in management’s judgment occurs given the facts, circumstances and information available. The Company includes interest related to unrecognized income tax positions in interest expense and penalties in other operating expenses.
Segment Reporting
The Company changed its segment reporting in the fiscal 2009 first quarter to reflect the realignment of its management structure around its core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company’s new reportable business segments are Freight Forwarding and Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Corporate office expenses, eliminations, and various holding companies within the group structure have been presented separately. In conjunction with this change, certain costs that were previously presented separately are now recorded in the Freight Forwarding and Contract Logistics and Distribution segments. These changes and reclassifications had no effect on the Company’s reported earnings, or earnings per basic and diluted share. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131), all prior period segment information was reclassified to conform to this new financial reporting presentation.

See Note 5, “Segment Information” for additional information regarding the reorganization of the Company’s reportable segments.
Acquisitions
Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6,500 in cash. Effective October 8, 2007, the Company completed a merger agreement pursuant to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation in the Newlog Merger. The Company has accounted for these transactions in accordance with SEC Staff Accounting Bulletin (SAB) Topic 5H, Accounting for Sales of Stock by a Subsidiary. Accordingly, a gain of $3,156 was recorded in the consolidated income statement for the year ended January 31, 2008. This gain represents the excess of the fair value received pursuant to the Newlog Merger over the carrying amount of the wholly owned Israeli indirect subsidiary contributed. Effective October 16, 2007, the Company acquired certain assets and liabilities of Transclal Trade Ltd., an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $36,940 in cash. We refer to the Newlog Merger and the acquisition of certain assets and liabilities of Transclal Trade Ltd. as the Israel Acquisition. The allocation of the final purchase price to the acquired assets and assumed liabilities for the Israel Acquisition has not yet been finalized.
Effective September 6, 2007, we acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary) Limited and its subsidiaries, which we collectively refer to as CSC, for an initial cash payment of approximately $5,177 net of cash received. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. As a result of this acquisition the Company has increased its range of services to the pharmaceutical industry in South Africa. In addition to the initial payment and subject to certain regulations coming into effect within three to five years from the effective date of the acquisition, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8,000, based on a recalculation of CSC’s earnings from September 1, 2006 through the effective date of the acquisition.
Effective August 17, 2007, we acquired the remaining outstanding shares of our South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries Co-ordinated Materials Handling (Pty) Ltd. and UTi CMH Sub Assembly (Pty) Ltd., of which we had already owned 50%, for a total consideration of approximately $12,728.
The following table shows the supplemental pro-forma information as though the Company’s foregoing acquisitions had occurred as of February 1, 2007:

	Three months ended April 30,
			Diluted
		Net	earnings
	Revenues	income	per share *
2007:
As reported	$944,738	$18,120	$0.18
Acquisitions	31,984	1,974	0.02

Total	$976,722	$20,094	0.20

*	Diluted pro forma earnings per share were calculated using 100,209,000 diluted ordinary shares for the three months ended April 30, 2007.

Currency Translation
Included in other income/expense for the three months ended April 30, 2008 and 2007 are gains on foreign exchange of $440 and a loss of $368, respectively.
Concentration of Credit Risks and Other
The Company maintains its primary cash accounts with established banking institutions around the world as of April 30, 2008. The Company estimates that approximately $229,029 of these deposits was not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States.
Put and Call Options
In connection with the formation of the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty.) Limited, which we refer to as IHD, the Company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the Company in 2010. The Company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority partner equity, when the put option becomes exercisable. Amounts included in other non-current liabilities were $1,351 and $1,547 at April 30, 2008 and January 31, 2008, respectively.
Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog. Effective October 8, 2007, the Company completed a merger agreement pursuant to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation. In connection with the formation of the surviving corporation, the Company granted put and call options to the minority shareholder providing the shareholder with a right to put their 25% share of the surviving corporation to the Company, under certain circumstances, including a change in control of UTi and board deadlock. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority shareholder equity, if the put option becomes exercisable.
Reclassifications
Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. In accordance with SFAS No. 131 all prior period segment information has been reclassified to conform to the current presentation.
NOTE 2. Recent Accounting Pronouncements
In May 2008, The FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). While the effective date of this pronouncement has not yet been determined, the Company is currently assessing the impact SFAS No. 162 may have on its consolidated results of operations and financial position.
In April 2008, The FASB issued Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The Company adopted FSP 142-3 on February 1, 2008. The adoption of FSP 142-3 did not have a significant impact on the Company’s consolidated results of operations and financial position.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities; An amendment of FASB Statement No. 133, (SFAS No. 161). This Statement is intended to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and

Hedging Activities. SFAS No. 161, requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact SFAS No. 161 may have on its notes to consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160). This Statement amends ARB No. 51, Consolidated Financial Statements, (ARB No. 51) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the effect SFAS No. 160 may have on its consolidated results of operations and financial position.
In December 2007, the FASB issued SFAS No. 141 (SFAS No. 141(R)), Business Combinations. This Statement retained the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement, which is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications to Statement 141. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the effect SFAS No. 141(R) may have on its consolidated results of operations and financial position.
In June 2007, the FASB Emerging Issue Task Force (EITF) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (EITF No. 06-11). EITF No. 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in common stock. The amount recognized in common stock should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF No. 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning on February 1, 2008. The adoption of EITF No. 06-11 did not have a significant effect on the Company’s consolidated results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This Statement is effective for the Company on February 1, 2008. The Company adopted SFAS No. 159, at February 1, 2008, but did not elect fair value as an alternative as provided in the Statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. SFAS No. 157 is effective for the Company for fiscal years beginning February 1, 2008, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”) and FSP No. 157-2, Effective Date of FASB No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases (SFAS No. 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases. FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. For further information regarding SFAS No. 157, see Note 14, “Fair Value Disclosures.”
NOTE 3. Earnings per Share

	Three months ended
	April 30,
	2008	2007

Basic earnings per share:
Net income	$13,542	$18,120
Weighted average number of ordinary shares	99,180,213	98,695,869

Basic earnings per share	$0.14	$0.18

Diluted earnings per share:
Net income	$13,542	$18,120
Weighted average number of ordinary shares	99,180,213	98,695,869
Incremental shares required for diluted earnings per share related to stock options/restricted stock units (RSU)	1,437,196	1,513,131

Diluted weighted average number of ordinary shares	100,617,409	100,209,000

Diluted earnings per share	$0.13	$0.18

Cash dividends declared per share	$0.06	$0.06

There were options to purchase 1,537,238 and 282,877 ordinary shares outstanding for the three months ended April 30, 2008 and 2007, respectively, which were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the ordinary shares and were therefore not dilutive.

NOTE 4. Other Comprehensive Income

	Three months ended
	April 30,
	2008	2007

Net income	$13,542	$18,120
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	8,304	16,185
Amortization of unrecognized net pension loss	31	68

Comprehensive income	$21,877	$34,373

NOTE 5. Segment Information
As discussed above in Note 1, “Presentation of Financial Statements”, during the first quarter of fiscal 2009, the Company realigned its operations into the following reportable segments: Freight Forwarding and Contract Logistics and Distribution. Corporate office expenses, eliminations and various holding companies within the group structure have been presented separately. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. In accordance with SFAS No. 131, all prior period segment information was reclassified to conform to this new financial reporting presentation.

	Three months ended April 30, 2008
		Contract
	Freight	Logistics and
	Forwarding	Distribution	Corporate	Total

Revenues	$826,193	$361,954	$—	$1,188,147

Freight consolidation costs	650,524	145,796	—	796,320
Staff costs	99,171	116,252	2,411	217,834
Depreciation and amortization	3,812	6,406	83	10,301
Amortization of intangible assets	845	2,257	—	3,102
Restructuring and impairments	2,382	3,654	—	6,036
Other operating expenses	41,578	84,086	4,958	130,622

Total operating expenses	798,312	358,451	7,452	1,164,215

Operating income/(loss)	$27,881	$3,503	$(7,452)	23,932

Interest income				3,191
Interest expense				(7,735)
Other income				440

Pretax income				19,828
Provision for income taxes				5,489

Income before minority interests				14,339
Minority interests				(797)

Net income				$13,542

Capital expenditures	$4,493	$6,867	$2,637	$13,997

Segment assets at quarter-end	$1,221,168	$875,346	$73,001	$2,169,515

	Three months ended April 30, 2007
		Contract
	Freight	Logistics and
	Forwarding	Distribution	Corporate	Total

Revenues	$612,088	$332,650	$—	$944,738

Freight consolidation costs	474,516	134,181	—	608,697
Staff costs	77,545	104,018	3,154	184,717
Depreciation and amortization	3,203	6,145	39	9,387
Amortization of intangible assets	—	1,985	—	1,985
Restructuring and impairments	—	—	—	—
Other operating expenses	32,577	73,754	2,203	108,534

Total operating expenses	587,841	320,083	5,396	913,320

Operating income/(loss)	$24,247	$12,567	$(5,396)	31,418

Interest income				2,206
Interest expense				(6,297)
Other income				(368)

Pretax income				26,959
Provision for income taxes				7,967

Income before minority interests				18,992
Minority interests				(872)

Net income				$18,120

Capital expenditures	$5,356	$4,562	$2	$9,920

Segment assets at quarter-end	$740,402	$908,723	$37,316	$1,686,441

The following table shows the revenues attributable to the Company’s geographic regions. For segment reporting purposes by geographic region airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services including contract logistics services, are attributed to the country where the services are performed.

	Three months ended April 30,
	2008			2007
		Contract			Contract
	Freight	Logistics and		Freight	Logistics and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$282,233	$71,578	$353,811	$180,633	$58,873	$239,506
Americas	159,790	209,247	369,037	131,033	199,507	330,540
Asia Pacific	288,748	7,652	296,400	218,164	7,143	225,307
Africa	95,422	73,477	168,899	82,258	67,127	149,385

Total	$826,193	$361,954	$1,188,147	$612,088	$332,650	$944,738

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the three months ended April 30, 2008 are as follows:

		Contract
	Freight	Logistics and
	Forwarding	Distribution	Corporate	Total

Balance at February 1, 2008	$200,791	$336,638	$—	$537,429
Acquisitions and contingent earn-out payments	848	2,944	—	3,792
Foreign currency translation and other adjustments	(7,381)	11,692	—	4,311

Balance at April 30, 2008	$194,258	$351,274	$—	$545,532

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company will complete the required annual impairment test during the second quarter.
The amortizable intangible assets as of April 30, 2008 and January 31, 2008 relate primarily to the estimated fair value of the customer contracts and relationships acquired in respect of certain acquisitions. The carrying values of amortizable intangible assets as of April 30, 2008 and January 31, 2008 are as follows:

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of April 30, 2008:
Customer contracts and relationships	$93,214	$(24,758)	$68,456
Non-compete agreements	3,153	(2,624)	529
Other	2,700	(981)	1,719

Total	$99,067	$(28,363)	$70,704

As of January 31, 2008:
Client contracts and relationships	$92,496	$(21,984)	$70,512
Non-compete agreements	3,151	(2,557)	594
Other	2,701	(720)	1,981

Total	$98,348	(25,261)	73,087

Amortization expense totaled $3,102 and $1,985 for the three months ended April 30, 2008 and 2007, respectively. The following table shows the expected amortization expense for these intangible assets for the current and each of the next four fiscal years ending January 31,

2009	$12,271
2010	11,604
2011	11,356
2012	10,398
2013	9,137

In addition to the amortizable intangible assets, the Company also had $7,326 and $7,345 of intangible assets not subject to amortization as of April 30, 2008 and January 31, 2008, respectively, related to trademarks acquired primarily with International Healthcare Distributors (Pty.) Limited.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental cash flow information and supplemental non-cash investing financing activities:

	Three months ended
	April 30,
	2008	2007

Net cash paid for:
Interest	$4,935	$3,273
Income taxes	5,896	4,594
Non-cash activities:
Capital lease obligations incurred to acquire assets	2,861	3,777
Liability incurred for acquisition earn-out payments	3,475	—
Dividends declared	6,208	6,018
Adjustment to initially adopt FIN No. 48	—	9,370
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
NOTE 8. Contingencies
From time to time, claims are made against us or we may make claims against others, including in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from engaging in certain activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on our consolidated results of operations for that period or future periods. As of the date of these consolidated financial statements, we are not a party to any material litigation except as described below.
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $12,773 based on exchange rates as of April 30, 2008.
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $14,783, based on exchange rates as of April 30, 2008.
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
In June 2007, we responded to a grand jury subpoena requesting documents in connection with United States Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the international freight forwarding and cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials in connection with its investigation of the international freight forwarding and cargo transportation industry. We believe we are a subject of the U.S. DOJ investigation.
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
We have incurred, and we expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ or any other regulatory body concludes that the Company has engaged in anti-competitive behavior, the Company could incur significant additional legal fees and other costs, which could include fines and/or penalties, which may be material to our consolidated financial statements.
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
The components of net periodic pension cost for the Company’s defined benefit plans consists of:

	Three months ended
	April 30,
	2008	2007

Service cost	$216	$440
Interest cost	581	590
Expected return on assets	(573)	(528)
Amortization of unrecognized net loss	44	100

Net periodic defined benefit pension cost	$268	$602

For the three months ended April 30, 2008, the Company contributed approximately $177 to its defined benefit pension plans.
NOTE 10. Share-Based Compensation
The Company has five share-based compensation plans, which are more fully described in Note 14 to the Consolidated Financial Statements in its 2008 Annual Report on Form 10-K for the year ended January 31, 2008. Under the plans, the Company has the ability to grant stock options, restricted stock, restricted share units (“RSUs”), stock bonuses, stock appreciation rights or performance units. Under the 2000 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s stock at 85% of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25. Under the 2004 Long-Term Incentive Plan (LTIP), the Company may grant non-qualified stock options, share appreciation rights, restricted stock, RSUs, deferred share units, and performance based awards to employees. Under the 2004 Directors Share Incentive Plan, the Company may grant non-qualified stock options, share appreciation rights, restricted stock, RSUs, and deferred share units. The Company no longer grants awards under the 2000 Stock Option Plan and the Non-Employee Directors Share Option Plan. Vesting of these awards occurs over different periods, depending on the terms of the individual award, however expenses relating to these awards are all recognized on a straight line basis over the applicable vesting period.
Share-Based Compensation Activity
A summary of the employee share-based compensation activity for the three months ended April 30, 2008 is as follows:

	2004 LTIP				2000 Stock Option Plan

		Weighted		Weighted		Weighted
	Shares	average	Restricted	average	Shares	average
	subject to	exercise	share	grant date	subject to	exercise
	stock options	price	units	fair value	stock options	price

Outstanding balance at January 31, 2008	1,916,789	$21.07	753,571	$23.51	1,993,914	$6.75
Granted	79,390	19.70	613,804	19.68	—	—
Exercised/vested	(7,500)	16.64	(22,175)	18.99	(79,874)	7.62
Cancelled/forfeited	(92,614)	23.65	(20,975)	24.46	(10,800)	8.26

Outstanding balance at April 30, 2008	$1,896,065	$20.90	$1,324,225	$21.74	1,903,240	$6.71

The Company also grants performance share awards to certain employees, which are awards of restricted share units that only vest if the Company meets minimum performance targets (the “Performance Shares”). If at the end of each 3 year period, the Company’s performance falls between the minimum and maximum targets, a percentage of the Performance Shares ranging from 0% to 150% will vest depending on the performance achieved. If the Company does not achieve the minimum performance target, none of the Performance Shares will be issued.
A summary of the non-employee share-based compensation activity for the three months ended April 30, 2008 is as follows:

2004
	Directors Incentive Plan		Directors Option Plan
		Weighted	Shares	Weighted
	Restricted	average	subject to	average
	share	grant date	stock	exercise
	units	fair value	options	price

Outstanding balance at January 31, 2008	13,968	$27.71	108,000	$9.59

Outstanding balance at April 30, 2008	13,968	$27.71	108,000	$9.59

In connection with its share-based compensation plans, the Company recorded approximately $2,588 and $365, of share-based compensation expense for the three months ended April 30, 2008 and April 30, 2007, respectively. As of April 30, 2008, the Company had approximately $25,835 of total unrecognized compensation related to share-based compensation to be expensed over the period through April 2013.
NOTE 11. Borrowings
The Company has various credit and guarantee facilities, including a global credit facility (refer to discussion below). At April 30, 2008, these facilities totaled approximately $369,366. The Company’s borrowing capacities totaled approximately $199,849. Borrowings under these facilities totaled approximately $147,725 as of April 30, 2008 and we had approximately $52,124 of available, unused borrowing capacity. At April 30, 2008, the Company’s guarantee facilities totaled approximately $169,517.
The purpose of these facilities is to provide the Company with working capital, customs bonds and guarantees and funds for general corporate purposes. Due to the global nature of the Company, a number of financial institutions are utilized to provide the above mentioned facilities.
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
The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $150,000. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of April 30, 2008, the borrowings and guarantees under the Global Facility totaled approximately $146,957 represented by borrowings of $145,330 and outstanding guarantees of $1,627 and we had approximately $3,043 of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding those companies registered in South Africa.

The South African Facility consists of a credit facility in the amount of $100,000. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. As of April 30, 2008, the borrowings and guarantees under the South African Facility totaled approximately $50,919 represented by borrowings of $2,395 and outstanding guarantees of $48,523 and we had approximately $49,081 of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.
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
On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (Senior Notes) under a note purchase agreement (Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. Proceeds from the issuance of the Senior Notes were used to pay off a then outstanding short term bridge facility and a portion of the then outstanding lines of credit. The Senior Notes mature on July 13, 2011. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including July 13, 2011. The Company’s obligations under the Senior Notes and Note Purchase Agreement are guaranteed by the Company and selected subsidiaries.
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
In the fourth quarter of fiscal 2008, we entered into amendments to each of the Facility Agreement and the Note Purchase Agreement to increase the amount available for our capital lease facilities from $40.0 million to $90.0 million, effective October 31, 2007. During the first quarter of fiscal 2009, we entered into an amendment to the Facility Agreement further increasing the amount available for our operating rental expenses from $120.0 million to $165.0 million per annum and amending certain other provisions and obtained two waivers, waiving certain covenants, including non-financial covenants relating to collective bargaining agreements and a requirement that certain local working capital facilities be guaranteed under the Global Facility. As of April 30, 2008, we were in compliance with the covenants in the Note Purchase Agreement and the covenants in the Facility Agreement.

NOTE 12. Uncertain Tax Positions
The Company adopted the provisions of FIN No. 48 on February 1, 2007. A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain
	Tax
	Positions	Interest

Balance at January 31, 2008	$9,944	$1,194
Interest	—	257
Foreign currency translation adjustments	125	15

Balance at April 30, 2008	$10,069	$1,466

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $7,934 as of April 30, 2008. The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which we are subject.
In the United States, the Company’s subsidiary federal income tax returns for the years ended January 31, 2006 and 2005 are currently under review by the Internal Revenue Service. In addition, our previously filed tax returns are under review in various other countries in which we operate. As of April 30, 2008, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next twelve months.
The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which we are subject.
NOTE 13. Restructuring and Impairments
During the fourth quarter of fiscal 2008, the Company initiated several changes in operations and incurred related restructuring and impairment charges. For the year ended January 31, 2008, the charges included for asset impairments, employee severance benefits, and other exit costs were $3,485, $2,483, and $2,428, respectively. For the quarter ended April 30, 2008, the charges included for asset impairment, employee severance and termination costs, and contract termination and other costs were $293, $3,164, and $2,579, respectively. As of April 30, 2008, the Company has initiated all activities under this plan.
Asset impairments
Amounts included in the provision for asset impairments for the three months ended April 30, 2008, were $292 and $1 for Contract Logistics and Distribution and corporate, respectively. There was no provision for Freight Forwarding for the three months ended April 30, 2008. Asset impairments primarily relate to the cancellation of various long-term initiatives, such as the development of certain industry verticals and information technology costs.

Employee severance benefits
Amounts included in charges for employee severance benefits expense for the three months ended April 30, 2008 are as follows:

	Balance at	Amounts		Balance at
	January 31,	charged	Settlements	April 30,
	2008	to expense	and other	2008

Freight Forwarding	$843	$2,375	$(2,478)	$740
Contract Logistics and Distribution	998	789	(234)	1,553
Corporate	642	—	(642)	—

Total	$2,483	$3,164	$(3,354)	$2,293

Employee severance benefits are primarily related to the realignment of corporate and regional functions to reduce overhead costs. A total of approximately 580 employees have been terminated or have been given notice of termination. These staff reductions are primarily the result of the exit of the Company’s retail distribution business in Africa, the surface distribution operation of the Company’s Integrated Logistics business in the Americas and streamlining operations and other selected non-core underperforming operations.
Other exit costs
Amounts included in charges for other exit costs for the three months ended April 30, 2008 are as follows:

	Balance at	Amounts		Balance at
	January 31,	charged	Settlements	April 30,
	2008	to expense	and other	2008

Freight Forwarding	$158	$6	$(6)	$158
Contract Logistics and Distribution	2,270	2,572	(1,000)	3,842
Corporate	—	1	—	1

Total	$2,428	$2,579	$(1,006)	$4,001

Other exit costs are primarily related to exiting the contract logistics operation in the Americas, as well as certain exit costs related to the exit of the Company’s retail distribution business in Africa and the surface distribution operation of the Company’s Integrated Logistics business in the Americas.
The Company expects that substantially all amounts provided for in accrued liabilities as of April 30, 2008, will be settled during the second quarter of fiscal 2009.
NOTE 14. Fair Value Disclosures
The Company measures the fair value of certain assets and liabilities on a recurring basis based upon a fair value hierarchy in accordance with SFAS No. 157, as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market data, including quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves; and

•	Level 3 — Unobservable data reflecting the Company’s own assumptions, where there is little or no market activity for the asset or liability.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	April 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$271,170	$271,170	$—	$—
Forward exchange contracts	43,857	—	43,857	—
Other	376	—	—	376

Total	$315,403	$271,170	$43,857	$376

Liabilities
Forward exchange contracts	$7,665	$—	$7,665	$—
Put options and other	2,376	—	—	2,376

Total	$10,041	$—	$7,665	$2,376

The following methods were used to measure the fair value of assets and liabilities:
Forward Exchange Contracts — The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore are classified as Level 2.
Other — Other financial assets and liabilities utilizing Level 3 inputs include minority put options granted to certain of the Company’s minority partners. These put options do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally, employing the use of valuation specialists, based on the difference between the estimated strike price, and the estimated fair value of the minority partner equity, when the put options become exercisable.
The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended April 30, 2008:

	Assets	Liabilities

Beginning balance at February 1, 2008	$—	$1,532
Net realized and unrealized gains / losses included in earnings	—	(55)
Additions	376	899
Transfers in and/or out of Level 3	—	—

Ending balance at April 30, 2008	$376	$2,376

In November 2007, the FASB proposed a one-year deferral of SFAS No. 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is currently evaluating the impact of adopting SFAS No. 157 for assets and liabilities measured on a nonrecurring basis on its results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “UTI” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.
Overview
We are an international, non-asset-based supply chain services and solutions company that provides airfreight and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services. The company serves its customers through a worldwide network of freight forwarding offices, and contract logistics and distribution centers.
The company’s operations are principally managed by core business operations. As discussed in Note 1, “Presentation of Financial Statements”, in our consolidated financial statements included in this quarterly report, during the first quarter of fiscal 2009, we realigned our operations into the following reportable segments: Freight Forwarding and Contract Logistics and Distribution. Corporate office expenses, eliminations, and various holding companies within the group structure have been presented separately. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. There were no other changes to the corporate segment and these changes had no effect on the company’s reported earnings per basic and diluted share. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131), all prior period segment information was reclassified to conform to this new financial reporting presentation.
Freight Forwarding Segment. As a freight forwarder, we conduct business as an indirect carrier for our clients or occasionally as an authorized agent for an airline or ocean carrier. We typically act as an indirect carrier with respect to shipments of freight unless the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments. In such situations, we usually forward the freight as an agent of the direct carrier.
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
As part of our freight forwarding services, we provide customs brokerage services in the U.S. and most of the other countries in which we operate. Within each country, the rules and regulations vary, along with the level of expertise that is required to perform the customs brokerage services. We provide customs brokerage services in connection with a majority of the shipments which we handle as both an airfreight and ocean freight forwarder. We also provide customs brokerage services in connection with shipments forwarded by our competitors. In addition, other companies may provide customs brokerage services in connection with the shipments which we forward.
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

We believe that for the Freight Forwarding segment, net revenue (the term used by the company to describe revenue less freight consolidation costs) is a better measure of growth in our freight forwarding business than revenue because our revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Revenue derived from freight forwarding generally is shared between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only commissions and fees earned by us and is substantially similar to net revenue for the Freight Forwarding segment in this respect.
Contract Logistics and Distribution Segment. Our contract logistics services primarily relate to the value-added warehousing and subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business.
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
The Contract Logistics and Distribution segment includes the distribution operations in South Africa, previously reported under Freight Forwarding, as this operation has evolved from an air express to a road distribution business over the last few years.
In contrast to the Freight Forwarding segment, we believe revenue is a better measure of the growth in our contract logistics and distribution business because this segment does not incur carrier costs (and related fuel surcharges) in the same manner as freight forwarding, and freight consolidation costs under this segment primarily relate to the truck brokerage operation in the United States.
A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than freight consolidation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.
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
We are undertaking a large scale IT development project which we refer to as “4asONE.” This project is aimed at establishing a single system and set of global processes for our freight forwarding business and global financial management and is designed to increase efficiency through the adoption of new technologies, the alignment of processes within our company and other measures. The project, currently in the beginning stages of design and deployment, is going to be phased in over a period of years with development expected to commence during fiscal year 2010 and continue through fiscal 2012. Through fiscal year 2012, we expect the costs of the 4asONE project to ramp up over time to a current estimated total of approximately $83.0 million. As with any significant IT development program, we face various challenges and risks with regard to our 4asONE project, including risks associated with cost increases and changes to our anticipated cost structure, technical difficulties and delays associated with the development and implementation of 4asONE. In addition, the anticipated benefits from this project may not materialize when or how as we expect.
Termination Notice
As previously disclosed, effective March 1, 2008, Wal*Mart terminated its outsourcing agreement with us for its warehouse facility in Baytown, Texas. We project that the loss of this contract will result in a loss of revenues of approximately $45 million per year and a corresponding reduction in related costs of approximately $40 million per year.
Effect of Foreign Currency Translation on Comparison of Results
Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes will be affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower revenues reported; however, as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect will occur if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net book value of our assets. We cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.
Acquisitions
Acquisitions affect the comparison of our results between periods prior to when acquisitions are made and to the comparable periods in subsequent years, depending on the date of acquisition (e.g., acquisitions made on February 1, the first day of the first quarter of our fiscal year, will only affect a comparison with the prior year’s results and will not affect a comparison to the following year’s results). The results of acquired operations are included in our consolidated financial statements from the dates of their respective acquisitions. We consider the operating results of an acquired company during the first twelve months following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be “organic growth.”
Acquisitions that we completed on or after February 1, 2007 affect the comparison of our operating results between the first quarter of fiscal 2009 versus the comparable prior-year period.
Effective September 20, 2007, the company acquired 50% of the issued and outstanding shares of Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6.5 million in cash. Effective October 8, 2007, the company completed a merger agreement to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the company owns 75% of the shares of the surviving corporation in the Newlog Merger. The company has accounted for these transactions in accordance with SAB 51. Effective October 16, 2007, the company acquired certain assets and liabilities of Transclal Trade Ltd., an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $36,940 in cash. We refer to the Newlog Merger and the acquisition of certain assets and liabilities of Transclal Trade Ltd., as the Israel Acquisition.

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
Effective November 17, 2006, we acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span, for an initial cash payment of approximately $22.0 million. Span, headquartered in Markham, near Toronto, Ontario, Canada, is a value-added provider of integrated and customized supply chain management solutions, primarily in North America. The initial purchase price was also subject to a working capital adjustment. In addition to the initial payment, the terms of the acquisition agreement provide for an additional payment of up to a maximum of $28.0 million, less any working capital adjustment based on the performance of Span for the fiscal year ended January 31, 2008. We made the final earn-out payment of $27.2 million in May 2008.
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

Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan, anticipated changes in certain tax benefits, anticipated costs associated with the 4asOne project, the anticipated outcome of litigation, and the anticipated impact of various cost reduction efforts. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to economic conditions that are adversely affecting trade volumes; our clients’ demand for our services; the impact of cost reduction measures recently undertaken by the company and the amount and timing of the expected benefits from such measures, including expected severance costs and dispositions of existing operations in connection therewith; integration risks associated with acquisitions; the ability to retain client and management of acquisition targets; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of, the ongoing publicly announced U.S. Department of Justice and other governmental investigations into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies and of the realignment of the company’s executive management structure; disruptions caused by epidemics, conflicts, wars and terrorism; and the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed with the SEC (together with any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results of operations for the three months ended April 30, 2008 (which we refer to as the first quarter of fiscal 2009) compared to the three months ended April 30, 2007 (which we refer to as the first quarter of fiscal 2008). The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2008, which are included in our annual report on Form 10-K for the year ended January 31, 2008, on file with the Securities and Exchange Commission (SEC). Our consolidated financial statements included in this report, have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
Segment Operating Results
The company’s operations are principally managed by core business operations. As discussed above in Note 1 “Presentation of Financial Statements” of our Notes to Consolidated Financial Statements, our operations are broken into the following reportable segments: Freight Forwarding and Contract Logistics and Distribution. Corporate office expenses, eliminations and various holding companies within the group structure have been presented separately. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. In accordance with SFAS No. 131, all prior period segment information was reclassified to conform to this new financial reporting presentation.
In line with our management re-organization certain costs previously reported as part of the corporate segment are now allocated to the operating segments directly. The remaining corporate costs are those that are not specifically attributable to either operating segment.
All comparative figures have been re-classified to reflect the above changes.

	Three months ended April 30, 2008
		Contract
	Freight	Logistics and
	Forwarding	Distribution	Corporate	Total

Revenues	$826,193	$361,954	$—	$1,188,147

Freight consolidation costs	650,524	145,796	—	796,320
Staff costs	99,171	116,252	2,411	217,834
Depreciation and amortization	3,812	6,406	83	10,301
Amortization of intangible assets	845	2,257	—	3,102
Restructuring and impairments	2,382	3,654	—	6,036
Other operating expenses	41,578	84,086	4,958	130,622

Total operating expenses	798,312	358,451	7,452	1,164,215

Operating income/(loss)	$27,881	$3,503	$(7,452)	$23,932

	Three months ended April 30, 2007
		Contract
	Freight	Logistics and
	Forwarding	Distribution	Corporate	Total

Revenues	$612,088	$332,650	$—	$944,738

Freight consolidation costs	474,516	134,181	—	608,697
Staff costs	77,545	104,018	3,154	184,717
Depreciation and amortization	3,203	6,145	39	9,387
Amortization of intangible assets	—	1,985	—	1,985
Restructuring and impairments	—	—	—	—
Other operating expenses	32,577	73,754	2,203	108,534

Total operating expenses	587,841	320,083	5,396	913,320

Operating income/(loss)	$24,247	$12,567	$(5,396)	$31,418

Our Freight Forwarding revenues for the first quarter of fiscal 2009 increased by $214.1 million, or 35% to $826.2 million over the first quarter of fiscal 2008 revenue of $612.1 million. The increase in revenue is attributable primarily to organic growth from both new and existing clients, resulting in increases in volumes in both airfreight and ocean freight over the comparable period of fiscal 2008. The increase in revenue was to a lesser degree due to the increase in fuel surcharges for both airfreight and ocean freight, the impact of acquisitions made after the first quarter of fiscal 2008 and to favorable currency exchange rates when reported in US dollars.
Our Freight Forwarding net revenues (revenues less freight consolidation costs) for the first quarter of fiscal 2009 increased by $38.1 million, or 28% to $175.7 million over the first quarter of fiscal 2008 net revenue of $137.6 million. The increase in net revenue is attributable primarily to organic growth from both new and existing clients, resulting in increases in volumes in both airfreight and ocean freight over the comparable period of fiscal 2008. The increase in net revenue was to a lesser degree due to the impact of acquisitions made after the first quarter of fiscal 2008 and to favorable currency exchange rates when reported in US dollars.
Staff costs in the Freight Forwarding segment also increased 28% in the first quarter of fiscal 2009 to $99.2 million from $77.5 million in the fiscal 2008 first quarter. This increase was primarily due to resources required to handle the increased volumes, as well as from our Israel Acquisition in October 2007.
Other operating costs increased in line with staff costs, by 28% to $41.6 million in the first quarter of fiscal 2009, from $32.6 million in the corresponding prior year quarter. These increases were in line with the increase in business and additional facility requirements to service the higher volumes.
The operating margin based on net revenue for Freight Forwarding for the first quarter of fiscal 2009, excluding restructuring costs of $2.4 million, was 17.2% compared to 17.6% in the first quarter of fiscal 2008.
Our Contract Logistics and Distribution segment reported revenues of $362.0 million in the first quarter of fiscal 2008 compared to $332.7 million in the corresponding quarter, an increase of 9%. This growth was primarily due to organic growth from new and existing clients, and to a lesser extent to acquisitions made after the first quarter of fiscal 2008. The rate of growth was affected by the loss of revenues from Wal*Mart from March 2008, the closing of our retail distribution operation in South Africa from the beginning of the fiscal 2008 first quarter and the trucking division of UTi Integrated Logistics at the end of the quarter.
Staff costs in the Contract Logistics and Distribution segment increased 12% in the first quarter of fiscal 2009 to $116.3 million from $104.0 million in the fiscal 2008 first quarter. This increase was primarily due to new contract logistics operations as a result of the increase in revenues, as well as temporary resources in certain operations to assist with higher volumes, as well as to our acquisition of CSC in September 2007.
Other operating costs increased, by 14% to $84.1 million in the first quarter of fiscal 2009, from $73.8 million in the corresponding prior year quarter. The increase was primarily due to costs associated with the increase in revenues as well as our acquisition of CSC.
The operating profit in this segment was further impacted by a number of items. These include $1.1 million associated with ongoing administrative expenses and other “wind-down” costs with respect to the above mentioned operations which were not recorded as restructure charges.

There are two underperforming operations, one in EMENA and the other in Africa, which reported a combined loss of $4.0 million. Included in this amount is $1.0 million for potential claims from the client due to prior performance issues. Both these operations provide services to significant freight forwarding clients in addition to contract logistics and distribution and steps have already been taken to fix these underperforming operations.
The corporate segment includes an amount of $2.5 million related to costs incurred by the company as a result of the U.S. Department of Justice’s (U.S. DOJ) publicly announced investigation into the pricing practices of the international freight forwarding and cargo transportation industry and other related investigations and lawsuits.
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. Our revenues and net revenues and operating income by operating segment for the fiscal periods ended April 30, 2008 and 2007, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended April 30,
	2008			2007
		Contract			Contract
	Freight	Logistics and		Freight	Logistics and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$282,233	$71,578	$353,811	$180,633	$58,873	$239,506
Americas	159,790	209,247	369,037	131,033	199,507	330,540
Asia Pacific	288,748	7,652	296,400	218,164	7,143	225,307
Africa	95,422	73,477	168,899	82,258	67,127	149,385

Total	$826,193	$361,954	$1,188,147	$612,088	$332,650	$944,738

	Change to three months ended April 30, 2008
	from three months ended April 30, 2007
	Amount			Percentage
		Contract			Contract
	Freight	Logistics and		Freight	Logistics and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$101,600	$12,705	$114,305	56%	22%	48%
Americas	28,757	9,740	38,497	22	5	12
Asia Pacific	70,584	509	71,093	32	7	32
Africa	13,164	6,350	19,514	16	9	13

Total	$214,105	$29,304	$243,409	35%	9%	26%

	Three months ended April 30,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$69,626	$42,713	$112,339	$45,691	$30,161	$75,852
Americas	41,522	115,422	156,944	37,715	114,615	152,330
Asia Pacific	41,661	5,134	46,795	35,299	4,970	40,269
Africa	22,860	52,889	75,749	18,867	48,723	67,590

Total	$175,669	$216,158	$391,827	$137,572	$198,469	$336,041

	Change to three months ended April 30, 2008
	from three months ended April 30, 2007
	Amount			Percentage
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$23,935	$12,552	$36,487	52%	42%	48%
Americas	3,807	807	4,614	10	1	3
Asia Pacific	6,362	164	6,526	18	3	16
Africa	3,993	4,166	8,159	21	9	12

Total	$38,097	$17,689	$55,786	28%	9%	17%

All the geographical areas reported improvements in revenue and net revenue for the first quarter of fiscal 2009 when compared to the corresponding prior year periods.
EMENA showed improvements in revenues for the first quarter of fiscal 2009 versus the comparable prior year period primarily due to organic growth in air and ocean freight forwarding and other revenues. These were driven primarily by higher shipment volumes and increased net revenue per shipment in air during the first quarter of fiscal 2009 compared to the comparable prior year period. Increases were also recorded in our contract logistics revenues during the first quarter of fiscal 2009 compared to the corresponding prior year period. Our Israel Acquisition, which closed late in fiscal 2008 contributed to the increases in revenues in EMENA and favorable currency translation represented approximately 18% of the total percentage increase in both revenue and net revenue, respectively, in this region.
The increases in revenues in the Americas for the first quarter of fiscal 2009 as compared to the comparable prior year period were primarily due to organic growth in revenues in airfreight, ocean freight and contract logistics services. The increases were driven by higher shipment volumes and slightly improved air net revenue per shipment during the first quarter of fiscal 2009 compared to the comparable prior year period. Increases in revenues in contract logistics for the first quarter of fiscal 2009 as compared to the comparable prior year period were primarily due to organic growth resulting from a number of new contracts entered into after the first quarter of fiscal 2008. The increase in contract logistics net revenues in the first quarter of fiscal 2009 were partially offset from declines in our distribution net revenues from certain components of our Market Transport Services operations as a result of the continued softness in the U.S. domestic trucking environment. We do not expect net revenues from our Market Transport Services operations to increase significantly for the remainder of fiscal 2009 as a result of the current conditions in the

U.S. domestic trucking market. As previously discussed, during the first quarter of fiscal 2009 we exited a niche trucking and distribution business which operated primarily in the southeast of the United States, and accordingly, will experience a loss of revenues from this exited business.
Revenues in Asia Pacific increased during the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008 primarily due to organic growth in air and ocean freight and increased air freight net revenue per shipment. Air yields out of Asia Pacific remain under pressure due to the continued increase in aviation fuel prices, the reduction in airfreight capacity from China and the appreciation of the Chinese Renminbi against the US Dollar.
The increases in revenues in Africa during the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008 resulted primarily from organic growth in contract logistics services due to increased business volumes and, to a lesser extent, to increased levels of business for both our air and ocean freight forwarding in this region. At the beginning of the quarter we exited a specialized distribution business in South Africa and the resultant loss of revenues from this operation has partially diminished the reported growth in the first quarter of fiscal 2009.
The following table shows the revenues and freight consolidation costs attributable to the company’s principal services.

	Three months ended
	April 30,
	2008	2007

Revenues:
Airfreight forwarding	$449,790	$318,739
Ocean freight forwarding	293,503	232,290
Customs brokerage	28,243	21,883
Contract logistics	164,803	141,515
Distribution	149,379	144,256
Other	102,429	86,055

Total	$1,188,147	$944,738

Freight consolidation costs:
Airfreight forwarding	$361,441	$248,495
Ocean freight forwarding	248,665	195,315
Customs brokerage	1,530	725
Contract logistics	20,873	19,774
Distribution	105,357	93,741
Other	58,454	50,647

Total	$796,320	$608,697

The following table shows our revenues, freight consolidation costs and other operating expense for the periods presented, expressed as a percentage of revenues.

	Three months ended
	April 30,
	2008	2007

Revenues:
Airfreight forwarding	38%	34%
Ocean freight forwarding	25	25
Customs brokerage	2	2
Contract logistics	14	15
Distribution	12	15
Other	9	9

Total revenues	100	100

Freight consolidation costs:
Airfreight forwarding	30%	26%
Ocean freight forwarding	21	21
Customs brokerage	*	*
Contract logistics	2	2
Distribution	9	10
Other	5	5

Total freight consolidation costs	67	64

Staff costs	18	20
Depreciation and amortization	1	1
Amortization of intangible assets	*	*
Restructuring and impairments	1	*
Other operating expenses	11	12

Total operating expenses	98	97

Operating income	2	3
Interest income	*	*
Interest expense	(1)	(1)
Other income	*	*

Pretax income	2	3
Provision for income taxes	*	1

Income before minority interests	1	2
Minority interests	*	*

Net income	1%	2%

*	Less than one percent.
Three months ended April 30, 2008 compared to three months ended April 30, 2007
Revenues increased $243.4 million, or 26%, to $1.2 billion for the first quarter of fiscal 2009, compared to $944.7 million for the corresponding prior year quarter. The increase in revenue resulted primarily from organic growth in all service lines, as well as contributions from acquisitions made after the first quarter of fiscal 2008. We estimate that these acquisitions contributed to $23.4 million of the increase. In addition, we benefited from favorable currency exchange rates when compared to the US Dollar.
Freight consolidation costs increased $187.6 million, or 31% to $796.3 million for the first quarter of fiscal 2009 compared to the corresponding first quarter of fiscal 2008. The increases were primarily due to carrier costs as a result of higher volumes being transported when compared to the prior year quarter as well as increases in fuel costs and fuel surcharges from carriers. The increase in freight consolidation costs was, to a lesser extent, due to acquisitions made after the first quarter of fiscal 2008 as well as the impact of the weaker US dollar when converting to US dollars for reporting purposes.
Net revenue increased $55.8 million, or 17%, to $391.8 million for the first quarter of fiscal 2009 compared to $336.0 million for the first quarter of fiscal 2008. Our net revenue increase resulted primarily from organic growth from operations in both operating segments totaling approximately $29.2 million, and contributions of approximately $11.0 million from our acquisitions made late in fiscal 2008.

Airfreight forwarding revenue increased $131.1 million, or 41% to $449. 8 million for the first quarter of fiscal 2009, compared to $318.7 million for the first quarter of fiscal 2008. Airfreight forwarding net revenue increased $18.1 million, or 26%, to $88.3 million for the first quarter of fiscal 2009 compared to $70.2 million for the corresponding prior year period. These increases resulted primarily from organic growth in EMENA, Americas and Asia Pacific due to higher airfreight shipment volumes and increased net revenue per shipment across the network, which resulted in higher airfreight forwarding net revenue during the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008. Overall airfreight yields declined in the first quarter of fiscal 2009 to 19.6% compared to 22.0% for the corresponding prior year period. The increase in fuel surcharges during the first quarter accounted for approximately 170 basis points of this decline. The balance of the decline was driven by market pricing pressures, mainly in EMENA.
Ocean freight forwarding revenues increased $61.2 million, or 26% for the first quarter of fiscal 2009 to $293.5 million compared to $232.3 million in the corresponding prior year quarter. Ocean freight forwarding net revenue increased $7.9 million, or 21%, to $44.8 million for the first quarter of fiscal 2009 compared to $37.0 million for the first quarter of fiscal 2008. This increase was due primarily to organic growth in all of our segments that provide ocean freight forwarding services, which growth was particularly noticeable in the EMENA segment. This increase was generally a result of higher ocean freight shipment volumes during the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008. Ocean freight yields for the quarter reduced to 15.3% from 15.9% for the corresponding prior year quarter. Fuel surcharges were the primary reason for this reduction and we estimate that without the increase in fuel surcharges since the prior year comparable quarter, ocean freight yields for first quarter of fiscal 2008 would have increased by approximately 30 basis points over the fiscal 2008 first quarter.
Customs brokerage revenues increased by $6.4 million to $28.2 million from the corresponding prior year quarter of $21.9 million, an increase of 29%. Customs brokerage net revenue increased $5.6 million, or 26%, to $26.7 million for the first quarter of fiscal 2009 compared to $21.2 million for the corresponding prior year period. This increase was primarily due to our Israel Acquisition and organic growth in our EMENA and Asia Pacific regions.
Contract logistics revenues increased by $23.3 million to $164.8 million for the first quarter of fiscal 2009. This was an increase of 16% over the prior year period total of $141.5 million. Contract logistics net revenue increased $22.2 million, or 18%, to $143.9 million for the first quarter of fiscal 2009 compared to $121.7 million for the first quarter of fiscal 2008. This increase resulted primarily from organic growth in all of our segments, primarily in the EMENA and Africa regions.
Distribution revenues increased 4%, or $5.1 million to $149.4 million for the first quarter of fiscal 2009 over the prior year first quarter of $144.3 million. Distribution net revenue decreased $6.5 million, or 13%, to $44.0 million for the first quarter of fiscal 2009 compared to $50.5 million for the first quarter of fiscal 2008. This decrease was primarily due to weakness in certain components of our Market Transport Services operations as a result of the soft U.S. domestic trucking environment, as well as the impact of the closure of a specialized distribution operation in South Africa at the beginning of the fiscal 2009 first quarter.
Other revenues increased $16.4 million to $102.4 million for the fiscal 2009 first quarter from $86.1 million for the corresponding prior year quarter, an increase of 19%. Other net revenue, which includes revenue from our other supply chain management services including transportation management, increased $8.6 million, or 24%, to $44.0 million for the first quarter of fiscal 2009 compared to $35.4 million for the first quarter of fiscal 2008. The increase is primarily attributable to organic growth in our Africa, EMENA and Americas regions.
Staff costs increased $33.1 million, or 18%, to $217.8 million for the first quarter of fiscal 2009 from $184.7 million for the corresponding prior year period. The increase is primarily due to additional resources to service the increase in business activity, particularly in EMENA and to additional personnel from our acquisitions made after the first quarter of fiscal 2008. The total staff cost of $217.8 million is consistent with the sequential fourth quarter of fiscal 2008, reflecting the impact of the headcount reduction action taken over the last few months.

Depreciation and amortization expense increased by $0.9 million, or 10%, to $10.3 million for the first quarter of fiscal 2009 over the first quarter of fiscal 2008 of $9.4 million primarily due to increases in capital spending for computer equipment and fixtures and fittings. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenue in the first quarter of fiscal 2009 and 2008.
Restructuring costs of $6.0 million related to the reduction in headcount and exiting of certain underperforming operations were incurred during the first quarter of fiscal 2009. There were no similar costs in the first quarter of fiscal 2008.
Other operating expenses increased by $22.1 million, or 20%, to $130.6 million in the first quarter of fiscal 2009 compared to $108.5 million for the first quarter of fiscal 2008. These expenses increased primarily because of the increased costs associated with the higher volumes and organic growth experienced by the company and from the additional operating costs of our acquisitions made after the first quarter of fiscal 2008. We estimate that approximately $3.2 million of the increase was due to the impact of these acquisitions. Included in other operating expenses for the first quarter of fiscal 2009 are facilities and communications costs of $44.8 million compared to $36.6 million of such costs for the first quarter of fiscal 2008, representing an increase of 22%. Facilities and communications costs increased in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 primarily as a result of the addition of new locations, including facilities associated with our acquisitions made after the first fiscal quarter of 2008. The balance of the other operating expenses is comprised of selling, general and administrative costs. For the first quarter of fiscal 2009, selling, general and administrative costs increased 19% to $86.0 million compared to $72.0 million for the first quarter of fiscal 2008. The increase in selling, general and administrative costs was primarily a result of the increased level of business activity during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 and to a lesser degree, the impact of our acquisitions made after the first fiscal quarter of 2008. Also contributing to the increase in other operating expenses for the first quarter of fiscal 2009 were approximately $2.5 million of legal fees and other related expenses incurred by us as a result of the U.S. DOJ publicly announced investigation into the pricing practices of the international freight forwarding and cargo transportation industry and other related investigations and lawsuits. We expect that we will continue to incur substantial legal costs and related expenses until the pending investigations by the U.S. DOJ and other foreign governmental agencies, and any civil litigation relating to these matters, are resolved. If the governmental investigations or litigation result in a determination adverse to us and/or our current or former officers, directors or employees, the company could incur substantial costs, fines and/or penalties, which could have a material adverse impact on our financial condition, results of operation and cash flows. When expressed as a percentage of revenue, other operating expenses remained constant at 11% for the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, Senior Notes and capital lease obligations. Both interest income and interest expense increased in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 by $1.0 million, or 45%, and $1.4 million, or 23%, respectively.
Our effective income tax rate of 28% in the first quarter of fiscal 2009 was slightly lower than the effective income tax rate of 30% in the corresponding prior year period.
Net income decreased by $4.6 million, or 25%, to $13.5 million in the first quarter of fiscal 2009 as compared to the corresponding prior year period. As previously discussed, the company recorded restructuring costs of $6.0 million to pretax income which after tax totaled $4.4 million in the current quarter. No such charge was recognized in the first quarter of fiscal 2008.
Liquidity and Capital Resources
As of April 30, 2008, our cash and cash equivalents totaled $271.2 million, representing a decrease of $18.0 million from January 31, 2008, resulting from $19.8 million of net cash used in our operating, investing and financing activities and an increase of $1.8 million related to the effect of foreign exchange rate changes on our cash balances.

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
During the first quarter of fiscal 2009, we used approximately $21.9 million in net cash from operating activities. This resulted from net income of $13.5 million plus depreciation and amortization of intangible assets totaling $13.4 million, restructuring and impairment charges of $6.0 million and a decrease in other items totaling $1.9 million, plus an increase in trade payables and other current liabilities of $27.3 million, offset by an increase in trade receivables and other current assets of $80.3 million.
During the first quarter of fiscal 2009, cash used for capital expenditures was approximately $11.7 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations. During the first quarter of fiscal 2009, we used an aggregate of $0.4 million of cash for acquisitions and contingent earn-out payments.
In connection with the formation of the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty.) Limited, which we refer to as IHD, we granted a put option to the minority partner in the partnership providing the partner the right to put their 25.1% share of the partnership to us in 2010. We currently estimate our potential obligation under this put option, which we refer to as the strike price, to be approximately $7.3 million on an undiscounted basis and given exchange rates in effect at April 30, 2008. We have recorded a liability associated with this put option in other non-current liabilities. The liability, which is measured at fair value represents among other factors, the difference between the estimated strike price and the estimated fair value of the equity in the partnership held by the minority partner, in each case calculated at the time the put option becomes exercisable. Amounts included in other non-current liabilities as a result of this put option were $1.4 million and $2.3 million at April 30, 2008 and 2007, respectively.
Effective September 20, 2007, the company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage. Effective October 8, 2007, the company completed a merger agreement pursuant to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the company owns 75% of the shares of the surviving corporation. In connection with the formation of the surviving corporation, the company granted a put option to the minority shareholders providing the shareholder with a right to put their 25% share of the surviving corporation to the company, under certain circumstances, including a change in control of UTi. The company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority partner equity, if the put option becomes exercisable. Amounts included in other non-current liabilities were not material at April 30, 2008.
The following outlines certain of our recently paid and future potential earn-out payments related to prior acquisitions. We have substantially completed the calculations of three of the six contingent earn-out payments scheduled in fiscal 2009 and these payments are expected to total $31.3 million. We do not expect the contingent earn-out payments for the remaining three acquisitions which are payable in fiscal 2009 will exceed $2.0 million in the aggregate.
•	Effective November 17, 2006, we acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span. In addition to the initial acquisition payment for Span, the terms of the acquisition agreement provided for an additional payment of up to a maximum of $28.0 million, based on the performance of Span for the twelve-month period ended January 31, 2008. We made the final earn-out payment of $27.2 million in May 2008.

•	We made a payment of $0.3 million for the remaining contingent earn-out payment related to our acquisition of ET Logistics, S.L., which was calculated based on the performance of the acquired operation for the fiscal year ending January 31, 2008.

•	Our remaining earn-out payments relating to the acquisition of Perfect Logistics will be based on the acquired operation’s future earnings over each of the two twelve-month periods ending May 31, 2009 and is subject to a maximum U.S. dollar equivalent of approximately $5.1 million as of April 30, 2008.

•	We anticipate making three additional contingent earn-out payments subject to a maximum of $6.3 million related to our acquisition of Concentrek, which will be calculated based on a multiple of Concentrek’s future earnings for each of the three twelve-month periods ending January 31, 2010. We made the first of these payments in the amount of $2.1 million in June 2008.

•	Two remaining contingent earn-out payments related to our acquisition of Logica will be calculated based on a multiple of the acquired operation’s future earnings for each of the two twelve-month periods ending January 31, 2010 and which earn-out payments are subject to a maximum of 10.0 million euros (equivalent to approximately $15.6 million as of April 30, 2008) which will be offset against the initial purchase price.

•	We anticipate making four contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $20.0 million, which earn-out payments will be offset against the initial purchase price of $1.0 million and which will be calculated based on a multiple of the acquired operations future earnings for each of the four twelve month periods ending January 31, 2011.

•	We anticipate making two contingent earn-out payments related to our acquisition of West Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.
We anticipate that earn-out payments will generally be funded from a combination of our current cash balances and cash generated from future operations.
In September 2007, we acquired the issued and outstanding shares of CSC. In addition to the initial payment and subject to certain regulations coming into effect, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8.0 million, based on a recalculation of CSC’s earnings from September 1, 2006 through September 6, 2007. There is a limitation of between three and five years within which these regulations need to come into effect.
Our financing activities during the first quarter of fiscal 2009 used $12.4 million of cash, primarily due to the repayment of $11.2 million in aggregate for bank lines of credit, short-term borrowings, long-term borrowings and capital lease obligations. In May 2008, we paid $6.1 million of cash in connection with the cash dividend of six U.S. cents per outstanding ordinary share declared by our board of directors on March 27, 2008.

Credit Facilities and Senior Notes
We have various credit and guarantee facilities, including a global credit facility (refer to the discussion below). At April 30, 2008, these facilities totaled approximately $369.4 million. Our borrowing capacities range from $0.1 million to $50.9 million and totaled approximately $199.8 million at April 30, 2008. At April 30, 2008, our outstanding borrowings totaled $147.7 million and we had approximately $52.1 million of available, unused borrowing capacity. At April 30, 2008, our guarantee facilities, which are a necessary part of our business, totaled approximately $169.5 million.
The purpose of these facilities is to provide the company with working capital, customs bonds and guarantees and funding for general corporate purposes. Due to the global nature of the company, a number of financial institutions are utilized to provide the above mentioned facilities.
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
The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $150.0 million. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of April 30, 2008, the borrowings and guarantees under the Global Facility totaled approximately $147.0 million represented by borrowings of $145.3 million and outstanding guarantees of $1.6 million and we had approximately $3.0 million of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding those companies registered in South Africa.
The South African Facility consists of a credit facility in the amount of $100.0 million. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. As of April 30, 2008, the borrowings and guarantees under the South African Facility totaled approximately $50.9 million represented by borrowings of $2.4 million and outstanding guarantees of $48.5 million and we had approximately $49.1 million of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.
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
On July 13, 2006, the company issued $200.0 million of senior unsecured guaranteed notes (Senior Notes) under a note purchase agreement (Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. Proceeds from the issuance of the Senior Notes were used to pay off a then outstanding short term bridge credit facility and a portion of our then outstanding bank lines of credit. The Senior Notes mature on July 13, 2011. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. The company is required to repay approximately $33.3 million or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including July 13, 2011. The company’s obligations under the Senior Notes and Note Purchase Agreement are guaranteed by the company and selected subsidiaries.
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
In the fourth quarter of fiscal 2008, we entered into amendments to each of the Facility Agreement and the Note Purchase Agreement to increase the amount available for our capital lease facilities from $40.0 million to $90.0 million, effective October 31, 2007. In the first quarter of fiscal 2009, we entered into an amendment to the Facility Agreement further increasing the amount available for our operating rental expenses from $120.0 million to $165.0 million per annum and amending certain other provisions and obtained two waivers, waiving certain covenants, including non-financial covenants relating to collective bargaining agreements and a requirement that certain local working capital facilities be guaranteed under the Global Facility. As of April 30, 2008, we were in compliance with the covenants in the Note Purchase Agreement and the covenants in the Facility Agreement. There can be no assurance that we will be able to obtain waivers or amendments to the Facility Agreement or the Note Purchase Agreement in the future.
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
There have been no significant changes in the company’s critical accounting policies during the first three months of fiscal 2009.

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
As of April 30, 2008, there had been no material changes to our exposure to market risks since January 31, 2008, as described in our annual report on Form 10-K for the fiscal year ended January 31, 2008 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the fiscal year ended January 31, 2008.
Item 4. Controls and Procedures
“Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
Under the direction and participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company has evaluated the company’s disclosure controls and procedures as of April 30, 2008, the end of the period covered by this report. Based upon that evaluation the company’s management including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, solely as a result of the material weaknesses in internal control over financial reporting referenced below.
As discussed under “Management’s Report on Internal Control over Financial Reporting” beginning on page F-2 of our Annual Report on Form 10-K for the year ended January 31, 2008, we identified the following material weaknesses in our internal control over financial reporting:
(1)	there was a material weakness relating to the design and implementation of controls over accounting for income taxes, including: (a) computing taxes on a jurisdictional specific basis to allow proper calculation, analysis and reconciliation of taxes receivable, taxes payable and related deferred taxes, (b) the application of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, as it relates to tax matters and (c) the application of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes; and

(2)	the company was required to make material adjustments in the aggregate to the consolidated financial statements intended to be published for the year ended January 31, 2008 (which adjustments were made prior to the publication of such financial statements). These adjustments were the result of an insufficient number of personnel within the accounting function possessing an appropriate level of experience in the selection and application of accounting principles generally accepted in the United States of America (U.S. GAAP). These adjustments were also the result of a lack of secondary review over management analysis and estimates underlying recorded amounts.
While we have taken, or are in the process of taking, a number of corrective actions with respect to the material weaknesses in our internal control over financial reporting identified above, such material weaknesses had not yet been remediated as of April 30, 2008. Management is in the process of improving and strengthening the design and implementation of controls over accounting for income taxes. Management is also identifying experienced tax personnel and continues to perform additional procedures with respect to income tax matters. Management is also in the process of increasing the number of experienced personnel in the finance function. Two new employees have recently been recruited into the corporate office and additional resources are being sought. We expect these corrective actions to be completed by the end of our fiscal year ending January 31, 2009.
“Internal control over financial reporting” is a process designed by, or under the supervision of, the issuer’s principal executive and financial officers, and effected by the issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.
Except for changes related to the remediation actions described above, there was no change in the company’s internal control over financial reporting during the fiscal quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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
The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this and together with their expert legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $12.8 million based on exchange rates as of April 30, 2008.
The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $14.8 million, based on exchange rates as of April 30, 2008.
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
In June 2007, we responded to a grand jury subpoena requesting documents in connection with United States Department of Justice’s investigation into the pricing practices in the international freight forwarding and cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials in connection with its investigation of the international freight forwarding and cargo transportation industry. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ recently requested that we produce various documents regarding ocean freight forwarding. We believe we are a subject of the U.S. DOJ investigation.

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
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2008. The disclosures in our annual report on Form 10-K and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
Item 5. Other Information
On March 28, 2008, we entered into a waiver to the Facility Agreement (the “Waiver”) by and between the company, for itself and its subsidiaries party to the Facility Agreement, and ABN Amro Bank N.V. as agent for the various financial institutions party to the Facility Agreement. The Waiver waived, to the extent necessary to permit one of our subsidiaries to borrow up to Rand 165.0 million from March 28, 2008 until April 15, 2008, certain restrictions contained in the Facility Agreement relating to the amount of Financial Indebtedness (as defined in the Facility Agreement) that we can incur. On April 10, 2008, we entered into an amendment and waiver to the Facility Agreement (the “Amendment”) by and between the company, for itself and its subsidiaries party to the Facility Agreement, and ABN Amro Bank N.V. as agent for the various financial institutions party to the Facility Agreement. The Amendment increased the amount available for our operating rental expenses from $120.0 million to $165.0 million per annum and amended certain other provisions and waived certain covenants, including non-financial covenants relating to collective bargaining agreements and a requirement that certain local working capital facilities be guaranteed under the Global Facility. The foregoing descriptions of the Waiver and Amendment are qualified in their entirety by reference to the full terms and conditions of the Waiver and Amendment, which were filed as Exhibits 10.44 and 10.45, respectively, to our Annual Report on Form 10-K filed with the SEC on April 14, 2008 and are incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

10.1+	Amendment to Employment Agreement between Mr. Wessels and the company, dated as of May 5, 2008

10.2+	Amendment to Employment Agreement between Mr. MacFarlane and the company, dated as of May 5, 2008

10.3+	2004 Long-Term Incentive Plan, as amended and restated

10.4+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended

10.5+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as amended

10.6+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement, as amended

10.7+	2004 Non-Employee Directors Share Incentive Plan, as amended

10.8+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended

10.9+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended

10.10+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended

10.11+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended

10.12
Waiver to Credit Facility, dated as of March 28, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.44 to the company’s Annual Report on Form 10-K, filed April 14, 2008)

10.13
Amendment and waiver to Credit Facility, dated as of April 10, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.45 to the company’s Annual Report on Form 10-K, filed April 14, 2008)

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

UTi Worldwide Inc.
Date: June 9, 2008	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer

Date: June 9, 2008	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President — Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

10.1+	Amendment to Employment Agreement between Mr. Wessels and the company, dated as of May 5, 2008

10.2+	Amendment to Employment Agreement between Mr. MacFarlane and the company, dated as of May 5, 2008

10.3+	2004 Long-Term Incentive Plan, as amended and restated

10.4+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended

10.5+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as amended

10.6+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement, as amended

10.7+	2004 Non-Employee Directors Share Incentive Plan, as amended

10.8+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended

10.9+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended

10.10+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended

10.11+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended

10.12
Waiver to Credit Facility, dated as of March 28, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.44 to the company’s Annual Report on Form 10-K, filed April 14, 2008)

10.13
Amendment and waiver to Credit Facility, dated as of April 10, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.45 to the company’s Annual Report on Form 10-K, filed April 14, 2008)

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