Form 10-Q
period 2008-07-31
UTi WORLDWIDE INC
filed 2008-09-09
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
At September 8, 2008, the number of shares outstanding of the issuer’s ordinary shares was 99,781,993.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended July 31, 2008
 - i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Income Statements
For the three and six months ended July 31, 2008 and 2007
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 31,		July 31,
	2008	2007	2008	2007
	(Unaudited)
Gross revenue	$1,255,087	$1,042,744	$2,439,537	$1,984,401

Freight consolidation costs	839,106	677,639	1,634,053	1,285,251
Staff costs	222,731	195,019	439,423	378,798
Depreciation and amortization	11,016	9,758	21,205	19,054
Amortization of intangible assets	3,079	2,053	6,181	4,038
Restructuring and impairments	—	—	6,036	—
Other operating expenses	135,544	115,061	265,358	222,909

Operating income	43,611	43,214	67,281	74,351
Interest income	3,242	2,725	6,401	4,914
Interest expense	(7,285)	(6,466)	(14,999)	(12,743)
Other income/(expense)	193	(166)	633	(534)

Pretax income	39,761	39,307	59,316	65,988
Provision for income taxes	10,034	10,890	15,455	18,803

Income before minority interests	29,727	28,417	43,861	47,185
Minority interests	(1,220)	(842)	(2,033)	(1,732)

Income from continuing operations	28,507	27,575	41,828	45,453

Discontinued operations:

Operating income/(loss), net of tax	(77)	92	144	334
Gain on sale, net of tax	5,316	—	5,316	—

Net income	$33,746	$27,667	$47,288	$45,787

Basic earnings per share:
Continuing operations	$0.29	$0.28	$0.42	$0.46
Discontinued operations	0.05	—	0.06	—

	$0.34	$0.28	$0.48	$0.46

Diluted earnings per share:
Continuing operations	$0.28	$0.28	$0.41	$0.46
Discontinued operations	0.05	—	0.06	—

	$0.33	$0.28	$0.47	$0.46

Number of weighted average shares used for per share calculations:
Basic shares	99,350,699	99,065,970	99,262,635	98,885,454
Diluted shares	100,988,262	100,315,526	100,843,762	100,261,800
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
As of July 31, 2008 and January 31, 2008
(in thousands, except share amounts)

	July 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$266,341	$289,141
Trade receivables (net of allowance for doubtful receivables of $17,194 and $16,356 as of July 31, 2008 and January 31, 2008, respectively)	967,760	865,019
Deferred income tax assets	19,904	18,768
Other current assets	118,315	79,207

Total current assets	1,372,320	1,252,135
Property, plant and equipment (net of accumulated depreciation of $142,890 and $135,859 as of July 31, 2008 and January 31, 2008, respectively)	184,602	154,123
Goodwill	542,373	537,429
Other intangible assets, net	78,371	80,432
Investments	3,619	2,765
Deferred income tax assets	18,729	17,311
Other non-current assets	16,598	30,481

Total assets	$2,216,612	$2,074,676

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$147,088	$113,199
Short-term bank borrowings	6,203	5,913
Current portion of long-term bank borrowings	66,667	33,333
Current portion of capital lease obligations	20,678	21,701
Trade payables and other accrued liabilities	863,692	817,058
Income taxes payable	10,779	12,622
Deferred income tax liabilities	3,906	5,030

Total current liabilities	1,119,013	1,008,856

Long-term bank borrowings	150,638	178,047
Capital lease obligations	27,234	30,612
Deferred income tax liabilities	37,350	38,063
Retirement fund obligations	4,508	4,287
Other non-current liabilities	20,477	19,322

Minority interests	22,933	21,289

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 99,667,647 and 99,414,963, shares issued and outstanding as of July 31, 2008 and January 31, 2008, respectively	443,736	435,355
Retained earnings	390,384	349,237
Accumulated other comprehensive income/(loss)	339	(10,392)

Total shareholders’ equity	834,459	774,200

Total liabilities and shareholders’ equity	$2,216,612	$2,074,676

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the six months ended July 31, 2008 and 2007
(in thousands)

	Six months ended
	July 31,
	2008	2007
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$47,288	$45,787
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs, net	5,444	1,304
Depreciation and amortization	21,429	19,237
Amortization of intangible assets	6,181	4,038
Deferred income taxes	(5,754)	(1,857)
Uncertain tax positions	(1,918)	—
Gain on sale of subsidiaries	(5,316)	—
Tax benefit relating to exercise of stock options	413	296
Excess tax benefits from share-based compensation	(235)	(243)
(Gain)/loss on disposal of property, plant and equipment	(227)	6
Minority interest and other	2,066	(20)
Changes in operating assets and liabilities:
Increase in trade receivables	(94,375)	(80,243)
Increase in other current assets	(8,857)	(5,435)
Increase in trade payables	34,921	24,933
Increase in accrued liabilities and other liabilities	12,670	15,918

Net cash provided by operating activities	13,730	23,721

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(30,985)	(14,164)
Proceeds from disposal of property, plant and equipment	1,828	971
Decrease in other non-current assets	3,892	85
Acquisitions and contingent earn-out payments	(30,360)	(4,256)
Other	(3,630)	(501)

Net cash used in investing activities	(59,255)	(17,865)

FINANCING ACTIVITIES:
Increase/(decrease) in bank lines of credit	34,989	(3,166)
Increase/(decrease) in short-term borrowings	114	(1,623)
Repayment of long-term bank borrowings	(311)	(419)
Repayment of capital lease obligations	(13,895)	(9,427)
Dividends to minority interests	(526)	—
Net proceeds from the issuance of ordinary shares	2,936	7,093
Excess tax benefits from share-based compensation	235	243
Dividends paid	(6,141)	(5,925)

Net cash provided by/(used in) financing activities	17,401	(13,224)

Effect of foreign exchange rate changes on cash and cash equivalents	5,324	2,204

Net decrease in cash and cash equivalents	(22,800)	(5,164)
Cash and cash equivalents at beginning of period	289,141	278,408

Cash and cash equivalents at end of period	$266,341	$273,244

The condensed consolidated statements of cash flows include the activities of discontinued operations.
See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and six months ended July 31, 2008 and 2007 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of July 31, 2008 and January 31, 2008, the consolidated statements of income for the three and six months ended July 31, 2008 and 2007 and the consolidated statements of cash flows for the six months ended July 31, 2008 and 2007. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended July 31, 2008 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2009 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.
All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.
Income Taxes
Income tax expense for the second quarter was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
With the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (FIN No. 48) as of February 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount of tax benefit that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in management’s judgment occurs given the facts, circumstances and information available. The Company includes interest related to unrecognized income tax positions in interest expense and penalties in other operating expenses.
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
Acquisitions
Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6,500 in cash. Effective October 8, 2007, the Company completed a merger agreement pursuant to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation in the Newlog Merger. The Company has accounted for these transactions in accordance with SEC Staff Accounting Bulletin (SAB) Topic 5H, Accounting for Sales of Stock by a Subsidiary. Accordingly, a gain of $3,156 was recorded in the consolidated income statements for the year ended January 31, 2008. This gain represents the excess of the fair value received pursuant to the Newlog Merger over the carrying amount of the wholly owned Israeli indirect subsidiary contributed. Effective October 16, 2007, the Company acquired certain assets and liabilities of Transclal Trade Ltd., an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $36,940 in cash. We refer to the Newlog Merger and the acquisition of certain assets and liabilities of Transclal Trade Ltd. as the Israel Acquisition. The allocation of the final purchase price to the acquired assets and assumed liabilities for the Israel Acquisition has not yet been finalized.
Effective September 6, 2007, we acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary) Limited and its subsidiaries, which we collectively refer to as CSC, for an initial cash payment of approximately $5,177 net of cash received. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. As a result of this acquisition the Company has increased its range of services to the pharmaceutical industry in South Africa. In addition to the initial payment, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8,000, subject to certain regulations coming into effect within three to five years from the effective date of the acquisition.
Effective August 17, 2007, we acquired the remaining outstanding shares of our South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries Co-ordinated Materials Handling (Pty) Ltd. and UTi CMH Sub Assembly (Pty) Ltd., of which we had already owned 50%, for a total consideration of approximately $12,728.

The following table shows the supplemental pro-forma information as though the Company’s foregoing acquisitions had occurred as of February 1, 2007:

	Three months ended July 31,			Six months ended July 31,
			Diluted			Diluted
	Gross	Net	earnings	Gross	Net	earnings
	Revenue	income	per share *	revenue	income	per share *
2007:
As reported	$1,042,744	$27,667	$0.28	$1,984,401	$45,787	$0.46
Acquisitions	32,069	2,118	0.02	63,956	4,080	0.04

Total	$1,074,813	$29,785	$0.30	$2,048,357	$49,867	$0.50

*	Diluted pro forma earnings per share were calculated using 100,315,526 and 100,261,800 diluted ordinary shares for the three and six months periods ended July 31, 2007, respectively.
Currency Translation
Included in other income for the three and six months ended July 31, 2008, are gains on foreign exchange of $193 and $633, respectively. Other expense for the three and six months ended July 31, 2007, was comprised of losses on foreign exchange of $166 and $534, respectively.
Concentration of Credit Risks and Other
The Company maintains its primary cash accounts with established banking institutions around the world as of July 31, 2008. The Company estimates that approximately $244,909 of these deposits was not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States.
Put and Call Options
In connection with the formation of the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty) Limited, which we refer to as IHD, the Company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the Company in 2010. The Company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority partner equity, when the put option becomes exercisable. Amounts included in other non-current liabilities were $1,455 and $1,547 at July 31, 2008 and January 31, 2008, respectively.
Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog. Effective October 8, 2007, the Company completed a merger agreement pursuant to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation. In connection with the formation of the surviving corporation, the Company granted put and call options to the minority shareholder providing the shareholder with a right to put their 25% share of the surviving corporation to the Company, under certain circumstances, including a change in control of UTi and a deadlock in the board of the surviving corporation. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority shareholder equity, if the put option becomes exercisable. Amounts included in other non-current liabilities were not material at July 31, 2008.
Reclassifications
Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. In accordance with SFAS No. 131 all prior period segment information has been reclassified to conform to the current presentation.

NOTE 2. Recent Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 08-3 “Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements,” or EITF 08-3. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact EITF 08-3 may have on its consolidated results of operations and financial position.
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
In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, (SFAS No. 141(R)). This Statement retained the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement, which is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications to Statement 141. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the effect SFAS No. 141(R) may have on its consolidated results of operations and financial position.

In June 2007, the FASB Emerging Issue Task Force (EITF) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (EITF No. 06-11). EITF No. 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in common stock. The amount recognized in common stock should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The Company adopted EITF No. 06-11 on February 1, 2008. The adoption of EITF No. 06-11 did not have a significant effect on the Company’s consolidated results of operations and financial position.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS No. 157). SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. SFAS No. 157 is effective for the Company for fiscal years beginning February 1, 2008, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”) and FSP No. 157-2, Effective Date of FASB No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases (SFAS No. 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 (R), regardless of whether those assets and liabilities are related to leases. FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. For further information regarding SFAS No. 157, see Note 14, “Fair Value Disclosures.”
NOTE 3. Earnings per Share

	Three months ended		Six months ended
	July 31,		July 31,
	2008	2007	2008	2007
Basic earnings per share:
Net income	$33,746	$27,667	$47,288	$45,787
Weighted average number of ordinary shares	99,350,699	99,065,970	99,262,635	98,885,454

Basic earnings per share:
Continuing operations	$0.29	$0.28	$0.42	$0.46
Discontinued operations	0.05	—	0.06	—

	$0.34	$0.28	$0.48	$0.46

	Three months ended		Six months ended
	July 31,		July 31,
	2008	2007	2008	2007
Diluted earnings per share:
Net income	$33,746	$27,667	$47,288	$45,787
Weighted average number of ordinary shares	99,350,699	99,065,970	99,262,635	98,885,454
Incremental shares required for diluted earnings per share related to stock options/restricted share units (RSUs)	1,637,563	1,249,556	1,581,127	1,376,346

Diluted weighted average number of ordinary shares	100,988,262	100,315,526	100,843,762	100,261,800

Diluted earnings per share:
Continuing operations	$0.28	$0.28	$0.41	$0.46
Discontinued operations	0.05	—	0.06	—

	$0.33	$0.28	$0.47	$0.46

Cash dividends declared per share	$—	$—	$0.06	$0.06

The weighted-average diluted shares outstanding for the three and six months ended July 31, 2008, exclude options to purchase 1,524,082 shares and 1,672,499 shares, respectively, because such options are anti-dilutive (their exercise price exceeds the average market price of the Company’s common stock during the periods). The weighted-average diluted shares outstanding for the three and six months ended July 31, 2007, excludes the anti-dilutive effects of options to purchase 282,877 shares.
NOTE 4. Other Comprehensive Income

	Three months ended		Six months ended
	July 31,		July 31,
	2008	2007	2008	2007
Net income	$33,746	$27,667	$47,288	$45,787
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	2,367	6,832	10,671	23,017
Amortization of unrecognized net pension loss	30	—	61	68

Comprehensive income	$36,143	$34,499	$58,020	$68,872

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

	Three months ended July 31, 2008
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total
Revenues	$876,136	$378,951	$—	$1,255,087

Freight consolidation costs	681,855	157,251	—	839,106
Staff costs	102,889	117,563	2,279	222,731
Depreciation and amortization	3,903	7,029	84	11,016
Amortization of intangible assets	845	2,234	—	3,079
Other operating expenses	47,702	83,079	4,763	135,544

Total operating expenses	837,194	367,156	7,126	1,211,476

Operating income/(loss)	$38,942	$11,795	$(7,126)	43,611

Interest income				3,242
Interest expense				(7,285)
Other income				193

Pretax income				39,761
Provision for income taxes				10,034

Income before minority interests				29,727
Minority interests				(1,220)

Income from continuing operations				28,507
Discontinued operations
Operating loss, net of tax				(77)
Gain on sale, net of tax				5,316

Net income				$33,746

Capital expenditures	$23,941	$9,449	$5,341	$38,731

Segment assets	$1,254,687	$890,544	$71,381	$2,216,612

	Three months ended July 31, 2007
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total
Revenues	$694,224	$348,520	$—	$1,042,744

Freight consolidation costs	538,075	139,564	—	677,639
Staff costs	81,322	110,799	2,898	195,019
Depreciation and amortization	3,241	6,449	68	9,758
Amortization of intangible assets	—	2,053	—	2,053
Other operating expenses	37,172	75,115	2,774	115,061

Total operating expenses	659,810	333,980	5,740	999,530

Operating income/(loss)	$34,414	$14,540	$(5,740)	43,214

Interest income				2,725
Interest expense				(6,466)
Other expense				(166)

Pretax income				39,307
Provision for income taxes				10,890

Income before minority interests				28,417
Minority interests				(842)

Income from continuing operations				27,575
Discontinued operations
Operating income, net of tax				92
Gain on sale, net of tax				—

Net income				$27,667

Capital expenditures	$5,502	$6,603	$1,367	$13,472

Segment assets	$807,582	$928,285	$51,950	$1,787,817

	Six months ended July 31, 2008
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total
Revenues	$1,702,329	$737,208	$—	$2,439,537

Freight consolidation costs	1,332,379	301,674	—	1,634,053
Staff costs	202,060	232,673	4,690	439,423
Depreciation and amortization	7,715	13,323	167	21,205
Amortization of intangible assets	1,690	4,491	—	6,181
Restructuring and impairments	2,382	3,654	—	6,036
Other operating expenses	89,280	166,357	9,721	265,358

Total operating expenses	1,635,506	722,172	14,578	2,372,256

Operating income/(loss)	$66,823	$15,036	$(14,578)	67,281

Interest income				6,401
Interest expense				(14,999)
Other income				633

Pretax income				59,316
Provision for income taxes				15,455

Income before minority interests				43,861
Minority interests				(2,033)

Income from continuing operations				41,828
Discontinued operations
Operating income, net of tax				144
Gain on sale, net of tax				5,316

Net income				$47,288

Capital expenditures	$28,434	$16,316	$7,978	$52,728

Segment assets	$1,254,687	$890,544	$71,381	$2,216,612

	Six months ended July 31, 2007
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total
Revenues	$1,306,312	$678,089	$—	$1,984,401

Freight consolidation costs	1,012,591	272,660	—	1,285,251
Staff costs	158,867	213,879	6,052	378,798
Depreciation and amortization	6,444	12,503	107	19,054
Amortization of intangible assets	—	4,038	—	4,038
Other operating expenses	69,749	148,183	4,977	222,909

Total operating expenses	1,247,651	651,263	11,136	1,910,050

Operating income/(loss)	$58,661	$26,826	$(11,136)	74,351

Interest income				4,914
Interest expense				(12,743)
Other expense				(534)

Pretax income				65,988
Provision for income taxes				18,803

Income before minority interests				47,185
Minority interests				(1,732)

Income from continuing operations				45,453
Discontinued operations
Operating income, net of tax				334
Gain on sale, net of tax				—

Net income				$45,787

Capital expenditures	$10,858	$11,165	$1,369	$23,392

Segment assets	$807,582	$928,285	$51,950	$1,787,817

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

	Three months ended July 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total
EMENA	$311,056	$70,524	$381,580	$200,800	$56,843	$257,643
Americas	171,755	220,133	391,888	146,908	212,150	359,058
Asia Pacific	292,042	9,141	301,183	257,191	7,629	264,820
Africa	101,283	79,153	180,436	89,325	71,898	161,223

Total	$876,136	$378,951	$1,255,087	$694,224	$348,520	$1,042,744

	Six months ended July 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total
EMENA	$593,288	$138,405	$731,693	$381,433	$112,635	$494,068
Americas	331,545	429,381	760,926	277,941	411,657	689,598
Asia Pacific	580,790	16,792	597,582	475,354	14,773	490,127
Africa	196,706	152,630	349,336	171,584	139,024	310,608

Total	$1,702,329	$737,208	$2,439,537	$1,306,312	$678,089	$1,984,401

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the six months ended July 31, 2008 are as follows:

		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Total
Balance at February 1, 2008	$188,691	$348,738	$537,429
Acquisitions and contingent earn-out payments	—	1,057	1,057
Disposals	—	(1,661)	(1,661)
Foreign currency translation and other adjustments	10,349	(4,801)	5,548

Balance at July 31, 2008	$199,040	$343,333	$542,373

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the required annual impairment test during the current quarter. No impairment was determined based on the results of the annual goodwill impairment test.
The amortizable intangible assets as of July 31, 2008 and January 31, 2008 relate primarily to the estimated fair value of the customer contracts and relationships acquired in respect of certain acquisitions. The carrying values of amortizable intangible assets as of July 31, 2008 and January 31, 2008 are as follows:

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of July 31, 2008:
Customer contracts and relationships	$96,503	$(27,677)	$68,826
Non-compete agreements	3,120	(2,642)	478
Other	2,700	(1,123)	1,577

Total	$102,323	$(31,442)	$70,881

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of January 31, 2008:
Client contracts and relationships	$92,496	$(21,984)	$70,512
Non-compete agreements	3,151	(2,557)	594
Other	2,701	(720)	1,981

Total	$98,348	$(25,261)	$73,087

Amortization of intangible assets totaled $3,079 and $6,181 for the three and six months ended July 31, 2008, respectively, and $2,053 and $4,038 for the three and six months ended July 31, 2007, respectively. The following table shows the expected amortization expense for these intangible assets for the current and each of the next four fiscal years ending January 31,

2009	$12,929
2010	12,264
2011	11,941
2012	10,838
2013	9,463
In addition to the amortizable intangible assets, the Company also had $7,490 and $7,345 of intangible assets not subject to amortization as of July 31, 2008 and January 31, 2008, respectively, related to trademarks acquired primarily with IHD.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Six months ended
	July 31,
	2008	2007
Net cash paid for:
Interest	$15,326	$12,992
Income taxes	26,892	18,744
Non-cash activities:
Capital lease obligations incurred to acquire assets	9,407	9,228
Liability incurred for software license agreement	3,062	—
Liability incurred for acquisition earn-out payments	1,399	—
Adjustment to initially adopt FIN No. 48	—	3,993
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

NOTE 8. Contingencies
From time to time, claims are made against the Company or the Company may make claims against others, including in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from engaging in certain activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s consolidated results of operations for that period or future periods. As of the date of these consolidated financial statements, the Company is not a party to any material litigation except as described below.
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $13,200 based on exchange rates as of July 31, 2008.
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $14,812, based on exchange rates as of July 31, 2008.
The Company was previously engaged through various indirect subsidiaries in the business of transportation and storage of fine works of art. The Company has sold this business and the related indirect subsidiaries since the first quarter of fiscal 2009. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The Company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. The Company and its insurers are working with an art expert to determine whether any damages have occurred. Although the Company has sold this business, the Company has retained any liabilities associated with this matter. The Company believes that any ultimate liability it may have as a result of a claim may be mitigated based on a number of factors, including insurance polices in place; limitations of liability imposed by the Company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the Company is unable to successfully mitigate its liability, the claim and its related impact could be material.
In June 2007, the Company responded to a grand jury subpoena requesting documents in connection with United States Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the international freight forwarding and cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on the Company at its offices in Long Beach, California, and served one of the Company’s subsidiaries with a subpoena requesting numerous documents and other materials in connection with the U.S. DOJ investigation of the international freight forwarding and cargo transportation industry. The Company believes it is a subject of the U.S. DOJ investigation.
On October 10, 2007, the Company also received a notice from the Canadian Competition Bureau that the Bureau commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that the Company preserve records relevant to such investigation. On October 25, 2007, one of the Company’s subsidiaries also received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that the Company provide documents and information as it relates to New Zealand. The Company’s subsidiary responded to the request from the New Zealand Commerce Commission on December 21, 2007.

In June 2008 one of the Company’s subsidiaries received a request for information issued by the European Commission (EC) requesting certain information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In July 2008, the Company submitted an initial response to this request. The Company expects to provide further responses in the future as the Company gathers additional information responsive to the request.
The Company (along with seven other global logistics providers) has been named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the United States District court in the Eastern District of New York (Precision Associates, Inc. v. Panalpina World Transport (Holding) Ltd.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under United States (U.S.) antitrust laws.
The Company has incurred and expects to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, the EC, or any other regulatory body concludes that the Company has engaged in anti-competitive behavior, the Company could incur significant additional legal fees and other costs, which could include fines and/or penalties, which may be material to the Company’s consolidated financial statements.
In connection with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to any of the disclosed investigations and legal proceedings because the Company believes that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by the Company’s management to be probable or reasonably estimable.
NOTE 9. Retirement Benefit Plans
The Company operates defined benefit plans for qualifying employees in certain countries. Under these plans employees are entitled to retirement benefits as a certain percentage of the employee’s final salary on attainment of the qualifying retirement age.
The components of net periodic pension cost for the Company’s defined benefit plans consists of:

	Three months ended		Six months ended
	July 31,		July 31,
	2008	2008	2008	2007
Service cost	$216	$440	$432	$880
Interest cost	581	590	1,162	1,180
Expected return on assets	(573)	(528)	(1,146)	(1,056)
Amortization of unrecognized net loss	44	100	88	200

Net periodic defined benefit pension cost	$268	$602	$536	$1,204

For the six months ended July 31, 2008, t he Company contributed approximately $1,008 to its defined benefit pension plans.
NOTE 10. Share-Based Compensation
The Company has five share-based compensation plans, which are more fully described in Note 14 to the Consolidated Financial Statements in its 2008 Annual Report on Form 10-K for the year ended January 31, 2008. Under the plans, the Company has the ability to grant stock options, restricted stock, restricted share units (“RSUs”), stock bonuses, stock appreciation rights or performance units. Under the 2000 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s stock at 85% of the market price of the common stock at the beginning of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25. Under the 2004 Long-Term Incentive Plan (LTIP), the Company may grant non-qualified stock options, share appreciation rights, restricted stock, RSUs, deferred share units, and performance based awards to employees. Under the 2004 Directors Share Incentive Plan, the Company may grant non-qualified stock options, share appreciation rights, restricted stock, RSUs and deferred share units. The Company no longer grants awards under the 2000 Stock Option Plan and the Non-Employee Directors Share Option Plan. Vesting of these awards occurs over different periods, depending on the terms of the individual award, however expenses relating to these awards are all recognized on a straight line basis over the applicable vesting period.
Share-Based Compensation Activity
A summary of the employee share-based compensation activity for the six months ended July 31, 2008 is as follows:

	2004 LTIP				2000 Stock Option Plan
		Weighted		Weighted		Weighted
	Shares	average	Restricted	average	Shares	average
	subject to	exercise	share	grant date	subject to	exercise
	stock options	price	units	fair value	stock options	price
Outstanding balance at January 31, 2008	1,916,789	$21.07	753,571	$23.51	1,993,914	$6.75
Granted	79,390	19.70	713,507	19.72	—	—
Exercised/vested	(67,222)	16.41	(22,175)	18.99	(125,154)	7.76
Cancelled/forfeited	(100,441)	21.81	(36,223)	19.57	(10,800)	8.26

Outstanding balance at July 31, 2008	1,828,516	$21.03	1,408,680	$21.59	1,857,960	$6.68

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
A summary of the non-employee share-based compensation activity for the six months ended July 31, 2008 is as follows:

	2004
	Directors Incentive Plan		Directors Option Plan
		Weighted	Shares	Weighted
	Restricted	average	subject to	average
	share	grant date	stock	exercise
	units	fair value	options	price
Outstanding balance at January 31, 2008	13,968	$27.71	108,000	$9.59
Granted	13,180	22.76	—	—
Exercised/vested	(13,968)	27.71	—	—

Outstanding balance at July 31, 2008	13,180	$25.04	108,000	$9.59

In connection with its share-based compensation plans, the Company recorded approximately $2,756 and $2,589, of share-based compensation expense for the three months ended July 31, 2008 and 2007, respectively. In connection with its share-based compensation plans, the Company recorded approximately $5,440 and $1,304, of share-based compensation expense for the six months ended July 31, 2008 and 2007, respectively. As of July 31, 2008, the Company had approximately $27,754 of total unrecognized compensation related to share-based compensation to be expensed over the period through October 2013.

NOTE 11. Borrowings
The Company has various credit and guarantee facilities, including a global credit facility (refer to discussion below). At July 31, 2008, these facilities totaled approximately $374,375, and the Company’s borrowing capacities under these facilities totaled approximately $203,068. Borrowings under these facilities totaled approximately $126,887 as of July 31, 2008 and we had approximately $76,181 of available, unused borrowing capacity. At July 31, 2008, the Company’s guarantee facilities totaled approximately $171,307.
The purpose of these facilities is to provide the Company with working capital, customs bonds and guarantees and funds for general corporate purposes. Due to the global nature of the Company, a number of financial institutions are utilized to provide the above mentioned facilities.
On July 13, 2006, the Company and certain of its subsidiaries entered into a global credit facility pursuant to an agreement (Facility Agreement) with various financial institutions which are party thereto. The Facility Agreement provides for an aggregate availability of up to $250,000 of borrowings, guarantees and letters of credit. The Facility Agreement matures on July 13, 2009. The Company’s obligations under the Facility Agreement are guaranteed by the Company and selected subsidiaries.
The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $150,000. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of July 31, 2008, the borrowings and guarantees under the Global Facility totaled approximately $144,619, represented by borrowings of $109,312 and outstanding guarantees of $35,307 and we had approximately $5,381 of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding those companies registered in South Africa.
The South African Facility consists of a credit facility in the amount of $100,000. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. As of July 31, 2008, the borrowings and guarantees under the South African Facility totaled approximately $70,978 represented by borrowings of $3,228 and outstanding guarantees of $67,750 and we had approximately $29,022 of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.
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
On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (Senior Notes) under a note purchase agreement (Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The Senior Notes mature on July 13, 2011. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including July 13, 2011. The Company’s obligations under the Senior Notes and the Note Purchase Agreement are guaranteed by the Company and selected subsidiaries.

The Note Purchase Agreement and the Facility Agreement require the Company to comply with certain customary financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before income taxes depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants, all or a portion of the obligations under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided thereunder would no longer be available.
In the fourth quarter of fiscal 2008, we entered into amendments to each of the Facility Agreement and the Note Purchase Agreement to increase the amount available for our capital lease facilities from $40,000 to $90,000, effective October 31, 2007. During the first quarter of fiscal 2009, we entered into an amendment to the Facility Agreement further increasing the amount available for our operating rental expenses from $120,000 to $165,000 per annum and amending certain other provisions. As part of this amendment, we obtained waivers, waiving certain non-financial covenants, relating to collective bargaining agreements and permitted indebtedness. As of July 31, 2008, we were in compliance with the covenants in the Note Purchase Agreement and the covenants in the Facility Agreement.
NOTE 12.  Uncertain Tax Positions
The Company adopted the provisions of FIN No. 48 on February 1, 2007. A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain
	Tax
	Positions	Interest
Balance at January 31, 2008	$9,944	$1,194
Interest	—	424
Decrease for changes in tax positions taken in a prior period	(1,571)	(347)
Foreign currency translation adjustments	143	1

Balance at July 31, 2008	$8,516	$1,272

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $6,366 as of July 31, 2008. The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which we are subject. In addition, our previously filed tax returns are under review in various other countries in which we operate. As of July 31, 2008, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next twelve months.
NOTE 13. Restructuring and Impairments
During the fourth quarter of fiscal 2008, the Company initiated several changes in operations and incurred related restructuring and impairment charges.  For the year ended January 31, 2008, the charges included for asset impairments, employee severance benefits, and other exit costs were $3,485, $2,482, and $2,428, respectively. For the six months ended July 31, 2008, the charges included for asset impairment, employee severance and termination costs and contract termination and other costs were $293, $3,164, and $2,579, respectively. As of July 31, 2008, the Company has completed all activities under this plan.
Asset impairments
Amounts included in the provision for asset impairments for the six months ended July 31, 2008, of $292 and $1 for Contract Logistics and Distribution and corporate, respectively, have been settled. There was no provision for asset impairments for Freight Forwarding for the six months ended July 31, 2008. Asset impairments primarily related to the cancellation of various long-term initiatives, such as the development of certain industry verticals and information technology costs.

Employee severance benefits
Amounts included in charges for employee severance benefits expense for the six months ended July 31, 2008 are as follows:

	Balance at	Amounts
	January 31,	charged to	Settlements	Balance at
	2008	expense	and other	July 31, 2008
Freight Forwarding	$843	$2,375	$(3,218)	$—
Contract Logistics and Distribution	998	789	(1,787)	—
Corporate	642	—	(642)	—

Total	$2,483	$3,164	$(5,647)	$—

Employee severance benefits are primarily related to the realignment of corporate and regional functions to reduce overhead costs.  As of July 31, 2008, a total of 1,247 employees have been terminated. These staff reductions are primarily the result of the exit of the Company’s retail distribution business in the Africa region, the surface distribution operation of the Company’s Integrated Logistics business in the Americas region and streamlining operations and other selected non-core underperforming operations.
Other exit costs
Amounts included in charges for other exit costs for the six months ended July 31, 2008 are as follows:

	Balance at	Amounts
	January 31,	charged to	Settlements	Balance at
	2008	expense	and other	July 31, 2008
Freight Forwarding	$158	$6	$(164)	$—
Contract Logistics and Distribution	2,270	2,572	(4,842)	—
Corporate	—	1	(1)	—

Total	$2,428	$2,579	$(5,007)	$—

Other exit costs are primarily related to exiting a contract logistics agreement in the Americas region, as well as certain exit costs related to the exit of the Company’s retail distribution business in the Africa region and the surface distribution operation of the Company’s Integrated Logistics business in the Americas region.
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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	Balance at	Assets	Inputs	Unobservable
	July 31, 2008	(Level 1)	(Level 2)	Inputs (Level 3)
Assets
Cash and cash equivalents	$266,341	$266,341	$—	$—
Forward exchange contracts	39,632	—	39,632	—
Other	377	—	—	377

Total	$306,350	$266,341	$39,632	$377

Liabilities
Forward exchange contracts	$8,690	$—	$8,690	$—
Put options and other	2,354	—	—	2,354

Total	$11,044	$—	$8,690	$2,354

The following methods were used to measure the fair value of assets and liabilities:
Forward Exchange Contracts - The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore are classified as Level 2.
Other - Other financial assets and liabilities utilizing Level 3 inputs include minority put options granted to certain of the Company’s minority partners. These put options do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally, employing the use of valuation specialists, based on the difference between the estimated strike price, and the estimated fair value of the minority partner equity, when the put options become exercisable.
The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended July 31, 2008:

	Assets	Liabilities
Beginning balance at February 1, 2008	$—	$1,532
Net change in fair value included in earnings	(4)	(306)
Additions	381	1,128
Transfers in and/or out of Level 3	—	—

Ending balance at July 31, 2008	$377	$2,354

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

NOTE 15. Discontinued Operations
Effective July 31, 2008, the Company entered into an agreement to sell substantially all of its art packing, shipping and storing business, consisting of the shares of three wholly-owned subsidiaries and one subsidiary with 51% ownership interest, as well as the assets of a fine arts department of another wholly-owned subsidiary. The net proceeds of $7,113 resulted in a gain on sale of discontinued operations of $5,316.
Revenues and net income from the discontinued operations were as follows:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Revenues	$3,137	$2,857	$6,833	$5,938

Pre-tax operating income/(loss) from discontinued operations	(142)	101	131	380
Provision for income taxes/(income tax benefit)	(38)	31	30	85
Minority interest	27	22	43	39
Gain on sale, net of tax	5,316	—	5,316	—

Net income from discontinued operations	$5,239	$92	$5,460	$334

Assets and liabilities of the discontinued operations were as follows:

	As of July 31, 2008	As of January 31, 2008
Assets	$2,986	$3,350
Liabilities	3,398	3,581

Net assets/(liabilities) of discontinued operations	$(412)	$(231)

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
The company’s operations are principally managed by core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. As discussed in Note 1, “Presentation of Financial Statements”, in our consolidated financial statements included in this quarterly report, during the first quarter of fiscal 2009, we realigned our operations into the following reportable segments: Freight Forwarding and Contract Logistics and Distribution. Corporate office expenses, eliminations, and various holding companies within the group structure have been presented separately. In conjunction, with this change, certain costs that were previously presented separately are now recorded in the Freight Forwarding and Contract Logistics and Distribution segments. These changes and reclassifications had no effect on the company’s reported earnings, or earnings per basic and diluted share. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131), all prior period segment information was reclassified to conform to this new financial reporting presentation.
Freight Forwarding Segment. As a freight forwarder, we conduct business as an indirect carrier for our clients or occasionally as an authorized agent for our clients. We typically act as an indirect carrier with respect to shipments of freight unless the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments. In such situations, we usually forward the freight as an agent of the client.
We do not own or operate aircraft or vessels and, consequently, contract with commercial carriers to arrange for the shipment of cargo. We arrange for, and in many cases provide, pick-up and delivery service between the carrier and the location of the shipper or recipient.
When we act as an authorized agent for the client, we arrange for the transportation of individual shipments to the airline or ocean carrier. As compensation for arranging for the shipments, the airline or ocean carrier pays us a commission. If we provide the client with ancillary services, such as the preparation of export documentation, we receive an additional fee.
As part of our freight forwarding services, we provide customs brokerage services in the United States (U.S.) and most of the other countries in which we operate. Within each country, the rules and regulations vary, along with the level of expertise that is required to perform the customs brokerage services. We provide customs brokerage services in connection with a majority of the shipments which we handle as both an airfreight and ocean freight forwarder. We also provide customs brokerage services in connection with shipments forwarded by our competitors. In addition, other companies may provide customs brokerage services in connection with the shipments which we forward.
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

We believe that for the Freight Forwarding segment, net revenue (the term used by the company to describe revenue less freight consolidation costs) is a better measure of growth in our freight forwarding business than revenue because our revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Revenue derived from freight forwarding generally is shared between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only commissions and fees earned by us and is substantially similar to net revenue for the Freight Forwarding segment in this respect.
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
The Contract Logistics and Distribution segment includes the distribution operations in the Africa region, previously reported under Freight Forwarding, as this operation has evolved from an air express to a road distribution business over the last few years.
In contrast to the Freight Forwarding segment, we believe revenue is a better measure of the growth in our contract logistics and distribution business because this segment does not incur carrier costs (and related fuel surcharges) in the same manner as freight forwarding, and freight consolidation costs under this segment primarily relate to the truck brokerage operation in the Americas region.
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

We have begun a large scale IT development project which we refer to as “4asONE.”  This project is aimed at establishing a single system and set of global processes for our freight forwarding business and global financial management.  It is designed to increase efficiency through the adoption of shared services processes and enabling technologies.  The project is currently in the business process blueprinting phase and is currently scheduled to be deployed starting in fiscal 2010, with deployment continuing through fiscal 2012.  Through fiscal year 2012, we currently expect to invest approximately $83.0 million in the 4asONE project. As the project progresses, we regularly review the current scope and deployment schedule and update anticipated costs and benefits. As with any significant IT-enabled business transformation, we face various challenges and risks with regard to our 4asONE project, including risks associated with cost increases and changes to our anticipated cost structure, technical difficulties and delays associated with the development and implementation of 4asONE. As a result of these and other issues, the anticipated costs, expected benefits, overall scope and/or deployment schedule may change, and these changes may be material.
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
Acquisitions that we completed on or after February 1, 2007 affect the comparison of our operating results between the second quarter of fiscal 2009 versus the comparable prior-year period.
Effective September 20, 2007, the company acquired 50% of the issued and outstanding shares of Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6.5 million in cash. Effective October 8, 2007, the company completed a merger agreement pursuant to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the company owns 75% of the shares of the surviving corporation in the Newlog Merger. The company has accounted for these transactions in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 51, Accounting for Sales of Stock by a Subsidiary. Effective October 16, 2007, the company acquired certain assets and liabilities of Transclal Trade Ltd., an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $36.9 million in cash. We refer to the Newlog Merger and the acquisition of certain assets and liabilities of Transclal Trade Ltd. as the Israel Acquisition.

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
We made several smaller acquisitions in fiscal 2007. Effective January 26, 2007, we acquired 100% of the outstanding shares of Cargoforte Sp. Zo.o (which we refer to as Cargoforte), a Polish company involved in freight forwarding and contract logistics for an initial purchase price of approximately $1.0 million in cash. Our acquisition of Cargoforte is subject to a maximum contingent earn-out of $20.0 million, which is offset against the initial purchase price and is to be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2011. Effective December 18, 2006, we acquired 100% of the outstanding shares of WEST Pharma Logistics, s.r.o, which we have subsequently renamed to UTi Pharma Slovakia, s.r.o. (which we refer to as Pharma), a contract logistics company located in Slovakia, for an initial purchase price of approximately $1.1 million. We also anticipate making two contingent earn-out payments related to our acquisition of Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.
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

Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan, anticipated changes in certain tax benefits, anticipated costs associated with the 4asOne project, the anticipated outcome of litigation, expected trends in revenue and the anticipated impact of various cost reduction efforts. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to economic conditions that are adversely affecting trade volumes; our clients’ demand for our services; the impact of cost reduction measures recently undertaken by the company and the amount and timing of the expected benefits from such measures; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of, the ongoing publicly announced investigations by the U.S. Department of Justice, the European Commission and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies and of the realignment of the company’s executive management structure; disruptions caused by epidemics, conflicts, wars and terrorism; and the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed with the SEC (together with any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q including this quarterly report), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results for the second quarter and first half of fiscal 2009 compared to the second quarter and first half of fiscal 2008. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2008, which are included in our annual report on Form 10-K for the year ended January 31, 2008, on file with the Securities and Exchange Commission (SEC). Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
Segment Operating Results
The company’s operations are principally managed by core business operations. As discussed above in Note 1 “Presentation of Financial Statements” of our Notes to Consolidated Financial Statements, our operations are broken into the following reportable segments: Freight Forwarding and Contract Logistics and Distribution. Certain corporate costs previously reported as part of corporate are now allocated to the operating segments directly. The remaining corporate costs are those that are not specifically attributable to either operating segment and are presented separately. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. In accordance with SFAS No. 131, all prior period segment information was reclassified to conform to this new financial reporting presentation.
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. All comparative figures have been re-classified to reflect the above changes. Our revenues and operating income by operating segment for the three and six month fiscal periods ended July 31, 2008 and 2007, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended July 31,
	2008				2007
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total
Revenues	$876,136	$378,951	$—	$1,255,087	$694,224	$348,520	$—	$1,042,744

Freight consolidation costs	681,855	157,251	—	839,106	538,075	139,564	—	677,639
Staff costs	102,889	117,563	2,279	222,731	81,322	110,799	2,898	195,019
Depreciation and amortization	3,903	7,029	84	11,016	3,241	6,449	68	9,758
Amortization of intangible assets	845	2,234	—	3,079	—	2,053	—	2,053
Other operating expenses	47,702	83,079	4,763	135,544	37,172	75,115	2,774	115,061

Total operating expenses	837,194	367,156	7,126	1,211,476	659,810	333,980	5,740	999,530

Operating income/(loss)	$38,942	$11,795	$(7,126)	$43,611	$34,414	$14,540	$(5,740)	$43,214

	Change to three months ended July 31, 2008
	from three months ended July 31, 2007
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total
Revenues	$181,912	$30,431	$—	$212,343	26%	9%	—%	20%

Freight consolidation costs	143,780	17,687	—	161,467	27	13	—	24
Staff costs	21,567	6,764	(619)	27,712	27	6	(21)	14
Depreciation and amortization	662	580	16	1,258	20	9	24	13
Amortization of intangible assets	845	181	—	1,026	—	9	—	50
Other operating expenses	10,530	7,964	1,989	20,483	28	11	72	18

Total operating expenses	177,384	33,176	1,386	211,946	27	10	24	21

Operating income/(loss)	$4,528	$(2,745)	$(1,386)	$397	13%	(19)%	24%	1%

	Six months ended July 31,
	2008				2007
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total
Revenues	$1,702,329	$737,208	$—	$2,439,537	$1,306,312	$678,089	$—	$1,984,401

Freight consolidation costs	1,332,379	301,674	—	1,634,053	1,012,591	272,660	—	1,285,251
Staff costs	202,060	232,673	4,690	439,423	158,867	213,879	6,052	378,798
Depreciation and amortization	7,715	13,323	167	21,205	6,444	12,503	107	19,054
Amortization of intangible assets	1,690	4,491	—	6,181	—	4,038	—	4,038
Restructuring and impairments	2,382	3,654	—	6,036	—	—	—	—
Other operating expenses	89,280	166,357	9,721	265,358	69,749	148,183	4,977	222,909

Total operating expenses	1,635,506	722,172	14,578	2,372,256	1,247,651	651,263	11,136	1,910,050

Operating income/(loss)	$66,823	$15,036	$(14,578)	$67,281	$58,661	$26,826	$(11,136)	$74,351

	Change to six months ended July 31, 2008
	from six months ended July 31, 2007
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total
Revenues	$396,017	$59,119	$—	$455,136	30%	9%	—%	23%

Freight consolidation costs	319,788	29,014	—	348,802	32	11	—	27
Staff costs	43,193	18,794	(1,362)	60,625	27	9	(23)	16
Depreciation and amortization	1,271	820	60	2,151	20	7	56	11
Amortization of intangible assets	1,690	453	—	2,143	—	11	—	53
Restructuring and impairments	2,382	3,654	—	6,036	—	—	—	—
Other operating expenses	19,531	18,174	4,744	42,449	28	12	95	19

Total operating expenses	387,855	70,909	3,442	462,206	31	11	31	24

Operating income/(loss)	$8,162	$(11,790)	$(3,442)	$(7,070)	14%	(44)%	31%	(10)%

	Three months ended July 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total
EMENA	$311,056	$70,524	$381,580	$200,800	$56,843	$257,643
Americas	171,755	220,133	391,888	146,908	212,150	359,058
Asia Pacific	292,042	9,141	301,183	257,191	7,629	264,820
Africa	101,283	79,153	180,436	89,325	71,898	161,223

Total	$876,136	$378,951	$1,255,087	$694,224	$348,520	$1,042,744

	Six months ended July 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total
EMENA	$593,288	$138,405	$731,693	$381,433	$112,635	$494,068
Americas	331,545	429,381	760,926	277,941	411,657	689,598
Asia Pacific	580,790	16,792	597,582	475,354	14,773	490,127
Africa	196,706	152,630	349,336	171,584	139,024	310,608

Total	$1,702,329	$737,208	$2,439,537	$1,306,312	$678,089	$1,984,401

	Three months ended July 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total
EMENA	$80,658	$44,607	$125,265	$52,710	$29,152	$81,862
Americas	43,706	114,836	158,542	40,909	122,684	163,593
Asia Pacific	45,622	5,814	51,436	39,635	5,192	44,827
Africa	24,295	56,443	80,738	22,895	51,928	74,823

Total	$194,281	$221,700	$415,981	$156,149	$208,956	$365,105

	Six months ended July 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total
EMENA	$150,283	$84,996	$235,279	$98,401	$57,317	$155,718
Americas	85,229	230,258	315,487	78,623	237,300	315,923
Asia Pacific	87,283	10,948	98,231	74,935	10,161	85,096
Africa	47,155	109,332	156,487	41,762	100,651	142,413

Total	$369,950	$435,534	$805,484	$293,721	$405,429	$699,150

	Three months ended		Six months ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues:
Airfreight forwarding	$456,359	$360,794	$905,514	$679,135
Ocean freight forwarding	333,956	265,124	627,459	497,414
Customs brokerage	30,512	23,952	58,657	45,747
Contract logistics	177,410	160,382	342,213	301,897
Distribution	156,327	151,790	305,706	296,046
Other	100,523	80,702	199,988	164,102

Total	$1,255,087	$1,042,744	$2,439,537	$1,984,401

Freight consolidation costs:
Airfreight forwarding	$358,361	$282,663	$719,487	$530,976
Ocean freight forwarding	279,779	222,349	528,444	417,664
Customs brokerage	2,026	767	3,555	1,491
Contract logistics	24,962	22,645	45,835	42,418
Distribution	114,716	100,889	220,073	194,630
Other	59,262	48,326	116,659	98,072

Total	$839,106	$677,639	$1,634,053	$1,285,251

The following table shows our revenues, freight consolidation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended		Six months ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues:
Airfreight forwarding	36%	35%	37%	34%
Ocean freight forwarding	27	25	26	25
Customs brokerage	2	2	2	3
Contract logistics	14	15	14	15
Distribution	13	15	13	15
Other	8	8	8	8

Total revenues	100	100	100	100

Freight consolidation costs:
Airfreight forwarding	29%	27%	29%	27%
Ocean freight forwarding	22	21	22	21
Customs brokerage	*	*	*	*
Contract logistics	2	2	2	2
Distribution	9	10	9	10
Other	5	5	5	5

Total freight consolidation costs	67	65	67	65

Staff costs	18	19	18	19
Depreciation and amortization	1	1	1	1
Amortization of intangible assets	*	*	*	*
Restructuring and impairments	*	*	*	*
Other operating expenses	11	11	11	11

Total operating expenses	97	96	97	96

Operating income	3	4	3	4
Interest income	*	*	*	*
Interest expense	(1)	(1)	(1)	(1)
Other income	*	*	*	*

Pretax income	3	4	2	3
Provision for income taxes	1	1	1	1

Income before minority interests	2	3	2	2
Minority interests	*	*	*	*

Income from continuing operations	2	3	2	2
Discontinued operations:
Operating income, net of taxes	*	*	*	*
Gain on sale, net of tax	*	*	*	*

Net income	3%	3%	2%	2%

*	Less than one percent.
Three months ended July 31, 2008 compared to three months ended July 31, 2007
Total revenues increased $212.3 million, or 20%, to $1.3 billion for the second quarter of fiscal 2009, compared to $1.0 billion for the corresponding prior year period. The increase in revenue resulted primarily from organic growth of $179.8 million in all service lines and contributions from acquisitions made after August 2007 of $32.5 million.
Freight forwarding revenue increased $181.9 million, or 26%, to $876.1 million for the second quarter of fiscal 2009 compared to $694.2 million for the second quarter of fiscal 2008. The increase was primarily due to increases in airfreight, ocean freight and customs services within each of our regions.
Airfreight forwarding revenue increased $95.6 million, or 26%, to $456.4 million for the second quarter of fiscal 2009, compared to $360.8 million for the second quarter of fiscal 2008. The increase was primarily from organic growth in all of our geographic regions, primarily in the EMENA region, due to higher airfreight shipment volumes during the second quarter of fiscal 2009 compared to the corresponding prior period. The Israel Acquisition in October 2007 contributed $10.3 million for airfreight forwarding during the second quarter of fiscal 2009. Overall airfreight yields (airfreight net revenues as a percentage of airfreight revenues) declined in the second quarter of fiscal 2009 to 21.5% compared to 21.7% for the corresponding prior year period primarily due to the increase in fuel surcharges since the second quarter of fiscal 2008 as well the appreciation of the Chinese Renminbi against the U.S. Dollar. In addition, airfreight volume growth weakened toward the end of the second quarter in conjunction with slowing growth in international trade. The balance of the decline in yields was driven by market pricing pressures, mainly in the EMENA and Americas regions.
Ocean freight forwarding revenues increased $68.9 million, or 26%, to $334.0 million for the second quarter of fiscal 2009, compared to $265.1 million for the second quarter of fiscal 2008. The increase was due to organic growth in each of our geographic regions, however, growth was particularly strong in the EMENA region. Ocean freight yields (ocean freight net revenues as a percentage of ocean freight revenues) for the quarter increased slightly to 16.2% from 16.1%, despite the increase in bunker fuel costs, during the period.
Customs brokerage revenues increased $6.5 million, or 27%, to $30.5 million for the second quarter of fiscal 2009, compared to $24.0 million for the corresponding prior year period. The increase was primarily due to organic growth in our EMENA and Asia Pacific regions, as well as from our Israel Acquisition which contributed $4.8 million during the second quarter of fiscal 2009.
Freight forwarding net revenue, which is comprised of revenue minus freight consolidation costs, increased $38.1 million, or 24% to $194.2 million for the second quarter of fiscal 2009, compared to $156.1 million for the corresponding prior year period. Airfreight forwarding net revenue increased $19.9 million, or 25%, to $98.0 million for the second quarter of fiscal 2009 compared to $78.1 million for the corresponding prior period. Ocean freight forwarding net revenue increased $11.4 million, or 27%, to $54.2 million for the second quarter of fiscal 2009 compared to $42.8 million for the corresponding prior period. Customs brokerage net revenue increased $5.3 million, or 23%, to $28.5 million for the second quarter of fiscal 2009 compared to $23.2 million for the corresponding prior year period. The increase in freight forwarding net revenue is attributable primarily to organic growth from both new and existing clients, resulting in increases in volumes in both airfreight and ocean freight over the corresponding prior year period. In addition, excluding the impact of fuel surcharges, both air and ocean yields increased meaningfully in the second quarter of fiscal 2009 as carrier rates declined.
Staff costs in the freight forwarding segment increased $21.6 million, or 27%, to $102.9 million for the second quarter of fiscal 2009, compared to $81.3 million for the corresponding prior year period. As a percentage of revenues, staff costs was approximately 18% and 19% in the second quarter of fiscal 2009 and 2008, respectively. Other operating costs in the freight forwarding segment increased $10.5 million, or 28%, to $47.7 million in the second quarter of fiscal 2009, compared to $37.2 million for the corresponding prior period. These increases were primarily due to additional resources required to handle increased volumes, as well as from our Israel Acquisition in October 2007.
Contract logistics and distribution revenue increased $30.5 million, or 9%, to $379.0 million for the second quarter of fiscal 2009, compared to $348.5 million for the corresponding prior year period. The increase is attributed to increases from our contract logistics and distribution service lines within the EMENA, Asia Pacific and Africa regions.
Contract logistics revenue increased $17.0 million, or 11%, to $177.4 million for the second quarter of fiscal 2009, compared to $160.4 million for the corresponding prior year period. The increase is primarily due to organic growth within our EMENA, Asia Pacific and Africa regions as we secured new clients. This growth was partially offset by the loss of our Wal*Mart contract in February 2008 and the corresponding loss of such revenues.
Distribution revenues increased $4.5 million or 3%, to $156.3 million for the second quarter of fiscal 2009, compared to $151.8 million for the corresponding prior year period. This increase was primarily attributable to organic growth within the Americas region, due primarily to increased fuel surcharges over the comparable prior year period. Distribution net revenue which is comprised of revenue minus freight consolidation costs, declined $9.3 million, or 18%, to $41.6 million for the second quarter of fiscal 2009, compared to $50.9 million for the second quarter of fiscal 2008. This decline is primarily attributed to the closures of certain distribution businesses in our Africa region and a niche trucking business in the Americas region in connection with the company’s cost reduction plan. The resultant loss of revenues from the closure of these operations has partially diminished the reported growth in revenues in the second quarter of fiscal 2009. In addition, there has been continued softness in the U.S. domestic trucking environment within the Americas region. We do not expect distribution revenues to improve significantly for the remainder of fiscal 2009 as a result of the current conditions of the U.S. domestic trucking market.
Staff costs in the contract logistics and distribution segment increased $6.8 million, or 6%, to $117.6 million for the second quarter of fiscal 2009 compared to $110.8 million for the fiscal 2008 second quarter. Other operating costs increased by $8.0 million, or 11% to $83.1 million for the second quarter of fiscal 2009, compared to $75.1 million for the corresponding prior year period. This increase was primarily due to new contract logistics operations, temporary resources in certain operations to assist with higher volume and the acquisition of CSC in September 2007, and partially offset by reductions in personnel previously with operations closed or lost since January 2008.
Total depreciation and amortization expense increased $1.2 million, or 12%, to $11.0 million for the second quarter of fiscal 2009, compared to $9.8 million for the corresponding prior year period, primarily due to increased amortization expense for intangible assets acquired in our Israel and CSC acquisitions in fiscal 2008. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenue in the second quarter of fiscal 2009 and 2008.
As previously disclosed, during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, the company initiated several changes in operations and incurred related restructuring and impairment charges. The company has completed all activities under the restructuring and impairment plan and there were no restructuring and impairment charges during the second quarter of fiscal 2009.
Other operating expenses in corporate included approximately $0.7 million of legal fees and other related expenses incurred by us as a result of the publicly announced investigations by the U.S. DOJ, the European Commission and other regulatory agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other related investigations and lawsuits. We expect that we will continue to incur substantial legal costs and related expenses until the pending investigations by the U.S. DOJ and other foreign governmental agencies, and any civil litigation relating to these matters, are resolved. If the governmental investigations or litigation result in a determination adverse to us and/or our current or former officers, directors or employees, the company could incur substantial costs, fines and/or penalties, which could have a material adverse impact on our financial condition, results of operation and cash flows.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, senior unsecured guaranteed notes in the principal amount of $200.0 million (Senior Notes) and capital lease obligations. Interest income and interest expense increased $0.5 million or 19%, and $0.8 million, or 12%, respectively, compared to the corresponding prior period.
Discontinued operations include the operations of the company’s art packing businesses in EMENA region, the majority of which was sold on July 31, 2008, as part of the company’s ongoing effort to focus on its core businesses. The remaining portion of the art packing business was sold on August 1, 2008. Included in discontinued operating activity was net operating loss and net operating gain, both after taxes, of $0.08 million and $0.09 million, for the second quarter of fiscal 2009 and 2008, respectively. The company recorded a gain on the sale of the business of $5.3 million for the second quarter of fiscal 2009.
The company’s effective income tax rate of 25% in the second quarter of fiscal 2009 was lower than the effective income tax rate of 28% in the corresponding prior year period, primarily because of an effective settlement related to uncertain tax positions.
Net income increased by $6.0 million, or 22%, to $33.7 million in the second quarter of fiscal 2009, compared to $27.7 million for the corresponding prior period.

Six months ended July 31, 2008 compared to six months ended July 31, 2007
Total revenues increased $455.1 million, or 23%, to $2.4 billion for the first half of fiscal 2009 compared to $2.0 billion for the first half of fiscal 2008. The increase resulted primarily from organic growth of $395.7 million from operations in all our service lines and contributions from acquisitions made after August 2007 of approximately $59.4 million.
Freight forwarding revenues for the first half of fiscal 2009 increased by $396.0 million, or 30%, to $1.7 billion, compared to $1.3 billion for the corresponding prior period, primarily due to increases in airfreight, ocean freight and customs services within each of our regions.
Airfreight forwarding revenue increased $226.4 million, or 33%, to $905.5 million for the first half of fiscal 2009, compared to $679.1 million for the corresponding prior year period. These increases resulted primarily from organic growth in all of our segments, primarily in EMENA, due to higher airfreight shipment volumes during the first half of fiscal 2009 compared to the corresponding prior year period. The Israel Acquisition contributed $18.6 million for airfreight forwarding during the first half of fiscal 2009. We also experienced a decline in our overall airfreight yields in the first six months of fiscal 2009 to 20.6% compared to 21.8% for the corresponding prior period, due to increased market pressures in the EMENA and Americas regions, an increase in fuel costs and fuel surcharges and an appreciation of the Chinese Renminbi against the U.S. Dollar since the first half of fiscal 2008.
Ocean freight forwarding revenues increased $130.1 million, or 26%, to $627.5 million for the first half of fiscal 2009, compared to $497.4 million for the corresponding prior year period. The increase was due to organic growth in each of our regions. However, growth was particularly noticeable in the Asia Pacific region. Ocean freight yields for the first six months reduced slightly to 15.8% from 16.0% for the corresponding prior year due to the increase in bunker fuel prices since the first half of fiscal 2008.
Customs brokerage revenues increased $13.0 million, or 28%, to $58.7 million for the first six months of fiscal 2009, compared to $45.7 million for the corresponding prior year period. The increase was primarily due to our Israel Acquisition and organic growth in our EMENA and Asia Pacific regions, as well as our Israel Acquisition which provided $8.7 million.
Freight forwarding net revenues which is comprised of revenue minus freight consolidation costs, increased $76.2 million, or 26%, to $369.9 million for the first half of fiscal 2009, compared to $293.7 million for the corresponding prior year period. Airfreight forwarding net revenue increased $37.9 million, or 26%, to $186.0 million for the first six months of fiscal 2009 compared to $148.1 million for the corresponding prior year period. Ocean freight forwarding net revenue increased $19.4 million, or 24%, to $99.1 million for the first six months of fiscal 2009 compared to $79.7 million for the first half of fiscal 2008. Customs brokerage net revenue increased $10.9 million, or 25%, to $55.1 million for the first six months of fiscal 2009 compared to $44.2 million for the corresponding prior year period. The increase in freight forwarding net revenue is attributable primarily to organic growth from both new and existing clients, resulting in increases in volumes in both airfreight and ocean freight over the comparable period of fiscal 2008.
Staff costs in the freight forwarding segment increased $43.2 million, or 27%, to $202.1 million for the first six months of fiscal 2009, compared to $158.9 million for the corresponding prior year period. Other operating costs in the freight forwarding segment increased $19.6 million, or 28%, to $89.3 million for the first six months of fiscal 2009, compared to $69.7 million in the corresponding prior year period. The increase is partly due to our Israel Acquisition in October 2007, as well as an increase in business and additional facility requirements to service higher volumes.
Contract logistics and distribution revenues increased $59.1 million, or 9%, to $737.2 million, compared to $678.1 million for the corresponding prior year period. The increase is attributed to increases from our contract logistics and distribution service lines within the EMENA, Asia Pacific and Africa regions.
Contract logistics revenues increased $40.3 million, or 13%, to $342.2 million, compared to $301.9 million for the comparable prior period. The increase in contract logistics revenue is primarily due to organic growth within our EMENA, Asia Pacific and Africa regions, partially offset by the loss of our Wal*Mart contract in February 2008.

Distribution revenues for the first six months of fiscal 2009 increased to $9.7 million or 3%, to $305.7 million, compared to $296.0 million for the corresponding prior year period. The Americas region contributed $19.5 million of organic growth to the distribution revenues service line, due primarily to the effects of fuel surcharges over comparable periods. This increase was offset by a $6.8 million decline within our Africa region and a decline of $6.4 million in our Americas region as a result of the closure of several distribution operations in these regions during the first six months of fiscal 2009.
Staff costs in the contract logistics and distribution segment increased $18.8 million, or 9%, to $232.7 million for the first six months of fiscal 2009, compared to $213.9 million for the first half of fiscal 2008. As a percentage of revenues, staff costs was approximately 18% and 19% in the first half of fiscal 2009 and 2008, respectively. Other operating costs increased by $18.2 million, or 12% to $166.4 million for the first six months of fiscal 2009, compared to $148.2 million for corresponding prior year period. This increase was primarily due to new contract logistics operations, temporary resources in certain operations to assist with higher volumes, and our acquisition of CSC in September 2007, partially offset by reductions in staff costs from operations closed or lost since January 2008.
Other operating expenses in corporate included approximately $3.2 million of legal fees and other related expenses incurred as a result of the publicly announced investigations by the U.S. DOJ, the European Commission and other regulatory agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other related investigations and lawsuits. We expect that we will continue to incur substantial legal costs and related expenses until the pending investigations by the U.S. DOJ and other foreign governmental agencies, and any civil litigation relating to these matters, are resolved. If the governmental investigations or litigation result in a determination adverse to us and/or our current or former officers, directors or employees, the company could incur substantial costs, fines and/or penalties, which could have a material adverse impact on our financial condition, results of operation and cash flows.
Total depreciation and amortization expense increased $2.1 million, or 11%, to $21.2 million for the first half of fiscal 2009 compared to $19.1 million for the first half of fiscal 2008 primarily due to increases in capital spending for computer equipment and fixtures and fittings, as well as for increased amortization of intangible assets acquired with our Israel and CSC acquisitions in fiscal 2008. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenue in the first half of fiscal 2009 and 2008.
As previously disclosed, during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, the company initiated several changes in operations and incurred related restructuring and impairment charges. Restructuring costs of $6.0 million, related to the reduction in headcount and exiting certain underperforming operations were incurred during the first half of fiscal 2009. There were no similar costs in the first quarter of fiscal 2008. The company has completed all activities under the restructuring and impairment plan.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, senior unsecured guaranteed notes in the principal amount of $200.0 million (Senior Notes) and capital lease obligations. Interest income and interest expense increased $1.5 million, or 31%, and $2.3 million, or 18%, respectively, compared to the corresponding prior period.
Discontinued operations include the operations of the company’s art packing businesses in the EMENA region, the majority of which was sold on July 31, 2008, as part of the company’s ongoing focus on its core business. Discontinued operating activity included a net operating loss and net operating gain, both after taxes, of $0.14 million and $0.33 million, for the first six months of fiscal 2009 and 2008, respectively. The company recorded a gain on the sale of the business of $5.3 million for the second quarter of fiscal 2009.
The company’s effective income tax rate of 26% in the first half of fiscal 2009 was lower than the effective income tax rate of 29% in the corresponding prior year period, primarily because of an effective settlement related to uncertain tax positions.
Net income increased by $1.5 million, or 3%, to $47.3 million in the first half of fiscal 2009, compared to $45.8 million for the corresponding prior year period.

Liquidity and Capital Resources
As of July 31, 2008, our cash and cash equivalents totaled $266.3 million, representing a decrease of $22.8 million from January 31, 2008, resulting from $27.9 million of net cash used in our operating, investing and financing activities and an increase of $5.3 million related to the effect of foreign exchange rate changes on our cash balances.
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
When the company acts as a customs broker, we make significant cash advances on behalf of our customers to the various customs authorities around the world, predominantly in countries where our customers are importers of goods such as South Africa and Israel. These disbursements are not recorded as a component of revenue or expenses, although they are included in both accounts receivable for the amounts billed to our customers and accounts payable for any amounts due to the customs authorities.
During the first two quarters of fiscal 2009, we generated approximately $13.7 million in net cash from operating activities. This resulted from net income of $47.3 million plus depreciation and amortization of intangible assets totaling $27.6 million, a decrease in other items totaling $5.5 million, plus an increase in trade payables and other current liabilities of $47.6 million, offset by an increase in trade receivables and other current assets of $103.2 million.
During the first two quarters of fiscal 2009, cash used for capital expenditures was approximately $31.0 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations. During the first two quarters of fiscal 2009, we used an aggregate of $30.4 million of cash for contingent earn-out payments.
In connection with the formation of the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty) Limited, which we refer to as IHD, we granted a put option to the minority partner in the partnership providing the partner the right to put their 25.1% share of the partnership to us in 2010. We currently estimate our potential obligation under this put option, which we refer to as the strike price, to be approximately $7.4 million on an undiscounted basis and given exchange rates in effect at July 31, 2008. We have recorded a liability associated with this put option in other non-current liabilities. The liability, which is measured at fair value represents among other factors, the difference between the estimated strike price and the estimated fair value of the equity in the partnership held by the minority partner, in each case calculated at the time the put option becomes exercisable. Amounts included in other non-current liabilities as a result of this put option were $1.5 million and $2.0 million at July 31, 2008 and 2007, respectively.
Effective September 20, 2007, the company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage. Effective October 8, 2007, the company completed a merger agreement pursuant to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the company owns 75% of the shares of the surviving corporation. In connection with the formation of the surviving corporation, the company granted a put option to the minority shareholders providing the shareholder with a right to put their 25% share of the surviving corporation to the company, under certain circumstances, including a change in control of UTi. The company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority partner equity, if the put option becomes exercisable. Amounts included in other non-current liabilities were not material at July 31, 2008.

The following outlines certain of our recently paid and future potential earn-out payments related to prior acquisitions. We have completed the calculations for the contingent earn-out payments scheduled in fiscal 2009 and these payments are expected to total approximately $31.5 million, of which $30.4 million has been paid as of July 31, 2008. We do not expect the remaining contingent earn-out payment to exceed $2.0 million.
•	Effective November 17, 2006, we acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span. In addition to the initial acquisition payment for Span, the terms of the acquisition agreement provided for an additional payment of up to a maximum of $28.0 million, based on the performance of Span for the twelve-month period ended January 31, 2008. We made the final earn-out payment of $27.2 million in May 2008.

•	We made a payment of $0.3 million for the remaining contingent earn-out payment related to our acquisition of ET Logistics, S.L., which was calculated based on the performance of the acquired operation for the fiscal year ended January 31, 2008.

•	Our remaining earn-out payment relating to the acquisition of Perfect Logistics will be based on the acquired operation’s future earnings over the twelve-month period ending May 31, 2009, and is subject to a maximum U.S. dollar equivalent of approximately $5.1 million as of July 31, 2008.

•	We anticipate making two additional contingent earn-out payments subject to a maximum of $6.3 million related to our acquisition of Concentrek, which will be calculated based on a multiple of Concentrek’s future earnings for each of the twelve-month periods ending January 31, 2009, and January 31, 2010. We made a payment in the amount of $2.1 million in June 2008 relating to the twelve month period ended January 31, 2008.

•	Two remaining contingent earn-out payments related to our acquisition of Logica will be calculated based on a multiple of the acquired operation’s future earnings for each of the twelve-month periods ending January 31, 2009, and January 31, 2010 and which earn-out payments are subject to a maximum of 10.0 million Euros (equivalent to approximately $15.6 million as of July 31, 2008).

•	We anticipate making three contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $20.0 million, which earn-out payments will be offset against the initial purchase price of $1.0 million and which will be calculated based on a multiple of the acquired operations future earnings for each of the three twelve month periods ending January 31, 2011. We made a payment in the amount of $0.3 million in July 2008 relating to the twelve month period ended January 31, 2008.

•	We anticipate making two contingent earn-out payments related to our acquisition of Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.
We anticipate that earn-out payments will generally be funded from a combination of our current cash balances and cash generated from future operations.
In September 2007, we acquired the issued and outstanding shares of CSC. In addition to the initial payment and subject to certain regulations coming into effect, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8.0 million, subject to certain regulations coming into effect within three to five years from the effective date of the acquisition.

Our financing activities during the first two quarters of fiscal 2009 generated $17.4 million of cash, primarily due to $35.0 million for an increase in bank lines of credit. In May 2008, we paid $6.1 million of cash in connection with the cash dividend of six U.S. cents per outstanding ordinary share declared by our board of directors on March 27, 2008.
Credit Facilities and Senior Notes
We have various credit and guarantee facilities, including a global credit facility (refer to the discussion below). At July 31, 2008, these facilities totaled approximately $374.4 million. Our borrowing capacities under these facilities range from $0.1 million to $32.1 million and totaled approximately $203.1 million at July 31, 2008. At July 31, 2008, our outstanding borrowings totaled $126.9 million and we had approximately $76.2 million of available, unused borrowing capacity. At July 31, 2008, our guarantee facilities, which are a necessary part of our business, totaled approximately $171.3 million.
The purpose of these facilities is to provide the company with working capital, customs bonds and guarantees and funding for general corporate purposes. Due to the global nature of the company, a number of financial institutions are utilized to provide the above mentioned facilities.
On July 13, 2006, the company and certain of its subsidiaries entered into a global credit facility pursuant to an agreement (Facility Agreement) with various financial institutions which are party thereto. The Facility Agreement provides for an aggregate availability of up to $250.0 million of borrowings, guarantees and letters of credit. The Facility Agreement matures on July 13, 2009. The company’s obligations under the Facility Agreement are guaranteed by the company and selected subsidiaries.
The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $150.0 million. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of July 31, 2008, the borrowings and guarantees under the Global Facility totaled approximately $144.6 million, represented by borrowings of $109.3 million and outstanding guarantees of $35.3 million and we had approximately $5.4 million of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding those companies registered in South Africa.
The South African Facility consists of a credit facility in the amount of $100.0 million. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. As of July 31, 2008, the borrowings and guarantees under the South African Facility totaled approximately $71.0 million represented by borrowings of $3.2 million and outstanding guarantees of $67.8 million and we had approximately $29.0 million of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.
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

The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. The company is required to repay approximately $33.3 million or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including July 13, 2011. The company’s obligations under the Senior Notes and the Note Purchase Agreement are guaranteed by the company and selected subsidiaries.
The Note Purchase Agreement and the Facility Agreement require the company to comply with certain customary financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before income taxes depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the company fail to comply with these covenants, all or a portion of the obligations under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided thereunder would no longer be available.
In the fourth quarter of fiscal 2008, we entered into amendments to each of the Facility Agreement and the Note Purchase Agreement to increase the amount available for our capital lease facilities from $40.0 million to $90.0 million, effective October 31, 2007. In the first quarter of fiscal 2009, we entered into an amendment to the Facility Agreement further increasing the amount available for our operating rental expenses from $120.0 million to $165.0 million per annum and amending certain other provisions. As part of this amendment, we obtained waivers, waiving certain non-financial covenants, relating to collective bargaining agreements and permitted indebtedness. As of July 31, 2008, we were in compliance with the covenants in the Note Purchase Agreement and the covenants in the Facility Agreement.
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
Critical Accounting Estimates
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
There have been no significant changes in the company’s critical accounting policies during the first half of fiscal 2009.

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
As of July 31, 2008, there had been no material changes to our exposure to market risks since January 31, 2008, as described in our annual report on Form 10-K for the fiscal year ended January 31, 2008 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our annual report on Form 10-K for the fiscal year ended January 31, 2008.
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
Under the direction and participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company has evaluated the company’s disclosure controls and procedures as of July 31, 2008, the end of the period covered by this report. Based upon that evaluation the company’s management including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, solely as a result of the material weaknesses in internal control over financial reporting referenced below.

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
While we have taken, and are in the process of taking, a number of corrective actions with respect to the material weaknesses in our internal control over financial reporting identified above, such material weaknesses had not yet been remediated as of July 31, 2008. Management has hired a Tax Compliance Manager to help design and implement controls over accounting for income taxes. Management has recruited a Corporate Treasurer in addition to the two qualified accountants added during the first quarter of fiscal 2009. We expect our corrective actions to be completed by the end of our fiscal year ending January 31, 2009.
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
Except for changes related to the remediation actions described above, there was no change in the company’s internal control over financial reporting during the fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time, claims are made against us or we may make claims against others, including in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from engaging in certain activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. As of the date of this report, we are not a party to any material litigation except as described below.
The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this and together with their expert legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $13.2 million based on exchange rates as of July 31, 2008.
The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $14.8 million, based on exchange rates as of July 31, 2008.
The company was previously engaged through various indirect subsidiaries in the business of transportation and storage of fine works of art. The company has sold this business and the related indirect subsidiaries since the first quarter of fiscal 2009. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. The company and its insurers are working with an art expert to determine whether any damages have occurred. Although the company has sold this business, the company has retained any liabilities associated with this matter. The company believes that any ultimate liability it may have as a result of a claim may be mitigated based on a number of factors, including insurance polices in place; limitations of liability imposed by the company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the company is unable to successfully mitigate its liability, the claim and its related impact could be material.
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
In June 2008 one of our subsidiaries received a request for information issued by the European Commission (EC) requesting certain information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In July, 2008, we submitted an initial response to this request. We expect to provide further responses in the future as we gather additional information responsive to the request.
We (along with seven other global logistics providers) have been named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the United States District court in the Eastern District of New York (Precision Associates, Inc. v. Panalpina World Transport (Holding) Ltd.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S. antitrust laws.
We have incurred, and we expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, the EC, or any other regulatory body concludes that we have engaged in anti-competitive behavior, we could incur significant additional legal fees and other costs, which could include fines and/or penalties, which may be material.
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2008. The disclosures in our annual report on Form 10-K and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, except for the risk factor that is hereby amended as set forth below.
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
In June 2008, one of our subsidiaries received a request for information issued by the European Commission (EC) requesting certain information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In July, 2008, we submitted an initial response to this request. We expect to provide further responses in the future as we gather additional information responsive to the request.
There can be no assurances that additional regulatory inquiries or investigations will not be commenced by other U.S. or foreign regulatory agencies. We do not know when or how these investigations will be resolved or what, if any, actions the various governmental agencies may require us and/or any of our current or former officers, directors and employees to take as part of that resolution. A conclusion by the U.S. DOJ, the EC or by another foreign regulatory agency that we have engaged in anti-competitive behavior or other unfavorable resolution of these investigations could result in criminal sanctions and/or fines against UTi and/or certain of our current or former officers, directors and employees. Dealing with investigations and regulatory inquiries can be time consuming and distracting from the conduct of our business. We have incurred, and expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations.
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
The resolution of the pending investigations by the U.S. DOJ, the EC and other foreign governmental agencies, dealing with any future domestic or foreign governmental investigations, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to these matters could result in significant costs and expenses and the diversion of the attention of key employees. If any of the governmental investigations results in a determination adverse to us and/or our current or former officers, directors and employees or if we do not prevail in the civil litigation, we may be subject to criminal prosecution and substantial fines and penalties and liable for damages. Furthermore, any negative outcome or publicity that may occur from these investigations and litigation could impact our relationships with customers and our ability to generate revenue. These or other negative developments with respect to such governmental investigations or civil litigation could harm our business, operating results, cash flow, financial condition, reputation and prospects.

Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on June 9, 2008, to elect one class “B” director to our Board of Directors for a term of three years and until his successor is duly elected and qualified and to ratify the appointment of Deloitte & Touche LLP as independent registered public accountants of the company.
The following individual was elected as class “B” director and received the number of votes indicated below:

Name of Nominee	Votes For	Votes Withheld
Leon J. Level	84,885,681	2,379,676
In addition, Brian D. Belchers, C. John Langley, Jr., Roger I. MacFarlane, J. Simon Stubbings, C. John Langley, Jr., Allan M. Rosenzweig, and Matthys J. Wessels, each a continuing director of the company, continued their respective terms of office as a director after the annual meeting of shareholders. J. Simon Stubbings retired as a director and as Chairman of the Board immediately following the annual meeting of shareholders.

The appointment of Deloitte & Touche LLP was ratified as follows:

Votes For	Votes Against	Abstentions
86,861,850	383,958	19,549
Item 6. Exhibits

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

10.1+	Amendment to Employment Agreement between Mr. Wessels and the company, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed June 9, 2008)

10.2+	Amendment to Employment Agreement between Mr. MacFarlane and the company, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed June 9, 2008)

10.3+	UTi Worldwide Inc. Supplemental Benefits Allowance Program, effective June 9, 2008 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed June 11, 2008)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: September 9, 2008	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer

Date: September 9, 2008	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

10.1+	Amendment to Employment Agreement between Mr. Wessels and the company, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed June 9, 2008)

10.2+	Amendment to Employment Agreement between Mr. MacFarlane and the company, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed June 9, 2008)

10.3+	UTi Worldwide Inc. Supplemental Benefits Allowance Program, effective June 9, 2008 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed June 11, 2008)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.