Form 10-Q
period 2008-10-31
UTi WORLDWIDE INC
filed 2008-12-10
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2008
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
Yes ☐      No ☑
At December 8, 2008, the number of shares outstanding of the issuer’s ordinary shares was 99,857,517.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended October 31, 2008

- i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Income
For the three and nine months ended October 31, 2008 and 2007
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
		(Unaudited)
Revenues	$1,210,107	$1,179,677	$3,649,644	$3,164,079

Freight consolidation costs	801,945	790,803	2,435,998	2,076,056
Staff costs	211,881	205,698	651,304	584,496
Depreciation and amortization	10,727	9,973	31,932	29,027
Amortization of intangible assets	3,458	2,051	9,639	6,089
Restructuring and impairments	—	—	6,036	—
Other operating expenses	128,252	122,614	393,610	345,522

Operating income	53,844	48,538	121,125	122,889
Interest income	4,411	2,713	10,813	7,627
Interest expense	(8,502)	(6,637)	(23,502)	(19,380)
Other income, net	1,047	3,224	1,680	2,690

Pretax income	50,800	47,838	110,116	113,826
Provision for income taxes	14,237	12,284	29,692	31,087

Income before minority interests	36,563	35,554	80,424	82,739
Minority interests	(770)	(807)	(2,803)	(2,539)

Income from continuing operations	35,793	34,747	77,621	80,200

Discontinued operations:

Operating income, net of tax	—	138	144	472
Gain on sale, net of tax	2,088	—	7,404	—

Net income	$37,881	$34,885	$85,169	$80,672

Basic earnings per share:
Continuing operations	$0.36	$0.35	$0.78	$0.81
Discontinued operations	0.02	—	0.08	—

	$0.38	$0.35	$0.86	$0.81

Diluted earnings per share:
Continuing operations	$0.36	$0.35	$0.77	$0.80
Discontinued operations	0.02	—	0.07	—

	$0.38	$0.35	$0.84	$0.80

Number of weighted average shares used for per share calculations:
Basic shares	99,511,519	99,274,975	99,342,654	99,017,693
Diluted shares	100,892,907	100,347,982	100,935,780	100,223,934
See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
As of October 31, 2008 and January 31, 2008
(in thousands, except share amounts)

	October 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$247,606	$289,141
Trade receivables (net of allowance for doubtful accounts of $13,763 and $16,356 as of October 31, 2008 and January 31, 2008, respectively)	841,525	865,019
Deferred income tax assets	19,345	18,768
Other current assets	88,031	79,207

Total current assets	1,196,507	1,252,135
Property, plant and equipment (net of accumulated depreciation of $128,931 and $135,859 as of October 31, 2008 and January 31, 2008, respectively)	163,493	154,123
Goodwill	479,021	537,429
Other intangible assets, net	85,844	80,432
Investments	3,108	2,765
Deferred income tax assets	16,597	17,311
Other non-current assets	16,108	30,481

Total assets	$1,960,678	$2,074,676

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$103,695	$113,199
Short-term bank borrowings	5,749	5,913
Current portion of long-term bank borrowings	66,667	33,333
Current portion of capital lease obligations	16,643	21,701
Trade payables and other accrued liabilities	720,989	817,058
Income taxes payable	14,940	12,622
Deferred income tax liabilities	4,335	5,030

Total current liabilities	933,018	1,008,856

Long-term bank borrowings	149,574	178,047
Capital lease obligations	21,668	30,612
Deferred income tax liabilities	39,016	38,063
Retirement fund obligations	4,581	4,287
Other non-current liabilities	17,489	19,322

Minority interests	18,409	21,289

Commitments and contingencies

Shareholders’ equity:
Common stock — ordinary shares of no par value: 99,857,517 and 99,414,963 shares issued and outstanding as of October 31, 2008 and January 31, 2008, respectively	448,203	435,355
Retained earnings	428,264	349,237
Accumulated other comprehensive loss	(99,544)	(10,392)

Total shareholders’ equity	776,923	774,200

Total liabilities and shareholders’ equity	$1,960,678	$2,074,676

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the nine months ended October 31, 2008 and 2007
(in thousands)

	Nine months ended
	October 31,
	2008	2007
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$85,169	$80,672
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs, net	8,107	6,872
Depreciation and amortization	32,157	29,304
Amortization of intangible assets	9,639	6,089
Deferred income taxes	96	(329)
Uncertain tax positions	(1,918)	—
Gain on sale of subsidiaries	(7,404)	—
Tax benefit relating to exercise of stock options	868	1,211
Excess tax benefits from share-based compensation	(464)	(402)
Gain on disposal of property, plant and equipment	(1,050)	(20)
Minority interest and other	3,560	195
Changes in operating assets and liabilities:
Increase in trade receivables	(91,920)	(172,763)
Increase in other current assets	(15,702)	(1,309)
Increase in trade payables	32,055	50,063
Increase in accrued liabilities and other liabilities	19,615	37,873

Net cash provided by operating activities	72,808	37,456

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(39,365)	(23,720)
Proceeds from disposal of property, plant and equipment	2,453	2,049
Proceeds from sale of subsidiary	11,995	—
Decrease/(increase) in other non-current assets	4,721	(3,655)
Acquisitions and contingent earn-out payments	(30,736)	(66,410)
Other	(3,735)	(922)

Net cash used in investing activities	(54,667)	(92,658)

FINANCING ACTIVITIES:
Increase in bank lines of credit	5,378	15,285
Increase/(decrease) in short-term borrowings	198	(1,700)
Repayment of long-term bank borrowings	(307)	(484)
Repayment of capital lease obligations	(18,953)	(15,517)
Dividends paid to minority interests	(567)	—
Net proceeds from the issuance of ordinary shares	4,422	4,746
Excess tax benefits from share-based compensation	464	402
Dividends paid	(6,141)	(5,926)

Net cash used in financing activities	(15,506)	(3,194)

Effect of foreign exchange rate changes on cash and cash equivalents	(44,170)	18,377

Net decrease in cash and cash equivalents	(41,535)	(40,019)
Cash and cash equivalents at beginning of period	289,141	278,408

Cash and cash equivalents at end of period	$247,606	$238,389

The consolidated statements of cash flows include the activities of discontinued operations.
See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and nine months ended October 31, 2008 and 2007 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of October 31, 2008 and January 31, 2008, the consolidated statements of income for the three and nine months ended October 31, 2008 and 2007 and the consolidated statements of cash flows for the nine months ended October 31, 2008 and 2007. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended October 31, 2008 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2009 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.
All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.
Income Taxes
Income tax expense for the third quarter was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
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
Segment Reporting
The Company changed its segment reporting in the first quarter of fiscal 2009 to reflect the realignment of its management structure around its core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company’s new reportable business segments are Freight Forwarding and Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Corporate office expenses, eliminations, and various holding companies within the group structure are presented separately. In conjunction with this change, certain costs that were previously presented separately are now recorded in the Freight Forwarding and Contract Logistics and Distribution segments. These changes and reclassifications had no effect on the Company’s reported earnings, or earnings per basic and diluted share. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, all prior period segment information was reclassified to conform to this new financial reporting presentation.
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
Currency Translation
Included in other income, net for the three and nine months ended October 31, 2008, are gains on foreign exchange of $1,047 and $1,680, respectively. Other income, net for the three and nine months ended October 31, 2007, was comprised of losses on foreign exchange of $751 and $217, respectively.
Concentration of Credit Risks and Other
The Company maintains its primary cash accounts with established banking institutions around the world as of October 31, 2008. The Company estimates that approximately $218,685 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States.
Put and Call Options
In connection with the formation of the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty) Limited, which we refer to as IHD, the Company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the Company in 2010. The Company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority partner equity, when the put option becomes exercisable. Amounts included in other non-current liabilities were $1,102 and $1,547 at October 31, 2008 and January 31, 2008, respectively.

In connection with the Israel Acquisition, the Company granted put and call options to the minority shareholder providing the shareholder with a right to put their 25% share of the surviving corporation to the Company, under certain circumstances, including a change in control of UTi and a deadlock in the board of the surviving corporation. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority shareholder equity, if the put option becomes exercisable. Amounts included in other non-current liabilities were not material to the consolidated financial statements at October 31, 2008.
Reclassifications
Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. In accordance with SFAS No. 131, all prior period segment information has been reclassified to conform to the current presentation. Operating income from discontinued operations, net of tax, for the prior year’s consolidated financial statements, has been reclassified to conform to the current presentation.
NOTE 2. Recent Accounting Pronouncements
In November 2008, the FASB ratified Emerging Issues Task Force (EITF), Issue No. 08-8 "for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary.” EITF 08-8 clarifies whether a financial instrument whose payoff to the counterparty is based on the stock of the reporting entity’s consolidated subsidiary could be considered indexed to that reporting entity’s own stock in the consolidated financial statements. EITF 08-8 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of EITF 08-8 may have on its consolidated results of operations and financial position.
In November 2008, the FASB ratified EITF, Issue No. 08-6 “Equity-Method Investment Accounting.” EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. Equity-method investment should be subject to other-than-temporary impairment analysis. It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of EITF 08-6 may have on its consolidated results of operations and financial position.
In June 2008, the FASB, ratified EITF, Issue No. 08-3 “Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements.” EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of EITF 08-3 may have on its consolidated results of operations and financial position.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. While the effective date of this pronouncement has not yet been determined, the Company is currently evaluating the impact the adoption of SFAS No. 162 may have on its consolidated results of operations and financial position.
In April 2008, the FASB issued Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted FSP 142-3 on February 1, 2008. The adoption of FSP 142-3 did not have a significant impact on the Company’s consolidated results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities; An amendment of FASB Statement No. 133. This Statement is intended to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161, requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact the adoption of SFAS No. 161 may have on its notes to consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of Accounting Research Bulletin (ARB) No. 51. This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of SFAS No. 160 may have on its consolidated results of operations and financial position.
In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. This Statement retained the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement, which is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications to Statement 141. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this statement before that date. The Company is currently evaluating the impact the adoption of SFAS No. 141(R) may have on its consolidated results of operations and financial position.
In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (EITF 06-11). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in common stock. The amount recognized in common stock should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The Company adopted EITF 06-11 on February 1, 2008. The adoption of EITF 06-11 did not have a significant the impact on the Company’s consolidated results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company adopted SFAS No. 159, at February 1, 2008, but did not elect fair value as an alternative as provided in the Statement.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” supplemented by FASB FSP 157-1, 2 and 3. SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 is effective for the Company for fiscal years beginning February 1, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 beginning in the first quarter of fiscal 2009, except for certain nonfinancial assets and liabilities for which it will adopt the provisions of SFAS 157 in the first quarter of fiscal 2010. For further information regarding SFAS No. 157, see Note 14, “Fair Value Disclosures.”
NOTE 3. Earnings per Share

	Three months ended		Nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
Basic earnings per share:
Net income	$37,881	$34,885	$85,169	$80,672
Weighted average number of ordinary shares	99,511,519	99,274,975	99,342,654	99,017,693

Basic earnings per share:
Continuing operations	$0.36	$0.35	$0.78	$0.81
Discontinued operations	0.02	—	0.08	—

	$0.38	$0.35	$0.86	$0.81

Diluted earnings per share:
Net income	$37,881	$34,885	$85,169	$80,672
Weighted average number of ordinary shares	99,511,519	99,274,975	99,342,654	99,017,693
Incremental shares required for diluted earnings per share related to stock options/restricted share units (RSUs)	1,381,388	1,073,007	1,593,126	1,206,241

Diluted weighted average number of ordinary shares	100,892,907	100,347,982	100,935,780	100,223,934

Diluted earnings per share:
Continuing operations	$0.36	$0.35	$0.77	$0.80
Discontinued operations	0.02	—	0.07	—

	$0.38	$0.35	$0.84	$0.80

Cash dividends declared per share	$—	$—	$0.06	$0.06

The weighted-average diluted shares outstanding for the three and nine months ended October 31, 2008, exclude options to purchase 2,792,269 shares and 2,378,605 shares, respectively, because such options are anti-dilutive (their exercise price exceeds the average market price of the Company’s common stock during the periods). The weighted-average diluted shares outstanding for the three and nine months ended October 31, 2007, excludes the anti-dilutive effects of options to purchase 355,954 and 281,218 shares.

NOTE 4. Other Comprehensive Income

	Three months ended		Nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
Net income	$37,881	$34,885	$85,169	$80,672
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	(99,915)	33,570	(89,244)	56,791
Amortization of unrecognized net pension loss	31	(71)	92	(207)

Comprehensive income	$(62,003)	$68,384	$(3,983)	$137,256

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

	Three months ended October 31, 2008
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total
Revenues	$844,813	$365,294	$—	$1,210,107

Freight consolidation costs	653,918	148,027	—	801,945
Staff costs	99,101	110,149	2,631	211,881
Depreciation and amortization	4,213	6,470	44	10,727
Amortization of intangible assets	1,316	2,142	—	3,458
Other operating expenses	42,424	82,235	3,593	128,252

Total operating expenses	800,972	349,023	6,268	1,156,263

Operating income/(loss)	$43,841	$16,271	$(6,268)	53,844

Interest income				4,411
Interest expense				(8,502)
Other income, net				1,047

Pretax income				50,800
Provision for income taxes				14,237

Income before minority interests				36,563
Minority interests				(770)

Income from continuing operations				35,793
Discontinued operations
Operating income, net of tax				—
Gain on sale, net of tax				2,088

Net income				$37,881

Capital expenditures	$6,059	$5,738	$338	$12,135

Segment assets	$1,020,668	$878,993	$61,017	$1,960,678

	Three months ended October 31, 2007
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total
Revenues	$812,141	$367,536	$—	$1,179,677

Freight consolidation costs	645,666	145,137	—	790,803
Staff costs	84,655	118,169	2,874	205,698
Depreciation and amortization	3,506	6,387	80	9,973
Amortization of intangible assets	—	2,051	—	2,051
Other operating expenses	38,775	81,300	2,539	122,614

Total operating expenses	772,602	353,044	5,493	1,131,139

Operating income/(loss)	$39,539	$14,492	$(5,493)	48,538

Interest income				2,713
Interest expense				(6,637)
Other income, net				3,224

Pretax income				47,838
Provision for income taxes				12,284

Income before minority interests				35,554
Minority interests				(807)

Income from continuing operations				34,747
Discontinued operations
Operating income, net of tax				138
Gain on sale, net of tax				—

Net income				$34,885

Capital expenditures	$8,142	$8,508	$7,290	$23,940

Segment assets	$1,224,357	$789,702	$38,601	$2,052,660

	Nine months ended October 31, 2008
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total
Revenues	$2,547,142	$1,102,502	$—	$3,649,644

Freight consolidation costs	1,986,297	449,701	—	2,435,998
Staff costs	301,161	342,822	7,321	651,304
Depreciation and amortization	11,928	19,793	211	31,932
Amortization of intangible assets	3,006	6,633	—	9,639
Restructuring and impairments	2,382	3,654	—	6,036
Other operating expenses	131,704	248,592	13,314	393,610

Total operating expenses	2,436,478	1,071,195	20,846	3,528,519

Operating income/(loss)	$110,664	$31,307	$(20,846)	121,125

Interest income				10,813
Interest expense				(23,502)
Other income, net				1,680

Pretax income				110,116
Provision for income taxes				29,692

Income before minority interests				80,424
Minority interests				(2,803)

Income from continuing operations				77,621
Discontinued operations
Operating income, net of tax				144
Gain on sale, net of tax				7,404

Net income				$85,169

Capital expenditures	$34,493	$22,054	$8,316	$64,863

Segment assets	$1,020,668	$878,993	$61,017	$1,960,678

	Nine months ended October 31, 2007
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total
Revenues	$2,118,453	$1,045,626	$—	$3,164,079

Freight consolidation costs	1,658,257	417,799	—	2,076,056
Staff costs	243,522	332,048	8,926	584,496
Depreciation and amortization	9,950	18,890	187	29,027
Amortization of intangible assets	—	6,089	—	6,089
Other operating expenses	108,524	229,482	7,516	345,522

Total operating expenses	2,020,253	1,004,308	16,629	3,041,190

Operating income/(loss)	$98,200	$41,318	$(16,629)	122,889

Interest income				7,627
Interest expense				(19,380)
Other income, net				2,690

Pretax income				113,826
Provision for income taxes				31,087

Income before minority interests				82,739
Minority interests				(2,539)

Income from continuing operations				80,200
Discontinued operations
Operating income, net of tax				472
Gain on sale, net of tax				—

Net income				$80,672

Capital expenditures	$19,000	$19,673	$8,659	$47,332

Segment assets	$1,224,357	$789,702	$38,601	$2,052,660

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

	Three months ended October 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total
EMENA	$284,813	$62,985	$347,798	$235,161	$60,876	$296,037
Americas	171,385	214,768	386,153	162,219	218,873	381,092
Asia Pacific	289,690	9,723	299,413	319,342	9,112	328,454
Africa	98,925	77,818	176,743	95,419	78,675	174,094

Total	$844,813	$365,294	$1,210,107	$812,141	$367,536	$1,179,677

	Nine months ended October 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total
EMENA	$878,102	$201,390	$1,079,492	$616,594	$173,512	$790,106
Americas	502,930	644,148	1,147,078	440,160	630,530	1,070,690
Asia Pacific	870,480	26,516	896,996	794,697	23,885	818,582
Africa	295,630	230,448	526,078	267,002	217,699	484,701

Total	$2,547,142	$1,102,502	$3,649,644	$2,118,453	$1,045,626	$3,164,079

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 31, 2008 are as follows:

		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Total
Balance at February 1, 2008	$188,691	$348,738	$537,429
Acquisitions and contingent earn-out payments	467	600	1,067
Purchase price allocation and other adjustments	(13,521)	186	(13,335)
Disposals	—	(1,463)	(1,463)
Foreign currency translation	(9,781)	(34,896)	(44,677)

Balance at October 31, 2008	$165,856	$313,165	$479,021

The acquisitions of companies in Israel and South Africa in 2008 resulted in a preliminary purchase price allocation between goodwill and intangible assets that was recorded as of January 31, 2008. The process of valuing the assets, liabilities and intangibles acquired in connection with these acquisitions was completed in the third quarter of fiscal 2009 and resulted in purchase price allocation adjustments as of October 31, 2008 to increase intangible assets and deferred tax liabilities by $15,141 and $4,391, respectively, and to reduce goodwill by $13,335, as well as other amounts that were not material to the consolidated financial statements.
In accordance with SFAS No. 142, the Company performs an annual review of its goodwill for impairment as of the second quarter ending July 31 of each fiscal year or when an event or a change in facts or circumstances indicates the fair value of a reporting unit may be below its carrying amount. The Company completed the required annual impairment test during the second quarter of fiscal 2009. No impairment was determined based on the results of the annual goodwill impairment test. However, given the current economic conditions, deterioration in the financial markets, and volatility in the stock markets, the Company evaluated whether a triggering event, as defined by SFAS No. 142, had occurred in the quarter ended October 31, 2008. Based on the facts and circumstances known to the Company, including its financial results for the nine months ended October 31, 2008 as compared to its forecasted results, the Company determined that a triggering event had not occurred. During the fourth quarter of fiscal 2009, the Company will continue to assess whether a triggering event has occurred, and if required, will perform the first step of the goodwill impairment test in accordance with SFAS No. 142. If a triggering event is determined to have occurred, and the results of the first step of the impairment test indicates an impairment exists, the Company will proceed to the second step of the goodwill impairment test, which could result in a goodwill impairment charge in the Company’s consolidated financial statements.
The amortizable intangible assets as of October 31, 2008 and January 31, 2008 relate primarily to the estimated fair value of the customer contracts and relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets as of October 31, 2008 and January 31, 2008 are as follows:

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of October 31, 2008:
Customer contracts and relationships	$109,125	$(31,212)	$77,913
Non-compete agreements	2,850	(2,422)	428
Other	2,652	(1,266)	1,386

Total	$114,627	$(34,900)	$79,727

As of January 31, 2008:
Client contracts and relationships	$92,496	$(21,984)	$70,512
Non-compete agreements	3,151	(2,557)	594
Other	2,701	(720)	1,981

Total	$98,348	$(25,261)	$73,087

Amortization of intangible assets totaled $3,458 and $9,639 for the three and nine months ended October 31, 2008, respectively, and $2,051 and $6,089 for the three and nine months ended October 31, 2007, respectively. The following table shows the expected amortization expense for these intangible assets for the current and each of the next four fiscal years ending January 31,

2009	$15,349
2010	14,707
2011	14,404
2012	13,401
2013	12,983
In addition to its amortizable intangible assets, the Company also had $6,117 and $7,345 of intangible assets not subject to amortization as of October 31, 2008 and January 31, 2008, respectively, related to trademarks acquired primarily with IHD.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Nine months ended
	October 31,
	2008	2007
Net cash paid for:
Interest	$18,221	$16,768
Income taxes	38,121	29,198
Non-cash activities:
Capital lease obligations incurred to acquire assets	11,757	23,612
Liability incurred for software license agreement	3,386	—
Adjustment to initially adopt FIN No. 48	—	4,010

UTi is a holding company and relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the Company and UTi’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of its bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries could declare may be limited by exchange controls.
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
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with its expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $9,788 based on exchange rates as of October 31, 2008.
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12,039 based on exchange rates as of October 31, 2008.
The Company was previously engaged, through various indirect subsidiaries, in the business of transportation and storage of fine works of art. The Company sold this business and the related indirect subsidiaries during the first nine months of fiscal 2009. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The Company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. The Company and its insurers are working with an art expert to determine whether any damages have occurred. Although the Company has sold this business, the Company has retained any liabilities associated with this matter. The Company believes that any ultimate liability it may have as a result of a claim may be mitigated based on a number of factors, including insurance polices in place; limitations of liability imposed by the Company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the Company is unable to successfully mitigate its liability, the claim and its related impact could be material to the Company’s consolidated results of operations.

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
In June 2008, one of the Company’s subsidiaries received a request for information issued by the European Commission (EC) requesting certain information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In July 2008, the Company submitted an initial response to this request. The Company expects to provide further responses in the future as the Company gathers additional information responsive to the request.
The Company (along with several other global logistics providers) has been named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the United States District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under United States (U.S.) antitrust laws.
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

The components of net periodic pension cost for the Company’s defined benefit plans consists of:

	Three months ended		Nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
Service cost	$216	$440	$648	$1,320
Interest cost	581	590	1,743	1,770
Expected return on assets	(573)	(528)	(1,719)	(1,584)
Amortization of unrecognized net loss	44	100	132	300

Net periodic defined benefit pension cost	$268	$602	$804	$1,806

For the nine months ended October 31, 2008, the Company contributed approximately $674 to its defined benefit pension plans.
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
Share-Based Compensation Activity
A summary of the employee share-based compensation activity for the nine months ended October 31, 2008 is as follows:

	2004 LTIP				2000 Stock Option Plan
		Weighted		Weighted		Weighted
	Shares	average	Restricted	average	Shares	average
	subject to	exercise	share	grant date	subject to	exercise
	stock options	price	units	fair value	stock options	price
Outstanding balance at January 31, 2008	1,916,789	$21.07	753,571	$23.51	1,993,914	$6.75
Granted	79,390	19.70	714,511	19.72	—	—
Exercised/vested	(107,198)	16.44	(25,781)	19.91	(252,071)	6.93
Cancelled/forfeited	(112,610)	23.74	(40,882)	24.14	(10,800)	8.26

Outstanding balance at October 31, 2008	1,776,371	$21.13	1,401,419	$21.59	1,731,043	$6.72

The Company also grants performance share awards to certain employees, which are awards of restricted share units that only vest if the Company meets minimum performance targets (the “Performance Shares”). If at the end of the 3 year vesting period, the Company’s performance falls between the minimum and maximum targets, a percentage of the Performance Shares ranging from 0% to 150% will vest depending on the performance achieved. If the Company does not achieve the minimum performance target, none of the Performance Shares will vest and no shares will be issued.

A summary of the non-employee share-based compensation activity for the nine months ended October 31, 2008 is as follows:

	2004
	Directors Incentive Plan		Directors Option Plan
		Weighted	Shares	Weighted
	Restricted	average	subject to	average
	share	grant date	stock	exercise
	units	fair value	options	price
Outstanding balance at January 31, 2008	13,968	$27.71	108,000	$9.59
Granted	13,180	22.76	—	—
Exercised/vested	(13,968)	27.71	—	—

Outstanding balance at October 31, 2008	13,180	$25.04	108,000	$9.59

In connection with its share-based compensation plans, the Company recorded approximately $2,674 and $2,616, of share-based compensation expense for the three months ended October 31, 2008 and 2007, respectively. In connection with its share-based compensation plans, the Company recorded approximately $8,107 and $6,872, of share-based compensation expense for the nine months ended October 31, 2008 and 2007, respectively. As of October 31, 2008, the Company had approximately $25,028 of total unrecognized compensation related to share-based compensation to be expensed over the period through October 2013.
NOTE 11. Borrowings
The Company has various credit and guarantee facilities, including a global credit facility (refer to discussion below). At October 31, 2008, these facilities totaled approximately $342,487, and the Company’s borrowing capacities under these facilities totaled approximately $200,704. Borrowings under these facilities totaled approximately $85,334 as of October 31, 2008 and we had approximately $115,370 of available, unused borrowing capacity. At October 31, 2008, the Company’s guarantee facilities totaled approximately $141,783.
The purpose of these facilities is to provide the Company with working capital, customs bonds and guarantees and funds for general corporate purposes. Due to the global nature of the Company, a number of financial institutions are utilized to provide the above mentioned facilities.
On July 13, 2006, the Company and certain of its subsidiaries entered into a global credit facility pursuant to an agreement (Facility Agreement) with various financial institutions which are party thereto. The Facility Agreement provides for an aggregate availability of up to $250,000 of borrowings, guarantees and letters of credit. The aggregate initial availability under the Facility Agreement was reduced to $240,624 during the period due to mandatory Facility Agreement paydowns related to asset sales undertaken by the Company. The Facility Agreement matures on July 13, 2009. The Company’s obligations under the Facility Agreement are guaranteed by the Company and selected subsidiaries.
The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $140,624. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of October 31, 2008, the borrowings and guarantees under the Global Facility totaled approximately $100,376, represented by borrowings of $64,395 and outstanding guarantees of $35,981 and we had approximately $40,248 of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding those companies registered in South Africa.
The South African Facility consists of a credit facility in the amount of $100,000. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. As of October 31, 2008, the borrowings and guarantees under the South African Facility totaled approximately $51,518 represented by borrowings of $47 and outstanding guarantees of $51,471 and we had approximately $48,482 of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.

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
In the fourth quarter of fiscal 2008, we entered into amendments to each of the Facility Agreement and the Note Purchase Agreement to increase the amount available for our capital lease facilities from $40,000 to $90,000, effective October 31, 2007. During the first quarter of fiscal 2009, we entered into an amendment to the Facility Agreement increasing the amount available for our operating rental expenses from $120,000 to $165,000 per annum and amending certain other provisions. As part of this amendment, we obtained waivers, waiving certain non-financial covenants, relating to collective bargaining agreements and permitted indebtedness. As of October 31, 2008, we were in compliance with the covenants in the Note Purchase Agreement and the covenants in the Facility Agreement.
NOTE 12. Uncertain Tax Positions
The Company adopted the provisions of FIN No. 48 on February 1, 2007. A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain
	Tax
	Positions	Interest
Balance at January 31, 2008	$9,944	$1,194
Interest	—	677
Reclassifications	1,242	—
Decrease for changes in tax positions taken in a prior period	(1,571)	(347)
Foreign currency translation adjustments	(707)	(161)

Balance at October 31, 2008	$8,908	$1,363

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $6,758 as of October 31, 2008. The tax years 2005 through 2008 remain open to examination by major taxing jurisdictions to which we are subject. In addition, our previously filed tax returns are under review in various other countries in which we operate. As of October 31, 2008, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next twelve months.
NOTE 13. Restructuring and Impairments
During the fourth quarter of fiscal 2008, the Company initiated several changes in operations and incurred related restructuring and impairment charges. For the year ended January 31, 2008, the charges included for asset impairments, employee severance benefits, and other exit costs were $3,485, $2,482, and $2,428, respectively. For the nine months ended October 31, 2008, the charges included for asset impairment, employee severance and termination costs and contract termination and other costs were $293, $3,164, and $2,579, respectively. As of October 31, 2008, the Company has completed all activities under this plan.
Asset impairments
Amounts included in the provision for asset impairments for the nine months ended October 31, 2008, of $292 and $1 for Contract Logistics and Distribution and corporate, respectively, have been settled. There was no provision for asset impairments for Freight Forwarding for the nine months ended October 31, 2008. Asset impairments primarily related to the cancellation of various long-term initiatives, such as the development of certain industry verticals and information technology costs.
Employee severance benefits
Amounts included in charges for employee severance benefits expense for the nine months ended October 31, 2008 are as follows:

	Balance at	Amounts		Balance at
	January 31,	charged to	Settlements	October 31,
	2008	expense	and other	2008

Freight Forwarding	$843	$2,375	$(3,218)	$—
Contract Logistics and Distribution	997	789	(1,786)	—
Corporate	642	—	(642)	—

Total	$2,482	$3,164	$(5,646)	$—

Employee severance benefits are primarily related to the realignment of corporate and regional functions to reduce overhead costs. As of October 31, 2008, a total of 1,247 employees have been terminated. These staff reductions are primarily the result of the exit of the Company’s retail distribution business in the Africa region, the surface distribution operation of the Company’s Integrated Logistics business in the Americas region and streamlining operations and other selected non-core underperforming operations.
Other exit costs
Amounts included in charges for other exit costs for the nine months ended October 31, 2008 are as follows:

	Balance at	Amounts		Balance at
	January 31,	charged to	Settlements	October 31,
	2008	expense	and other	2008

Freight Forwarding	$158	$6	$(164)	$—
Contract Logistics and Distribution	2,270	2,572	(4,842)	—
Corporate	—	1	(1)	—

Total	$2,428	$2,579	$(5,007)	$—

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other
	Balance at	Identical	Observable	Significant
	October 31,	Assets	Inputs	Unobservable
	2008	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Cash and cash equivalents	$247,606	$247,606	$—	$—
Forward exchange contracts	387	—	387	—
Other	404	—	—	404

Total	$248,397	$247,606	$387	$404

Liabilities
Forward exchange contracts	$195	$—	$195	$—
Put options and other	2,020	—	—	2,020

Total	$2,215	$—	$195	$2,020

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
The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended October 31, 2008:

	Assets	Liabilities
Beginning balance at February 1, 2008	$—	$1,532
Net change in fair value included in earnings	23	(640)
Additions	381	1,128

Ending balance at October 31, 2008	$404	$2,020

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
NOTE 15. Discontinued Operations
Effective July 31, 2008, the Company entered into an agreement to sell substantially all of its art packing, shipping and storing business, consisting of the shares of three wholly-owned subsidiaries and one subsidiary with 51% ownership interest, as well as the assets of a fine arts department of another wholly-owned subsidiary. The net proceeds of $7,113 resulted in a gain on sale of discontinued operations of $5,316, net of tax.

Effective August 1, 2008, the Company entered into an agreement to sell substantially all of the assets of its remaining art packing, shipping and storing business. The net proceeds of $2,011 resulted in a gain of $2,088, net of tax. As described in Note 8, the Company has retained certain liabilities related to this business.
Revenues and net income from the discontinued operations were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Revenues	$—	$3,368	$6,839	$9,306

Pre-tax operating income/(loss) from discontinued operations	—	309	127	689
Provision for income taxes/(income tax benefit)	—	76	29	161
Minority interest	—	(95)	46	(56)
Gain on sale, net of tax	2,088	—	7,404	—

Net income from discontinued operations	$2,088	$138	$7,548	$472

There were no material assets and liabilities of the discontinued operations held by the Company as of October 31, 2008. Assets and liabilities of the discontinued operations held by the Company were $3,350 and $3,851, respectively, as of January 31, 2008.
NOTE 16. Subsequent Events
On December 3, 2008, the company’s management approved an information technology restructuring plan designed to consolidate the company’s information technology resources, eliminate redundancies, reduce costs and improve client services. The information technology restructuring plan includes outsourcing certain information technology functions and support, and is expected to ultimately result in a reduction in the company’s global IT workforce by approximately 250-275 employees. The company anticipates completing the implementation of the information technology restructuring plan during the second quarter of fiscal 2010.
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
The company’s operations are principally managed by core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. As discussed in Note 1, “Presentation of Financial Statements”, in our consolidated financial statements included in this quarterly report, during the first quarter of fiscal 2009, we realigned our operations into the following reportable segments: Freight Forwarding and Contract Logistics and Distribution. Corporate office expenses, eliminations, and various holding companies within the group structure are presented separately. In conjunction with this change, certain costs that were previously presented separately are now recorded in the Freight Forwarding and Contract Logistics and Distribution segments. These changes and reclassifications had no effect on the company’s reported earnings, or earnings per basic and diluted share. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, all prior period segment information was reclassified to conform to this new financial reporting presentation.
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
CLIENTasONE Strategy
In the first quarter of fiscal 2008, we began to communicate the goals of our five-year strategic operating plan, which we refer to as “CLIENTasONE”. Under CLIENTasONE, we are undertaking various efforts to attempt to increase the number and size of our clients and our revenue, improve our operating performance, develop and implement new systems and continuously train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage client relationships, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.
We are involved in a large scale IT development program which we refer to as “4asONE.” This program is aimed at establishing a single system and set of global processes for our freight forwarding business and global financial management. It is designed to increase efficiency through the adoption of shared services and enabling technologies. The program was initially scheduled to be deployed starting in fiscal 2010, with deployment continuing through fiscal 2012. Through fiscal year 2012, we initially expected to invest approximately $83.0 million in the 4asONE program. The program is currently in a business process blueprinting phase, which is expected to be completed at the end of our second quarter of fiscal 2010. The company’s recently announced IT restructuring plan discussed below is also a necessary first step in the 4asONE program. Following the completion of the business process blueprinting phase, we will assess the current scope and deployment schedule as well as the anticipated costs and benefits of the overall program. As with any significant IT-enabled business transformation, we face various challenges and risks with regard to our 4asONE program, including risks associated with cost increases and changes to our anticipated cost structure, technical difficulties and delays associated with the development and implementation of 4asONE. As a result of these and other issues, the anticipated costs, expected benefits, overall scope and/or deployment schedule may change, and these changes may be material.
Information Technology Restructuring Plan
On December 3, 2008, the company’s Executive Board approved an information technology restructuring plan designed to consolidate the company’s information technology resources, eliminate redundancies, reduce costs and improve client services. The information technology restructuring plan includes outsourcing certain information technology functions and support, and is expected to ultimately result in a reduction in the company’s global IT workforce by approximately 250 to 275 employees. The company anticipates completing the implementation of the information technology restructuring plan during the second quarter of fiscal 2010.
In connection with the implementation of the information technology restructuring plan, the company expects to incur aggregate pre-tax restructuring costs of approximately $6.8 to $8.0 million, of which approximately 75% is expected to be incurred in the fourth quarter of fiscal 2009 and the remainder of which is expected to be incurred in the first and second quarters of fiscal 2010. Such costs include:
•	Advisory and ancillary fees estimated to be between $1.8 to $2.0 million; and

•	Employee severance, termination and other employee related costs estimated to be between $5.0 and $6.0 million.
All of the costs associated with the information technology restructuring plan are expected to be cash expenditures.
Excluding the restructuring costs noted above, the company anticipates that the net cost of outsourcing the information technology functions and support for fiscal 2010 will be approximately $1.5 to $2.5 million on a pre-tax basis, after taking into account the savings expected to be realized from the head count reductions and the elimination of redundancies during the same period. Thereafter, the company expects to realize annual net savings of approximately $5.0 to $6.0 million on a pre-tax basis compared to the amount it is currently spending on information technology.
Effect of Foreign Currency Translation on Comparison of Results
Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes will be affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower revenues reported; however, as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect will occur if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net carrying value of our assets. We cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

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
Acquisitions that we completed on or after February 1, 2007 affect the comparison of our operating results between the third quarter of fiscal 2009 versus the comparable prior-year period.
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
We made several smaller acquisitions in fiscal 2007. Effective January 26, 2007, we acquired 100% of the outstanding shares of Cargoforte Sp. Zo.o (which we refer to as Cargoforte), a Polish company involved in freight forwarding and contract logistics for an initial purchase price of approximately $1.0 million in cash. Our acquisition of Cargoforte is subject to a maximum contingent earn-out of $20.0 million, which is offset against the initial purchase price and is to be calculated based on a multiple of the acquired operation’s future earnings for each of the four twelve-month periods in the period ending January 31, 2011. We made a payment in the amount of $0.3 million in July 2008 relating to the twelve month period ended January 31, 2008. Effective December 18, 2006, we acquired 100% of the outstanding shares of WEST Pharma Logistics, s.r.o, which we have subsequently renamed UTi Pharma Slovakia, s.r.o. (which we refer to as Pharma), a contract logistics company located in Slovakia, for an initial purchase price of approximately $1.1 million. We also anticipate making two contingent earn-out payments related to our acquisition of

Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.
Effective November 17, 2006, we acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span, for an initial cash payment of approximately $22.0 million. Span, headquartered in Markham, near Toronto, Ontario, Canada, is a value-added provider of integrated and customized supply chain management solutions, primarily in North America. The initial purchase price was also subject to a working capital adjustment. In addition to the initial payment, the terms of the acquisition agreement provided for an additional payment of up to a maximum of $28.0 million, less any working capital adjustment based on the performance of Span for the fiscal year ended January 31, 2008. We made the final earn-out payment of $27.2 million in May 2008.
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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan, anticipated changes in certain tax benefits, anticipated costs, benefits and timing associated with the 4asOne project, the anticipated outcome of litigation, expectations regarding the company’s ability to refinance its existing credit facilities, expected trends in revenue, the anticipated impact of various cost reduction efforts and the expected timing and anticipated impact of the proposed information technology restructuring plan and the estimated costs, savings and benefits associated with the plan. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the recent global economic slowdown that is adversely affecting trade volumes and the financial condition of many of our customers; volatility and uncertainty in global capital and credit markets which may adversely impact our operations and our ability to refinance our outstanding indebtedness and credit facilities or otherwise raise capital; our clients’ demand for our services; the impact of cost reduction measures recently undertaken by the company and the amount and timing of the expected benefits from such measures; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of, the ongoing publicly announced investigations by the U.S. Department of Justice, the European Commission and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies and of the realignment of the company’s executive management structure; with respect to the information technology restructuring plan specifically, unexpected severance and employee termination costs, delays in the completion of the proposed restructuring, higher than expected outsourcing costs, factors impacting the functionality of our information technology systems resulting in increased costs and unexpected delays in the proposed information technology restructuring plan; and other factors outside our control; disruptions caused by epidemics, conflicts, wars and terrorism; and the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed with the Securities and Exchange Commission (SEC) (together with any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q, including this quarterly report), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results for the third quarter and first three quarters of fiscal 2009 compared to the third quarter and first three quarters of fiscal 2008. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2008, which are included in our Annual Report on Form 10-K for the year ended January 31, 2008, on file with the SEC. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
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
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. All comparative figures have been re-classified to reflect the above changes. For the purposes of management discussion and analysis, net revenues is the term management uses to describe revenues minus freight consolidation costs. Our revenues and operating income by operating segment for the three and nine months ended October 31, 2008 and 2007, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended October 31,
	2008				2007
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total
Revenues	$844,813	$365,294	$—	$1,210,107	$812,141	$367,536	$—	$1,179,677

Freight consolidation costs	653,918	148,027	—	801,945	645,666	145,137	—	790,803
Staff costs	99,101	110,149	2,631	211,881	84,655	118,169	2,874	205,698
Depreciation and amortization	4,213	6,470	44	10,727	3,506	6,387	80	9,973
Amortization of intangible assets	1,316	2,142	—	3,458	—	2,051	—	2,051
Other operating expenses	42,424	82,235	3,593	128,252	38,775	81,300	2,539	122,614

Total operating expenses	800,972	349,023	6,268	1,156,263	772,602	353,044	5,493	1,131,139

Operating income/(loss)	$43,841	$16,271	$(6,268)	$53,844	$39,539	$14,492	$(5,493)	$48,538

	Change to three months ended October 31, 2008
	from three months ended October 31, 2007
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total
Revenues	$32,672	$(2,242)	$—	$30,430	4%	(1)%	—%	3%

Freight consolidation costs	8,252	2,890	—	11,142	1	2	—	1
Staff costs	14,446	(8,020)	(243)	6,183	17	(7)	(8)	3
Depreciation and amortization	707	83	(36)	754	20	1	(45)	8
Amortization of intangible assets	1,316	91	—	1,407	—	4	—	69
Other operating expenses	3,649	935	1,054	5,638	9	1	42	5

Total operating expenses	28,370	(4,021)	775	25,124	4	(1)	14	2

Operating income/(loss)	$4,302	$1,779	$(775)	$5,306	12%	12%	14%	11%

	Nine months ended October 31,
	2008				2007
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total
Revenues	$2,547,142	$1,102,502	$—	$3,649,644	$2,118,453	$1,045,626	$—	$3,164,079

Freight consolidation costs	1,986,297	449,701	—	2,435,998	1,658,257	417,799	—	2,076,056
Staff costs	301,161	342,822	7,321	651,304	243,522	332,048	8,926	584,496
Depreciation and amortization	11,928	19,793	211	31,932	9,950	18,890	187	29,027
Amortization of intangible assets	3,006	6,633	—	9,639	—	6,089	—	6,089
Restructuring and impairments	2,382	3,654	—	6,036	—	—	—	—
Other operating expenses	131,704	248,592	13,314	393,610	108,524	229,482	7,516	345,522

Total operating expenses	2,436,478	1,071,195	20,846	3,528,519	2,020,253	1,004,308	16,629	3,041,190

Operating income/(loss)	$110,664	$31,307	$(20,846)	$121,125	$98,200	$41,318	$(16,629)	$122,889

	Change to nine months ended October 31, 2008
	from nine months ended October 31, 2007
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total
Revenues	$428,689	$56,876	$—	$485,565	20%	5%	—%	15%

Freight consolidation costs	328,040	31,902	—	359,942	20	8	—	17
Staff costs	57,639	10,774	(1,605)	66,808	24	3	(18)	11
Depreciation and amortization	1,978	903	24	2,905	20	5	13	10
Amortization of intangible assets	3,006	544	—	3,550	—	9	—	58
Restructuring and impairments	2,382	3,654	—	6,036	—	—		—
Other operating expenses	23,180	19,110	5,798	48,088	21	8	77	14

Total operating expenses	416,225	66,887	4,217	487,329	21	7	25	16

Operating income/(loss)	$12,464	$(10,011)	$(4,217)	$(1,764)	13%	(24)%	25%	(1)%

	Three months ended October 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total
EMENA	$284,813	$62,985	$347,798	$235,161	$60,876	$296,037
Americas	171,385	214,768	386,153	162,219	218,873	381,092
Asia Pacific	289,690	9,723	299,413	319,342	9,112	328,454
Africa	98,925	77,818	176,743	95,419	78,675	174,094

Total	$844,813	$365,294	$1,210,107	$812,141	$367,536	$1,179,677

	Nine months ended October 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total
EMENA	$878,102	$201,390	$1,079,492	$616,594	$173,512	$790,106
Americas	502,930	644,148	1,147,078	440,160	630,530	1,070,690
Asia Pacific	870,480	26,516	896,996	794,697	23,885	818,582
Africa	295,630	230,448	526,078	267,002	217,699	484,701

Total	$2,547,142	$1,102,502	$3,649,644	$2,118,453	$1,045,626	$3,164,079

	Three months ended October 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total
EMENA	$73,542	$42,080	$115,622	$57,074	$31,432	$88,506
Americas	44,609	112,639	157,248	43,862	127,708	171,570
Asia Pacific	46,515	6,070	52,585	42,166	6,459	48,625
Africa	26,229	56,478	82,707	23,373	56,800	80,173

Total	$190,895	$217,267	$408,162	$166,475	$222,399	$388,874

	Nine months ended October 31,
	2008			2007
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total
EMENA	$223,826	$127,076	$350,902	$155,475	$88,747	$244,222
Americas	129,837	342,897	472,734	122,485	365,008	487,493
Asia Pacific	133,798	17,018	150,816	117,101	16,621	133,722
Africa	73,384	165,810	239,194	65,135	157,451	222,586

Total	$560,845	$652,801	$1,213,646	$460,196	$627,827	$1,088,023

	Three months ended		Nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues:
Airfreight forwarding	$428,521	$439,471	$1,334,035	$1,118,606
Ocean freight forwarding	326,994	299,580	954,453	796,994
Customs brokerage	28,275	25,128	86,932	70,875
Contract logistics	172,913	164,335	515,126	466,232
Distribution	151,418	158,389	457,124	454,435
Other	101,986	92,774	301,974	256,937

Total	$1,210,107	$1,179,677	$3,649,644	$3,164,079

Freight consolidation costs:
Airfreight forwarding	$342,076	$355,096	$1,061,563	$886,071
Ocean freight forwarding	270,989	253,636	799,433	671,300
Customs brokerage	1,302	901	4,857	2,392
Contract logistics	24,309	22,990	70,144	65,407
Distribution	107,688	103,019	327,761	297,649
Other	55,581	55,161	172,240	153,237

Total	$801,945	$790,803	$2,435,998	$2,076,056

The following table shows our revenues, freight consolidation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended		Nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues:
Airfreight forwarding	35%	37%	37%	35%
Ocean freight forwarding	27	25	26	25
Customs brokerage	2	2	2	2
Contract logistics	14	14	14	15
Distribution	13	13	13	14
Other	9	9	8	9

Total revenues	100	100	100	100

Freight consolidation costs:
Airfreight forwarding	28%	30%	29%	28%
Ocean freight forwarding	22	22	22	21
Customs brokerage	*	*	*	*
Contract logistics	2	2	2	2
Distribution	9	9	9	9
Other	5	5	5	6

Total freight consolidation costs	66	68	67	66

Staff costs	18	17	18	18
Depreciation and amortization	1	1	1	1
Amortization of intangible assets	*	*	*	*
Restructuring and impairments	*	*	*	*
Other operating expenses	11	10	11	11

Total operating expenses	96	96	97	96

Operating income	4	4	3	4
Interest income	*	*	*	*
Interest expense	(1)	(1)	(1)	(1)
Other income	*	*	*	*

Pretax income	4	4	3	4
Provision for income taxes	1	1	1	1

Income before minority interests	3	3	2	3
Minority interests	*	*	*	*

Income from continuing operations	3	3	2	3
Discontinued operations:
Operating income, net of taxes	*	*	*	*
Gain on sale, net of tax	*	*	*	*

Net income	3%	3%	2%	3%

*	Less than one percent.
Three months ended October 31, 2008 compared to three months ended October 31, 2007
Total revenues increased $30.4 million, or 3%, to $1.2 billion for the third quarter of fiscal 2009, which is comparable to total revenues of $1.2 billion for the corresponding prior year period. The increase in revenue resulted from contributions from acquisitions made after August 2007 of $20.3 million and from organic growth of $32.4 million in ocean freight, customs brokerage, contract logistics and other services, offset by a reduction of $22.2 million for airfreight and distribution.

Freight forwarding revenue increased $32.7 million, or 4%, to $844.8 million for the third quarter of fiscal 2009 compared to $812.1 million for the third quarter of fiscal 2008. The increase was primarily due to increases in ocean freight revenues in our EMENA, Americas and Africa regions, increases in customs brokerage revenues in our EMENA and Africa regions, offset by decreases in airfreight revenue.
Airfreight forwarding revenue decreased $11.0 million, or 2%, to $428.5 million for the third quarter of fiscal 2009, compared to $439.5 million for the third quarter of fiscal 2008. Airfreight shipment volumes weakened during the third quarter of fiscal 2009 in conjunction with slowing growth in international trade during the third quarter of fiscal 2009 compared to the corresponding prior third quarter of fiscal 2008. This effect was partially offset by increasing fuel surcharges over the comparative periods. Airfreight yields (airfreight net revenues as a percentage of airfreight revenues) increased in the third quarter of fiscal 2009 to 20.2% compared to 19.2% for the corresponding prior year period due to a more favorable airfreight pricing environment, our purchasing initiatives, elimination of low yielding business, and the lack of a peak season during the third quarter of fiscal 2009.
Ocean freight forwarding revenues increased $27.4 million, or 9%, to $327.0 million for the third quarter of fiscal 2009, compared to $299.6 million for the third quarter of fiscal 2008. The increase was due to organic growth in each of our geographic regions; growth was particularly strong in the EMENA region due to the Israel Acquisition in October 2007, which contributed $11.7 million in ocean freight forwarding revenues during the third quarter of fiscal 2009. Ocean freight shipment volume increased during the third quarter of fiscal 2009 compared to the corresponding prior year period. Ocean freight yields (ocean freight net revenues as a percentage of ocean freight revenues) including bunker fuel costs for the quarter increased to 17.1% from 15.3%, due to significant declines in transportation costs on certain lanes, a more favorable pricing environment, our purchasing initiatives and the lack of a peak season during the third quarter of fiscal 2009.
Customs brokerage revenues increased $3.1 million, or 13%, to $28.3 million for the third quarter of fiscal 2009, compared to $25.1 million for the corresponding prior year period. The increase was primarily due to our Israel Acquisition, which contributed $3.0 million to the increase during the third quarter of fiscal 2009.
Freight forwarding net revenue, which is comprised of revenue minus freight consolidation costs, increased $24.4 million, or 15% to $190.9 million for the third quarter of fiscal 2009, compared to $166.5 million for the corresponding prior year period. Airfreight forwarding net revenue increased $2.1 million, or 3%, to $86.4 million for the third quarter of fiscal 2009 compared to $84.4 million for the corresponding prior period. Ocean freight forwarding net revenue increased $10.1 million, or 22%, to $56.0 million for the third quarter of fiscal 2009 compared to $45.9 million for the corresponding prior year period. Customs brokerage net revenue increased $2.7 million, or 11%, to $27.0 million for the third quarter of fiscal 2009 compared to $24.2 million for the corresponding prior year period. The increase in freight forwarding net revenue was attributable primarily to increased yields for both air and ocean freight over the periods, and increases in volumes in ocean freight over the corresponding prior year period. In addition, excluding the impact of fuel surcharges, both air and ocean yields increased in the third quarter of fiscal 2009 because of a decline in carrier rates, a more favorable pricing environment, our purchasing initiatives and the lack of a peak season during the third quarter of fiscal 2009.
Staff costs in the freight forwarding segment increased $14.4 million, or 17%, to $99.1 million for the third quarter of fiscal 2009, compared to $84.7 million for the corresponding prior year period. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 12% and 10% in the third quarter of fiscal 2009 and 2008, respectively. Other operating costs in the freight forwarding segment increased $3.6 million, or 9%, to $42.4 million in the third quarter of fiscal 2009, compared to $38.8 million for the corresponding prior period. These increases were primarily due to additional resources required to handle increased volumes, as well as from our Israel Acquisition in October 2007.
Contract logistics and distribution revenue decreased $2.2 million, or 1%, to $365.3 million for the third quarter of fiscal 2009, compared to $367.5 million for the corresponding prior year period. The decrease was primarily attributable to decreases in distribution revenues over the comparative periods, offset by increases in contract logistics revenue.

Contract logistics revenue increased $8.6 million, or 5%, to $172.9 million for the third quarter of fiscal 2009, compared to $164.3 million for the corresponding prior year period. The increase was primarily due to organic growth within our EMENA, Asia Pacific and Africa regions from new and existing clients. This growth was partially offset by the loss of revenues as the result of the loss of our Wal*Mart contract in February 2008, our exit of an underperforming contract in our Americas region in July 2008, and the corresponding loss of such revenues.
Distribution revenues decreased $7.0 million or 4%, to $151.4 million for the third quarter of fiscal 2009, compared to $158.4 million for the corresponding prior year period. The decrease was primarily attributable to the closures of certain distribution businesses in our Africa region and a niche trucking business in the Americas region in connection with the company’s cost reduction plan. Distribution net revenue which is comprised of revenue minus freight consolidation costs, declined $11.6 million, or 21%, to $43.7 million for the third quarter of fiscal 2009, compared to $55.4 million for the third quarter of fiscal 2008. The decline in both distribution revenues and net distribution revenues was primarily attributed to the closures of the above-mentioned businesses. In addition, there has been continued softness in the U.S. domestic trucking environment within the Americas region. We do not expect distribution revenues to improve significantly for the remainder of fiscal 2009 as a result of the current conditions of the U.S. domestic trucking market.
Staff costs in the contract logistics and distribution segment decreased $8.0 million, or 7%, to $110.1 million for the third quarter of fiscal 2009 compared to $118.2 million for the third quarter of fiscal 2008, due to reductions in personnel previously with operations closed or lost since February 2008. These declines were partially offset by increases in staff costs in the third quarter within the EMENA region. Other operating costs increased by $0.9 million, or 1% to $82.2 million for the third quarter of fiscal 2009, compared to $81.3 million for the corresponding prior year period. The increase was due to new contract logistics operations, temporary resources in certain operations to assist with higher volume and the acquisition of CSC in September 2007, offset by workforce reductions with the closure of certain operations.
Total depreciation and amortization expense for all segments increased $0.8 million, or 8%, to $10.7 million for the third quarter of fiscal 2009, compared to $10.0 million for the corresponding prior year period, due to increased amortization expense for intangible assets acquired in our Israel and CSC acquisitions in fiscal 2008 as well as depreciation expense associated with a new facility in the Asia Pacific region. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenue in the third quarter of fiscal 2009 and 2008.
As previously disclosed, during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, the company initiated several changes in operations and incurred related restructuring and impairment charges. The company has completed all activities under the restructuring and impairment plan and there were no restructuring and impairment charges during the third quarter of fiscal 2009.
Other operating expenses at corporate included approximately $1.0 million of legal fees and other related expenses incurred by us as a result of the publicly announced investigations by the U.S. DOJ, the European Commission and other regulatory agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other related investigations and lawsuits. We expect that we will continue to incur substantial legal costs and related expenses until the pending investigations by the U.S. DOJ and other foreign governmental agencies, and any civil litigation relating to these matters, are resolved. If the governmental investigations or litigation result in a determination adverse to us and/or our current or former officers, directors or employees, the company could incur substantial costs, fines and/or penalties, which could have a material adverse impact on our financial condition, results of operation and cash flows.

Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, senior unsecured guaranteed notes in the principal amount of $200.0 million (Senior Notes) and capital lease obligations. Interest income and interest expense increased $1.7 million or 63%, and $1.9 million, or 28%, respectively, compared to the corresponding prior year period.
Discontinued operations include the operations of the company’s art packing businesses in EMENA region, the majority of which was sold on July 31, 2008 as part of the company’s ongoing effort to focus on its core businesses. The remaining portion of the art packing business was sold on August 1, 2008. During the third quarter of fiscal 2008, there was no net operating gain or net operating loss included in discontinued operating activity, compared to income from discontinued operations of $0.1 million, net of tax, for the third quarter of fiscal 2008. The company recorded a gain on the sale of the business of $2.1 million for the third quarter of fiscal 2009.
The company’s effective income tax rate of 28% in the third quarter of fiscal 2009 was higher than the effective income tax rate of 26% in the corresponding prior year period, primarily due to changes in the composition of taxable income across various tax jurisdictions.
Net income increased by $3.0 million, or 9%, to $37.9 million in the third quarter of fiscal 2009, compared to $34.9 million for the corresponding prior period.

Nine months ended October 31, 2008 compared to nine months ended October 31, 2007
Total revenues increased $485.6 million, or 15%, to $3.6 billion for the first three quarters of fiscal 2009 compared to $3.2 billion for the first three quarters of fiscal 2008. The increase resulted from organic growth of $405.9 million from operations in all our service lines and contributions from acquisitions made after August 2007 of approximately $79.7 million.
Freight forwarding revenues for the first three quarters of fiscal 2009 increased by $428.7 million, or 20%, to $2.5 billion, compared to $2.1 billion for the corresponding prior period, primarily due to increases in airfreight and ocean freight services within each of our regions as well as customs brokerage services within our EMENA, Asia Pacific and Africa regions.
Airfreight forwarding revenue increased $215.4 million, or 19%, to $1.3 billion for the first three quarters of fiscal 2009, compared to $1.1 billion for the corresponding prior year period. The increase was a result of organic growth in all of our regions, particularly in EMENA, due to higher airfreight shipment volumes during the first two quarters of fiscal 2009 compared to the corresponding prior year period. The Israel Acquisition contributed $22.6 million of airfreight forwarding revenue during the first three quarters of fiscal 2009. We also experienced a slight decline in our overall airfreight yields in the first three quarters of fiscal 2009 to 20.4% compared to 20.8% for the corresponding prior year period, due to an increase in fuel costs and fuel surcharges and an appreciation of the Chinese Renminbi against the U.S. Dollar primarily in the first two quarters, partially offset by the yield expansion in the third quarter.
Ocean freight forwarding revenues increased $157.5 million, or 20%, to $954.5 million for the first three quarters of fiscal 2009, compared to $797.0 million for the corresponding prior year period. The increase was due to organic growth in each of our regions. Growth was most significant in the EMENA region, due to the Israel Acquisition which contributed $36.7 million for ocean freight forwarding during the first three quarters of fiscal 2009. Ocean freight yields for the first three quarters of fiscal 2009 increased to 16.2% from 15.8% for the corresponding prior year due to a decline in transportation costs on certain lanes, a more favorable pricing environment, our purchasing initiatives and the lack of a peak season during the third quarter of fiscal 2009.
Customs brokerage revenues increased $16.1 million, or 23%, to $86.9 million for the first three quarters of fiscal 2009, compared to $70.9 million for the corresponding prior year period. The increase was due to organic growth in our EMENA, Asia Pacific and Africa regions, as well as our Israel Acquisition which provided $11.8 million in customs brokerage revenues during the first three quarters of fiscal 2009.
Freight forwarding net revenues, which is comprised of revenue minus freight consolidation costs, increased $100.6 million, or 22%, to $560.8 million for the first three quarters of fiscal 2009, compared to $460.2 million for the corresponding prior year period. Airfreight forwarding net revenue increased $39.9 million, or 17%, to $272.5 million for the first three quarters of fiscal 2009 compared to $232.5 million for the corresponding prior year period. Ocean freight forwarding net revenue increased $29.3 million, or 23%, to $155.0 million for the first three quarters of fiscal 2009 compared to $125.7 million for the first three quarters of fiscal 2008. Customs brokerage net revenue increased $13.6 million, or 20%, to $82.1 million for the first three quarters of fiscal 2009 compared to $68.5 million for the corresponding prior year period. The increase in freight forwarding net revenue was a result of an increase in volumes in both airfreight and ocean freight over the comparable period of fiscal 2008, due to organic growth from both new and existing clients, combined with growth in the EMENA region due to the Israel Acquisition in October 2007.
Staff costs in the freight forwarding segment increased $57.6 million, or 24%, to $301.2 million for the first three quarters of fiscal 2009, compared to $243.5 million for the corresponding prior year period. Other operating costs in the freight forwarding segment increased $23.2 million, or 21%, to $131.7 million for the first three quarters of fiscal 2009, compared to $108.5 million in the corresponding prior period. The increase was partly due to our Israel Acquisition in October 2007, as well as an increase in business and additional staffing facility requirements to service higher volumes.

Contract logistics and distribution revenues increased $56.9 million, or 5%, to $1.1 billion, compared to $1.0 billion for the corresponding prior year period. The increase was attributed to increases from our contract logistics service line within the EMENA, Asia Pacific and Africa regions, our distribution service line in our Americas region and other services within our EMENA and Americas regions.
Contract logistics revenues increased $48.9 million, or 10%, to $515.1 million, compared to $466.2 million for the comparable prior year period. The increase in contract logistics revenue was primarily due to organic growth within our EMENA, Asia Pacific and Africa regions, partially offset by the loss of our Wal*Mart contract in February 2008 and our exit of an underperforming contract in the Americas region during July 2008.
Distribution revenues for the first three quarters of fiscal 2009 increased to $2.7 million or 1%, to $457.1 million, compared to $454.4 million for the corresponding prior year period. The Americas region contributed $21.1 million of organic growth to the distribution revenues service line, due primarily to the effects of fuel surcharges over comparable periods. The increase was offset by an $11.3 million decline within our Africa region and a decline of $12.1 million in our Americas region primarily as a result of the closure of several distribution operations in these regions during the first three quarters of fiscal 2009.
Staff costs in the contract logistics and distribution segment increased $10.8 million, or 3%, to $342.8 million for the first three quarters of fiscal 2009, compared to $332.0 million for the first three quarters of fiscal 2008. As a percentage of contract logistics and distribution segment revenues, staff costs were approximately 30% and 32% in the first three quarters of fiscal 2009 and 2008, respectively. Other operating costs increased by $19.1 million, or 8% to $248.6 million for the first three quarters of fiscal 2009, compared to $229.5 million for corresponding prior year period. The increase was primarily due to new contract logistics operations, temporary resources in certain operations to assist with higher volumes, and our acquisition of CSC in September 2007, partially offset by reductions in staff costs from operations closed or lost since January 2008.
Other operating expenses in corporate included approximately $4.2 million of legal fees and other related expenses incurred as a result of the publicly announced investigations by the U.S. DOJ, the European Commission and other regulatory agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other related investigations and lawsuits. We expect that we will continue to incur substantial legal costs and related expenses until the pending investigations by the U.S. DOJ and other foreign governmental agencies, and any civil litigation relating to these matters, are resolved. If the governmental investigations or litigation result in a determination adverse to us and/or our current or former officers, directors or employees, the company could incur substantial costs, fines and/or penalties, which could have a material adverse impact on our financial condition, results of operation and cash flows.
Total depreciation and amortization expense for all segments increased $2.9 million, or 10%, to $31.9 million for the first three quarters of fiscal 2009 compared to $29.0 million for the first three quarters of fiscal 2008 primarily due to increases in capital spending for computer equipment, fixtures and fittings, a new building in Asia Pacific, as well as for increased amortization of intangible assets acquired with our Israel and CSC acquisitions during fiscal 2008. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenue in the first three quarters of fiscal 2009 and 2008.
As previously disclosed, during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, the company initiated several changes in operations and incurred related restructuring and impairment charges. Restructuring costs of $6.0 million, related to the reduction in headcount and exiting of certain underperforming operations were incurred during the first quarter of fiscal 2009. There were no similar costs in the first three quarters of fiscal 2008. The company has completed all activities under the restructuring and impairment plan.
Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, senior unsecured guaranteed notes in the principal amount of $200.0 million (Senior Notes) and capital lease obligations. Interest income and interest expense increased $3.2 million, or 42%, and $4.1 million, or 21%, respectively, compared to the corresponding prior period.

Discontinued operations include the operations of the company’s art packing businesses in the EMENA region, the majority of which was sold on July 31, 2008 as part of the company’s ongoing focus on its core business. The remaining portion of the art packing business was sold on August 1, 2008. Discontinued operating activity included a net operating loss and net operating gain, both after taxes, of $0.1 million and $0.5 million, for the first three quarters of fiscal 2009 and 2008, respectively. The company recorded, gains on the sale of subsidiaries of $7.4 million for first three quarters of 2009.
The company’s effective income tax rate was 27% in the first three quarters of fiscal 2009 which was comparable to our effective income in the first three quarters of the prior fiscal year.
Net income in the first three quarters of fiscal 2009 increased by $4.5 million, or 6%, to $85.2 million, compared to $80.7 million for the corresponding prior year period.
Liquidity and Capital Resources
As of October 31, 2008, our cash and cash equivalents totaled $247.6 million, representing a decrease of $41.5 million from January 31, 2008, resulting from $2.6 million of net cash provided in our operating, investing and financing activities and a decrease of $44.2 million related to the effect of foreign exchange rate changes on our cash balances.
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
During the first three quarters of fiscal 2009, we generated approximately $72.8 million in net cash from operating activities. This resulted from net income of $85.2 million plus depreciation and amortization of intangible assets totaling $41.8 million, an increase in other items totaling $1.8 million, plus an increase in trade payables and other current liabilities of $51.7 million, offset by an increase in trade receivables and other current assets of $107.6 million.
During the first three quarters of fiscal 2009, cash used for capital expenditures was approximately $39.4 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations. During the first three quarters of fiscal 2009, we used an aggregate of $30.7 million of cash for contingent earn-out payments.
In connection with the formation of the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty) Limited, which we refer to as IHD, we granted a put option to the minority partner in the partnership providing the partner the right to put their 25.1% share of the partnership to us in 2010. We currently estimate our potential obligation under this put option, which we refer to as the strike price, to be approximately $5.6 million on an undiscounted basis and given exchange rates in effect at October 31, 2008. We have recorded a liability associated with this put option in other non-current liabilities.

The liability, which is measured at fair value, represents among other factors the difference between the estimated strike price and the estimated fair value of the equity in the partnership held by the minority partner, in each case calculated at the time the put option becomes exercisable. Amounts included in other non-current liabilities as a result of this put option were $1.1 million and $2.1 million at October 31, 2008 and 2007, respectively.
Effective September 20, 2007, the company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage. Effective October 8, 2007, the company completed a merger agreement pursuant to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the company owns 75% of the shares of the surviving corporation. In connection with the formation of the surviving corporation, the company granted a put option to the minority shareholders providing the shareholder with a right to put its their 25% share of the surviving corporation to the company, under certain circumstances, including a change in control of UTi. The company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents, among other factors, the difference between the estimated strike price, and the estimated fair value of the minority partner equity, if the put option becomes exercisable. Amounts included in other non-current liabilities were not material to the consolidated financial statements at October 31, 2008.
The following outlines certain of our recently paid and future potential earn-out payments related to prior acquisitions. We have made payments related to contingent earn-out payments scheduled during the first nine months of fiscal 2009 of approximately $30.1 million.
•	Effective November 17, 2006, we acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span. In addition to the initial acquisition payment for Span, the terms of the acquisition agreement provided for an additional payment of up to a maximum of $28.0 million, based on the performance of Span for the twelve-month period ended January 31, 2008. We made the final earn-out payment of $27.2 million in May 2008.

•	We made a payment of $0.3 million in March 2008 for the last contingent earn-out payment related to our acquisition of ET Logistics, S.L., which was calculated based on the performance of the acquired operation for the fiscal year ended January 31, 2008.

•	Our last remaining earn-out payment relating to the acquisition of Perfect Logistics will be based on the acquired operation’s earnings over the twelve-month period ending May 31, 2009, and is subject to a maximum U.S. dollar equivalent of approximately $5.1 million as of October 31, 2008.

•	We anticipate making two additional contingent earn-out payments subject to a maximum of $6.3 million in the aggregate related to our acquisition of Concentrek, which will be calculated based on a multiple of Concentrek’s earnings for each of the twelve-month periods ending January 31, 2009, and January 31, 2010. We made a payment in the amount of $2.1 million in June 2008 relating to the twelve month period ended January 31, 2008.

•	Two remaining contingent earn-out payments related to our acquisition of Logica GmbH will be calculated based on a multiple of the acquired operation’s earnings for each of the twelve-month periods ending January 31, 2009, and January 31, 2010 and which earn-out payments are subject to a maximum of 10.0 million Euros in the aggregate (equivalent to approximately $12.7 million as of October 31, 2008).

•	We anticipate making three contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $20.0 million in the aggregate, which earn-out payments will be offset against the initial purchase price of $1.0 million and which will be calculated based on a multiple of the acquired operations future earnings for each of the three twelve month periods ending January 31, 2011. We made a payment in the amount of $0.3 million in July 2008 relating to the twelve month period ended January 31, 2008.

•	We anticipate making two contingent earn-out payments related to our acquisition of UTi Pharma Slovakia, s.r.o. These payments are subject to a maximum of $3.0 million in the aggregate and are to be calculated based on a multiple of the acquired operation’s earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.
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
Our financing activities during the first three quarters of fiscal 2009 used $15.5 million of cash, primarily due to $19.0 million for the repayment of capital lease obligations. In May 2008, we paid $6.1 million of cash in connection with the cash dividend of nine U.S. cents per outstanding ordinary share declared by our board of directors on March 27, 2008.
Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive loss as a result of foreign currency translation adjustments, net of tax, was $99.9 million and $89.2 million for the three and nine months ended October 31, 2008, respectively, compared to other comprehensive income of $33.6 million and $56.8 million for the three and nine months ended October 31, 2007, respectively. The movement during the first three quarters of fiscal 2009 was caused primarily by the significant appreciation of the U.S. dollar against other major currencies, the Euro and South African Rand having the largest impact on the company’s translation adjustment.
Credit Facilities and Senior Notes
We have various credit and guarantee facilities, including a global credit facility (refer to the discussion below). At October 31, 2008, these facilities totaled approximately $342.5 million. Our borrowing capacities under these facilities range from $0.1 million to $32.1 million and totaled approximately $200.7 million at October 31, 2008. At October 31, 2008, our outstanding borrowings totaled $85.3 million and we had approximately $115.4 million of available, unused borrowing capacity. At October 31, 2008, our guarantee facilities, which are a necessary part of our business, totaled approximately $141.8 million.
The purpose of these facilities is to provide the company with working capital, customs bonds and guarantees and funding for general corporate purposes. Due to the global nature of the company, a number of financial institutions are utilized to provide the above mentioned facilities.
On July 13, 2006, the company and certain of its subsidiaries entered into a global credit facility pursuant to an agreement (Facility Agreement) with various financial institutions which are party thereto. The Facility Agreement provides for an aggregate initial availability of up to $250.0 million of borrowings, guarantees and letters of credit. The aggregate availability under the Facility was reduced to $240.6 during the period due to mandatory Facility paydowns related to asset sales undertaken by the company. The Facility Agreement matures on July 13, 2009. The company’s obligations under the Facility Agreement are guaranteed by the company and selected subsidiaries.
The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $140.6 million. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of October 31, 2008, the borrowings and guarantees under the Global Facility totaled approximately $100.4 million, represented by borrowings of $64.4 million and outstanding guarantees of $36.0 million and we had approximately $40.2 million of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding those companies registered in South Africa.

The South African Facility consists of a credit facility in the amount of $100.0 million. None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. As of October 31, 2008, the borrowings and guarantees under the South African Facility totaled approximately $51.5 million represented by borrowings less than $0.1 million and outstanding guarantees of $51.5 million and we had approximately $48.5 million of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.
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
On July 13, 2006, the company issued $200.0 million of senior unsecured guaranteed notes (Senior Notes) under a note purchase agreement (Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The Senior Notes mature on July 13, 2011. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. The company is required to repay approximately $33.3 million or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including July 13, 2011. Accordingly, we expect to make a payment of approximately $40.0 million (consisting of principal of $33.3 million and accrued interest of approximately $6.7 million) in January 2009. The company’s obligations under the Senior Notes and the Note Purchase Agreement are guaranteed by the company and selected subsidiaries.
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
In the fourth quarter of fiscal 2008, we entered into amendments to each of the Facility Agreement and the Note Purchase Agreement to increase the amount available for our capital lease facilities from $40.0 million to $90.0 million, effective October 31, 2007. In the first quarter of fiscal 2009, we entered into an amendment to the Facility Agreement increasing the amount available for our operating rental expenses from $120.0 million to $165.0 million per annum and amending certain other provisions. As part of this amendment, we obtained waivers, waiving certain non-financial covenants, relating to collective bargaining agreements and permitted indebtedness. As of October 31, 2008, we were in compliance with the covenants in the Note Purchase Agreement and the covenants in the Facility Agreement.
In contemplation of the expiration of the Facility Agreement which is scheduled to mature in July 2009, the company has commenced discussions with one of its existing lenders concerning the refinancing of the Facility Agreement. While we believe we have good relationships with our existing lenders, we are unable to assess the impact, if any, that the recent disruption in the world’s financial and credit markets may have on our ability to refinance the Facility Agreement or our ability to otherwise find alternative financing.
Management believes that the company’s cash position, credit facilities, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations
Other Factors which May Affect our Liquidity
We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities are subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in the Facility Agreement and some of our other bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid.
Off-Balance Sheet Arrangements
Other than operating leases, we have no material off-balance sheet arrangements.
Critical Accounting Estimates
The company’s consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates.
There have been no significant changes in the company’s critical accounting policies during the first three quarters of fiscal 2009.
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
As of October 31, 2008, there had been no material changes to our exposure to market risks since January 31, 2008, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
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
Under the direction and participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company has evaluated the company’s disclosure controls and procedures as of October 31, 2008, the end of the period covered by this report. Based upon that evaluation the company’s management including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, solely as a result of the material weaknesses in internal control over financial reporting referenced below.
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

While we have taken, and are in the process of taking, a number of corrective actions with respect to the material weaknesses in our internal control over financial reporting identified above, such material weaknesses had not yet been remediated as of October 31, 2008. Management has hired a Tax Compliance Manager to help design and implement controls over accounting for income taxes. Management has also hired a Corporate Treasurer in addition to the two qualified accountants added during the first quarter of fiscal 2009. We expect our corrective actions to be completed by the end of our fiscal year ending January 31, 2009.
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
Except for changes related to the remediation actions described above, there was no change in the company’s internal control over financial reporting during the fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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
The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this and together with its expert legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $9.8 million based on exchange rates as of October 31, 2008.
The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12.0 million, based on exchange rates as of October 31, 2008.
The company was previously engaged through various indirect subsidiaries in the business of transportation and storage of fine works of art. The company sold this business and the related indirect subsidiaries during the first nine months of fiscal 2009. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. The company and its insurers are working with an art expert to determine whether any damages have occurred. Although the company has sold this business, the company has retained any liabilities associated with this matter. The company believes that any ultimate liability it may have as a result of a claim may be mitigated based on a number of factors, including insurance polices in place; limitations of liability imposed by the company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the company is unable to successfully mitigate its liability, the claim and its related impact could be material to the company’s consolidated financial statements.
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
We (along with several other global logistics providers) have been named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the United States District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S, antitrust laws.
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
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as well as any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q. The disclosures in our Annual Report on Form 10-K and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, except as provided in any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q, and those set forth below.
The global economic slowdown has adversely impacted our results of operations and may continue to do so in the foreseeable future. In addition, present world economic conditions, including the recent uncertainty in global credit markets, increases the number of risks which we normally face on a day-to-day basis in running our business.
The global economic slowdown has adversely impacted our revenues and results of operations and our business is susceptible to those factors which negatively impact international trade volumes. As a result of the significant slowdown in the economies of the United States, Europe and many other countries and the volatility and uncertainty in global capital and credit markets, a number of the risks we normally face may increase. These include:
•	Reduced demand for the products our customers ship, notably in the automotive, retail, apparel and hi-tech sectors, causing a reduction in the demand for the services we provide;

•	Increased price competition resulting in lower profitability and cash flow;

•	Deterioration in the financial condition of our customers from decreased sales or our customers experiencing difficulty in raising capital which may in turn adversely impact our ability to collect our outstanding receivables, in particular in the market segments and industries where we have a significant concentration of customers;

•	Increased instability of financial institutions, which may limit our liquidity in the future or adversely affect our ability to refinance our existing credit facilities or otherwise require that we accept limitations or terms and conditions which are more restrictive and costly than in the past;

•	Turmoil in the financial and debt markets, which may limit our ability to access the equity and debt capital markets;

•	Rapid and material fluctuations in foreign currency exchange rates and/or oil prices, each of which may have a material impact on our financial condition, results of operations and cash flows;
In addition, we have undertaken several cost reduction measures designed to streamline our operations and reduce our costs in response to recent global economic conditions. These measures have resulted in us incurring restructuring and impairment charges, which have negatively impacted our results of operations. No assurances can be given that we will not incur further restructuring and impairment charges in the future.
Our recently announced information technology restructuring plan involves risks, could result in higher than expected costs or otherwise adversely impact our operations and profitability.
As previously disclosed, we determined in December 2008 to undertake an information technology restructuring plan designed to consolidate our information technology resources, eliminate redundancies, reduce costs and improve our client services. This information technology restructuring plan includes outsourcing certain information technology functions and support and is expected to ultimately result in a reduction in our global IT workforce. We may experience delays in the expected period of time that it takes for us to complete this restructuring plan or other unanticipated events that may adversely impact the functionality of our information technology systems. In addition, the actual costs which we incur in connection with this restructuring plan, including outsourcing costs, may exceed our estimated costs. If implementation of the proposed information technology restructuring plan is delayed, or if the plan does not produce the benefits, efficiencies and savings we anticipate, or if our actual costs exceed our estimated costs, our results of operation and profitability could be adversely impacted.
If our goodwill or amortizable intangible assets become impaired, we may be required to record a charge to earnings which would negatively impact our results of operations.
Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test is to be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In accordance with SFAS No. 142, we perform an annual review of our goodwill for impairment as of the second quarter ending July 31 of each fiscal year or when an event or a change in facts or circumstances indicates the fair value of a reporting unit may be below its carrying amount. Based on the results of our most recently completed annual goodwill impairment test, we determined that no impairment had occurred. However, given the current economic conditions, deterioration in the financial markets, and volatility in the stock markets, we evaluated whether a triggering event had occurred in the quarter ended October 31, 2008. Based on the facts and circumstances known to us, including our financial results for the nine months ended October 31, 2008 as compared to our forecasted results, we determined that a triggering event had not occurred. During the fourth quarter of fiscal 2009 and beyond, we will continue to assess whether a triggering event has occurred, and if required, will perform the first step of the goodwill impairment test in accordance with SFAS No. 142. If a triggering event is determined to have occurred, and the results of the first step of the impairment test indicates an impairment exists, we will proceed to the second step of the goodwill impairment test, which could result in a goodwill impairment charge in our consolidated financial statements. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could result in a charge to earnings and have a negative impact on our results of operations.

Item 5. Other Information
During the third quarter of fiscal 2009, we amended and restated the employment agreements of our executive officers primarily to conform these employment agreements to the final regulations dealing with deferred compensation promulgated by the U.S. Internal Revenue Service under Section 409A of the U.S. Internal Revenue Code of 1986, as amended. These conforming changes, which we believe were immaterial, are reflected in the company’s form of Employment Agreement for Executive Officers, as well as the amended and restated employment agreements for Messrs. Ochi, Hextall and Samuels, each of which has been filed as an exhibit to this quarterly report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

10.1+	Form of Employment Agreement for Executive Officers

10.2+	Amended and Restated Employment Agreement of Mr. John Hextall

10.3+	Amended and Restated Employment Agreement of Mr. Gene Ochi

10.4+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: December 10, 2008	By:	/s/ Roger I. MacFarlane
Roger I. MacFarlane
Chief Executive Officer

Date: December 10, 2008	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

10.1+	For of Employment Agreement for Executive Officers

10.2+	Amended and Restated Employment Agreement of Mr. John Hextall

10.3+	Amended and Restated Employment Agreement of Mr. Gene Ochi

10.4+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.