Form 10-K
period 2009-01-31
UTi WORLDWIDE INC
filed 2009-04-01
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended January 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, or July 31, 2008, was $1.2 billion computed by reference to the closing price of the registrant’s ordinary shares on such date, as quoted on the Nasdaq Stock Market.

At March 31, 2009, the number of shares outstanding of the registrant’s ordinary shares was 99,954,044.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, which is expected to be filed on or before May 14, 2009 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

UTi Worldwide Inc.

Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2009

i

Introduction

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements

Except for historical information contained herein, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan, anticipated costs, benefits and timing associated with the 4asOne project, the anticipated outcome of litigation, expectations regarding the company’s ability to refinance its existing credit facilities, expected trends in revenue and the anticipated impact of various restructuring plans, including the estimated costs, savings and benefits associated with the information technology restructuring plan. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to, the recent global economic slowdown that is adversely affecting trade volumes and the financial condition of many of our customers; volatility and uncertainty in global capital and credit markets which may adversely impact our operations and our ability to refinance our outstanding indebtedness and credit facilities or otherwise raise capital; the ability to retain clients and management of acquisition targets; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of, the ongoing publicly announced U.S. Department of Justice and other governmental investigations into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies and of the realignment of the company’s executive management structure; with respect to the information technology restructuring plan specifically, unexpected severance and employee termination costs, delays in the completion of the proposed restructuring, higher than expected outsourcing costs, factors impacting the functionality of our information technology systems resulting in increased costs and unexpected delays in the proposed information technology restructuring plan; disruptions caused by epidemics, conflicts, wars and terrorism; the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission (SEC); and other factors outside our control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

History and Development of the Company

We are an international, non-asset-based supply chain services and solutions company that provides services through a network of offices and contract logistics centers. We were incorporated in the British Virgin Islands on January 30, 1995 under the International Business Companies Act as an international business company and operate under the British Virgin Islands legislation governing corporations. The address and telephone number of our registered office are 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands and (284) 494-4567, respectively. Our registered agent is Midocean Management and Trust Services (BVI) Limited, 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands. We can also be reached through UTi, Services, Inc., 100 Oceangate, Suite 1500, Long Beach, CA 90802 U.S.A. Our website is www.go2uti.com.

We formed our current business from a base of three freight forwarders which we acquired between 1993 and 1995. Currently, we operate a global network of freight forwarding offices and contract logistics and distribution centers in a total of 62 countries. In addition, we serve our clients in 79 additional countries through independent agent-owned offices. Our business is managed from principal support offices located in Long Beach, California, and several other locations worldwide.

Industry

The global supply chain services and solutions industry consists of air and ocean freight forwarding, contract logistics, domestic ground transportation, customs clearances, distribution, inbound logistics, warehousing and supply chain management. We believe that companies in our industry must be able to provide their clients with supply chain services and solutions. Among the factors that we believe are impacting our industry are the outsourcing of supply chain activities, increased global trade and sourcing, increased demand for time definite delivery of goods, and the need for advanced information technology systems that facilitate real-time access to shipment data, client reporting and transaction analysis. Furthermore, as supply chain management becomes more complicated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners that are familiar with their requirements, processes and procedures and that can provide services globally. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect will result in further industry consolidation.

We seek to use our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our clients’ visibility into their supply chains while reducing their overall logistics costs.

Organizational Structure

UTi Worldwide Inc. is a holding company and our operations are conducted through subsidiaries. Our subsidiaries, along with their countries of incorporation and our ownership interests, are included in Exhibit 21, included with this report. The proportion of voting power that we hold for each subsidiary is equivalent to our percentage ownership.

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

We do not own or operate aircraft or vessels, and consequently, contract with commercial carriers to arrange for the shipment of cargo. We arrange for, and in many cases provide, pick-up and delivery service between the carrier and the location of the shipper or recipient.

When we act as an authorized agent for an airline or ocean carrier, we arrange for the transportation of individual shipments to the airline or ocean carrier. As compensation for arranging for the shipments, the airline or ocean carrier pays us a commission. If we provide the client with ancillary services, such as the preparation of export documentation, we receive an additional fee. Airfreight forwarding services accounted for approximately 36% in each of our fiscal years ended 2009, 2008 and 2007 consolidated revenues, (which we refer to as fiscal 2009, 2008 and 2007, respectively). Ocean freight forwarding services accounted for approximately 26%, 25% and 26% of our fiscal 2009, 2008 and 2007 consolidated revenues, respectively.

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

As part of our customs brokerage services, we prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and perform other related services. We determine our fees for our customs brokerage services based on the volume of business transactions for a particular client, and the type, number and complexity of services provided. Revenues from customs brokerage and related services are recognized upon completion of the services. Customs brokerage services accounted for approximately 2% of our consolidated revenues in each of our fiscal years 2009, 2008 and 2007.

We believe that our Freight Forwarding segment, net revenue (the term used by the company to describe revenue less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because our revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Revenue derived from freight forwarding generally is shared between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only commissions and fees earned by us and is substantially similar to net revenue for the Freight Forwarding segment in this respect.

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must incur staff costs to meet uncertain future demand.

Contract Logistics and Distribution Segment.  Our contract logistics services primarily relate to the value-added warehousing and subsequent distribution of goods and materials in order to meet our clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business. Contract logistics services accounted for approximately 15%, 14% and 13% of our fiscal 2009, 2008 and 2007 consolidated revenues, respectively.

We also provide a range of distribution and other supply chain management services, such as domestic ground transportation, warehousing services, consulting, order management, planning and optimization services, outsourced management services, developing specialized client-specific supply chain solutions, and customized distribution and inventory management services. Distribution services accounted for approximately 12%, 14% and 15% of our fiscal 2009, 2008 and 2007 consolidated revenues, respectively. Other services consisting predominately of supply chain management services accounted for approximately 8%, 8% and 6% of our fiscal 2009, 2008 and 2007 consolidated revenues, respectively.

The Contract Logistics and Distribution segment includes the distribution operations in the Africa region, previously reported under Freight Forwarding, as this operation has evolved from an air express to a road distribution business over the last few years.

In contrast to the Freight Forwarding segment, we believe revenue is a better measure of the growth in our contract logistics and distribution business because this segment does not incur carrier costs (and related fuel surcharges) in the same manner as freight forwarding, and purchased transportation costs under this segment primarily relate to the truck brokerage operation in the Americas region.

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must incur staff costs to meet uncertain future demand.

Acquisitions

We have grown in the past and may grow, in the future, through acquisitions. During fiscal 2009, we did not make any material acquisitions, however, since, the beginning of fiscal 2010 through the date of this filing, we completed one acquisition. This acquisition, along with our other acquisitions over the past five years, have had, and will have, a significant effect on the comparability of our operating results over the respective prior periods. Historically, we have financed acquisitions with a combination of cash from operations and borrowings. We may borrow additional money or issue ordinary shares in the future to finance acquisitions. We regularly evaluate acquisition opportunities. From time-to-time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to those potential acquisition targets. Readers are urged to read carefully all cautionary statements contained in this Form 10-K relating to acquisitions, including, without limitation, those contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.

Effective February 4, 2009, UTi Logistics Israel Ltd. acquired the issued and outstanding shares of Multi Purpose Logistics, Ltd. (MPL) for a purchase price of $1.5 million in cash. MPL is an Israeli company providing logistics services. The total cost of the acquisition will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

Additional information regarding our acquisitions is set forth in Note 2, “Acquisitions,” in our consolidated financial statements included in this annual report and in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated herein by reference.

Financial Information about Services and Segments

As discussed in Note 22, “Segment Reporting” in our consolidated financial statements included in this annual report, the company changed its segment reporting in the first quarter of fiscal 2009 to reflect the realignment of its management structure around its core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. The company’s new reportable business segments are Freight Forwarding and Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Corporate office expenses, eliminations, and various holding companies within the group structure are presented separately. In conjunction with this change, certain costs that were previously presented separately are now recorded in the Freight Forwarding and Contract Logistics and Distribution segments. These changes and reclassifications had no effect on the company’s reported earnings, or earnings per basic and diluted share. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, all prior period segment information was reclassified to conform to this new financial reporting presentation.

Additional information regarding our operations by geographic segment and revenue attributable to our principal services is set forth in Note 22, “Segment Reporting” in our consolidated financial statements included in this annual report and in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We conduct a majority of our business outside of the U.S. and we anticipate revenue from foreign operations will continue to account for a significant amount of our future revenue. Our global operations are directly related to and are dependent upon, the volume of international trade and are subject to various factors, risks and uncertainties, including those included in Part I, Item 1A of this annual report appearing under the caption, “Risk Factors.”

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

Environmental

In the U.S., the company is subject to Federal, state and local provisions regulating the discharge of materials into the environment or otherwise seeking to protect the environment. Similar laws apply in many other jurisdictions in which the company operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and the company cannot predict what impact future environmental regulations may have on its business. The company does not anticipate making any material capital expenditures for environmental compliance purposes in the reasonably foreseeable future.

Currency Risk

The nature of the company’s worldwide operations requires the company to transact with a multitude of currencies other than the U.S. dollar. This results in the company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the company maintains offices or agency relationships have strict currency control regulations which influence the company’s ability to hedge foreign currency exposure. The company attempts to compensate for these exposures by facilitating international currency settlements among its offices or agents.

Sales and Marketing

We use our planning and optimization systems to identify the needs of our clients and to develop supply chain solutions tailored to our clients’ industry-specific requirements. In this way, we attempt to become our clients’ primary logistics partner for supply chain services, thereby increasing the range and volume of transactions and services provided to our clients. No single client accounted for more than 3% of our revenue in fiscal 2009, 2008 or 2007.

We market our services through an organization consisting of approximately 806 full-time salespersons who receive assistance from our senior management and regional and local managers. In connection with our sales process and in order to serve the needs of our clients, some of which utilize only our freight forwarding and/or contract logistics services and for others who utilize a wider variety of our supply chain solutions services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing our air and ocean freight forwarding, contract logistics and customs brokerage services as individual products; and the other group focuses on marketing a combination of our services as comprehensive supply chain solutions.

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

Competition

Competition within the freight forwarding, contract logistics, distribution, and supply chain management industries is intense. There are a large number of companies that compete in one or more segments of the industry. However, there are a limited number of international firms that have the worldwide capabilities to provide the breadth of services that we offer. We also encounter competition from regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, ocean carriers, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and Internet-based freight exchanges. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect will result in further industry consolidation.

In the competitive and fragmented domestic ground transportation services business in North America, we compete primarily with truckload carriers, intermodal transportation service providers, less-than-truckload carriers, railroads and third party broker carriers. We compete in this business primarily on the basis of service, efficiency and freight rates.

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

Intellectual Property

We have applied for federal trademark or service mark registration of the marks UTi and Inzalo. The mark UTi has been or is currently being registered in selected foreign countries. The service mark “UTi” and “UTi plus design” was granted to us on November 21, 2006 and December 5, 2006, respectively, by the U.S. Patent and Trademark Office. We also operate our businesses worldwide through various other common-law trademarks and trade names. We have no patents nor have we filed any patent applications. While we may seek further trademarks or service marks and perhaps patents on inventions or processes in the future, we believe our success depends primarily on factors such as the skills and abilities of our personnel rather than on any trademarks, patents or other registrations we may obtain.

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

The Federal Maritime Commission regulates our ocean freight forwarding and non-vessel operating common carrier operations to and from the U.S. The Federal Maritime Commission licenses intermediaries (combined ocean freight forwarders and non-vessel operating common carrier operators). Indirect ocean carriers are subject to Federal Maritime Commission regulation, under this Commission’s tariff publication and surety bond requirements, and under the Shipping Act of 1984 and the Ocean Reform Shipping Act of 1998, particularly those terms prescribing rebating practices. For ocean shipments not originating or terminating in the U.S., the applicable regulations and licensing requirements typically are less stringent than those that originate or terminate in the U.S.

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

Employees

At January 31, 2009, we employed a total of 20,415 persons. A breakdown of our employees by geographic region is as follows:

EMENA	4,587
Americas	6,832
Asia Pacific	3,009
Africa	5,796
Corporate	191

Total	20,415

Approximately 2,535 of our employees are subject to collective bargaining arrangements in several countries, primarily in South Africa, which are renegotiated annually. We believe our employee relations to be generally good.

Executive Officers and Other Senior Managers of Registrant

Our executive officers are as follows (ages and titles as of March 31, 2009):

Name	Age	Position

Eric W. Kirchner	50	Chief Executive Officer
William T. Gates	61	Executive Vice President — President, Contract Logistics and Distribution
John S. Hextall	52	Executive Vice President — President, Freight Forwarding
Gene Ochi	59	Executive Vice President — Integrated Solutions for Strategic Clients
Lawrence R. Samuels	52	Executive Vice President — Finance and Chief Financial Officer
Lance E. D’Amico	40	Senior Vice President — Enterprise Support Services and Secretary
Ron S. Glickman	50	Senior Vice President and Chief Information Officer

Eric W. Kirchner was appointed Chief Executive Officer in January 2009. Prior to joining the company, Mr. Kirchner served as President of Freight Forwarding for United Parcel Service, Inc. (UPS) from October 2007 to January 2009, where he oversaw a global organization responsible for strategy, financial performance and revenue for freight forwarding services. He was also ultimately responsible for network management, capacity planning and procurement for the freight forwarding business. Prior thereto, Mr. Kirchner served as President, North America Forwarding for UPS from October 2006 to October 2007 and as President, Global Transportation, UPS Supply Chain Solutions from December 2004 to October 2006. From October 2003 to December 2004, Mr. Kirchner served as Chief Operating Officer of Menlo Worldwide Forwarding, Inc., a global freight forwarder. Mr. Kirchner holds a bachelor’s degree from Indiana University and has completed the Stanford Executive Program at Stanford University.

William T. Gates was appointed as Executive Vice President — President, Contract Logistics and Distribution in February 2008. Mr. Gates joined the company in October 2002 when we completed the acquisition of Standard Corporation, which we have subsequently renamed UTi Integrated Logistics, Inc., and has held positions of increasing responsibilities, including General Manager, Vice President, President, Chief Operating Officer and Chief Executive of UTi Integrated Logistics, Inc., before being promoted to President, Americas Contract Logistics and Distribution, in April 2007, a role he held until February 2008. Prior to joining UTi Integrated Logistics, Inc., Mr. Gates served as General Manager of the Wal-Mart Distribution center in Laurens, South Carolina. His experience also includes service in the U.S. Marine Corps as a Logistics Officer. Mr. Gates has been an active member of the Warehousing Education and Research Council (WERC), the Council of Supply Chain Management Professionals (formerly Council of Logistics Management) and the International Warehouse Logistics Association

(IWLA). He is also a past President of WERC. Mr. Gates received a B.S. from California Polytechnic State University and an M.S. in logistics systems management from the University of Southern California.

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

Gene Ochi was appointed as Executive Vice President and President of Integrated Solutions for Strategic Clients in November 2008. From 2006 to November 2008, Mr. Ochi served as Executive VP & Chief Marketing Officer and Executive Vice President — Global Leader of Client Solutions Development. From 1998 to 2006, Mr. Ochi served as our Senior Vice President — Marketing and Global Growth. From 1993 to 1998, Mr. Ochi served as the Regional Vice President, Western U.S.A., of UTi, United States, Inc., one of our subsidiaries. From 1989 to 1992, Mr. Ochi served as the Senior Vice President of Marketing of BAX Global. Mr. Ochi received a Bachelor of Science degree from the University of Utah and an M.B.A. from the University of Southern California.

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

Lance E. D’Amico was appointed Senior Vice President — Enterprise Support Services and Secretary in February 2008. Mr. D’Amico continues to serve as our General Counsel, a role he assumed when he joined the company in August 2006, as well as our Secretary, a role he assumed in March 2007. From April 2000 through August 2006, he held several positions at Element K Corporation, an educational software and publishing company, most recently serving as Executive Vice President, Strategy and Operations. From 1994 through 2000, Mr. D’Amico was an associate at Cravath, Swaine & Moore LLP, specializing in mergers & acquisitions, securities and corporate finance. He holds a J.D. from The New York University School of Law and a Bachelor of Arts from Dartmouth College.

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

Our other senior managers are as follows (ages and titles as of March 31, 2009):

Name	Age	Position

David Cheng	64	President — Greater China
Christopher Dale	49	President — Americas Freight Forwarding
Brian R. J. Dangerfield	50	President — Asia Pacific
Carlos Escario Pascual	47	President — EMENA
Gavin Rimmer	49	President — Africa

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge through our website, http://www.go2uti.com, as soon as reasonably practicable after they are filed or furnished electronically with the Securities and Exchange Commission (SEC). We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link and the contents of our website are not incorporated into this report.

ITEM 1A.	Risk Factors

Our business and operations are subject to a number of factors, risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect our business, financial condition and future results of operations and should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the SEC. This annual report on Form 10-K, our annual report to our shareholders, any of our quarterly reports on Form 10-Q or our current reports on Form 8-K, or any other oral or written statements which we may make in connection with a news release or otherwise may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. These forward-looking statements are often identified by the use of terms or phrases such as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements. We caution readers that any forward-looking statements made by us are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Private Securities Litigation Reform Act and that a number of factors, including but not limited to those discussed below, could cause our actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

The global economic slowdown has adversely impacted our results of operations and may continue to do so in the foreseeable future. In addition, present world economic conditions, including the recent uncertainty in global credit markets, increases the number of risks which we normally face on a day-to-day basis in running our business.

The global economic slowdown has adversely impacted our revenues and results of operations and our business is susceptible to those factors which negatively impact international trade volumes. As a result of the significant slowdown in economies of the United States, Europe and many other countries and the volatility and uncertainty in global capital and credit markets, a number of the risks we normally face have increased. These include:

•	Reduced demand for the products our clients ship, notably in the automotive, retail, apparel and hi-tech sectors, causing a reduction in the demand for the services we provide;

•	Increased price competition resulting in lower profitability and cash flow;

•	Deterioration in the financial condition of our clients from decreased sales or our customers experiencing difficulty in raising capital which may in turn adversely impact our ability to collect our outstanding receivables, particularly in the market segments and industries which have been severely impacted by the recession and where we may have a concentration of clients;

•	Increased instability of financial institutions, which may limit our liquidity in the future or adversely affect our ability to refinance our existing credit facilities or otherwise require that we accept limitations or terms and conditions which are more restrictive and costly than in the past;

•	Turmoil in the financial and debt markets, which may limit our ability to access the equity and debt capital markets; and

•	Rapid and material fluctuations in foreign currency exchange rates and/or oil prices, each of which may have a material impact on our financial condition, results of operations and cash flows.

In addition, during the fourth quarter of fiscal 2009 we undertook several cost reduction measures designed to streamline our operations and reduce our costs in response to worsening global economic conditions. These measures have resulted in us incurring restructuring and impairment charges, which have negatively impacted our results of operations. There can be no assurance that these cost reduction measures, or any future cost reduction measures, will not adversely affect our business or prospects.

The global economic slowdown increases the risk that we may be required to record impairment charges to our goodwill, and identifiable intangible assets and property, plant and equipment, which would impact the results of our operations.

Intangible assets with indefinite lives, including goodwill, are assessed at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The company completes the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Additionally, if facts and circumstances indicate that the carrying amount of identifiable amortizable intangible assets and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144). If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required. If a reduction is required, the carrying amount of an impaired asset would be reduced to fair value.

During the fourth quarter ended January 31, 2009, we recorded a non-cash charge of $109.9 million, before a related deferred tax benefit of $15.3 million, for impairment of goodwill and intangible assets in our Contract Logistics and Distribution segment. This charge was recorded as the result of volatility and deterioration of the financial markets and adverse changes in the global business climate, particularly during the second half of fiscal 2009. If global economic conditions continue to further deteriorate, the results of our operations may be affected, and further impairment charges to our goodwill, or impairment charges to our identifiable amortizable intangible assets and property, plant and equipment, may be required. Such additional charges could adversely impact our future results of operations.

We have substantial outstanding indebtedness and our outstanding indebtedness could adversely impact our financial condition and results of operations.

On July 13, 2006, we issued $200.0 million of senior unsecured guaranteed notes, which we refer to as the Senior Notes, pursuant to a note purchase agreement (Note Purchase Agreement) and we and certain of our direct and indirect subsidiaries entered into a $250.0 million credit facility agreement (Facility Agreement). Our indebtedness could have important consequences to us and our shareholders because we must dedicate funds to service our outstanding debt which could limit our ability to use our operating cash flows in other areas of our business or such indebtedness may otherwise increase our vulnerability to general adverse economic and industry conditions, including movements in interest rates, as the interest rate payable pursuant to the Facility Agreement adjusts, and to movements in currencies as compared to the U.S. dollar. Our indebtedness could also place us at a competitive disadvantage as compared to our competitors that have less debt as it could limit our ability to capitalize on future business opportunities and to react to competitive pressures or adverse changes.

We will need replacement financing for our indebtedness, we may need additional financing to fund our operations and we may not be able to obtain financing on terms acceptable to us or at all.

When the Facility Agreement terminates on July 13, 2009 and when the Senior Notes become due and payable in July 2011, we will need to obtain replacement financing. In addition to replacement financing for our existing indebtedness, we may also require additional financing to fund our operations. In certain circumstances, we could be required to repay our outstanding debt prior to the originally scheduled dates of maturity. For example, if a “change of control” (as defined in the Note Purchase Agreement or the Facility Agreement) occurs or if we do not comply with the covenants or other requirements in the Note Purchase Agreement or the Facility Agreement, our outstanding indebtedness may be accelerated and we may not have enough funds to satisfy all of our outstanding obligations under the Senior Notes and the Facility Agreement.

Although we have commenced discussions with some of our existing lenders concerning a possible refinancing of the Facility Agreement, as of the filing date of this report we have not yet secured such replacement financing. Furthermore, recent disruptions in the world’s financial and credit markets have made it more difficult and expensive to obtain credit facilities and, while we are currently evaluating various alternatives, there can be no assurance that replacement financing will be available to us on commercially reasonable terms or at all. If we are unable to timely secure a new replacement credit facility on acceptable terms or otherwise, we may be required to attempt to sell debt or equity securities or take other actions to repay our indebtedness. Replacement or additional financing may involve incurring additional debt or selling equity securities. If we incur additional debt, the risks associated with our business could increase. If we raise capital through the sale of additional equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to timely secure a new replacement credit facility or obtain other replacement financing for the Facility Agreement, or if we are otherwise unsuccessful in negotiating an extension of the Facility Agreement termination date, all amounts outstanding under the Facility Agreement will become immediately due and payable on such date and the credit and guarantee facilities provided thereunder would no longer be available, the outstanding indebtedness under the Senior Notes may be accelerated if we are unable to pay the amounts then due and owing under the Facility Agreement at such time, and our financial condition and results of operations would likely be adversely affected.

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

The covenants, financial ratios and other restrictions in our debt instruments may adversely impact our ability to finance our future operations or pursue available business opportunities or future acquisitions, even if we believe such actions would otherwise be advantageous. Our ability to comply with these covenants, financial ratios and other restrictions may be affected by events beyond our control, such as prevailing trade volumes, adverse economic conditions and changes in the competitive environment. We have amended the Facility Agreement and the Note Purchase Agreement and obtained waivers of certain covenants contained in such documents in the past. There can be no assurances that we will be able to obtain waivers or amendments to the Facility Agreement or the Note Purchase Agreement in the future. If we do not comply with these covenants and other requirements in the future and we are unable to obtain waivers from the holders of our Senior Notes and the lenders under the Facility Agreement, the interest and principal amounts outstanding under the Facility Agreement and the Senior Notes may become immediately due and payable.

Furthermore, the Note Purchase Agreement and the Facility Agreement each contain cross-default provisions with respect to other indebtedness, giving the lenders under the Facility Agreement and the note holders under the

Note Purchase Agreement the right to declare a default if we default under other indebtedness in some circumstances. Accordingly, defaults under debt agreements could materially and adversely affect our financial condition and results of operations.

Our information technology restructuring plan and other recent cost reduction measures involve risks, could result in higher than expected costs or otherwise adversely impact our operations and profitability.

In December 2008, we announced an information technology restructuring plan designed to consolidate our information technology resources, eliminate redundancies, reduce costs and improve our client services. This information technology restructuring plan includes outsourcing certain information technology functions and support and is expected to ultimately result in a reduction in our global IT workforce. We may experience delays in the expected period of time that it takes for us to complete this restructuring plan or other unanticipated events that may adversely impact the functionality of our information technology systems. In addition, the actual costs which we incur in connection with this restructuring plan, including outsourcing costs, may exceed our estimated costs. If implementation of the proposed information technology restructuring plan is delayed, or if the plan does not produce the benefits, efficiencies and savings we anticipate, or if our actual costs exceed our estimated costs, our results of operations and profitability could be adversely impacted. During the fourth quarter of fiscal 2009, we also undertook several other cost reduction measures designed to reduce our costs in response to worsening global economic conditions, including, but not limited to, freezing salaries, revising our incentive structure for fiscal 2010 and reducing head count in accordance with volume declines. These additional cost reduction measures have resulted in us incurring additional charges, which have negatively impacted our results of operations for fiscal 2009. There can be no assurance that our information technology restructuring plan or other recent cost reduction measures or any future cost reduction measures will not adversely affect our business or prospects or that we will not incur additional restructuring and impairment charges.

Our business transformation initiative, which we call 4asOne, involves risks, could result in higher than expected costs or otherwise adversely impact our operations and profitability.

We have begun a technology-enabled, business transformation initiative, which we refer to as 4asOne. The goal of the 4asOne project is to establish a single set of global processes for our freight forwarding business and our global financial management. In order to achieve this goal, we intend to deploy the Oracle suite of software to support enterprise master data management, financial management and freight forwarding operations management. The scale and anticipated future costs associated with the 4asOne project are significant and we could incur significant costs in excess of what we are planning to spend. Any technical or other difficulties in developing or implementing this project may result in delays, which in turn, may increase the costs of the project. Currently, we operate numerous systems with varying degrees of integration, which can lead to inefficiencies, workarounds and rework. As such, delays in the 4asOne project will also delay cost savings and efficiencies expected to result from the project. We may also experience difficulties consolidating our current systems, moving to a common set of operational processes and implementing a successful change management process. These difficulties may impact our clients and our ability to efficiently meet their needs. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

We conduct business throughout the world and our international presence exposes us to potential difficulties and risks associated with distant operations and to various global, regional and local economic, regulatory, political and other uncertainties and risks.

We conduct business throughout the world and a majority of our business is conducted outside of the United States. We anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our international operations are directly related to and are dependent on the volume of trade and the social, economic and political conditions in various countries. For the fiscal year ended January 31, 2009, approximately 68% of our revenues were reported in our EMENA, Asia Pacific and Africa regions combined and those regions accounted for approximately 64% of our total assets as of January 31, 2009. Our international operations and international commerce are influenced by many factors, including:

•	changes in a specific country’s or region’s economic, social and political conditions or governmental policies;

•	changes in international and domestic customs regulations;

•	trade laws, tariffs, export quotas and other trade restrictions;

•	difficulties in staffing, managing or overseeing foreign operations over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	pricing restrictions and regulations imposed by foreign governments;

•	expropriation of our international assets or adverse changes in tax laws and regulations;

•	limitations on the repatriation of earnings or assets, including cash;

•	different liability standards and less developed legal systems that may be less predictable than those in the United States; and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.

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

In October 2007, we received a notice from the Canadian Competition Bureau that the Bureau had commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that we preserve records relevant to such investigation. In addition, also in October 2007, one of our subsidiaries received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that we provide documents and information as they relate to New Zealand. In December 2007, our subsidiary responded to this request. In June 2008, one of our subsidiaries received a request for information issued by the European Commission (“EC”) requesting certain information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In July 2008, we submitted an initial response to this request.

There can be no assurances that additional regulatory inquiries or investigations will not be commenced by other U.S. or foreign regulatory agencies. We do not know when or how these investigations will be resolved or what, if any, actions the various governmental agencies may require us and/or any of our current or former officers, directors and employees to take as part of that resolution. We continue to receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations and we have provided, and will provide in the future, further responses as a result of such requests. A conclusion by the U.S. DOJ or by another foreign regulatory agency that we have engaged in anti-competitive behavior or other unfavorable resolution of these investigations could result in criminal sanctions and/or fines against UTi and/or certain of our current or former officers, directors and employees. Dealing with investigations and regulatory inquiries can be time consuming and distracting from the conduct of our business. We have incurred, and expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations.

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

The resolution of the pending investigations by the U.S. DOJ and other foreign governmental agencies, dealing with any future domestic or foreign governmental investigations, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to these matters could result in significant costs and expenses and the diversion of the attention of key employees. If any of the governmental investigations results in a determination adverse to us and/or our current or former officers, directors and employees or if we do not prevail in the civil litigation, we may be subject to criminal prosecution and substantial fines and penalties and liable for damages. Furthermore, any negative outcome or publicity that may occur from these investigations and litigation could impact our relationships with clients and our ability to generate revenue. These or other negative developments with respect to such governmental investigations or civil litigation could harm our business, operating results, cash flow, financial condition, reputation and prospects.

We have grown in the past, and may grow in the future, through acquisitions. Growth by acquisitions involves risks and we may not be able to identify or acquire companies consistent with our growth strategy or successfully integrate any acquired business into our operations.

We have grown in the past and we may pursue future opportunities to expand our business by acquiring other companies and business operations.

Acquisitions involve risks, including those relating to:

•	identification of appropriate acquisition candidates or negotiation of acquisitions on favorable terms and valuations;

•	integrating accounting management information, human resources and other administrative systems to permit effective management;

•	implementing or remediating controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies;

•	possible write-offs or impairment charges resulting from acquisitions;

•	diversion of management attention;

•	retention of senior managers, employees and clients; and

•	unexpected or unanticipated costs, expenses and liabilities.

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

If we fail to develop and integrate information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our clients and protect against disruptions of our operations, our business could be seriously harmed.

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

Our future performance depends, in part, upon the continued service of our key management personnel, including Eric W. Kirchner (Chief Executive Officer and Director), John S. Hextall (Executive Vice President — President, Freight Forwarding), William T. Gates (Executive Vice President — President, Contract Logistics and Distribution), Gene Ochi (Executive Vice President — President, Integrated Solutions for Strategic Clients), Lawrence R. Samuels (Executive Vice President — Finance and Chief Financial Officer), Ron S. Glickman (Senior Vice President and Chief Information Officer) and Lance E. D’Amico (Senior Vice President — Enterprise Support Services and Secretary). The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure that we will be successful in our efforts.

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

Our reporting currency is the U.S. dollar. For the fiscal year ended January 31, 2009, we derived a substantial portion of our revenue in currencies other than the U.S. dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the U.S. dollar could adversely affect our reported U.S. dollar earnings, as was the case in fiscal 2009. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into U.S. dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results.

Because our freight forwarding and domestic ground transportation operations are dependent on commercial airfreight carriers and air charter operators, ocean freight carriers, major United States railroads, other transportation companies, draymen and longshoremen, changes in available cargo capacity and other changes affecting such carriers, as well as interruptions in service or work stoppages, may negatively impact our business.

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major United States railroads, other transportation companies, draymen and longshoremen for the movement of our clients’ cargo. Consequently, our ability to provide these services for our clients could be adversely impacted by shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our North American ground transportation businesses are subject to a number of factors that are largely beyond our control, any of which could have a material adverse effect on our results of operations.

Our domestic ground transportation businesses could be materially adversely affected by numerous risks beyond our control including:

•	potential liability to third parties and clients as a result of accidents involving our employees, independent contractors or third party carriers;

•	increased insurance premiums, the unavailability of adequate insurance coverage, or the solvency of our current insurance providers;

•	recruitment and retention of independent sales agents and affiliates;

•	interruptions in services or stoppages in transportation as a result of labor disputes;

•	changes in fuel taxes;

•	the ability to effectively pass through fuel cost increases to our clients through commonly accepted fuel surcharges;

•	the extremely competitive and fragmented nature of the trucking and domestic ground transportation industry;

•	changes in governmental regulations or legislation impacting the transportation or trucking industry and unanticipated changes in transportation rates; and

•	potentially adverse effects from federal standards for new engine emissions.

If any of these risks or others occur, then our business and results of operations would be adversely impacted.

In addition, the trucking industry periodically experiences difficulty in attracting and retaining qualified drivers, including independent contractors and the shortage of qualified drivers and independent contractors has been severe at times during the past few years. If we are unable to continue attracting an adequate number of drivers or contract with enough independent contractors, we could be required to significantly increase our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.

If we are required to reclassify independent contractors as employees in our trucking, truck brokerage and other carrier businesses, we may incur additional costs and taxes which could have a material adverse effect on our results of operations.

We use a significant number of independent contractors in our trucking, truck brokerage and other carrier businesses. Currently, there are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. In this regard, we are currently involved in a dispute with the South African Revenue Service which is attempting to claim that we are liable for approximately $9.5 million, based on exchange rates as of January 31, 2009, in employee taxes in respect of “owner drivers” used for the collection and delivery of cargo in that country. If we are required to change the classification of our independent contractors, we may incur additional costs and be required to pay additional taxes, relating to past, present and future periods, which could have a material adverse effect on our results of operations.

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Our operating results have fluctuated in the past and it is likely that they will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand. Therefore, historically, our operating results have been subject to seasonal trends when measured on a quarterly basis, excluding the impact of acquisitions and foreign currency fluctuations. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. Changes in our pricing policies and those of our competitors and changes in the shipping patterns of our clients may adversely impact our operating results. The following additional factors could also cause fluctuations in our operating results:

•	the recent global economic slowdown and the related impact on global trade;

•	personnel costs;

•	costs relating to the expansion of operations;

•	costs and revenue fluctuations due to acquisitions, dispositions and the exiting of businesses;

•	changes in accounting rules and tax rates;

•	pricing and availability of cargo space on airlines, ships and trucks which we utilize to transport freight;

•	fluctuations in fuel prices and fuel and other surcharges;

•	pricing pressures from our competitors;

•	litigation and changes in government regulations;

•	changes in our clients’ requirements for supply chains services and solutions;

•	restructuring charges and impairments to goodwill and other intangible assets;

•	client discounts and credits; and

•	timing and magnitude of capital expenditures, including costs associated with the 4asOne project.

Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, there can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

We may not succeed with our long-term strategic operating plan, and as a result, our revenue, results of operations and profitability may be adversely impacted.

In connection with our five-year strategic operating plan, which we refer to as “CLIENTasONE,” we are undertaking various efforts to increase the number and size of our clients and grow our revenue, improve our operational performance, streamline our back-end operations, develop and implement new systems and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage client relationships, improve our systems and implement effective change management programs. We also face challenges developing, training and recruiting personnel. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.

We face intense competition in the freight forwarding, customs brokerage, contract logistics, domestic ground transportation and supply chain management industry.

The freight forwarding, customs brokerage, contract logistics, domestic ground transportation and supply chain management industry is intensely competitive and we expect it to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are many companies competing in one or more segments of the industry. We also encounter competition from regional and local third-party logistics providers, freight forwarders and integrated transportation companies. In addition, clients increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also face competition from air and ocean carriers, computer information and consulting firms and contract manufacturers, many of which are beginning to expand the scope of their operations to include supply chain related services. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which would damage our results of operations and the long-term or short-term prospects of our business.

Our effective income tax rate will impact our results of operations, cash flow and profitability and the tax returns of some of our subsidiaries are under review by various tax authorities.

We have international operations and generate taxable income in different countries throughout the world, with different effective income tax rates. Our future effective income tax rate will be impacted by a number of factors, including changes in enacted statutory tax rates worldwide and the geographical composition of our worldwide taxable income. From time to time, our tax returns are audited by the Internal Revenue Service (IRS) and the taxing authorities in other countries in which we operate. If the tax laws of the countries in which we operate are rescinded or changed or the United States or other foreign tax authorities were to change applicable tax laws or successfully challenge the manner or jurisdiction in which our profits are recognized or our tax positions, our effective income tax rate could increase or we could become obligated to pay additional taxes, which would adversely impact our cash flow and profitability.

Proposed tax legislation in the United States and other jurisdictions in which we operate could affect our ability to realize tax benefits from operations in certain tax jurisdictions.

We are incorporated in the British Virgin Islands and several of our holding companies and operating companies are incorporated in certain tax jurisdictions, including the British Virgin Islands, the Netherlands Antilles, and Guernsey, Channel Islands. In March 2009, U.S. Senator Carl Levin introduced a bill that proposes to treat foreign corporations that are publicly traded or have assets of $50.0 million or more and the management and control of which occurs primarily in the United States as U.S. domestic corporations for income tax purposes. This could potentially subject us to additional United States taxes, which would adversely impact our cash flow and profitability. In addition, the bill proposes to treat all U.S. dividend-based payments to non-U.S. persons as taxable income subject to withholding. The bill would also significantly expand IRS reporting requirements for passive foreign investment companies, although we are not currently a passive foreign investment company and we do not anticipate becoming a passive foreign investment company in the future (see discussion in Item 5 below under the caption “Taxation-United States Federal Income Tax Consequences” below).

Because we are a holding company, we are financially dependent on receiving distributions from our subsidiaries and we could be harmed if such distributions can not be made in the future.

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

We manage our business in many countries around the world, with local and regional management retaining responsibility for day-to-day operations, compliance issues, profitability and the growth of the business. This local and regional management is often rewarded based on regional and sub-regional financial performance rather than enterprise-wide financial performance. This operating approach can make it difficult for us to implement strategic decisions and coordinated practices and procedures throughout our global operations, including implementing and maintaining effective internal controls throughout our worldwide organization. In addition, some of our subsidiaries operate with management, sales and support personnel that may be insufficient to support their respective businesses without regional oversight and global coordination. Our decentralized operating approach could result in inconsistent management practices and procedures and adversely affect our overall profitability, and ultimately our business, results of operations, financial condition and prospects.

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

Our air transportation activities in the U.S. are subject to regulation by the Department of Transportation as an indirect air carrier and by the Federal Aviation Administration. We are also subject to security measures and strict shipper and client classifications by the Department of Homeland Security through the TSA. Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation, as necessary. We are accredited in each of our offices by the International Air Transport Association (IATA) or the Cargo Network Services Corporation, a subsidiary of IATA, as a registered agent. Our indirect air carrier status is also subject to the Indirect Air Carrier Standard Security Program administered by the TSA. We are licensed as a customs broker by the CBP in each United States customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing C-TPAT, we are subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under the Container Security Initiative, or CSI, which is administered by the CBP. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

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

Certain of our U.S. trucking and truck brokerage operations are subject to regulation by the FMCSA, which is an agency of the U.S. Department of Transportation, and by various state agencies. The FMCSA has broad regulatory powers with respect to activities such as motor carrier operations, practices and insurance. Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Subject to federal and state regulation, we may transport most types of freight to and from any point in the U.S. The trucking industry is subject to possible regulatory and legislative changes (such as the possibility of more stringent environmental, safety or security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or the cost of providing truckload services. We must comply with certain insurance and surety bond requirements to act in this capacity. If we were found to be out of compliance, our operations could be restricted or otherwise adversely impacted.

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

As an indirect ocean carrier or non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at variable rates. As an airfreight forwarder, we also charter aircraft capacity to meet peak season volume increases for our clients, particularly in Hong Kong and other locations in Asia. We then solicit freight from our clients to fill the ocean containers and air charter capacity. When we contract with ocean shipping lines to obtain containers and with air carriers to obtain charter aircraft capacity, we become obligated to pay for the container space or charter aircraft capacity that we purchase. If we are not able to sell all of our purchased container space or charter aircraft capacity, we will not be able to recover our out-of-pocket costs for such purchase of container space or charter aircraft capacity and our results would be adversely affected. We also lease or own a number of trucks which are utilized in our trucking business. If we are unable to efficiently utilize these trucks, we will not be able to recover all of our expenses associated with operating these trucks and our results would be adversely affected.

If we lose certain of our contract logistics clients or we cannot maintain adequate levels of utilization in our shared warehouses, then we may experience revenue losses and decreased profitability.

As a contract logistics provider, we lease single-tenant warehouses and distribution facilities from time to time under leases with terms longer than the contract logistics services contracts we have with our clients. We are required to pay rent under these real property leases even if our clients decide not to renew or otherwise terminate their agreements with us and we are not able to obtain new clients for these facilities. As a result, our earnings may be adversely affected. In addition, if we experience a decline in demand for space in our shared warehouses, then our revenues and earnings may decline as we would continue to be obligated to pay the full amount of the underlying leases.

If we are not reimbursed for amounts which we advance for our clients, our revenue and profitability may decrease.

We make significant disbursements on behalf of our clients for transportation costs concerning collect freight and customs duties and taxes and in connection with our performance of other contract logistics services. The billings to our clients for these disbursements may be several times larger than the amount of revenue and fees derived from these transactions. If we are unable to recover a significant portion of these disbursements or if our clients do not reimburse us for a substantial amount of these disbursements in a timely manner, we may experience revenue losses, decreased profitability and our cash flow may be negatively impacted.

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

Memorandum and Articles of Association may delay, deter or prevent other persons from attempting to acquire control of us. These provisions include:

•	the authorization of our board of directors to issue preference shares with such rights and preferences determined by the board, without the specific approval of the holders of ordinary shares;

•	the division of our board of directors into three classes, each of which is elected in a different year;

•	the prohibition of action by the written consent of the shareholders;

•	the ability of our board of directors to amend our Memorandum and Articles of Association without shareholder approval;

•	the establishment of advance notice requirements for director nominations and other proposals by shareholders for consideration at shareholder meetings; and

•	the requirement that the holders of two-thirds of the outstanding shares entitled to vote at a meeting are required to approve changes to specific provisions of our Memorandum and Articles of Association (including those provisions described above and others which are designed to discourage non negotiated takeover attempts); provided that as a prior condition to such vote by the shareholders our board of directors has approved the subject matter of the vote.

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

As of January 31, 2009, we leased, or in a limited number of cases, owned, 590 facilities in 62 countries. These facilities are generally comprised of office and warehouse space. In most countries, these facilities typically are located close to an airport, ocean port, or an important border crossing. Leases for our principal properties generally have terms ranging from three to ten years or more and often include options to renew. While some of our leases are month-to-month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.

As of January 31, 2009, we leased or owned the following facilities in the geographic regions indicated:

			Contract
			Logistics
			and
	Freight Forwarding		Distribution
	Facilities		Centers
	Owned	Leased	Leased	Total

EMENA	1	147	47	195
Americas	1	67	69	137
Asia Pacific	1	100	39	140
Africa	9	64	45	118

Total	12	378	200	590

Included in our leased facilities are single-client Contract Logistics and Distribution facilities as well as shared warehouses. In addition to the contract logistics centers reported above, we also manage a further 60 contract logistics centers which are located in the clients’ facilities.

Additional information regarding our lease commitments is set forth in Note 17, “Commitments” in our consolidated financial statements included in this annual report, which is incorporated herein by reference.

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

The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this and together with their legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $9.5 million based on exchange rates as of January 31, 2009.

The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12.2 million, based on exchange rates as of January 31, 2009.

The company was previously engaged, through various indirect subsidiaries, in the business of transportation and storage of fine works of art. The company sold this business and the related indirect subsidiaries during the first nine months of fiscal 2009. A client of one of these former subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. Although the company has sold this business, the company has retained any liabilities associated with this matter. The company believes that any ultimate liability it may have as a result of a claim may be mitigated based on a number of factors including insurance policies in place; limitations of liability imposed by the company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the company is unable to successfully mitigate its liability, the claim and its related impact could be material to the company’s consolidated results of operations.

In June 2007, we responded to a grand jury subpoena requesting documents in connection with U.S. DOJ investigation into the pricing practices in the international freight forwarding and cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials in connection with the U.S. DOJ investigation of the international freight forwarding and cargo transportation industry. We believe we are a subject of the U.S. DOJ investigation.

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

We continue to receive additional requests for information, documents and interviews from the various governmental agencies with respect to these investigations and we have provided, and will provide in the future, further responses as a result of such requests.

We (along with seven other global logistics providers) have been named as a defendant in a Federal antitrust class action lawsuit filed on January 3, 2008 in the United States District court in the Eastern District of New York (Precision Associates, Inc. v. Panalpina World Transport (Holding) Ltd.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under United States antitrust laws.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2009.

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

Price Range of our Ordinary Shares

Our ordinary shares trade on The Nasdaq Global Select Market under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows:

	High	Low

Fiscal Year Ended January 31, 2009:
4th Quarter	$14.62	$7.91
3rd Quarter	20.98	8.67
2nd Quarter	24.35	18.00
1st Quarter	22.27	15.59
Fiscal Year Ended January 31, 2008:
4th Quarter	$25.24	$17.34
3rd Quarter	25.91	20.49
2nd Quarter	28.74	23.26
1st Quarter	32.00	22.25

As of March 31, 2009, the number of holders of record of our ordinary shares was 178.

Dividend Policy

During fiscal years 2009, 2008 and 2007, we paid an annual cash dividend of $0.06 per ordinary share. Historically, our board of directors has considered the declaration of dividends following the completion of a fiscal year; however, as of the filing date of this annual report, no determination has been made with respect to fiscal 2010. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors which our board of directors deems relevant. Our Articles of Association contain certain limitations regarding the payment of dividends in accordance with the laws of the British Virgin Islands. In addition, our bank credit facilities contain limitations on our ability to pay dividends. We intend to reinvest a substantial portion of our earnings in the development of our business and no assurance can be given that dividends will be paid to our shareholders at any time in the future.

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

Performance Graph

The following graph compares the cumulative total shareholder return on the company’s ordinary shares for the period beginning January 31, 2004 through January 31, 2009 with the cumulative total return on (a) the NASDAQ Composite Index and (b) the NASDAQ Transportation Index. The graph assumes $100 was invested in the company’s ordinary shares and in each of the indices shown and assumes that all of the dividends were reinvested.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among UTi Worldwide Inc., The NASDAQ Composite Index
And The NASDAQ Transportation Index

*	$100 Invested on 1/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended, or the Exchange Act.

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

Taxation

United States Federal Income Tax Consequences

General

This section summarizes certain material United States Federal income tax consequences to holders of our ordinary shares as of the date of this report. The summary applies to you only if you hold our ordinary shares as a capital asset for tax purposes (that is, for investment purposes). The summary does not cover state, local or foreign law. In addition, this summary does not apply to you if you are a member of a class of holders subject to special rules, such as:

•	a dealer in securities or currencies;

•	a trader in securities that elects to use a mark-to-market method of accounting for your securities holdings;

•	a bank;

•	a life insurance company;

•	a real estate investment trust;

•	a regulated investment company;

•	a tax-exempt organization;

•	a person that holds our ordinary shares as part of a straddle or a hedging, integrated, constructive sale or conversion transaction for tax purposes;

•	a person whose functional currency for tax purposes is not the U.S. dollar;

•	a person liable for alternative minimum tax;

•	a person that owns, or is treated as owning, 10% or more of any class of our shares; or

•	a person who is an expatriate of the United States.

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

For purposes of the discussion below, you are a U.S. holder if you are a beneficial owner of our ordinary shares who or which is:

•	an individual U.S. citizen or resident alien;

•	a corporation, or entity taxable as a corporation, that was created, or treated as created, under U.S. law (federal or state);

•	an estate whose worldwide income is subject to U.S. Federal income tax regardless of source; or

•	a trust if (1) a U.S. court is able to exercise primary supervision over its administration and (2) one or more U.S. persons have authority to control all substantial decisions of the trust.

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

Tax Consequences to U.S. Holders

Distributions

If we make any distributions on our ordinary shares, the gross amount of any such distribution (other than in liquidation) that you receive with respect to our ordinary shares generally will be taxed to you as a dividend to the extent such distribution does not exceed our current or accumulated earnings and profits, as calculated for U.S. Federal income tax purposes. To the extent any distribution exceeds our earnings and profits, as calculated for U.S. Federal income tax purposes, the distribution will first be treated as a tax-free return of capital to the extent of your adjusted tax basis in our ordinary shares and will be applied against and reduce such basis on a dollar-for-dollar basis (thereby increasing the amount of gain and decreasing the amount of loss recognized on a subsequent disposition of such common stock). To the extent that such distribution exceeds your adjusted tax basis, the distribution will be taxed as gain recognized on a sale or exchange of our ordinary shares. See “Sale or Other Disposition of our Ordinary Shares,” below. Dividends paid with respect to our ordinary shares will generally be treated as foreign source “passive income.” Because we are not a U.S. corporation, dividends paid by us to corporations are not eligible for the dividends-received deduction. A U.S. holder will not be eligible to claim a foreign tax credit against its U.S. Federal income tax liability for foreign taxes paid, if any, by us unless it is a U.S. corporation owning 10% or more of our voting stock.

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

Information Return and Backup Withholding

Distributions made by us with respect to our ordinary shares and gross proceeds from the disposition of the shares may be subject to information reporting requirements to the Internal Revenue Service (IRS) and a 28%

backup withholding tax. However, the backup withholding tax will generally not apply to a U.S. holder who furnishes a correct taxpayer identification number and provides other required information. If backup withholding applies, the amount withheld is not an additional tax, but is credited against the shareholder’s United States Federal income tax liability. Accordingly, we urge you to contact your own tax advisor to ascertain whether it is necessary for you to furnish any such information to us or the Internal Revenue Service.

Tax Consequences to Non-U.S. Holders

Distributions

If you are a non-U.S. holder, you generally will not be subject to U.S. Federal income tax on distributions made on our ordinary shares unless:

•	you conduct a trade or business in the United States; and

•	the dividends are effectively connected with the conduct of that trade or business (and, if an applicable income tax treaty so requires as a condition for you to be subject to U.S. Federal income tax on a net income basis in respect of income from our ordinary shares, such dividends are attributable to a permanent establishment that you maintain in the United States).

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

Sale or Other Disposition of our Ordinary Shares

If you are a non-U.S. holder, you will not be subject to U.S. Federal income tax, including withholding tax, in respect of gain recognized on a sale or other taxable disposition of our ordinary shares unless:

•	your gain is effectively connected with a trade or business that you conduct in the United States (and, if an applicable income tax treaty so requires as a condition for you to be subject to U.S. Federal income tax on a net income basis in respect of gain from the sale or other disposition of our ordinary shares, such gain is attributable to a permanent establishment maintained by you in the United States); or

•	you are an individual and are present in the United States for at least 183 days in the taxable year of the sale or other disposition, and either:

•	your gain is attributable to an office or other fixed place of business that you maintain in the United States; or

•	you have a tax home in the United States.

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

Backup Withholding and Information Reporting

Payments (or other taxable distributions) in respect of our ordinary shares that are made in the United States or by a U.S. related financial intermediary will be subject to U.S. information reporting rules. You will not be subject to backup withholding of U.S. Federal income tax provided that:

•	you are a corporation or other exempt recipient; or

•	you provide a social security number (which, in the case of an individual, that is his or her taxpayer identification number) and certify that no loss of exemption from backup withholding has occurred.

If you are a non-U.S. holder, you generally are not subject to information reporting and backup withholding, but you may be required to provide a certification of your non-U.S. status in order to establish that you are exempt.

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

The selected consolidated balance sheet data as of January 31, 2009 and 2008 and the selected consolidated statement of operations data for each of the three years ended January 31, 2009, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report.

The selected consolidated balance sheet data as of January 31, 2007, 2006 and 2005 and selected consolidated statement of operations data for the years ended January 31, 2006 and 2005, have been derived from our audited consolidated financial statements, not included in this annual report.

The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

	Year Ended January 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
		Note(5)	Note(5)	Note(5)	Note(5)

STATEMENT OF OPERATIONS DATA:
Revenues:(1)(2)(3)
Airfreight forwarding	$1,621,602	$1,553,551	$1,275,440	$1,113,400	$929,627
Ocean freight forwarding	1,203,643	1,101,129	937,559	826,079	672,641
Customs brokerage	109,436	98,031	86,144	80,845	77,466
Contract logistics(2)(3)	663,656	618,599	477,307	408,851	282,189
Distribution(3)	564,906	624,399	548,499	164,204	142,579
Other(3)	380,474	370,545	223,147	181,914	146,265

Total revenues	4,543,717	4,366,254	3,548,096	2,775,293	2,250,767

Purchased transportation costs:(1)
Airfreight forwarding	1,275,569	1,235,010	1,009,064	884,157	731,538
Ocean freight forwarding	1,001,275	926,224	790,988	707,733	573,764
Customs brokerage	5,987	3,668	2,263	2,451	2,211
Contract logistics	94,963	81,656	66,666	62,631	46,305
Distribution	404,756	416,059	335,557	52,720	43,010
Other	214,827	214,823	127,765	105,152	85,318

Total purchased transportation costs	2,997,377	2,877,440	2,332,303	1,814,844	1,482,146

Staff costs(4)	844,255	800,891	639,209	543,969	427,003
Depreciation and amortization	41,753	39,306	33,060	22,709	19,107
Amortization of intangible assets	12,971	9,436	8,005	5,082	1,980
Restructuring charges(8)	8,903	8,395	—	—	—
Goodwill impairment(9)	98,932	—	—	—	—
Intangible assets impairment(6)	11,009	—	—	—	—
Other operating expenses	505,223	480,308	381,021	289,911	257,950

Operating income	23,294	150,478	154,498	98,778	62,581
Net (loss)/income	$(4,637)	$98,686	$103,511	$53,809	$33,433

	Year Ended January 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
		Note(5)	Note(5)	Note(5)	Note(5)

Basic (loss)/earnings per ordinary share
Continuing operations	$(0.12)	$0.99	$1.06	$0.57	$0.35
Discontinued operations	0.08	0.01	—	—	0.01

	$(0.04)	$1.00	$1.06	$0.57	$0.36

Diluted (loss)/earnings per ordinary share
Continuing operations	$(0.12)	$0.99	$1.04	$0.55	$0.35
Discontinued operations	0.08	—	—	—	—

	$(0.04)	$0.99	$1.04	$0.55	$0.35

Cash dividends paid per ordinary share	$0.06	$0.06	$0.06	$0.05	$0.04

Number of weighted average shares used for per share calculations:
Basic shares	99,407	99,113	97,431	94,147	92,203
Diluted shares	99,407	100,172	99,562	98,042	95,705
BALANCE SHEET DATA:
Total assets	$1,648,686	$2,074,676	$1,660,078	$1,222,305	$1,057,296
Long-term liabilities(7)	$190,106	$270,331	$287,834	$55,125	$65,911

(1)	Refer to Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this annual report for revenue recognition policy.

(2)	We acquired International Healthcare Distributors (Pty.) Limited, which we refer to as IHD, Unigistix Inc., which we refer to as Unigistix, and Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span, in June 2004, October 2004 and November 2006, respectively. Because of these acquisitions, our contract logistics revenues have increased over our historical levels. Additional information regarding acquisitions and the impact of acquisitions is included in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Acquisitions,” in our consolidated financial statements included in this annual report.

(3)	During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to the acquisition of Market Transport Services in March 2006, the company changed its disclosure of revenues by its principal services. As a result, distribution revenues are now separately reported. In previous periods, distribution revenues had been combined with other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our contract logistics services have been reclassified to distribution. There were no changes in airfreight forwarding, ocean freight forwarding, and customs brokerage revenues. Additional information regarding our segment reporting is included in Note 22, “Segment Reporting,” in our consolidated financial statements included in this annual report.

(4)	Included in total share-based compensation expense recognized for the year ended January 31, 2007 was a credit of $2.3 million, pre-tax. This included $7.7 million related to stock options, $2.7 million related to restricted share units and a credit of $12.6 million related to the SLi Share-based Compensation Arrangement for the year ended January 31, 2007. The total tax impact recognized in the consolidated statements of operations for share-based compensation for the year ended January 31, 2007 was a benefit of $2.1 million. Total share-based compensation expense recognized for the year ended January 31, 2006 was $37.6 million, pre-tax. This included $5.2 million related to stock options and restricted share units and $32.5 million related to the SLi Share-based Compensation Arrangement for the year ended January 31, 2006. The total tax impact recognized in the consolidated statements of operations for share-based compensation for the year ended

January 31, 2006 was a benefit of $0.9 million. Total share-based compensation expense recognized for the year ended January 31, 2005 was $32.8 million, pre-tax. This included $0.6 million related to stock options and restricted share units and $32.3 million related to the SLi Share-based Compensation Arrangement for the year ended January 31, 2005. There was no tax impact recognized in the consolidated statements of operations for share-based compensation for the year ended January 31, 2005. For details regarding the SLi Share-Based Compensation Arrangement, refer to Note 15, “Share-Based Compensation” to the consolidated financial statements.

(5)	Effective July 31, 2008, the company sold substantially all of its art packing, shipping and storing business, consisting of the shares of three wholly-owned subsidiaries and one subsidiary with 51% ownership interest, as well as the assets of a fine arts department of another wholly-owned subsidiary. As of January 31, 2009, the net proceeds of $8.7 million resulted in a gain on sale of discontinued operations of $7.4 million, net of tax. Refer to Note 21, “Discontinued Operations,” in our consolidated financial statements included in this annual report.

(6)	During the fourth quarter ended January 31, 2009, the company performed an evaluation of recoverability of its long-lived assets and recorded non-cash charges of $7.3 million, and $3.7 million for customer lists and a trademark, respectively, in the company’s Contract Logistics and Distribution segment. These charges were before a related combined deferred tax benefit of $3.9 million.

(7)	On July 13, 2006, we issued the $200.0 million Senior Notes. Additional information regarding the Senior Notes is discussed in Part II, Item 7 of this report appearing under the caption, “Credit Facilities and Senior Notes,” and in Note 11, “Borrowings,” in our consolidated financial statements included in this annual report.

(8)	Refer to Note 9, “Restructuring and Impairments,” in our consolidated financial statements included in this annual report.

(9)	During the fourth quarter ended January 31, 2009, the company recorded a non-cash charge of $98.9 million, before a related deferred tax benefit of $11.3 million, for impairment of goodwill in the company’s Contract Logistics and Distribution segment. This charge was recorded as the result of volatility and deterioration of the financial markets and adverse changes in the global business climate, during the second half of the fiscal year-ended January 31, 2009. Refer to Note 3, “Goodwill and Intangible Assets Impairment,” in our consolidated financial statements included in this annual report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our financial condition, changes in financial condition and results of operations.

We will discuss and provide our analysis in the following order:

•	Overview

•	Discussion of Operating Results

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Impact of Inflation

•	Critical Accounting Estimates

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

The company’s operations are principally managed by core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. As discussed in Note 1, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in this annual report, during the first quarter of fiscal 2009, we realigned our operations into the following reportable segments: Freight Forwarding and Contract Logistics and Distribution. Corporate office expenses, eliminations, and various holding companies within the group structure are presented separately. In conjunction with this change, certain costs that were previously presented separately are now recorded in the Freight Forwarding and Contract Logistics and Distribution segments. These changes and reclassifications had no effect on the company’s reported earnings, or earnings per basic and diluted share. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, all prior period segment information was reclassified to conform to this new financial reporting presentation.

Freight Forwarding Segment.  As a freight forwarder, we conduct business as an indirect carrier for our clients or occasionally as an authorized agent for airlines or ocean carriers. We typically act as an indirect carrier with respect to shipments of freight unless the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments. In such situations, we usually forward the freight as an agent of the client.

We do not own or operate aircraft or vessels, and consequently, contract with commercial carriers to arrange for the shipment of cargo. We arrange for, and in many cases provide, pick-up and delivery service between the carrier and the location of the shipper or recipient.

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

We believe that our Freight Forwarding segment, net revenue (the term used by the company to describe revenue less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because our revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Revenue derived from freight forwarding generally is shared between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only commissions and fees earned by us and is substantially similar to net revenue for the Freight Forwarding segment in this respect.

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.

Contract Logistics and Distribution Segment.  Our contract logistics services primarily relate to the value-added warehousing and subsequent distribution of goods and materials in order to meet our clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business.

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

In contrast to the Freight Forwarding segment, we believe revenue is a better measure of the growth in our contract logistics and distribution business because this segment does not incur carrier costs (and related fuel surcharges) in the same manner as freight forwarding, and purchased transportation costs under this segment primarily relate to the truck brokerage operation in the Americas region.

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.

CLIENTasONE Strategy

In connection with our five-year strategic operating plan, which we refer to as “CLIENTasONE,” we are undertaking various efforts to increase the number and size of our clients and our revenue, improve our operational performance, streamline our back-end operations, develop and implement new systems and train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage client relationships, integrate acquisitions, control costs, improve our systems and implement effective change management processes. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.

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

Fiscal 2010 Cost Reduction Plans

In March 2009, the company announced certain actions to reduce costs, some of which were implemented commencing in the fourth quarter of fiscal 2009. These actions included a salary freeze and a revision to the company’s incentive structure for fiscal 2010, a reduction in headcount where necessary in accordance with volume declines and further controlling of discretionary expenses such as travel. These actions are expected to reduce operating costs for fiscal 2010 by approximately $50.0 million from our fourth-quarter fiscal 2009 operating levels.

Fiscal 2009 Information Technology Cost Reduction Plan and Other Cost Reductions

On December 3, 2008, the company’s Executive Board approved an information technology restructuring plan designed to consolidate the company’s information technology resources, eliminate redundancies, reduce costs and improve client services. The information technology restructuring plan includes outsourcing certain information technology functions and support, and is expected to ultimately result in a reduction in the company’s global information technology workforce by approximately 250 employees. The company anticipates completing the implementation of the information technology restructuring plan during the second quarter of fiscal 2010.

In connection with the implementation of the information technology restructuring plan, we incurred aggregate pre-tax restructuring charges of $2.3 million in fiscal 2009. An additional $1.2 million is expected to be incurred in the first and second quarters of fiscal 2010.

All of the costs associated with the information technology restructuring plan are expected to be cash expenditures.

In addition to the restructuring charges described above, during the year ended January 31, 2009, the company incurred $1.1 million in advisory and ancillary costs associated with the information technology restructuring plan. Including advisory and ancillary costs incurred during the year ended January 31, 2009, total advisory and ancillary costs of approximately $5.2 million are expected to be incurred under the information technology restructuring plan.

In fiscal 2009 we undertook several other cost reduction measures designed to streamline our operations and reduce our costs in response to worsening global economic conditions. These generally included headcount reductions in response to declining volumes.

Fiscal 2008 Cost Reduction Measures

On January 31, 2008, we undertook several cost reduction measures designed to streamline our operations and reduce our costs. These measures, which we refer to collectively as the 2008 Cost Reduction Measures, were undertaken by us in response to slowing growth in our net revenue, which is the term we use to describe revenue less purchased transportation costs, resulting from yield compression and a slowing economy, as well as deterioration in the performance of some of our under-performing operations. The 2008 Cost Reduction Measures included the following:

•	Exiting our retail distribution business in Africa, the surface distribution operation of our integrated logistics business in the Americas, and other selected non-performing operations;

•	Cancelling various long-term initiatives, such as the development of certain industry verticals;

•	Reducing the number of aircraft which we charter, primarily on the routes from Asia;

•	Exiting an unprofitable contract arrangement in connection with a contract logistics site in the Americas; and

•	Realigning corporate and regional functions in an effort to reduce our overhead costs.

As a result of the 2008 Cost Reduction Measures, we reduced our global workforce by 6% at the end of the second fiscal quarter in fiscal 2009. We estimate that the 2008 Cost Reduction Measures reduced annualized expenses by approximately $109.0 million and resulted in annualized net revenue reductions of $68.9 million.

In connection with the 2008 Cost Reduction Measures, the pre-tax restructuring charges and costs included:

•	Employee severance and termination costs of $2.5 million and $3.2 million were incurred during the fourth quarter of fiscal 2008, and first quarter of fiscal 2009, respectively.

•	Asset impairment charges of $3.5 million were incurred during the fourth quarter of fiscal 2008. No asset impairment charges were incurred during the fiscal year ended 2009.

•	Contract termination and other costs of $2.4 million, and $2.6 million were incurred during the fourth quarter of fiscal 2008, and first quarter of fiscal 2009, respectively.

Termination Notice

As previously disclosed, effective March 1, 2008, Wal*Mart terminated its outsourcing agreement with us for its warehouse facility in Baytown, Texas. We estimate that the loss of this contract resulted in a loss of net revenues of approximately $45.0 million and a corresponding reduction in related costs of approximately $40.0 million during fiscal 2009.

Discontinued Operations

Effective July 31, 2008, the company sold substantially all of its art packing, shipping and storing business, consisting of the shares of three wholly-owned subsidiaries and one subsidiary with 51% ownership interest, as well as the assets of a fine arts department of another wholly-owned subsidiary. The net proceeds of $8.7 million resulted in a gain on sale of discontinued operations of $7.4 million, net of tax.

Goodwill and Intangible Assets Impairment

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net assets. Other intangible assets with finite lives are being amortized using the straight-line method over their estimated lives.

Intangible assets with indefinite lives, including goodwill are assessed at least annually for impairment in accordance with SFAS No. 142. We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, the company utilizes a discounted cash flow analysis, corroborated by comparative market multiples where appropriate.

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weight of each component of the company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles specific to the company. The terminal value assumptions are applied to the final year of the discounted cash flow model. Due to the many variables inherent in the estimation of fair value and the relative size of the company’s recorded goodwill, differences in assumptions may have a material effect on the results of the impairment analysis.

During the fourth quarter ended January 31, 2009, we recorded a non-cash charge of $98.9 million, before a related deferred tax benefit of $11.3 million, for impairment of goodwill in our Contract Logistics and Distribution segment. This charge was recorded as the result of volatility and deterioration of the financial markets and adverse changes in the global business climate, during the second half of the fiscal year-ended January 31, 2009.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of identifiable amortizable intangibles and property, plant and equipment may be impaired, we would perform an evaluation of recoverability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144). If an evaluation were required, we would compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required. If a reduction is required, the carrying amount of an impaired asset would be reduced to fair value.

During the fourth quarter ended January 31, 2009, the company performed an evaluation of recoverability of its long-lived assets and recorded non-cash charges of $7.3 million and $3.7 million for customer lists and a trademark, respectively, in the company’s Contract Logistics and Distribution Segment. These charges were before a related combined deferred tax benefit of $3.9 million.

Acquisitions

We have grown in the past and may grow, in the future, through acquisitions. As of the date of this filing, we completed one acquisition since the beginning of fiscal 2010. This acquisition, along with our other acquisitions over the past five years, have had, and will have, a significant effect on the comparability of our operating results, increasing revenues and expenses, over the respective prior periods and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year, will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of their respective acquisitions. We consider the operating results of an acquired company during the year following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth. Historically, we have financed acquisitions with a combination of cash from operations and borrowed money. We may borrow additional money or issue ordinary shares in the future to finance acquisitions. From time-to-time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to potential acquisition targets.

We cannot assure you that we will be able to consummate acquisitions in the future on terms acceptable to us, or at all, in which case our rate of growth may be negatively impacted. We may not be successful in integrating the companies we have acquired, or those we may acquire in the future, and we may not achieve the expected financial results, including cost savings in the anticipated timeframes, if at all. Future acquisitions are accompanied by the risk that the liabilities of any such acquired company may not be adequately reflected in the historical financial statements of such company and the risk that such historical financial statements may be based on assumptions that are incorrect or inconsistent with our assumptions. To the extent we make additional acquisitions in the future, the risks associated with our acquisition strategy will be exacerbated. Readers are urged to carefully read all cautionary statements contained in this Form 10-K relating to acquisitions, including, without limitation, those contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.

Effective February 4, 2009, UTi Logistics Israel Ltd. acquired the issued and outstanding shares of Multi Purpose Logistics, Ltd. (MPL), for a purchase price of $1.5 million in cash. MPL is an Israeli company providing logistics services. The total cost of the acquisition will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

Effective September 20, 2007, the company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6.5 million in cash. Effective October 8, 2007, the company completed a merger agreement to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the company owns 75% of the shares of the surviving corporation. The company has accounted for these transactions in accordance with SAB Topic 5H, Accounting for Sales of Stock by a Subsidiary. Accordingly, a gain of $3.2 million was recorded in the consolidated statements of operations for the year ended January 31, 2008. This gain represents the excess of the fair value received pursuant to the Newlog Merger over the carrying amount of the wholly owned Israeli indirect subsidiary contributed. Effective October 16, 2007, the company acquired certain assets and liabilities of Transclal Trade Ltd., an Israeli company, which we refer to as Transclal, involved in freight forwarding and customs brokerage, for a purchase price of approximately $36.9 million in cash. We refer to the Newlog Merger and the acquisition of certain assets and liabilities of Transclal Trade Ltd. as the Israel Acquisition. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair value at the date of the acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of identified net tangible and intangible assets, and accordingly, $44.5 million was allocated to goodwill. Subsequent to the acquisition date, the company conducted additional valuation work on client contracts and relationships and other intangible assets identified and refined its estimates recorded previously in fiscal 2008. During the third quarter of fiscal 2009, the company finalized the valuation of such intangible assets and the allocation of the purchase price and reduced goodwill to $30.8 million. As a result of the Israel Acquisition, the company has become one of the larger freight forwarding operations in Israel.

Effective September 6, 2007, we acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary) Limited and its subsidiaries, which we collectively refer to as CSC, for an initial cash payment of approximately $5.2 million, net of cash received. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. As a result of this acquisition, the company increased its range of services to the pharmaceutical industry in South Africa. In addition to the initial payment and subject to certain regulations coming into effect within three to five years from the effective date of the acquisition, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8.0 million, based on a recalculation of CSC’s earnings from September 1, 2006 through the effective date of the acquisition.

The initial cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair value at the date of the acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of identified net tangible and intangible assets, and accordingly, $3.1 million was allocated to goodwill. Subsequent to the acquisition date, the company conducted additional valuation work on client contracts and relationships and other intangible assets identified and refined its estimates recorded previously in fiscal 2008. During the third quarter of fiscal 2009, the company finalized the valuation of such intangible assets and the allocation of the purchase price and reduced goodwill to $2.7 million.

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

Effective March 7, 2006, we acquired Portland, Oregon-based Market Transport Services, a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in domestic ground transportation, for approximately $197.1 million in cash. The acquisition of Market Transport Services was funded by a combination of our cash reserves and the proceeds of a $150.0 million senior secured six-month term credit facility, which we refer to as the Bridge Facility. On July 13, 2006, we issued $200.0 million of senior unsecured guaranteed notes, which we refer to as the Senior Notes, and utilized $150.0 million of those proceeds to repay the $150.0 million Bridge Facility. Additional information regarding the Senior Notes is discussed in this Item appearing under the caption, “Credit Facilities and Senior Notes,” and in Note 11, “Borrowings,” in our consolidated financial statements included in this annual report.

We made several smaller acquisitions in fiscal 2007. Effective January 26, 2007, we acquired 100% of the outstanding shares of Cargoforte Sp. Zo.o (which we refer to as Cargoforte), a Polish company involved in freight forwarding and contract logistics for an initial purchase price of approximately $1.0 million in cash. Our acquisition of Cargoforte is subject to a maximum contingent earn-out of $20.0 million, which is offset against the initial purchase price and is to be calculated based on a multiple of the acquired operation’s future earnings for each of the three twelve-month periods in the period ending January 31, 2011. Effective December 18, 2006, we acquired 100%

of the outstanding shares of WEST Pharma Logistics, s.r.o, which we have subsequently renamed UTi Pharma Slovakia, s.r.o. (which we refer to as Pharma), a contract logistics company located in Slovakia, for an initial purchase price of approximately $1.1 million. We also anticipate making two contingent earn-out payments related to our acquisition of Pharma. These payments are subject to a maximum of $3.0 million and are to be calculated based on a multiple of the acquired operation’s future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.

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

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2009 and fiscal 2008 compared to the respective prior years. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in Part I, Item 1A under the heading, “Risk Factors,” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement. Our consolidated financial statements attached to this report have been prepared in U.S. dollars and in accordance with U.S. GAAP.

Segment Operating Results

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

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. All comparative figures have been re-classified to reflect the above changes. Our revenues and operating income by operating segment for the years ended January 31, 2009, 2008 and 2007, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Year Ended January 31,
	2009				2008
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$3,156,039	$1,387,678	$—	$4,543,717	$2,927,535	$1,438,719	$—	$4,366,254

Purchased transportation costs	2,438,756	558,621	—	2,997,377	2,293,861	583,579	—	2,877,440
Staff costs	396,019	439,569	8,667	844,255	337,756	451,123	12,012	800,891
Depreciation and amortization	15,605	25,924	224	41,753	13,661	25,352	293	39,306
Amortization of intangible assets	3,896	9,075	—	12,971	863	8,573	—	9,436
Restructuring charges	2,731	3,863	2,309	8,903	912	5,800	1,683	8,395
Goodwill impairment	—	98,932	—	98,932	—	—	—	—
Intangible assets impairment	—	11,009	—	11,009	—	—	—	—
Other operating expenses	172,505	314,146	18,572	505,223	149,977	316,839	13,492	480,308

Total operating expenses	3,029,512	1,461,139	29,772	4,520,423	2,797,030	1,391,266	27,480	4,215,776

Operating income/(loss)	$126,527	$(73,461)	$(29,772)	$23,294	$130,505	$47,453	$(27,480)	$150,478

	Change to Year Ended January 31, 2009
	from Year Ended January 31, 2008
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$228,504	$(51,041)	$—	$177,463	8%	(4)%	—%	4%

Purchased transportation costs	144,895	(24,958)	—	119,937	6	(4)	—	4
Staff costs	58,263	(11,554)	(3,345)	43,364	17	(3)	(28)	5
Depreciation and amortization	1,944	572	(69)	2,447	14	2	(24)	6
Amortization of intangible assets	3,033	502	—	3,535	351	6	—	37
Restructuring charges	1,819	(1,937)	626	508	199	33	37	6
Goodwill impairment	—	98,932	—	98,932	—	—	—	—
Intangible assets impairment	—	11,009	—	11,009	—	—	—	—
Other operating expenses	22,528	(2,693)	5,080	24,915	15	(1)	38	5

Total operating expenses	232,482	69,873	2,292	304,647	8	5	8	7

Operating (loss)/income	$(3,978)	$(120,914)	$(2,292)	$(127,184)	(3)%	(255)%	8%	(85)%

	Year Ended January 31,
	2008				2007
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$2,927,535	$1,438,719	$—	$4,366,254	$2,431,966	$1,116,130	$—	$3,548,096

Purchased transportation costs	2,293,861	583,579	—	2,877,440	1,896,633	435,670	—	2,332,303
Staff costs	337,756	451,123	12,012	800,891	283,584	348,342	7,283	639,209
Depreciation and amortization	13,661	25,352	293	39,306	12,226	20,657	177	33,060
Amortization of intangible assets	863	8,573	—	9,436	—	8,005	—	8,005
Restructuring charges	912	5,800	1,683	8,395	—	—	—	—
Other operating expenses	149,977	316,839	13,492	480,308	129,468	243,628	7,925	381,021

Total operating expenses	2,797,030	1,391,266	27,480	4,215,776	2,321,911	1,056,302	15,385	3,393,598

Operating income/(loss)	$130,505	$47,453	$(27,480)	$150,478	$110,055	$59,828	$(15,385)	$154,498

	Change to Year Ended January 31, 2008
	from Year Ended January 31, 2007
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$495,569	$322,589	$—	$818,158	20%	29%	—%	23%

Purchased transportation costs	397,228	147,909	—	545,137	21	34	—	23
Staff costs	54,172	102,781	4,729	161,682	19	30	65	25
Depreciation and amortization	1,435	4,695	116	6,246	12	23	66	19
Amortization of intangible assets	863	568	—	1,431	—	7	—	18
Restructuring charges	912	5,800	1,683	8,395	—	—	—	—
Other operating expenses	20,509	73,211	5,567	99,287	16	30	70	26

Total operating expenses	475,119	334,964	12,095	822,178	20	32	79	24

Operating income/(loss)	$20,450	$(12,375)	$(12,095)	$(4,020)	19%	(21)%	79%	(3)%

	Year Ended January 31,
	2009			2008			2007
		Contract			Contract			Contract
		Logistics			Logistics			Logistics
	Freight	and		Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$1,091,758	$256,529	$1,348,287	$867,768	$248,602	$1,116,370	$687,064	$149,799	$836,863
Americas	627,824	807,144	1,434,968	595,499	864,353	1,459,852	503,139	674,186	1,177,325
Asia Pacific	1,065,565	35,079	1,100,644	1,100,219	32,274	1,132,493	926,917	24,472	951,389
Africa	370,892	288,926	659,818	364,049	293,490	657,539	314,846	267,673	582,519

Total	$3,156,039	$1,387,678	$4,543,717	$2,927,535	$1,438,719	$4,366,254	$2,431,966	$1,116,130	$3,548,096

	Year Ended January 31,
	2009			2008			2007
		Contract			Contract			Contract
		Logistics			Logistics			Logistics
	Freight	and		Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net		Net	Net
	Revenue	Revenue	Total	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$285,786	$165,441	$451,227	$220,652	$128,887	$349,539	$166,831	$85,021	$251,852
Americas	166,525	432,058	598,583	162,262	493,291	655,553	144,154	385,871	530,025
Asia Pacific	172,883	22,451	195,334	158,722	22,426	181,148	143,061	15,273	158,334
Africa	92,089	209,107	301,196	92,038	210,536	302,574	81,287	194,295	275,582

Total	$717,283	$829,057	$1,546,340	$633,674	$855,140	$1,488,814	$535,333	$680,460	$1,215,793

	Year Ended January 31,
	2009	2008	2007

Revenues:
Airfreight forwarding	$1,621,602	$1,553,551	$1,275,440
Ocean freight forwarding	1,203,643	1,101,129	937,559
Customs brokerage	109,436	98,031	86,144
Contract logistics	663,656	618,599	477,307
Distribution	564,906	624,399	548,499
Other	380,474	370,545	223,147

Total	$4,543,717	$4,366,254	$3,548,096

Purchased transportation costs:
Airfreight forwarding	$1,275,569	$1,235,010	$1,009,064
Ocean freight forwarding	1,001,275	926,224	790,988
Customs brokerage	5,987	3,668	2,263
Contract logistics	94,963	81,656	66,666
Distribution	404,756	416,059	335,557
Other	214,827	214,823	127,765

Total	$2,997,377	$2,877,440	$2,332,303

The following table shows the relative portion of our revenues by service line, as well as our operating and other income and expenses for the periods presented, expressed as a percentage of total revenues.

	Year Ended January 31,
	2009	2008	2007

Revenues:
Airfreight forwarding	36%	36%	36%
Ocean freight forwarding	27	25	27
Customs brokerage	2	2	2
Contract logistics	15	14	13
Distribution	12	14	16
Other	8	9	6

Total revenues	100	100	100

	Year Ended January 31,
	2009	2008	2007

Purchased transportation costs:
Airfreight forwarding	28%	28%	28%
Ocean freight forwarding	22	21	22
Customs brokerage	*	*	*
Contract logistics	2	2	2
Distribution	9	10	10
Other	5	5	4

Total purchased transportation costs	66	66	66
Staff costs	19	18	18
Depreciation and amortization	1	1	1
Amortization of intangible assets	*	*	*
Restructuring charges	*	*	*
Goodwill impairment	2	*	*
Intangible assets impairment	*	*	*
Other operating expenses	11	12	11

Total operating expenses	99	97	96
Operating income, net	1	3	4
Interest income	*	*	*
Interest expense	(1)	(1)	(1)
Other income, net	*	*	*

Pretax income	*	3	4
Provision for income taxes	*	1	1
Minority interests	*	*	*

Income/(loss) from continuing operations	*	2	3
Discontinued operations:
Operating income, net of taxes	*	*	*
Gain on sale, net of taxes	*	*	*

Net income/(loss)	* %	2%	3%

*	Less than one percent.

Year Ended January 31, 2009 Compared to Year Ended January 31, 2008

Total revenue increased $177.5 million, or 4%, to $4.54 billion for fiscal 2009, compared to total revenue of $4.37 billion for the corresponding prior year period. The increase in revenue resulted from contributions of $79.7 million from acquisitions made after August 2007 and from organic growth of $158.4 million in all services except our distribution services where revenue reduced by $60.6 million.

Freight forwarding revenue increased $228.5 million, or 8%, to $3.16 billion for fiscal 2009, compared to $2.93 billion for fiscal 2008. Approximately $74.5 million of this increase was due to our Israel Acquisition which occurred during fiscal 2008. The remaining increase was primarily due to the following factors: (a) increases in airfreight forwarding revenue in our EMENA, Americas, and Asia Pacific regions, partially offset by decreases in our Greater China and Africa regions; (b) increases in ocean freight forwarding revenue in our EMENA, Americas, Asia Pacific, and Africa regions, offset by decreases in our Greater China region; and (c) customs brokerage revenue increased in our EMENA, Asia Pacific, Greater China, and Africa regions, offset by decreases in our Americas region.

Airfreight forwarding revenue increased $68.0 million, or 4%, to $1.62 billion for fiscal 2009, compared to $1.55 billion for fiscal 2008. Our Israel Acquisition, which occurred during fiscal 2008, contributed approximately $22.6 million of this increase. Airfreight yields (airfreight net revenues as a percentage of airfreight revenues) increased in fiscal 2009 to 21.3% as compared to 20.5% for the corresponding prior year period due to several factors, including a more favorable airfreight pricing environment, our airfreight purchasing initiatives, elimination of low-yielding business, and the lack of a peak season during the third quarter of fiscal 2009. Additionally, our efforts to capitalize on opportunities to leverage spot-pricing led to lower purchased transportation costs and yield expansion in fiscal 2009.

Although airfreight forwarding revenue increased for fiscal 2009, as compared to fiscal 2008, the second half of the year was characterized by slowing growth in international trade compared to the second-half of fiscal 2008, and particularly during the fourth quarter of fiscal 2009. Airfreight forwarding revenues decreased 34% in the fiscal 2009 fourth quarter when compared to fiscal 2008 fourth quarter, while net revenues decreased 15% for the same comparative period. Airfreight tonnage decreased 25% in the fourth quarter of fiscal 2009 compared to the same period in the previous year, which reflects the substantial market disruption in the fourth quarter of fiscal 2009. The overall decline is directionally similar to what is happening in the global airfreight market, where tonnage has worsened each month since the middle of 2008. More recently, IATA has reported declines in international air cargo of 23% in both December 2008 and January 2009 on a year-over-year basis.

Ocean freight forwarding revenues increased $102.5 million, or 9%, to $1.20 billion for fiscal 2009, compared to $1.10 billion for fiscal 2008. Our Israel Acquisition, which occurred during fiscal 2008, contributed approximately $36.7 million of this increase. For fiscal 2009, ocean freight yields (ocean freight net revenue as a percentage of ocean freight revenue) increased to 16.8% from 15.9% for the corresponding prior year period, for the reasons described below.

As with airfreight, the operating environment in ocean freight deteriorated very rapidly during fiscal 2009. The second half of fiscal 2009 was characterized by slowing growth in international trade during fiscal 2009, as compared to fiscal 2008, and particularly during the fourth quarter of fiscal 2009. Ocean freight forwarding revenue in the fourth quarter of fiscal 2009 decreased 18% over the corresponding period in fiscal 2008, while net revenue decreased 4% over the comparable period. Ocean freight twenty-foot equivalent unit’s (TEU’s) decreased 17% in the fourth quarter of fiscal 2009 compared to the comparable period a year ago. The reported ocean yield increased 280 basis points to 19.0% in the fiscal 2009 fourth quarter, compared to 16.2% in the fiscal 2008 fourth quarter. Excluding the impact of fuel surcharges, ocean yields would have expanded to 22.4% in the fourth quarter of fiscal 2009, compared to an adjusted yield of 19.5% in the same period last year.

Customs brokerage revenue increased $11.4 million, or 12%, to $109.4 million for fiscal 2009, compared to $98.0 million for the corresponding prior year period. The increase was primarily due to our Israel Acquisition, which occurred during fiscal 2008. Excluding the effects of our Israel Acquisition, customs brokerage revenue were generally consistent compared to the previous year.

Other freight forwarding related revenues increased $46.6 million in fiscal 2009 over the prior fiscal year primarily due to an increase in road freight volumes in the EMENA and Americas regions.

Freight forwarding net revenue, which is comprised of revenue minus freight consolidation costs, increased $83.6 million, or 13%, to $717.3 million for fiscal 2009, compared to $633.7 million for the corresponding prior year period. Net revenue is a function of gross revenue movements and expansions or contractions in yields as described above. Airfreight forwarding net revenue increased $27.5 million, or 9%, to $346.0 million for fiscal 2009 compared to $318.5 million for the corresponding prior period. Approximately $9.2 million of the increase was due to our Israel Acquisition in fiscal 2008. The remaining increase for the year was due to organic growth in the EMENA and Americas region, partially offset by decreases in our Asia Pacific, Greater China and Africa regions. Ocean freight forwarding net revenue increased $27.5 million, or 16%, to $202.4 million for fiscal 2009, as compared to $174.9 million for the corresponding prior year period. Approximately $7.0 million of the increase was due to our Israel Acquisition in fiscal 2008. The remaining increase was due to organic growth in the EMENA,

Americas, Asia Pacific and Greater China regions. Customs brokerage net revenue increased $9.0 million, or 10%, to $103.4 million for fiscal 2009 compared to $94.4 million for the corresponding prior year period.

Staff costs in our freight forwarding segment increased $58.2 million, or 17%, to $396.0 million for fiscal 2009, compared to $337.8 million for the corresponding prior year period. As a percentage of freight forwarding segment revenue, staff costs in the freight forwarding segment were approximately 13% and 12% for fiscal 2009 and 2008, respectively. Other operating costs in the freight forwarding segment increased $22.5 million, or 15%, to $172.5 million in fiscal 2009, compared to $150.0 million for the corresponding prior period. These increases were partially due to our Israel Acquisition.

Contract logistics and distribution revenue decreased $51.0 million, or 4%, to $1.39 billion for fiscal 2009, compared to $1.44 billion for the corresponding prior year period. The decrease was primarily attributable to the exit of certain businesses, as well as the loss of the Wal*Mart contract, and decreases in distribution revenues over the comparative periods, partially offset by increases in contract logistics revenue through the addition of new contracts.

Contract logistics revenue increased $45.1 million, or 7%, to $663.7 million for fiscal 2009, compared to $618.6 million for the corresponding prior year period. The increase was primarily due to organic growth within our EMENA, Asia Pacific and Africa regions from new and existing clients. This growth was partially offset by the loss of our Wal*Mart contract on March 1, 2008, our exit of an underperforming contract in our Americas region in July 2008, and the corresponding loss of such revenues.

Distribution revenue decreased $59.5 million, or 10%, to $564.9 million for fiscal 2009, compared to $624.4 million for the corresponding prior year. The decrease was primarily attributable to the closures of certain distribution businesses in our Africa region and a niche trucking business in the Americas region in connection with the 2008 Cost Reduction Measures. Distribution net revenue which is comprised of revenue minus freight consolidation costs, declined $48.2 million, or 23%, to $160.1 million for fiscal 2009, compared to $208.3 million for fiscal 2008. The decline in both distribution revenue and net distribution revenue was primarily attributed to the closures of the above-mentioned businesses. In addition, there has been continued softness in the U.S. domestic trucking environment.

Other contract logistics and distribution related revenues decreased $36.6 million in fiscal 2009 over the prior fiscal year primarily due to the closures of the distribution businesses mentioned above.

Staff costs in the contract logistics and distribution segment decreased $11.5 million, or 3%, to $439.6 million for fiscal 2009, as compared to $451.1 million for fiscal 2008, due to reductions in personnel previously with operations closed or lost since February 2008. These declines were partially offset by increases in staff costs within the EMENA region. Other operating costs decreased by $2.7 million, or 1%, to $314.1 million for fiscal 2009, compared to $316.8 million for the corresponding prior year period.

Total depreciation and amortization expense for all segments increased $2.5 million, or 6%, to $41.8 million for fiscal 2009, as compared to $39.3 million for the corresponding prior year period, due to increased amortization expense for intangible assets acquired in our Israel and CSC acquisitions in fiscal 2008, in addition to depreciation expense associated with a new facility in the Asia Pacific region. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenue for fiscal 2009 and 2008.

Total restructuring charges increased $0.5 million, or 6%, to $8.9 million for fiscal 2009, compared to $8.4 million for the corresponding prior year period. During the fourth quarter of fiscal 2009, the company initiated several changes to its global information technology operations and incurred related restructuring charges. Amounts charged for employee severance benefits and other exit costs under this plan were $2.9 million. Total costs of $8.0 are expected to be incurred under the plan. The company expects to substantially complete its exit activities under this plan by the end of the second quarter of fiscal 2010. Additionally, during the fourth quarter of fiscal 2008, the company initiated several changes in operations and incurred related restructuring charges. Charges associated with this plan included $6.0 million incurred during the first quarter of fiscal 2009 and $8.4 million incurred during the fourth quarter of fiscal 2008.

During the fourth quarter ended January 31, 2009, the company recorded a non-cash charge of $109.9 million, before related deferred tax benefit of $15.3 million, for the impairment of goodwill and intangible assets in the company’s Contract Logistics and Distribution segment. The non-cash charge was primarily comprised of a charge for the impairment of goodwill of $98.9 million, before related deferred tax benefit of $11.3 million. This charge was recorded as the result of volatility and deterioration of the financial markets and adverse changes in the global business climate, during the second half of the fiscal year-ended January 31, 2009. Additionally during the fourth quarter ended January 31, 2009, the company performed an evaluation of recoverability of its long-lived assets and recorded non-cash charges of $7.3 million and $3.7 million for customer lists and a trademark, respectively, in the company’s Contract Logistics and Distribution Segment. These charges were before a related combined deferred tax benefit of $3.9 million.

Other operating expenses at corporate included approximately $5.0 million of legal fees and other related expenses incurred by us as a result of the publicly announced investigations by the U.S. DOJ, the EC and other regulatory agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other related investigations and lawsuits. We expect that we will continue to incur substantial legal costs and related expenses until the pending investigations by the U.S. DOJ and other foreign governmental agencies, and any civil litigation relating to these matters, are resolved. If the governmental investigations or litigation result in a determination adverse to us and/or our current or former officers, directors or employees, the company could incur substantial costs, fines and/or penalties, which could have a material adverse impact on our financial condition, results of operations and cash flows.

Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes (Senior Notes), of which $166.7 million of principle remained outstanding as of January 31, 2009, and capital lease obligations. Interest income and interest expense increased $2.4 million or 22%, and $3.8 million, or 14%, respectively, compared to the corresponding prior year period.

Provision for income taxes was $17.5 million for fiscal 2009, compared to pretax income of $7.5 million. The effective income tax rate for the year was adversely impacted by the non-cash charge for impairment of goodwill and other intangible assets of $109.9 million, the majority of which did not provide a tax benefit. The company’s provision for income taxes for the prior fiscal year ended January 31, 2008 was $38.1 million, as compared to pretax income of $139.3 million, resulting in an effective income tax rate of 27%, which was comparable to historical rates. The company expects our effective tax rate for fiscal 2010 to be in a range between 28% and 30%, however, the actual effective tax rate will depend on a variety of factors, including the geographic mix of our business during the year.

Income from continuing operations decreased $110.4 million, to a loss from continuing operations of $12.2 million for fiscal 2009, compared to income from continuing operations of $98.2 million for the corresponding prior period.

Discontinued operations include the operations of the company’s art packing businesses in our EMENA region, the majority of which was sold on July 31, 2008 as part of the company’s ongoing effort to focus on its core businesses. The remaining portion of the art packing business was sold on August 1, 2008. The company recorded a gain on the sale, net of tax, of $7.4 million during the fiscal year-ended January 31, 2009. Discontinued operating activities included net operating income, after taxes, of $0.1 million and $0.5 million, for the fiscal years ended 2009 and 2008, respectively.

Year Ended January 31, 2008 Compared to Year Ended January 31, 2007

Total revenue increased $818.2 million, or 23%, to $4.36 billion, compared to total revenue of $3.55 billion for the corresponding prior year period. The increase in revenue resulted from organic growth of $626.0 million from operations in all of our service lines and contributions from acquisitions made after August 2007 of approximately $192.2 million.

Freight forwarding revenue increased $495.6 million, or 20%, to $2.93 billion, for fiscal 2008, as compared to $2.43 billion for fiscal 2007, primarily due to increases in airfreight and ocean freight services within each of our regions as well as customs brokerage services within our EMENA, Asia Pacific and Africa regions.

Airfreight forwarding revenue increased $278.1 million, or 22%, to $1.55 billion for fiscal 2008, compared to $1.28 billion for fiscal 2007. The increase was a result of organic growth in all of our regions, particularly in EMENA, Asia Pacific, and the Americas regions, due to higher airfreight shipment volumes during fiscal 2008 compared to the corresponding prior year period. The Israel Acquisition contributed $18.4 million of airfreight forwarding revenue during fiscal 2008. We also experienced a slight decline in our overall airfreight yields in fiscal 2008 to 20.5% compared to 20.9% for the corresponding prior year period, due to an increase in fuel costs and fuel surcharges and an appreciation of the Chinese Renminbi against the U.S. Dollar primarily in the first two quarters, partially offset by the yield expansion in the third quarter.

Ocean freight forwarding revenue increased $163.6 million, or 17%, to $1.10 billion for fiscal 2008, compared to $937.6 million for fiscal 2007. Growth was most significant in the EMENA region, due to the Israel Acquisition which contributed $21.8 million to ocean freight forwarding during fiscal 2008. The increase was also due to organic growth in each of our other regions. Ocean freight yields for fiscal 2008 increased slightly to 15.9% from 15.6% for the corresponding prior year.

Customs brokerage revenue increased $11.9 million, or 14%, to $98.0 million for fiscal 2008, compared to $86.1 million for the corresponding prior year period. The increase was due to organic growth in our EMENA, Asia Pacific and Africa regions, as well as our Israel Acquisition which provided $5.6 million in customs brokerage revenues during fiscal 2008.

Other freight forwarding related revenues increased $42.0 million over the prior year period primarily due to an increase in road freight volumes in the Americas region.

Freight forwarding net revenue, which is comprised of revenue minus freight consolidation costs, increased $98.4 million, or 18%, to $633.7 million for fiscal 2008, compared to $535.3 million for the corresponding prior year period. Net revenue is a function of gross revenue movements and expansions or contractions in yields as described above. Airfreight forwarding net revenue increased $52.1 million, or 20%, to $318.5 million for fiscal 2008, compared to $266.4 million for the corresponding prior year period. Ocean freight forwarding net revenue increased $28.3 million, or 19%, to $174.9 million for fiscal 2008 compared to $146.6 million for fiscal 2007. Customs brokerage net revenue increased $10.5 million, or 13%, to $94.4 million for fiscal 2008 compared to $83.9 million for the corresponding prior year period. The increase in freight forwarding net revenue was a result of an increase in volumes in both airfreight and ocean freight over the comparable period of fiscal 2007, resulting from organic growth from both new and existing clients, combined with growth in the EMENA region due to the Israel Acquisition in October 2007.

Staff costs in the freight forwarding segment increased $54.2 million, or 19%, to $337.8 million for fiscal 2008, compared to $283.6 million for the corresponding prior year period. Other operating costs in the freight forwarding segment increased $20.5 million, or 16%, to $150.0 million for fiscal 2008, compared to $129.5 million in the corresponding prior period. The increase was partly due to our Israel Acquisition in October 2007, as well as an increase in business and additional staffing facility requirements to service higher volumes.

Contract logistics and distribution revenue increased $322.6 million, or 29%, to $1.44 billion for fiscal 2008, compared to $1.11 billion for the corresponding prior year period. The increase was attributed to increases from our contract logistics service line within the Americas and EMENA regions, and our distribution services.

Contract logistics revenue increased $141.3 million, or 30%, to $618.6 million for fiscal 2008, compared to $477.3 million for the corresponding prior year period. The increase in contract logistics revenue was primarily due to organic growth within our Americas and EMENA regions.

Distribution revenue increased $75.9 million, or 14%, to $624.4 million for fiscal 2008, compared to $548.5 million for the corresponding prior year period. The Americas region contributed $67.2 million of organic growth to the distribution revenues service line, primarily due to the effects of fuel surcharges over comparable periods.

Other contract logistics and distribution related revenues increased $105.4 million over the prior year period primarily due to organic growth within the Americas and EMENA regions.

Staff costs in the contract logistics and distribution segment increased $102.8 million, or 30%, to $451.1 million for fiscal 2008, compared to $348.3 million for fiscal 2007. As a percentage of contract logistics and distribution segment revenues, staff costs were approximately 31% for both fiscal 2008 and 2007. Other operating costs increased by $73.2 million, or 30%, to $316.8 million for fiscal 2008, compared to $243.6 million for corresponding prior year period. Staff costs in the prior fiscal 2007 were reduced by $12.6 million as a result of the SLi Share-based Compensation Arrangement, of which the reduction was not repeated in fiscal 2008. The increase was also due to new contract logistics operations, temporary resources in certain operations to assist with higher volumes, and our acquisition of CSC in September 2007.

Total depreciation and amortization expense for all segments increased $6.2 million, or 19%, to $39.3 million for fiscal 2008, as compared to $33.1 million for the corresponding prior year period, primarily due to increases in capital spending for computer equipment, fixtures and fittings, a new building in Asia Pacific, as well as for increased amortization of intangible assets acquired with our Israel and CSC acquisitions during fiscal 2007. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenue for fiscal 2008 and 2007.

As previously disclosed, during the fourth quarter of fiscal 2008, the company initiated several changes in operations and incurred related restructuring charges. Restructuring costs of $8.4 million, related to the reduction in headcount and exiting of certain underperforming operations, were incurred during the fourth quarter of fiscal 2008.

Other operating expenses in corporate included approximately $2.5 million of legal fees and other related expenses incurred as a result of the publicly announced investigations by the U.S. DOJ, the European Commission and other regulatory agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other related investigations and lawsuits. We expect that we will continue to incur substantial legal costs and related expenses until the pending investigations by the U.S. DOJ and other foreign governmental agencies, and any civil litigation relating to these matters, are resolved. If the governmental investigations or litigation result in a determination adverse to us and/or our current or former officers, directors or employees, the company could incur substantial costs, fines and/or penalties, which could have a material adverse impact on our financial condition, results of operation and cash flows.

Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes (Senior Notes), of which $200.0 million of principle remained outstanding as of January 31, 2008, and capital lease obligations. Interest income and interest expense increased $2.8 million, or 34%, and $3.4 million, or 15%, respectively, compared to the corresponding prior period.

Provision for income taxes was $38.2 million for fiscal 2008, as compared to pretax income of $139.3 million, resulting in an effective income tax rate for the year of 27%. Income from continuing operations for fiscal 2008 decreased by $5.3 million, or 5%, to $98.2 million, compared to $103.3 million for the corresponding prior year period.

Liquidity and Capital Resources

As of January 31, 2009, our cash and cash equivalents totaled $256.9 million, representing a decrease of $32.3 million from January 31, 2008, resulting from $11.7 million of net cash provided by our operating, investing and financing activities and a decrease of $44.0 million related to the effect of foreign exchange rate changes on our cash balances.

The company’s primary source of liquidity is the cash generated from operating activities. Our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and fourth quarter results are traditionally weaker compared to our other fiscal quarters. Cash flows also fluctuate as a result of this seasonality. Historically our fourth quarter generates the most positive quarterly cash flows for the year as this quarter is slower when compared to the preceding third quarter due to the holiday season and our collections during the fourth quarter generally exceeding our billings to customers. Our second and third quarters are typically the strongest quarters from a profitability perspective and usually result in the consumption of cash.

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

During fiscal 2009, we generated approximately $150.5 million in net cash from operating activities. This resulted from a net loss of $4.6 million plus depreciation and amortization of intangible assets totaling $55.0 million, restructuring and impairment charges of $2.9 million, goodwill and intangible assets impairment of $109.9 million and offset by other items totaling $12.4 million, plus a decrease in trade payables and other current liabilities of $67.5 million and a decrease in trade receivables and other current assets of $67.2 million.

During fiscal 2009, cash used for capital expenditures was approximately $46.4 million, consisting of the acquisition of a contract logistics facility in China, capitalized costs with respect to the development of our 4asOne project, and additions of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations. During fiscal 2009, we used an aggregate of $30.9 million of cash for acquisitions and contingent earn-out payments.

The following outlines certain of our recently paid and future potential earn-out payments related to prior acquisitions. We made payments related to scheduled contingent earn-out payments scheduled during fiscal 2009 of approximately $30.9 million. We do not expect the contingent earn-out payments for the remaining three acquisitions which are payable in fiscal 2010 will exceed $1.0 million.

•	Effective November 17, 2006, we acquired Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span. In addition to the initial acquisition payment for Span, the terms of the acquisition agreement provided for an additional payment of up to a maximum of $28.0 million, based on the performance of Span for the twelve-month period ended January 31, 2008. We made the final earn-out payment of $27.2 million in May 2008.

•	We made a payment of $0.3 million in March 2008 for the last contingent earn-out payment related to our acquisition of ET Logistics, S.L., which was calculated based on the performance of the acquired operation for the fiscal year ended January 31, 2008.

•	Our last remaining earn-out payment relating to the acquisition of Perfect Logistics will be based on the acquired operation’s earnings over the twelve-month period ending May 31, 2009, and is subject to a maximum U.S. dollar equivalent of approximately $4.6 million as of January 31, 2009. We do not expect to make any further payments in regard to this earn-out.

•	We anticipate making one further contingent earn-out payment subject to a maximum of $4.2 million related to our acquisition of Concentrek, which will be calculated based on a multiple of Concentrek’s earnings for the twelve-month period ending January 31, 2010. We do not anticipate making a payment for the twelve month period ended January 31, 2009 and we made a payment in the amount of $2.1 million in June 2008 relating to the twelve month period ended January 31, 2008.

•	One remaining contingent earn-out payment related to our acquisition of Logica GmbH will be calculated based on a multiple of the acquired operation’s earnings for the twelve-month period ending January 31, 2010. This earn-out payment is subject to a maximum of 10.0 million Euros in the aggregate (equivalent to approximately $12.8 million as of January 31, 2009). We will not make an earn-out payment for the twelve month period ended January 31, 2009.

•	We anticipate making three contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $19.6 million in the aggregate, which earn-out payments will be offset against the initial purchase price of $1.0 million and will be calculated based on a multiple of the acquired operations future earnings for each of the three twelve month periods ending January 31, 2011. We made a payment in the amount of $0.4 million in July 2008 relating to the twelve month period ended January 31, 2008 and expect to make a payment of $0.7 million in July 2009, relating to the twelve month period ended January 31, 2009.

•	We anticipate making two contingent earn-out payments related to our acquisition of UTi Pharma Slovakia, s.r.o. These payments are subject to a maximum of $3.0 million in the aggregate and are to be calculated based on a multiple of the acquired operation’s earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.

•	The remaining $0.9 million paid during the course of the year comprised of individually insignificant earn-out payments related to past acquisitions.

We anticipate that earn-out payments will generally be funded from a combination of our current cash balances and cash generated from future operations.

Our financing activities during fiscal 2009 used $76.6 million of cash, primarily due to the repayment of $80.8 million in aggregate for bank lines of credit, short-term borrowings, long-term borrowings a principal payment under the Senior Notes and capital lease obligations, offset by proceeds from the issuance of long term borrowings and ordinary shares totaling $10.4 million. In May 2008, we used approximately $6.1 million of cash for the payment of dividends on our ordinary shares as declared by our board of directors on March 27, 2008.

Credit Facilities and Senior Notes

We have various credit and guarantee facilities established in countries, including a global credit facility (refer to the discussion below), where such facilities are required for our business. At January 31, 2009, these facilities totaled approximately $329.3 million. Our borrowing capacities range from $0.1 million to $51.3 million and totaled approximately $185.2 million at January 31, 2009. Our outstanding borrowings under our credit facilities totaled $58.4 million at January 31, 2009 and we had approximately $126.8 million of available, unused borrowing capacity. At January 31, 2009, our guarantee facilities, which are a necessary part of our business, totaled approximately $144.1 million. In addition, at January 31, 2009 we had $166.7 million of principal outstanding under our Senior Notes.

The purpose of these facilities is to provide the company with funds for working capital, customs bonds and guarantees and general corporate purposes. Due to the global nature of the company, a number of financial institutions are utilized to provide the above mentioned facilities.

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

The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $140.6 million and a swingline facility in the amount of $25.0 million. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of January 31, 2009, the borrowings under the Global Facility totaled approximately $53.0 million and outstanding guarantees of $64.8 million and we had approximately $22.8 million of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding those companies registered in South Africa.

The South African Facility consists of a credit facility which, based on current exchange rates, provides for borrowing capacity of $63.7 million at January 31, 2009. Borrowings under the facility are not to exceed the lesser of $100.0 million and 650.0 million South African rand (ZAR). None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. As of January 31, 2009, the borrowings and guarantees under the South African Facility totaled approximately $24.9 million, represented by borrowings of $1.3 million and outstanding guarantees of $23.6 million and we had approximately $38.8 million of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.

Loans (other than swingline loans) under the Facility Agreement bear interest at a rate per annum equal to the Interbank Offered Rate (IBOR) plus an applicable margin of 0.75% to 1.20% and swingline loans under the Facility Agreement bear interest at a rate per annum equal to the higher of the prime commercial lending rate of the Swingline Agent in U.S. Dollars or an amount equal to the Federal Funds Rate plus an applicable margin of 0.75% to 1.20%.

In addition to the credit and guarantee facilities provided under the Facility Agreement, the company utilizes a number of other financial institutions in certain other countries to provide it with working capital to operate in these countries. The use of a particular credit or guarantee facility (other than credit and guarantee facilities provided under the Facility Agreement) is normally restricted to the country in which it originated and a particular credit or guarantee facility may restrict distributions by the subsidiary operating in the country.

On July 13, 2006, the company issued $200.0 million of senior unsecured guaranteed notes (Senior Notes) under a note purchase agreement (Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. Proceeds from the issuance of the Senior Notes were used to pay off the Bridge Facility and a portion of the outstanding bank lines of credit. The Senior Notes mature on July 13, 2011. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2009. As required by the scheduled amortization of the Senior Notes, the company repaid approximately $33.3 million in principal on January 13, 2009 and is required to repay approximately $33.3 million or such lesser principal amount as shall then be outstanding on each January 13th and July 13th up to and including July 13, 2011. The company’s obligations under the Senior Notes and Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of January 31, 2009, the current portion of the Senior Notes, presented on the company’s consolidated balance sheet in current portion of long-term bank borrowings, was $66.6 million.

The Senior Notes and Facility Agreement require the company to comply with certain customary financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before income taxes depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. The Note Purchase Agreement and the Facility Agreement each contain cross-default provisions with respect to other indebtedness, giving the lenders under the Facility Agreement and the note holders under the Note Purchase Agreement the right to declare the obligations under the Facility Agreement and the Senior Notes immediately due and payable if we default under other indebtedness in some circumstances. Should the company fail to comply with these covenants or should the cross-default provisions be triggered, all or a portion of the obligations under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided thereunder would no longer be available.

Furthermore, the Note Purchase Agreement and the Facility Agreement each contain cross-default provisions with respect to other indebtedness, giving the lenders under the Facility Agreement and the note holders under the Note Purchase Agreement the right to declare a default if we default under other indebtedness in some circumstances. Accordingly, defaults under debt agreements could materially and adversely affect our financial condition and results of operations.

In fiscal 2009, we entered into an amendment to the Facility Agreement further increasing the amount of operating rental expenses that we are permitted to incur from $120.0 million to $165.0 million per annum and amending certain other provisions and obtained two waivers which waive compliance with certain covenants, including non-financial covenants relating to collective bargaining agreements and a requirement that certain local working capital facilities be guaranteed under the Global Facility. After giving effect to the waivers and amendments, we were in compliance with the covenants in the Note Purchase Agreement and the covenants in the Facility Agreement as of January 31, 2009. There can be no assurance that, if required, we will be able to obtain waivers or amendments to the Facility Agreement or the Note Purchase Agreement in the future.

The Facility Agreement terminates on July 13, 2009 at which time all amounts outstanding thereunder shall become due and payable. Although we have commenced discussions with some of our existing lenders concerning a possible refinancing of the Facility Agreement, as of the filing date of this report we have not yet secured such replacement financing. Furthermore, recent disruptions in the world’s financial and credit markets have made it more difficult and expensive to obtain credit facilities and, while we are currently evaluating various alternatives, there can be no assurance that replacement financing will be available to us on commercially reasonable terms or at all. If we are unable to timely secure a new replacement credit facility on acceptable terms or otherwise, we may be required to attempt to sell debt or equity securities or take other actions to repay our indebtedness. If we are unable to timely secure a new replacement credit facility or obtain other replacement financing for the Facility Agreement, or if we are otherwise unsuccessful in negotiating an extension of the Facility Agreement termination date, all amounts outstanding under the Facility Agreement will become immediately due and payable on such date and the credit and guarantee facilities provided thereunder would no longer be available, the outstanding indebtedness under the Senior Notes may be accelerated if we are unable to pay the amounts then due and owing under the Facility Agreement at such time, and our financial condition and results of operations would likely be adversely affected.

Contractual Obligations

At January 31, 2009, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Bank borrowings(1)	$152,989	$152,989	$—	$—	$—
Long-term borrowings(2)	127,410	—	112,602	14,697	111
Capital lease obligations(2)	42,304	18,045	18,150	5,348	761
Pension funding obligations	14,338	1,214	1,991	3,235	7,898
Operating lease obligations	362,801	99,270	132,547	66,939	64,045
Unconditional purchase obligations and other(3)	2,777	2,777	—	—	—

Total	$702,619	$274,295	$265,290	$90,219	$72,815

(1)	Includes estimated interest expense based on the variable interest rates on these obligations.

(2)	Includes interest expense due to the fixed nature of interest rates on these obligations.

(3)	The company enters into short-term agreements with carriers to reserve space on a guaranteed basis. The pricing of these obligations is dependent upon current market conditions. The company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2009 was $2.8 million. The remaining amount represents commitments to purchase capital equipment.

Certain of our acquisitions include contingent consideration arrangements. Amounts due to selling shareholders under such arrangements generally are based on the operating results of the acquired entity, for a period subsequent to its acquisition. In certain instances, these agreements have contractual limits on the amounts that may be payable under the earn-out arrangement. The above table does not include contingent consideration that may be paid pursuant to any such arrangements, including the approximately $0.7 million we expect to pay by July 2009 in connection with an earn-out arrangement. See discussion in this Item under the caption “Liquidity and Capital Resources.” The above table does not include amounts potentially payable to taxing authorities for uncertain tax positions taken on tax returns as we are unable to confidently estimate the timing of such payments within individual years. As of January 31, 2009, the company has accrued $8.5 million related to uncertain tax positions. Refer to Note 5, “Uncertain Tax Positions” in the consolidated financial statements. Pension funding obligation amounts include estimated defined benefit pension funding obligations through the year ended 2019. Although we expect to continue to incur funding obligations subsequent to 2011, we cannot confidently estimate the amount of such obligations at this time and, therefore, they have not been included in the table above.

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

Call Options

In connection with the Newlog merger, as discussed further at Note 2, “Acquisitions,” to the consolidated financial statements, the company obtained options providing the company with the right to call the minority partner’s shares in the subsidiary under certain circumstances, including a change in control of the minority partner. The company has recorded an asset related to these call options in other non-current assets. The amounts recorded represent, among other factors, the differences between the estimated strike price and the estimated fair value of the minority partner equity, if the call options become exercisable. Amounts included in other non-current assets was $0.8 million at January 31, 2009. The amounts recorded at January 31, 2008 were not material to the consolidated financial statements.

Additionally, the company granted a conditional option providing the minority partner with the right to call the company’s shares in the subsidiary in the event the company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The company has recorded a liability related to this option in other non-current liabilities. Amounts included in other non-current liabilities was $0.9 million at January 31, 2009. The amounts recorded at January 31, 2008 were not material to the consolidated financial statements.

Put Options

In connection with the formation of the partnership in South Africa that holds the shares of IHD, we granted a put option to the minority partner in the partnership providing the partner the right to put their 25.1% share of the partnership to us in 2010. We currently estimate our potential obligation under this put option, which we refer to as the strike price, to be approximately $3.4 million on an undiscounted basis and given exchange rates in effect at January 31, 2009. We have recorded a liability associated with this put option in other non-current liabilities. The liability, which is measured at fair value, is determined by an independent appraisal firm engaged by us and represents, among other factors, the difference between the estimated strike price and the estimated fair value of the equity in the partnership held by the minority partner, in each case calculated at the time the put option becomes exercisable. Amounts included in other non-current liabilities were $1.0 million and $1.5 million at January 31, 2009 and 2008, respectively. The above table does not include the fair value of the put option.

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

Critical Accounting Estimates

Our discussion of our operating and financial review and prospects is based on our consolidated financial statements, prepared in accordance with U.S. GAAP and contained within this report. Certain amounts included in, or affecting, our consolidated financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent obligations are necessarily affected by these estimates. In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable and various other recorded and disclosed amounts. We evaluate these estimates on an ongoing basis.

Our significant accounting policies are included in Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this report; however, we believe that certain accounting policies are more critical to our financial statement preparation process than others. These include our policies on revenue recognition, income taxes, allowance for doubtful receivables, goodwill and other intangible assets, contingencies and currency translation.

Revenue Recognition

Revenue represents billings on exports to clients, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the company acts as an agent. The company recognizes revenue in accordance with method 2 of EITF Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, revenue and purchased transportation costs for airfreight and ocean freight forwarding services, including commissions earned from the company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers are recognized at the time the freight departs the terminal of origin which is when the client is billed. This method generally results in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

Customs brokerage revenue, contract logistics revenue and distribution and other revenues are recognized when the client is billed, which for customs brokerage, is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenues, is when the service has been provided to third parties in the ordinary course of business. Purchased transportation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided, and adjusted upon receipt of the suppliers’ final invoices.

Income Taxes

Our overall effective income tax rate is determined by the geographic composition of our worldwide taxable income, with some of our operations in countries with low effective income tax rates. Consequently our provision of tax expense on an interim basis is based on an estimate of our overall effective tax rate for the related annual period.

Deferred income taxes are accounted for using the liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable income. Deferred income tax assets and liabilities are recognized for all taxable temporary differences. Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred income taxes are charged or credited to the consolidated statements of operations.

Deferred income tax assets are offset by valuation allowances so that the assets are recognized only to the extent that it is more likely than not that taxable income will be available against which deductible temporary differences can be utilized. We consider our historical performance, forecasted taxable income and other factors when we determine the sufficiency of our valuation allowances. We believe the estimates and assumptions used to determine future taxable income to be reasonable, although they are inherently uncertain and actual results may differ from these estimates.

On February 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). Prior to the adoption of FIN 48, gross unrecognized tax benefits for uncertain tax positions were included in current liabilities pursuant to SFAS No. 5, Accounting for Contingencies, (SFAS No. 5). The company includes interest and penalties on tax uncertainties in interest expense and other operating expenses, respectively. For further information regarding the adoption of FIN 48, see Note 5, “Uncertain Tax Positions.”

Allowance for Doubtful Receivables

We maintain an allowance for doubtful receivables based on a variety of factors and estimates. These factors include historical client trends, general and specific economic conditions and local market conditions. We believe our estimate for doubtful receivables is based on reasonable assumptions and estimates, although they are inherently uncertain and actual results may differ from these estimates.

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

Goodwill and Other Intangible Assets

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net assets. Other intangible assets with finite lives are being amortized using the straight-line method over their estimated lives.

Intangible assets with indefinite lives, including goodwill are assessed at least annually for impairment in accordance with SFAS No. 142. We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, the company uses a discounted cash flow analysis, corroborated by comparative market multiples where appropriate.

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weight of each component of the company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles specific to the company. The terminal value assumptions are applied to the final year of the discounted cash flow model. Due to the number of variables inherent in the estimation of fair value and the relative size of the company’s recorded goodwill, differences in assumptions may have a material effect on the results of the impairment analysis.

During the fourth quarter ended January 31, 2009, the company recorded a non-cash charge of $109.9 million, before a related deferred tax benefit of $15.3 million, for impairment of goodwill and intangible assets in the company’s Contract Logistics and Distribution segment. This charge was recorded as the result of volatility and deterioration of the financial markets and adverse changes in the global business climate, during the second half of the fiscal year-ended January 31, 2009.

Share-Based Compensation

The company has elected the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), using the modified prospective transition method. Under this method, the company recognizes compensation expense for all share-based payments granted after January 31, 2007, as well as all share-based payments granted prior to, but not yet vested, as of January 31, 2007, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.

Contingencies

We are subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the company is self-insured in relation to freight related exposures or employee benefits, adequate liabilities are estimated and recorded for the portion for which we are self-insured. When estimates of our exposure from claims or pending or threatened litigation matters meet the recognition criteria of SFAS No. 5, amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known. For further information regarding legal proceedings, see Note 18, “Contingencies.”

Currency Translation

For consolidation purposes, balance sheets of subsidiaries expressed in currencies other than U.S. dollars are translated at the rates of exchange ruling at the balance sheet date. Operating results for the fiscal year are translated using weighted-average rates of exchange. Gains and losses on translation are recorded as a separate component of equity and are included in other comprehensive income or loss. Transactions in foreign currencies during the year are re-measured at rates of exchange ruling on the dates of the transactions. Gains and losses arising on re-measurement are accounted for in the consolidated statements of operations. Exchange differences arising on the translation of long-term structural loans to subsidiary companies are recorded as accumulated other comprehensive income or loss. Exchange differences arising on the translation of structural loans to subsidiary companies that are not permanent in nature are recorded as other income, net in the consolidated statements of operations.

Assets and liabilities at the balance sheet date of the company’s subsidiaries expressed in currencies different to their functional currencies, are re-measured at rates of exchange ruling at the balance sheet date.

Recent Accounting Pronouncements

In November 2008, the FASB ratified Emerging Issues Task Force (EITF), Issue No. 08-8 Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary. EITF 08-8 clarifies whether a financial instrument whose payoff to the counterparty is based on the stock of the reporting entity’s consolidated subsidiary could be considered indexed to that reporting entity’s own stock in the consolidated financial statements. EITF 08-8 is effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the impact the adoption of EITF 08-8 may have on its consolidated results of operations and financial position.

In November 2008, the FASB ratified EITF, Issue No. 08-6 Equity-Method Investment Accounting. EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. Equity-method investments should be subject to other-than-temporary impairment analysis. It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the impact the adoption of EITF 08-6 may have on its consolidated results of operations and financial position.

In June 2008, the FASB, ratified EITF, Issue No. 08-3 Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the impact the adoption of EITF 08-3 may have on its consolidated results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective beginning on November 15, 2008. The adoption of SFAS No. 162 did not have a significant impact on the company’s consolidated results of operations and financial position.

In April 2008, the FASB issued Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The company adopted FSP 142-3 on February 1, 2008. The adoption of FSP 142-3 did not have a significant impact on the company’s consolidated results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of Accounting Research Bulletin (ARB) No. 51. This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The company is currently evaluating the impact the adoption of SFAS No. 160 may have on its consolidated results of operations and financial position.

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

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in common stock. The amount recognized in common stock should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The company adopted EITF 06-11 on February 1, 2008. The adoption of EITF 06-11 did not have a significant the impact on the company’s consolidated results of operations and financial position.

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

Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity

Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2009, the notional value of all of our open forward foreign exchange contracts was $18.6 million related to transactions denominated in various currencies, but predominantly in U.S. dollars, Euros and British pounds sterling. These contracts are generally entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.

The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in U.S. dollar equivalents at January 31, 2009 and 2008. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

Non-functional currency exposure in U.S. dollar equivalents is as follows (in thousands):

				Foreign Exchange
				Gain/(Loss)
			Net	if Functional Currency
			Exposure	Appreciates	Depreciates
	Assets	Liabilities	Long/(Short)	by 10%	by 10%
At January 31, 2009:
U.S. dollars	$76,727	$69,246	$7,481	$748	$(748)
Euros	5,594	14,866	(9,272)	(927)	927
British pounds sterling	2,068	2,435	(367)	(37)	37
Hong Kong dollars	859	864	(5)	(1)	1
Other	1,801	28,474	(26,673)	(2,667)	2,667

Total	$87,049	$115,885	$(28,836)	$(2,884)	$2,884

At January 31, 2008:
U.S. dollars	$128,089	$76,092	$51,997	$5,200	$(5,200)
Euros	7,015	22,903	(15,888)	(1,589)	1,589
British pounds sterling	10,596	10,350	246	25	(25)
Hong Kong dollars	1,796	1,354	442	44	(44)
Other	4,272	8,593	(4,321)	(432)	432

Total	$151,768	$119,292	$32,476	$3,248	$(3,248)

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

We do not, and cannot, hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income.

Many of our operations operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized losses of $98.5 million in fiscal 2009. The company has historically not attempted to hedge this equity risk.

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We have short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of bank lines of credit used to finance working capital requirements. Generally, our short-term debt is at variable interest rates, while our long-term debt is at fixed interest rates. As of January 31, 2009 and 2008, the fair value of the company’s 6.31% senior unsecured guaranteed notes was $168.4 million and $187.2 million, respectively, compared to book value of $166.7 million and $200.0 million for fiscal 2009 and 2008, respectively. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and was not considered material at either year-end. We believe a 1% change in interest rates would not have a material impact on our future investment earnings due to the short-term nature of our investments.

We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading or speculative purposes.

ITEM 8.	Financial Statements and Supplementary Data

Consolidated Statements and Other Financial Information

Our consolidated financial statements, along with the report of our independent registered public accounting firm thereon, are attached to this report beginning on page F-3 and are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of January 31, 2009, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of January 31, 2009 to ensure that material information is recorded, processed, summarized and reported by company’s management on a timely basis in the company’s reports filed under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting; Attetestation Report

See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” attached to this report beginning on page F-2, and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fiscal year ended January 31, 2009, management designed and implemented remediation steps over certain material weaknesses reported in our Annual Report on Form 10-K filed April 14, 2008, as described below. These remediation steps were developed following a review of the processes and activities surrounding the material weaknesses and include changes to these processes to prevent or detect similar future occurrences.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

In our Annual Report on Form 10-K filed April 14, 2008, we reported a material weakness related to inadequate internal controls over accounting for income taxes, including (a) computing taxes on a jurisdictional specific basis to allow proper calculation, analysis and reconciliation of taxes receivable, taxes payable and related deferred taxes, (b) the application of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, as it relates to tax matters and (c) the application of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. During the fiscal year ended January 31, 2009 we have completed certain remediation initiatives relating to accounting for income taxes including:

•	Engaged qualified, external tax advisors during the fourth quarter of fiscal 2009, to assist in the performance of a timely and detailed review over the consolidated analysis of the provision for income taxes, and to review management assumptions regarding uncertain tax positions. These professionals were supervised by the Controller.

•	Hired an experienced tax professional to oversee the preparation and review of the tax provision computations in the United States.

•	Implemented tax preparation software in the United States tax jurisdiction. The new software offered enhanced functionality including automation of key elements of the provision computation and the account reconciliation.

•	Formalized certain transfer pricing procedures, including procedures to ensure the consistency and accuracy of amounts recorded.

As of January 31, 2009, we have concluded that the controls related to accounting for income taxes were operating effectively and that we have remediated this material weakness.

In our Annual Report on Form 10-K filed April 14, 2008, we reported a material weakness related to internal controls due to an insufficient number of personnel within the accounting function possessing an appropriate level of experience in the selection and application of accounting principles generally accepted in the United States of America (“GAAP”). The inadequate internal controls were also the result of a lack of secondary review over management analysis and estimates underlying recorded amounts. During the fiscal year ended January 31, 2009 we have completed certain remediation initiatives relating to this material weakness, including:

•	Hired additional personnel with substantive accounting/finance knowledge and experience to participate in the financial reporting process.

•	Revisited and improved the review process for consolidation journals and non-routine transactions.

•	Implemented certain changes to the consolidation process to automate foreign currency translation and to identify recurring versus non-recurring entries and permit greater review of non-standard, non-recurring journal entries.

•	Published an accounting policies and procedures manual during the fourth quarter of fiscal 2009, designed to strengthen the accounting and financial reporting process and provide further guidance to accounting field personnel.

As of January 31, 2009, we have concluded that the controls related to accounting personnel were operating effectively, that adequate resources had been retained in the accounting function and that we have remediated this material weakness.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item with respect to directors, the Audit Committee and Section 16(a) compliance is incorporated by reference under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, from our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, which we refer to as the 2009 Proxy Statement, which will be filed within 120 days of January 31, 2009 pursuant to Regulation 14A.

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

The information required by this Item is incorporated by reference under the captions “Information about the Board of Directors and Committees of the Board — Compensation of Directors” and “Compensation of Executive Officers” from our 2009 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with regard to the security ownership of certain beneficial owners and management is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” from our 2009 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of January 31, 2009 regarding the number of our ordinary shares that may be issued pursuant to our equity compensation plans:

	(a)			(c)
	Number of			Number of Securities
	Securities to be		(b)	Remaining Available
	Issued upon		Weighted-Average	for Future Issuance
	Exercise of		Exercise Price of	under Equity
	Outstanding		Outstanding	Compensation Plans
	Options, Warrants		Options, Warrants,	(Excluding Securities
	and Rights		and Rights	Reflected in Column (a))

Plan category
Equity compensation plans approved by security holders	4,901,027	(1)(2)	$16.04	2,879,599 (3)
Equity compensation plans not approved by security holders	—		—	—

Total	4,901,027		$16.04	2,879,599

(1)	Of these shares, 13,180 are restricted share units granted pursuant to the 2004 Non-Employee Directors Share Incentive Plan. In addition, 1,300,284 are restricted share units granted as retention awards, which we refer to as the Retention Awards, under our 2004 Long-Term Incentive Plan. The Retention Awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the passage of time. Under the Retention Awards, a portion of the award may vest annually over time or, alternatively, the award will vest in full at the end of the required retention period. Restricted share units granted under the 2004 Non-Employee Directors Share Incentive Plan generally vest and become non-forfeitable on the date immediately preceding the annual meeting of shareholders which follows the grant date of the restricted share units, provided that the director receiving such restricted share units is then serving as a director on such date. Receipt of such shares may be deferred under the terms of the plan.

(2)	Of these shares, 1,461,418 shares are subject to options pursuant to which the exercise price was above the closing market price of our ordinary shares as of January 31, 2009. No performance-based restricted share units are included in the table as such awards were no longer capable of vesting as of January 31, 2009.

(3)	The restricted share units identified in Footnote 1 are not included in column (c).

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference under the captions “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others” from our 2009 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference under the caption “Independent Registered Public Accountants” from our 2009 Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1. Financial Statements and Financial Statement Schedule

Our consolidated financial statements are attached to this report and begin on page F-1.

2. Exhibits

The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Description

3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10	.1+	Form of Employment Agreement between Mr. Wessels and the company (incorporated by reference to Exhibit 10.4 to the company’s Registration Statement on Form F-1, No. 333-47616, filed October 10, 2000)
10	.2+	Amendment to Employment Agreement between Mr. Wessels and the company, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.3+	Second Amended and Restated Employment Agreement between Mr. MacFarlane and the company, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.2 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10	.4+	Amendment to Employment Agreement between Mr. MacFarlane and the company, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.5		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.6		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.7		Shareholders” Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.8		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.9+	Executive Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 11, 2007)
10	.10+	Amended and Restated Employment Agreement of Mr. John Hextall, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2008)
10	.11+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of May 1, 2008 (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2008)
10	.12+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2008)
10	.13+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of October 1, 2008
10	.14+	Letter Agreement between Mr. William Gates and the company, dated as of October 1, 2008

Exhibit		Description

10	.15+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2008)
10	.16+	Employment Agreement of Mr. Eric Kirchner, dated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 5, 2009)
10	.17+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.18+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed September 10, 2007)
10	.19+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.20+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.21+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.22+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.23+	WTC Provident Fund, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.24+	Norwich Union Cash Plus Individual Pension Plan Policy for Mr. John Hextall (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.25+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, filed June 16, 2006)
10.26		Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10.27		Credit Facility, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and various financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10.28		Cession Agreement in Security, dated as of July 13, 2006, by and among Pyramid Freight (Proprietary) Limited, South African Branch, and Nedbank Limited (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10	.29+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.30+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.31+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as amended (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.32+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.33+	Form of UTi Worldwide Inc. Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10	.34+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)

Exhibit		Description

10	.35+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.36+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.37+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10	.38+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.39		Amendment to Note Purchase Agreement, dated as of October 11, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.40 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.40		Amendment to Credit Facility, dated as of October 11, 2006, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.41 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.41		Amendment to Note Purchase Agreement, dated as of December 12, 2007, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.42		Amendment to Credit Facility, dated as of December 7, 2007, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.43 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.43		Waiver to Credit Facility, dated as of March 28, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.44 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.44		Amendment and waiver to Credit Facility, dated as of April 10, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.45 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
12.1		Statement regarding computation of ratio of earnings to fixed charges
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: April 1, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTi Worldwide Inc.

Date: April 1, 2009	By: /s/ Eric W. Kirchner Eric W. Kirchner Chief Executive Officer

Date: April 1, 2009	By: /s/ Lawrence R. Samuels Lawrence R. Samuels Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 1, 2009	By: /s/ Roger I. MacFarlane Roger I. MacFarlane Chairman of the Board of Directors

Date: April 1, 2009	By: /s/ Matthys J. Wessels Matthys J. Wessels Director

Date: April 1, 2009	By: /s/ Brian D. Belchers Brian D. Belchers Director

Date: April 1, 2009	By: /s/ C. John Langley, Jr. C. John Langley, Jr. Director

Date: April 1, 2009	By: /s/ Leon J. Level Leon J. Level Director

Date: April 1, 2009	By: /s/ Allan M. Rosenzweig Allan M. Rosenzweig Director

UTi WORLDWIDE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Our system of internal control was designed to provide reasonable assurance to UTi’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.

The Company’s internal control over financial reporting as of January 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer
April 1, 2009

/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President — Finance, Chief Financial Officer
April 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.
Long Beach, California

We have audited the internal control over financial reporting of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended January 31, 2009, of the Company and our report dated April 1, 2009 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

/s/  Deloitte & Touche LLP

Los Angeles, California
April 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.
Long Beach, California

We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and subsidiaries at January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the Notes to the Consolidated Financial Statements, effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Los Angeles, California
April 1, 2009

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended January 31, 2009, 2008 and 2007

	Year Ended January 31,
	2009	2008	2007
	(In thousands, except share and
	per share amounts)

Revenues	$4,543,717	$4,366,254	$3,548,096

Purchased transportation costs	2,997,377	2,877,440	2,332,303
Staff costs	844,255	800,891	639,209
Depreciation and amortization	41,753	39,306	33,060
Amortization of intangible assets	12,971	9,436	8,005
Restructuring charges	8,903	8,395	—
Goodwill impairment	98,932	—	—
Intangible assets impairment	11,009	—	—
Other operating expenses	505,223	480,308	381,021

Operating income	23,294	150,478	154,498
Interest income	13,317	10,880	8,098
Interest expense	(30,560)	(26,804)	(23,376)
Other income/(expense), net	1,437	4,726	(565)

Pretax income	7,488	139,280	138,655
Provision for income taxes	17,512	38,161	31,542

(Loss)/income before minority interests	(10,024)	101,119	107,113
Minority interests	(2,161)	(2,905)	(3,812)

(Loss)/income from continuing operations	(12,185)	98,214	103,301
Discontinued operations:
Operating income, net of tax	144	472	210
Gain on sale, net of tax	7,404	—	—

Net (loss)/income	$(4,637)	$98,686	$103,511

Basic (loss)/earnings per share:
Continuing operations	$(0.12)	$0.99	$1.06
Discontinued operations	0.08	0.01	—

	$(0.04)	$1.00	$1.06

Diluted (loss)/earnings per share:
Continuing operations	$(0.12)	$0.99	$1.04
Discontinued operations	0.08	—	—

	$(0.04)	$0.99	$1.04

Number of weighted average shares used for per share calculations:
Basic shares	99,406,664	99,112,752	97,431,383
Diluted shares	99,406,664	100,171,805	99,561,963

The consolidated statements of operations include the activities of discontinued operations.

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED BALANCE SHEETS
As of January 31, 2009 and 2008

	January 31,
	2009	2008
	(In thousands, except
	share amounts)

ASSETS
Cash and cash equivalents	$256,869	$289,141
Trade receivables (net of allowance for doubtful accounts of $15,118 and $16,356 as of January 31, 2009 and 2008, respectively)	645,275	865,019
Deferred income tax assets	19,192	18,768
Other current assets	79,869	79,207

Total current assets	1,001,205	1,252,135
Property, plant and equipment, net	163,441	154,123
Goodwill	372,850	537,429
Other intangible assets, net	69,841	80,432
Investments	2,940	2,765
Deferred income tax assets	23,831	17,311
Other non-current assets	14,578	30,481

Total assets	$1,648,686	$2,074,676

LIABILITIES & SHAREHOLDERS’ EQUITY
Bank lines of credit	$69,978	$113,199
Short-term bank borrowings	6,899	5,913
Current portion of long-term bank borrowings	66,666	33,333
Current portion of capital lease obligations	15,878	21,701
Trade payables and other accrued liabilities	593,271	817,058
Income taxes payable	10,425	12,622
Deferred income tax liabilities	2,493	5,030

Total current liabilities	765,610	1,008,856
Long-term bank borrowings	115,747	178,047
Capital lease obligations	20,754	30,612
Deferred income tax liabilities	27,542	38,063
Retirement fund obligations	6,947	4,287
Other non-current liabilities	19,116	19,322
Minority interests	16,224	21,289
Commitments and contingencies
Shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A — authorized 50,000,000; none issued	—	—
Class B — authorized 50,000,000; none issued	—	—
Common stock — authorized 500,000,000 ordinary shares of no par value; issued and outstanding 99,901,907 and 99,414,963 shares as of January 31, 2009 and 2008, respectively	450,553	435,355
Retained earnings	338,461	349,237
Accumulated other comprehensive loss	(112,268)	(10,392)

Total shareholders’ equity	676,746	774,200

Total liabilities and shareholders’ equity	$1,648,686	$2,074,676

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended January 31, 2009, 2008 and 2007

			Deferred
			Compensation		Accumulated
			Related to		Other
	Common Stock		Restricted	Retained	Comprehensive
	Shares	Amount	Share Units	Earnings	Loss	Total
	(In thousands, except share data)

Balance at January 31, 2006	95,208,066	$368,159	$(8,324)	$161,030	$(26,629)	$494,236
Comprehensive income:
Net income	—	—	—	103,511	—	103,511
Minimum pension liability adjustment (net of tax of $21)	—	—	—	—	48	48
Foreign currency translation adjustment	—	—	—	—	(17,015)	(17,015)

Total comprehensive income						86,544

Shares issued	1,561,157	36,084	—	—	—	36,084
Stock options exercised	1,863,955	11,631	—	—	—	11,631
Share-based compensation costs	—	10,058	—	—	—	10,058
Adjustment to initially adopt SFAS No. 158 (net of tax of $1,771)	—	—	—	—	(4,377)	(4,377)
Adjustment to initially adopt SFAS No. 123R	—	(8,324)	8,324	—	—	—
Tax benefit related to exercise of stock options	—	1,503	—	—	—	1,503
Dividends	—	—	—	(5,796)	—	(5,796)

Balance at January 31, 2007	98,633,178	$419,111	$—	$258,745	$(47,973)	$629,883
Comprehensive income:
Net income	—	—	—	98,686	—	98,686
Minimum pension liability adjustment (net of tax of $2,522)	—	—	—	—	4,491	4,491
Foreign currency translation adjustment	—	—	—	—	33,090	33,090

Total comprehensive income						136,267

Shares issued	327,929	1,631	—	—	—	1,631
Stock options exercised	453,856	4,084	—	—	—	4,084
Share-based compensation costs	—	9,758	—	—	—	9,758
Tax benefit related to exercise of stock options	—	771	—	—	—	771
Cumulative effect — adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”	—	—	—	(2,112)	—	(2,112)
Dividends	—	—	—	(6,082)	—	(6,082)

Balance at January 31, 2008	99,414,963	$435,355	$—	$349,237	$(10,392)	$774,200
Comprehensive loss:
Net loss	—	—	—	(4,637)	—	(4,637)
Changes in unamortized benefit plan costs (net of tax of $2,305)	—	—	—	—	(3,355)	(3,355)
Foreign currency translation adjustment	—	—	—	—	(98,521)	(98,521)

Total comprehensive loss						(106,513)

Shares issued	109,501	1,093	—	—	—	1,093
Stock options exercised	377,443	3,617	—	—	—	3,617
Share-based compensation costs	—	10,024	—	—	—	10,024
Tax benefit related to exercise of stock options	—	464	—	—	—	464
Dividends	—	—	—	(6,139)	—	(6,139)

Balance at January 31, 2009	99,901,907	$450,553	$—	$338,461	$(112,268)	$676,746

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31, 2009, 2008 and 2007

	Year Ended January 31,
	2009	2008	2007
	(In thousands)

OPERATING ACTIVITIES:
Net (loss)/income	$(4,637)	$98,686	$103,511
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Share-based compensation costs/(benefits), net	10,024	9,758	(2,280)
Depreciation and amortization	41,979	39,687	33,422
Amortization of intangible assets	12,971	9,436	8,005
Restructuring charges	2,867	8,395	—
Goodwill and intangible assets impairment	109,941	—	—
Deferred income taxes	(16,081)	(1,703)	(5,077)
Uncertain tax positions	(1,761)	401	—
Gain on sales of subsidiaries and subsidiary shares	(7,404)	(3,156)	—
Tax benefit relating to exercise of stock options	868	1,737	1,811
Excess tax benefits from share-based compensation	(464)	(771)	(1,503)
Gain on disposal of property, plant and equipment	(1,393)	(63)	(1,154)
Minority interest and other	3,802	493	4,102
Changes in operating assets and liabilities, net of acquisitions Decrease/(increase) in trade receivables	79,287	(157,561)	(94,525)
Increase in other current assets	(12,055)	(7,045)	(11,378)
(Decrease)/increase in trade payables	(64,074)	79,116	71,240
(Decrease)/increase in accrued liabilities and other	(3,414)	29,308	22,025

Net cash provided by operating activities	150,456	106,718	128,199
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(46,422)	(31,704)	(27,185)
Proceeds from disposal of property, plant and equipment	4,519	3,863	5,856
Proceeds from sale of subsidiary, net	8,707	—	—
Decrease/(increase) in other non-current assets	2,937	(13,059)	871
Acquisitions and contingent earn-out payments	(30,870)	(67,566)	(231,077)
Other	(1,009)	(1,577)	(2,112)

Net cash used in investing activities	(62,138)	(110,043)	(253,647)
FINANCING ACTIVITIES:
(Decrease)/increase in borrowings under bank lines of credit	(25,003)	25,506	(20,195)
Increase/(decrease) in short-term borrowings	1,777	1,577	(1,896)
Proceeds from issuance of long-term borrowings	5,667	—	348,177
Repayment of long-term borrowings	(34,143)	(1,064)	(152,208)
Repayment of capital lease obligations	(23,388)	(19,907)	(10,577)
Dividends paid to minority interests	(567)	—	(808)
Net proceeds from the issuance of ordinary shares	4,709	5,715	12,191
Excess tax benefits from share-based compensation	464	771	1,503
Dividends paid	(6,139)	(5,969)	(5,775)

Net cash (used in)/provided by financing activities	(76,623)	6,629	170,412
Effect of foreign exchange rate changes on cash and cash equivalents	(43,967)	7,429	(13,066)

Net (decrease)/increase in cash and cash equivalents	(32,272)	10,733	31,898
Cash and cash equivalents at beginning of year	289,141	278,408	246,510

Cash and cash equivalents at end of the year	$256,869	$289,141	$278,408

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended January 31, 2009, 2008 and 2007

1.	Summary of Significant Accounting Policies

Basis of Presentation

UTi Worldwide Inc., (collectively, the Company, we, us, our or UTi), is an international, non-asset-based supply chain services and solutions company that provides air and ocean freight forwarding, contract logistics, customs clearance, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company serves its clients through a worldwide network of freight forwarding offices in over 142 countries, including independent agents, and over 200 contract logistics and distribution centers under management.

The accompanying consolidated financial statements include the accounts of UTi and all subsidiaries controlled by the Company (generally more than 50% ownership) as well as variable interest entities (VIE) for which the Company is the primary beneficiary. Control is achieved where the Company has the power to govern the financial and operating policies of a subsidiary company so as to obtain benefits from its activities. The results of subsidiaries acquired during the year are included in the consolidated financial statements from the effective dates of acquisition. All significant intercompany transactions and balances have been eliminated.

All dollar amounts in the notes are presented in thousands except for share data.

Use of Estimates

The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts; the valuation of derivatives, deferred tax assets, property, plant and equipment, goodwill, intangible assets, investments and share-based compensation; and reserves for employee benefit obligations, income tax uncertainties and other contingencies. Actual results could differ from those estimates.

Foreign Currency Translation

Local currencies are generally considered the functional currencies outside of the United States of America. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses on translation, net of taxes, are recorded as a separate component of equity under accumulated other comprehensive income or loss. Transactions in foreign currencies during the year are re-measured at rates of exchange ruling on the dates of the transactions. Gains and losses arising on re-measurement of items arising through operating activities are accounted for in the consolidated statements of operations and included in revenues. These amounts in revenues were $14,639, $3,013, and $3,807 for the years ended January 31, 2009, 2008 and 2007, respectively. Exchange differences arising on the translation of permanently invested long-term loans to subsidiary companies are recorded as a separate component of equity under accumulated other comprehensive income or loss. Exchange differences arising on the translation of long-term loans to subsidiary companies that are not permanent in nature are recorded as other income, net in the consolidated statements of operations. These amounts were $1,437, $1,570 and $(565) for the years ended January 31, 2009, 2008 and 2007, respectively.

Revenue Recognition

Freight forwarding revenue represents billings on exports to clients, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the Company acts as an agent. The Company recognizes revenue in accordance with method 2 of Emerging Issues Task Force (EITF) Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, revenue and purchased

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

transportation costs for airfreight and ocean freight forwarding services, including commissions earned from the Company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers, are recognized at the time the freight departs the terminal of origin which is when the client is billed. This method generally results in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, certain billings such as customs, duties and freight insurance premiums whereby the Company acts as an agent, have not been included in revenue.

Customs brokerage revenue, contract logistics revenue and distribution, and other revenues are recognized when the client is billed, which for customs brokerage, is when the necessary documentation for customs clearance has been completed, and for contract logistics and other revenues, is when the service has been provided to third parties in the ordinary course of business. Purchased transportation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided, and adjusted upon receipt of the suppliers’ final invoices.

Income Taxes

Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Provisions for income taxes include amounts that are currently payable, plus changes in deferred income tax assets and liabilities. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax assets are offset by valuation allowances so that the assets are recognized only to the extent that it is more likely than not that taxable income will be available against which deductible temporary differences can be utilized.

Beginning with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) as of February 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in other operating expenses. For further information, see Note 5, “Uncertain Tax Positions”.

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
For the years ended January 31, 2009, 2008 and 2007

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

Share-Based Compensation

The Company has elected the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), using the modified prospective transition method. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 31, 2007, as well as all share-based payments granted prior to, but not yet vested, as of January 31, 2007, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include demand deposits and investments with an initial term of three months or less.

Concentration of Credit Risks

The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $224,208 of these deposits were not insured by the Federal Deposit Insurance Corporation or similar entities outside of the United States as of January 31, 2009.

Trade Receivables

In addition to billings related to transportation costs, trade receivables include disbursements made on behalf of clients for value added taxes, customs duties and freight insurance. The billings to clients for these disbursements are not recorded as revenue and purchased transportation costs in the consolidated statements of operations. Management establishes reserves based on the expected ultimate collectability of these receivables.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, general and specific economic conditions, and local market conditions. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Years

Buildings and leasehold improvements	10-40
Computer equipment and software	3-5
Furniture, fixtures and equipment	3-10
Vehicles	3-10

The Company capitalizes software costs in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Assets held under capital leases are amortized over their expected useful lives on the same basis as owned assets, or if there is not reasonable certainty that the Company will obtain ownership by the end of the lease term, the asset is amortized over the shorter of the lease term or its estimated useful life. Leasehold improvements are amortized over the estimated useful life of the related asset, or over the term of the lease, whichever is shorter.

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144). If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.

Business Combinations

In accordance with SFAS No. 141, Business Combinations, and EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company allocates the cost of its acquisitions among the various assets acquired and liabilities assumed. Additionally, if the terms of an acquisition include contingent consideration or earn-out arrangements based upon the performance of the acquired business, subsequent to acquisition, the Company records the portion of the contingent consideration representing a compensatory arrangement, if any, as an expense in the appropriate periods.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair market value of the net assets acquired in a purchase business consolidation. Other intangible assets with finite lives are amortized using the straight-line method over their estimated lives.

Goodwill including intangible assets with indefinite lives, are assessed for impairment at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company completes the required

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

goodwill impairment test annually in the second quarter, and also when an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its’ carrying amount. When it is determined that impairment has occurred, a charge to income from continuing operations is recorded.

In order to test for potential impairment, the Company uses a discounted cash flow analysis, corroborated by comparative market multiples where appropriate. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weights of each component of the company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles specific to the company. The terminal value assumptions are applied to the final year of the discounted cash flow model.

Investments

Investments in affiliated companies are accounted for using the equity method, where the Company has the ability to exercise significant influence over the operating and financial policies (generally an investment of 20 — 50%) of the companies’ voting interests. Consolidated net income or loss includes the Company’s proportionate share of the net income or net loss of these companies.

Call Options

In connection with the Newlog merger, as discussed further at Note 2, “Acquisitions,” to the consolidated financial statements, the Company obtained options providing the Company with the right to call the minority partner’s shares in the subsidiary under certain circumstances, including a change in control of the minority partner. The Company has recorded an asset related to these call options in other non-current assets. The amounts recorded represent, among other factors, the differences between the estimated strike price and the estimated fair value of the minority partner equity, if the call options become exercisable. The amounts included in other non-current assets were $756 at January 31, 2009. The amounts recorded at January 31, 2008 were not material to the consolidated financial statements.

Additionally, the Company granted an option providing the minority partner with the right to call the Company’s shares in the subsidiary in the event the Company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The Company has recorded a liability related to this option in other non-current liabilities. The amount included in other non-current liabilities was $907 at January 31, 2009. The amount recorded at January 31, 2008 was not material to the consolidated financial statements.

Put Options

In connection with the formation of the Sisonke Partnership, the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty), Ltd., which we refer to as IHD, the Company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the Company in 2010. The Company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents, among other factors, the difference between the estimated strike price and the estimated fair value of the minority partner equity, when the put option becomes exercisable. Amounts included in other non-current liabilities were $990 and $1,547 at January 31, 2009 and 2008, respectively.

Retirement Benefit Costs

Payments to defined contribution retirement plans are expensed as incurred. For defined benefit retirement plans, the cost of providing retirement benefits is determined using the projected unit credit method, with the actuarial valuations being carried out at each balance sheet date. Unrecognized actuarial gains and losses which

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

exceed 10% of the greater of the present value of the Company’s pension obligations or the fair value of the plans’ assets are amortized over the expected average remaining working lives of the employees participating in the plans. Actuarial gains and losses which are within 10% of the present value of the Company’s pension obligations or the fair value of the plans’ assets are carried forward. Past service costs are recognized immediately to the extent that the benefits are already vested, and otherwise are amortized on a straight-line basis over the average period until the amended benefits become vested.

As of January 31, 2009, the amount recognized as retirement fund obligations in the accompanying consolidated balance sheets represents the present value of the defined benefit obligations, reduced by the fair value of the plans’ assets.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, short-term bank borrowings, trade payables and other accrued liabilities, long-term bank borrowings and put and call options. With the exception of the Company’s 6.31% senior unsecured guaranteed notes, the carrying value of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As of January 31, 2009 and 2008, the fair value of the Company’s 6.31% senior unsecured guaranteed notes was $168,373 and $187,153, respectively, compared to book value of $166,667 and $200,000 for fiscal 2009 and 2008, respectively.

Interest-bearing bank loans and bank lines of credit are recorded at the proceeds received. Interest expense, including premiums payable on settlement or redemption, is accounted for on an accrual basis. Equity instruments are recorded at the proceeds received, net of direct issue costs.

Gain on Sale of Subsidiary Stock

The Company accounts for sales of stock by a subsidiary under Staff Accounting Bulletin No. 51, Accounting for Sales of Stock of a Subsidiary (SAB 51). As permitted under SAB 51, the Company records the difference between the carrying amount of the Company’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary as either a gain or loss in the consolidated statements of operations. These gains or losses are reflected in other income, net.

Risk Management

The Company’s credit risk is primarily attributable to its trade receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company has no significant concentration of credit risk, with exposure spread over a large number of clients.

The credit risk on liquid funds and derivative financial instruments is limited because the counter parties are banks with high credit ratings assigned by international credit rating agencies.

In order to manage its exposure to foreign exchange risks, the Company enters into forward exchange contracts. At the end of each accounting period, the forward exchange contracts are marked to fair value and the

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

resulting gains and losses are recorded in the consolidated statements of operations as part of purchased transportation costs.

Contingencies

The Company is subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. The Company accrues a liability and charges operations for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated, in accordance with the recognition criteria of SFAS No. 5, Accounting for Contingencies (SFAS No. 5). Estimating liabilities and costs associated with these matters requires significant judgment and assessment based upon the professional knowledge and experience of management and its legal counsel.

Where the Company is self-insured in relation to freight-related and employee benefit-related exposures, adequate liabilities are estimated and recorded, in accordance with SFAS No. 5, for the portion for which the Company is self-insured. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

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

Recent Accounting Pronouncements

In November 2008, the FASB ratified EITF, Issue No. 08-8 Accounting for an Instrument (for an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary. EITF 08-8 clarifies whether a financial instrument whose payoff to the counterparty is based on the stock of the reporting entity’s consolidated subsidiary could be considered indexed to that reporting entity’s own stock in the consolidated financial statements. EITF 08-8 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of EITF 08-8 may have on its consolidated results of operations and financial position.

In November 2008, the FASB ratified EITF, Issue No. 08-6 Equity-Method Investment Accounting. EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. Equity-method investments should be subject to other-than-temporary impairment analysis. It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of EITF 08-6 may have on its consolidated results of operations and financial position.

In June 2008, the FASB, ratified EITF, Issue No. 08-3 Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of EITF 08-3 may have on its consolidated results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

U.S. GAAP. SFAS No. 162 is effective beginning on November 15, 2008. The adoption of SFAS No. 162 did not have a significant impact on the Company’s consolidated results of operations and financial position.

In April 2008, the FASB issued Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The Company adopted FSP 142-3 on February 1, 2008. The adoption of FSP 142-3 did not have a significant impact on the Company’s consolidated results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of Accounting Research Bulletin (ARB) No. 51. This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of SFAS No. 160 may have on its consolidated results of operations and financial position.

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

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in common stock. The amount recognized in common stock should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The Company adopted EITF 06-11 on February 1, 2008. The adoption of EITF 06-11 did not have a significant the impact on the Company’s consolidated results of operations and financial position.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, supplemented by FASB FSP 157-1, 2 and 3. SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 is effective for the Company for fiscal years beginning February 1, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 beginning in the first quarter of fiscal 2009, except for certain nonfinancial assets and liabilities for which it will adopt the provisions of SFAS 157 in the first quarter of fiscal 2010. For further information regarding SFAS No. 157, see Note 20, “Fair Value Disclosures.”

Reclassifications

Certain amounts in the previous years’ consolidated financial statements have been reclassified to conform to the current year presentation.

2.	Acquisitions

All acquired businesses are primarily engaged in providing transportation logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.

For the Year Ended January 31, 2009

The Company did not complete any material acquisitions during the fiscal year ended January 31, 2009. During the fiscal year ended January 31, 2009, the Company made several earn-out payments relating to previously announced acquisitions totaling $30,870 in cash, all of which was recognized as goodwill.

For the Year Ended January 31, 2008

Effective September 20, 2007, the Company acquired 50% of the issued and outstanding shares of Newlog, Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6,500 in cash. Effective October 8, 2007, the Company completed a merger agreement to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation. The Company has accounted for these transactions in accordance with SAB 51. Accordingly, a gain of $3,156 was recorded in the consolidated statements of operations for the year ended January 31, 2008. This gain represents the excess of the fair value received pursuant to the Newlog Merger over the carrying amount of the wholly owned Israeli indirect subsidiary contributed.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

Effective October 16, 2007, the Company acquired certain assets and liabilities of Transclal Trade, Ltd. which we refer to as Transclal, an Israeli company involved in freight-forwarding and customs brokerage, for a purchase price of approximately $36,940 in cash. We refer to the Newlog Merger and the acquisition of certain assets and liabilities of Transclal as the Israeli Acquisition. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair value at the date of the acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of identified net tangible and intangible assets, and accordingly, $44,542 was allocated to goodwill, all of which is included within the Company’s Freight Forwarding segment. Subsequent to the acquisition date, the Company conducted additional valuation work on client contracts and relationships and other intangible assets identified and refined its estimates recorded previously in 2008. During the third quarter of 2009, the Company finalized the valuation of such intangible assets and the allocation of the purchase price. The Company determined that approximately $33,021 of goodwill, as of the acquisition date, is deductible for tax purposes. The weighted average amortization period of the client contracts and relationships and other intangible assets acquired is approximately 9.2 years as of the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and the preliminary purchase price allocation recorded, in addition to the final purchase price allocation for the Israeli Acquisition:

Current assets	$8,704
Deferred income taxes	5,988
Property, plant and equipment	2,314
Client contracts and relationships and other intangible assets	32,120
Goodwill	30,849

Total assets acquired	79,975
Liabilities assumed	(24,241)
Deferred income taxes	(9,138)

Net assets acquired	$46,596

Effective September 6, 2007, the Company acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary), Ltd. and its subsidiaries, which we collectively refer to as CSC, for an initial cash payment of approximately $5,177, net of cash received. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. As a result of this acquisition, the Company has increased its range of services to the pharmaceutical industry in South Africa. In addition to the initial payment and subject to certain regulations coming into effect within three to five years from the effective date of the acquisition, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8,000, based on a recalculation of CSC’s earnings from September 1, 2006, through the effective date of the acquisition.

The initial cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair value at the date of the acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of identified net tangible and intangible assets, and accordingly, $3,130 was allocated to goodwill, all of which is included within the Company’s Contract Logistics and Distribution segment. Subsequent to the acquisition date, the Company conducted additional valuation work on client contracts and relationships and other intangible assets identified and refined its estimates previously recorded in 2008. During the third quarter of 2009, the Company finalized the valuation of such intangible assets and the allocation of the purchase price. The Company determined that none of the goodwill is deductible for tax purposes. The weighted average amortization period of the client contracts and relationships and other intangible assets acquired is approximately 11.2 years as of the acquisition date.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and the preliminary purchase price allocation recorded, in addition to the final purchase price allocation for CSC:

Current assets	$12,761
Property, plant and equipment	645
Client contracts and relationships and other intangible assets	9,030
Goodwill	2,723

Total assets acquired	25,159
Liabilities assumed	(17,666)
Deferred income taxes	(2,316)

Net assets acquired	$5,177

Effective August 17, 2007, we acquired the remaining outstanding shares of our South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries Co-ordinated Materials Handling (Pty) Ltd. and UTi CMH Sub Assembly (Pty) Ltd., of which we had already owned 50%, for a total consideration of approximately $12,728, of which $11,083 was allocated to goodwill.

For the Year Ended January 31, 2007

Effective November 17, 2006, the Company acquired 100% of the issued and outstanding shares of Span America Holding Company, Inc. and Span Manufacturing Limited (collectively, Span) for an initial cash payment of approximately $22,000. Span, headquartered in Markham, near Toronto, Ontario, Canada, is a value-added provider of integrated and customized supply chain management solutions, primarily in North America. The initial purchase price was also subject to a working capital adjustment. The allocation of the purchase price to the acquired assets and assumed liabilities was finalized in the fourth quarter of fiscal 2008. In addition to the initial payment, the terms of the acquisition agreement provided for an additional earn-out payment of up to a maximum of $28,000, less any working capital adjustments based on the future performance of Span for the fiscal year ended January 31, 2009. The additional earn-out payment was accounted for as an addition to the purchase price. In May 2008, the Company made a final earn-out payment of $27,228 in connection with this acquisition.

On January 25, 2002, the Company completed the acquisition of Grupo SLi and Union S.L. (collectively, SLi), a warehousing and logistics services provider headquartered in Madrid, Spain with offices throughout Spain and Portugal. The Company acquired SLi for an initial cash payment of approximately $14,000. In addition to the initial payment, the terms of the acquisition agreement provided for an earn-out arrangement consisting of four additional payments, based in part, upon the performance of SLi in each of the fiscal years in the period from 2003 through 2006. The Company has satisfied its obligations in relation to each of the fiscal years ended January 31, 2003 through 2006 resulting in additional cash payments of approximately $40,000 and the issuance of 2,126,901 UTi shares for total consideration of approximately $104,000. The Company made the final payment under this arrangement in September of 2006. This payment was comprised of a $6,461 cash payment and the issuance of 1.5 million shares of common stock valued at $34,935. A portion of the payments under the earn-out arrangement represents costs of the acquisition while a portion represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date (SLi Share-based Compensation Arrangement). Refer to Note 15, “Share-Based Compensation.”

Effective March 7, 2006, the Company acquired 100% of the issued and outstanding shares of Portland, Oregon-based Market Industries, Ltd. and its subsidiaries (Market Transport Services), for approximately $197,100 in cash. Market Transport Services is a provider of third-party logistics services and multi-modal transportation capacity solutions specializing in domestic ground transportation. The weighted average amortization period of the

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

client contracts and relationships and other intangible assets acquired was approximately 10.4 years as of the acquisition date. The Company determined that approximately $17,600 of goodwill and intangible assets, as of the acquisition date, is deductible for tax purposes. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$55,635
Property, plant and equipment	27,936
Client contracts and relationships and other intangible assets	27,930
Goodwill	132,714
Other long-term assets	12,866

Total assets acquired	257,081
Liabilities assumed	(40,309)
Deferred income taxes	(19,672)

Net assets acquired	$197,100

The Company also made smaller acquisitions in fiscal 2007. Effective January 26, 2007, the Company acquired 100% of the outstanding shares of Cargoforte Sp. Zo.o (Cargoforte), a Polish company involved in freight forwarding and contract logistics for an initial purchase price of approximately $1,000 in cash. The acquisition of Cargoforte contains four contingent earn-out payments, subject to a maximum of $20,000, which are to be calculated based on a multiple of the acquired operations future earnings for each of the four twelve month periods in the period ending January 31, 2011. The additional earn-out payments for Cargoforte will be accounted for as an addition to the purchase price. In addition, effective December 18, 2006, the Company acquired 100% of the outstanding shares of WEST Pharma Logistics, s.r.o., which we have subsequently renamed UTi Pharma Slovakia, s.r.o. (which we refer to as Pharma), a contract logistics company, located in Slovakia, for an initial purchase price of approximately $1,100. The Company anticipates making two contingent earn-out payments related to the acquisition of Pharma. These payments are subject to a maximum of $3,000 and are to be calculated based on a multiple of the acquired operations future earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.

3.	Goodwill and Intangible Assets Impairment

In accordance with SFAS No. 142, the Company completed the required annual impairment test as of July 31, 2008. No impairment was recognized based on the results of the annual goodwill impairment test. During the fourth quarter ended January 31, 2009, the Company reached a conclusion that the volatility and deterioration of the financial markets and adverse changes in the global business climate triggered a requirement to perform an interim goodwill impairment test. Based on the results of the interim impairment test, the Company recorded a non-cash charge of $98,932, before a related deferred tax benefit of $11,311, in relation to the Company’s Contract Logistics and Distribution segment.

Prior to determining the goodwill impairment charges, the Company evaluated purchased intangible assets and other long-lived assets as required by SFAS No. 144. Due to the volatility and deterioration of the financial markets and adverse changes in the global business climate, earnings forecasts were revised, and the Company determined the carrying value of these assets within the Contract Logistics and Distribution segment were impaired. The Company recorded non-cash charges of $7,300, and $3,709 for customer lists and a trademark, respectively, in the Company’s Contract Logistics and Distribution Segment. These charges were before a related deferred tax benefit of $3,939.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

4.	Income Taxes

The provision for taxes on income from continuing operations consists of the following:

	Federal	State	Foreign	Total

Year ended January 31, 2009:
Current	$19,734	$2,457	$8,148	$30,339
Deferred	(13,157)	(1,517)	1,847	(12,827)

	$6,577	$940	$9,995	$17,512

Year ended January 31, 2008:
Current	$7,033	$216	$36,804	$44,053
Deferred	906	610	(7,408)	(5,892)

	$7,939	$826	$29,396	$38,161

Year ended January 31, 2007:
Current	$3,518	$1,704	$31,872	$37,094
Deferred	1,906	28	(7,486)	(5,552)

	$5,424	$1,732	$24,386	$31,542

A reconciliation of the Company’s statutory tax rate to the effective tax rate is as follows:

	Year Ended January 31,
	2009	2008	2007

Pre-tax income from continuing operations	$7,488	$139,280	$138,655
Statutory income tax rate for the Company(1)	—	—	—
Foreign income tax differential	(10,723)	35,642	33,746
Goodwill and intangible assets impairment	24,530	—	—
SLi Share-based compensation arrangement	—	—	(4,311)
Non-deductible expenses	3,295	1,400	1,113
Change in valuation allowance	(1,242)	6,299	139
Other	1,652	(5,180)	855

Provision for income taxes	$17,512	$38,161	$31,542

	Year Ended January 31,
	2009	2008	2007

Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	(143.2)	25.6	24.4
Goodwill and intangible assets impairment	327.6	—	—
SLi Share-based Compensation Arrangement	—	—	(3.1)
Non-deductible expenses	44.0	1.0	0.8
Change in valuation allowance	(16.6)	4.5	0.1
Other	22.1	(3.7)	0.6

Effective income tax rate	233.9%	27.4%	22.8%

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

The Company’s provision for income taxes from discontinued operations was not material for the years ended January 31, 2009, 2008 and 2007, respectively.

Deferred tax benefits recognized in income tax expense resulting from operating loss carryforwards were $1,577 and $1,377, for the years ended January 31, 2009 and 2008, respectively, and were not material for the year ended January 31, 2007. Deferred tax expense attributable to statutory rate change adjustments was approximately $893 and $345 for the years ended January 31, 2009 and 2008, respectively, and was not material for the year ended January 31, 2007.

The deferred income tax assets and deferred income tax liabilities at January 31, 2009 and 2008 resulted from temporary differences associated with the following:

	As of January 31,
	2009	2008

Gross deferred income tax assets:
Allowance for doubtful accounts	$3,326	$4,652
Provisions not currently deductible	15,651	15,259
Property, plant and equipment	388	1,517
Net operating loss carryforwards	21,313	19,733
Other	18,972	9,799

Total gross deferred income tax assets	59,650	50,960
Gross deferred income tax liabilities:
Property, plant and equipment	(5,786)	(5,286)
Retirement benefit obligations	(644)	(876)
Goodwill and intangible assets	(24,598)	(34,589)
Other	(4,853)	(5,200)

Total gross deferred income tax liabilities	(35,881)	(45,951)
Valuation allowance	(10,781)	(12,023)

Net deferred income tax asset/(liability)	$12,988	$(7,014)

The valuation allowance for deferred tax assets as of February 1, 2008 and 2007 was $12,023 and $5,712, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at January 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of January 31, 2009, the Company had approximately $40,271 of net operating loss carryforwards in various countries, which includes amounts obtained through acquisitions. These net operating loss carryforwards expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards. Approximately $25,620 of net operating loss carryforwards in various locations do not expire. Approximately $3,434 of net operating loss carryforwards in the U.S. will expire between 2016 and 2020.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

Approximately $5,529 of net operating loss carryforwards in Spain will expire between 2023 and 2024. The remaining $5,688 of net operating losses, associated with a variety of locations, will expire between 2011 and 2017.

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $118,139 and $111,109 at January 31, 2009 and 2008, respectively.

5.	Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on February 1, 2007. A reconciliation of the beginning and ending amounts of total unrecognized tax positions and interest recognized in other non-current liabilities is as follows:

	Year Ended		Year Ended
	January 31, 2009		January 31, 2008
	Uncertain		Uncertain
	Tax		Tax
	Positions	Interest	Positions	Interest

Balance at beginning of the year	$9,944	$1,194	$—	$—
Reclassification at adoption of amounts for tax positions taken during prior periods and included in current liabilities pursuant to SFAS No. 5, Accounting for Contingencies	—	—	5,058	906
Increase at adoption for amounts for tax positions taken during prior years(1)	—	—	3,158	248
Increase for tax positions taken during the current year	333	—	2,023	—
Decrease for changes in tax positions taken in a prior period	(339)	—	(295)	(96)
Lapses and settlements	(2,034)	(347)	—	—
Interest	—	696	—	136
Foreign currency translation	(821)	(97)	—	—

Balance at end of the year	$7,083	$1,446	$9,944	$1,194

(1)	The increase at adoption includes an increase to other current receivables of $1,294 for amounts due to the Company through acquisition-related indemnification of such matters which was accounted for as an increase to the February 1, 2007 balance of retained earnings.

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect the Company’s effective tax rate if recognized was $5,440 and $7,795 as of January 31, 2009 and 2008, respectively. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions in which we operate.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

6.	Earnings per Share

Earnings per share are calculated as follows:

	Year Ended January 31,
	2009	2008	2007

Basic (loss)/earnings per share:
(Loss)/income from continuing operations	$(12,185)	$98,214	$103,301
Discontinued operations	7,548	472	210

Net (loss)/income	$(4,637)	$98,686	$103,511
Weighted average number of ordinary shares	99,406,664	99,112,752	97,431,383

Basic (loss)/earnings per share
Continuing operations	$(0.12)	$0.99	$1.06
Discontinued operations	0.08	0.01	—

	$(0.04)	$1.00	$1.06

Diluted (loss)/earnings per share:
(Loss)/income from continuing operations	$(12,185)	$98,214	$103,301
Discontinued operations	7,548	472	210

Net (loss)/income	$(4,637)	$98,686	$103,511
Weighted average number of ordinary shares	99,406,664	99,112,752	97,431,383
Incremental shares required for diluted earnings per share related to employee stock options and restricted share units	—	1,059,053	2,130,580

Diluted weighted average number of shares	99,406,664	100,171,805	99,561,963

Diluted (loss)/earnings per share
Continuing operations	$(0.12)	$0.99	$1.04
Discontinued operations	0.08	—	—

	$(0.04)	$0.99	$1.04

Cash dividends paid per share	$0.06	$0.06	$0.06

The weighted-average diluted shares outstanding for the years ended January 31, 2008 and 2007, exclude stock options to purchase 343,061 and 277,820 shares, respectively, because such options have an exercise price in excess of the average market price of the company’s common stock during the year, and were therefore anti-dilutive. For the year ended January 31, 2009, no potential common shares are included in the computation of dilutive (loss)/earnings per share, as the Company has a loss from continuing operations.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

7.	Property, Plant and Equipment

At January 31, 2009 and 2008, property, plant and equipment at cost and accumulated depreciation were:

	January 31,
	2009	2008

Land	$8,508	$11,111
Buildings and leasehold improvements	56,203	39,214
Computer equipment and software	117,303	116,316
Furniture, fixtures and equipment	62,588	73,391
Vehicles	39,744	49,950

Property, plant and equipment, gross	284,346	289,982
Accumulated depreciation and amortization	(120,905)	(135,859)

Property, plant and equipment, net	$163,441	$154,123

The components of property, plant and equipment at cost and accumulated depreciation recorded under capital leases were:

	January 31,
	2009	2008

Land	$794	$1,100
Buildings and leasehold improvements	6,575	11,347
Computer equipment and software	20,485	22,413
Furniture, fixtures and equipment	23,890	26,844
Vehicles	13,161	20,851

Property, plant and equipment, gross	64,905	82,555
Accumulated depreciation and amortization	(21,901)	(26,358)

Property, plant and equipment, net	$43,004	$56,197

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended January 31, 2009 and 2008 are as follows:

		Contract
	Freight	Logistics and
	Forwarding	Distribution	Total

Balance at January 31, 2007	$133,583	$292,933	$426,516
Acquisitions and contingent earn-out payments	45,223	46,228	91,451
Impairment	—	—	—
Foreign currency translation	9,885	9,577	19,462

Balance at January 31, 2008	188,691	348,738	537,429
Acquisitions and contingent earn-out payments	1,382	599	1,981
Purchase price allocation and other adjustments	(15,154)	(809)	(15,963)
Disposals	—	(1,473)	(1,473)
Impairment	—	(98,932)	(98,932)
Foreign currency translation	(19,479)	(30,713)	(50,192)

Balance at January 31, 2009	$155,440	$217,410	$372,850

Amortizable intangible assets as of January 31, 2009 and 2008 relate primarily to the estimated fair value of the client contracts and client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets as of January 31, 2009 and 2008, as adjusted for the year ended January 31, 2009, to reflect the new accounting basis as the result of impairment charges recognized, are as follows:

				Weighted
	Gross	Accumulated	Net Carrying	Average Life
	Carrying Value	Amortization	Value	(Years)

As of January 31, 2009:
Client contracts and relationships	$92,669	$(26,675)	$65,994	10.2
Non-compete agreements	2,822	(2,444)	378	3.1
Other	2,608	(1,408)	1,200	4.1

Total	$98,099	$(30,527)	$67,572

As of January 31, 2008:
Client contracts and relationships	$92,496	$(21,984)	$70,512	9.7
Non-compete agreements	3,151	(2,557)	594	3.1
Other	2,701	(720)	1,981	4.1

Total	$98,348	$(25,261)	$73,087

Amortization expense totaled $12,971, $9,436 and $8,005 for the years ended January 31, 2009, 2008 and 2007, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31:

2010	$13,106
2011	12,807
2012	11,814
2013	11,398
2014	11,240

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

In addition to the amortizable intangible assets, the Company also has $2,269 and $7,345 of intangible assets not subject to amortization as of January 31, 2009 and 2008, respectively, related primarily to acquired trade names.

9.	Restructuring and Impairments

Fiscal 2009 Information Technology Cost Reduction Plan

During the fourth quarter of fiscal 2009, the Company initiated several changes to its global information technology operations and incurred related restructuring charges. For the year ended January 31, 2009, amounts charged for employee severance benefits and other exit costs were $803 and $1,506, respectively. The Company expects to incur an additional $800 and $400 of restructuring charges for Corporate and Freight Forwarding, respectively, under the plan. Exit activities under the plan are expected to be substantially completed by the end of the second quarter of fiscal 2010.

Employee severance benefits

Employee severance benefits expense and employees terminated as of January 31, 2009 are as follows:

	Employee
	Severance	Employees
	Benefits	Terminated

Freight Forwarding	$187	36
Contract Logistics and Distribution	91	10
Corporate	525	65

Total	$803	111

Employee severance benefits are primarily related to the realignment of corporate and regional information technology functions to reduce overhead costs. Including employees terminated during the year ended January 31, 2009, the plan is expected to ultimately result in a reduction in the Company’s global IT workforce by approximately 250 employees.

Other exit costs

Amounts charged for other exit costs during the year ended January 31, 2009 for corporate were $1,506. There were no charges for other exit costs for Contract Logistics and Distribution and Freight Forwarding during the year ended January 31, 2009. Other exit costs primarily relate to consulting fees incurred in connection with the implementation of the information technology restructuring plan. These amounts are expensed as incurred.

Excluded from the restructuring charges described above, during the year ended January 31, 2009, the Company incurred $1,100 in advisory and ancillary costs associated with the plan. Including advisory and ancillary costs incurred during the year ended January 31, 2009, total advisory and ancillary costs of approximately $5,200 are expected to be incurred under the plan.

Fiscal 2008 Cost Reduction Measures

During the fourth quarter of fiscal 2008, the Company initiated several changes in operations and incurred related restructuring and impairment charges. For the year ended January 31, 2008, the charges included in the provision for asset impairments, employee severance benefits, and other exit costs were $3,485, $2,482, and $2,428, respectively. For the year ended January 31, 2009, charges included for asset impairment, employee severance and termination costs and contract termination and other costs for the 2008 cost reduction measures were $293, $3,164, and $2,579, respectively. As of January 31, 2009, the Company had completed all activities under this plan.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

Asset impairments

Amounts charged for asset impairments during the year ended January 31, 2009 were $293 for Contract Logistics and Distribution. There were no amounts charged for asset impairments to Freight Forwarding or corporate for the year ended January 31, 2009. Asset impairments primarily related to the cancellation of various long-term initiatives, such as the development of certain industry verticals and information technology costs.

Employee severance benefits

A summary of employee severance benefits expense as of January 31, 2009 are as follows:

	Liability at	Amounts	Settlements	Liability at
	January 31,	Charged to	and	January 31,
	2008	Expense	Other	2009

Freight Forwarding	$843	$2,375	$(3,218)	$—
Contract Logistics and Distribution	997	789	(1,786)	—
Corporate	642	—	(642)	—

Total	$2,482	$3,164	$(5,646)	$—

Employee severance benefits are primarily related to the realignment of corporate and regional functions to reduce overhead costs. As of January 31, 2009, a total of 1,247 employees had been terminated during the year. These staff reductions are primarily the result of the exit of the Company’s retail distribution business in the Africa region, the surface distribution operation of the Company’s Integrated Logistics business in the Americas region and streamlining operations and other selected non-core underperforming operations.

Other exit costs

Amounts charged for other exit costs for the year ended January 31, 2009 are as follows:

	Liability at	Amounts	Settlements	Liability at
	January 31,	Charged to	and	January 31,
	2008	Expense	Other	2009

Freight Forwarding	$158	$6	$(164)	$—
Contract Logistics and Distribution	2,270	2,572	(4,842)	—
Corporate	—	1	(1)	—

Total	$2,428	$2,579	$(5,007)	$—

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

10.	Trade Payables and Other Accrued Liabilities

At January 31, 2009 and 2008, trade payables and other accrued liabilities were comprised of the following:

	January 31,
	2009	2008

Trade payables:
Due to agents	$4,060	$4,609
Other trade payables	430,777	599,100

Trade payables	434,837	603,709
Interest payable	2,263	927
Staff cost related accruals	65,734	71,361
Earn-out liabilities	700	29,589
Other payables and accruals	89,737	111,472

Total trade payables and other accrued liabilities	$593,271	$817,058

11.	Borrowings

At January 31, 2009 and 2008, borrowings were comprised of the following:

	January 31,
	2009	2008

Bank lines of credit	$69,978	$113,199
Short-term bank borrowings	6,899	5,913
Current portion of long-term bank borrowings	66,666	33,333
Long-term bank borrowings	115,747	178,047

Total borrowings	$259,290	$330,492

The amounts due under long-term borrowings as of January 31, 2009 are repayable in the following fiscal years:

2010	$66,666
2011	66,877
2012	34,860
2013	2,382
2014	11,628

Total	$182,413

Borrowings are denominated primarily in U.S. dollars, Australian dollars, Chinese Yuan, Euro, Israeli Shekel, and Taiwan dollars and other currencies.

As of January 31, 2009 and 2008, the weighted average interest rate on the Company’s outstanding debt was 5.6% and 5.9%, respectively.

The Company has various credit and guarantee facilities, including a global credit facility (refer to discussion below). At January 31, 2009, these facilities totaled approximately $329,252. The Company’s borrowing capacities totaled approximately $185,150. Borrowings under these credit facilities totaled approximately $58,413 as of January 31, 2009 and we had approximately $126,737 of available, unused borrowing capacity. At January 31,

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

2009, the Company’s guarantee facilities totaled approximately $144,102. In addition, at January 31, 2009 we had $166,667 of principal outstanding under our senior unsecured guaranteed note purchase agreement.

The purpose of these facilities is to provide the Company with funds for working capital, customs bonds and guarantees and general corporate purposes. Due to the global nature of the Company, a number of financial institutions are utilized to provide the above mentioned facilities.

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

The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $140,624 and a swingline facility in the amount of $25,000. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of January 31, 2009, the borrowings and guarantees under the Global Facility totaled approximately $117,805 represented by borrowings of $52,967 and outstanding guarantees of $64,838 and we had approximately $22,819 of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding those companies registered in South Africa.

The South African Facility consists of a credit facility which, based on current exchange rates, provides for borrowing capacity of $63,713 at January 31, 2009. Borrowings under the facility are not to exceed the lesser of $100,000 and 650,000 South African rand (ZAR). None of our subsidiaries outside of South Africa may be a borrower under the South African Facility. As of January 31, 2009, the borrowings and guarantees under the South African Facility totaled approximately $24,923, represented by borrowings of $1,337 and outstanding guarantees of $23,586 and we had approximately $38,790 of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.

Loans (other than swingline loans) under the Facility Agreement bear interest at a rate per annum equal to the Interbank Offered Rate (IBOR) plus an applicable margin of 0.75% to 1.20% and swingline loans under the Facility Agreement bear interest at a rate per annum equal to the higher of the prime commercial lending rate of the Swingline Agent in U.S. Dollars or an amount equal to the Federal Funds Rate plus an applicable margin of 0.75% to 1.20%.

In addition to the credit and guarantee facilities provided under the Facility Agreement, the Company utilizes a number of other financial institutions in certain other countries to provide it with working capital to operate in these countries. The use of a particular credit or guarantee facility (other than credit and guarantee facilities provided under the Facility Agreement) is normally restricted to the country in which it originated and a particular credit or guarantee facility may restrict distributions by the subsidiary operating in the country.

On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (Senior Notes) under a note purchase agreement (Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. Proceeds from the issuance of the Senior Notes were used to pay off the Bridge Facility and a portion of the outstanding bank lines of credit. The Senior Notes mature on July 13, 2011. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. As required by the schedule amortization of the Senior Notes, the Company repaid approximately $33,333 in principal on January 13, 2009 and is required to repay approximately $33,333 or such lesser principal amount as shall then be outstanding on each subsequent July 13th and January 13th up to and

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

including July 13, 2011. The Company’s obligations under the Senior Notes and Note Purchase Agreement are guaranteed by the Company and selected subsidiaries.

The Note Purchase Agreement and Facility Agreement require the Company to comply with certain customary financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before income taxes depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants, all or a portion of the obligations under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided there under would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreement as of January 31, 2009.

Furthermore, the Note Purchase Agreement and the Facility Agreement each contain cross-default provisions with respect to other indebtedness, giving the lenders under the Facility Agreement and the note holders under the Note Purchase Agreement the right to declare a default if we default under other indebtedness in some circumstances. Accordingly, defaults under debt agreements could materially and adversely affect our financial condition and results of operations.

12.	Supplemental Financial Information

Other Operating Expenses

The following table shows a summary of other operating expenses as of January 31, 2009, 2008 and 2007. The balance of other operating expenses is comprised of selling, general and administrative costs.

	Year Ended January 31,
	2009	2008	2007

Advertising costs	$2,757	$3,087	$2,533
Facilities and communication	180,334	158,950	127,342
Vehicle expenses	62,679	64,202	54,086

Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Year Ended January 31,
	2009	2008	2007

Net cash paid for:
Interest	$30,666	$26,684	$14,872
Income taxes	31,807	52,357	42,514
Non-cash activities:
Capital lease obligations incurred to acquire assets and other	18,617	33,904	27,709
Value of shares issued as acquisition earn-out payment	—	—	34,935
Liability incurred for acquisition earn-out payment	700	29,303	—
Adjustment to initially adopt FIN 48	—	9,370	—

UTi is a holding company which relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the Company and UTi’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of its bank credit facilities. Such laws and

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries could declare may be limited by exchange controls.

13.	Retirement Benefit Plans

Defined Contribution Plans

In certain countries, the Company operates defined contribution retirement plans for all qualifying employees. The assets of the plans are held separately from those of the Company, in funds under the control of trustees. The Company is required to contribute a specified percentage of the payroll costs to the retirement benefit plan to fund the benefits. The only obligation of the Company with respect to the retirement benefit plans is to make the required contributions. For the years ended January 31, 2009, 2008 and 2007, the Company’s contributions to the above plans were $9,389, $13,897 and $8,755, respectively.

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

The following tables, based on the latest valuations, summarize the funded status and amounts recognized in the Company’s consolidated financial statements as of January 31, 2009 for defined benefit plans.

	Year Ended January 31,
	2009	2008

Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$33,555	$39,385
Service cost	538	883
Interest cost	2,183	2,451
Plan participants’ contributions	191	232
Actuarial gain	(1,300)	(6,235)
Benefits paid	(3,865)	(2,833)
Curtailment/termination	(831)	—
Foreign exchange translation adjustment	(6,411)	(328)

Projected benefit obligations at end of year	$24,060	$33,555

Change in plan assets:
Fair value of plan assets at beginning of year	$30,887	$29,477
Actual return on plan assets	958	—
Realized (loss)/gain on assets	(6,123)	2,044
Employer contributions	1,359	1,910
Plan participants’ contributions	152	232
Benefits paid	(3,798)	(2,833)
Administrative expenses	(107)	—
Curtailment/termination	(622)	—
Foreign exchange translation adjustment	(5,063)	57

Fair value of plan assets at end of year	$17,643	$30,887

Funded status	$(6,417)	$(2,668)

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

	As of January 31,
	2009	2008

Reconciliation of funded status and amounts recognized in the accompanying consolidated balance sheets:
Other non-current assets	$530	$1,619
Retirement fund obligations	(6,947)	(4,287)

Funded status	$(6,417)	$(2,668)

The accumulated benefit obligation for all defined benefit plans was $20,151 and $33,215 at January 31, 2009 and 2008, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at January 31:

	2009	2008

Accumulated benefit obligation	$11,151	$18,433
Fair value of plan assets	8,468	13,429

Information for pension plans with a projected benefit obligation in excess of plan assets at January 31:

	2009	2008

Projected benefit obligation	$16,342	$18,628
Fair value of plan assets	12,108	13,429

	As of January 31,
	2009	2008

Weighted average assumptions used to determine benefit obligations:
Discount rate	7%	7%
Rate of increase in future compensation levels	3%	4%

Amounts recognized in consolidated accumulated other comprehensive income consists of:

	As of January 31,
	2009	2008

Unrecognized net actuarial loss	$5,402	$2,075
Unrecognized net transition obligation	18	—
Unrecognized prior service cost	(39)	(49)

Total	$5,381	$2,026

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

The changes in consolidated accumulated other comprehensive income at the beginning and end of the year are as follows:

		Net of
	Gross	Tax Effect

Amounts recognized in consolidated accumulated other comprehensive income at February 1, 2008	$2,895	$2,026
Net actuarial gains	(868)	—
Amortization of:
Actuarial loss	5,645	3,344
Net transition asset	(3)	(2)
Prior service costs and other	18	13

Amounts recognized in consolidated accumulated other comprehensive income at January 31, 2009	$7,687	$5,381

The Company estimates that the following amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending January 31, 2010:

Pension
Benefits

Expense resulting from changes in plan experience and actuarial assumptions	$5,660

Net periodic pension cost consists of:

	Year Ended January 31,
	2009	2008	2007

Service cost	$538	$883	$1,827
Interest cost	2,183	2,451	2,949
Expected return on assets	(1,721)	(2,216)	(2,082)
Amortization of net actuarial loss	552	306	407
Amortization of net transition obligation	2	—	—
Amortization of prior service cost	(10)	—	—

Net periodic pension benefit cost before costs of curtailment/termination	1,544	1,424	3,101
Curtailment/termination costs	209	—	—

Net periodic pension cost	$1,753	$1,424	$3,101

	Year Ended January 31,
	2009	2008	2007

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	7%	7%	7%
Rate of increase in future compensation levels	3%	4%	4%
Expected long-term rate of return on assets	6%	7%	7%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

The fair value of plan assets for the Company’s pension plans as of January 31, 2009 and January 31, 2008, was $17,643 and $30,887 respectively. The following table sets forth the weighted-average asset allocation and target asset allocation for the plan assets:

	As of
	January 31,		Target
	2009	2008	Allocation

Equity securities	42%	55%	45-65%
Debt securities	53	29	20-35
Real estate	—	—	0-10
Other	5	16	10-20

Total	100%	100%

Equity securities did not include any of the Company’s ordinary shares at January 31, 2009 and 2008.

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

The strategic asset allocation of the South African pension benefits refers to the allocation of the assets across the various asset classes. The asset allocation decided on is 66% of the assets in equities, 25% in bonds and 9% in alternative strategies. The expected overall long term return on assets is 8%. This figure was attained by calculating historic five-year rolling returns on a monthly basis for the different classes of assets (e.g., equities, bonds, property and cash). These returns were based on monthly returns since January 1993. These returns were then compared to the appropriate inflation rates so that real returns could be calculated. An appropriate notional portfolio was constructed. A return for this portfolio was calculated using the five-year rolling values. The calculation indicated that a real annual return of approximately 4% was achievable (on average) for the notional portfolio. This return could be expected to vary between 0% and 9%. As a result, it was decided that a real return of 4% should be adopted, allowing for fees and tax. An indication of the long term expectation of inflation was determined by comparing the return on fixed interest bonds and inflation linked bonds. This comparison indicated an inflation rate of 5% per annum currently. With the real annual return of 4% and the inflation rate of 5%, this implies that a gross return on assets of 9% may reasonably be expected over the long term.

The objectives of the Company’s United Kingdom (U.K.) investment strategy of the defined benefit plans are to earn the required rate of return on investments in order to ensure that the assets at least match the member’s actuarial liabilities, and to manage the risk of negative returns. An analysis of the required rate of return showed that a real rate of return of 4% was required. A portfolio targeting the U.K. Retail Price Index plus 4% has therefore been proposed. The investment strategy also satisfies the liquidity requirements of the fund to ensure that payment such as expenses, taxes, withdrawals and other contingencies can be made. The strategic asset allocation of the U.K. pension benefits refers to the allocation of the assets across the various asset classes. The asset allocation decided on is 48% of the assets in equities and 52% in government corporate bonds.

The objectives of the Company’s Netherlands strategy of the defined benefit plans are to insure the future benefit payments of its participants and manage market risk. This was achieved by funding the pension obligations through guaranteed insurance contracts. The fair value of plan assets is determined as the discounted stream of

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

guaranteed benefit payment at a market rate. This market rate is assumed to be equal to the discount rate which reflects the assets underlying the contract. The strategy also satisfies the liquidity requirements of the fund to ensure that payments, such as administrative expenses, taxes, withdrawals and other contingencies can be made. The plan assets are fully supported by guaranteed insurance contracts on its participants.

For the year ended January 31, 2009, $1,319 of contributions had been made by the Company to its pension plans. The Company presently anticipates contributing $1,272 to fund its pension plans during the year ending January 31, 2010.

The following table shows the estimated future benefit payments for each of the next five fiscal years ending January 31 and thereafter:

2010	$1,214
2011	1,141
2012	850
2013	1,730
2014	1,505
2015-2019	7,898

Adoption of SFAS No. 158

On January 31, 2007, the Company adopted certain provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). As a result, the Company now recognizes the funded status of its defined benefits postretirement plans its the consolidated balance sheets. Additionally, the Company will recognize changes in the funded status of its defined benefits postretirement plans as a component of other comprehensive income, net of tax, in its consolidated statements of changes in shareholders’ equity, in the year in which the changes occur.

The adoption of the provisions of SFAS No. 158 to recognize the funded status of its benefit plans had the following effect on the consolidated balance sheet as of January 31, 2007:

	Retirement Benefit Costs
	Before		After
	Adoption of	SFAS No. 158	Adoption of
	SFAS No. 158	Impact	SFAS No. 158

Deferred tax assets	$1,620	$1,771	$3,391

Total assets	$1,620	$1,771	$3,391

Other long-term liabilities	$3,760	$6,148	$9,908

Total liabilities	$3,760	$6,148	$9,908

Accumulated other comprehensive loss	$(2,140)	$(4,377)	$(6,517)

14.	Shareholders’ Equity

During each of the years ended January 31, 2009, 2008 and 2007, the Company’s Board of Directors (the Board) declared a dividend on the Company’s outstanding ordinary shares of $0.06 per share, totaling $6,139, $6,082 and $5,796, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

15.	Share-Based Compensation

Share-Based Compensation Plans

At January 31, 2009, the Company had stock-based compensation awards outstanding under the following plans: the 2000 Employee Share Purchase Plan, the 2004 Long Term Incentive Plan (LTIP), the 2000 Stock Option Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and Non-Employee Directors Share Option Plan (Directors Option Plan).

2000 Employee Share Purchase Plan

The 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) the opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. During the year ended January 31, 2009, the Company issued 72,873 ordinary shares under the plan.

Employees in selected subsidiaries who have worked for the Company for one year or more are eligible to participate in the plan. Eligible employees become plan participants by completing subscription agreements authorizing payroll deductions which are used to purchase the ordinary shares. The plan is administered in quarterly offering periods and the first offering period commenced May 1, 2001. Prior to February 1, 2007, the purchase price was the lower of 85% of the fair market value of the Company’s ordinary shares on either the first or last day of each offering period. Effective February 1, 2007, the purchase price is 85% of the fair market value of the Company’s ordinary shares on the first day of each offering period. Employee payroll deductions cannot exceed 10% of a participant’s current compensation and are subject to an annual maximum of $25.

2004 Long-Term Incentive Plan

The Company’s LTIP was approved by the shareholders on February 27, 2004, and provides for the issuance of a variety of awards, including incentive and non-qualified stock options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units (RSUs), deferred share units, and performance based awards. A total of 6,000,000 shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan.

Options granted under the LTIP generally vest in four annual increments of 25% beginning on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. Deferred share units are 100% vested at all times. The maximum contractual term of options granted in this plan is 10 years. RSUs vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested RSUs are generally forfeited upon termination of employment. Performance based awards vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met. At January 31, 2009, 2008 and 2007 there were 1,094,502, 675,643 and 425,548 options, respectively, which were exercisable. At January 31, 2009 and 2008, there were 2,340,076 and 2,878,499 shares, respectively, available for grant under the plan.

2000 Stock Option Plan

The 2000 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to the Company’s directors, executives, employees and consultants. With the adoption of the LTIP in February 2004, the Company will no longer issue options pursuant to the 2000 Stock Option Plan. In addition, any options outstanding under the 2000 Stock Option Plan which are forfeited or otherwise cancelled will not be made available for reissuance under the plan.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

Options granted under the 2000 Stock Option Plan generally vest in four annual increments of 25% beginning on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. The maximum contractual term of options granted under the plan is 10 years. At January 31, 2009, 2008, and 2007, there were 1,731,043, 1,993,914 and 2,027,645, options, respectively, which were exercisable.

2004 Non-Employee Directors Share Incentive Plan

The 2004 Directors Incentive Plan was approved by the shareholders on June 25, 2004, and provides for the issuance of restricted shares, RSUs, elective grants and deferred share units to the Company’s non-employee directors. A total of 600,000 shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. The 2004 Directors Incentive Plan terminates on June 25, 2014.

RSUs vest and convert into the right to receive ordinary shares of the Company at the annual meeting which follows the award. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares.

Non-Employee Directors Share Option Plan

The Directors Option Plan provided for the issuance of options to purchase ordinary shares to each of the Company’s non-employee directors. With the adoption of the 2004 Directors Incentive Plan in June 2004, the Company will no longer issue options pursuant to the Directors Option Plan.

Under the Director’s Option Plan, non-executive directors received an initial grant to purchase 45,000 ordinary shares on the day they joined our Board. The plan also provided that each non-employee director received options to purchase 9,000 ordinary shares on the date of each of the Company’s annual meetings, excluding the annual meeting in the year the director joined the Board. The option exercise price was equal to the fair market value of the underlying ordinary shares as of the grant date. As of January 31, 2009, options to acquire an aggregate of 279,000 ordinary shares had been granted, with exercise prices ranging from $5.31 to $11.93 per share.

Options granted under Directors Option Plan vest in three annual increments, beginning one year from the grant date. As of January 31, 2009, 2008 and 2007, there were 81,000, 108,000 and 117,000 options, respectively, which were exercisable under this plan. Options granted under this plan expire ten years from the grant date unless terminated earlier as provided for in this plan.

The Company has elected the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this method, the Company recognizes compensation expense for all share-based payments granted after January 31, 2007, as well as all share-based payments granted prior to, but not yet vested, as of January 31, 2007, in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

For equity classified awards, the Company recognizes compensation expense using the straight-line attribution method, net of estimated forfeiture rates, over the requisite service periods of the awards. The requisite service period is typically consistent with the vesting period. The Company recognizes compensation expense for liability-based awards using an accelerated attribution method. Under this method, the award’s fair value is re-measured at each reporting date until the date of settlement.

Fair value associated with stock options is determined using the Black-Scholes Model (BSM). The fair value of restricted stock awards equals the market price of the Company’s common stock on the grant date of the awards. As SFAS No. 123R requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation expense has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as historical trends of options forfeitures.

The determination of the fair value of option awards is determined on the date of grant and is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free rate of return and expected dividends.

Share-Based Compensation Expense

Valuation Assumptions

The foregoing impact of stock option compensation costs was determined under the BSM, using the following weighted average assumptions:

	Year Ended January 31,
	2009	2008	2007

Risk free rate of return, annual	4%	5%	5%
Expected term	7.0 years	7.5 years	7.5 years
Expected volatility	40%	38%	38%
Dividend yield	0.4%	0.2%	0.2%

The Company’s computation of expected volatility is partly based on the historical volatility of our stock. The Company’s computation of expected term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk free rate of return for the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

Share-Based Compensation Activity

A summary of LTIP option activity is as follows:

	LTIP
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding balance at January 31, 2006	2,035,113	$20.47
Options granted	78,341	27.66
Options exercised	(78,303)	16.54
Options cancelled/forfeited	(24,420)	23.45

Outstanding balance at January 31, 2007	2,010,731	20.86

Options granted	11,295	25.23
Options exercised	(80,525)	16.47
Options cancelled/forfeited	(24,712)	21.05

Outstanding balance at January 31, 2008	1,916,789	21.07	7.0 years	$2,005

Options granted	79,390	19.70
Options exercised	(107,198)	16.44
Options cancelled/forfeited	(113,461)	23.87

Outstanding balance at January 31, 2009	1,775,520	21.11	6.2 years	$—

Exercisable balance at January 31, 2009	1,094,502	$19.08	6.0 years	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if the options had been exercised on January 31, 2009. At January 31, 2009, there were no in-the-money options under the LTIP. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2009, 2008, and 2007 was $8.99, $17.58 and $13.75, respectively. The total intrinsic value of options exercised during the fiscal years ended January 31, 2009, 2008, and 2007 was $467, $761 and $881, respectively, with intrinsic value being the difference between the market price on the date of exercise and the grant date price. At January 31, 2009, the Company expects approximately 1,620,517 options under the LTIP to vest. At January 31, 2009, these options have no aggregate intrinsic value, a weighted average remaining contractual term of 6.2 years and a weighted average exercise price of $21.11.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

A summary of stock options outstanding and exercisable pursuant to the LTIP as of January 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number	Average
	Shares	Remaining	Exercise	of Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$15.01 - $16.64	587,851	5.4	$15.78	535,351	$15.70
$18.13 - $22.88	863,412	6.4	21.62	490,962	21.38
$23.58 - $25.95	69,736	7.2	25.47	25,250	25.52
$28.03 - $36.08	254,521	6.9	30.50	42,939	31.16

The following table summarizes activity under the LTIP for nonvested RSUs for the year ended January 31, 2009:

	LTIP
			Weighted
	Number of	Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Share	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value

Outstanding balance at January 31, 2006	508,020	$19.03

Units granted	201,668	23.54
Units vested	(5,151)	25.13
Units cancelled/forfeited	(3,742)	28.06

Outstanding balance at January 31, 2007	700,795	21.22

Units granted	562,410	24.89
Units vested	(251,270)	18.29
Units cancelled/forfeited	(258,364)	25.38

Outstanding balance at January 31, 2008	753,571	23.51

Units granted	717,368	19.69
Units vested	(25,781)	19.91
Units cancelled/forfeited	(144,874)	20.99

Outstanding balance at January 31, 2009	1,300,284	$21.69	2.6 years	$—

At January 31, 2009 and 2008, there were 1,300,284 and 753,571 RSUs, respectively, which were granted to employees and officers of the Company as retention based awards with a weighted average grant-date fair value of approximately $21.69 and $23.51 per unit, respectively. During the year ended January 31, 2009 the Company granted 621,254 retention-based RSUs, respectively, which have a weighted average grant-date fair value of approximately $19.69. The RSUs vest and convert into ordinary shares of the Company over a period between four and five years. Granted but unvested RSUs are forfeited upon termination of employment. During the year ended January 31, 2009, 25,781 RSUs vested.

During the year ended January 31, 2009, the Company granted 96,114 performance based RSUs to employees and officers of the Company which have a weighted average grant-date fair value of $19.70. As of January 31, 2009, the Company had determined that the performance criteria for these awards will not be met and consequently has reversed the compensation costs relating to these awards, resulting in a credit to gross compensation expense of $490.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

The total fair value of shares vested during the years ended January 31, 2009, 2008, and 2007 was $513, $4,596, and $129, respectively.

A summary of the 2000 Stock Option Plan option activity is as follows:

	2000 Stock Option Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding balance at January 31, 2006	4,140,171	$6.42
Options exercised	(1,753,219)	5.85
Options cancelled/forfeited	(28,707)	8.26

Outstanding balance at January 31, 2007	2,358,245	6.85

Options exercised	(364,331)	7.43
Outstanding balance at January 31, 2008	1,993,914	6.75	3.8 years	$23,831

Options exercised	(252,071)	6.93
Options cancelled/forfeited	(10,800)	8.26

Outstanding balance at January 31, 2009	1,731,043	6.72	2.8 years	$7,429

Exercisable balance at January 31, 2009	1,731,043	$6.72	2.8 years	$7,429

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders if the options had been exercised on January 31, 2009. At January 31, 2009, there were 1,425,418 in-the-money options under the 2000 Stock Option Plan. The total intrinsic value of options exercised during the fiscal years ended January 31, 2009, 2008, and 2007 was $3,112, $6,286, and $43,462, respectively, determined as of the date of exercise.

A summary of stock options outstanding and exercisable pursuant to the 2000 Stock Option Plan as of January 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$4.16 - $5.00	665,097	1.2	$4.53	665,097	$4.53
$5.33 - $6.18	80,046	2.9	5.77	80,046	5.77
$6.33 - $8.26	649,525	3.5	6.78	649,525	6.78
$10.18 - $11.24	336,375	4.5	11.14	336,375	11.14

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

The following table summarizes the activity under the 2004 Directors Incentive Plan for the nonvested restricted share units or restricted shares:

	2004 Directors Incentive Plan
			Weighted
	Number of	Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Shares/	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term	Value

Outstanding balance at January 31, 2006	12,252	$22.21
Restricted shares/units granted	13,289	26.69
Units vested	(12,741)	22.74

Outstanding balance at January 31, 2007	12,800	26.33

Restricted shares/units granted	13,968	27.71
Units vested	(12,800)	26.33

Outstanding balance at January 31, 2008	13,968	27.71

Restricted shares/units granted	13,180	22.76
Units vested	(13,968)	27.71

Outstanding balance at January 31, 2009	13,180	$22.76	9.4 years	$—

During the years ended January 31, 2009, 2008 and 2007 the aggregate intrinsic value of RSUs under the 2004 Directors Incentive Plan was $0, $355 and $335, respectively. At January 31, 2009, the Company expects 13,180 RSUs to vest under the plan. The total fair value of shares vested during the years ended January 31, 2009, 2008, and 2007 was $387, $337, and $290, respectively.

A summary of Directors Option Plan activity is as follows:

	Directors Options Plan
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding balance at January 31, 2006	132,000	$8.87
Options exercised	(15,000)	5.75

Outstanding balance at January 31, 2007	117,000	9.27

Options exercised	(9,000)	5.47

Outstanding balance at January 31, 2008	108,000	9.59	5.1 years	$984

Options exercised	(27,000)	7.39

Outstanding balance at January 31, 2009	81,000	10.33	4.4 years	$95

Exercisable balance at January 31, 2009	81,000	$10.33	4.4 years	$95

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders if the options had been exercised on January 31, 2009. At January 31, 2009, there were 36,000 in-the-money options under the Directors Option Plan. The total intrinsic value of options exercised during the fiscal years ended January 31, 2009, 2008, and 2007 was $161, $157 and $451, respectively, determined

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

as of the date of exercise. There were no options granted under this plan during the years ended January 31, 2009, 2008 and 2007.

A summary of stock options outstanding and exercisable pursuant to the Directors Option Plan as of January 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$5.31 - $6.57	18,000	3.3	$6.36	18,000	$6.36
$10.28 - $11.93	63,000	4.7	11.46	63,000	11.46

As of January 31, 2009, there was approximately $17,884 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.7 years.

16.	Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

As of January 31, 2009, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of January 31, 2009: $5,656 in Euros; $8,157 in U.S. dollars; $2,950 in British pounds sterling; and, $1,849 in other currencies. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of income, which were $154, $134 and $112 for the years ended January 31, 2009, 2008 and 2007, respectively.

17.	Commitments

Future minimum lease payments under capital leases and under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2009, are:

	Capital	Operating
	Leases	Leases

2010	$18,045	$99,270
2011	11,379	77,293
2012	6,771	55,254
2013	3,655	39,043
2014	1,693	27,896
2015 and thereafter	761	64,045

Total lease payments	42,304	$362,801

Less amount representing interest	(5,672)

Present value of minimum capital lease payments	36,632
Less current portion of capital lease obligations	(15,878)

Capital lease obligations, excluding current portion	$20,754

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment. These leases require minimum annual payments, which are expensed as incurred. Total rent expense for the years ended January 31, 2009, 2008 and 2007 was $140,509, $123,441 and $95,410, respectively.

It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for furniture, fixtures and equipment is two to five years and the normal lease term for buildings varies between three and ten years. For the year ended January 31, 2009, the average effective borrowing rate for property, plant and equipment under capital leases was 9.1%. Interest rates usually vary during the contract period.

The Company enters into short-term agreements with carriers to reserve space on a guaranteed basis. The pricing of these obligations is dependent upon current market conditions. The Company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2009 was $2,777.

Capital commitments contracted for, but not provided in the accompanying consolidated balance sheet as of January 31, 2009 totaled $4,640.

18.	Contingencies

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

We continue to receive additional requests for information, documents and interviews from the various governmental agencies with respect to these investigations, and we have provided, and will continue to provide in the future, further responses as a result of such requests.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

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

The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $9,450 based on exchange rates as of January 31, 2009.

The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12,163, based on exchange rates as of January 31, 2009.

The Company was previously engaged, through various indirect subsidiaries, in the business of transportation and storage of fine works of art. The Company sold this business and the related indirect subsidiaries during the first nine months of fiscal 2009. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The Company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. Although the Company has sold this business, the Company has retained any liabilities associated with this matter. The Company believes that any ultimate liability it may have as a result of a claim may be mitigated based on a number of factors, including insurance policies in place; limitations of liability imposed by the Company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the Company is unable to successfully mitigate its liability, the claim and its related impact could be material to the Company’s consolidated results of operations.

In connection with SFAS No. 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to any of the disclosed investigations and legal proceedings because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable or reasonably estimable.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

19.	Related Party Transactions

One of the Company’s subsidiaries in Hong Kong is party to a service agreement pursuant to which a company owned by the President — Greater China and members of his family provides management consultant services and commercial advisory services. During the years ended January 31, 2009, 2008 and 2007, the Company’s Hong Kong subsidiary paid the related party company approximately $431, $615 and $566, respectively, under this service agreement.

One of the Company’s Polish operating subsidiaries is party to a service agreement pursuant to which the subsidiary provides freight services occasionally at arm’s-length, to a client which is owned wholly by one of the subsidiaries’ directors. During the years ended January 31, 2009, 2008 and 2007, this client paid the Company’s Polish subsidiary approximately $2,118, $1,784, and $225, respectively, for these services.

20.	Fair Value Disclosures

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	January 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents	$256,869	$256,869	$—	$—
Forward exchange contracts	231	—	231	—
Other	756	—	—	756

Total	$257,856	$256,869	$231	$756

Liabilities
Forward exchange contracts	$82	$—	$82	$—
Put options and other	2,114	—	—	2,114

Total	$2,196	$—	$82	$2,114

The following methods were used to measure the fair value of assets and liabilities:

Forward Exchange Contracts — The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore are classified as Level 2.

Other — Other financial assets and liabilities utilizing Level 3 inputs include minority call and put options granted to the Company and certain of the Company’s minority partners. These call and put options do not have any

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally, based on the difference between the estimated strike price, and the estimated fair value of the minority partner equity, when the put options become exercisable.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the twelve months ended January 31, 2009:

	Assets	Liabilities

Beginning balance at February 1, 2008	$—	$1,532
Net change in fair value included in earnings	152	(550)
Additions	604	1,132

Ending balance at January 31, 2009	$756	$2,114

21.	Discontinued Operations

Effective July 31, 2008, the Company entered into an agreement to sell substantially all of its art packing, shipping and storing business, consisting of the shares of three wholly-owned subsidiaries and one subsidiary with 51% ownership interest, as well as the assets of a fine arts department of another wholly-owned subsidiary. The net proceeds of $6,696 resulted in a gain on sale of discontinued operations of $5,316.

Effective August 1, 2008, the Company entered into an agreement to sell substantially all of the assets of its remaining art packing, shipping and storing business. The net proceeds of $2,011 resulted in a gain of $2,088, including realized foreign currency translation adjustment, net of tax. As described in Note 18, the Company has retained certain liabilities related to this business.

Revenues and net income from the discontinued operations were as follows:

	Twelve Months Ended January 31,
	2009	2008	2007

Revenues	$6,839	$12,757	$13,269

Pre-tax operating income from discontinued operations	127	689	417
Provision for income taxes/(income tax benefit)	29	161	188
Minority interest	46	(56)	(19)
Gain on sale, net of tax	7,404	—	—

Net income from discontinued operations	$7,548	$472	$210

22.	Segment Reporting

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services are attributed to the country where the services are performed. Net revenues for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Intercompany transactions are priced at cost.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

Certain information regarding the Company’s operations by segment is summarized as follows:

	Year Ended January 31, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$3,156,039	$1,387,678	$—	$4,543,717

Purchased transportation costs	2,438,756	558,621	—	2,997,377
Staff costs	396,019	439,569	8,667	844,255
Depreciation and amortization	15,605	25,924	224	41,753
Amortization of intangible assets	3,896	9,075	—	12,971
Restructuring charges	2,731	3,863	2,309	8,903
Goodwill impairment	—	98,932	—	98,932
Intangible assets impairment	—	11,009	—	11,009
Other operating expenses	172,505	314,146	18,572	505,223

Total operating expenses	3,029,512	1,461,139	29,772	4,520,423

Operating income/(loss)	$126,527	$(73,461)	$(29,772)	23,294

Interest income				13,317
Interest expense				(30,560)
Other income, net				1,437

Pretax income				7,488
Provision for income taxes				17,512

Loss before minority interests				(10,024)
Minority interests				(2,161)

Loss from continuing operations				(12,185)
Discontinued operations
Operating income, net of tax				144
Gain on sale, net of tax				7,404

Net loss				$(4,637)

Capital expenditures	$25,726	$24,600	$11,327	$61,653

Segment assets	$961,421	$631,200	$56,065	$1,648,686

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

	Year Ended January 31, 2008
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$2,927,535	$1,438,719	$—	$4,366,254

Purchased transportation costs	2,293,861	583,579	—	2,877,440
Staff costs	337,756	451,123	12,012	800,891
Depreciation and amortization	13,661	25,352	293	39,306
Amortization of intangible assets	863	8,573	—	9,436
Restructuring charges	912	5,800	1,683	8,395
Other operating expenses	149,977	316,839	13,492	480,308

Total operating expenses	2,797,030	1,391,266	27,480	4,215,776

Operating income/(loss)	$130,505	$47,453	$(27,480)	150,478

Interest income				10,880
Interest expense				(26,804)
Other income, net				4,726

Pretax income				139,280
Provision for income taxes				38,161

Income before minority interests				101,119
Minority interests				(2,905)

Income from continuing operations				98,214
Discontinued operations
Operating income, net of tax				472
Gain on sale, net of tax				—

Net income				$98,686

Capital expenditures	$27,468	$26,877	$11,263	$65,608

Segment assets	$1,190,405	$845,405	$38,807	$2,074,676

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

	Year Ended January 31, 2007
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$2,431,966	$1,116,130	$—	$3,548,096

Purchased transportation costs	1,896,633	435,670	—	2,332,303
Staff costs	283,584	348,342	7,283	639,209
Depreciation and amortization	12,226	20,657	177	33,060
Amortization of intangible assets	—	8,005	—	8,005
Other operating expenses	129,468	243,628	7,925	381,021

Total operating expenses	2,321,911	1,056,302	15,385	3,393,598

Operating income/(loss)	$110,055	$59,828	$(15,385)	154,498

Interest income				8,098
Interest expense				(23,376)
Other expense, net				(565)

Pretax income				138,655
Provision for income taxes				31,542

Income before minority interests				107,113
Minority interests				(3,812)

Income from continuing operations				103,301
Discontinued operations
Operating income, net of tax				210
Gain on sale, net of tax				—

Net income				$103,511

Capital expenditures	$20,928	$33,911	$56	$54,894

Segment assets	$900,886	$730,800	$28,391	$1,660,078

Geographic region revenues are as follows:

	Year Ended January 31,
	2009			2008			2007
		Contract			Contract			Contract
		Logistics			Logistics			Logistics
	Freight	and		Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA(1)	$1,091,758	$256,529	$1,348,287	$867,768	$248,602	$1,116,370	$687,064	$149,799	$836,863
Americas	627,824	807,144	1,434,968	595,499	864,353	1,459,852	503,139	674,186	1,177,325
Asia Pacific	1,065,565	35,079	1,100,644	1,100,219	32,274	1,132,493	926,917	24,472	951,389
Africa	370,892	288,926	659,818	364,049	293,490	657,539	314,846	267,673	582,519

Total	$3,156,039	$1,387,678	$4,543,717	$2,927,535	$1,438,719	$4,366,254	$2,431,966	$1,116,130	$3,548,096

(1)	EMENA which is comprised of Europe, Middle East and North Africa

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

The following table shows the revenue attributable to the Company’s principal services.

	Year Ended January 31,
	2009	2008	2007

Revenues:
Airfreight forwarding	$1,621,602	$1,553,551	$1,275,440
Ocean freight forwarding	1,203,643	1,101,129	937,559
Customs brokerage	109,436	98,031	86,144
Contract logistics	663,656	618,599	477,307
Distribution	564,906	624,399	548,499
Other	380,474	370,545	223,147

Total revenues	$4,543,717	$4,366,254	$3,548,096

Purchased transportation costs:
Airfreight forwarding	$1,275,569	$1,235,010	$1,009,064
Ocean freight forwarding	1,001,275	926,224	790,988
Customs brokerage	5,987	3,668	2,263
Contract logistics	94,963	81,656	66,666
Distribution	404,756	416,059	335,557
Other	214,827	214,823	127,765

Total purchased transportation costs	$2,997,377	$2,877,440	$2,332,303

23.	Selected Quarterly Financial Data (Unaudited)

For the Year Ended January 31,	First	Second	Third	Fourth	Total

Revenue:
2009	$1,184,450	$1,255,087	$1,210,107	$894,073	$4,543,717
2008	941,657	1,042,744	1,179,678	1,202,175	4,366,254
Purchased transportation costs:
2009	794,947	839,106	801,945	561,379	2,997,377
2008	607,612	677,639	790,805	801,384	2,877,440
Operating income/(loss):
2009(1)	23,670	43,611	53,844	(97,831)	23,294
2008(4)	31,137	43,214	48,538	27,589	150,478
Provision for income taxes:
2009	5,421	10,034	14,237	(12,180)	17,512
2008	7,913	10,890	12,284	7,074	38,161
Net income/(loss):
2009(1)	13,542	33,746	37,881	(89,806)	(4,637)
2008(4)	18,120	27,667	34,885	18,014	98,686

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2009, 2008 and 2007

For the Year Ended January 31,	First	Second	Third	Fourth	Total

Basic earnings/(loss) per share:
2009 Continuing operations(3)	$0.13	$0.29	$0.36	$(0.90)	$(0.12)
2009 Discontinued operations(3)	—	0.05	0.02	—	0.08

	0.13	0.34	0.38	(0.90)	(0.04)

2008 Continuing operations	0.18	0.28	0.35	0.18	0.99
2008 Discontinued operations(3)	—	—	—	—	0.01

	0.18	0.28	0.35	0.18	1.00

Diluted earnings/(loss) per share:
2009 Continuing operations	0.13	0.28	0.36	(0.89)	(0.12)
2009 Discontinued operations(2)	—	0.05	0.02	—	0.08

	0.13	0.33	0.38	(0.89)	(0.04)

2008 Continuing operations(4)	0.18	0.28	0.35	0.18	0.99
2008 Discontinued operations(4)	—	—	—	—	—

	0.18	0.28	0.35	0.34	0.99

Other comprehensive income/(loss):
2009	8,335	2,397	(99,884)	(12,724)	(101,876)
2008	16,253	6,832	33,499	(19,003)	37,581

(1)	Amounts in the fourth quarter of fiscal 2009 include restructuring and impairment charges for employee severance and benefits, asset impairments, other exist costs, and goodwill and intangible assets impairment.

(2)	The diluted earnings per share amounts for the quarters do not add to the total year ended January 31, 2009 amount due to the effects of rounding.

(3)	The basic earnings per share amounts for the quarters do not add to the total year ended January 31, 2009 and January 31, 2008 amount due to the effects of rounding.

(4)	Amounts in the fourth quarter of fiscal 2008 include restructuring and impairment charges for employee severance and benefits, asset impairments and other exit costs.

24.	Subsequent Events

Effective February 4, 2009, UTi Logistics Israel Ltd. acquired the issued and outstanding shares of Multi Purpose Logistics, Ltd. (MPL), for a purchase price of $1.5 million in cash. MPL is an Israeli company providing logistics services. The total cost of the acquisition will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

UTi Worldwide Inc.

Schedule II

Valuation and Qualifying Accounts

	Balance at	Amounts	Charges		Foreign
	Beginning	Charged	Against the		Currency	Balance at
Year Ended January 31,	of Year	to Expense	Allowance	Other	Translation	End of Year
	(In thousands)

2009
Allowance for Doubtful Accounts	$16,356	$8,625	$(5,451)	$(94)	$(4,302)	$15,118
Deferred Tax Asset Valuation Allowance	12,023	430	(1,672)	—	—	10,781
2008
Allowance for Doubtful Accounts	14,719	2,831	(2,313)	180	939	16,356
Deferred Tax Asset Valuation Allowance	5,712	6,311	—	—	—	12,023
2007
Allowance for Doubtful Accounts	14,367	5,860	(6,378)	1,295	(425)	14,719
Deferred Tax Asset Valuation Allowance	4,210	1,502	—	—	—	5,712

Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in our financial statements.

INDEX TO EXHIBITS

Exhibit		Description

3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10	.1+	Form of Employment Agreement between Mr. Wessels and the company (incorporated by reference to Exhibit 10.4 to the company’s Registration Statement on Form F-1, No. 333-47616, filed October 10, 2000)
10	.2+	Amendment to Employment Agreement between Mr. Wessels and the company, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.3+	Second Amended and Restated Employment Agreement between Mr. MacFarlane and the company, dated as of December 31, 2007 (incorporated by reference to Exhibit 10.2 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10	.4+	Amendment to Employment Agreement between Mr. MacFarlane and the company, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.5		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.6		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.7		Shareholders” Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.8		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.9+	Executive Annual Cash Bonus Plan (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 11, 2007)
10	.10+	Amended and Restated Employment Agreement of Mr. John Hextall, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2008)
10	.11+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of May 1, 2008 (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2008)
10	.12+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2008)
10	.13+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of October 1, 2008
10	.14+	Letter Agreement between Mr. William Gates and the company, dated as of October 1, 2008
10	.15+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2008)
10	.16+	Employment Agreement of Mr. Eric Kirchner, dated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 5, 2009)
10	.17+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.18+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed September 10, 2007)
10	.19+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)

Exhibit		Description

10	.20+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.21+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.22+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.23+	WTC Provident Fund, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.24+	Norwich Union Cash Plus Individual Pension Plan Policy for Mr. John Hextall (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.25+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, filed June 16, 2006)
10.26		Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10.27		Credit Facility, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and various financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10.28		Cession Agreement in Security, dated as of July 13, 2006, by and among Pyramid Freight (Proprietary) Limited, South African Branch, and Nedbank Limited (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10	.29+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Performance Enhancement Award Agreement, as amended (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.30+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Stock Option Award Agreement, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.31+	Form of UTi Worldwide Inc. 2004 Long-Term Incentive Plan — Long-Term Award Agreement, as amended (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.32+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.33+	Form of UTi Worldwide Inc. Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10	.34+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.35+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.36+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.37+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10	.38+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.39		Amendment to Note Purchase Agreement, dated as of October 11, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.40 to the company’s Annual Report on Form 10-K, filed April 14, 2008)

Exhibit	Description

10.40	Amendment to Credit Facility, dated as of October 11, 2006, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.41 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.41	Amendment to Note Purchase Agreement, dated as of December 12, 2007, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.42	Amendment to Credit Facility, dated as of December 7, 2007, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.43 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.43	Waiver to Credit Facility, dated as of March 28, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.44 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.44	Amendment and waiver to Credit Facility, dated as of April 10, 2008, by and between UTi Worldwide Inc. for itself and its subsidiaries party to the Credit Facility and ABN Amro Bank N.V. as agent for the various financial institutions party to the Credit Facility (incorporated by reference to Exhibit 10.45 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
12.1	Statement regarding computation of ratio of earnings to fixed charges
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.