Form 10-Q
period 2009-04-30
UTi WORLDWIDE INC
filed 2009-06-09
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2009
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
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
Yes   ☑               No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐               No   ☐
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
Yes   ☐               No   ☑
At June 8, 2009, the number of shares outstanding of the issuer’s ordinary shares was 100,133,659.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended April 30, 2009

Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Income
For the three months ended April 30, 2009 and 2008
(in thousands, except share and per share amounts)

	Three months ended
	April 30,
	2009	2008
	(Unaudited)

Revenues	$768,356	$1,184,450

Purchased transportation costs	458,849	794,947
Staff costs	175,803	216,692
Depreciation and amortization	9,854	10,189
Amortization of intangible assets	2,637	3,102
Restructuring charges	1,231	6,036
Other operating expenses	102,130	129,814

Operating income	17,852	23,670
Interest income	2,723	3,160
Interest expense	(6,176)	(7,715)
Other income, net	(202)	440

Pretax income	14,197	19,555
Provision for income taxes	4,317	5,421

Income from continuing operations, net of tax	9,880	14,134
Discontinued operations, net of tax	—	205

Net income	9,880	14,339
Net income attributable to noncontrolling interests	(35)	(797)

Net income attributable to UTi Worldwide Inc.	$9,845	$13,542

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.10	$0.13
Discontinued operations	—	—

	$0.10	$0.13

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.10	$0.13
Discontinued operations	—	—

	$0.10	$0.13

Number of weighted average common shares outstanding used for per share calculations:
Basic shares	99,659,276	99,180,213
Diluted shares	100,845,303	100,617,409

Amounts attributable to UTi Worldwide Inc. common shareholders:
Income from continuing operations, net of tax	$9,845	$13,321
Discontinued operations, net of tax	—	221

Net income	$9,845	$13,542

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets
As of April 30, 2009 and January 31, 2009
(in thousands, except share amounts)

	April 30,	January 31,
	2009	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$260,969	$256,869
Trade receivables (net of allowance for doubtful accounts of $15,193 and $15,118 as of April 30, 2009 and January 31, 2009, respectively)	618,959	645,275
Deferred income taxes	20,484	19,192
Other current assets	94,060	79,869

Total current assets	994,472	1,001,205
Property, plant and equipment (net of accumulated depreciation of $142,355 and $128,662 as of April 30, 2009 and January 31, 2009, respectively)	170,015	163,441
Goodwill	388,961	372,850
Other intangible assets, net	68,988	69,841
Investments	2,848	2,940
Deferred income taxes	20,853	23,831
Other non-current assets	16,183	14,578

Total assets	$1,662,320	$1,648,686

LIABILITIES & EQUITY
Bank lines of credit	$66,674	$69,978
Short-term bank borrowings	6,623	6,899
Current portion of long-term bank borrowings	66,666	66,666
Current portion of capital lease obligations	15,878	15,878
Trade payables and other accrued liabilities	566,825	593,271
Income taxes payable	13,695	10,425
Deferred income taxes	1,455	2,493

Total current liabilities	737,816	765,610

Long-term bank borrowings, excluding current portion	116,289	115,747
Capital lease obligations, excluding current portion	20,547	20,754
Deferred income taxes	27,942	27,542
Retirement fund obligations	6,648	6,947
Other non-current liabilities	20,742	19,116

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock — ordinary shares of no par value: 100,133,659 and 99,901,907 shares issued and outstanding as of April 30, 2009 and January 31, 2009, respectively	453,070	450,553
Retained earnings	348,306	338,461
Accumulated other comprehensive loss	(87,774)	(112,268)

Total UTi Worldwide Inc. shareholders’ equity	713,602	676,746
Noncontrolling interests	18,734	16,224

Total equity	732,336	692,970

Total liabilities and equity	$1,662,320	$1,648,686

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the three months ended April 30, 2009 and 2008
(in thousands)

	Three months ended
	April 30,
	2009	2008
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$9,880	$14,339
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Share-based compensation costs, net	2,471	2,588
Depreciation and amortization	9,854	10,301
Amortization of intangible assets	2,637	3,102
Restructuring charges	761	6,036
Deferred income taxes	2,593	(5,247)
Tax benefit relating to share-based compensation	640	126
Excess tax benefit from share-based compensation	—	(68)
Gain on disposal of property, plant and equipment	(6,635)	(198)
Other	(828)	104
Changes in operating assets and liabilities:
Decrease/(increase) in trade receivables	79,373	(77,054)
Decrease/(increase) in other current assets	19,773	(3,259)
(Decrease)/increase in trade payables	(88,368)	10,019
(Decrease)/increase in accrued liabilities and other liabilities	(17,326)	17,285

Net cash provided by/(used in) operating activities	14,825	(21,926)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,083)	(11,742)
Proceeds from disposal of property, plant and equipment	9,056	1,269
(Increase)/decrease in other non-current assets	(1,214)	990
Acquisitions and contingent earn-out payments	(1,178)	(421)
Other	416	(332)

Net cash used in investing activities	(3)	(10,236)

FINANCING ACTIVITIES:
(Decrease)/increase in bank lines of credit	(21,510)	18,656
(Decrease)/increase in short-term borrowings	(1,018)	262
Proceeds from issuance of long-term borrowings	1,498	—
Repayment of long-term bank borrowings	(60)	(6)
Repayment of capital lease obligations	(5,042)	(7,758)
Dividends paid to noncontrolling interests	(202)	(509)
Net proceeds from issuance of ordinary shares	235	1,660
Excess tax benefit from share-based compensation	—	68

Net cash (used in)/provided by financing activities	(26,099)	12,373

Effect of foreign exchange rate changes on cash and cash equivalents	15,377	1,818

Net increase/(decrease) in cash and cash equivalents	4,100	(17,971)
Cash and cash equivalents at beginning of period	256,869	289,141

Cash and cash equivalents at end of period	$260,969	$271,170

The consolidated statements of cash flows include the activities of discontinued operations.
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three months ended April 30, 2009 and 2008 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of April 30, 2009 and January 31, 2009, the consolidated statements of income for the three months ended April 30, 2009 and 2008 and the consolidated statements of cash flows for the three months ended April 30, 2009 and 2008. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three months ended April 30, 2009 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2010 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.
Income Taxes
Income tax expense for the first quarter was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
With the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, as of February 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in other operating expenses.
Segment Reporting
The Company’s reportable business segments are Freight Forwarding and Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Corporate office expenses, eliminations, and various holding companies within the group structure have been presented separately.
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
Effective February 4, 2009, the Company acquired all of the issued and outstanding shares of Multi Purpose Logistics, Ltd. (MPL), for a purchase price of $1,178, net of cash received of $322. MPL is an Israeli company providing logistics services. As a result of this acquisition, the Company has increased its range of services provided in Israel. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $2,913 was allocated to goodwill, all of which is included within the Company’s Contract Logistics and Distribution segment.
The preliminary allocation of the purchase price as of the date of acquisition resulted in total assets acquired, liabilities assumed and noncontrolling interest of $22,370, $20,100 and $770, respectively. Total assets acquired at estimated fair value comprised of current assets of $14,875, primarily related to trade receivables, and non-current assets of $7,495, of which $2,913 and $1,500 have been allocated to goodwill and intangible assets, respectively. Intangible assets acquired were comprised of client contracts and relationships and are amortizable over a 7-year period from the date of acquisition. Total liabilities assumed at estimated fair value were comprised of current and non-current liabilities of $18,827, primarily related to trade payables and other accrued liabilities, and $1,273, respectively. The noncontrolling interest is associated with an indirect subsidiary held by MPL. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.
Included in revenues and net income attributable to UTi Worldwide Inc. as a result of this acquisition is $7,244 and $55, respectively, for the three months ended April 30, 2009. Pro forma information for fiscal year 2010 is not presented as the acquisition occurred at the start of the Company’s fiscal year. The following supplemental pro forma information summarizes the results of operations of MPL for the three months ended April 30, 2008, as if the acquisition had occurred at the beginning of the period presented. The pro forma information gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the period presented or that may be obtained in the future.

		Net income
		attributable to
	Revenue	UTi Worldwide Inc.

For the three months ended April 30, 2008:
As reported	$1,184,450	$13,542
Acquisition	10,618	(344)

Total	$1,195,068	$13,198

Foreign Currency Translation
Included in other income, net for the three months ended April 30, 2009 and 2008, are losses on foreign exchange of $202 and gains of $440, respectively.
Concentration of Credit Risks and Other
The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $222,705 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States as of April 30, 2009.
Call Options
In connection with the Company’s merger with Newlog, Ltd. during the fiscal year ended January 31, 2008, the Company obtained an option providing the Company with the right to call the minority partner’s shares in the subsidiary under certain circumstances, including a change in control of the minority partner. The Company has recorded an asset related to this call option in other non-current assets. The amounts recorded represent the differences between the estimated strike price and the estimated fair value of the minority partner equity, if the call option becomes exercisable. The amounts included in other non-current assets were $275 and $756 at April 30, 2009 and January 31, 2009, respectively.
Additionally, the Company granted an option providing the minority partner with the right to call the Company’s shares in the subsidiary in the event the Company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The Company has recorded a liability related to this option in other non-current liabilities. The amounts included in other non-current liabilities were $434 and $908 at April 30, 2009 and January 31, 2009, respectively.
Put Options
In connection with the formation of the Sisonke Partnership, the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty), Ltd., the Company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the Company in fiscal 2011. The Company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents the difference between the estimated strike price and the estimated fair value of the minority partner equity, when the put option becomes exercisable. The amounts included in other non-current liabilities were $1,217 and $990 at April 30, 2009 and January 31, 2009, respectively.
Additionally, in connection with the formation of a joint venture subsidiary, which provides inventory management and other services in the United States, the Company granted an option providing the minority partner with the right to call the Company’s shares in the subsidiary in the event the Company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The Company has recorded a liability related to this option in other non-current liabilities. The amounts included in other non-current liabilities were $254 and $216 at April 30, 2009 and January 31, 2009, respectively.
Sale of Property
Effective April 1, 2009, the Company disposed of property located in South Africa, for a sale price of $8,130. The property comprised of land and buildings with carrying values of $572 and $967, respectively, all of which was included within corporate. After adjusting for the net costs of the assets sold and for expenses associated with the sale, the Company realized a pre-tax gain of $6,271, which was recorded in other operating expenses in the consolidated statements of income for the three months ended April 30, 2009.
Reclassifications
Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. Operating income from discontinued operations, net of tax, for the prior year’s consolidated financial statements, has been reclassified to conform to the current presentation.
The Company adopted the provisions of SFAS No. 160 on February 1, 2009. The adoption of this standard resulted in the reclassification of $16,224 of minority interests (now referred to as noncontrolling interests) to a separate component of shareholders’ equity on the consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is now shown separately from consolidated net income attributable to UTi Worldwide Inc. in the consolidated statements of income. Prior periods have been restated to reflect the presentation and disclosure requirements of SFAS No. 160.
NOTE 2. Recent Accounting Pronouncements
In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009, which is July 31, 2009 for the Company. This statement is not expected to result in a significant change to the subsequent events that the Company reports.

In April 2009, the FASB issued FASB Staff Positions (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, which is July 31, 2009 for the Company. The Company will include the required disclosures in the Company’s Quarterly Report on Form 10-Q for the interim period ending July 31, 2009.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is July 31, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The Company will include the required disclosures in the Company’s Annual Report on Form 10-K for the annual period ending January 31, 2010.
In November 2008, the FASB ratified Emerging Issues Task Force (EITF), Issue No. 08-8, Accounting for an Instrument (or an Embedded Feature) With a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary. EITF 08-8 clarifies whether a financial instrument whose payoff to the counterparty is based on the stock of the reporting entity’s consolidated subsidiary could be considered indexed to that reporting entity’s own stock in the consolidated financial statements. The Company adopted EITF 08-8 on February 1, 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated statements of income and financial position.
In November 2008, the FASB ratified EITF, Issue No. 08-6, Equity-Method Investment Accounting. EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. Equity-method investments should be subject to other-than-temporary impairment analysis. It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold. The Company adopted EITF 08-6 on February 1, 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated statements of income and financial position.
In June 2008, the FASB, ratified EITF, Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor. The Company adopted EITF 08-3 on February 1, 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated statements of income and financial position.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities; An amendment of FASB Statement No. 133. This Statement is intended to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161, requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company adopted the disclosure requirements of SFAS No. 161 on February 1, 2009. See Note 16, “Derivative Financial Instruments.”
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of Accounting Research Bulletin (ARB) No. 51. This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company adopted the provisions of SFAS No. 160 on February 1, 2009. The adoption of this standard resulted in the reclassification of $16,224 of minority interests (now referred to as noncontrolling interests) to a separate component of shareholders’ equity on the consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is now shown separately from consolidated net income attributable to UTi Worldwide Inc. in the consolidated statements of income. Prior periods have been restated to reflect the presentation and disclosure requirements of SFAS No. 160.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, supplemented by FASB FSP 141-1. This Statement retained the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement, which is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications to Statement 141. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is applying the guidance of SFAS No. 141(R) to business combinations completed on or after February 1, 2009.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, supplemented by FASB FSP 157-1, 2, 3 and 4. SFAS No. 157 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. The Company adopted the provisions of SFAS No. 157 beginning in the first quarter of fiscal 2009, except for certain nonfinancial assets and liabilities for which it adopted the provisions of SFAS 157 in the first quarter of fiscal 2010. For further information regarding SFAS No. 157, see Note 14, “Fair Value Disclosures.”

NOTE 3. Earnings per Share
Earnings per share are calculated as follows:

	Three months ended
	April 30,
	2009	2008
Amounts attributable to UTi Worldwide Inc. common shareholders:
Income from continuing operations, net of tax	$9,845	$13,321
Discontinued operations, net of tax	—	221

Net income attributable to UTi Worldwide Inc. common shareholders	$9,845	$13,542

Weighted average number of ordinary shares	99,659,276	99,180,213

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.10	$0.13
Discontinued operations	—	—

	$0.10	$0.13

Amounts attributable to UTi Worldwide Inc. common shareholders:
Income from continuing operations, net of tax	$9,845	$13,321
Discontinued operations, net of tax .	—	221

Net income attributable to UTi Worldwide Inc. common shareholders	$9,845	$13,542

Weighted average number of ordinary shares	99,659,276	99,180,213
Incremental shares required for diluted earnings per share related to stock options/restricted share units	1,186,027	1,437,196

Diluted weighted average number of ordinary shares	100,845,303	100,617,409

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.10	$0.13
Discontinued operations	—	—

	$0.10	$0.13

Cash dividends declared per common share	$—	$0.06

The weighted-average diluted shares outstanding for the three months ended April 30, 2009 and 2008 exclude stock options to purchase 3,927,498 shares and 2,326,667 shares, respectively, because such options have an exercise price in excess of the average market price of the Company’s common stock during the period, and were therefore anti-dilutive.

NOTE 4. Shareholders’ Equity
Certain information regarding the changes in shareholders’ equity and noncontrolling interests are as follows:

	UTi Worldwide Inc. Shareholders
			Accumulated other
	Common stock	Retained earnings	comprehensive loss	Noncontrolling interests	Total

Balance at January 31, 2009	$450,553	$338,461	$(112,268)	$16,224	$692,970
Employee share-based compensation plans	2,517	—	—	—	2,517
Net income	—	9,845	—	35	9,880
Amortization of unrecognized pension loss	—	—	215	—	215
Foreign currency translation adjustment	—	—	24,279	2,865	27,144
Distributions to noncontrolling interests and other	—	—	—	(390)	(390)

Balance at April 30, 2009	$453,070	$348,306	$(87,774)	$18,734	$732,336

Balance at January 31, 2008	$435,355	$349,237	$(10,392)	$21,289	$795,489
Employee share-based compensation plans	4,248	—	—	—	4,248
Net income	—	13,542	—	797	14,339
Amortization of unrecognized pension loss	—	—	31	—	31
Foreign currency translation adjustment	—	—	8,304	34	8,338
Dividends	—	(6,209)	—	—	(6,209)
Distributions to noncontrolling interests and other	—	—	—	(509)	(509)

Balance at April 30, 2008	$439,603	$356,570	$(2,057)	$21,611	$815,727

Other comprehensive income is comprised of the following:

	Three months ended
	April 30,
	2009	2008

Net income	$9,880	$14,339
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	24,279	8,304
Amortization of unrecognized net pension loss	215	31

Total other comprehensive income, net of tax	24,494	8,335
Comprehensive income	34,374	22,674
Comprehensive income attributable to noncontrolling interests	(2,900)	(831)

Comprehensive income attributable to UTi Worldwide Inc.	$31,474	$21,843

NOTE 5. Segment Reporting
Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$493,590	$274,766	$—	$768,356

Purchased transportation costs	359,364	99,485	—	458,849
Staff costs	80,905	91,378	3,520	175,803
Depreciation and amortization	3,627	6,128	99	9,854
Amortization of intangible assets	826	1,811	—	2,637
Restructuring charges	—	—	1,231	1,231
Other operating expenses	37,865	65,491	(1,226)	102,130

Total operating expenses	482,587	264,293	3,624	750,504

Operating income/(loss)	$11,003	$10,473	$(3,624)	17,852

Interest income				2,723
Interest expense				(6,176)
Other expense, net				(202)

Pretax income				14,197
Provision for income taxes				4,317

Net income				9,880
Net income attributable to noncontrolling interests				(35)

Net income attributable to UTi Worldwide Inc.				$9,845

Capital expenditures	$3,086	$4,452	$978	$8,516

Segment assets	$937,591	$663,913	$60,816	$1,662,320

	Three months ended April 30, 2008
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$826,193	$358,257	$—	$1,184,450

Purchased transportation costs	650,524	144,423	—	794,947
Staff costs	99,171	115,110	2,411	216,692
Depreciation and amortization	3,812	6,294	83	10,189
Amortization of intangible assets	845	2,257	—	3,102
Restructuring charges	2,382	3,654	—	6,036
Other operating expenses	41,578	83,278	4,958	129,814

Total operating expenses	798,312	355,016	7,452	1,160,780

Operating income/(loss)	$27,881	$3,241	$(7,452)	23,670

Interest income				3,160
Interest expense				(7,715)
Other income, net				440

Pretax income				19,555
Provision for income taxes				5,421

Income from continuing operations, net of tax				14,134
Discontinued operations, net of tax				205

Net income				14,339
Net income attributable to noncontrolling interests				(797)

Net income attributable to UTi Worldwide Inc.				$13,542

Capital expenditures	$4,493	$6,867	$3,243	$14,603

Segment assets	$1,221,168	$875,346	$73,001	$2,169,515

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services, including contract logistics services, are attributed to the country where the services are performed.
The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended April 30,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$183,832	$53,556	$237,388	$282,233	$67,881	$350,114
Americas	106,088	151,945	258,033	159,790	209,247	369,037
Asia Pacific	145,515	7,309	152,824	288,748	7,652	296,400
Africa	58,155	61,956	120,111	95,422	73,477	168,899

Total	$493,590	$274,766	$768,356	$826,193	$358,257	$1,184,450

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the three months ended April 30, 2009 are as follows:

		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Total

Balance at January 31, 2009	$155,440	$217,410	$372,850
Acquisitions and contingent earn-out payments	—	3,452	3,452
Foreign currency translation	4,236	8,423	12,659

Balance at April 30, 2009	$159,676	$229,285	$388,961

In accordance with SFAS No. 142, the Company will complete the required annual impairment test during the second quarter.
Amortizable intangible assets as of April 30, 2009 and January 31, 2009 relate primarily to the estimated fair value of the client contracts and relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets as of April 30, 2009 and January 31, 2009 were as follows:

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of April 30, 2009:
Client contracts and relationships	$94,155	$(29,009)	$65,146
Non-compete agreements	2,989	(2,769)	220
Other	2,715	(1,386)	1,329

Total	$99,859	$(33,164)	$66,695

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of January 31, 2009:
Client contracts and relationships	$92,669	$(26,675)	$65,994
Non-compete agreements	2,822	(2,444)	378
Other	2,608	(1,408)	1,200

Total	$98,099	$(30,527)	$67,572

Amortization expense totaled $2,637 and $3,102 for the three months ended April 30, 2009 and 2008, respectively. The following table shows the expected amortization expense for these intangible assets for the current and each of the next four fiscal years ending January 31,

2010	$10,600
2011	10,299
2012	9,294
2013	8,869
2014	8,696
In addition to its amortizable intangible assets, the Company also has $2,293 and $2,269 of intangible assets not subject to amortization as of April 30, 2009 and January 31, 2009, respectively, related primarily to acquired trade names.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Three months ended
	April 30,
	2009	2008

Net cash paid for:
Interest	$3,064	$4,935
Income taxes	4,374	5,896
Non-cash activities:
Capital lease obligations incurred to acquire assets	1,433	2,861
Liability incurred for software license agreement	—	3,475
Dividends declared	—	6,208
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
In May 2009, the Company learned that the Brazilian Ministry of Justice is investigating possible alleged cartel activity in the international air and ocean freight forwarding market. The Company has not been contacted by Brazilian authorities regarding this matter.
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
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $11,198 based on exchange rates as of April 30, 2009.

The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12,543, based on exchange rates as of April 30, 2009.
The Company was previously engaged, through various indirect subsidiaries, in the business of transportation and storage of fine works of art. The Company sold this business and the related indirect subsidiaries during fiscal 2009. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The Company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. Although the Company has sold this business, the Company has retained any liabilities associated with this matter. The Company believes that any ultimate liability it may have as a result of a claim may be mitigated based on a number of factors, including insurance policies in place; limitations of liability imposed by the Company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the Company is unable to successfully mitigate its liability, the claim and its related impact could be material to the Company’s consolidated results of operations.
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
Net periodic pension cost for the Company’s defined benefit plans consists of:

	Three months ended
	April 30,
	2009	2008

Service cost	$99	$216
Interest cost	394	581
Expected return on assets	(210)	(573)
Amortization of net actuarial loss	58	44

Net periodic pension cost	$341	$268

For the three months ended April 30, 2009, the Company contributed approximately $471 to its defined benefit plans.
NOTE 10. Share-Based Compensation
The Company has five share-based compensation plans; the 2000 Employee Share Purchase Plan, the 2004 Long Term Incentive Plan (LTIP), the 2000 Stock Option Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and Non-Employee Directors Share Option Plan (Directors

Option Plan). These plans are more fully described in Note 15 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K for the year ended January 31, 2009. Under the plans, the Company has the ability to grant stock options, restricted stock, restricted share units (RSUs), stock bonuses, stock appreciation rights or performance units. Under the 2000 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company’s stock at 85% of the market price of the common stock at the beginning of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25.
Under the LTIP, the Company may grant stock options, share appreciation rights, restricted stock, RSUs, deferred share units, and performance based awards to employees. Under the 2004 Directors Share Incentive Plan, the Company may grant non-qualified stock options, share appreciation rights, restricted stock, RSUs and deferred share units.
The Company no longer grants awards under the 2000 Stock Option Plan and the Non-Employee Directors Share Option Plan. Vesting of these awards occurs over different periods, depending on the terms of the individual award, however expenses relating to these awards are all recognized on a straight line basis over the applicable vesting period.
Share-Based Compensation Activity
A summary of the employee share-based compensation activity for the three months ended April 30, 2009 is as follows:

	2004 LTIP				2000 Stock Option Plan
		Weighted		Weighted		Weighted
	Shares	average	Restricted	average	Shares	average
	subject to	exercise	share	grant date	subject to	exercise
	stock options	price	units	fair value	stock options	price

Outstanding balance at January 31, 2009	1,775,520	$21.11	1,300,284	$21.69	1,731,043	$6.72
Granted	166,836	13.51	994,275	13.51	—	—
Exercised/vested	—	—	(216,860)	18.89	(15,000)	4.33
Cancelled/forfeited	(54,417)	22.18	(52,562)	19.77	(31,000)	6.18

Outstanding balance at April 30, 2009	1,887,939	$20.41	2,025,137	$18.02	1,685,043	$6.75

The Company also grants performance-based RSUs (Performance Shares) to certain employees that only vest if the Company meets minimum performance targets. If at the end of the three year vesting period, the Company’s performance falls between the minimum and maximum targets, a percentage of the Performance Shares ranging from 0% to 150% will vest depending on the performance achieved. If the Company does not achieve the minimum performance target, none of the Performance Shares will vest and no shares will be issued.

Non-Employee Share-Based Compensation Activity
There was no activity under the 2004 Directors Incentive Plan and Directors Option Plan for the three months ended April 30, 2009. Information regarding the non-employee share-based plans are as follows:

2004
	Directors Incentive Plan		Directors Option Plan
		Weighted		Weighted
	Restricted	average	Shares	average
	share	grant date	subject to	exercise
	units	fair value	stock options	price

Outstanding balance at January 31, 2009	13,180	$22.76	81,000	$10.33

Outstanding balance at April 30, 2009	13,180	$22.76	81,000	$10.33

In connection with its share-based compensation plans, the Company recorded approximately $2,471 and $2,588, of share-based compensation expense for the three months ended April 30, 2009 and 2008, respectively. As of April 30, 2009, the Company had approximately $26,389 of total unrecognized compensation related to share-based compensation to be expensed over the period through April 2014.
NOTE 11. Borrowings
The Company has various credit, letter of credit and guarantee facilities, including a global credit facility (refer to discussion below). At April 30, 2009, these facilities totaled approximately $337,077, and the Company’s borrowing capacities under these facilities totaled approximately $187,858. Borrowings under these facilities totaled approximately $57,665 as of April 30, 2009 and we had approximately $130,193 of available, unused borrowing capacity. At April 30, 2009, the Company’s letter of credit and guarantee facilities totaled approximately $149,219.
The purpose of these facilities is to provide the Company with working capital, letters of credit, customs bonds and guarantees and funds for general corporate purposes. Due to the global nature of the Company, a number of financial institutions are utilized to provide the above mentioned facilities.
On July 13, 2006, the Company and certain of its subsidiaries entered into a global credit facility pursuant to an agreement (Facility Agreement) with various financial institutions which are party thereto. The Facility Agreement provides for an aggregate availability of up to $250,000 of borrowings, guarantees and letters of credit. The aggregate initial availability under the Facility Agreement was reduced to $240,624, or $216,118 based on current exchange rates, during the fourth quarter of fiscal 2009 due to mandatory prepayments related to asset sales undertaken by the Company. The Facility Agreement matures on July 13, 2009. The Company’s obligations under the Facility Agreement are guaranteed by the Company and selected subsidiaries.
The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $140,624. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of April 30, 2009, the borrowings, letters of credit and guarantees under the Global Facility totaled approximately $106,771, represented by borrowings of $49,560 and outstanding letters of credit and guarantees of $57,211 and we had approximately $33,853 of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding any companies registered in South Africa.
The South African Facility consists of a credit facility which, based on current exchange rates, provides for borrowing capacity of $75,494 at April 30, 2009. Borrowings under the facility are not to exceed the lesser of $100,000 or 650,000 South African rand (ZAR). None of our subsidiaries registered outside of South Africa may be a borrower under the South African Facility. As of April 30, 2009, the borrowings, letters of credit and guarantees under the South African Facility totaled approximately $29,853, represented by borrowings of $735 and outstanding letters of credit and guarantees of $29,118 and we had approximately $45,641 of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.

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
In addition to the credit, letter of credit and guarantee facilities provided under the Facility Agreement, the Company utilizes a number of other financial institutions in certain countries not covered by the Facility Agreement to provide it with working capital to operate in these countries. Consequently, the use of a particular credit, letter of credit or guarantee facility (other than credit, letter of credit and guarantee facilities provided under the Facility Agreement) is normally restricted to the country in which it originated and a particular credit, letter of credit or guarantee facility may restrict distributions by the subsidiary operating in the country.
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
The Note Purchase Agreement and the Facility Agreement require the Company to comply with certain customary financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before income taxes, depreciation, and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants, all or a portion of the obligations under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set fort in the Note Purchase Agreement as of April 30, 2009.
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
NOTE 12. Uncertain Tax Positions
A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain
	Tax
	Positions	Interest

Balance at January 31, 2009	$7,083	$1,446
Increase for tax positions taken during the current year	81	—
Interest	—	166
Foreign currency translation adjustments	145	36

Balance at April 30, 2009	$7,309	$1,648

The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $5,264 as of April 30, 2009. Tax years 2005 through 2009 remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. As of April 30, 2009, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next twelve months.
NOTE 13. Restructuring Charges
Fiscal 2009 Information Technology Cost Reduction Plan
During the fourth quarter of fiscal 2009, the Company initiated several changes to its global information technology operations and incurred related restructuring charges. For the three months ended April 30, 2009 amounts charged for employee severance benefits and other exit costs were $887 and $344, respectively. As of April 30, 2009, the Company has initiated all activities under the plan. For the year ended January 31, 2009, amounts charged for employee severance benefits and other exit costs were $803 and $1,506, respectively.
Employee severance benefits
Amounts included in the provision for employee severance benefits for the three months ended April 30, 2009 are as follows:

		Amounts
	Liability at	charged to	Settlements	Liability at
	January 31, 2009	expense	and other	April 30, 2009

Freight Forwarding	$187	$—	$(187)	$—
Contract Logistics and Distribution	91	—	(52)	39
Corporate	525	887	(1,034)	378

Total	$803	$887	$(1,273)	$417

Employee severance benefits are primarily related to the realignment of corporate and regional information technology functions to reduce overhead costs. Under the plan, the Company’s global IT workforce has been reduced by approximately 240 employees.
Other exit costs
Amounts charged for other exit costs for the three months ended April 30, 2009 and for the year ended January 31, 2009 for corporate were $344 and $1,506, respectively. There were no charges for Freight Forwarding and Contract Logistics and Distribution for the three months ended April 30, 2009 and for the year ended January 31, 2009. Other exit costs primarily relate to consulting fees incurred in connection with the implementation of the information technology restructuring plan. These amounts are expensed as incurred.
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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	Balance at	Assets	Inputs	Unobservable
	April 30, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Cash and cash equivalents	$260,969	$260,969	$—	$—
Forward exchange contracts	214	—	214	—
Other	275	—	—	275

Total	$261,458	$260,969	$214	$275

Liabilities
Forward exchange contracts	$304	$—	$304	$—
Other	1,905	—	—	1,905

Total	$2,209	$—	$304	$1,905

The following methods were used to measure the fair value of assets and liabilities:
Forward Exchange Contracts — The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore are classified as
Level 2.
Other — Other financial assets and liabilities utilizing Level 3 inputs include minority call and put options granted to the Company and certain of the Company’s minority partners. These call and put options do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally, based on the difference between the estimated strike price, and the estimated fair value of the minority partner equity, when the options become exercisable.
The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended April 30, 2009:

	Assets	Liabilities

Beginning balance at February 1, 2009	$756	$2,114
Net change in fair value included in earnings	(460)	(363)
Translation adjustment	(21)	154

Ending balance at April 30, 2009	$275	$1,905

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
Effective August 1, 2008, the Company entered into an agreement to sell substantially all of the assets of its remaining art packing, shipping and storing business. The net proceeds of $2,011 resulted in a gain of $2,088. As described in Note 8, the Company has retained certain liabilities related to this business.
As of April 30, 2008, the Company generated $205 of income from discontinued operations, net of tax.
NOTE 16. Derivative Financial Instruments
The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.
As of April 30, 2009, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of April 30, 2009: $4,906 in Euros; $15,980 in U.S. dollars; $997 in British pounds sterling; and, $1,825 in other currencies. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of income.
The Company does not designate foreign currency derivates as hedges. Foreign currency derivative assets included in trade receivables were $214 and $257 at April 30, 2009 and January 31, 2009, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $304 and $82 at April 30, 2009 and January 31, 2009, respectively. For the quarter ended April 30, 2009, the Company recorded net losses related to foreign currency derivatives of $265.
NOTE 17. Subsequent Events
On May 21, 2009, the Company executed an engagement letter and three commitment letters in connection with the intended refinancing of its indebtedness outstanding under its existing Global Facility, which is scheduled to terminate on July 13, 2009. The Company intends to refinance the Global Facility with a combination of long-term debt and letter of credit facilities. Two of the commitment letters contemplate the issuance of letters of credit totaling $110.0 million to support currently existing letters of credit outstanding under the existing Global Facility and for the issuance of additional performance based letters of credit. The third commitment letter provides for a five and half month revolving credit facility for $50.0 million of borrowing capacity, which would be available to the Company in the event the anticipated long-term debt financing is not completed by July 13, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “UTi” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a consolidated entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.
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
The company’s operations are principally managed by core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. As discussed above in Note 1 “Presentation of Financial Statements” of our Notes to Consolidated Financial Statements, our operations are broken into the following reportable segments: Freight Forwarding and Contract Logistics and Distribution. Certain corporate office expenses, eliminations, and various holding companies within the group structure are presented separately.
Freight Forwarding Segment. As a freight forwarder, we conduct business as an indirect carrier for our clients or occasionally as an authorized agent for airlines and ocean carriers. We typically act as an indirect carrier with respect to shipments of freight unless the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments. In such situations, we usually forward the freight as an agent for carriers.
We do not own or operate aircraft or vessels and consequently, contract with commercial carriers to arrange for the shipment of cargo. We arrange for, and in many cases provide, pick-up and delivery service between the carrier and the location of the shipper or recipient.
When we act as an authorized agent for carriers, we arrange for the transportation of individual shipments to the airline or ocean carrier. As compensation for arranging for the shipments, the carriers pay us a commission. If we provide the client with ancillary services, such as the preparation of export documentation, we receive an additional fee.
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
We have begun a technology-enabled, business transformation initiative, which we refer to as “4asONE”. This program is aimed at establishing a single system and set of global processes for our freight forwarding business and global financial management. It is designed to increase efficiency through the adoption of shared services and enabling technologies. In order to achieve this goal, we intend to deploy enabling technologies to support enterprise master data management, financial management and freight forwarding operations management. The program is currently in a business process blueprinting phase, which is expected to be completed at the end of our second quarter of fiscal 2010. Following the completion of the business process blueprinting phase, we will assess the current scope and deployment schedule as well as the anticipated costs and benefits of the overall program. As with any significant IT-enabled business transformation, we face various challenges and risks with regard to our 4asONE program, including risks associated with cost increases and changes to our scope, anticipated cost structure, technical difficulties and delays associated with the development and implementation of 4asONE. As a result of these and other issues, the anticipated costs, expected benefits, overall scope and/or deployment schedule may change, and these changes may be material.
Fiscal 2010 Cost Reduction Plans
In March 2009, the company announced certain actions to reduce costs, some of which were implemented commencing in the fourth quarter of fiscal 2009. These actions included a salary freeze and a revision to the company’s incentive structure for fiscal 2010, a reduction in headcount where appropriate in accordance with volume declines and further controlling of discretionary expenses such as travel. These actions are expected to reduce operating costs for fiscal 2010 by approximately $50.0 million from our annualized fourth-quarter fiscal 2009 levels.
Fiscal 2009 Information Technology Cost Reduction Plan and Other Cost Reductions
On December 3, 2008, the company’s Executive Board approved an information technology restructuring plan designed to consolidate the company’s information technology resources, eliminate redundancies, reduce costs and improve client services. The information technology restructuring plan included outsourcing certain information technology functions and support, which has ultimately resulted in a reduction in the company’s global information technology workforce by approximately 240 employees.
During the first quarter of fiscal 2010 and for the year ended January 31, 2009, the company incurred aggregate pre-tax restructuring charges of $1.2 million and $2.3 million respectively. The company anticipates completing the implementation of the information technology restructuring plan during the second quarter of fiscal 2010. All of the costs associated with the information technology restructuring plan are expected to be cash expenditures.
In addition to the restructuring charges described above, during the first fiscal quarter of 2010 and for the year ended January 31, 2009, the company incurred $1.2 million and $1.1 million, respectively in advisory and ancillary costs associated with the plan. Total advisory and ancillary costs of approximately $5.2 million are expected to be incurred under the plan.
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
Acquisitions that we completed on or after February 1, 2008 affect the comparison of our operating results between the first quarter of fiscal 2010 versus the comparable prior-year period.
Effective February 4, 2009, the Company acquired all of the issued and outstanding shares of Multi Purpose Logistics, Ltd. (MPL), for a purchase price of $1.2 million, net of cash received of $0.3 million. MPL is an Israeli company providing logistics services. As a result of this acquisition, the Company has increased its range of services provided in Israel. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $2.9 million was allocated to goodwill, all of which is included within the Company’s Contract Logistics and Distribution segment.
The preliminary allocation of the purchase price as of the date of acquisition resulted in total assets acquired, liabilities assumed and noncontrolling interest of $22.4 million, $20.1 million and $0.8 million, respectively. Total assets acquired at estimated fair value comprised of current assets of $14.9 million, primarily related to trade receivables, and non-current assets of $7.5 million, of which $2.9 million and $1.5 million have been allocated to goodwill and intangible assets, respectively. Intangible assets acquired were comprised of customer contracts and relationships and are amortizable over a 7-year period from the date of acquisition. Total liabilities assumed at estimated fair value were comprised of current and non-current liabilities of $18.8 million, primarily related to trade payables and other accrued liabilities, and $1.3 million, respectively. The noncontrolling interest is associated with an indirect subsidiary held by MPL. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.
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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan, anticipated changes in certain tax benefits, anticipated costs, benefits and timing associated with the 4asONE project, the anticipated outcome of litigation, expectations regarding the company’s ability to refinance its existing credit facilities, and its ability to meet its capital and liquidity requirements for the foreseeable future, expected trends in revenue, the anticipated impact of various cost reduction efforts and the expected timing and anticipated impact of the proposed information technology restructuring plan and the estimated costs, savings and benefits associated with the plan. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the recent global economic slowdown that is adversely affecting trade volumes and the financial condition of many of our customers; volatility and uncertainty in global capital and credit markets which may adversely impact our operations and our ability to refinance our outstanding indebtedness and credit facilities or otherwise raise capital; planned or unplanned consequences of our business transformation efforts; our clients’ demand for our services; including further declines in freight and logistics volumes across our service lines; the impact of cost reduction measures recently undertaken by the company and the amount and timing of the expected benefits from such measures; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; or material reductions in capacity by carriers; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of, the ongoing publicly announced investigations by the U.S. Department of Justice, the European Commission and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies and of the realignment of the company’s executive management structure; with respect to the information technology restructuring plan specifically, unexpected severance and employee termination costs, delays in the completion of the proposed restructuring, higher than expected outsourcing costs, factors impacting the functionality of our information technology systems resulting in increased costs and unexpected delays in the proposed information technology restructuring plan; and other factors outside our control; disruptions caused by epidemics, conflicts, wars and terrorism; the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission (SEC); and other factors outside our control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC (together with any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q, including this quarterly report), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2009, which are included in our Annual Report on Form 10-K for the year ended January 31, 2009, on file with the SEC. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
Segment Operating Results
The company’s operations are principally managed by core business operations. As discussed above in Note 1 “Presentation of Financial Statements” of our Notes to Consolidated Financial Statements, our operations are broken into the following reportable segments: Freight Forwarding and Contract Logistics and Distribution. Certain corporate costs are allocated to the operating segments directly. The remaining corporate costs are those that are not specifically attributable to operating segments and are presented separately. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities.
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. For the purposes of management discussion and analysis, net revenue is the term management uses to describe revenues minus purchased transportation costs. Our revenues and operating income by operating segment for the three months ended April 30, 2009 and 2008, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended April 30,
	2009				2008
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$493,590	$274,766	$—	$768,356	$826,193	$358,257	$—	$1,184,450

Purchased transportation costs	359,364	99,485	—	458,849	650,524	144,423	—	794,947
Staff costs	80,905	91,378	3,520	175,803	99,171	115,110	2,411	216,692
Depreciation and amortization	3,627	6,128	99	9,854	3,812	6,294	83	10,189
Amortization of intangible assets	826	1,811	—	2,637	845	2,257	—	3,102
Restructuring charges	—	—	1,231	1,231	2,382	3,654	—	6,036
Other operating expenses	37,865	65,491	(1,226)	102,130	41,578	83,278	4,958	129,814

Total operating expenses	482,587	264,293	3,624	750,504	798,312	355,016	7,452	1,160,780

Operating income/(loss)	$11,003	$10,473	$(3,624)	$17,852	$27,881	$3,241	$(7,452)	$23,670

	Change to three months ended April 30, 2009
	from three months ended April 30, 2008
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$(332,603)	$(83,491)	$—	$(416,094)	(40)%	(23)%	—%	(35)%

Purchased transportation costs	(291,160)	(44,938)	—	(336,098)	(45)	(31)	—	(42)
Staff costs	(18,266)	(23,732)	1,109	(40,889)	(18)	(21)	46	(19)
Depreciation and amortization	(185)	(166)	16	(335)	(5)	(3)	19	(3)
Amortization of intangible assets	(19)	(446)	—	(465)	(2)	(20)	—	(15)
Restructuring charges	(2,382)	(3,654)	1,231	(4,805)	(100)	(100)	100	(80)
Other operating expenses	(3,713)	(17,787)	(6,184)	(27,684)	(9)	(21)	(125)	(21)

Total operating expenses	(315,725)	(90,723)	(3,828)	(410,276)	(40)	(26)	(51)	(35)

Operating income/(loss)	$(16,878)	$7,232	$3,828	$(5,818)	(61)%	223%	(51)%	(25)%

	Three months ended April 30,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$183,832	$53,556	$237,388	$282,233	$67,881	$350,114
Americas	106,088	151,945	258,033	159,790	209,247	369,037
Asia Pacific	145,515	7,309	152,824	288,748	7,652	296,400
Africa	58,155	61,956	120,111	95,422	73,477	168,899

Total	$493,590	$274,766	$768,356	$826,193	$358,257	$1,184,450

	Three months ended April 30,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$50,786	$36,887	$87,673	$69,626	$40,389	$110,015
Americas	34,065	85,390	119,455	41,522	115,422	156,944
Asia Pacific	33,314	5,172	38,486	41,661	5,134	46,795
Africa	16,061	47,832	63,893	22,860	52,889	75,749

Total	$134,226	$175,281	$309,507	$175,669	$213,834	$389,503

	Three months ended
	April 30,
	2009	2008

Revenues:
Airfreight forwarding	$239,288	$449,155
Ocean freight forwarding	192,066	293,503
Customs brokerage	19,949	28,145
Contract logistics	142,926	164,803
Distribution	98,500	149,379
Other	75,627	99,465

Total	$768,356	$1,184,450

Purchased transportation costs:
Airfreight forwarding	$175,356	$361,125
Ocean freight forwarding	152,410	248,665
Customs brokerage	1,118	1,529
Contract logistics	23,391	20,873
Distribution	66,499	105,357
Other	40,075	57,398

Total	$458,849	$794,947

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended
	April 30,
	2009	2008

Revenues:
Airfreight forwarding	31%	38%
Ocean freight forwarding	25	25
Customs brokerage	2	2
Contract logistics	19	14
Distribution	13	13
Other	10	8

Total revenues	100	100

Purchased transportation costs:
Airfreight forwarding	23%	30%
Ocean freight forwarding	20	21
Customs brokerage	*	*
Contract logistics	3	2
Distribution	9	9
Other	5	5

Total Purchased transportation costs	60	67

Staff costs	23	18
Depreciation and amortization	1	1
Amortization of intangible assets	*	*
Restructuring charges	*	*
Other operating expenses	14	11

Total operating expenses	98	98

Operating income	2	2
Interest income	(1)	(1)
Interest expense	*	*
Other income	*	*

Pretax income	1	1
Provision for income taxes	*	*

Income from continuing operations, net of tax	*	*
Discontinued operations, net of tax	*	*

Net income	1	1
Net income attributable to noncontrolling interests	*	*

Net income attributable to UTi Worldwide Inc.	1%	1%

*	Less than one percent.
Three months ended April 30, 2009 compared to three months ended April 30, 2008
Total revenue decreased $416.1 million, or 35%, to $768.4 million for the first quarter of fiscal 2010, compared to total revenue of $1,184.5 million for the corresponding prior year period. The decrease in revenue was primarily the result of significant declines in freight and logistics volumes across all our service lines when compared to the corresponding prior year period and, to a lesser degree, to foreign currency fluctuations which we estimate resulted in a decrease in revenues of $103.7 million for the first quarter of fiscal 2010 compared to the corresponding prior year period.
Total net revenue decreased $80.0 million, or 21%, to $309.5 million for the first quarter of fiscal 2010, compared to total net revenue of $389.5 million for the corresponding prior year period. The decrease in net revenue was primarily the result of significant declines in freight and logistics volumes across all our service lines when compared to the corresponding prior year period. Foreign currency fluctuations also contributed to this decrease and are estimated to have accounted for $44.7 million of the decline in the first quarter of fiscal 2010 compared to the corresponding prior year period. The decrease in net revenue was partially offset by an improvement in our freight forwarding yields in the quarter.
Freight forwarding revenue decreased $332.6 million, or 40%, to $493.6 million for the first quarter of fiscal 2010, compared to $826.2 million for the corresponding prior year period. The decrease was the result of decreased airfreight and ocean freight forwarding volumes and fuel surcharges in each of our regions over the corresponding prior year period as well as the negative impact of foreign currency fluctuations.
Freight forwarding net revenue decreased $41.4 million, or 24%, to $134.2 million for the first quarter of fiscal 2010, compared to $175.7 million for the corresponding prior year period. Net revenue is a function of revenue movements and expansions or contractions in yields as described below.
Airfreight forwarding revenue decreased $209.9 million, or 47%, to $239.3 million for the first quarter of fiscal 2010, compared to $449.2 million for the corresponding prior year period. Airfreight tonnage decreased 32% in the first quarter of fiscal 2010 compared to the corresponding prior year period, which reflects the challenging market conditions that we have experienced since the middle of fiscal 2009.
Although airfreight forwarding revenue decreased 47% for the first quarter of fiscal 2010, airfreight forwarding yields expanded, causing airfreight forwarding net revenue to decrease to a lesser degree than the decrease in airfreight forwarding revenue. Airfreight forwarding net revenue decreased $24.1 million, or 27%, to $63.9 million for the first quarter of fiscal 2010 compared to $88.0 million for the corresponding prior year period. Airfreight yields, computed as net revenue as a percentage of revenue, were 27%, an increase of 700 basis points when compared to 20% for the corresponding prior year period. Excluding the impact of fuel surcharges in the quarter, airfreight yields would have increased to 32% from an adjusted yield of 25% for the corresponding prior year period. This yield expansion was caused by a more favorable airfreight pricing environment, our airfreight purchasing initiatives, including the leveraging of spot-pricing and the elimination of low-yielding businesses during fiscal 2009.
Ocean freight forwarding revenues decreased $101.4 million, or 35%, to $192.1 million for the first quarter of fiscal 2010, compared to $293.5 million for the corresponding prior year period. Ocean freight volumes, as expressed in twenty-foot equivalent unit’s (TEU’s) decreased 23% during the first quarter of fiscal 2010, compared to the corresponding prior year period.
Ocean freight forwarding net revenues decreased $5.2 million, or 12%, to $39.7 million for the first quarter of fiscal 2010, compared to $44.8 million for the corresponding prior year period. As with airfreight, ocean freight yields expanded during the first quarter of fiscal 2010, compared to the corresponding prior year period, causing ocean freight net revenue to decline to a lesser degree. For the first quarter of fiscal 2010, ocean freight yields expanded 600 basis points to 21% from 15% for the corresponding prior year period.
Customs brokerage revenue decreased $8.2 million, or 29%, to $19.9 million for the first quarter of fiscal 2010, compared to $28.1 million for the corresponding prior year period. The decrease was primarily due to the corresponding decrease in custom brokerage activities over the comparative periods as a result of the reduced freight forwarding volumes described above.
Other freight forwarding related revenues decreased $13.1 million, or 24%, to $42.3 million for the first quarter of fiscal 2010, compared to $55.4 million for the corresponding prior year period, primarily due to decreases in road freight and other volumes associated with decreases in underlying freight forwarding movements as well as the negative impact of foreign currency fluctuations.
Staff costs in our freight forwarding segment decreased $18.3 million, or 18%, to $80.9 million for the first quarter of fiscal 2010, compared to $99.2 million for the corresponding prior year period. As a percentage of freight forwarding segment revenue, staff costs in the freight forwarding segment were approximately 16% and 12% for the first quarters of fiscal 2010 and 2009, respectively. Other operating costs in the freight forwarding segment decreased $3.7 million, or 9%, to $37.9 million in the first quarter of fiscal 2010, compared to $41.6 million for the corresponding prior year period. The decrease in staff costs and other operating costs in our freight forwarding segment are primarily due to cost reductions which have been undertaken since the corresponding prior year period as a result of the decreased freight forwarding volumes.
Contract logistics and distribution revenue decreased $83.5 million, or 23%, to $274.8 million for the first quarter of fiscal 2010, compared to $358.3 million for the corresponding prior year period. The exit of certain business activities since the corresponding prior year period contributed to $14.8 million of this decrease. The remaining decrease was due to the decline in logistics volumes and associated reductions in distribution requirements primarily as a result of the weak economic environment.
Contract logistics revenue decreased $21.9 million, or 13%, to $142.9 million for the first quarter of fiscal 2010, compared to $164.8 million for the corresponding prior year period. The exit of certain business activities since the corresponding prior year period contributed to $8.8 million of the decrease. The remaining decrease was primarily due to the decline in logistics services due to the weak economic environment compared to the same period last year.
Distribution revenue decreased $50.9 million, or 34%, to $98.5 million for the first quarter of fiscal 2010, compared to $149.4 million for the corresponding prior year period. The exit of certain business activities since the corresponding prior year period contributed to $6.0 million of this decrease. The decline in revenue was partially offset by a reduction in fuel prices over the comparative period. Distribution net revenue decreased $12.0 million, or 27%, to $32.0 million for the first quarter of fiscal 2010, compared to $44.0 million for the corresponding prior year period.
Other contract logistics and distribution related revenues decreased $10.7 million, or 24%, to $33.3 million for the first quarter of fiscal 2010, compared to $44.1 million for the corresponding prior year period, primarily due to the underlying contract logistics and distribution activity described above.
Staff costs in the contract logistics and distribution segment decreased $23.7 million, or 21%, to $91.4 million for the first quarter of fiscal 2010, as compared to $115.1 million for the corresponding prior year period. Other operating costs decreased by $17.8 million, or 21%, to $65.5 million for the first quarter of fiscal 2010, compared to $83.3 million for the corresponding prior year period. The decrease in staff costs and other operating costs in our contract logistics and distribution segment are primarily due to cost reduction measures undertaken in the light of the decreased volumes and the exited operations since the corresponding prior year period.
Total depreciation and amortization expense for all segments was $9.9 million for the first quarter of fiscal 2010, compared to $10.2 million for the corresponding prior year period. There were no significant acquisitions completed since the first quarter of the preceding fiscal year. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenue for the first quarters of fiscal 2010 and 2009.
Total restructuring charges were $1.2 million for the first quarter of fiscal 2010, compared to $6.0 million for the corresponding prior year period. During the fourth quarter of fiscal 2009, the company initiated its Information Technology Cost Reduction Plan (Enterprise Information Technology (EIT) Restructure Plan) and incurred related restructuring charges. Through the end of the first fiscal quarter of 2010, amounts charged under the plan totaled $3.5 million. The company expects to substantially complete its exit activities under this plan by the end of the second quarter of fiscal 2010.
During the first quarter of fiscal 2010 the company recognized a gain on the sale of property in South Africa of $6.3 million. This gain is included as a reduction of other operating expenses in corporate. Excluding this gain, other operating expenses in corporate were $5.1 million, compared to $5.0 million incurred during the corresponding prior-year period. Included in other operating expenses in corporate for the first quarter of fiscal 2010 were restructuring related charges which were not part of the EIT Restructure Plan. Included in other operating activities in corporate for the comparative periods were legal fees and other related expenses of $0.4 million, and $2.5 million, for the first quarter of fiscal 2010 and 2009, respectively, incurred by us as a result of the publicly announced investigations by the United States Department of Justice (U.S. DOJ), the European Commission (EC) and other regulatory agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other related investigations and lawsuits. We expect that we will continue to incur substantial legal costs and related expenses until the pending investigations by the U.S. DOJ and other foreign governmental agencies, and any civil litigation relating to these matters, are resolved. If the governmental investigations or litigation result in a determination adverse to us and/or our current or former officers, directors or employees, the company could incur substantial costs, fines and/or penalties, which could have a material adverse impact on our financial condition, results of operations and cash flows.
Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes (Senior Notes), of which $166.7 million of principle remained outstanding as of April 30, 2009, and capital lease obligations. Interest income and interest expense decreased $0.4 million or 14%, and $1.5 million, or 20%, respectively, compared to the corresponding prior year period.
Our effective income tax rate for the first quarter of fiscal 2010 was 30%, resulting in a provision for income taxes of $4.3 million compared to pretax income of $14.2 million. Our effective income tax rate for the first quarter of fiscal 2009 was 28%. The company expects our effective tax rate for fiscal 2010 to be in a range between 28% and 30%, however, the actual effective tax rate will depend on a variety of factors, including the geographic mix of our business during the year.
Income from continuing operations decreased $4.3 million, to $9.9 million for the first quarter of fiscal 2010, compared to income from continuing operations of $14.1 million for the corresponding prior year period.
Discontinued operations include the operations of the company’s art packing businesses in our EMENA region, the majority of which was sold on July 31, 2008 as part of the company’s ongoing effort to focus on its core businesses. The remaining portion of the art packing business was sold on August 1, 2008.
Net income attributable to noncontrolling interests decreased $0.8 million, from $0.8 million for the corresponding period. This decrease was the result of decreased net income from operations with noncontrolling interests.
Liquidity and Capital Resources
As of April 30, 2009, our cash and cash equivalents totaled $261.0 million, representing an increase of $4.1 million from January 31, 2009, resulting from $11.3 million of net cash used by our operating, investing and financing activities and an increase of $15.4 million related to the effect of foreign exchange rate changes on our cash balances.
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
When the company acts as a customs broker, we make significant cash advances on behalf of our clients to the various customs authorities around the world, predominantly in countries where our clients are importers of goods such as South Africa and Israel. These disbursements are not recorded as a component of revenue or expenses, although they are included in both accounts receivable for the amounts billed to our clients and accounts payable for any amounts due to the customs authorities.

During the first quarter of fiscal 2010, we generated approximately $14.8 million in net cash from operating activities. This resulted from net income attributable to UTi Worldwide Inc. of $9.9 million plus depreciation and amortization of intangible assets totaling $12.5 million, restructuring charges of $0.8 million, a decrease in other items totaling $1.8 million, a decrease in trade payables and other current liabilities of $105.7 million, and a decrease in trade receivables and other current assets of $99.1 million. The weak economic conditions experienced in the fourth quarter of fiscal 2009 continued into the first quarter of fiscal 2010 and, as a result the company did not experience the normal seasonal increases in volumes following the traditionally slower fourth quarter. Accordingly, cash outflows from operations were lower than when compared to past first quarter periods resulting in favorable first quarter cash flows from operations.
During the first quarter of fiscal 2010, cash used for capital expenditures was approximately $7.1 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to grow in line with the anticipated growth of our business operations. Included in cash used in investing activities were proceeds of $9.1 million for the disposal of property, plant and equipment, including $8.1 million for our disposal of property in South Africa. During the first quarter of fiscal 2010, we used an aggregate of $1.2 million of cash for acquisitions and earn-out payments.
The following outlines certain of our recently paid and future potential earn-out payments related to prior acquisitions.
•	Our last remaining earn-out payment relating to the acquisition of Perfect Logistics will be based on the acquired operation’s earnings over the twelve-month period ended May 31, 2009, and is subject to a maximum U.S. dollar equivalent of approximately $4.5 million as of April 30, 2009. We do not expect to make the final payment in regard to this earn-out.

•	We anticipate making one further contingent earn-out payment subject to a maximum of $4.2 million related to our acquisition of Concentrek, which will be calculated based on a multiple of Concentrek’s earnings for the twelve-month period ending January 31, 2010.

•	One remaining contingent earn-out payment related to our acquisition of Logica GmbH will be calculated based on a multiple of the acquired operation’s earnings for the twelve-month period ending January 31, 2010. This earn-out payment is subject to a maximum of 10.0 million Euros in the aggregate (equivalent to approximately $13.2 million as of April 30, 2009).

•	We anticipate making three contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $19.6 million in the aggregate, which will be offset against the initial purchase price of $1.0 million and will be calculated based on a multiple of the acquired operations future earnings for each of the twelve month periods ending January 31, 2011. We expect to make a payment of $0.7 million in July 2009, relating to the twelve month period ended January 31, 2009.

•	We anticipate making two contingent earn-out payments related to our acquisition of UTi Pharma Slovakia, s.r.o. These payments are subject to a maximum of $3.0 million in the aggregate and are to be calculated based on a multiple of the acquired operation’s earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.
Our financing activities during the first quarter of fiscal 2010 used $26.1 million of cash, primarily due to payments of $21.5 million for bank lines of credit.
Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive income as a result of foreign currency translation adjustments, net of tax, was $24.3 million and $8.3 million for the three months ended April 30, 2009 and 2008, respectively. The movement during the first quarter of fiscal 2010 was caused primarily by depreciation of the U.S. dollar against the South African rand, which had the most significant impact on the company’s quarterly translation adjustment.

Credit Facilities and Senior Notes
We have various credit, letter of credit and guarantee facilities, including a global credit facility (refer to the discussion below). At April 30, 2009, these facilities totaled approximately $337.1 million. Our borrowing capacities under these facilities totaled approximately $187.9 million at April 30, 2009. At April 30, 2009, our outstanding borrowings totaled $57.7 million and we had approximately $130.2 million of available, unused borrowing capacity. At April 30, 2009, our letter of credit and guarantee facilities, which are a necessary part of our business, totaled approximately $149.2 million.
The purpose of these facilities is to provide the company with working capital, customs bonds, letters of credit and guarantees and funding for general corporate purposes. Due to the global nature of the company, a number of financial institutions are utilized to provide the above mentioned facilities.
On July 13, 2006, the company and certain of its subsidiaries entered into a global credit facility pursuant to an agreement (Facility Agreement) with various financial institutions which are party thereto. The Facility Agreement provides for an aggregate initial availability of up to $250.0 million of borrowings, guarantees and letters of credit. The aggregate availability under the Facility was reduced to $240.6 million, or $216.1 million based on current exchange rates, during the fourth quarter of fiscal 2009 due to mandatory prepayments related to asset sales undertaken by the company. The Facility Agreement matures on July 13, 2009. The company’s obligations under the Facility Agreement are guaranteed by the company and selected subsidiaries.
The Facility Agreement provides for two separate credit facilities, which are referred to as the Global Facility and the South African Facility. The Global Facility consists of a credit facility in the amount of $140.6 million. None of our subsidiaries in South Africa may be a borrower under the Global Facility. As of April 30, 2009, the borrowings and guarantees under the Global Facility totaled approximately $106.8 million, represented by borrowings of $49.6 million and outstanding letters of credit and guarantees of $57.2 million and we had approximately $33.8 million of available, unused borrowing capacity. The Global Facility is secured by cross guarantees and indemnities of selected subsidiary companies, but excluding any companies registered in South Africa.
The South African Facility consists of a credit facility which, based on current exchange rates, provides for borrowing capacity of $75.5 million at April 30, 2009. Borrowings under the facility are not to exceed the lesser of $100 million or 650 million South African rand (ZAR). None of our subsidiaries registered outside of South Africa may be a borrower under the South African Facility. As of April 30, 2009, the borrowings, letters of credit and guarantees under the South African Facility totaled approximately $29.9 million, represented by borrowings of $0.7 million and outstanding letters of credit and guarantees of $29.1 million and we had approximately $45.6 million of available, unused borrowing capacity. The South African Facility is secured by cross guarantees and indemnities of selected subsidiary companies registered in South Africa.
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
In addition to the credit, letter of credit and guarantee facilities provided under the Facility Agreement, the company utilizes a number of other financial institutions in certain countries not covered by the Facility Agreement to provide it with working capital to operate in these countries. Consequently, the use of a particular credit, letter of credit or guarantee facility (other than credit, letter of credit and guarantee facilities provided under the Facility Agreement) is normally restricted to the country in which it originated and a particular credit, letter of credit or guarantee facility may restrict distributions by the subsidiary operating in the country.

On July 13, 2006, the company issued $200.0 million of senior unsecured guaranteed notes (Senior Notes) under a note purchase agreement (Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The Senior Notes mature on July 13, 2011. The Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of January and July, commencing January 13, 2007. The company is required to repay approximately $33.3 million or such lesser principal amount as shall then be outstanding, on January 13, 2009 and each January 13th and July 13th thereafter up to and including July 13, 2011. Accordingly, we expect to make a payment of approximately $38.6 million (consisting of principal of $33.3 million and accrued interest of approximately $5.3 million) in July 2009. The company’s obligations under the Senior Notes and the Note Purchase Agreement are guaranteed by the company and selected subsidiaries.
The Senior Notes and Facility Agreement require the company to comply with certain customary financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before income taxes depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. The Note Purchase Agreement and the Facility Agreement each contain cross-default provisions with respect to other indebtedness, giving the lenders under the Facility Agreement and the note holders under the Note Purchase Agreement the right to declare the obligations under the Facility Agreement and the Senior Notes immediately due and payable if we default under other indebtedness in some circumstances. Should the company fail to comply with these covenants or should the cross-default provisions be triggered, all or a portion of the obligations under the Senior Notes and Facility Agreement could become immediately payable and the Facility Agreement could be terminated and the credit, letter of credit and guarantee facilities provided thereunder would no longer be available.
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
In fiscal 2009, we entered into an amendment to the Facility Agreement further increasing the amount of operating rental expenses that we are permitted to incur from $120.0 million to $165.0 million per annum and amending certain other provisions and obtained two waivers which waived compliance with certain covenants, including non-financial covenants relating to collective bargaining agreements and a requirement that certain local working capital facilities be guaranteed under the Global Facility. After giving effect to the waivers and amendments, we were in compliance with the covenants in the Note Purchase Agreement and the covenants in the Facility Agreement as of April 30, 2009. There can be no assurance that, if required, we will be able to obtain waivers or amendments to the Facility Agreement or the Note Purchase Agreement in the future.
On May 21, 2009, the company executed an engagement letter and three commitment letters in connection with the intended refinancing of its indebtedness outstanding under its existing Global Facility, which is scheduled to terminate on July 13, 2009. The company intends to refinance the Global Facility with a combination of long-term debt and letter of credit facilities. Two of the commitment letters contemplate the issuance of letters of credit totaling $110.0 million to support currently existing letters of credit outstanding under the existing Global Facility and for the issuance of additional performance based letters of credit. The third commitment letter provides for a five and half month revolving credit facility with $50.0 million of borrowing capacity which would be available to the company in the event the anticipated long-term debt financing is not completed by July 13, 2009. Additionally, as of the date of filing of this report, the company is currently negotiating the terms of an additional $27.0 million letter of credit facility, the purpose of which is also to support currently existing letters of credit outstanding under the existing Global Facility and borrowings under local working capital facilities.

As of the date of the filing of this report, certain subsidiaries of the company located in South Africa are negotiating the terms of a proposed South African credit facility expected to consist of a revolving line of credit and a letter of credit facility for use in that country. We anticipate that this new South African credit facility will be used, in part, to refinance the indebtedness outstanding under our existing South African Facility, which is also scheduled to terminate on July 13, 2009.
The availability of borrowings under the anticipated new credit arrangements discussed above remains subject to various terms and conditions and the successful negotiation and execution of definitive documentation.
Management believes that the company’s cash position, credit facilities, anticipated debt and credit facilities, and operating cash flows will be sufficient to meet its capital and liquidity requirements for the foreseeable future, including meeting any contingent liabilities related to standby letters of credit and other obligations.
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
There have been no significant changes in the company’s critical accounting policies during the first quarter of fiscal 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Exchange Risk
The nature of our operations necessitates dealing in many foreign currencies. Our results are subject to fluctuations due to changes in exchange rates. We attempt to limit our exposure to changing foreign exchange rates through both operational and financial market actions. We provide services to clients in locations throughout the world and, as a result, operate with many currencies including the key currencies of the Americas, Africa, Asia Pacific and EMENA.
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
As of April 30, 2009, there had been no material changes to our exposure to market risks since January 31, 2009, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
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
Under the direction and participation of the company’s Chief Executive Officer and Chief Financial Officer, the company’s management has evaluated the company’s disclosure controls and procedures as of April 30, 2009, the end of the period covered by this report. Based upon that evaluation the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
The company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes to the company’s internal controls over financial reporting during the fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
In May 2009, the Company learned that the Brazilian Ministry of Justice is investigating possible alleged cartel activity in the international air and ocean freight forwarding market. The Company has not been contacted by Brazilian authorities regarding this matter.
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
The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this and together with its expert legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $11.2 million based on exchange rates as of April 30, 2009.
The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12.5 million, based on exchange rates as of April 30, 2009.
The company was previously engaged through various indirect subsidiaries in the business of transportation and storage of fine works of art. The company sold this business and the related indirect subsidiaries during fiscal 2009. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. The company and its insurers are working with an art expert to determine whether any damages have occurred. Although the company has sold this business, the company has retained any liabilities associated with this matter. The company believes that any ultimate liability it may have as a result of a claim may be mitigated based on a number of factors, including insurance polices in place; limitations of liability imposed by the company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the company is unable to successfully mitigate its liability, the claim and its related impact could be material to the company’s consolidated financial statements.
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as well as any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q. The disclosures in our Annual Report on Form 10-K and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, except as provided in any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q.

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

UTi Worldwide Inc.
Date: June 9, 2009	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: June 9, 2009	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President — Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002