Form 10-Q
period 2009-07-31
UTi WORLDWIDE INC
filed 2009-09-04
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At September 3, 2009, the number of shares outstanding of the issuer’s ordinary shares was 100,264,292.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended July 31, 2009

- i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Income
For the three and six months ended July 31, 2009 and 2008
(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	July 31,		July 31,
	2009	2008	2009	2008
	(Unaudited)

Revenues	$840,502	$1,255,087	$1,608,858	$2,439,537

Purchased transportation costs	501,136	839,106	959,985	1,634,053
Staff costs	186,663	222,731	362,466	439,423
Depreciation and amortization	10,491	11,016	20,345	21,205
Amortization of intangible assets	2,812	3,079	5,449	6,181
Restructuring charges	—	—	1,231	6,036
Other operating expenses	116,992	135,544	219,122	265,358

Operating income	22,408	43,611	40,260	67,281
Interest income	2,233	3,241	4,956	6,401
Interest expense	(4,531)	(7,284)	(10,707)	(14,999)
Other (expense)/income, net	(796)	193	(998)	633

Pretax income	19,314	39,761	33,511	59,316
Provision for income taxes	5,907	10,034	10,224	15,455

Income from continuing operations, net of tax	13,407	29,727	23,287	43,861

Discontinued operations:
Operating (loss)/income, net of tax	—	(105)	—	100
Gain on sale, net of tax	—	5,316	—	5,316

Net income	13,407	34,938	23,287	49,277

Net income attributable to noncontrolling interests	1,652	1,192	1,687	1,989

Net income attributable to UTi Worldwide Inc.	$11,755	$33,746	$21,600	$47,288

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.12	$0.29	$0.22	$0.42
Discontinued operations	—	0.05	—	0.06

	$0.12	$0.34	$0.22	$0.48

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.12	$0.28	$0.21	$0.41
Discontinued operations	—	0.05	—	0.06

	$0.12	$0.33	$0.21	$0.47

Number of weighted average common shares outstanding used for per share calculations:
Basic shares	99,930,796	99,350,699	99,796,544	99,262,635
Diluted shares	100,956,130	100,988,262	100,963,105	100,843,762

Amounts attributable to UTi Worldwide Inc. common shareholders:
Income from continuing operations, net of tax	$11,755	$28,535	$21,600	$41,872
Discontinued operations:
Operating (loss)/income, net of tax	—	(105)	—	100
Gain on sale, net of tax	—	5,316	—	5,316

Net income	$11,755	$33,746	$21,600	$47,288

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets
As of July 31, 2009 and January 31, 2009
(in thousands, except share amounts)

	July 31,	January 31,
	2009	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$317,528	$256,869
Trade receivables (net of allowance for doubtful accounts of $14,697 and $15,118 as of July 31, 2009 and January 31, 2009, respectively)	633,750	645,275
Deferred income taxes	23,556	19,192
Other current assets	112,227	79,869

Total current assets	1,087,061	1,001,205
Property, plant and equipment (net of accumulated depreciation of $155,585 and $128,662 as of July 31, 2009 and January 31, 2009, respectively)	179,242	163,441
Goodwill	404,405	372,850
Other intangible assets, net	70,698	69,841
Investments	3,205	2,940
Deferred income taxes	21,882	23,831
Other non-current assets	19,695	14,578

Total assets	$1,786,188	$1,648,686

LIABILITIES & EQUITY
Bank lines of credit	$62,402	$69,978
Short-term bank borrowings	8,508	6,899
Current portion of long-term bank borrowings	66,666	66,666
Current portion of capital lease obligations	16,144	15,878
Trade payables and other accrued liabilities	622,723	593,271
Income taxes payable	11,127	10,425
Deferred income taxes	2,249	2,493

Total current liabilities	789,819	765,610

Long-term bank borrowings, excluding current portion	133,062	115,747
Capital lease obligations, excluding current portion	22,017	20,754
Deferred income taxes	28,610	27,542
Retirement fund obligations	6,501	6,947
Other non-current liabilities	21,688	19,116

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock — ordinary shares of no par value: 100,263,798 and 99,901,907 shares issued and outstanding as of July 31, 2009 and January 31, 2009, respectively	455,415	450,553
Retained earnings	360,061	338,461
Accumulated other comprehensive loss	(52,431)	(112,268)

Total UTi Worldwide Inc. shareholders’ equity	763,045	676,746
Noncontrolling interests	21,446	16,224

Total equity	784,491	692,970

Total liabilities and equity	$1,786,188	$1,648,686

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the six months ended July 31, 2009 and 2008
(in thousands)

	Six months ended
	July 31,
	2009	2008
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$23,287	$49,277
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs, net	4,375	5,444
Depreciation and amortization	20,345	21,429
Amortization of intangible assets	5,449	6,181
Deferred income taxes	320	(5,754)
Uncertain tax positions	—	(1,918)
Gain on sale of subsidiaries	—	(5,316)
Tax benefit relating to share-based compensation	789	413
Excess tax benefit from share-based compensation	—	(235)
Gain on disposal of property, plant and equipment	(6,428)	(227)
Other	(715)	77
Changes in operating assets and liabilities:
Decrease/(increase) in trade receivables	92,168	(94,375)
Increase in other assets	(5,616)	(8,857)
(Decrease)/increase in trade payables	(59,761)	34,921
(Decrease)/increase in accrued liabilities and other liabilities	(7,911)	12,670

Net cash provided by operating activities	66,302	13,730

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,752)	(30,985)
Proceeds from disposal of property, plant and equipment	10,949	1,828
Decrease in other non-current assets	504	3,892
Acquisitions and contingent earn-out payments	(2,043)	(30,360)
Other	352	(3,630)

Net cash used in investing activities	(6,990)	(59,255)

FINANCING ACTIVITIES:
(Decrease)/increase in bank lines of credit	(34,659)	34,989
(Decrease)/increase in short-term borrowings	(2,124)	114
Proceeds from issuance of long-term borrowings	56,498	—
Repayment of long-term bank borrowings	(36,956)	(311)
Debt issuance costs	(4,206)	—
Repayment of capital lease obligations	(10,737)	(13,895)
Dividends paid to noncontrolling interests	(998)	(526)
Net proceeds from issuance of ordinary shares	489	2,936
Excess tax benefit from share-based compensation	—	235
Dividends paid	—	(6,141)

Net cash (used in)/provided by financing activities	(32,693)	17,401

Effect of foreign exchange rate changes on cash and cash equivalents	34,040	5,324

Net increase/(decrease) in cash and cash equivalents	60,659	(22,800)
Cash and cash equivalents at beginning of period	256,869	289,141

Cash and cash equivalents at end of period	$317,528	$266,341

The consolidated statements of cash flows include the activities of discontinued operations.
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and six months ended July 31, 2009 and 2008 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of July 31, 2009 and January 31, 2009, the consolidated statements of income for the three and six months ended July 31, 2009 and 2008 and the consolidated statements of cash flows for the six months ended July 31, 2009 and 2008. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended July 31, 2009 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2010 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.
Income Taxes
Income tax expense for the six months ended July 31, 2009 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in other operating expenses.
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

Effective February 4, 2009, the Company acquired all of the issued and outstanding shares of Multi Purpose Logistics, Ltd. (MPL), for a purchase price of $1,120, net of cash received of $380. MPL is an Israeli company providing logistics services. As a result of this acquisition, the Company has increased its range of services provided in Israel. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $2,913 was allocated to goodwill, all of which is included within the Company’s Contract Logistics and Distribution segment.
The allocation of the purchase price as of the date of acquisition resulted in total assets acquired, liabilities assumed and noncontrolling interest of $22,024, $19,723 and $801, respectively. Total assets acquired at estimated fair value was comprised of current assets of $15,501, comprised primarily of trade receivables and inventory of $8,090 and $3,929, respectively, and noncurrent assets of $6,523, of which $2,913 and $1,500 have been allocated to goodwill and intangible assets, respectively. The Company determined that none of the goodwill is deductible for tax purposes. The amortization period of the client contracts and relationships acquired is seven years as of the date of acquisition. Total liabilities assumed at estimated fair value were comprised of current liabilities of $18,450, primarily related to trade payables and other accrued liabilities, and noncurrent liabilities of $1,273. The noncontrolling interest is associated with an indirect subsidiary held by MPL. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.
Revenues as a result of this acquisition totaled $9,531 and $16,764 for the three and six months ended July 31, 2009, respectively. Net income attributable to UTi Worldwide Inc. as a result of this acquisition totaled $14 and $68 for the three and six months ended July 31, 2009, respectively. Pro forma information for fiscal 2010 is not presented as the acquisition occurred at the start of the Company’s fiscal year. The following supplemental pro forma information summarizes the results of operations of MPL for the three and six months ended July 31, 2008, as if the acquisition had occurred at the beginning of the period presented. The pro forma information gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the period presented or that may be obtained in the future.

	Three months ended		Six months ended
	July 31,		July 31,
		Net income		Net income
		attributable to		attributable to
		UTi Worldwide		UTi Worldwide
	Revenue	Inc.	Revenue	Inc.

2008:
As reported	$1,255,087	$33,746	$2,439,537	$47,288
Acquisition	11,182	(366)	21,830	(709)

Total	$1,266,269	$33,380	$2,461,367	$46,579

Foreign Currency Translation
Included in other income and expense, net are net gains on foreign exchange of $46 and net losses on foreign exchange of $144 for the three and six months ended July 31, 2009, respectively, and net gains on foreign exchange of $193 and $633 for the three and six months ended July 31, 2008, respectively.
Concentration of Credit Risks and Other
The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $280,185 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States as of July 31, 2009.

Call Options
In connection with the Company’s merger with Newlog, Ltd. during the fiscal year ended January 31, 2008, the Company obtained an option providing it with the right to call the minority partner’s shares of the subsidiary under certain circumstances, including a change in control of the minority partner. The Company has recorded an asset related to this call option in other non-current assets. The amounts recorded represent the differences between the estimated strike price and the estimated fair value of the minority partner equity, if the call option becomes exercisable. The amounts included in other non-current assets were $163 and $756 at July 31, 2009 and January 31, 2009, respectively.
Additionally, the Company granted an option providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The Company has recorded a liability related to this option in other non-current liabilities. The amounts included in other non-current liabilities were $267 and $908 at July 31, 2009 and January 31, 2009, respectively.
Put Options
In connection with the formation of the Sisonke Partnership, the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty), Ltd., the Company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the Company in fiscal 2011. The Company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents the difference between the estimated strike price and the estimated fair value of the minority partner equity, when the put option becomes exercisable. The amounts included in other non-current liabilities were $1,341 and $990 at July 31, 2009 and January 31, 2009, respectively.
Additionally, in connection with the formation of a joint venture subsidiary, which provides inventory management and other services in the United States, the Company granted an option providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The Company has recorded a liability related to this option in other non-current liabilities. The amounts included in other non-current liabilities were $347 and $216 at July 31, 2009 and January 31, 2009, respectively.
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
The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, short-term bank borrowings, trade payables and other accrued liabilities, long-term bank borrowings, forward exchange contracts and call and put options. With the exception of the Company’s 6.31% senior unsecured guaranteed notes, the carrying value of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As of July 31, 2009 and January 31, 2009, the fair value of the Company’s 6.31% senior unsecured guaranteed notes was $132,443 and $168,373, respectively, compared to book value of $133,333 and $166,667, respectively. As discussed further at Note 11, on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. Given the proximity of the issuance of these notes to quarter end, the carrying value approximates fair value.
Interest-bearing bank loans and bank lines of credit are recorded at the proceeds received. Interest expense, including premiums payable on settlement or redemption, is accounted for on an accrual basis. Equity instruments are recorded at the proceeds received, net of direct issue costs.

Sale of Property
Effective April 1, 2009, the Company disposed of property located in South Africa, for a sale price of $8,130. The property comprised of land and buildings with carrying values of $572 and $967, respectively, all of which was included within corporate in the segment disclosure in Note 5. After adjusting for the net costs of the assets sold and for expenses associated with the sale, the Company realized a pre-tax gain of $6,271, which was recorded in other operating expenses in the consolidated statements of income for the six months ended July 31, 2009.
Reclassifications
Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. Operating income from discontinued operations, net of tax, for the prior year’s consolidated financial statements, has been reclassified to conform to the current presentation.
The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidatated Financial Statements — An Amendment of Accounting Research Bulleting (ARB) No. 51, on February 1, 2009. The adoption of this standard resulted in the reclassification of $16,224 of minority interests (now referred to as noncontrolling interests) to a separate component of shareholders’ equity on the consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is now shown separately from consolidated net income attributable to UTi Worldwide Inc. in the consolidated statements of income. Prior periods have been restated to reflect the presentation and disclosure requirements of SFAS No. 160.
NOTE 2. Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The Codification is effective for interim and annual periods ending on or after September 15, 2009, which is October 31, 2009 for the Company. The adoption of this statement is not expected to have an impact on the Company’s consolidated financial condition or results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This Statement amends Interpretation 46(R) to require the Company to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 is effective for annual periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact the adoption of SFAS No. 167 may have on its consolidated results of operations and financial position.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 166 is effective for annual periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events through September 4, 2009 for appropriate accounting and disclosure in accordance with this standard.

In April 2009, the FASB issued FASB Staff Positions (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, which is July 31, 2009 for the Company. The Company included the required disclosures in this Quarterly Report on Form 10-Q for the interim period ending July 31, 2009.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The Company adopted the FSP on May 1, 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated statements of income and financial position.
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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of Accounting Research Bulletin (ARB) No. 51. This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company adopted the provisions of SFAS No. 160 on February 1, 2009. See Note 1, “Presentation of Financial Statements-Reclassifications.”
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

NOTE 3. Earnings per Share
Earnings per share are calculated as follows:

	Three months ended		Six months ended
	July 31,		July 31,
	2009	2008	2009	2008
Amounts attributable to UTi Worldwide Inc. common shareholders:
Income from continuing operations, net of tax	$11,755	$28,535	$21,600	$41,872
Discontinued operations:
Operating (loss)/income, net of tax	—	(105)	—	100
Gain on sale, net of tax	—	5,316	—	5,316

Net income attributable to UTi Worldwide Inc. common shareholders	$11,755	$33,746	$21,600	$47,288

Weighted average number of ordinary shares	99,930,796	99,350,699	99,796,544	99,262,635

Incremental shares required for diluted earnings per share related to stock options/restricted share units	1,025,334	1,637,563	1,166,561	1,581,127

Diluted weighted average number of ordinary shares	100,956,130	100,988,262	100,963,105	100,843,762

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.12	$0.29	$0.22	$0.42
Discontinued operations	—	0.05	—	0.06

	$0.12	$0.34	$0.22	$0.48

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.12	$0.28	$0.21	$0.41
Discontinued operations	—	0.05	—	0.06

	$0.12	$0.33	$0.21	$0.47

Cash dividends declared per common share	$—	$—	$—	$0.06

The weighted-average diluted shares outstanding exclude stock options to purchase 3,794,394 and 3,804,613 shares for the three and six months ended July 31, 2009, respectively, and exclude stock options to purchase 1,524,082 and 1,672,499 shares for the three and six months ended July 31, 2008, respectively, because such options have an exercise price in excess of the average market price of the Company’s common stock during the period, and were therefore anti-dilutive.

NOTE 4. Shareholders’ Equity
Certain information regarding the changes in shareholders’ equity and noncontrolling interests are as follows:
UTi Worldwide Inc. Shareholders

			Accumulated
			other
	Common	Retained	comprehensive	Noncontrolling
	stock	earnings	gain/(loss)	interests	Total

Balance at February 1, 2009	$450,553	$338,461	$(112,268)	$16,224	$692,970
Employee share-based compensation plans	4,862	—	—	—	4,862
Net income	—	21,600	—	1,687	23,287
Amortization of unrecognized pension loss	—	—	(166)	—	(166)
Foreign currency translation Adjustment	—	—	60,003	3,732	63,735
Distributions to noncontrolling interests and other	—	—	—	(197)	(197)

Balance at July 31, 2009	$455,415	$360,061	$(52,431)	$21,446	$784,491

Balance at February 1, 2008	$435,355	$349,237	$(10,392)	$21,289	$795,489
Employee share-based compensation plans	8,381	—	—	—	8,381
Net income	—	47,288	—	1,989	49,277
Amortization of unrecognized pension gain	—	—	61	—	61
Foreign currency translation adjustment	—	—	10,670	181	10,851
Dividends	—	(6,141)	—	—	(6,141)
Distributions to noncontrolling interests and other	—	—	—	(526)	(526)

Balance at July 31, 2008	$443,736	$390,384	$339	$22,933	$857,392

Other comprehensive income is comprised of the following:

	Three months ended		Six months ended
	July 31,		July 31,
	2009	2008	2009	2008

Net income	$13,407	$34,938	$23,287	$49,277
Other comprehensive income, net of tax:
Foreign exchange translation adjustments	35,724	2,366	60,003	10,670
Amortization of unrecognized net pension gain/(loss)	(381)	30	(166)	61

Total other comprehensive income, net of tax	35,343	2,396	59,837	10,731

Comprehensive income	48,750	37,334	83,124	60,008
Comprehensive income attributable to noncontrolling interests	2,518	1,339	5,419	2,170

Comprehensive income attributable to UTi Worldwide Inc.	$46,232	$35,995	$77,705	$57,838

NOTE 5. Segment Reporting
Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended July 31, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$539,364	$301,138	$—	$840,502

Purchased transportation costs	390,259	110,877	—	501,136
Staff costs	85,397	97,637	3,629	186,663
Depreciation and amortization	3,722	6,664	105	10,491
Amortization of intangible assets	987	1,825	—	2,812
Other operating expenses	38,313	71,403	7,276	116,992

Total operating expenses	518,678	288,406	11,010	818,094

Operating income/(loss)	$20,686	$12,732	$(11,010)	22,408

Interest income				2,233
Interest expense				(4,531)
Other expense, net				(796)

Pretax income				19,314
Provision for income taxes				5,907

Net income				13,407
Net income attributable to noncontrolling interests				1,652

Net income attributable to UTi Worldwide Inc.				$11,755

Capital expenditures	$5,903	$6,025	$2,414	$14,342

Segment assets	$982,584	$692,902	$110,702	$1,786,188

	Three months ended July 31, 2008
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$876,136	$378,951	$—	$1,255,087

Purchased transportation costs	681,855	157,251	—	839,106
Staff costs	102,889	117,563	2,279	222,731
Depreciation and amortization	3,903	7,029	84	11,016
Amortization of intangible assets	845	2,234	—	3,079
Other operating expenses	47,702	83,079	4,763	135,544

Total operating expenses	837,194	367,156	7,126	1,211,476

Operating income/(loss)	$38,942	$11,795	$(7,126)	43,611

Interest income				3,241
Interest expense				(7,284)
Other income, net				193

Pretax income				39,761
Provision for income taxes				10,034

Income from continuing operations, net of tax				29,727
Discontinued operations, net of tax				(105)
Gain on sale, net of tax				5,316

Net income				34,938
Net income attributable to noncontrolling interests				1,192

Net income attributable to UTi Worldwide Inc.				$33,746

Capital expenditures	$23,941	$9,449	$5,341	$38,731

Segment assets	$1,254,687	$890,544	$71,381	$2,216,612

	Six months ended July 31, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$1,032,954	$575,904	$—	$1,608,858

Purchased transportation costs	749,623	210,362	—	959,985
Staff costs	166,302	189,015	7,149	362,466
Depreciation and amortization	7,349	12,792	204	20,345
Amortization of intangible assets	1,813	3,636	—	5,449
Restructuring charges	—	—	1,231	1,231
Other operating expenses	76,178	136,894	6,050	219,122

Total operating expenses	1,001,265	552,699	14,634	1,568,598

Operating income/(loss)	$31,689	$23,205	$(14,634)	40,260

Interest income				4,956
Interest expense				(10,707)
Other expense, net				(998)

Pretax income				33,511
Provision for income taxes				10,224

Net income				23,287
Net income attributable to noncontrolling interests				1,687

Net income attributable to UTi Worldwide Inc.				$21,600

Capital expenditures	$8,989	$10,477	$3,392	$22,858

Segment assets	$982,584	$692,902	$110,702	$1,786,188

	Six months ended July 31, 2008
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$1,702,329	$737,208	$—	$2,439,537

Purchased transportation costs	1,332,379	301,674	—	1,634,053
Staff costs	202,060	232,673	4,690	439,423
Depreciation and amortization	7,715	13,323	167	21,205
Amortization of intangible assets	1,690	4,491	—	6,181
Restructuring charges	2,382	3,654	—	6,036
Other operating expenses	89,280	166,357	9,721	265,358

Total operating expenses	1,635,506	722,172	14,578	2,372,256

Operating income/(loss)	$66,823	$15,036	$(14,578)	67,281

Interest income				6,401
Interest expense				(14,999)
Other income, net				633

Pretax income				59,316
Provision for income taxes				15,455

Income from continuing operations, net of tax				43,861
Discontinued operations, net of tax				100
Gain on sale, net of tax				5,316

Net income				49,277
Net income attributable to noncontrolling interests				1,989

Net income attributable to UTi Worldwide Inc.				$47,288

Capital expenditures	$28,434	$16,316	$7,978	$52,728

Segment assets	$1,254,687	$890,544	$71,381	$2,216,612

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
The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended July 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$202,916	$59,994	$262,910	$311,056	$70,524	$381,580
Americas	113,623	157,439	271,062	171,755	220,133	391,888
Asia Pacific	160,965	9,479	170,444	292,042	9,141	301,183
Africa	61,860	74,226	136,086	101,283	79,153	180,436

Total	$539,364	$301,138	$840,502	$876,136	$378,951	$1,255,087

	Six months ended July 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$386,748	$113,550	$500,298	$593,289	$138,405	$731,694
Americas	219,711	309,384	529,095	331,545	429,380	760,925
Asia Pacific	306,480	16,788	323,268	580,790	16,793	597,583
Africa	120,015	136,182	256,197	196,705	152,630	349,335

Total	$1,032,954	$575,904	$1,608,858	$1,702,329	$737,208	$2,439,537

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the six months ended
July 31, 2009 are as follows:

		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Total

Balance at February 1, 2009	$155,440	$217,410	$372,850
Acquisitions and contingent earn-out payments	49	3,998	4,047
Foreign currency translation	11,669	15,839	27,508

Balance at July 31, 2009	$167,158	$237,247	$404,405

Amortizable intangible assets as of July 31, 2009 and January 31, 2009 relate primarily to the estimated fair value of the client contracts and relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets as of July 31, 2009 and January 31, 2009 were as follows:

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of July 31, 2009:
Client contracts and relationships	$98,248	$(31,427)	$66,821
Non-compete agreements	3,023	(2,703)	320
Other	2,976	(1,846)	1,130

Total	$104,247	$(35,976)	$68,271

As of January 31, 2009:
Client contracts and relationships	$92,669	$(26,675)	$65,994
Non-compete agreements	2,822	(2,444)	378
Other	2,608	(1,408)	1,200

Total	$98,099	$(30,527)	$67,572

Amortization expense totaled $2,812 and $5,449 for the three and six months ended July 31, 2009, respectively, and $3,079 and $6,181 for the three and six months ended July 31, 2008, respectively. The following table shows the expected amortization expense for these intangible assets for the current and each of the next four fiscal years ending January 31:

2010	$11,149
2011	10,400
2012	9,730
2013	9,481
2014	9,040
In addition to its amortizable intangible assets, the Company also has $2,427 and $2,269 of intangible assets not subject to amortization as of July 31, 2009 and January 31, 2009, respectively, related primarily to acquired trade names.
In accordance with SFAS No. 142, the Company completed the required annual impairment tests during the second quarter ended July 31, 2009. No impairment was determined based on the results of the annual impairment tests.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Six months ended
	July 31,
	2009	2008

Net cash paid for:
Interest	$10,748	$15,326
Income taxes	13,527	26,892
Withholding taxes	854	—
Non-cash activities:
Capital lease obligations incurred to acquire assets	6,106	9,407
Liability incurred for software license agreement	—	3,062
Liability incurred for acquisition earn-out payments	—	1,399
UTi is a holding company which relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the Company and UTi’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of its bank credit facilities and in the note purchase agreements for our senior notes. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries could declare may be limited in certain countries by exchange controls.
In connection with its new debt facilities entered into on July 9, 2009, the Company repaid approximately $25,000 of its previously existing bank lines of credit drawn under the former $250,000 credit facility agreement (2006 Facility Agreement). For further information regarding the Company’s borrowings, see Note 11, “Borrowings.”
NOTE 8. Contingencies
From time to time, claims are made against the Company or the Company may make claims against others, including in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from engaging in certain activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on the Company’s consolidated results of operations for that period or future periods. As of the date of these consolidated financial statements, the Company is not a party to any material litigation except as described below.

The Company and one of its subsidiaries (along with sixteen other global corporations) were named as defendants by a patent holding company, in a patent infringement lawsuit filed on May 7, 2009, in the United States District Court for the Central District of California (Big Baboon, Inc. v. Dell Inc., et. al.). The lawsuit alleges that the Company’s eMpower software tools are infringing U.S. Patent Nos. 6,115,690 (the “‘690 patent”) and 6,343,275 (the “‘275 patent”). On July 20, 2009, the Company filed and served an amended answer and counterclaims, in which the Company answered the allegations in the complaint, asserted various affirmative defenses thereto, and asserted counterclaims against the plaintiff for a declaratory judgment of non-infringement, invalidity and/or unenforceability of the ‘690 and ‘275 patents. The case is currently in its preliminary stages and no amount of damages has been claimed by the plaintiff. It is not currently believed that the infringement claims as asserted will be material to the Company as a whole.
In June 2007, the Company responded to a grand jury subpoena requesting documents in connection with United States Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the international freight forwarding and cargo transportation industry which had been served on the Company in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on the Company at its offices in Long Beach, California, and served one of the Company’s subsidiaries with a subpoena requesting numerous documents and other materials in connection with the U.S. DOJ investigation of the international freight forwarding and cargo transportation industry. The Company believes it is a subject of the U.S. DOJ investigation.
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
In May 2009, the Company learned that the Brazilian Ministry of Justice is investigating possible alleged cartel activity in the international air and ocean freight forwarding market. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not been contacted by Brazilian authorities regarding this matter.
The Company continues to receive additional requests for information, documents and interviews from the various governmental agencies with respect to these investigations, and the Company has provided, and will continue to provide in the future, further responses as a result of such requests.
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
The Company has incurred, and the Company expects to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ or any other regulatory body concludes that the Company has engaged in anti-competitive behavior, the Company could incur significant additional legal fees and other costs, which could include fines and/or penalties, which may be material to the Company’s consolidated financial statements.

The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with their legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $12,261 based on exchange rates as of July 31, 2009.
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $13,354, based on exchange rates as of July 31, 2009.
The Company was engaged, through various indirect subsidiaries, in the business of transportation and storage of fine works of art. The Company sold this business and the related indirect subsidiaries during fiscal 2009. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The Company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. Although the Company has sold this business, the Company has retained any liabilities associated with this matter. The Company believes that any ultimate liability it may have as a result of a claim may be mitigated based on a number of factors, including insurance policies in place; limitations of liability imposed by the Company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the Company is unable to successfully mitigate its liability, the claim and its related impact could be material to the Company’s consolidated results of operations.
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
Net periodic pension cost for the Company’s defined benefit plans consists of:

	Three months ended		Six months ended
	July 31,		July 31,
	2009	2008	2009	2008

Service cost	$106	$216	$205	$432
Interest cost	445	581	839	1,162
Expected return on assets	(244)	(573)	(454)	(1,146)
Amortization of net actuarial loss	62	44	120	88

Net periodic pension cost	$369	$268	$710	$536

For the six months ended July 31, 2009, the Company contributed approximately $906 to its defined benefit plans.
NOTE 10. Share-Based Compensation
On June 8, 2009, the Company’s shareholders approved the 2009 Long Term Incentive Plan (2009 LTIP). The plan provides for the issuance of a variety awards, including stock options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units (RSUs), deferred share units and performance awards. A total of 6,250,000 shares were originally reserved for issuance under the 2009 LTIP, subject to adjustments as provided for in the plan.
In addition to the 2009 LTIP, at July 31, 2009, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan). These plans are more fully described in Note 15 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K for the year ended January 31, 2009.
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
Since the 2009 LTIP was approved by the Company’s shareholders in June 2009, no additional awards may be made pursuant to the 2004 LTIP. In addition, the Company no longer grants awards under the 2000 Stock Option Plan and the Non-Employee Directors Share Option Plan. Vesting of these awards occurs over different periods, depending on the terms of the individual award, however expenses relating to these awards are all recognized on a straight line basis over the applicable vesting period.

Employee Share-Based Compensation Activity
A summary of the employee share-based compensation activity for the six months ended July 31, 2009 is as follows:

	2009 LTIP		2004 LTIP				2000 Stock Option Plan
		Weighted		Weighted		Weighted		Weighted
		average	Shares	average		average	Shares	average
	Restricted	grant date	subject to	exercise	Restricted	grant date	subject to	exercise
	share units	fair value	stock options	price	share units	fair value	stock options	price

Outstanding balance at February 1, 2009	—	$—	1,775,520	$21.11	1,300,284	$21.69	1,731,043	$6.72
Granted	28,859	12.09	166,836	13.51	994,275	13.51	—	—
Exercised/vested	—	—	—	—	(272,279)	18.98	(46,000)	5.58
Cancelled/forfeited	—	—	(56,075)	22.42	(105,190)	18.26	—	—

Outstanding balance at July 31, 2009	28,859	$12.09	1,886,281	$20.40	1,917,090	$18.01	1,685,043	$6.75

Non-Employee Share-Based Compensation Activity
A summary of non-employee share-based compensation activity for the six months ended July 31, 2009 is as follows:

	2004
	Directors Incentive Plan		Directors Option Plan
		Weighted	Shares	Weighted
	Restricted	average	subject to	average
	share	grant date	stock	exercise
	units	fair value	options	price

Outstanding balance at February 1, 2009	13,180	$22.76	81,000	$10.33
Granted	27,668	12.00	—	—
Exercised/vested	(14,184)	22.56	—	—

Outstanding balance at July 31, 2009	26,664	$12.00	81,000	$10.33

In connection with its share-based compensation plans, the Company recorded approximately $1,904 and $2,756, of share-based compensation expense for the three months ended July 31, 2009 and 2008, respectively, and approximately $4,375 and $5,444, of share-based compensation expense for the six months ended July 31, 2009 and 2008, respectively. As of July 31, 2009, the Company had approximately $28,140 of total unrecognized compensation related to share-based compensation to be expensed over the period through April 2014.
NOTE 11. Borrowings
The Company has various credit, letter of credit and guarantee facilities, including the two letter of credit facilities and the South African facility described in more detail below. At July 31, 2009, the aggregate amount available for borrowing under all facilities totaled approximately $321,273. As of July 31, 2009, loans outstanding under these facilities totaled approximately $47,327 and letters of credit and guarantees outstanding under these facilities totaled approximately $160,495, excluding letters of credit (or the portion thereof) used to support loans outstanding. At July 31, 2009, the Company had approximately $113,451 of available, unused capacity under these facilities.
The purpose of these facilities is to provide the Company with working capital, customs and other guarantees, letters of credit and funds for general corporate purposes. Due to the global nature of the Company’s business, a number of financial institutions are utilized to provide the Company with credit facilities.
On July 9, 2009, (i) the Company and certain of its subsidiaries entered into (a) a letter of credit facility pursuant to an agreement (ABN/RBS Letter of Credit Agreement) with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc, and (b) a letter of credit facility pursuant to an agreement (Nedbank Letter of Credit Agreement and, together with the ABN/RBS Letter of Credit Agreement, the Letter of Credit Agreements) with Nedbank Limited, acting through its London Branch, and (ii) certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (South African Facilities Agreement) with Nedbank Limited, acting through its Corporate Banking Division.
The Letter of Credit Agreements, the South African Facilities Agreement and the 2009 Senior Notes, referred to below replaced the Company’s former $250,000 credit facility agreement (2006 Facility Agreement) with ABN and various other financial institutions party thereto. All loans previously outstanding under the 2006 Facility Agreement were refinanced or paid and all letters of credit previously issued under the 2006 Facility Agreement were terminated or supported with new letters of credit in connection with the execution of the Letter of Credit Agreements, the South African Facilities Agreement and the issuance of the 2009 Senior Notes. No early termination penalties were incurred in connection with the termination of the 2006 Facility Agreement.

The ABN/RBS Letter of Credit Agreement provides for an aggregate availability of up to $89,083 in letters of credit. The ABN/RBS Letter of Credit Agreement provides for two separate letter of credit facilities, which are referred to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. The ABN Letter of Credit Facility consists of a letter of credit facility in the amount of $50,000 and the RBS Letter of Credit Facility consists of a letter of credit facility in the amount of $39,083. As of July 31, 2009, the letters of credit outstanding under the ABN Letter of Credit Facility totaled approximately $27,267 and the letters of credit outstanding under the RBS Letter of Credit Facility totaled approximately $39,083. The ABN Letter of Credit Facility matures on July 9, 2011 and the RBS Letter of Credit Facility matures on December 31, 2009. The availability under the RBS Letter of Credit Facility is reduced on a dollar for dollar basis upon return of each existing letter of credit within the facility through expiration. The Company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.
The Nedbank Letter of Credit Agreement provides for an aggregate availability of up to $36,000 in letters of credit. As of July 31, 2009, the letters of credit outstanding under the Nedbank Letter of Credit Agreement totaled approximately $490. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The Company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.
Pursuant to the terms of the Letter of Credit Agreements, the Company is charged fees relating to, among other things, the issuance of letters of credit, the aggregate amount of letters of credit outstanding and the unused portions of these facilities, all at the rates specified in the applicable agreement.
The South African Facilities Agreement provides for a 650,000 South African rand revolving credit facility, which is comprised of a 400,000 South African rand working capital facility and a 250,000 South African rand letter of credit, guarantee and forward exchange contract facility. At July 31, 2009, based on current exchange rates, the revolving credit facility provided for borrowing capacity of $52,869. As of July 31, 2009, the borrowings, letters of credit and guarantees under the South African Facilities Agreement totaled approximately $29,936, represented by borrowings of $139 and outstanding letters of credit and guarantees of $29,797. The South African Facilities Agreement also provides the Company’s South African operations with a 150,000 South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa.
Overdrafts under the new South African working capital facility will bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 1%. The per annum interest rate payable in respect of foreign currency accounts will generally be the London Interbank Offered Rate (LIBOR), or with respect to a foreign currency account in euro, the Euro Interbank Offered Rate (EURIBOR), plus the lender’s cost of funds (to the extent greater than LIBOR or EURIBOR, as applicable), plus 3%. Instruments issued under the letter of credit, guarantee and forward exchange contract facility will bear interest at a rate to be agreed upon in writing by the Company’s subsidiaries party to the South African Facilities Agreement and Nedbank.
In addition to the credit, letter of credit and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the Company utilizes a number of other financial institutions in certain countries not covered by those agreements to provide it with letters of credit, guarantees and working capital to operate in these countries. Consequently, the use of these particular credit, letter of credit or guarantee facilities is normally restricted to the country in which they originated and a particular credit, letter of credit or guarantee facility may restrict distributions by the subsidiary operating in the country.
On July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes (2009 Senior Notes and, together with the 2006 Senior Notes, the Senior Notes) under a note purchase agreement (2009 Note Purchase Agreement, and together with the 2006 Note Purchase Agreement, the Note Purchase Agreements), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes mature on August 9, 2014. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The Company is required to repay approximately $9,200, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The Company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries.

The Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement require the Company to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of July 31, 2009.
Furthermore, the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement each contain cross-default provisions with respect to other indebtedness, giving the lenders under the Letter of Credit Agreements and the South African Facilities Agreement and the note holders under the Note Purchase Agreements the right to declare a default if the Company defaults under other indebtedness in certain circumstances.
On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (2006 Senior Notes) under a note purchase agreement (2006 Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes mature on July 13, 2011. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The Company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries. As of July 31, 2009, the principal amount outstanding under the 2006 Senior Notes was approximately $133,333.
Pursuant to the terms of the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement, the Company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, including losses, liabilities and costs relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements. The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement. The Company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements. Liabilities for these indemnification obligations were not material to the Company as a whole as of the dates that each of the respective agreements was entered into or as of July 31, 2009.

NOTE 12. Uncertain Tax Positions
A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain
	Tax
	Positions	Interest

Balance at February 1, 2009	$7,083	$1,446
Increase for tax positions taken during the current year	167	—
Interest	—	338
Foreign currency translation adjustments	513	140

Balance at July 31, 2009	$7,763	$1,924

The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $5,718 as of July 31, 2009. Tax years 2005 through 2009 remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. As of July 31, 2009, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next twelve months.
NOTE 13. Restructuring Charges
Fiscal 2009 Information Technology Cost Reduction Plan
During the fourth quarter of fiscal 2009, the Company initiated several changes to its global information technology operations and incurred related restructuring charges. For the six months ended July 31, 2009 amounts charged for employee severance benefits and other exit costs were $887 and $344, respectively. There were no restructuring charges incurred in connection with the plan during the six months ended July 31, 2008. As of July 31, 2009, the Company has completed all activities under the plan.
Employee severance benefits
Amounts included in the provision for employee severance benefits for the six months ended July 31, 2009 are as follows:

		Amounts
	Liability at	charged to	Settlements	Liability at
	January 31, 2009	expense	and other	July 31, 2009

Freight Forwarding	$187	$—	$(187)	$—
Contract Logistics and Distribution	91	—	(91)	—
Corporate	525	887	(1,412)	—

Total	$803	$887	$(1,690)	$—

Employee severance benefits are primarily related to the realignment of corporate and regional information technology functions to reduce overhead costs. Under the plan, the Company’s global IT workforce has been reduced by approximately 240 employees.
Other exit costs
Amounts charged for other exit costs for the six months ended July 31, 2009 for corporate were $344. There were no charges for Freight Forwarding and Contract Logistics and Distribution for the six months ended July 31, 2009. Other exit costs primarily relate to consulting fees incurred in connection with the implementation of the information technology restructuring plan. These amounts are expensed as incurred. There were no restructuring charges incurred in connection with the plan during the six months ended July 31, 2008.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	Balance at	Assets	Inputs	Unobservable
	July 31, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Cash and cash equivalents	$317,528	$317,528	$—	$—
Forward exchange contracts	236	—	236	—
Other	163	—	—	163

Total	$317,927	$317,528	$236	$163

Liabilities
Forward exchange contracts	$236	$—	$236	$—
Other	1,955	—	—	1,955

Total	$2,191	$—	$236	$1,955

The following methods were used to measure the fair value of assets and liabilities:
Forward Exchange Contracts — The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore are classified as Level 2.
Other — Other financial assets and liabilities utilizing Level 3 inputs include minority call and put options granted to the Company and certain partners and shareholders in various partnerships and subsidiaries of the Company. These call and put options do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally and in certain circumstances with the use of valuation specialists engaged by management, based on the difference between the estimated strike price and the estimated fair value of the minority partner equity, when the options become exercisable.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended July 31, 2009:

	Assets	Liabilities

Beginning balance at February 1, 2009	$756	$2,114
Net change in fair value included in earnings	(596)	(474)
Translation adjustment	3	315

Ending balance at July 31, 2009	$163	$1,955

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
For the six months ended July 31, 2008, the Company generated $100 of income from discontinued operations, net of tax.
NOTE 16. Derivative Financial Instruments
The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.
As of July 31, 2009, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of July 31, 2009: $5,787 in Euros; $21,411 in U.S. dollars; $1,197 in British pounds sterling; and, $1,765 in other currencies. Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.
The Company does not designate foreign currency derivates as hedges. Foreign currency derivative assets included in trade receivables were $236 and $257 at July 31, 2009 and January 31, 2009, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $236 and $82 at July 31, 2009 and January 31, 2009, respectively. The Company recorded net gains on foreign currency derivatives of $30 and $14 for the three and six months ended July 31, 2009, respectively, and net gains on foreign currency derivatives of $645 and $630 for the three and six months ended July 31, 2008, respectively.

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
The company’s operations are principally managed by core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. As discussed above in Note 1 “Presentation of Financial Statements” of our Notes to the Consolidated Financial Statements, our operations are broken into the following reportable segments: Freight Forwarding and Contract Logistics and Distribution. Certain corporate office expenses, eliminations, and various holding companies within the group structure are presented separately.
Freight Forwarding Segment. As a freight forwarder, we conduct business as an indirect carrier for our clients or occasionally as an authorized agent for airlines and ocean carriers. We typically act as an indirect carrier with respect to shipments of freight unless the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments. In such situations, we usually forward the freight as an agent for the carrier.
We do not own or operate aircraft or vessels and consequently, contract with commercial carriers to arrange for the shipment of cargo. A majority of our freight forwarding business is conducted through non-committed space allocations with carriers. We arrange for, and in many cases provide, pick-up and delivery service between the carrier and the location of the shipper or recipient.
When we act as an authorized agent for the airline or ocean carrier, we arrange for the transportation of individual shipments to the airline or ocean carrier. As compensation for arranging for the shipments, the carriers pay us a commission. If we provide the client with ancillary services, such as the preparation of export documentation, we receive an additional fee.
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

We believe that for the Freight Forwarding segment, net revenue (the term used by the company to describe revenue less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because our revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our customers plus the fees we receive for our ancillary services. Within our company, revenue derived from freight forwarding generally is shared between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only commissions and fees earned by us and is substantially similar to net revenue for the Freight Forwarding segment in this respect.
A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible in the near term.
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
The Contract Logistics and Distribution Segment includes the distribution operation in the Africa region, which was previously reported under Freight Forwarding, as this operation has evolved from an air express to a road distribution business over the last few years.
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
CLIENTasONE Strategy
In the first quarter of fiscal 2008, we began to communicate the goals of our five-year strategic operating plan, which we refer to as “CLIENTasONE.” Under CLIENTasONE, we are undertaking various efforts to attempt to increase the number and size of our clients and our revenue, improve our operating performance, develop and implement new systems and global processes and continuously train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges involving attempts to leverage client relationships, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.

As a central part of our CLIENTasONE strategy, we are continuing a technology-enabled, business transformation initiative, which we refer to as “4asONE.” This program is aimed at establishing a single system and set of global processes for our freight forwarding business and global financial management. It is designed to increase efficiency through the adoption of shared services and enabling technologies. In order to achieve this goal, we intend to deploy enabling technologies to support enterprise master data management, financial management and freight forwarding operations management. We are currently assessing the current scope and deployment schedule as well as the anticipated costs and benefits of the overall program. As with any significant IT-enabled business transformation, we face various challenges and risks with regard to our 4asONE program, including risks associated with cost increases and changes to our scope, anticipated cost structure, technical difficulties and delays associated with the development and implementation of 4asONE. As a result of these and other issues, the anticipated costs, expected benefits, overall scope and/or deployment schedule may change, and these changes may be material.
Fiscal 2010 Cost Reduction Plans
In March 2009, the company announced certain actions to reduce costs, some of which were implemented commencing in the fourth quarter of fiscal 2009. These actions included a salary freeze and a revision to the company’s incentive structure for fiscal 2010, a reduction in headcount where appropriate in accordance with volume declines and further controlling of discretionary expenses such as travel. These actions are expected to reduce operating costs for fiscal 2010 by approximately $50.0 million from our annualized fourth-quarter fiscal 2009 levels, on an organic, constant currency basis.
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
During the six months ended July 31, 2009, the company incurred aggregate pre-tax restructuring charges of $1.2 million. There were no restructuring charges incurred during the six months ended July 31, 2008. As of July 31, 2009, the company completed the information technology restructuring plan. All costs associated with the plan were cash expenditures.
In addition to the restructuring charges described above, during the six months ended July 31, 2009, the company incurred approximately $5.0 million in advisory and ancillary costs associated with the plan.
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
Acquisitions that we completed on or after February 1, 2008 affect the comparison of our operating results between the second quarter of fiscal 2010 versus the comparable prior-year period.
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
The allocation of the purchase price as of the date of acquisition resulted in total assets acquired, liabilities assumed and noncontrolling interest of $22.0 million, $19.7 million and $0.8 million, respectively. Total assets acquired at estimated fair value comprised of current assets of $15.5 million, comprised primarily of trade receivables and inventory of $8.1 million and $3.9 million, respectively, and noncurrent assets of $6.5 million, of which $2.9 million and $1.5 million have been allocated to goodwill and intangible assets, respectively. The company determined that none of the goodwill is deductible for tax purposes. The amortization period of the client contracts and relationships acquired is seven years as of the date of acquisition. Total liabilities assumed at estimated fair value were comprised of current liabilities of $18.5 million, primarily related to trade payables and other accrued liabilities, and noncurrent liabilities of $1.3 million. The noncontrolling interest is associated with an indirect subsidiary held by MPL. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.
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

Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan, anticipated changes in certain tax benefits, anticipated costs, benefits and timing associated with the 4asONE project, the anticipated outcome of litigation, the company’s ability to meet its capital and liquidity requirements for the foreseeable future, expected trends in revenue, the anticipated impact of various cost reduction efforts and the expected timing and anticipated impact of the proposed information technology restructuring plan and the estimated costs, savings and benefits associated with the plan. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the recent global economic slowdown that is adversely affecting trade volumes and the financial condition of many of our customers; volatility and uncertainty in global capital and credit markets which may adversely impact our operations; planned or unplanned consequences of our business transformation efforts; our clients’ demand for our services; including further declines in freight and logistics volumes across our service lines; the impact of cost reduction measures recently undertaken by the company and the amount and timing of the expected benefits from such measures; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; or material reductions in capacity by carriers; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of, the ongoing publicly announced investigations by the U.S. Department of Justice, the European Commission and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies and of the realignment of the company’s executive management structure; with respect to the information technology restructuring plan specifically, unexpected severance and employee termination costs, delays in the completion of the proposed restructuring, higher than expected outsourcing costs, factors impacting the functionality of our information technology systems resulting in increased costs and unexpected delays in the proposed information technology restructuring plan; disruptions caused by epidemics, conflicts, wars and terrorism; the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission (SEC); and other factors outside our control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties and other factors discussed under Part II, Item 1A below and elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC (together with any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q, including this quarterly report), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results for the second quarter and first half of fiscal 2010 compared to the second quarter and first half of fiscal 2009. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2009, which are included in our Annual Report on Form 10-K for the year ended January 31, 2009, on file with the SEC. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
Segment Operating Results
The company’s operations are principally managed by core business operations. As discussed above in Note 1 “Presentation of Financial Statements” of our Notes to the Consolidated Financial Statements, our operations are broken into the following reportable segments: Freight Forwarding and Contract Logistics and Distribution. Certain corporate costs are allocated to the operating segments directly. The remaining corporate costs are those that are not specifically attributable to operating segments and are presented separately. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. For the purposes of management discussion and analysis, net revenue is the term management uses to describe revenues minus purchased transportation costs. Our revenues and operating income by operating segment for the three and six months ended July 31, 2009 and 2008, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended July 31,
	2009				2008
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$539,364	$301,138	$—	$840,502	$876,136	$378,951	$—	$1,255,087

Purchased transportation costs	390,259	110,877	—	501,136	681,855	157,251	—	839,106
Staff costs	85,397	97,637	3,629	186,663	102,889	117,563	2,279	222,731
Depreciation and amortization	3,722	6,664	105	10,491	3,903	7,029	84	11,016
Amortization of intangible assets	987	1,825	—	2,812	845	2,234	—	3,079
Other operating expenses	38,313	71,403	7,276	116,992	47,702	83,079	4,763	135,544

Total operating expenses	518,678	288,406	11,010	818,094	837,194	367,156	7,126	1,211,476

Operating income/(loss)	$20,686	$12,732	$(11,010)	$22,408	$38,942	$11,795	$(7,126)	$43,611

	Change to three months ended July 31, 2009
	from three months ended July 31, 2008
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$(336,772)	$(77,813)	$—	$(414,585)	(38)%	(21)%	—%	(33)%

Purchased transportation costs	(291,596)	(46,374)	—	(337,970)	(43)	(29)	—	(40)
Staff costs	(17,492)	(19,926)	1,350	(36,068)	(17)	(17)	59	(16)
Depreciation and amortization	(181)	(365)	21	(525)	(5)	(5)	25	(5)
Amortization of intangible assets	142	(409)	—	(267)	17	(18)	—	(9)
Other operating expenses	(9,389)	(11,676)	2,513	(18,552)	(20)	(14)	53	(14)

Total operating expenses	(318,516)	(78,750)	3,884	(393,382)	(38)	(21)	55	(32)

Operating income/(loss)	$(18,256)	$937	$(3,884)	$(21,203)	(47)%	8%	55%	(49)%

	Six months ended July 31,
	2009				2008
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$1,032,954	$575,904	$—	$1,608,858	$1,702,329	$737,208	$—	$2,439,537

Purchased transportation costs	749,623	210,362	—	959,985	1,332,379	301,674	—	1,634,053
Staff costs	166,302	189,015	7,149	362,466	202,060	232,673	4,690	439,423
Depreciation and amortization	7,349	12,792	204	20,345	7,715	13,323	167	21,205
Amortization of intangible assets	1,813	3,636	—	5,449	1,690	4,491	—	6,181
Restructuring charges	—	—	1,231	1,231	2,382	3,654	—	6,036
Other operating expenses	76,178	136,894	6,050	219,122	89,280	166,357	9,721	265,358

Total operating expenses	1,001,265	552,699	14,634	1,568,598	1,635,506	722,172	14,578	2,372,256

Operating income/(loss)	$31,689	$23,205	$(14,634)	$40,260	$66,823	$15,036	$(14,578)	$67,281

	Change to six months ended July 31, 2009
	from six months ended July 31, 2008
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$(669,375)	$(161,304)	$—	$(830,679)	(39)%	(22)%	—%	(34)%

Purchased transportation costs	(582,756)	(91,312)	—	(674,068)	(44)	(30)	—	(41)
Staff costs	(35,758)	(43,658)	2,459	(76,957)	(18)	(19)	52	(18)
Depreciation and amortization	(366)	(531)	37	(860)	(5)	(4)	22	(4)
Amortization of intangible assets	123	(855)	—	(732)	7	(19)	—	(12)
Restructuring charges	(2,382)	(3,654)	1,231	(4,805)	(100)	(100)	100	(80)
Other operating expenses	(13,102)	(29,463)	(3,671)	(46,236)	(15)	(18)	(38)	(17)

Total operating expenses	(634,241)	(169,473)	56	(803,658)	(39)	(23)	—	(34)

Operating income/(loss)	$(35,134)	$8,169	$(56)	$(27,021)	(53)%	54%	—%	(40)%

	Three months ended July 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$202,916	$59,994	$262,910	$311,056	$70,524	$381,580
Americas	113,623	157,439	271,062	171,755	220,133	391,888
Asia Pacific	160,965	9,479	170,444	292,042	9,141	301,183
Africa	61,860	74,226	136,086	101,283	79,153	180,436

Total	$539,364	$301,138	$840,502	$876,136	$378,951	$1,255,087

	Six months ended July 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$386,748	$113,550	$500,298	$593,289	$138,405	$731,694
Americas	219,711	309,384	529,095	331,545	429,380	760,925
Asia Pacific	306,480	16,788	323,268	580,790	16,793	597,583
Africa	120,015	136,182	256,197	196,705	152,630	349,335

Total	$1,032,954	$575,904	$1,608,858	$1,702,329	$737,208	$2,439,537

	Three months ended July 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$59,140	$38,423	$97,563	$80,658	$44,607	$125,265
Americas	35,295	87,530	122,825	43,706	114,836	158,542
Asia Pacific	36,184	6,627	42,811	45,622	5,814	51,436
Africa	18,486	57,681	76,167	24,295	56,443	80,738

Total	$149,105	$190,261	$339,366	$194,281	$221,700	$415,981

	Six months ended July 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$109,926	$75,310	$185,236	$150,284	$84,996	$235,280
Americas	69,360	172,920	242,280	85,228	230,258	315,486
Asia Pacific	69,498	11,799	81,297	87,283	10,948	98,231
Africa	34,547	105,513	140,060	47,155	109,332	156,487

Total	$283,331	$365,542	$648,873	$369,950	$435,534	$805,484

	Three months ended		Six months ended
	July 31,		July 31,
	2009	2008	2009	2008

Revenues:
Airfreight forwarding	$270,010	$456,359	$509,298	$905,514
Ocean freight forwarding	205,548	333,956	397,614	627,459
Customs brokerage	23,363	30,512	43,312	58,657
Contract logistics	157,736	177,410	300,662	342,213
Distribution	104,514	156,327	203,014	305,706
Other	79,331	100,523	154,958	199,988

Total	$840,502	$1,255,087	$1,608,858	$2,439,537

Purchased transportation costs:
Airfreight forwarding	$197,906	$358,361	$373,262	$719,487
Ocean freight forwarding	162,865	279,779	315,275	528,444
Customs brokerage	1,564	2,026	2,682	3,555
Contract logistics	28,787	24,962	52,178	45,835
Distribution	69,399	114,716	135,898	220,073
Other	40,615	59,262	80,690	116,659

Total	$501,136	$839,106	$959,985	$1,634,053

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended		Six months ended
	July 31,		July 31,
	2009	2008	2009	2008

Revenues:
Airfreight forwarding	32%	36%	32%	37%
Ocean freight forwarding	25	27	25	26
Customs brokerage	3	2	3	2
Contract logistics	19	14	19	14
Distribution	12	13	12	13
Other	9	8	9	8

Total revenues	100	100	100	100

Purchased transportation costs:
Airfreight forwarding	24%	29%	23%	29%
Ocean freight forwarding	19	22	20	22
Customs brokerage	*	*	*	*
Contract logistics	3	2	3	2
Distribution	8	9	8	9
Other	6	5	6	5

Total Purchased transportation costs	60	67	60	67

Staff costs	22	18	23	18
Depreciation and amortization	1	1	1	1
Amortization of intangible assets	*	*	*	*
Restructuring charges	*	*	*	*
Other operating expenses	14	11	14	11

Total operating expenses	97	97	98	97

Operating income	3	3	2	3
Interest income	*	*	*	*
Interest expense	1	1	1	1
Other income	*	*	*	*

Pretax income	2	3	2	2
Provision for income taxes	1	1	1	1

Income from continuing operations, net of tax	2	2	1	2
Discontinued operations, net of tax	*	*	*	*

Net income	2	3	1	2
Net income attributable to noncontrolling interests	*	*	*	*

Net income attributable to UTi Worldwide Inc.	1%	3%	1%	2%

*	Less than one percent.
Three months ended July 31, 2009 compared to three months ended July 31, 2008
Total revenue decreased $414.6 million, or 33%, to $840.5 million for the second quarter of fiscal 2010, compared to total revenue of $1,255.1 million for the corresponding prior year period. The decrease in revenue was primarily the result of significant declines in freight and logistics volumes across all our service lines when compared to the corresponding prior year period and, to a lesser degree, to foreign currency fluctuations which we estimate resulted in a decrease in revenues of $65.3 million for the second quarter of fiscal 2010 compared to the corresponding prior year period.

Total net revenue decreased $76.6 million, or 18%, to $339.4 million for the second quarter of fiscal 2010, compared to total net revenue of $416.0 million for the corresponding prior year period. The decrease in net revenue was primarily the result of significant declines in freight and logistics volumes across all our service lines when compared to the corresponding prior year period. Foreign currency fluctuations also contributed to this decrease and are estimated to have accounted for $27.3 million of the decline in net revenues for the second quarter of fiscal 2010 compared to the corresponding prior year period. The decrease in net revenue was partially offset by an improvement in our freight forwarding yields in the quarter.
Freight forwarding revenue decreased $336.8 million, or 38%, to $539.4 million for the second quarter of fiscal 2010, compared to $876.1 million for the corresponding prior year period. The decrease was the result of decreased airfreight and ocean freight forwarding volumes in each of our regions over the corresponding prior year period as well as the negative impact of foreign currency fluctuations.
Freight forwarding net revenue decreased $45.2 million, or 23%, to $149.1 million for the second quarter of fiscal 2010, compared to $194.3 million for the corresponding prior year period. Net revenue is a function of revenue movements and expansions or contractions in yields as described below.
Airfreight forwarding revenue decreased $186.3 million, or 41%, to $270.0 million for the second quarter of fiscal 2010, compared to $456.4 million for the corresponding prior year period. We experienced a decline in fuel surcharges as well as a decrease in airfreight tonnage of 16% in the second quarter of fiscal 2010 compared to the corresponding prior year period, which reflects the challenging market conditions that we have experienced since the middle of fiscal 2009.
Although airfreight forwarding revenue decreased 41% for the second quarter of fiscal 2010, airfreight forwarding yields expanded, causing airfreight forwarding net revenue to decrease to a lesser degree than the decrease in airfreight forwarding revenue. Airfreight forwarding net revenue decreased $25.9 million, or 26%, to $72.1 million for the second quarter of fiscal 2010 compared to $98.0 million for the corresponding prior year period. Airfreight yields, computed as net revenue divided by revenue, were 27%, an increase of 500 basis points compared to 22% for the corresponding prior year period. Excluding the impact of fuel surcharges in the quarter, airfreight yields would have increased to 31% from an adjusted yield of 27% for the corresponding prior year period. This yield expansion was caused by a more favorable airfreight pricing environment, our airfreight purchasing initiatives, including the leveraging of spot-pricing, and the elimination of low-yielding businesses during fiscal 2009.
Ocean freight forwarding revenues decreased $128.4 million, or 38%, to $205.5 million for the second quarter of fiscal 2010, compared to $333.9 million for the corresponding prior year period. Ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs) decreased 16% during the second quarter of fiscal 2010, compared to the corresponding prior year period.
Ocean freight forwarding net revenues decreased $11.5 million, or 21%, to $42.7 million for the second quarter of fiscal 2010, compared to $54.2 million for the corresponding prior year period. As with airfreight, ocean freight yields expanded during the second quarter of fiscal 2010, compared to the corresponding prior year period, causing ocean freight net revenue to decline to a lesser degree. For the second quarter of fiscal 2010, ocean freight yields expanded 500 basis points to 21% from 16% for the corresponding prior year period.
Customs brokerage revenue decreased $7.1 million, or 23%, to $23.4 million for the second quarter of fiscal 2010, compared to $30.5 million for the corresponding prior year period. The decrease was primarily due to the corresponding decrease in custom brokerage volumes over the comparative periods as a result of the reduced freight forwarding volumes described above.
Other freight forwarding related revenues decreased $14.9 million, or 27%, to $40.4 million for the second quarter of fiscal 2010, compared to $55.3 million for the corresponding prior year period, primarily due to decreases in road freight and other volumes associated with decreases in underlying freight forwarding movements as well as the negative impact of foreign currency fluctuations.

Staff costs in our freight forwarding segment decreased $17.5 million, or 17%, to $85.4 million for the second quarter of fiscal 2010, compared to $102.9 million for the corresponding prior year period. As a percentage of freight forwarding segment revenue, staff costs in the freight forwarding segment were approximately 16% and 12% for the second quarters of fiscal 2010 and 2009, respectively. Other operating costs in the freight forwarding segment decreased $9.4 million, or 20%, to $38.3 million in the second quarter of fiscal 2010, compared to $47.7 million for the corresponding prior year period. The decrease in staff costs and other operating costs in our freight forwarding segment are primarily due to headcount reductions undertaken since the corresponding prior year period as a result of decreased freight forwarding volumes.
Contract logistics and distribution revenue decreased $77.8 million, or 21%, to $301.1 million for the second quarter of fiscal 2010, compared to $379.0 million for the corresponding prior year period. The exit of certain business activities since the corresponding prior year period contributed to $7.8 million of this decrease. The remaining decrease was due to the decline in logistics volumes and associated reductions in distribution requirements primarily as a result of the weak economic environment.
Contract logistics revenue decreased $19.7 million, or 11%, to $157.7 million for the second quarter of fiscal 2010, compared to $177.4 million for the corresponding prior year period. The remaining decrease was due to the decline in logistics services due to the weak economic environment compared to the same period last year.
Distribution revenue decreased $51.8 million, or 33%, to $104.5 million for the second quarter of fiscal 2010, compared to $156.3 million for the corresponding prior year period. The decline in revenue was partially offset by a reduction in fuel prices over the comparative period. Distribution net revenue decreased $6.5 million, or 16%, to $35.1 million for the second quarter of fiscal 2010, compared to $41.6 million for the corresponding prior year period.
Other contract logistics and distribution related revenues decreased $6.3 million, or 14%, to $38.9 million for the second quarter of fiscal 2010, compared to $45.2 million for the corresponding prior year period, primarily due to the underlying contract logistics and distribution activity described above.
Staff costs in the contract logistics and distribution segment decreased $19.9 million, or 17%, to $97.6 million for the second quarter of fiscal 2010, as compared to $117.6 million for the corresponding prior year period. Other operating costs decreased by $11.7 million, or 14%, to $71.4 million for the second quarter of fiscal 2010, compared to $83.1 million for the corresponding prior year period. The decrease in staff costs and other operating costs in our contract logistics and distribution segment are primarily due to headcount reductions undertaken in light of the decreased volumes and the exited operations since the corresponding prior year period.
Total depreciation and amortization expense for all segments was $10.5 million for the second quarter of fiscal 2010, compared to $11.0 million for the corresponding prior year period. There were no significant acquisitions completed since the second quarter of the preceding fiscal year. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenue for the second quarters of fiscal 2010 and 2009.
Other operating expenses at corporate were $7.3 million, compared to $4.8 million incurred during the corresponding prior-year period. Included in other operating activities at corporate for the comparative periods were legal fees and other related expenses of $0.4 million and $0.7 million, for the second quarter of fiscal 2010 and 2009, respectively, incurred by us as a result of the publicly announced investigations by the United States Department of Justice (U.S. DOJ), the European Commission (EC) and other regulatory agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other related investigations and lawsuits. We expect that we will continue to incur substantial legal costs and related expenses until the pending investigations by the U.S. DOJ and other foreign governmental agencies, and any civil litigation relating to these matters, are resolved. If the governmental investigations or litigation result in a determination adverse to us and/or our current or former officers, directors or employees, the company could incur substantial costs, fines and/or penalties, which could have a material adverse impact on our financial condition, results of operations and cash flows.

Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $188.3 million of principle was outstanding as of July 31, 2009, and capital lease obligations. Interest income and interest expense decreased $1.0 million or 31%, and $2.8 million, or 38%, respectively, compared to the corresponding prior year period.
Our effective income tax rate for the second quarter of fiscal 2010 was 31%, resulting in a provision for income taxes of $5.9 million compared to pretax income of $19.3 million. Our effective income tax rate for the second quarter of fiscal 2009 was 25%. The company expects our effective tax rate for fiscal 2010 to be between 29% and 31%, however, the actual effective tax rate will depend on a variety of factors, including the geographic mix of our business during the second half of fiscal 2010.
Income from continuing operations decreased $16.3 million, to $13.4 million for the second quarter of fiscal 2010, compared to income from continuing operations of $29.7 million for the corresponding prior year period.
Discontinued operations include the operations of the company’s art packing businesses in our EMENA region, the majority of which was sold on July 31, 2008 as part of the company’s ongoing effort to focus on its core businesses. The remaining portion of the art packing business was sold on August 1, 2008.
Net income attributable to noncontrolling interests increased $0.5 million, to $1.7 million from $1.2 million for the corresponding period. This increase was the result of increased net income from operations with noncontrolling interests.
Six months ended July 31, 2009 compared to six months ended July 31, 2008
Total revenue decreased $830.7 million, or 34%, to $1,608.9 million for the six months ended July 31, 2009, compared to total revenue of $2,439.5 million for the corresponding prior year period. The decrease in revenue was primarily the result of significant declines in freight and logistics volumes across all our service lines when compared to the corresponding prior year period and, to a lesser degree, to foreign currency fluctuations which we estimate resulted in a decrease in revenues of $169.0 million for the six months ended July 31, 2009 compared to the corresponding prior year period.
Total net revenue decreased $156.6 million, or 19%, to $648.9 million for the six months ended July 31, 2009, compared to total net revenue of $805.5 million for the corresponding prior year period. The decrease in net revenue was primarily the result of significant declines in freight and logistics volumes across all of our service lines when compared to the corresponding prior year period. Foreign currency fluctuations also contributed to this decrease and are estimated to have accounted for $72.0 million of the decline in the six months ended July 31, 2009 compared to the corresponding prior year period. The decrease in net revenue was partially offset by an improvement in our freight forwarding yields in the first six months of fiscal 2010 compared to the corresponding prior year period.
Freight forwarding revenue decreased $669.4 million, or 39%, to $1,033.0 million for the six months ended July 31, 2009, compared to $1,702.3 million for the corresponding prior year period. The decrease was the result of decreased airfreight and ocean freight forwarding volumes in each of our regions over the corresponding prior year period as well as the negative impact of foreign currency fluctuations.
Freight forwarding net revenue decreased $86.6 million, or 23%, to $283.3 million for the six months ended July 31, 2009, compared to $370.0 million for the corresponding prior year period. Net revenue is a function of revenue movements and expansions or contractions in yields as described below.
Airfreight forwarding revenue decreased $396.2 million, or 44%, to $509.3 million for the six months ended July 31, 2009, compared to $905.5 million for the corresponding prior year period. We experienced a decline in fuel surcharges as well as a decrease in airfreight tonnage of 25% in the six months ended July 31, 2009 compared to the corresponding prior year period, which reflects the challenging market conditions that we have experienced since the middle of fiscal 2009.

Although airfreight forwarding revenue decreased 44% for the six months ended July 31, 2009, airfreight forwarding yields expanded, causing airfreight forwarding net revenue to decrease to a lesser degree than the decrease in airfreight forwarding revenue. Airfreight forwarding net revenue decreased $50.0 million, or 27%, to $136.0 million for the six months ended July 31, 2009 compared to $186.0 million for the corresponding prior year period. Airfreight yields, for the first six months of fiscal 2010, computed as net revenue as a percentage of revenue, were 27%, an increase of 600 basis points when compared to 21% for the corresponding prior year period. Excluding the impact of fuel surcharges in the period, airfreight yields would have increased to 31% from an adjusted yield of 27% for the corresponding prior year period. This yield expansion was caused by a more favorable airfreight pricing environment, our airfreight purchasing initiatives, including the leveraging of spot-pricing and the elimination of low-yielding businesses during fiscal 2009.
Ocean freight forwarding revenues decreased $229.8 million, or 37%, to $397.6 million for the six months ended July 31, 2009, compared to $627.5 million for the corresponding prior year period. Ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs) decreased 20% during the six months ended July 31, 2009, compared to the corresponding prior year period.
Ocean freight forwarding net revenues decreased $16.7 million, or 17%, to $82.3 million for the six months ended July 31, 2009, compared to $99.0 million for the corresponding prior year period. As with airfreight, ocean freight yields expanded during the six months ended July 31, 2009, compared to the corresponding prior year period, causing ocean freight net revenue to decline to a lesser degree. For the six months ended July 31, 2009, ocean freight yields expanded 500 basis points to 21% from 16% for the corresponding prior year period.
Customs brokerage revenue decreased $15.3 million, or 26%, to $43.3 million for the six months ended July 31, 2009, compared to $58.7 million for the corresponding prior year period. The decrease was primarily due to the corresponding decrease in custom brokerage volumes over the comparative periods as a result of the reduced freight forwarding volumes described above.
Other freight forwarding related revenues decreased $28.0 million, or 25%, to $82.7 million for the six months ended July 31, 2009, compared to $110.7 million for the corresponding prior year period, primarily due to decreases in road freight and other volumes associated with decreases in underlying freight forwarding movements as well as the negative impact of foreign currency fluctuations.
Staff costs in our freight forwarding segment decreased $35.8 million, or 18%, to $166.3 million for the six months ended July 31, 2009, compared to $202.0 million for the corresponding prior year period. As a percentage of freight forwarding segment revenue, staff costs in the freight forwarding segment were approximately 16% and 12% for the first six months of fiscal 2010 and 2009, respectively. Other operating costs in the freight forwarding segment decreased $13.1 million, or 15%, to $76.2 million in the six months ended July 31, 2009, compared to $89.3 million for the corresponding prior year period. The decrease in staff costs and other operating costs in our freight forwarding segment are primarily due to headcount reductions undertaken since the corresponding prior year period as a result of a the decreased freight forwarding volumes.
Contract logistics and distribution revenue decreased $161.3 million, or 22%, to $575.9 million for the six months ended July 31, 2009, compared to $737.2 million for the corresponding prior year period. The exit of certain business activities since the corresponding prior year period contributed to $22.6 million of this decrease. The remaining decrease was due to the decline in logistics volumes and associated reductions in distribution requirements primarily as a result of the weak economic environment.
Contract logistics revenue decreased $41.6 million, or 12%, to $300.7 million for the six months ended July 31, 2009, compared to $342.2 million for the corresponding prior year period. The exit of certain business activities since the corresponding prior year period contributed to $16.8 million of the decrease. The remaining decrease was due to the decline in logistics services due to the weak economic environment compared to the same period last year.

Distribution revenue decreased $102.7 million, or 34%, to $203.0 million for the six months ended July 31, 2009, compared to $305.7 million for the corresponding prior year period. The exit of certain business activities since the corresponding prior year period contributed to $5.7 million of this decrease. The decline in revenue was partially offset by a reduction in fuel prices over the comparative period. Distribution net revenue decreased $18.5 million, or 22%, to $67.1 million for the six months ended July 31, 2009, compared to $85.6 million for the corresponding prior year period.
Other contract logistics and distribution related revenues decreased $17.1 million, or 19%, to $72.2 million for the six months ended July 31, 2009, compared to $89.3 million for the corresponding prior year period, primarily due to the underlying contract logistics and distribution activity described above.
Staff costs in the contract logistics and distribution segment decreased $43.7 million, or 19%, to $189.0 million for the six months ended July 31, 2009, as compared to $232.7 million for the corresponding prior year period. Other operating costs decreased by $29.5 million, or 18%, to $136.9 million for the six months ended July 31, 2009, compared to $166.4 million for the corresponding prior year period. The decrease in staff costs and other operating costs in our contract logistics and distribution segment are primarily due to headcount reductions undertaken in light of the decreased volumes and the exited operations since the corresponding prior year period.
Total depreciation and amortization expense for all segments was $20.3 million for the six months ended July 31, 2009, compared to $21.2 million for the corresponding prior year period. There were no significant acquisitions completed since the first quarter of the preceding fiscal year. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenue for the first six months of fiscal 2010 and 2009.
During the fourth quarter of fiscal 2009, the company initiated its Information Technology Cost Reduction Plan (Enterprise Information Technology (EIT) Restructure Plan) and incurred related restructuring charges. Total restructuring charges were $1.2 million for the six months ended July 31, 2009, compared to $6.0 million for the corresponding prior year period. The company has completed its exit activities under this plan during the first six months of fiscal 2010.
During the six months ended July 31, 2009 the company recognized a gain on the sale of property in South Africa of $6.3 million. This gain is included as a reduction of other operating expenses at corporate. Excluding this gain, other operating expenses at corporate were $12.3 million, compared to $9.7 million incurred during the corresponding prior-year period. Included in other operating expenses at corporate for the six months ended July 31, 2009 were restructuring related charges of $1.2 million which were not part of the EIT Restructure Plan. Included in other operating activities at corporate for the comparative periods were legal fees and other related expenses of $0.8 million and $3.2 million, for the six months ended July 31, 2009 and 2008, respectively, incurred by us as a result of the publicly announced investigations by the United States Department of Justice (U.S. DOJ), the European Commission (EC) and other regulatory agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other related investigations and lawsuits. We expect that we will continue to incur substantial legal costs and related expenses until the pending investigations by the U.S. DOJ and other foreign governmental agencies, and any civil litigation relating to these matters, are resolved. If the governmental investigations or litigation result in a determination adverse to us and/or our current or former officers, directors or employees, the company could incur substantial costs, fines and/or penalties, which could have a material adverse impact on our financial condition, results of operations and cash flows.
Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $188.3 million of principle was outstanding as of July 31, 2009, and capital lease obligations. Interest income and interest expense decreased $1.4 million or 23%, and $4.3 million, or 29%, respectively, compared to the corresponding prior year period.

Our effective income tax rate for the six months ended July 31, 2009 was 31%, resulting in a provision for income taxes of $10.2 million compared to pretax income of $33.5 million. Our effective income tax rate for the first six months of fiscal 2009 was 26%. The increase in our effective tax rate for the first six months of fiscal 2010 compared to the corresponding period in the prior year is primarily attributable to the mix of taxable income across geographic regions. The company expects our effective tax rate for fiscal 2010 to be in a range between 29% and 31%, however, the actual effective tax rate will depend on a variety of factors, including the geographic mix of our business during the second half of fiscal 2010.
Income from continuing operations decreased $20.6 million, to $23.3 million for the six months ended July 31, 2009, compared to income from continuing operations of $43.9 million for the corresponding prior year period.
Discontinued operations include the operations of the company’s art packing businesses in our EMENA region, the majority of which was sold on July 31, 2008 as part of the company’s ongoing effort to focus on its core businesses. The remaining portion of the art packing business was sold on August 1, 2008.
Net income attributable to noncontrolling interests decreased $0.3 million, to $1.7 million from $2.0 million for the corresponding period. This decrease was the result of decreased net income from operations with noncontrolling interests.
Liquidity and Capital Resources
As of July 31, 2009, our cash and cash equivalents totaled $317.5 million, representing an increase of $60.7 million from January 31, 2009, resulting from $26.6 million of net cash provided by our operating, investing and financing activities and an increase of $34.0 million related to the effect of foreign exchange rate changes on our cash balances.
The company’s primary source of liquidity is the cash generated from operating activities. Our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and fourth quarter results are traditionally weaker compared to our other fiscal quarters. Cash flows also fluctuate as a result of this seasonality. Historically our fourth quarter generates the most positive quarterly cash flows for the year as this quarter is slower when compared to the preceding third quarter due to the holiday season and our collections during the fourth quarter generally exceed our billings to customers. Our second and third quarters are typically the strongest quarters from a profitability perspective and have historically resulted in the consumption of cash.
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
During the first half of fiscal 2010, we generated approximately $66.3 million in net cash from operating activities. This resulted from net income attributable to UTi Worldwide Inc. of $23.3 million plus depreciation and amortization of intangible assets totaling $25.8 million, a decrease in other items totaling $1.7 million, a decrease in trade payables and other current liabilities of $67.7 million, and a decrease in trade receivables and other current assets of $86.6 million. The weak economic conditions experienced in the fourth quarter of fiscal 2009 continued into the first half of fiscal 2010 and, as a result the company did not experience the normal seasonal increases in volumes following the traditionally slower fourth quarter. Accordingly, cash outflows from operations were lower in the second quarter of fiscal 2010 when compared to past second fiscal quarter periods resulting in favorable second quarter cash flows from operations compared to historical trends.
During the first half of fiscal 2010, cash used for capital expenditures was approximately $16.8 million, consisting primarily of computer hardware and software and furniture, fixtures and fittings. Based on our current operations, we expect our capital expenditures to remain in line with our business operations. Included in cash used in investing activities were proceeds of $10.9 million for the disposal of property, plant and equipment, including $8.1 million for our disposal of property in South Africa. During the first half of fiscal 2010, we used an aggregate of $2.0 million of cash for acquisitions and earn-out payments.

The following outlines certain of our recently paid and future potential earn-out payments related to prior acquisitions.
•
Our last remaining earn-out payment relating to the acquisition of Perfect Logistics will be based on the acquired operation’s earnings over the twelve-month period ended May 31, 2009, and is subject to a maximum U.S. dollar equivalent of approximately $4.7 million as of July 31, 2009. We do not expect to make the final payment in regard to this earn-out.

•
We anticipate making one further contingent earn-out payment subject to a maximum of $4.2 million related to our acquisition of Concentrek, which will be calculated based on a multiple of Concentrek’s earnings for the twelve-month period ending January 31, 2010.

•
One remaining contingent earn-out payment related to our acquisition of Logica GmbH will be calculated based on a multiple of the acquired operation’s earnings for the twelve-month period ending January 31, 2010. This earn-out payment is subject to a maximum of 10.0 million Euros in the aggregate (equivalent to approximately $14.1 million as of July 31, 2009). We do not expect to make the final payment in regard to this earn-out.

•
We anticipate making two contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $19.6 million in the aggregate, which will be offset against the initial purchase price of $1.0 million and will be calculated based on a multiple of the acquired operations future earnings for each of the twelve month periods ending January 31, 2011. We made a payment of $0.9 million in June 2009, relating to the twelve month period ended January 31, 2009.

•
We anticipate making two contingent earn-out payments related to our acquisition of UTi Pharma Slovakia, s.r.o. These payments are subject to a maximum of $3.0 million in the aggregate and are to be calculated based on a multiple of the acquired operation’s earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.

Our financing activities during the second quarter of fiscal 2010 used $32.7 million of cash, primarily due to payments of $34.7 million for bank lines of credit, $2.1 million for short term borrowings, $37.0 million for long term bank borrowings, debt issuance costs of $4.2 million and $10.7 million for the repayment of capital lease obligations with an offset of $56.5 million from proceeds from the issuance of long term borrowings.
Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive income as a result of foreign currency translation adjustments, net of tax, was $35.3 million and $59.8 million for the three and six months ended July 31, 2009, respectively. Other comprehensive income as a result of foreign currency translation adjustments, net of tax, was $2.4 million and $10.7 million for the three and six months ended July 31, 2008, respectively. The movement during the second quarter of fiscal 2010 was caused primarily by depreciation of the U.S. dollar against the South African rand, which had the most significant impact on the company’s quarterly translation adjustment.
Credit Facilities and Senior Notes
The company has various credit, letter of credit and guarantee facilities, including the two letter of credit facilities and the South African facility described in more detail below. At July 31, 2009, the aggregate amount available to borrow under all facilities totaled approximately $321.3 million. As of July 31, 2009, loans outstanding under these facilities totaled approximately $47.3 million and letters of credit and guarantees outstanding under these facilities totaled approximately $160.5 million (excluding letters of credit (or the portion thereof) used to support loans outstanding). At July 31, 2009, we had approximately $113.5 million of available, unused capacity under these facilities.

The purpose of these facilities is to provide the company with working capital, customs and other guarantees, letters of credit and funds for general corporate purposes. Due to the global nature of the company’s business, a number of financial institutions are utilized to provide the company with credit facilities.
On July 9, 2009, (i) the company and certain of its subsidiaries entered into (a) a letter of credit facility pursuant to an agreement (ABN/RBS Letter of Credit Agreement) with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc, and (b) a letter of credit facility pursuant to an agreement (Nedbank Letter of Credit Agreement and, together with the ABN/RBS Letter of Credit Agreement, the Letter of Credit Agreements) with Nedbank Limited, acting through its London Branch, and (ii) certain of the company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (South African Facilities Agreement) with Nedbank Limited, acting through its Corporate Banking Division.
The Letter of Credit Agreements, the South African Facilities Agreement and the 2009 Senior Notes (referred to below) replaced the company’s former $250.0 million credit facility agreement (2006 Facility Agreement) with ABN and various other financial institutions party thereto. All loans previously outstanding under the 2006 Facility Agreement were refinanced or paid and all letters of credit previously issued under the 2006 Facility Agreement were terminated or supported with new letters of credit in connection with the execution of the Letter of Credit Agreements, the South African Facilities Agreement and the issuance of the 2009 Senior Notes. No early termination penalties were incurred in connection with the termination of the 2006 Facility Agreement.
The ABN/RBS Letter of Credit Agreement provides for an aggregate availability of up to $89.1 million in letters of credit. The ABN/RBS Letter of Credit Agreement provides for two separate letter of credit facilities, which are referred to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. The ABN Letter of Credit Facility consists of a letter of credit facility in the amount of $50.0 million and the RBS Letter of Credit Facility consists of a letter of credit facility in the amount of $39.1 million. As of July 31, 2009, the letters of credit outstanding under the ABN Letter of Credit Facility totaled approximately $27.3 million and the letters of credit outstanding under the RBS Letter of Credit Facility totaled approximately $39.1 million. The ABN Letter of Credit Facility matures on July 9, 2011 and the RBS Letter of Credit Facility matures on December 31, 2009. The availability under the RBS Letter of Credit Facility is reduced on a dollar for dollar basis upon return of each existing letter of credit within the facility through expiration. The company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the company and selected subsidiaries. The company does not believe it will require replacement of the RBS Letter of Credit Facility upon its maturity.
The Nedbank Letter of Credit Agreement provides for an aggregate availability of up to $36.0 million in letters of credit. As of July 31, 2009, the letters of credit outstanding under the Nedbank Letter of Credit Agreement totaled approximately $0.5 million. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.
Pursuant to the terms of the Letter of Credit Agreements, the company is charged fees relating to, among other things, the issuance of letters of credit, the aggregate amount of letters of credit outstanding and the unused portions of these facilities, all at the rates specified in the applicable agreement.
The South African Facilities Agreement provides for a 650.0 million South African rand revolving credit facility, which is comprised of a 400.0 million South African rand working capital facility and a 250.0 million South African rand letter of credit, guarantee and forward exchange contract facility. At July 31, 2009, based on current exchange rates, the revolving credit facility provided for borrowing capacity of $52.9 million. As of July 31, 2009, the borrowings, letters of credit and guarantees under the South African Facilities Agreement totaled approximately $29.9 million, represented by borrowings of $0.1 million and outstanding letters of credit and guarantees of $29.8 million. The South African Facilities Agreement also provides the company’s South African operations with a 150.0 million South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa.

Overdrafts under the new South African working capital facility will bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 1%. The per annum interest rate payable in respect of foreign currency accounts will generally be the London Interbank Offered Rate (LIBOR), or with respect to a foreign currency account in euro, the Euro Interbank Offered Rate (EURIBOR), plus the lender’s cost of funds (to the extent greater than LIBOR or EURIBOR, as applicable), plus 3%. Instruments issued under the letter of credit, guarantee and forward exchange contract facility will bear interest at a rate to be agreed upon in writing by the company’s subsidiaries party to the South African Facilities Agreement and Nedbank.
In addition to the credit, letter of credit and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the company utilizes a number of other financial institutions in certain countries not covered by those agreements to provide it with letters of credit, guarantees and working capital to operate in these countries. Consequently, the use of these particular credit, letter of credit or guarantee facilities is normally restricted to the country in which they originated and a particular credit, letter of credit or guarantee facility may restrict distributions by the subsidiary operating in the country.
On July 9, 2009, the company issued $55.0 million of senior unsecured guaranteed notes (2009 Senior Notes and, together with the 2006 Senior Notes, the Senior Notes) under a note purchase agreement (2009 Note Purchase Agreement, and together with the 2006 Note Purchase Agreement, the Note Purchase Agreements), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes mature on August 9, 2014. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The company is required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the company and selected subsidiaries.
The Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement require the company to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before income taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the company fail to comply with these covenants, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit and guarantee facilities provided thereunder would no longer be available. The company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of July 31, 2009.
Furthermore, the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement each contain cross-default provisions with respect to other indebtedness, giving the lenders under the Letter of Credit Agreements and the South African Facilities Agreement and the note holders under the Note Purchase Agreements the right to declare a default if the company defaults under other indebtedness in some circumstances. Accordingly, defaults under debt agreements could materially and adversely affect our financial condition and results of operations.
On July 13, 2006, the company issued $200.0 million of senior unsecured guaranteed notes (2006 Senior Notes) under a note purchase agreement (2006 Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes mature on July 13, 2011. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The company is required to repay approximately $33.3 million, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of July 31, 2009, the principal amount outstanding under the 2006 Senior Notes was approximately $133.3 million.

Pursuant to the terms of the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement, the Company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, including losses, liabilities and costs relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements. The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement. The Company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements. Liabilities for these indemnification obligations were not material to the Company as a whole as of the dates that each of the respective agreements was entered into or as of July 31, 2009.
Other Factors which May Affect our Liquidity
We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities are subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in our bank credit facilities and in the Note Purchase Agreements. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid. In addition, the amount of dividends that our subsidiaries could declare may be limited in certain countries by exchange controls.
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
There have been no significant changes in the company’s critical accounting policies during the second quarter of fiscal 2010.
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
As of July 31, 2009, there had been no material changes to our exposure to market risks since January 31, 2009, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Item 4. Controls and Procedures
“Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports filed or submitted by it under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
Under the direction and participation of the company’s Chief Executive Officer and Chief Financial Officer, the company’s management has evaluated the company’s disclosure controls and procedures as of July 31, 2009, the end of the period covered by this report. Based upon that evaluation the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes to the company’s internal controls over financial reporting during the second quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
The company and one of its subsidiaries (along with sixteen other global corporations) were named as defendants by a patent holding company, in a patent infringement lawsuit filed on May 7, 2009, in the United States District Court for the Central District of California (Big Baboon, Inc. v. Dell Inc., et. al.). The lawsuit alleges that the company’s eMpower software tools are infringing U.S. Patent Nos. 6,115,690 (the “‘690 patent”) and 6,343,275 (the “‘275 patent”). On July 20, 2009, the company filed and served an amended answer and counterclaims, in which the company answered the allegations in the complaint, asserted various affirmative defenses thereto, and asserted counterclaims against the plaintiff for a declaratory judgment of non-infringement, invalidity and/or unenforceability of the ‘690 and ‘275 patents. The case is currently in its preliminary stages and no amount of damages has been claimed by the plaintiff. It is not currently believed that the infringement claims as asserted will be material to the company as a whole.
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
In May 2009, the company learned that the Brazilian Ministry of Justice is investigating possible alleged cartel activity in the international air and ocean freight forwarding market. As of the date of the filing of this Quarterly Report on Form 10-Q, the company has not been contacted by Brazilian authorities regarding this matter.
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
The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this and together with its expert legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $12.3 million based on exchange rates as of July 31, 2009.
The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $13.4 million, based on exchange rates as of July 31, 2009.
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
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as well as any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q. The disclosures in our Annual Report on Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, except as provided in any amendments, additions and changes thereto as set forth below or as contained in our prior filings of quarterly reports on Form 10-Q.

We have substantial outstanding indebtedness and our outstanding indebtedness could adversely impact our financial condition and results of operations.
In July 2006, we issued $200.0 million of senior unsecured guaranteed notes, which we refer to as the 2006 Senior Notes, pursuant to a note purchase agreement (2006 Note Purchase Agreement) and in July 2009 we issued $55.0 million of senior unsecured guaranteed notes (which notes together with the 2006 Senior Notes are referred to as the Senior Notes) pursuant to a note purchase agreement (which agreement together with the 2006 Note Purchase Agreement are referred to as the Note Purchase Agreements). In addition, in July 2009 we and certain of our direct and indirect subsidiaries entered into two letter of credit facilities (Letter of Credit Agreements) and a South African credit facility (South African Facilities Agreement). We also have other credit, letter of credit and guarantee facilities.
Our indebtedness could have important consequences to us and our shareholders because we must dedicate funds to service our outstanding debt which could limit our ability to use our operating cash flows in other areas of our business or such indebtedness may otherwise increase our vulnerability to general adverse economic and industry conditions, including movements in interest rates, as the interest rates payable pursuant to the Letter of Credit Agreements and the South African Facilities Agreement adjust, and increase our vulnerability to movements in currencies as compared to the U.S. dollar. Our indebtedness could also place us at a competitive disadvantage as compared to our competitors that have less debt as it could limit our ability to capitalize on future business opportunities and to react to competitive pressures or adverse changes.
We may need additional financing to fund our operations, we will need replacement financing for some of our indebtedness, and we may not be able to obtain financing on terms acceptable to us or at all.
We may need additional financing in the future to fund our operations. In addition, when our various credit facilities expire, we will need to obtain replacement financing. In certain circumstances, we could be required to repay our outstanding debt prior to the originally scheduled dates of maturity. For example, if a “Change of Control” (as defined in the Note Purchase Agreements, the Letter of Credit Agreements or the South African Facilities Agreement) occurs or if we do not comply with the covenants or other requirements in the Note Purchase Agreements and our various credit facilities, our outstanding indebtedness may be accelerated and we may not have enough funds to satisfy all of our outstanding obligations under the Senior Notes and such credit facilities.
Replacement or additional financing may involve incurring additional debt or selling equity securities and may or may not be available to us at such time on commercially reasonable terms or otherwise. If we incur additional debt, the risks associated with our business could increase. If we raise capital through the sale of additional equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to timely secure replacement or additional financing when needed, our financial condition and results of operations would likely be adversely affected.

The Letter of Credit Agreements, Note Purchase Agreements and South African Facilities Agreement contain covenants imposing operating and financial restrictions on us. Such covenants limit our operating and financial flexibility and our failure to comply with such covenants could result in an event of default under these agreements.
The Letter of Credit Agreements and the Note Purchase Agreements require that we maintain specified financial ratios and tests. The South African Facilities Agreement contains financial covenants applicable to the borrower group under that credit facility. In addition, the Letter of Credit Agreements, Note Purchase Agreements and South African Facilities Agreement contain various other restrictions and covenants, including covenants customary for these types of financings. These covenants may restrict or may limit our ability to, among other things:
•	incur additional debt or pay dividends or make distribution on our capital stock;
•	create liens or negative pledges with respect to assets;
•	make certain acquisitions, investments, loans or advances or certain expenditures;
•	enter into agreements to lease real or personal property in excess of certain thresholds or to enter into sale and leaseback transactions;
•	change the general nature of our business; or

•	merge or consolidate with other companies or sell assets beyond specified levels.
The covenants, financial ratios and other restrictions in our debt instruments may adversely impact our operations, our ability to secure additional debt financing and our ability to pursue available business opportunities, even if we believe such actions would otherwise be advantageous. Our ability to comply with these covenants, financial ratios and other restrictions may be affected by events beyond our control, such as prevailing trade volumes, adverse economic conditions and changes in the competitive environment. If we do not comply with these covenants, financial ratios and other restrictions and we are unable to obtain any necessary amendments or waivers from the holders of our Senior Notes and the lenders under any affected credit facility, the interest and principal amounts outstanding under the Senior Notes and our credit facilities may become immediately due and payable.
Furthermore, the Note Purchase Agreement, Letter of Credit Agreements and the South African Facilities Agreement each contain cross-default provisions with respect to other indebtedness, giving the lenders under the Letter of Credit Agreements and the South African Facilities Agreement and the note holders under the Note Purchase Agreements the right to declare a default if we default under other indebtedness in some circumstances. Accordingly, defaults under debt agreements could materially and adversely affect our financial condition and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on June 8, 2009 (Annual Meeting):
•	to elect three class “C” directors to our Board of Directors for a term of three years and until their successors are duly elected and qualified;
•	to ratify the appointment of Deloitte & Touche LLP as the company’s independent registered public accountants for the fiscal year ended January 31, 2010;
•	to act upon a proposal to approve the UTi Worldwide Inc. 2009 Long-Term Incentive Plan; and
•	to act upon a proposal to approve the UTi Worldwide Inc. Executive Incentive Plan.

At the Annual Meeting, all of the company’s nominees as listed in the company’s proxy statement were elected. Accordingly, the following individuals were elected as class “C” directors and received the number of votes indicated below:

Name of Nominee	Votes For	Votes Withheld

Brian D. Belchers	82,644,241	3,940,920

Roger I. MacFarlane	84,922,127	1,663,034

Matthys J. Wessels	81,928,641	4,656,520
In addition, C. John Langley, Jr., Allan M. Rosenzweig, Leon J. Level and Eric W. Kirchner, each a continuing director of the company, continued their respective terms of office as a director after the Annual Meeting of shareholders. In addition, at the Annual Meeting:
•	The appointment of Deloitte & Touche LLP was ratified as follows:

Votes For	Votes Against	Abstentions
86,484,427	82,379	18,355
•	The UTi Worldwide Inc. 2009 Long-Term Incentive Plan was approved as follows:

Votes For	Votes Against	Abstentions
59,399,240	16,688,096	3,383,472
•	The UTi Worldwide Inc. Executive Incentive Plan was approved as follows:

Votes For	Votes Against	Abstentions
74,963,869	1,130,140	3,376,799

Item 6. Exhibits

Exhibit		Description
3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10.1	*	UTi Worldwide Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the company’s registration statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.2	*
Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s registration statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.3	*
Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s registration statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.4	*
Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s registration statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.5	*
Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s registration statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.6	*	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10.7
Note Purchase Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.8
Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and ABN AMRO Bank N.V. (ABN) and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.9
Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.10
Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.11	*	Separation Agreement and General Release of Mr. John Hextall, dated as of July 28, 2009 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, filed July 29, 2009)
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: September 4, 2009	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: September 4, 2009	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President — Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit		Description
3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10.1	*	UTi Worldwide Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the company’s registration statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.2	*
Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s registration statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.3	*
Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s registration statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.4	*
Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s registration statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.5	*
Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s registration statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.6	*	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10.7
Note Purchase Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.8
Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and ABN AMRO Bank N.V. (ABN) and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.9
Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.10
Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.11	*	Separation Agreement and General Release of Mr. John Hextall, dated as of July 28, 2009 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, filed July 29, 2009)
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory arrangement.