Form 10-Q
period 2009-10-31
UTi WORLDWIDE INC
filed 2009-12-08
CIK 1124827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At December 8, 2009, the number of shares outstanding of the issuer’s ordinary shares was 100,463,835.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended October 31, 2009

- i -

Part I. Financial Information

Item 1.	Financial Statements
Consolidated Statements of Income
For the three and nine months ended October 31, 2009 and 2008
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	October 31,		October 31,
	2009	2008	2009	2008
	(Unaudited)

Revenues	$967,198	$1,210,107	$2,576,056	$3,649,644

Purchased transportation costs	605,663	801,945	1,565,648	2,435,998
Staff costs	196,675	211,881	559,141	651,304
Depreciation and amortization	11,393	10,727	31,738	31,932
Amortization of intangible assets	2,696	3,458	8,145	9,639
Restructuring charges	—	—	1,231	6,036
Other operating expenses	119,355	128,252	338,477	393,610

Operating income	31,416	53,844	71,676	121,125
Interest income	2,366	4,411	7,322	10,812
Interest expense	(6,520)	(8,502)	(17,227)	(23,501)
Other income/(expense), net	742	1,047	(256)	1,680

Pretax income	28,004	50,800	61,515	110,116
Provision for income taxes	7,537	14,237	17,761	29,692

Income from continuing operations, net of tax	20,467	36,563	43,754	80,424

Discontinued operations:
Operating income, net of tax	—	—	—	100
Gain on sale, net of tax	—	2,088	—	7,404

Net income	20,467	38,651	43,754	87,928

Net income attributable to noncontrolling interests	2,500	770	4,187	2,759

Net income attributable to UTi Worldwide Inc.	$17,967	$37,881	$39,567	$85,169

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.18	$0.36	$0.40	$0.78
Discontinued operations	—	0.02	—	0.08

	$0.18	$0.38	$0.40	$0.86

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.18	$0.36	$0.39	$0.77
Discontinued operations	—	0.02	—	0.07

	$0.18	$0.38	$0.39	$0.84

Number of weighted average common shares outstanding used for per share calculations:
Basic shares	100,066,261	99,511,519	99,888,487	99,342,654
Diluted shares	101,282,940	100,892,907	101,205,008	100,935,780

Amounts attributable to UTi Worldwide Inc. common shareholders:
Income from continuing operations, net of tax	$17,967	$35,793	$39,567	$77,665
Discontinued operations:
Operating income, net of tax	—	—	—	100
Gain on sale, net of tax	—	2,088	—	7,404

Net income	$17,967	$37,881	$39,567	$85,169

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets
As of October 31, 2009 and January 31, 2009
(in thousands, except share amounts)

	October 31,	January 31,
	2009	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$307,554	$256,869
Trade receivables (net of allowance for doubtful accounts of $15,379 and $15,118 as of October 31, 2009 and January 31, 2009, respectively)	730,704	645,275
Deferred income taxes	23,117	19,192
Other current assets	114,814	79,869

Total current assets	1,176,189	1,001,205
Property, plant and equipment (net of accumulated depreciation of $167,883 and $128,662 as of October 31, 2009 and January 31, 2009, respectively)	180,183	163,441
Goodwill	413,585	372,850
Other intangible assets, net	71,863	69,841
Investments	2,348	2,940
Deferred income taxes	20,765	23,831
Other non-current assets	20,607	14,578

Total assets	$1,885,540	$1,648,686

LIABILITIES & EQUITY
Bank lines of credit	$73,548	$69,978
Short-term bank borrowings	9,682	6,899
Current portion of long-term bank borrowings	69,904	66,666
Current portion of capital lease obligations	15,936	15,878
Trade payables and other accrued liabilities	676,639	593,271
Income taxes payable	11,893	10,425
Deferred income taxes	1,500	2,493

Total current liabilities	859,102	765,610

Long-term bank borrowings, excluding current portion	132,688	115,747
Capital lease obligations, excluding current portion	22,602	20,754
Deferred income taxes	27,377	27,542
Retirement fund obligations	8,266	6,947
Other non-current liabilities	18,847	19,116

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock — ordinary shares of no par value: 100,440,386 and 99,901,907 shares issued and outstanding as of October 31, 2009 and January 31, 2009, respectively	458,684	450,553
Retained earnings	372,001	338,461
Accumulated other comprehensive loss	(37,479)	(112,268)

Total UTi Worldwide Inc. shareholders’ equity	793,206	676,746
Noncontrolling interests	23,452	16,224

Total equity	816,658	692,970

Total liabilities and equity	$1,885,540	$1,648,686

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the nine months ended October 31, 2009 and 2008
(in thousands)

	Nine months ended
	October 31,
	2009	2008
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$43,754	$87,928
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs, net	6,354	8,107
Depreciation and amortization	31,738	32,157
Amortization of intangible assets	8,145	9,639
Deferred income taxes	(744)	96
Uncertain tax positions	256	(1,918)
Gain on sale of subsidiaries	—	(7,404)
Tax benefit relating to share-based compensation	1,212	868
Excess tax benefit from share-based compensation	(130)	(464)
Gain on disposal of property, plant and equipment	(6,195)	(1,050)
Other	(171)	801
Changes in operating assets and liabilities:
Decrease/(increase) in trade receivables	10,809	(91,920)
Increase in other assets	(7,800)	(15,702)
(Decrease)/increase in trade payables	(42,355)	32,055
Increase in accrued liabilities and other liabilities	6,770	19,615

Net cash provided by operating activities	51,643	72,808

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21,062)	(39,365)
Proceeds from disposal of property, plant and equipment	11,877	2,453
Proceeds from sale of subsidiaries	—	11,995
(Increase)/decrease in other non-current assets	(448)	4,721
Acquisitions and contingent earn-out payments	(3,133)	(30,736)
Other	387	(3,735)

Net cash used in investing activities	(12,379)	(54,667)

FINANCING ACTIVITIES:
(Decrease)/increase in bank lines of credit	(20,030)	5,378
Increase in short-term borrowings	907	198
Proceeds from issuance of long-term borrowings	56,498	—
Repayment of long-term bank borrowings	(36,938)	(307)
Debt issuance costs	(4,576)	—
Repayment of capital lease obligations	(17,615)	(18,953)
Dividends paid to noncontrolling interests	(998)	(567)
Net proceeds from issuance of ordinary shares	1,647	4,422
Excess tax benefit from share-based compensation	130	464
Dividends paid	(6,027)	(6,141)

Net cash used in financing activities	(27,002)	(15,506)

Effect of foreign exchange rate changes on cash and cash equivalents	38,423	(44,170)

Net increase/(decrease) in cash and cash equivalents	50,685	(41,535)
Cash and cash equivalents at beginning of period	256,869	289,141

Cash and cash equivalents at end of period	$307,554	$247,606

The consolidated statements of cash flows include the activities of discontinued operations.
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and nine months ended October 31, 2009 and 2008 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of October 31, 2009 and January 31, 2009, the consolidated statements of income for the three and nine months ended October 31, 2009 and 2008 and the consolidated statements of cash flows for the nine months ended October 31, 2009 and 2008. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended October 31, 2009 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2010 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.
FASB Codification
In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (FASB Codification, or ASC) as the single source of authoritative nongovernmental U.S. GAAP. This guidance identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with U.S. GAAP. The FASB Codification became effective for the Company in the third quarter of fiscal 2010 and where possible, previously disclosed FASB references have been replaced with FASB Codification references. For further information, see Note 2, “Recent Accounting Pronouncements”.
Income Taxes
Income tax expense for the nine months ended October 31, 2009 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
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
Effective October 16, 2009, the Company acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L. (Tacisa), a Spanish freight forwarder. An employee of one of the Company’s Spanish subsidiaries held a partial ownership interest in Tacisa prior to the Company’s acquisition. The purchase price totaled $5,463, net of cash received of $750, and including contingent consideration of $4,734 based on projected 2010 operating results of Tacisa, which was accrued as an obligation through an increase to goodwill. The acquisition expanded the Company’s geographical coverage in Spain. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired assets, and accordingly, $2,490 was allocated to goodwill, all of which is included within the Company’s Freight Forwarding segment.
The preliminary allocation of the purchase price as of the date of acquisition resulted in total assets acquired and liabilities assumed of $9,200 and $2,987, respectively. Total assets acquired at estimated fair value was comprised of current assets of $3,237, comprised primarily of trade receivables, and noncurrent assets of $5,963, of which $2,490 and $3,419 have been allocated to goodwill and intangible assets, respectively. The Company is currently determining whether the goodwill is deductible for tax purposes. The amortization period of the client contracts and relationships acquired is currently being assessed by the Company. Total liabilities assumed at estimated fair value were comprised of current liabilities of $1,962, primarily related to trade payables and other accrued liabilities, and noncurrent liabilities of $1,025. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.
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
The preliminary allocation of the purchase price as of the date of acquisition resulted in total assets acquired, liabilities assumed and noncontrolling interest of $22,024, $19,723 and $801, respectively. Total assets acquired at estimated fair value was comprised of current assets of $15,501, comprised primarily of trade receivables and inventory of $8,090 and $3,929, respectively, and noncurrent assets of $6,523, of which $2,913 and $1,500 have been allocated to goodwill and intangible assets, respectively. The Company determined that none of the goodwill is deductible for tax purposes. The amortization period of the client contracts and relationships acquired was initially estimated to be seven years as of the date of acquisition. Total liabilities assumed at estimated fair value were comprised of current liabilities of $18,450, primarily related to trade payables and other accrued liabilities, and noncurrent liabilities of $1,273. The noncontrolling interest is associated with an indirect subsidiary held by MPL. The purchase price allocation is preliminary and is subject to revision. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.

The following supplemental pro forma information summarizes the results of operations of Tacisa and MPL for the three and nine months ended October 31, 2009 and 2008, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information gives effect to actual operating results prior to the acquisitions. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

	Three months ended		Nine months ended
	October 31,		October 31,
		Net income		Net income
		attributable to		attributable to
		UTi Worldwide		UTi Worldwide
	Revenue	Inc.	Revenue	Inc.
2009:
As reported	$967,198	$17,967	$2,576,056	$39,567
Acquisitions	2,917	234	7,482	605

Total	$970,115	$18,201	$2,583,538	$40,172

2008:
As reported	$1,210,107	$37,881	$3,649,644	$85,169
Acquisitions	12,918	646	39,308	(313)

Total	$1,223,025	$38,527	$3,688,952	$84,856

Foreign Currency Translation
Included in other income and expense, net are gains on foreign exchange of $826 and losses on foreign exchange of $682 for the three and nine months ended October 31, 2009, respectively, and gains on foreign exchange of $1,047 and $1,680 for the three and nine months ended October 31, 2008, respectively.
Concentration of Credit Risks and Other
The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $270,070 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States as of October 31, 2009.
Call Options
In connection with the Company’s merger with Newlog, Ltd. during the fiscal year ended January 31, 2008, the Company obtained an option providing it with the right to call the minority partner’s shares of the subsidiary under certain circumstances, including a change in control of the minority partner. The Company has recorded an asset related to this call option in other non-current assets. The amounts recorded represent the differences between the estimated strike price and the estimated fair value of the minority partner equity, if the call option becomes exercisable. The amounts included in other non-current assets were $181 and $756 at October 31, 2009 and January 31, 2009, respectively.
Additionally, the Company granted an option providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The Company has recorded a liability related to this option in other non-current liabilities. The amounts included in other non-current liabilities were $298 and $908 at October 31, 2009 and January 31, 2009, respectively.
Put Options
In connection with the formation of the Sisonke Partnership, the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty), Ltd., the Company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the Company in fiscal 2011. The Company has recorded a liability associated with this put option in other non-current liabilities. The liability recorded represents the difference between the estimated strike price and the estimated fair value of the minority partner equity, when the put option becomes exercisable. The liability at October 31, 2009 was determined to be zero. The amount included in other non-current liabilities was $990 at January 31, 2009.

Additionally, in connection with the formation of a joint venture subsidiary, which provides inventory management and other services in the United States, the Company granted an option providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The Company has recorded a liability related to this option in other non-current liabilities. The amounts included in other non-current liabilities were $408 and $216 at October 31, 2009 and January 31, 2009, respectively.
Fair Values of Financial Instruments
The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and estimation methodologies may be material to the estimated fair value amounts.
The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, short-term bank borrowings, trade payables, long-term bank borrowings, forward exchange contracts and call and put options. With the exception of the Company’s 6.31% senior unsecured guaranteed notes, the carrying value of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As of October 31, 2009 and January 31, 2009, the fair value of the Company’s 6.31% senior unsecured guaranteed notes was $132,612 and $168,373, respectively, compared to book value of $133,333 and $166,667, respectively. As discussed further at Note 11, “Borrowings” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. The carrying value of these notes approximates fair value.
Sale of Property
Effective April 1, 2009, the Company disposed of property located in South Africa for a sale price of $8,130. The property comprised of land and buildings with carrying values of $572 and $967, respectively, all of which was included within corporate in the segment disclosure in Note 5, “Segment Reporting”. After adjusting for the net costs of the assets sold and for expenses associated with the sale, the Company realized a pre-tax gain of $6,271, which was recorded in other operating expenses in the consolidated statements of income for the nine months ended October 31, 2009.
Reclassifications
Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. Operating income from discontinued operations, net of tax, for the prior year’s consolidated financial statements, has been reclassified to conform to the current presentation.
The Company adopted the updated provisions of FASB Codification Topic 810, “Consolidation” (ASC 810), on February 1, 2009. The adoption of this standard resulted in the reclassification of $16,224 of minority interests (now referred to as noncontrolling interests) to a separate component of shareholders’ equity on the consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is now shown separately from consolidated net income attributable to UTi Worldwide Inc. in the consolidated statements of income. Prior periods have been restated to reflect the presentation and disclosure requirements of ASC 810.

NOTE 2. Recent Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009–1 to FASB Codification Topic 105, “Generally Accepted Accounting Principles,” based on SFAS No. 168, “FASB Accounting Guidance Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162”. This statement establishes that the FASB Codification becomes the single official source of authoritative U.S. GAAP superseding all non-SEC accounting and reporting standards and literature. Only one level of authoritative U.S. GAAP will exist and all other literature will be considered non-authoritative. The FASB Codification became effective for interim and annual periods ending on or after September 15, 2009. The Company adopted the FASB Codification beginning in the third quarter of fiscal 2010. Given that the FASB Codification does not change U.S. GAAP, this statement had no impact on the Company’s consolidated financial condition or results of operations.
In June 2009, an update was made to ASC 810, “Consolidation.” This update amends previous guidance to require the Company to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The update is effective for annual periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact the adoption of the update may have on its consolidated results of operations and financial position.
In May 2009, the FASB issued guidance which is included in FASB Codification Topic 855, “Subsequent Events” (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events through December 8, 2009 for appropriate accounting and disclosure in accordance with this standard.
In April 2009, the FASB issued guidance which is included in FASB Codification Topic 320, “Investments – Debt and Equity Securities” (ASC 320). ASC 320 amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The Company’s implementation of this standard on May 1, 2009 did not have a significant impact on its consolidated statements of income and financial position.
In December 2008, the FASB issued guidance which is included in FASB Codification Topic 715, “Compensation – Retirement Benefits” (ASC 715). ASC 715 requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The Company will include the required disclosures in the Company’s Annual Report on Form 10-K for the annual period ending January 31, 2010.
In November 2008, the FASB issued guidance which is included in FASB Codification Topic 815, “Derivatives and Hedging” (ASC 815). ASC 815 clarifies whether a financial instrument whose payoff to the counterparty is based on the stock of the reporting entity’s consolidated subsidiary could be considered indexed to that reporting entity’s own stock in the consolidated financial statements. The Company’s implementation of this standard on February 1, 2009 did not have a significant impact on its consolidated statements of income and financial position.
In November 2008, the FASB issued guidance which is included in FASB Codification Topic 323, “Investments –Equity Method and Joint Ventures” (ASC 323). ASC 323 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. Equity-method investments should be subject to other-than-temporary impairment analysis. It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold. The Company’s implementation of this standard on February 1, 2009 did not have a significant impact on its consolidated statements of income and financial position.
In June 2008, the FASB issued guidance which is included in FASB Codification Topic 840 “Leases” (ASC 840). ASC 840 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor. The Company’s implementation of this standard on February 1, 2009 did not have a significant impact on its consolidated statements of income and financial position.

In March 2008, the FASB issued guidance which is included in ASC 815, “Derivatives and Hedging”. ASC 815 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company implemented the disclosure requirements of ASC 815 on February 1, 2009. See Note 16, “Derivative Financial Instruments.”
In December 2007, the FASB issued guidance which is included in ASC 810, “Consolidation.” ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company implemented the provisions of ASC 810 on February 1, 2009. See Note 1, “Presentation of Financial Statements -Reclassifications.”
In December 2007, the FASB issued guidance which is included in FASB Codification Topic 805, “Business Combinations” (ASC 805). ASC 805 applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is applying the guidance of ASC 805 to business combinations completed on or after February 1, 2009.
In September 2006, the FASB issued guidance which is included in FASB Codification Topic 820, “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. The Company implemented the provisions of ASC 820 beginning in the first quarter of fiscal 2009, except for certain nonfinancial assets and liabilities for which it adopted the provisions of ASC 820 in the first quarter of fiscal 2010. See Note 14, “Fair Value Disclosures.”

NOTE 3. Earnings per Share
Earnings per share are calculated as follows:

	Three months ended		Nine months ended
	October 31,		October 31,
	2009	2008	2009	2008
Amounts attributable to UTi Worldwide Inc. common shareholders:
Income from continuing operations, net of tax	$17,967	$35,793	$39,567	$77,665
Discontinued operations:
Operating income, net of tax	—	—	—	100
Gain on sale, net of tax	—	2,088	—	7,404

Net income attributable to UTi Worldwide Inc. common shareholders	$17,967	$37,881	$39,567	$85,169

Weighted average number of ordinary shares	100,066,261	99,511,519	99,888,487	99,342,654

Incremental shares required for diluted earnings per share related to stock options/restricted share units	1,216,679	1,381,388	1,316,521	1,593,126

Diluted weighted average number of ordinary shares	101,282,940	100,892,907	101,205,008	100,935,780

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.18	$0.36	$0.40	$0.78
Discontinued operations	—	0.02	—	0.08

	$0.18	$0.38	$0.40	$0.86

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.18	$0.36	$0.39	$0.77
Discontinued operations	—	0.02	—	0.07

	$0.18	$0.38	$0.39	$0.84

Cash dividends declared per common share	$0.06	$—	$0.06	$0.06

The weighted-average diluted shares outstanding exclude stock options to purchase 2,618,254 and 3,717,753 shares for the three and nine months ended October 31, 2009, respectively, and exclude stock options to purchase 2,792,269 and 2,378,605 shares for the three and nine months ended October 31, 2008, respectively, because such options have an exercise price in excess of the average market price of the Company’s common stock during the period, and were therefore anti-dilutive.

NOTE 4. Shareholders’ Equity
Certain information regarding the changes in shareholders’ equity and noncontrolling interests are as follows:

	UTi Worldwide Inc. Shareholders’ Equity
			Accumulated
			other
	Common	Retained	comprehensive	Noncontrolling
	stock	earnings	gain/(loss)	interests	Total

Balance at February 1, 2009	$450,553	$338,461	$(112,268)	$16,224	$692,970
Employee share-based compensation plans	8,131	—	—	—	8,131
Net income	—	39,567	—	4,187	43,754
Amortization of unrecognized pension gain	—	—	180	—	180
Foreign currency translation adjustment	—	—	74,609	4,064	78,673
Dividends	—	(6,027)	—	—	(6,027)
Distributions to noncontrolling Interests and other	—	—	—	(1,023)	(1,023)

Balance at October 31, 2009	$458,684	$372,001	$(37,479)	$23,452	$816,658

Balance at February 1, 2008	$435,355	$349,237	$(10,392)	$21,289	$795,489
Employee share-based compensation plans	12,848	—	—	—	12,848
Net income	—	85,169	—	2,759	87,928
Amortization of unrecognized pension gain	—	—	92	—	92
Foreign currency translation adjustment	—	—	(89,244)	(5,072)	(94,316)
Dividends	—	(6,141)	—	—	(6,141)
Distributions to noncontrolling Interests and other	—	—	—	(567)	(567)

Balance at October 31, 2008	$448,203	$428,265	$(99,544)	$18,409	$795,333

Other comprehensive income is comprised of the following:

	Three months ended		Nine months ended
	October 31,		October 31,
	2009	2008	2009	2008

Net income	$20,467	$38,651	$43,754	$87,928
Other comprehensive income/(loss), net of tax:
Foreign exchange translation adjustments	14,606	(99,914)	74,609	(89,244)
Amortization of unrecognized net pension gain	346	31	180	92

Total other comprehensive income/(loss), net of tax	14,952	(99,883)	74,789	(89,152)

Comprehensive income/(loss)	35,419	(61,232)	118,543	(1,224)
Comprehensive income/(loss) attributable to noncontrolling interests	2,832	(4,483)	8,251	(2,313)

Comprehensive income/(loss) attributable to UTi Worldwide Inc.	$32,587	$(56,749)	$110,292	$1,089

NOTE 5. Segment Reporting
Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended October 31, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$642,384	$324,814	$—	$967,198

Purchased transportation costs	485,683	119,980	—	605,663
Staff costs	89,016	104,114	3,545	196,675
Depreciation and amortization	3,819	7,353	221	11,393
Amortization of intangible assets	963	1,733	—	2,696
Other operating expenses	41,352	71,100	6,903	119,355

Total operating expenses	620,833	304,280	10,669	935,782

Operating income/(loss)	$21,551	$20,534	$(10,669)	31,416

Interest income				2,366
Interest expense				(6,520)
Other income, net				742

Pretax income				28,004
Provision for income taxes				7,537

Net income				20,467
Net income attributable to noncontrolling interests				2,500

Net income attributable to UTi Worldwide Inc.				$17,967

Capital expenditures	$2,143	$7,521	$1,223	$10,887

Segment assets	$1,048,339	$723,238	$113,963	$1,885,540

	Three months ended October 31, 2008
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$844,813	$365,294	$—	$1,210,107

Purchased transportation costs	653,918	148,027	—	801,945
Staff costs	99,101	110,149	2,631	211,881
Depreciation and amortization	4,213	6,470	44	10,727
Amortization of intangible assets	1,316	2,142	—	3,458
Other operating expenses	42,424	82,235	3,593	128,252

Total operating expenses	800,972	349,023	6,268	1,156,263

Operating income/(loss)	$43,841	$16,271	$(6,268)	53,844

Interest income				4,411
Interest expense				(8,502)
Other income, net				1,047

Pretax income				50,800
Provision for income taxes				14,237

Income from continuing operations, net of tax				36,563
Gain on sale of discontinued operations, net of tax				2,088

Net income				38,651
Net income attributable to noncontrolling interests				770

Net income attributable to UTi Worldwide Inc.				$37,881

Capital expenditures	$6,059	$5,738	$338	$12,135

Segment assets	$1,020,668	$878,993	$61,017	$1,960,678

	Nine months ended October 31, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$1,675,338	$900,718	$—	$2,576,056

Purchased transportation costs	1,235,306	330,342	—	1,565,648
Staff costs	255,318	293,129	10,694	559,141
Depreciation and amortization	11,168	20,145	425	31,738
Amortization of intangible assets	2,776	5,369	—	8,145
Restructuring charges	—	—	1,231	1,231
Other operating expenses	117,530	207,994	12,953	338,477

Total operating expenses	1,622,098	856,979	25,303	2,504,380

Operating income/(loss)	$53,240	$43,739	$(25,303)	71,676

Interest income				7,322
Interest expense				(17,227)
Other expense, net				(256)

Pretax income				61,515
Provision for income taxes				17,761

Net income				43,754
Net income attributable to noncontrolling interests				4,187

Net income attributable to UTi Worldwide Inc.				$39,567

Capital expenditures	$11,132	$17,998	$4,615	$33,745

Segment assets	$1,048,339	$723,238	$113,963	$1,885,540

	Nine months ended October 31, 2008
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$2,547,142	$1,102,502	$—	$3,649,644

Purchased transportation costs	1,986,297	449,701	—	2,435,998
Staff costs	301,161	342,822	7,321	651,304
Depreciation and amortization	11,928	19,793	211	31,932
Amortization of intangible assets	3,006	6,633	—	9,639
Restructuring charges	2,382	3,654	—	6,036
Other operating expenses	131,704	248,592	13,314	393,610

Total operating expenses	2,436,478	1,071,195	20,846	3,528,519

Operating income/(loss)	$110,664	$31,307	$(20,846)	121,125

Interest income				10,812
Interest expense				(23,501)
Other income, net				1,680

Pretax income				110,116
Provision for income taxes				29,692

Income from continuing operations, net of tax				80,424
Discontinued operations:
Operating income, net of tax				100
Gain on sale, net of tax				7,404

Net income				87,928
Net income attributable to noncontrolling interests				2,759

Net income attributable to UTi Worldwide Inc.				$85,169

Capital expenditures	$34,493	$22,054	$8,316	$64,863

Segment assets	$1,020,668	$878,993	$61,017	$1,960,678

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
The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended October 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$215,812	$64,733	$280,545	$284,813	$62,985	$347,798
Americas	129,963	173,378	303,341	171,385	214,768	386,153
Asia Pacific	210,992	9,071	220,063	289,690	9,723	299,413
Africa	85,617	77,632	163,249	98,925	77,818	176,743

Total	$642,384	$324,814	$967,198	$844,813	$365,294	$1,210,107

	Nine months ended October 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$602,560	$178,283	$780,843	$878,102	$201,390	$1,079,492
Americas	349,674	482,762	832,436	502,930	644,148	1,147,078
Asia Pacific	517,472	25,859	543,331	870,480	26,516	896,996
Africa	205,632	213,814	419,446	295,630	230,448	526,078

Total	$1,675,338	$900,718	$2,576,056	$2,547,142	$1,102,502	$3,649,644

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 31, 2009 are as follows:

		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Total

Balance at February 1, 2009	$155,440	$217,410	$372,850
Acquisitions and contingent earn-out payments	2,576	3,865	6,441
Foreign currency translation	16,408	17,886	34,294

Balance at October 31, 2009	$174,424	$239,161	$413,585

Amortizable intangible assets as of October 31, 2009 and January 31, 2009 relate primarily to the estimated fair value of the client contracts and relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets as of October 31, 2009 and January 31, 2009 were as follows:

	Gross		Net
	carrying	Accumulated	carrying
	Value	amortization	value
As of October 31, 2009:
Client contracts and relationships	$102,047	$(33,896)	$68,151
Non-compete agreements	3,046	(2,760)	286
Other	2,996	(2,016)	980

Total	$108,089	$(38,672)	$69,417

As of January 31, 2009:
Client contracts and relationships	$92,669	$(26,675)	$65,994
Non-compete agreements	2,822	(2,444)	378
Other	2,608	(1,408)	1,200

Total	$98,099	$(30,527)	$67,572

Amortization expense totaled $2,696 and $8,145 for the three and nine months ended October 31, 2009, respectively, and $3,458 and $9,639 for the three and nine months ended October 31, 2008, respectively. The following table shows the expected amortization expense for these intangible assets for the current and each of the next four fiscal years ending January 31:

2010	$11,567
2011	10,606
2012	10,062
2013	9,916
2014	9,111
In addition to its amortizable intangible assets, the Company also has $2,446 and $2,269 of intangible assets not subject to amortization as of October 31, 2009 and January 31, 2009, respectively, related primarily to acquired trade names.
In accordance with FASB Codification Topic 350, “Intangibles – Goodwill and Other” (ASC 350), the Company completed the required annual impairment tests during the second quarter ended July 31, 2009. No impairment was determined based on the results of the annual impairment tests.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Nine months ended
	October 31,
	2009	2008

Net cash paid for:
Interest	$15,223	$18,221
Income taxes	20,944	38,121
Withholding taxes	938	—
Non-cash activities:
Capital lease obligations incurred to acquire assets	12,683	11,757
Liability incurred for software license agreement	—	3,386
Liability incurred for acquisition earn-out payments	4,734	—
UTi is a holding company which relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the Company and UTi’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of the Company’s bank credit facilities and in the note purchase agreements for the Company’s outstanding senior notes. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries could declare may be limited in certain countries by exchange controls. Total net assets which may not be transferred to the Company in the form of loans, advances, or cash dividends by the Company’s subsidiaries without the consent of a third party, were less than 10% of the Company’s consolidated total net assets as of the end of the most recent fiscal year.
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
The Company and one of its subsidiaries (along with sixteen other global corporations) were named as defendants by a patent holding company, in a patent infringement lawsuit filed on May 7, 2009, in the United States District Court for the Central District of California (Big Baboon, Inc. v. Dell Inc., et. al.). The lawsuit alleges that the Company’s eMpower software tools are infringing U.S. Patent Nos. 6,115,690 (the “‘690 patent”) and 6,343,275 (the “‘275 patent”). On July 20, 2009, the Company filed and served an amended answer and counterclaims, in which the Company answered the allegations in the complaint, asserted various affirmative defenses thereto, and asserted counterclaims against the plaintiff for a declaratory judgment of non-infringement and invalidity of the ‘690 and ‘275 patents. The case is currently in its preliminary stages and no amount of damages has been claimed by the plaintiff. It is not currently believed that the infringement claims as asserted will be material to the Company as a whole.
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
On October 10, 2007, the Company also received a notice from the Canadian Competition Bureau that the Bureau commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that the Company preserve records relevant to such investigation. On October 30, 2009, the Company received notice from the Canadian Competition Bureau that it had closed its investigation and has withdrawn its record preservation request.
On October 25, 2007, one of the Company’s subsidiaries received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that the Company provide documents and information as it relates to New Zealand. The Company’s subsidiary responded to the request from the New Zealand Commerce Commission on December 21, 2007.
In June 2008 and February 2009, one of the Company’s subsidiaries received requests for information issued by the European Commission (EC) requesting certain information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In July 2008 and March 2009, the Company submitted initial responses to these requests.
In May 2009, the Company learned that the Brazilian Ministry of Justice is investigating possible alleged cartel activity in the international air and ocean freight forwarding market. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not been contacted by Brazilian authorities regarding this matter.
In November 2009, one of the Company’s subsidiaries received a summons from the South African Competition Commission requesting certain information and records in connection with its ongoing investigation of alleged anti-competitive behavior relating to the market for freight forwarding services in South Africa.
The Company continues to receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations, and the Company has provided, and expects to continue to provide in the future, further responses as a result of such requests.

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
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with its legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $12,411 based on exchange rates as of October 31, 2009.
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The Company has been advised that proceedings to recover amounts owing by the former ultimate owner, and other entities owned by him, to third parties may be instituted against the Company. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $14,043, based on exchange rates as of October 31, 2009.
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
In connection with FASB Codification Topic 450, “Contingencies” (ASC 450), the Company has not accrued for a loss contingency relating to any of the disclosed investigations and legal proceedings because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable or reasonably estimable.

NOTE 9. Defined Benefit Plans
The Company operates defined benefit plans for qualifying employees in certain countries. Under these plans, employees are entitled to retirement benefits as a certain percentage of the employee’s final salary on attainment of the qualifying retirement age.
Net periodic pension cost for the Company’s defined benefit plans consists of:

	Three months ended		Nine months ended
	October 31,		October 31,
	2009	2008	2009	2008

Service cost	$111	$216	$316	$648
Interest cost	467	581	1,306	1,743
Expected return on assets	(258)	(573)	(712)	(1,719)
Amortization of net actuarial loss	65	44	185	132

Net periodic pension cost	$385	$268	$1,095	$804

For the nine months ended October 31, 2009, the Company contributed approximately $1,339 to its defined benefit plans.
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
In addition to the 2009 LTIP, at October 31, 2009, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan). These plans are more fully described in Note 15 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K for the year ended January 31, 2009.
Under the 2004 Directors Incentive Plan, the Company may grant restricted stock, RSUs and deferred share units.
Under the 2000 Employee Share Purchase Plan, eligible employees may purchase shares of the Company’s stock at 85% of the market price of the common stock at the beginning of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25.
Since the 2009 LTIP was approved by the Company’s shareholders in June 2009, no additional awards may be made pursuant to the 2004 LTIP. In addition, the Company no longer grants awards under the 2000 Stock Option Plan and the Directors Option Plan. Vesting of these awards occurs over different periods, depending on the terms of the individual award, however expenses relating to these awards are all recognized on a straight line basis over the applicable vesting period.

Employee Share-Based Compensation Activity
A summary of the employee share-based compensation activity for the nine months ended October 31, 2009 is as follows:

	2009 LTIP		2004 LTIP				2000 Stock Option Plan
		Weighted		Weighted		Weighted		Weighted
		average	Shares	average		average	Shares	average
	Restricted	grant date	subject to	exercise	Restricted	grant date	subject to	exercise
	share units	fair value	stock options	price	share units	fair value	stock options	price

Outstanding balance at February 1, 2009	—	$—	1,775,520	$21.11	1,300,284	$21.69	1,731,043	$6.72
Granted	46,232	13.05	166,836	13.51	994,275	13.51	—	—
Exercised/vested	—	—	—	—	(292,581)	18.77	(184,566)	6.76
Cancelled/forfeited	—	—	(84,590)	22.62	(161,542)	18.22	—	—

Outstanding balance at October 31, 2009	46,232	$13.05	1,857,766	$20.36	1,840,436	$18.03	1,546,477	$6.71

Non-Employee Share-Based Compensation Activity
A summary of non-employee share-based compensation activity for the nine months ended October 31, 2009 is as follows:

	2004
	Directors Incentive Plan		Directors Option Plan
		Weighted	Shares	Weighted
	Restricted	average	subject to	average
	share	grant date	stock	exercise
	units	fair value	options	price

Outstanding balance at February 1, 2009	13,180	$22.76	81,000	$10.33
Granted	31,461	12.36	—	—
Exercised/vested	(14,184)	22.56	—	—

Outstanding balance at October 31, 2009	30,457	$13.05	81,000	$10.33

In connection with its share-based compensation plans, the Company recorded approximately $1,979 and $2,674 of share-based compensation expense for the three months ended October 31, 2009 and 2008, respectively, and approximately $6,354 and $8,107 of share-based compensation expense for the nine months ended October 31, 2009 and 2008, respectively. As of October 31, 2009, the Company had approximately $22,303 of total unrecognized compensation related to share-based compensation to be expensed over the period through April 2014.
NOTE 11. Borrowings
The Company has various credit, letter of credit and guarantee facilities. The Company’s primary facilities and borrowings include: the ABN/RBS Letter of Credit Agreement and Nedbank Letter of Credit Agreement; the South African Facilities Agreement; and the 2009 and 2006 note purchase agreements; all described in more detail below. The purpose of the Company’s facilities is to provide the Company with working capital, customs and other guarantees, letters of credit, and funds for general corporate purposes. Due to the global nature of the Company’s business, a number of financial institutions are utilized to provide the Company with credit facilities.
At October 31, 2009, the aggregate amount available for borrowing under all facilities totaled approximately $306,540. As of October 31, 2009, loans outstanding under these facilities totaled approximately $50,520 and letters of credit and guarantees outstanding under these facilities totaled approximately $159,799, excluding letters of credit (or the portion thereof) used to support loans outstanding. At October 31, 2009, the Company had approximately $96,221 of available, unused capacity under these facilities, approximately $74,299 of which was available for cash draw.
ABN/RBS Letter of Credit Agreement
On July 9, 2009, the Company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the “ABN/RBS Letter of Credit Agreement”). The ABN/RBS Letter of Credit Agreement provides for an aggregate availability of up to $75,378 in letters of credit. The ABN/RBS Letter of Credit Agreement provides for two separate letter of credit facilities, which are referred to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. The ABN Letter of Credit Facility consists of a letter of credit facility in the amount of $50,000 and the RBS Letter of Credit Facility consists of a letter of credit facility in the amount of $25,378. As of October 31, 2009, the letters of credit outstanding under the ABN Letter of Credit Facility totaled approximately $28,329 and the letters of credit outstanding under the RBS Letter of Credit Facility totaled approximately $10,552. As of October 31, 2009, the amount of available, unused capacity was $21,671 under the ABN Letter of Credit Facility and $14,828 under the RBS Letter of Credit Facility. The ABN Letter of Credit Facility matures on July 9, 2011 and the RBS Letter of Credit Facility matures on December 31, 2009. The availability under the RBS Letter of Credit Facility is reduced on a dollar for dollar basis upon the cancellation or maturity of each existing letter of credit under the facility. The Company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.

Nedbank Letter of Credit Agreement
On July 9, 2009, the Company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement (the “Nedbank Letter of Credit Agreement”) with Nedbank Limited, acting through its London Branch. The Nedbank Letter of Credit Agreement provides for an aggregate availability of up to $36,000 in letters of credit. As of October 31, 2009, the letters of credit outstanding under the Nedbank Letter of Credit Agreement totaled approximately $6,208, and loans outstanding totaled $21,215. As of October 31, 2009, the amount of available, unused capacity was $8,577 under this facility. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The Company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.
Together, the Company refers to the ABN/RBS Letter of Credit Agreement and the Nedbank Letter of Credit Agreement as the “Letter of Credit Agreements”. Pursuant to the terms of the Letter of Credit Agreements, the Company is charged fees relating to, among other things, the issuance of letters of credit, the aggregate amount of letters of credit outstanding, and the unused portions of these facilities, all at the rates specified in the applicable agreement.
South African Facilities Agreement
On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650,000 South African rand revolving credit facility, which is comprised of a 400,000 South African rand working capital facility and a 250,000 South African rand letter of credit, guarantee and forward exchange contract facility. At October 31, 2009, based on current exchange rates, the revolving credit facility provided for an aggregate availability of $83,677. As of October 31, 2009, the borrowings, letters of credit, and guarantees under the South African Facilities Agreement totaled approximately $34,629, represented by borrowings of $3,025 and outstanding letters of credit and guarantees of $31,604. As of October 31, 2009, the amount of available, unused capacity was $49,048 under this facility. The South African Facilities Agreement also provides the Company’s South African operations with a 150,000 South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa.
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
In addition to the credit, letter of credit, and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the Company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity. In many cases, the use of these particular letter of credit, guarantee, and working capital facilities are restricted to the country in which they originated although this is not always the case. These particular letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in the country.

2009 Note Purchase Agreement
On July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes (the “2009 Senior Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes mature on August 9, 2014. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The Company is required to repay approximately $9,200, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The Company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries. As of October 31, 2009, the principal amount outstanding under the 2009 Senior Notes was $55,000.
2006 Note Purchase Agreement
On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (the “2006 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) under a note purchase agreement (the “2006 Note Purchase Agreement”, and together with the 2009 Note Purchase Agreement, the “Note Purchase Agreements”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes mature on July 13, 2011. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The Company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries. As of October 31, 2009, the principal amount outstanding under the 2006 Senior Notes was approximately $133,333.
The Letter of Credit Agreements, the South African Facilities Agreement and the 2009 Senior Notes, referred to above replaced the Company’s former $250,000 credit facility agreement (the “2006 Facility Agreement”) with ABN and various other financial institutions party thereto. All loans previously outstanding under the 2006 Facility Agreement were refinanced or paid and all letters of credit previously issued under the 2006 Facility Agreement were terminated or supported with new letters of credit in connection with the execution of the Letter of Credit Agreements, the South African Facilities Agreement and the issuance of the 2009 Senior Notes. No early termination penalties were incurred in connection with the termination of the 2006 Facility Agreement.
The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the Company to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of October 31, 2009.
Furthermore, the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements each contain cross-default provisions with respect to other indebtedness, giving the lenders under the Letter of Credit Agreements and the South African Facilities Agreement and the note holders under the Note Purchase Agreements the right to declare a default if the Company defaults under other indebtedness in certain circumstances.

Pursuant to the terms of the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements, the Company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, including losses, liabilities and costs relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements. The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement. The Company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements. Liabilities for these indemnification obligations were not material to the Company as a whole as of the dates that each of the respective agreements was entered into or as of October 31, 2009.
NOTE 12. Uncertain Tax Positions
A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain
	Tax
	Positions	Interest

Balance at February 1, 2009	$7,083	$1,446
Increase for tax positions taken during the current year	256	—
Interest	—	521
Foreign currency translation adjustments	665	171

Balance at October 31, 2009	$8,004	$2,138

The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $6,225 as of October 31, 2009. Tax years 2005 through 2009 remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate.
NOTE 13. Restructuring Charges
Fiscal 2009 Information Technology Cost Reduction Plan
During the fourth quarter of fiscal 2009, the Company initiated several changes to its global information technology operations and incurred related restructuring charges. For the nine months ended October 31, 2009 amounts charged for employee severance benefits and other exit costs were $887 and $344, respectively. There were no restructuring charges incurred in connection with the plan during the nine months ended October 31, 2008. As of October 31, 2009, the Company has completed all activities under the plan.
Employee severance benefits
Amounts included in the provision for employee severance benefits for the nine months ended October 31, 2009 are as follows:

		Amounts
	Liability at	charged to	Settlements	Liability at
	January 31, 2009	expense	and other	October 31, 2009

Freight Forwarding	$187	$	$(187)	$—
Contract Logistics and Distribution	91	—	(91)	—
Corporate	525	887	(1,412)	—

Total	$803	$887	$(1,690)	$—

Employee severance benefits are primarily related to the realignment of corporate and regional information technology functions to reduce overhead costs. Under the plan, the Company’s global IT workforce has been reduced by approximately 240 employees.
Other exit costs
Amounts charged for other exit costs for the nine months ended October 31, 2009 for corporate were $344. There were no charges for Freight Forwarding and Contract Logistics and Distribution for the nine months ended October 31, 2009. Other exit costs primarily relate to consulting fees incurred in connection with the implementation of the information technology restructuring plan. These amounts are expensed as incurred. There were no restructuring charges incurred in connection with the plan during the nine months ended October 31, 2008.
NOTE 14. Fair Value Disclosures
The Company measures the fair value of certain assets and liabilities on a recurring basis based upon a fair value hierarchy in accordance with ASC 820 “Fair Value Measurements and Disclosures”, as follows:
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	October 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents	$307,554	$307,554	$—	$—
Forward exchange contracts	306	—	306	—
Other	181	—	—	181

Total	$308,041	$307,554	$306	$181

Liabilities
Forward exchange contracts	$371	$—	$371	$—
Other	706	—	—	706

Total	$1,077	$—	$371	$706

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
The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended October 31, 2009:

	Assets	Liabilities

Beginning balance at February 1, 2009	$756	$2,114
Deletions	—	(1,376)
Net change in fair value included in earnings	(581)	(387)
Translation adjustment	6	355

Ending balance at October 31, 2009	$181	$706

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
For the nine months ended October 31, 2008, the Company generated $100 of income from discontinued operations, net of tax.
NOTE 16. Derivative Financial Instruments
The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.
As of October 31, 2009, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of October 31, 2009: $6,158 in Euros; $13,326 in U.S. dollars; $1,055 in British pound sterling; and, $2,256 in other currencies. Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.
The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $306 and $257 at October 31, 2009 and January 31, 2009, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $371 and $82 at October 31, 2009 and January 31, 2009, respectively. The Company recorded net losses on foreign currency derivatives of $205 and $220 for the three and nine months ended October 31, 2009, respectively, and net gains on foreign currency derivatives of $1,039 and $409 for the three and nine months ended October 31, 2008, respectively.

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
CLIENTasONE Strategy
In the first quarter of fiscal 2008, we began to communicate the goals of our five-year strategic operating plan, which we refer to as “CLIENTasONE.” Under CLIENTasONE, we are undertaking various efforts to attempt to increase the number and size of our clients and our revenue, improve our operating performance, develop and implement new systems and global processes and continuously train and develop our employees. We face numerous challenges in trying to achieve our objectives under this strategic plan, including challenges arising out of the recent global economic slowdown and challenges involving attempts to leverage client relationships, integrate acquisitions and improve our systems. We also face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.

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
During the nine months ended October 31, 2009, the company incurred aggregate pre-tax restructuring charges of $1.2 million. There were no restructuring charges incurred during the nine months ended October 31, 2008. As of October 31, 2009, the company completed the information technology restructuring plan. All costs associated with the plan were cash expenditures.
In addition to the restructuring charges described above, during the nine months ended October 31, 2009, the company incurred approximately $5.0 million in advisory and ancillary costs associated with the plan.
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
Acquisitions that we completed on or after February 1, 2008 affect the comparison of our operating results between the nine months ended October 31, 2009 and the third quarter of fiscal 2010 versus the comparable prior-year periods.
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
The preliminary allocation of the purchase price as of the date of acquisition resulted in total assets acquired, liabilities assumed and noncontrolling interest of $22.0 million, $19.7 million and $0.8 million, respectively. Total assets acquired at estimated fair value comprised of current assets of $15.5 million, comprised primarily of trade receivables and inventory of $8.1 million and $3.9 million, respectively, and noncurrent assets of $6.5 million, of which $2.9 million and $1.5 million have been allocated to goodwill and intangible assets, respectively. The company determined that none of the goodwill is deductible for tax purposes. The amortization period of the client contracts and relationships acquired was initially estimated to be seven years as of the date of acquisition. Total liabilities assumed at estimated fair value were comprised of current liabilities of $18.4 million, primarily related to trade payables and other accrued liabilities, and noncurrent liabilities of $1.3 million. The noncontrolling interest is associated with an indirect subsidiary held by MPL. The purchase price allocation is preliminary and is subject to revision. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.
Effective October 16, 2009, the company acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L. (Tacisa), a Spanish freight forwarder. An employee of one of the company’s Spanish subsidiaries held a partial ownership interest in Tacisa prior to the company’s acquisition. The purchase price totaled $5.5 million, net of cash received of $0.8 million, and including contingent consideration of $4.7 million based on projected 2010 operating results of Tacisa, which was accrued as an obligation through an increase to goodwill. The acquisition expanded the company’s geographical coverage in Spain. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired assets, and accordingly, $2.5 million was allocated to goodwill, all of which is included within the company’s Freight Forwarding segment.
The preliminary allocation of the purchase price as of the date of acquisition resulted in total assets acquired and liabilities assumed of $9.2 million and $3.0 million, respectively. Total assets acquired at estimated fair value was comprised of current assets of $3.2 million, comprised primarily of trade receivables, and noncurrent assets of $6.0 million, of which $2.5 million and $3.4 million have been allocated to goodwill and intangible assets, respectively. The company is currently determining whether the goodwill is deductible for tax purposes. The amortization period of the client contracts and relationships acquired is currently being assessed by the company. Total liabilities assumed at estimated fair value were comprised of current liabilities of $2.0 million, primarily related to trade payables and other accrued liabilities, and noncurrent liabilities of $1.0 million. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.

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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan, anticipated changes in certain tax benefits, anticipated costs, benefits and timing associated with our 4asONE technology-enabled, business transformation initiative, the anticipated outcome of litigation, the company’s ability to meet its capital and liquidity requirements for the foreseeable future, the anticipated impact of various cost reduction efforts and the expected timing and anticipated impact of the proposed information technology restructuring plan and the estimated costs, savings and benefits associated with the plan. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the recent global economic slowdown that is adversely affecting trade volumes and the financial condition of many of our customers; volatility and uncertainty in global capital and credit markets which may adversely impact our operations; planned or unplanned consequences of our business transformation efforts; our clients’ demand for our services; including further declines in freight and logistics volumes across our service lines; the impact of cost reduction measures recently undertaken by the company and the amount and timing of the expected benefits from such measures; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; or material reductions in capacity by carriers; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of, the ongoing publicly announced investigations by the U.S. Department of Justice, the European Commission and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies and of the realignment of the company’s executive management structure; with respect to the information technology restructuring plan specifically, higher than expected outsourcing costs, factors impacting the functionality of our information technology systems resulting in increased costs and unexpected delays in the proposed information technology restructuring plan; disruptions caused by epidemics, conflicts, wars and terrorism; the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission (SEC); and other factors outside our control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results for the third quarter and nine months of fiscal 2010 compared to the third quarter and nine months of fiscal 2009. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2009, which are included in our Annual Report on Form 10-K for the year ended January 31, 2009, on file with the SEC. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
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

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. For the purposes of management discussion and analysis, net revenue is the term management uses to describe revenues minus purchased transportation costs. Our revenues and operating income by operating segment for the three and nine months ended October 31, 2009 and 2008, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended October 31,
	2009				2008
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$642,384	$324,814	$—	$967,198	$844,813	$365,294	$—	$1,210,107

Purchased transportation costs	485,683	119,980	—	605,663	653,918	148,027	—	801,945
Staff costs	89,016	104,114	3,545	196,675	99,101	110,149	2,631	211,881
Depreciation and amortization	3,819	7,353	221	11,393	4,213	6,470	44	10,727
Amortization of intangible assets	963	1,733	—	2,696	1,316	2,142	—	3,458
Other operating expenses	41,352	71,100	6,903	119,355	42,424	82,235	3,593	128,252

Total operating expenses	620,833	304,280	10,669	935,782	800,972	349,023	6,268	1,156,263

Operating income/(loss)	$21,551	$20,534	$(10,669)	$31,416	$43,841	$16,271	$(6,268)	$53,844

	Change to three months ended October 31, 2009
	from three months ended October 31, 2008
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$(202,429)	$(40,480)	$—	$(242,909)	(24)%	(11)%	—%	(20)%

Purchased transportation costs	(168,235)	(28,047)	—	(196,282)	(26)	(19)	—	(24)
Staff costs	(10,085)	(6,035)	914	(15,206)	(10)	(5)	35	(7)
Depreciation and amortization	(394)	883	177	666	(9)	14	402	6
Amortization of intangible assets	(353)	(409)	—	(762)	(27)	(19)	—	(22)
Other operating expenses	(1,072)	(11,135)	3,310	(8,897)	(3)	(14)	92	(7)

Total operating expenses	(180,139)	(44,743)	4,401	(220,481)	(22)	(13)	70	(19)

Operating income/(loss)	$(22,290)	$4,263	$(4,401)	$(22,428)	(51)%	26%	70%	(42)%

	Nine months ended October 31,
	2009				2008
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$1,675,338	$900,718	$—	$2,576,056	$2,547,142	$1,102,502	$—	$3,649,644

Purchased transportation costs	1,235,306	330,342	—	1,565,648	1,986,297	449,701	—	2,435,998
Staff costs	255,318	293,129	10,694	559,141	301,161	342,822	7,321	651,304
Depreciation and amortization	11,168	20,145	425	31,738	11,928	19,793	211	31,932
Amortization of intangible assets	2,776	5,369	—	8,145	3,006	6,633	—	9,639
Restructuring charges	—	—	1,231	1,231	2,382	3,654	—	6,036
Other operating expenses	117,530	207,994	12,953	338,477	131,704	248,592	13,314	393,610

Total operating expenses	1,622,098	856,979	25,303	2,504,380	2,436,478	1,071,195	20,846	3,528,519

Operating income/(loss)	$53,240	$43,739	$(25,303)	$71,676	$110,664	$31,307	$(20,846)	$121,125

	Change to nine months ended October 31, 2009
	from nine months ended October 31, 2008
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$(871,804)	$(201,784)	$—	$(1,073,588)	(34)%	(18)%	—%	(29)%

Purchased transportation costs	(750,991)	(119,359)	—	(870,350)	(38)	(27)	—	(36)
Staff costs	(45,843)	(49,693)	3,373	(92,163)	(15)	(14)	46	(14)
Depreciation and amortization	(760)	352	214	(194)	(6)	2	101	(1)
Amortization of intangible assets	(230)	(1,264)	—	(1,494)	(8)	(19)	—	(15)
Restructuring charges	(2,382)	(3,654)	1,231	(4,805)	(100)	(100)	100	(80)
Other operating expenses	(14,174)	(40,598)	(361)	(55,133)	(11)	(16)	(3)	(14)

Total operating expenses	(814,380)	(214,216)	4,457	(1,024,139)	(33)	(20)	21	(29)

Operating income/(loss)	$(57,424)	$12,432	$(4,457)	$(49,449)	(52)%	40%	21%	(41)%

	Three months ended October 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$215,812	$64,733	$280,545	$284,813	$62,985	$347,798
Americas	129,963	173,378	303,341	171,385	214,768	386,153
Asia Pacific	210,992	9,071	220,063	289,690	9,723	299,413
Africa	85,617	77,632	163,249	98,925	77,818	176,743

Total	$642,384	$324,814	$967,198	$844,813	$365,294	$1,210,107

	Nine months ended October 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$602,560	$178,283	$780,843	$878,102	$201,390	$1,079,492
Americas	349,674	482,762	832,436	502,930	644,148	1,147,078
Asia Pacific	517,472	25,859	543,331	870,480	26,516	896,996
Africa	205,632	213,814	419,446	295,630	230,448	526,078

Total	$1,675,338	$900,718	$2,576,056	$2,547,142	$1,102,502	$3,649,644

	Three months ended October 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$59,226	$41,154	$100,380	$73,542	$42,080	$115,622
Americas	38,038	97,809	135,847	44,609	112,639	157,248
Asia Pacific	35,851	6,315	42,166	46,515	6,070	52,585
Africa	23,586	59,556	83,142	26,229	56,478	82,707

Total	$156,701	$204,834	$361,535	$190,895	$217,267	$408,162

	Nine months ended October 31,
	2009			2008
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$169,152	$116,464	$285,616	$223,826	$127,076	$350,902
Americas	107,398	270,729	378,127	129,837	342,897	472,734
Asia Pacific	105,349	18,114	123,463	133,798	17,018	150,816
Africa	58,133	165,069	223,202	73,384	165,810	239,194

Total	$440,032	$570,376	$1,010,408	$560,845	$652,801	$1,213,646

	Three months ended		Nine months ended
	October 31,		October 31,
	2009	2008	2009	2008

Revenues:
Airfreight forwarding	$328,746	$428,521	$838,044	$1,334,035
Ocean freight forwarding	238,333	326,994	635,947	954,453
Customs brokerage	25,231	28,275	68,543	86,932
Contract logistics	175,157	172,913	475,819	515,126
Distribution	109,549	151,418	312,563	457,124
Other	90,182	101,986	245,140	301,974

Total	$967,198	$1,210,107	$2,576,056	$3,649,644

Purchased transportation costs:
Airfreight forwarding	$254,576	$342,076	$627,838	$1,061,563
Ocean freight forwarding	191,431	270,989	506,706	799,433
Customs brokerage	2,283	1,302	4,965	4,857
Contract logistics	31,971	24,309	84,149	70,144
Distribution	75,094	107,688	210,992	327,761
Other	50,308	55,581	130,998	172,240

Total	$605,663	$801,945	$1,565,648	$2,435,998

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended		Nine months ended
	October 31,		October 31,
	2009	2008	2009	2008

Revenues:
Airfreight forwarding	34%	35%	33%	37%
Ocean freight forwarding	25	27	25	26
Customs brokerage	3	2	3	2
Contract logistics	18	14	18	14
Distribution	11	13	12	13
Other	9	9	9	8

Total revenues	100	100	100	100

Purchased transportation costs:
Airfreight forwarding	26%	28%	24%	29%
Ocean freight forwarding	20	22	20	22
Customs brokerage	*	*	*	*
Contract logistics	3	2	3	2
Distribution	8	9	8	9
Other	5	5	5	5

Total Purchased transportation costs	62	66	60	67

Staff costs	20	18	22	18
Depreciation and amortization	1	1	1	1
Amortization of intangible assets	*	*	*	*
Restructuring charges	*	*	*	*
Other operating expenses	12	11	13	11

Total operating expenses	95	96	96	97

Operating income	3	4	3	3
Interest income	*	*	*	*
Interest expense	(1)	(1)	(1)	(1)
Other income	*	*	*	*

Pretax income	3	4	2	3
Provision for income taxes	1	1	1	1

Income from continuing operations, net of tax	(1)	(4)	(1)	(3)
Discontinued operations, net of tax	*	*	*	*

Net income	2	3	2	2
Net income attributable to noncontrolling interests	*	*	*	*

Net income attributable to UTi Worldwide Inc.	2%	3%	2%	2%

*	Less than one percent.

Three months ended October 31, 2009 compared to three months ended October 31, 2008
Revenues
Total revenues decreased $242.9 million, or 20%, to $967.2 million for the third quarter of fiscal 2010, compared to total revenues of $1,210.1 million for the corresponding prior year period. The decrease in revenues was primarily the result of significant declines in freight volume and fuel surcharges relating to air and ocean freight, and volume declines across our other service lines when compared to the corresponding prior year period, as a result of the global economic downturn which began during the second half of calendar 2008. Foreign currency fluctuations were not a significant contributing factor to revenues variances for the third quarter of fiscal 2010, compared to the corresponding prior year period, as the U.S. dollar, our reporting currency, was at similar levels to other major global currencies during the comparative quarters.
Freight forwarding revenues in total decreased $202.4 million, or 24%, to $642.4 million for the third quarter of fiscal 2010, compared to $844.8 million for the corresponding prior year period. The decrease was primarily the result of decreased airfreight and ocean freight forwarding volume over the corresponding prior year period as well as a reduction in fuel surcharges when compared to the respective prior period.
Airfreight forwarding revenues decreased $99.8 million, or 23%, to $328.7 million for the third quarter of fiscal 2010, compared to $428.5 million for the corresponding prior year period. Fuel surcharges decreased approximately $63.4 million when compared to the prior year period as a result of a significant decline in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Airfreight volumes decreased 1% for the third quarter of fiscal 2010 when compared to the prior year third quarter, reflecting the improvement in market conditions over the previous two quarters of the fiscal 2010 year.
Ocean freight forwarding revenues decreased $88.7 million, or 27%, to $238.3 million for the third quarter of fiscal 2010, compared to $327.0 million for the corresponding prior year period. This decrease was primarily due to an approximately 6% decrease in ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs) during the third quarter of fiscal 2010, compared to the corresponding prior year period as a result of the economic downturn, as well as reductions in bunker fuel costs, which impacted revenues but generally had did not have a material impact on net revenues.
Customs brokerage revenues decreased $3.0 million, or 11%, to $25.2 million for the third quarter of fiscal 2010, compared to $28.3 million for the corresponding prior year period. The decrease in customs brokerage revenues was primarily due to a 19% decline in the number of clearances as a result of the decrease in international air and ocean volumes due to the global economic downturn.
Other freight forwarding related revenues decreased $10.9 million, or 18%, to $50.1 million for the third quarter of fiscal 2010, compared to $61.0 million for the corresponding prior year period, primarily due to decreases in road freight and other distribution volumes as a result of the global economic downturn.
Contract logistics and distribution revenues in total decreased $40.5 million, or 11%, to $324.8 million for the third quarter of fiscal 2010, compared to $365.3 million for the corresponding prior year period. The decrease was due to the decline in logistics activity and volumes and associated reductions in distribution requirements of our clients primarily as a result of the weak economic environment particularly in the United States.
Contract logistics revenues increased $2.3 million, or 1%, to $175.2 million for the third quarter of fiscal 2010, compared to $172.9 million for the corresponding prior year period. The increase was due to increases in the number of client sites where we provide services, partially offset by a decline in overall logistics volumes due to the weak economic environment compared to the same period of last year.
Distribution revenues decreased $41.9 million, or 28%, to $109.5 million for the third quarter of fiscal 2010, compared to $151.4 million for the corresponding prior year period. However, the decline in distribution volumes was accompanied by a reduction in fuel prices over the comparative period, resulting in a decline of distribution net revenues at a rate which was lower than the decline in distribution revenues.
Other contract logistics and distribution related revenues decreased $0.9 million, or 2%, to $40.1 million for the third quarter of fiscal 2010, compared to $41.0 million for the corresponding prior year period, primarily due to the general decline in volumes as a result of the global economic slowdown.
Net revenues
Total net revenues decreased $46.7 million, or 11%, to $361.5 million for the third quarter of fiscal 2010, compared to total net revenues of $408.2 million for the corresponding prior year period. The decrease in net revenues was primarily the result of significant declines in freight volume across our service lines when compared to the corresponding prior year period. The decrease in net revenues was partially offset by an improvement in our freight forwarding yields for the quarter when compared to the same period last year.

Freight forwarding net revenues decreased $34.2 million, or 18%, to $156.7 million for the third quarter of fiscal 2010, compared to $190.9 million for the corresponding prior year period. Net revenues are primarily a function of volume movements and the expansion or contraction in yields as described below.
Airfreight forwarding net revenues decreased $12.2 million, or 14%, to $74.2 million for the third quarter of fiscal 2010 compared to $86.4 million for the corresponding prior year period. Although airfreight forwarding revenues decreased 23% for the third quarter of fiscal 2010, airfreight forwarding yields, computed as net revenues divided by revenues, expanded by approximately 300 basis points, causing airfreight forwarding net revenues to decrease to a lesser degree compared to the decrease in airfreight forwarding revenues. The decrease in airfreight forwarding net revenues for the third quarter of fiscal 2010 was primarily due to a 13% decrease in net revenues per kilogram and a 1% decline in airfreight tonnage. Airfreight yields were 23%, an increase of approximately 300 basis points compared to 20% for the corresponding prior year period. However when compared on a sequential basis to the second quarter of fiscal 2010, yields decreased approximately 400 basis points, from 27%. This yield compression from the second quarter of fiscal 2010 was primarily caused by less favorable airfreight pricing environments, particularly in our Greater China and Asia Pacific regions, as the marketplace began experiencing capacity shortages that caused buying rates to increase more rapidly than the rates which could be passed onto clients.
Ocean freight forwarding net revenues decreased $9.1 million, or 16%, to $46.9 million for the third quarter of fiscal 2010, compared to $56.0 million for the corresponding prior year period. The decrease in ocean freight forwarding net revenues was primarily due to an approximately 11% decrease in net revenues realized per TEU and an approximately 6% decline in TEUs. As with airfreight, ocean freight yields expanded during the third quarter of fiscal 2010, compared to the corresponding prior year period, causing ocean freight net revenues to decline to a lesser degree than the decline in revenues. For the third quarter of fiscal 2010, ocean freight yields expanded approximately 300 basis points to 20% from 17% for the corresponding prior year period. When compared on a sequential basis to the second quarter of fiscal 2010, ocean freight yields were fairly consistent, having decreased approximately 100 basis points from 21%. Although there remains an over-supply of capacity in the ocean freight market, the ocean carriers increased their pricing during the quarter. We were able to pass the majority of these increases onto our clients and therefore we did not experience a similar yield contraction as with airfreight.
Customs brokerage net revenues decreased $4.1 million, or 15%, to $22.9 million for the third quarter of fiscal 2010, compared to $27.0 million for the corresponding prior year period. The decrease in customs brokerage net revenues was primarily due to a 19% decline in the number of clearances, although this decline was partially offset by a 6% increase in net revenues per clearance.
Contract logistics net revenues decreased $5.4 million, or 4% to $143.2 million for the third quarter of fiscal 2010, compared to $148.6 for the corresponding prior year period. The decrease was a result of reduced activity in this service line due to the global economic downturn although the level of decline was partially offset by new business wins since the comparative period last year.
Distribution net revenues decreased $9.2 million, or 21%, to $34.5 million for the third quarter of fiscal 2010, compared to $43.7 million for the corresponding prior year period. The decrease in distribution net revenue was primarily the result of reduced shipment volume over comparative periods, particularly in the United States.
Staff costs
Staff costs in our freight forwarding segment decreased $10.1 million, or 10%, to $89.0 million for the third quarter of fiscal 2010, compared to $99.1 million for the corresponding prior year period. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 14% and 12% for the third quarters of fiscal 2010 and 2009, respectively. Staff costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms or TEUs. As shipment counts for air and ocean freight fell at lesser rates than shipment volumes during the third quarter of fiscal 2010, headcount reductions were more aligned with the reduction in shipment counts than volume declines.

Staff costs in our contract logistics and distribution segment decreased $6.0 million, or 5%, to $104.1 million for the third quarter of fiscal 2010, as compared to $110.1 million for the corresponding prior year period. The decrease in staff costs in our contract logistics and distribution segment is primarily due to headcount reduction and actions taken in light of the decreased volumes.
Depreciation and amortization
Total depreciation and amortization expense for all segments, was $11.4 million for the third quarter of fiscal 2010, compared to $10.7 million for the corresponding prior year period. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenue for the third quarter of fiscal 2010 compared to the corresponding prior year period.
Amortization of intangible assets
Amortization of intangible assets was $2.7 million for the third quarter of fiscal 2010, compared to $3.5 million for the corresponding prior year period. Acquisitions completed since the third quarter of the preceding year did not have a material impact on amortization of intangibles assets for the third quarter of fiscal 2010 compared to the corresponding prior year period.
Other operating expenses
Other operating costs in the freight forwarding segment decreased $1.1 million, or 3%, to $41.4 million in the third quarter of fiscal 2010, compared to $42.4 million for the corresponding prior year period. The decrease in other operating costs in our freight forwarding segment were primarily due to actions taken since the corresponding prior year period to align with the decline in freight forwarding volume since the comparative prior year period.
Other operating costs in the contract logistics and distribution segment decreased by $11.1 million, or 14%, to $71.1 million for the third quarter of fiscal 2010, compared to $82.2 million for the corresponding prior year period. The decrease in other operating costs in our contract logistics and distribution segment is primarily due to headcount reductions and other actions taken in light of the decline in revenues as a result of the global economic slowdown.
Other operating expenses at corporate were $6.9 million for the third quarter of fiscal 2010, compared to $3.6 million incurred during the corresponding prior year period. The increase in other operating expenses at Corporate is directly related to the transformation of the company into more of a single global enterprise rather than being operated on a decentralized regional basis. The increase in other operating costs is predominantly a result of engaging certain external consulting expertise to assist the company in these transformational activities.
Interest expense, net
Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $188.3 million of principle was outstanding as of October 31, 2009, and capital lease obligations. Interest income and interest expense decreased $2.0 million or 46%, and $2.0 million, or 23%, respectively, for the third quarter of fiscal 2010, compared to the corresponding prior year period. The decrease in interest expense is primarily due to a decrease in total net borrowings outstanding during the comparative periods.

Other income and expenses, net
Other income and expenses primarily relates to foreign currency gains and losses on certain of our intercompany loans, offset by withholding taxes and various other taxes not related to income taxes. Other income, net of expenses, was $0.7 million in the third quarter of fiscal 2010, compared to $1.0 million for the corresponding prior year period.
Provision for income taxes
Our effective income tax rate for the third quarter of fiscal 2010 was 27%, resulting in a provision for income taxes of $7.5 million compared to pretax income of $28.0 million. Our effective income tax rate for the third quarter of fiscal 2009 was 28%. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions. The company expects our effective tax rate for fiscal 2010 to be between 29% and 31%, however, the actual effective tax rate will depend on a variety of factors, including the geographic mix of our business during the last quarter of fiscal 2010.
Discontinued operations, net of tax
Discontinued operations include the operations of the company’s art packing businesses in our EMENA region, the majority of which was sold on July 31, 2008 as part of the company’s ongoing effort to focus on its core businesses. The remaining portion of the art packing business was sold on August 1, 2008.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $1.7 million, to $2.5 million from $0.8 million for third quarter of fiscal 2010, compared to the corresponding prior year period. These increases were the result of increased net income from operations with noncontrolling interests.
Nine months ended October 31, 2009 compared to nine months ended October 31, 2008
Revenues
Total revenues decreased $1,073.6 million, or 29%, to $2,576.1 million for the nine months ended October 31, 2009, compared to total revenues of $3,649.6 million for the corresponding prior year period. The decrease in revenues was primarily the result of significant declines in freight volume and fuel surcharges relating to air and ocean freight, and volume declines across our other service lines when compared to the corresponding prior year period, as a result of the global economic downturn which began during the second half of calendar 2008. We estimate that foreign currency fluctuations contributed to a decrease in revenues of approximately $160.3 million for the nine months ended October 31, 2009 compared to the corresponding prior year period. Foreign currency fluctuations impacted the nine month comparative period ended October 31, 2009 significantly more than the comparative third quarter due to the weakness of the U.S. dollar to other major currencies during the first six months of our fiscal year ended 2010.
Freight forwarding revenues in total decreased $871.8 million, or 34%, to $1,675.3 million for the nine months ended October 31, 2009, compared to $2,547.1 million for the corresponding prior year period. We estimate that foreign currency fluctuations contributed approximately $118.4 million of the decrease in freight forwarding revenues for the nine months ended October 31, 2009 compared to the corresponding prior year period. The remaining decrease was primarily the result of decreased airfreight and ocean freight forwarding volume over the corresponding prior year period as well as reductions in fuel surcharges when compared to the respective corresponding prior year period.

Airfreight forwarding revenues decreased $496.0 million, or 37%, to $838.0 million for the nine months ended October 31, 2009, compared to $1,334.0 million for the corresponding prior year period. The decrease was partially attributable to a decrease in revenues per kilogram for the nine months ended October 31, 2009 compared to the corresponding prior year period. Fuel surcharges decreased approximately $191.3 million for the nine months ended October 31, 2009, when compared to the corresponding prior year period as a result of a significant decline in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. We estimate that foreign currency fluctuations contributed to a decrease in airfreight forwarding revenues of approximately $51.9 million for the nine months ended October 31, 2009 compared to the corresponding prior year period. We also experienced a decrease in airfreight tonnage of 22% for the nine months ended October 31, 2009, compared to the corresponding prior year period, which accounted for approximately $63.7 million of the above decline which reflects the challenging market conditions that we have experienced since the middle of fiscal 2009.
Ocean freight forwarding revenues decreased $318.6 million, or 33%, to $635.9 million for the nine months ended October 31, 2009, compared to $954.5 million for the corresponding prior year period. We estimate that foreign currency fluctuations contributed to a decrease in ocean freight forwarding revenues of approximately $47.3 million for the nine months ended October 31, 2009 compared to the corresponding prior year period. The remaining decrease was primarily due to a 15% decrease in ocean freight volumes, as expressed in TEUs during the nine months ended October 31, 2009, compared to the corresponding prior year period as a result of the economic downturn, as well as reductions in bunker fuel costs, which impacted revenues but generally did not have a material impact on net revenues.
Customs brokerage revenues decreased $18.4 million, or 21%, to $68.5 million for the nine months ended October 31, 2009, compared to $86.9 million for the corresponding prior year period primarily as a result of a decrease of 19% in clearances during the period due to the significant decline in air and ocean freight international shipments as a result of the economic downturn. We estimate that foreign currency fluctuations contributed to a decrease in customs brokerage revenues of approximately $5.6 million for the nine months ended October 31, 2009 compared to the corresponding prior year period.
Other freight forwarding related revenues decreased $38.9 million, or 23%, to $132.8 million for the nine months ended October 31, 2009, compared to $171.7 million for the corresponding prior year period, primarily due to decreases in road freight and other distribution volumes as a result of the global economic downturn as well as the negative impact of foreign currency fluctuations.
Contract logistics and distribution revenues in total decreased $201.8 million, or 18%, to $900.7 million for the nine months ended October 31, 2009, compared to $1,102.5 million for the corresponding prior year period. We estimate that foreign currency fluctuations contributed to a decrease in revenues in our contract logistics and distribution segment of approximately $43.6 million for the nine months ended October 31, 2009 compared to the corresponding prior year period. Additionally, the exit of certain business activities since the corresponding prior year period contributed $22.5 million of the decrease. The remaining decrease was due to the decline in logistics activity and volumes and associated reductions in distribution requirements of our clients primarily as a result of the weak economic environment.
Contract logistics revenues decreased $39.3 million, or 8%, to $475.8 million for the nine months ended October 31, 2009, compared to $515.1 million for the corresponding prior year period. We estimate that foreign currency fluctuations contributed to a decrease in contract logistics revenues of approximately $30.1 million for the nine months ended October 31, 2009 compared to the corresponding prior year period. The exit of certain business activities since the corresponding prior year period contributed to $16.8 million of the decrease. These decreases were partially offset by new business wins since the comparative period last year. Excluding the foreign currency fluctuations of $30.1 million and the decrease of $16.8 million from discontinued operations, contract logistics revenues increased $7.6 million due to increases in the number of client sites where we provide services, partially offset by a decline in overall logistics volumes.
Distribution revenues decreased $144.5 million, or 32%, to $312.6 million for the nine months ended October 31, 2009, compared to $457.1 million for the corresponding prior year period. The majority of the decline was a result of the economic downturn, particularly in the United States domestic trucking market. We estimate that foreign currency fluctuations contributed to a decrease in distribution revenues of approximately $5.6 million for the nine months ended October 31, 2009 compared to the corresponding prior year period. The exit of certain business activities since the corresponding prior year period contributed to $5.7 million of this decrease.

Other contract logistics and distribution related revenues decreased $18.0 million, or 14%, to $112.3 million for the nine months ended October 31, 2009, compared to $130.3 million for the corresponding prior year period, primarily due to the general decline in economic activity as a result of the global economic downturn experienced from the second half of calendar 2008.
Net revenues
Total net revenues decreased $203.2 million, or 17%, to $1,010.4 million for the nine months ended October 31, 2009, compared to total net revenues of $1,213.6 million for the corresponding prior year period. The decrease in net revenues was primarily the result of significant declines in freight and logistics volume across our service lines when compared to the corresponding prior year period. Foreign currency fluctuations also contributed to this decrease and are estimated to have accounted for $67.2 million of the decrease for the nine months ended October 31, 2009 compared to the corresponding prior year period. The decrease in net revenues was partially offset by an improvement in our freight forwarding yields for the nine months ended October 31, 2009 compared to the corresponding prior year period.
Freight forwarding net revenues decreased $120.8 million, or 22%, to $440.0 million for the nine months ended October 31, 2009, compared to $560.8 million for the corresponding prior year period. We estimate that foreign currency fluctuations contributed to a decrease in freight forwarding net revenues of approximately $35.1 million for the nine months ended October 31, 2009 compared to the corresponding prior year period. Net revenues are primarily a function of volume movements and expansions or contractions in yields as described below.
Airfreight forwarding net revenues decreased $62.3 million, or 23%, to $210.2 million for the nine months ended October 31, 2009 compared to $272.5 million for the corresponding prior year period. Although airfreight forwarding revenues decreased 37% for the nine months ended October 31, 2009, airfreight forwarding yields expanded, causing airfreight forwarding net revenues to decrease to a lesser degree than the decrease in airfreight forwarding revenues. Airfreight tonnage declined 22%, and we experienced a 1% decrease in airfreight forwarding net revenues realized per kilogram compared to the corresponding prior year period, which was the primary reason for the decrease in airfreight net revenue for the period. We estimate that foreign currency fluctuations contributed to approximately $15.4 million of the decline in airfreight forwarding net revenues during the period. Airfreight yield for the nine months of fiscal 2010 was 25%, an increase of approximately 500 basis points when compared to 20% for the corresponding prior year period. This yield expansion was caused by a number of factors, including a more favorable airfreight pricing environment, our airfreight purchasing initiatives, including the leveraging of spot-pricing, and the reduction in fuel surcharges compared to the prior year period.
Ocean freight forwarding net revenues decreased $25.8 million, or 17%, to $129.2 million for the nine months ended October 31, 2009, compared to $155.0 million for the corresponding prior year period. The decrease in ocean freight forwarding net revenues was primarily due to a 2% decrease in net revenues per TEU, and a 15% decline in total TEUs moved during the period. We estimate that foreign currency fluctuations contributed to approximately $10.6 million of the decrease. As with airfreight, ocean freight yields expanded during the nine months ended October 31, 2009, compared to the corresponding prior year period, causing ocean freight net revenues to decline to a lesser degree than the decline in revenues. For the nine months ended October 31, 2009, ocean freight yields expanded approximately 400 basis points to 20% from 16% for the corresponding prior year period.
Customs brokerage net revenues decreased $18.5 million, or 23%, to $63.6 million for the nine months of fiscal 2010, compared to $82.1 million for the corresponding prior year period. The decrease in customs brokerage net revenues was primarily due to a 24% decline in the number of clearances during the period which was partially offset by a 1% increase in net revenues per clearance. We estimate that foreign currency fluctuations contributed to a decrease in customs brokerage net revenues of approximately $5.2 million for the nine months ended October 31, 2009 compared to the corresponding prior year period.

Contract logistics net revenues decreased $53.3 million, or 12% to $391.7 million for the nine months ended October 31, 2009 compared to $445.0 million for the corresponding prior year period. The decrease was largely the result of the reduction in contract logistics activities due to the global economic slowdown. Additionally, we estimate that the foreign currency fluctuations accounted for $25.0 million of the decline.
Distribution net revenues decreased $27.8 million, or 21%, to $101.6 million for the nine months ended October 31, 2009, compared to $129.4 million for the corresponding prior year period. The decrease in distribution net revenues was primarily the result of the reduced distribution volumes over comparative periods as a result of the economic conditions, especially in the United States trucking industry.
Staff costs
Staff costs in our freight forwarding segment decreased $45.8 million, or 15%, to $255.3 million for the nine months ended October 31, 2009, compared to $301.2 million for the corresponding prior year period, primarily as a result of reductions to headcount over the comparative period. Additionally, we estimate that foreign currency fluctuations contributed to a decrease in staff costs in our freight forwarding segment of approximately $20.6 million for the nine months ended October 31, 2009 compared to the corresponding prior year period. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 15% for the nine months of fiscal 2010 and 12% for the corresponding prior year period. Our ability to make changes in staff costs in our freight forwarding segment is largely driven by total shipment counts rather than volumes stated in kilograms or TEUs. As shipment counts for air and ocean freight fell at lesser rates than shipment volumes during the third quarter of fiscal 2010, headcount reductions were more aligned with the reduction in shipment counts than volume declines.
Staff costs in our contract logistics and distribution segment decreased $49.7 million, or 14%, to $293.1 million for the nine months ended October 31, 2009, as compared to $342.8 million for the corresponding prior year period. We estimate that foreign currency fluctuations contributed to a decrease in staff costs in the contract logistics and distribution segment of approximately $15.2 million for the nine months ended October 31, 2009 compared to the corresponding prior year period. The remaining decrease in staff costs in our contract logistics and distribution segment is primarily due to headcount reductions and other actions taken in light of the decreased volumes and the exited operations since the corresponding prior year period.
Depreciation and amortization
Total depreciation and amortization expense for all segments was $31.7 million for the nine months ended October 31, 2009, compared to $31.9 million for the corresponding prior year period. When expressed as a percentage of revenue, depreciation and amortization expense remained constant at approximately 1% of revenues for the nine months of fiscal 2010 compared to the corresponding prior year period.
Amortization of intangible assets
Amortization of intangible assets was $8.1 million for the nine months ended October 31, 2009, compared to $9.6 million for the corresponding prior year period. Acquisitions completed since the third quarter of the preceding year did not have a material impact on amortization of intangibles assets for the nine months of fiscal 2010 compared to the corresponding prior year period.
Restructuring charges
During the fourth quarter of fiscal 2009, the company initiated its Information Technology Cost Reduction Plan (EIT Restructure Plan) and incurred related restructuring charges. Total restructuring charges were $1.2 million for the nine months ended October 31, 2009, compared to $6.0 million for the corresponding prior year period. The company has completed its exit activities under this plan.
Other operating expenses
Other operating costs in the freight forwarding segment decreased $14.2 million, or 11%, to $117.5 million for the nine months ended October 31, 2009, compared to $131.7 million for the corresponding prior year period. We estimate that foreign currency fluctuations contributed to a decrease in other costs in our freight forwarding segment of approximately $9.5 million for the nine months ended October 31, 2009 compared to the corresponding prior year period. The remaining decrease of other operating costs in our freight forwarding segment was primarily due to actions taken since the corresponding prior year period caused by the decline in freight forwarding volume.

Other operating costs in our contract logistics and distribution segment decreased by $40.6 million, or 16%, to $208.0 million for the nine months ended October 31, 2009, compared to $248.6 million for the corresponding prior year period. We estimate that foreign currency fluctuations contributed to a decrease in other costs in the contract logistics and distribution segment of approximately $16.7 million for the nine months ended October 31, 2009 compared to the corresponding prior year period. The remaining decrease in operating costs in our contract logistics and distribution segment are primarily due to headcount reductions and other actions taken in light of the decreased volumes and the exited operations since the corresponding prior year period.
Other operating expenses at corporate were $13.0 million for the nine months ended October 31, 2009, compared to $13.3 for the corresponding prior year period. During the nine months ended October 31, 2009 the company recognized a gain on the sale of property in South Africa of $6.3 million. This gain is included as a reduction of other operating expenses at corporate. Excluding this gain, other operating expenses at corporate would have been $19.2 million for the nine months ended October 31, 2009, compared to $13.3 million incurred during the corresponding prior-year period. As a core initiative of our CLIENTasONE strategy, we have embarked on an overall business transformation initiative which includes a new technology platform which we refer to as “4asONE.” This platform is aimed at establishing a single operating system for our freight forwarding business and a single global financial management system for all our operations. Other operating expenses at corporate include costs associated with this project of $7.8 million for the nine months ended October 31, 2009, compared to $2.5 incurred during the corresponding prior year period. Other operating expenses at corporate also include the following: restructuring related charges of $1.2 million for the nine months ended October 31, 2009 which were not part of the EIT Restructure Plan as discussed above and legal fees and other related expenses of $1.5 million and $4.2 million for the nine months ended October 31, 2009 and 2008, respectively, incurred by us as a result of the publicly announced investigations by the U.S. DOJ, the EC and other regulatory agencies.
Other income, net
Other income and expenses primarily relates to foreign currency gains and losses on certain of our intercompany loans, offset by withholding taxes and various other taxes not related to income. Other expenses, net of income, was $0.2 million for the nine months ended October 31, 2009, compared to other income, net of expenses, $1.7 million for the corresponding prior year period.
Interest expense, net
Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $188.3 million of principle was outstanding as of October 31, 2009, and capital lease obligations. Interest income and interest expense decreased $3.5 million or 32%, and $6.3 million, or 27%, respectively, for the nine months ended October 31, 2009, compared to the corresponding prior year period. The decrease in interest expense is primarily due to a decrease in total net borrowings outstanding during the comparative periods.
Provision for income taxes
Our effective income tax rate for the nine months ended October 31, 2009 was 29%, resulting in a provision for income taxes of $17.8 million compared to pretax income of $61.5 million. Our effective income tax rate for the nine months of fiscal 2009 was 27%. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions. The company expects our effective tax rate for fiscal 2010 to be between 29% and 31%, however, the actual effective tax rate will depend on a variety of factors, including the geographic mix of our business during the last quarter of fiscal 2010.
Discontinued operations, net of tax
Discontinued operations include the operations of the company’s art packing businesses in our EMENA region, the majority of which was sold on July 31, 2008 as part of the company’s ongoing effort to focus on its core businesses. The remaining portion of the art packing business was sold on August 1, 2008.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $1.4 million, to $4.2 million from $2.8 million for the nine months ended October 31, 2009, as compared to the corresponding prior year period. These increases were the result of increased net income from operations with noncontrolling interests.

Liquidity and Capital Resources
As of October 31, 2009, our cash and cash equivalents totaled $307.6 million, representing an increase of $50.7 million from January 31, 2009, resulting from $12.3 million of net cash provided by our operating, investing and financing activities and an increase of $38.4 million related to the effect of foreign exchange rate changes on our cash balances.
During the first three quarters of fiscal 2010, we generated approximately $51.6 million in net cash from operating activities. This resulted from net income attributable to UTi Worldwide Inc. of $43.8 million plus depreciation and amortization of intangible assets totaling $39.9 million, a decrease in trade payables and other current liabilities of $35.6 million, and a decrease in trade receivables and other current assets of $3.0 million, and a decrease in other items totaling $0.5 million.
The company’s primary source of liquidity is the cash generated from operating activities, which is subject to seasonal fluctuation, particularly in our freight forwarding segment. The company experiences increased activity associated with peak season, historically during the second and third quarters, requiring significant customer disbursements. During the second quarter and the first half of the third quarter, this seasonal growth in customer receivables consumes available cash. Historically the second half of the third quarter and the fourth quarter generate significant cash as cash collections exceed cash customer disbursements, resulting primarily from seasonal holiday activity. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, this quarter historically results in usage of available cash.
On a comparative basis, during the first three quarters of fiscal 2010, net cash generated from operating activities was $51.6 million, which exceeded net income attributable to the company of $39.6 million for the same period. During the first three quarters of fiscal 2009, net cash generated from operating activities was $72.8 million, compared to net income attributable to the company of $85.2 million. The weak economic conditions experienced in the fourth quarter of fiscal 2009 continued into the first three quarters of fiscal 2010 and, as a result, the company did not experience the normal seasonal volume increases in the first three quarters of fiscal 2010 when compared to past quarterly periods. Reduced cash disbursements in these quarters combined with cash collections related to pre-existing customer receivables resulted in favorable cash flows from operations compared to net income and historical trends. The seasonal increase in customer activity in the third quarter, although lower than normal, required a consumption of cash in the third quarter.

In addition to cash generated from the company’s income generating activities, when the company acts as a customs broker, we make significant cash advances on behalf of our clients to the various customs authorities around the world, predominantly in countries where our clients are importers of goods such as South Africa and Israel. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses, however these advances temporarily consume cash as these items are typically paid to third parties in advance of reimbursement from our clients. During the first three quarters of fiscal 2010, advances for customs duties and taxes were approximately $2,480.0 million, a decrease of $935.5 million when compared to approximately $3,415.5 million for the corresponding prior year period. This decrease of customs duties and taxes was primarily attributable to the decrease in the value of goods moving internationally as a result of the significant decline in freight volumes experienced in the current fiscal year. The decrease in these advances and subsequent collection activity related to customs duties and taxes had a favorable impact on our net cash generated from operating activities.
Cash used for investing activities for the nine months ended October 31, 2009 and 2008 was $12.4 million and $54.7 million, respectively. During the first three quarters of fiscal 2010, cash used for capital expenditures was approximately $21.1 million, consisting primarily of computer hardware and software and furniture, fixtures and equipment. During the normal course of operations, the company has a need to acquire technology, office furniture and equipment to facilitate the handling of customers’ freight and logistics volumes. The company currently expects to spend approximately $7.0 million for normal or routine capital expenditures in the fourth quarter of fiscal 2010 resulting in estimated total capital expenditures of approximately $28.1 million for fiscal 2010. Included in cash used in investing activities were proceeds of $11.9 million for the disposal of property, plant and equipment, including $8.1 million for our disposal of property in South Africa. During the first three quarters of fiscal 2010, we used an aggregate of $3.1 million of cash for acquisitions and earn-out payments.
The following outlines certain of our recently paid and future potential earn-out payments related to prior acquisitions.
•
Our last remaining earn-out payment relating to the acquisition of Perfect Logistics was based on the acquired operation’s earnings over the twelve-month period ended May 31, 2009. We were not required to make the final payment in regard to this earn-out.

•
We anticipate making one further contingent earn-out payment of $4.2 million (the maximum amount in terms of the acquisition agreement) related to our acquisition of Concentrek, which will be calculated based on a multiple of Concentrek’s earnings for the twelve-month period ending January 31, 2010. We currently anticipate making this earn-out payment during the first half of fiscal 2011.

•
One remaining contingent earn-out payment related to our acquisition of Logica GmbH will be calculated based on a multiple of the acquired operation’s earnings for the twelve-month period ending January 31, 2010. This earn-out payment is subject to a maximum of 10.0 million Euros in the aggregate (equivalent to approximately $14.8 million as of October 31, 2009). We currently do not expect to make the final payment in regard to this earn-out based upon the entity’s performance in the nine months of fiscal 2010.

•
We anticipate making two contingent earn-out payments related to our acquisition of Cargoforte, subject to a maximum of $19.6 million in the aggregate, which payments will be offset against the initial purchase price of $1.0 million and will be calculated based on a multiple of the acquired operations future earnings for each of the twelve month periods ending January 31, 2010 and 2011. We made a payment of $0.9 million in June 2009, relating to the twelve month period ended January 31, 2009.

•
We anticipate making two contingent earn-out payments related to our acquisition of UTi Pharma Slovakia, s.r.o. These payments are subject to a maximum of $3.0 million in the aggregate and are to be calculated based on a multiple of the acquired operation’s earnings for each of the two year periods ending January 31, 2010 and January 31, 2012.

•
We anticipate making one contingent earn-out payment related to our acquisition of Tacisa. The payment will be calculated based on a multiple of the acquired operations’ earnings for the twelve months ending January 31, 2010, and was estimated to be approximately $4.7 million as of October 31, 2009.

Our financing activities during the first three quarters of fiscal 2010 used $27.0 million of cash, primarily due to net payments of $20.0 million for bank lines of credit, offset by net borrowings of $0.9 million from short term borrowings, $36.9 million for repayments of long term bank borrowings, debt issuance costs of $4.6 million and $17.6 million for the repayment of capital lease obligations with an offset of $56.5 million from proceeds from the issuance of long term borrowings. In October 2009 we paid $6.0 million of cash in connection with the cash dividend of $0.06 cents per outstanding ordinary share declared by our board of directors on September 15, 2009.
Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive income as a result of foreign currency translation adjustments, net of tax, was $14.6 million and $74.6 million for the three and nine months ended October 31, 2009, respectively. Other comprehensive loss as a result of foreign currency translation adjustments, net of tax, was $99.9 million and $89.2 million for the three and nine months ended October 31, 2008, respectively. The movement during the first three quarters of fiscal 2010 was caused primarily by depreciation of the U.S. dollar against the Euro and South African rand, together which had the most significant impact on the company’s translation adjustment.
Credit Facilities and Senior Notes
The company has various credit, letter of credit and guarantee facilities. The company’s primary facilities and borrowings include: the ABN/RBS Letter of Credit Agreement and Nedbank Letter of Credit Agreement; the South African Facilities Agreement; and the 2009 and 2006 note purchase agreements; all described in more detail below. The purpose of the company’s facilities is to provide the company with working capital, customs and other guarantees, letters of credit, and funds for general corporate purposes. Due to the global nature of the company’s business, a number of financial institutions are utilized to provide the company with credit facilities.
At October 31, 2009, the aggregate amount available for borrowing under all facilities totaled approximately $306.5 million. As of October 31, 2009, loans outstanding under these facilities totaled approximately $50.5 million and letters of credit and guarantees outstanding under these facilities totaled approximately $159.8 million excluding letters of credit (or the portion thereof) used to support loans outstanding. At October 31, 2009, the company had approximately $96.2 million of available, unused capacity under these facilities, approximately $74.3 million of which was available for cash draw.
ABN/RBS Letter of Credit Agreement
On July 9, 2009, the company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the “ABN/RBS Letter of Credit Agreement”). The ABN/RBS Letter of Credit Agreement provides for an aggregate availability of up to $75.4 million in letters of credit as of October 31, 2009. The ABN/RBS Letter of Credit Agreement provided for two separate letter of credit facilities, which are referred to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. The ABN Letter of Credit Facility consists of a letter of credit facility in the amount of $50.0 million and the RBS Letter of Credit Facility consists of a letter of credit facility in the amount of $25.4 million. As of October 31, 2009, the letters of credit outstanding under the ABN Letter of Credit Facility totaled approximately $28.3 million and the letters of credit outstanding under the RBS Letter of Credit Facility totaled approximately $10.6 million. As of October 31, 2009, the amount of available, unused capacity was $21.7 million under the ABN Letter of Credit Facility and $14.8 million under the RBS Letter of Credit Facility. The ABN Letter of Credit Facility matures on July 9, 2011. The RBS Letter of Credit Facility matures on December 31, 2009 and the company is in the process of seeking the release of the remaining letters of credit issued pursuant to this facility or providing for alternative arrangements for the underlying obligations. The availability under the RBS Letter of Credit Facility is reduced on a dollar for dollar basis upon the cancellation or maturity of each existing letter of credit under the facility. The company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.

Nedbank Letter of Credit Agreement
On July 9, 2009, the company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement (the “Nedbank Letter of Credit Agreement”) with Nedbank Limited, acting through its London Branch. The Nedbank Letter of Credit Agreement provides for an aggregate availability of up to $36.0 million in letters of credit. As of October 31, 2009, the letters of credit outstanding under the Nedbank Letter of Credit Agreement totaled approximately $6.2 million and loans outstanding totaled $21.2 million. As of October 31, 2009, the amount of available, unused capacity was $8.6 million under this facility. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.
Together, the company refers to the ABN/RBS Letter of Credit Agreement and the Nedbank Letter of Credit Agreement as the “Letter of Credit Agreements”. Pursuant to the terms of the Letter of Credit Agreements, the company is charged fees relating to, among other things, the issuance of letters of credit, the aggregate amount of letters of credit outstanding, and the unused portions of these facilities, all at the rates specified in the applicable agreement.
South African Facilities Agreement
On July 9, 2009, certain of the company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650.0 million South African rand revolving credit facility, which is comprised of a 400.0 million South African rand working capital facility and a 250.0 million South African rand letter of credit, guarantee and forward exchange contract facility. At October 31, 2009, based on current exchange rates, the revolving credit facility provided for an aggregate availability of $83.7 million. As of October 31, 2009, the borrowings, letters of credit, and guarantees under the South African Facilities Agreement totaled approximately $34.6 million, represented by borrowings of $3.0 million and outstanding letters of credit and guarantees of $31.6 million. As of October 31, 2009, the amount of available, unused capacity was $49.1 million under this facility. The South African Facilities Agreement also provides the company’s South African operations with a 150.0 million South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa.
Overdrafts under the South African working capital facility will bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 1%. The per annum interest rate payable in respect of foreign currency accounts will generally be the London Interbank Offered Rate (LIBOR), or with respect to a foreign currency account in euro, the Euro Interbank Offered Rate (EURIBOR), plus the lender’s cost of funds (to the extent greater than LIBOR or EURIBOR, as applicable), plus 3%. Instruments issued under the letter of credit, guarantee and forward exchange contract facility will bear interest at a rate to be agreed upon in writing by the company’s subsidiaries party to the South African Facilities Agreement and Nedbank.

In addition to the credit, letter of credit, and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity. In many cases, the use of these particular letter of credit, guarantee, and working capital facilities are restricted to the country in which they originated although this is not always the case. These particular letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in the country.
2009 Note Purchase Agreement
On July 9, 2009, the company issued $55.0 million of senior unsecured guaranteed notes (the “2009 Senior Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes mature on August 9, 2014. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The company is required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of October 31, 2009, the principal amount outstanding under the 2009 Senior Notes was $55.0 million.
2006 Note Purchase Agreement
On July 13, 2006, the company issued $200.0 million of senior unsecured guaranteed notes (the “2006 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) under a note purchase agreement (the “2006 Note Purchase Agreement”, and together with the 2009 Note Purchase Agreement, the “Note Purchase Agreements”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes mature on July 13, 2011. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The company is required to repay approximately $33.3 million, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of October 31, 2009, the principal amount outstanding under the 2006 Senior Notes was approximately $133.3 million.
The Letter of Credit Agreements, the South African Facilities Agreement and the 2009 Senior Notes, referred to above replaced the company’s former $250.0 million credit facility agreement (the “2006 Facility Agreement”) with ABN and various other financial institutions party thereto. All loans previously outstanding under the 2006 Facility Agreement were refinanced or paid and all letters of credit previously issued under the 2006 Facility Agreement were terminated or supported with new letters of credit in connection with the execution of the Letter of Credit Agreements, the South African Facilities Agreement and the issuance of the 2009 Senior Notes. No early termination penalties were incurred in connection with the termination of the 2006 Facility Agreement.
The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the company to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the company fail to comply with these covenants, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of October 31, 2009.
Furthermore, the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements each contain cross-default provisions with respect to other indebtedness, giving the lenders under the Letter of Credit Agreements and the South African Facilities Agreement and the note holders under the Note Purchase Agreements the right to declare a default if the company defaults under other indebtedness in certain circumstances.

Pursuant to the terms of the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements, the company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, including losses, liabilities and costs relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements. The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement. The company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements. Liabilities for these indemnification obligations were not material to the company as a whole as of the dates that each of the respective agreements was entered into or as of October 31, 2009.
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
There have been no significant changes in the company’s critical accounting policies during the third quarter of fiscal 2010.

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
As of October 31, 2009, there had been no material changes to our exposure to market risks since January 31, 2009, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 4.	Controls and Procedures
“Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
The Company’s management, under the direction and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of October 31, 2009. Based upon this evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009.

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

The company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes to the company’s internal controls over financial reporting during the third quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
The company and one of its subsidiaries (along with sixteen other global corporations) were named as defendants by a patent holding company, in a patent infringement lawsuit filed on May 7, 2009, in the United States District Court for the Central District of California (Big Baboon, Inc. v. Dell Inc., et. al.). The lawsuit alleges that the company’s eMpower software tools are infringing U.S. Patent Nos. 6,115,690 (the “‘690 patent”) and 6,343,275 (the “‘275 patent”). On July 20, 2009, the company filed and served an amended answer and counterclaims, in which the company answered the allegations in the complaint, asserted various affirmative defenses thereto, and asserted counterclaims against the plaintiff for a declaratory judgment of non-infringement and invalidity of the ‘690 and ‘275 patents. The case is currently in its preliminary stages and no amount of damages has been claimed by the plaintiff. It is not currently believed that the infringement claims asserted will be material to the company as a whole.

In June 2007, we responded to a grand jury subpoena requesting documents in connection with the U.S. DOJ’s investigation into the pricing practices in the international freight forwarding and cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials in connection with its investigation of the international freight forwarding and cargo transportation industry. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ recently requested that we produce various documents regarding ocean freight forwarding. We believe we are a subject of the U.S. DOJ investigation.
On October 10, 2007, we also received a notice from the Canadian Competition Bureau that the Bureau commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that we preserve records relevant to such investigation. On October 30, 2009, the Company received notice from the Canadian Competition Bureau that it had closed its investigation and has withdrawn its record preservation request.
On October 25, 2007, one of our subsidiaries received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that we provide documents and information as it relates to New Zealand. Our subsidiary responded to the request from the New Zealand Commerce Commission on December 21, 2007.
In June 2008 and February 2009, one of our subsidiaries received a request for information issued by the EC requesting certain information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In July 2008 and March 2009, we submitted responses to these requests.
In May 2009, the company learned that the Brazilian Ministry of Justice is investigating possible alleged cartel activity in the international air and ocean freight forwarding market. As of the date of the filing of this Quarterly Report on Form 10-Q, the company has not been contacted by Brazilian authorities regarding this matter.
In November 2009, one of the company’s subsidiaries received a summons from the South African Competition Commission requesting certain information and records in connection with its ongoing investigation of alleged anti-competitive behavior relating to the market for freight forwarding services in South Africa.
We continue to receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations, and we have provided, and expect to continue to provide in the future, further responses as a result of such requests.

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
The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this and together with its expert legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $12.4 million based on exchange rates as of October 31, 2009.
The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $14.0 million, based on exchange rates as of October 31, 2009.
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
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, There have been no material changes to the risk factors as disclosed in Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, and in Part II Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2009. The disclosures in our Annual Report on Form 10-K and in our other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

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

UTi Worldwide Inc.
Date: December 8, 2009	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: December 8, 2009	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002