Form 10-K
period 2010-01-31
UTi WORLDWIDE INC
filed 2010-03-29
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended January 31, 2010
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

562.552.9400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Ordinary shares, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, or July 31, 2009, was approximately $1.0 billion computed by reference to the closing price of the registrant’s ordinary shares on such date, as quoted on The NASDAQ Global Select Market.

At March 26, 2010, the number of shares outstanding of the registrant’s ordinary shares was 100,716,326.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, which is expected to be filed on or before May 17, 2010 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

UTi Worldwide Inc.

Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2010

		Page

Introduction		1
Forward-Looking Statements		1

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	[Reserved]	28

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	69
Item 8.	Financial Statements and Supplementary Data	71
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
Item 9A.	Controls and Procedures	71
Item 9B.	Other Information	72

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	73
Item 11.	Executive Compensation	73
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73
Item 13.	Certain Relationships and Related Transactions and Director Independence	74
Item 14.	Principal Accountant Fees and Services	74

PART IV
Item 15.	Exhibits and Financial Statement Schedules	75
Signatures		78
Index to Consolidated Financial Statements		F-1
EX-10.7
EX-10.8
EX-10.9
EX-10.11
EX-10.12
EX-10.13
EX-10.22
EX-10.25
EX-44
EX-10.45
EX-10.46
EX-10.47
EX-12.1
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

Introduction

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements

Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things the company’s current business plan and strategy and strategic operating plan, anticipated tax rates, anticipated capital expenditures for environmental compliance purposes, anticipated costs, benefits and timing associated with our 4asONE technology-enabled, business transformation initiative, the anticipated outcome of litigation, the company’s ability to meet its capital and liquidity requirements for the foreseeable future, the anticipated impact of various cost reduction efforts, and any other statements if concerning future matters. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors, risks and uncertainties may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited economic volatility that has materially impacted trade volumes, transportation capacity, pricing dynamics and overall margins; the financial condition of many of the company’s customers; volatility and uncertainty in global capital and credit markets which may adversely impact our operations; the impact of sharply rising freight transportation rates on the company’s net revenue; planned or unplanned consequences of our business transformation efforts; our clients’ demand for our services; the impact of cost reduction measures undertaken by the company and the amount and timing of the expected benefits from such measures; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of higher fuel costs; the effects of changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; or material reductions in capacity by carriers; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of the ongoing publicly announced investigations by the U.S. Department of Justice, the European Commission, the South African Competition Commission and other governmental agencies into the pricing practices of the international air freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies and of the realignment of the company’s executive management structure; disruptions caused by epidemics, conflicts, wars and terrorism; the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission (SEC); and other factors outside our control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We formed our current business from a base of three freight forwarders which we acquired between 1993 and 1995. Currently, we operate a global network of freight forwarding offices and contract logistics and distribution centers in a total of 63 countries. In addition, we serve our clients in 81 additional countries through independent agent-owned offices. Our business is managed from principal support offices located in Long Beach, California, and several other locations worldwide.

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

When we act as an authorized agent for the airline or ocean carrier, we arrange for the transportation of individual shipments to the airline or ocean carrier. As compensation for arranging for the shipments, the carriers pay us a commission. If we provide the client with ancillary services, such as the preparation of export documentation, we receive an additional fee. Airfreight forwarding services accounted for approximately 33%, 36% and 36% of our consolidated revenues in our fiscal years ended January 31, 2010, 2009 and 2008, (which we refer to as fiscal 2010, 2009 and 2008, respectively). Ocean freight forwarding services accounted for approximately 25%, 26% and 25% of our consolidated revenues for fiscal 2010, 2009 and 2008, respectively.

As part of our freight forwarding services, we provide customs brokerage services in the United States (U.S.) and most of the other countries in which we operate. Within each country, the rules and regulations vary, along with the level of expertise that is required to perform the customs brokerage services. We provide customs brokerage services in connection with a majority of the shipments which we handle as both an air and ocean freight forwarder. We also provide customs brokerage services in connection with shipments forwarded by our competitors. In addition, other companies may provide customs brokerage services in connection with the shipments which we forward.

As part of our customs brokerage services, we prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and perform other related services. We determine our fees for our customs brokerage services based on the volume of business transactions for a particular client, and the type, number and complexity of services provided. Revenues from customs brokerage and related services are recognized upon completion of the services. Customs brokerage services accounted for approximately 3% of our consolidated revenues in each of fiscal 2010, 2009 and 2008.

We believe that for the Freight Forwarding segment, net revenue (the term used by the company to describe revenue less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because our revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our clients, plus the fees we receive for our ancillary services. Within our company, revenue derived from freight forwarding generally is shared between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only commissions and fees earned by us and is substantially similar to net revenue for the Freight Forwarding segment in this respect.

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible than purchased transportation costs in the near term.

Contract Logistics and Distribution Segment.  Our contract logistics services primarily relate to value-added warehousing and the subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business. Contract logistics services accounted for approximately 18%, 15% and 14% of our consolidated revenues in fiscal 2010, 2009 and 2008, respectively.

We also provide a range of distribution and other supply chain management services, such as domestic ground transportation, warehousing services, consulting, order management, planning and optimization services, outsourced management services, developing specialized client-specific supply chain solutions, and customized distribution and inventory management services. Distribution services accounted for approximately 12%, 12% and 14% of our consolidated revenues for the fiscal years ended 2010, 2009 and 2008, respectively. We receive fees for the other supply chain management services that we perform. Other services consisting predominately of supply chain management services accounted for approximately 9%, 8% and 8% of our consolidated revenues in fiscal 2010, 2009 and 2008, respectively.

The Contract Logistics and Distribution Segment includes the distribution operation in the Africa region, which was previously reported under Freight Forwarding, as this operation has evolved from an air express to a road distribution business over the last few years.

In contrast to the Freight Forwarding segment, we believe revenue is a better measure of the growth in our contract logistics and distribution business because this segment does not incur carrier costs (and related fuel surcharges) in the same manner as freight forwarding, and purchased transportation costs under this segment primarily relate to the truck brokerage operations in the Americas region.

Acquisitions

We have grown in the past, and may grow in the future, through acquisitions. During fiscal 2010, we made three acquisitions. These acquisitions, along with our other acquisitions over the past five years, have had, and will have, a significant effect on the comparability of our operating results over the respective prior periods. Historically, we have financed acquisitions with a combination of cash from operations and borrowings. We may borrow additional money or issue ordinary shares in the future to finance acquisitions. We regularly evaluate acquisition opportunities. From time-to-time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to those potential acquisition targets. Readers are urged to read carefully all cautionary statements contained in this Form 10-K relating to acquisitions, including, without limitation, those contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.

Effective December 21, 2009, the company acquired the remaining outstanding shares of an Israeli subsidiary, Excel MPL-A.V.B.A., LP (EMA Israel), of which the company had already held a 50% ownership interest that was acquired through its acquisition of its parent company in the beginning of fiscal 2010. The purchase price totaled $6.5 million, including the repayment of a $0.5 million loan and contingent consideration of $0.3 million which is based on projected net revenues from a particular customer for the next four years. The contingent consideration was accrued as an obligation through an increase to goodwill. The acquisition eliminated a minority shareholder in Israel. The purchase price exceeded the fair value of the noncontrolling interest received and net assets acquired, and accordingly, $2.0 million was allocated to goodwill, all of which is included with the company’s Contract Logistics and Distribution segment. The company is currently determining whether the goodwill is deductible for tax purposes. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the additional net assets acquired is being conducted and the final allocation will be made when completed.

Effective February 4, 2009, the company acquired all of the issued and outstanding shares of Multi Purpose Logistics, Ltd., which we have subsequently renamed to UTi M.P.L. Ltd. (MPL), for a purchase price of $1.1 million, net of cash acquired of $0.4 million. MPL is an Israeli company providing logistics services and held a 50% ownership interest in EMA Israel at the time of acquisition. As a result of this acquisition, the company has increased its range of services provided in Israel. The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Subsequent to the acquisition date, the company conducted additional valuation work on the customer relationships identified and refined its estimates previously recorded during the year. During the fourth quarter of fiscal 2010, the company finalized the valuation of such intangible assets and the allocation of the purchase price. The final allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly $2.5 million was allocated to goodwill, all of which is included within the company’s Contract Logistics and Distribution segment. The company determined that none of the goodwill is deductible for tax purposes.

Effective October 16, 2009, the company acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L. (Tacisa), a Spanish freight forwarder. An employee of one of the company’s Spanish subsidiaries held a majority ownership interest in Tacisa prior to the company’s acquisition. The purchase price totaled $5.5 million, net of cash acquired of $0.8 million, and including contingent consideration of $4.7 million based on projected 2010 operating results of Tacisa. The contingent consideration was accrued as an obligation with a corresponding increase to goodwill. The acquisition expanded the company’s freight forwarding coverage in Spain. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $2.5 million was allocated to goodwill, all of which is included in the company’s Freight Forwarding segment.

Additional information regarding these and our other acquisitions is set forth in Note 2, “Acquisitions,” in our consolidated financial statements included in this Form 10-K and in Part II, Item 7 of this Form 10-K appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated herein by reference.

Financial Information about Services and Segments

As discussed in Note 21, “Segment Reporting” in our consolidated financial statements included in this annual report, the company changed its segment reporting in the first quarter of fiscal 2009 to reflect the realignment of its management structure around its core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. As a result of this change, the company’s reportable business segments are (i) Freight Forwarding and (ii) Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Corporate office expenses, eliminations, and various holding companies within the group structure are presented separately. In conjunction with this change, certain costs that were previously presented separately are now recorded in the Freight Forwarding and Contract Logistics and Distribution segments. These changes and reclassifications had no effect on the company’s reported earnings, or earnings per basic and diluted share. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB Codification or ASC) Topic 280, Segment Reporting (ASC 280), all prior period segment information was reclassified to conform to this new financial reporting presentation.

Additional information regarding our operations by geographic segment and revenue attributable to our principal services is set forth in Note 21, “Segment Reporting” in our consolidated financial statements included in this annual report and in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Seasonality

Historically, our results for our operating segments have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and many other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand or are based on just-in-time production schedules. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that these historical seasonal patterns will continue in future periods.

Environmental

In the U.S., the company is subject to Federal, state and local provisions regulating the discharge of materials into the environment or otherwise seeking to protect the environment. Similar laws apply in many other jurisdictions in which the company operates. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and the company cannot predict what impact future environmental regulations may have on its business. The company does not currently anticipate making any material capital expenditures for environmental compliance purposes in the reasonably foreseeable future.

Currency Risk

The nature of the company’s worldwide operations requires the company to transact with a multitude of currencies other than the U.S. dollar. This results in the company being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where the company maintains offices or agency relationships have strict currency control regulations which influence the company’s ability to hedge foreign currency exposure. The company attempts to compensate for these exposures by facilitating international currency settlements among its offices and agents.

Sales and Marketing

We market our services through an organization consisting of approximately 939 full-time salespersons who receive assistance from our senior management and regional and local managers. In connection with our sales process and in order to serve the needs of our clients, some of which utilize only our freight forwarding and/or contract logistics services and for others who utilize a wider variety of our supply chain solutions services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing our air and ocean freight forwarding, contract logistics and customs brokerage services as individual products; and the other group focuses on marketing a combination of our services as comprehensive supply chain solutions.

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

No single client accounted for more than 4% of our consolidated revenues in fiscal 2010, 2009 or 2008.

Competition

Competition within the freight forwarding, contract logistics, distribution, and supply chain management industries is intense. There are a large number of companies that compete in one or more segments of the industry. However, there are a limited number of international firms that have the worldwide capabilities to provide the breadth of services that we offer. We also encounter competition from regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, ocean carriers, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and Internet-based freight exchanges. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offerings to compete, which we expect will result in further industry consolidation.

In the competitive and fragmented domestic ground transportation services business in North America, we compete primarily with truckload carriers, intermodal transportation service providers, less-than-truckload carriers, railroads and third party broker carriers. We compete in this business primarily on the basis of service, efficiency and freight rates.

We believe that the ability to develop and deliver innovative solutions to meet our clients’ global supply chain needs is a critical factor in the ongoing success of the company. We achieve this through the appropriate use of technology and by leveraging our industry experience across the globe. This experience was obtained through strategic acquisitions and by attracting, retaining, and motivating highly qualified personnel with knowledge in the various segments of global logistics.

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

Information Technology Systems

Our proprietary eMpower suite of supply chain technology systems is based on an open architecture design. eMpower facilitates the online operations of our supply chain activities, allows our offices and agents to link to our supply chain visibility system and offers our clients real-time, web-based access to detailed levels of inventory product and shipment data, customized reporting and analysis and easy integration with their technology systems. eMpower provides our clients with a customizable web portal, along with powerful supply chain visibility tools for managing their integrated end-to-end supply chains, whether at rest or in motion, at the order, stock keeping unit (SKU) or item level.

Within eMpower are various supply chain information systems, including the following:

•	uOp, which is used by our offices and agents as a local operating system for air and ocean freight import and export documentation, customs brokerage and accounting functions that feed shipment and other client data into our global information systems;

•	uOrder, which assists our clients with order management;

•	uTrac, which provides our clients with supply chain visibility, enabling them to track shipments of goods and materials;

•	uWarehouse, which enables our clients to track the location and status of goods and materials within a warehouse and track the location and status of goods and materials in transit;

•	uClear, which provides visibility into customs clearance transactions for our clients;

•	uAnalyze, which assists us and our clients with isolating the factors causing variability in supply chains;

•	uReport, which provides clients with customized reports;

•	uConnect, which enables the electronic transfer of data between our systems and those of our clients and also integrates our internal applications;

•	uPlan, which is used for strategic planning and optimization of our clients’ supply chains;

•	uDistribute, which enables tracking of goods and materials within domestic distribution networks; and

•	uShip, which enables clients to initiate shipping transactions and alert these directly to our origin offices.

Intellectual Property

We have applied for federal trademark or service mark registration of the marks UTi, Inzalo and our “U” design. The mark UTi has been or is currently being registered in selected foreign countries. The service marks “UTi”, “UTi plus design” and our “U” design have been granted to us on November 21, 2006, December 5, 2006 and May 26, 2009, respectively, by the U.S. Patent and Trademark Office. We also operate our businesses worldwide through various other common-law trademarks and trade names. We have no patents nor have we filed any patent applications. While we may seek further trademarks or service marks and perhaps patents on inventions or processes in the future, we believe our success depends primarily on factors such as the skills and abilities of our personnel rather than on any trademarks, patents or other registrations we may obtain.

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

Employees

At January 31, 2010, we employed a total of 19,514 persons. A breakdown of our employees by geographic region is as follows:

EMENA	4,568
Americas	6,250
Asia Pacific	2,933
Africa	5,602
Corporate	161

Total	19,514

Approximately 2,355 of our employees are subject to collective bargaining arrangements in several countries, primarily in South Africa, which are renegotiated annually. We believe our employee relations to be generally good.

Executive Officers and Other Senior Managers of Registrant

Our executive officers are as follows (ages and titles as of March 26, 2010):

Name	Age	Position

Eric W. Kirchner	51	Chief Executive Officer and Director
William T. Gates	62	Executive Vice President; President, Contract Logistics and Distribution
Gene T. Ochi	60	Executive Vice President; President, Client Growth
Lawrence R. Samuels	53	Executive Vice President — Finance and Chief Financial Officer
Lance E. D’Amico	41	Senior Vice President — Enterprise Support Services, Global General Counsel and Secretary
Ronald S. Glickman	51	Senior Vice President and Chief Information Officer

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

William T. Gates was appointed as Executive Vice President; President, Contract Logistics and Distribution, in February 2008. Mr. Gates joined the company in October 2002 when we completed the acquisition of Standard Corporation, which we have subsequently renamed UTi Integrated Logistics, Inc., and has held positions of increasing responsibilities, including General Manager, Vice President, President, Chief Operating Officer and Chief Executive of UTi Integrated Logistics, Inc., before being promoted to President, Americas Contract Logistics and Distribution, in April 2007, a role he held until February 2008. Prior to joining UTi Integrated Logistics, Inc., Mr. Gates served as General Manager of the Wal-Mart Distribution center in Laurens, South Carolina. His experience also includes service in the U.S. Marine Corps as a Logistics Officer. Mr. Gates has been an active member of the Warehousing Education and Research Council (WERC), the Council of Supply Chain Management Professionals (formerly Council of Logistics Management) and the International Warehouse Logistics Association (IWLA). He is also a past President of WERC. Mr. Gates received a Bachelor of Science (B.S.) from California Polytechnic State University and an M.S. in logistics systems management from the University of Southern California.

Gene T. Ochi was appointed as Executive Vice President; President, Client Growth in May 2009. Prior to that time Mr. Ochi served as Executive Vice President — Integrated Solutions for Strategic Clients since November 2008. From 2006 to November 2008, Mr. Ochi served as Executive VP & Chief Marketing Officer and Executive Vice President — Global Leader of Client Solutions Development. From 1998 to 2006, Mr. Ochi served as our Senior Vice President — Marketing and Global Growth. From 1993 to 1998, Mr. Ochi served as the Regional Vice President, Western U.S.A., of UTi, United States, Inc., one of our subsidiaries. From 1989 to 1992, Mr. Ochi served as the Senior Vice President of Marketing of BAX Global. Mr. Ochi received a B.S. degree from the University of Utah and a Masters of Business Administration (M.B.A.) from the University of Southern California.

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

Lance E. D’Amico was appointed Senior Vice President — Enterprise Support Services and Secretary in February 2008. Mr. D’Amico continues to serve as our Global General Counsel, a role he assumed when he joined the company in August 2006, as well as our Secretary, a role he assumed in March 2007. From April 2000 through August 2006, he held several positions at Element K Corporation, an educational software and publishing company, most recently serving as Executive Vice President, Strategy and Operations. From 1994 through 2000, Mr. D’Amico was an associate at Cravath, Swaine & Moore LLP, specializing in mergers & acquisitions, securities and corporate finance. He holds a J.D. from The New York University School of Law and a Bachelor of Arts (B.A.) from Dartmouth College.

Ronald S. Glickman was appointed as Senior Vice President and Chief Information Officer in February 2007, when Mr. Glickman joined the company. From 2004 to February 2007, he was responsible for the retail and hospitality vertical at Cognizant Technology Solutions. From 1999 to 2004, he served as Chief Information Officer at DFS Group, a global luxury retailer for travelers. Mr. Glickman holds a B.A. from National University and an M.B.A from the University of Southern California.

Our other senior managers are as follows (ages and titles as of March 26, 2010):

Name	Age	Position

Ronald W. Berger	51	Senior Vice President — Global Operating Processes
David Cheng	65	Co-President — Greater China
Christopher Dale	50	President — Americas Freight Forwarding
Brian R. J. Dangerfield	51	President — Asia Pacific and Co-President — Greater China
Carlos Escario Pascual	48	President — EMENA
Jochen Freese	41	Senior Vice President — Market Verticals and Global Marketing
Gavin Rimmer	50	President — Africa

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

Our business and operations are subject to a number of factors, risks and uncertainties, and the following list should not be considered to be a definitive list of all factors that may affect our business, financial condition and future results of operations and should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the SEC. This Annual Report on Form 10-K, our annual report to our shareholders, any of our quarterly reports on Form 10-Q or our current reports on Form 8-K, or any other oral or written statements which we may make in connection with a news release or otherwise may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. These forward-looking statements are often identified by the use of terms or phrases such as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements. We caution readers that any forward-looking statements made by us are made with the intention of obtaining the benefits of the “safe harbor” provisions of the Private Securities Litigation Reform Act and that a number of factors, including but not limited to those discussed below, could cause our actual results and experiences to differ materially from the anticipated results or expectations expressed in any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

Recent volatility in global trade and the global economic slowdown have adversely impacted our results of operations and may continue to do so in the foreseeable future. In addition, present world economic conditions increase the number and likelihood of risks which we normally face on a day-to-day basis in running our business.

Recent volatility in global trade and the global economic slowdown have adversely impacted our revenues and results of operations and our business is susceptible to those factors which negatively impact international trade volumes. Recent volatility in trade volumes has also had a material impact on transportation capacity (in both the air and ocean modes), freight transportation rates, client pricing and the company’s overall margins. As a result of the slowdown in the economies of the United States, Europe and many other countries and the recent volatility and uncertainty in global trade and in the global capital and credit markets, a number of the risks we normally face have increased. These include:

•	Reduced demand for the products our clients ship, notably in the automotive, retail, apparel and hi-tech sectors, causing a reduction in the demand for the services we provide;

•	Increased price competition resulting in lower profitability and cash flow;

•	Deterioration in the financial condition of our clients from decreased sales or our customers experiencing difficulty in raising capital which may in turn adversely impact our ability to collect our outstanding receivables, particularly in the market segments and industries which have been severely impacted by the economic slowdown and where we may have a concentration of clients;

•	Volatility in demand for services, especially with respect to the transactional or “spot” freight services market, which may result in volatility in freight rates which can negatively impact our margins and profitability;

•	Deterioration in the financial condition and possible failures of transportation providers with which we have relationships, which may limit our ability to secure sufficient equipment or other transportation services to meet our commitments to our customers; and

•	Rapid and material fluctuations in foreign currency exchange rates and/or oil prices, each of which may have a material impact on our financial condition, results of operations and cash flows.

In addition, in fiscal 2010 and 2009, we undertook several cost reduction measures designed to streamline our operations and reduce our costs in response to worsening global economic conditions. These measures resulted in us incurring restructuring and impairment charges, which negatively impacted our results of operations. There can be no assurance we will not undertake in the future additional cost reduction measures, that adversely affect our business, results of operations or prospects or which otherwise result in financial charges.

The global economic slowdown has increased the risk that the carrying value of our assets will be impaired. As a result, we may be required to record impairment charges to our goodwill, and identifiable intangible assets and property, plant and equipment, which would impact the results of our operations.

Intangible assets with indefinite lives, including goodwill, are assessed at least annually for impairment in accordance with FASB Codification Topic 350, Intangibles — Goodwill and Other (ASC 350). We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Additionally, if facts and circumstances indicate that the carrying amount of identifiable amortizable intangible assets and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with FASB Codification Topic 360, Property, Plant and Equipment (ASC 360). If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required. If a reduction is required, the carrying amount of an impaired asset would be reduced to fair value. Changes in business strategy, government regulations, or economic or market conditions have resulted and may result in further substantial impairment write-downs of our intangible or other assets at any time in the future. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine that the useful lives of our fixed assets are shorter than we originally estimated. Over the last two fiscal years, we have recorded various non-cash charges for the impairment of goodwill and intangible assets. If global economic conditions further deteriorate, the results of our operations may be affected, and further impairment charges to our goodwill, or impairment charges to our identifiable amortizable intangible assets and property, plant and equipment, may be required. Such additional charges could adversely impact our future results of operations.

We have substantial outstanding indebtedness and our outstanding indebtedness could adversely impact our financial condition and results of operations.

In July 2006, we issued $200.0 million of senior unsecured guaranteed notes, which we refer to as the 2006 Senior Notes, pursuant to a note purchase agreement (2006 Note Purchase Agreement) and in July 2009 we issued $55.0 million of senior unsecured guaranteed notes (which we refer to as the 2009 Senior Notes and, together with the 2006 Senior Notes, the Senior Notes) pursuant to a note purchase agreement (2009 Note Purchase Agreement, which agreement together with the 2006 Note Purchase Agreement are referred to as the Note Purchase Agreements). In addition, in July 2009 we and certain of our direct and indirect subsidiaries entered into two letter of credit facilities (Letter of Credit Agreements) and a South African credit facility (South African Facilities Agreement). We also have other credit, letter of credit and guarantee facilities.

Our indebtedness could have important consequences to us and our shareholders because we must dedicate funds to service our outstanding debt which could limit our ability to use our operating cash flows in other areas of our business or such indebtedness may otherwise increase our vulnerability to general adverse economic and industry conditions, including movements in interest rates. As the interest rates payable pursuant to the Letter of Credit Agreements and the South African Facilities Agreement adjust, any such adjustments may increase our vulnerability to movements in currencies as compared to the U.S. dollar. Our indebtedness could also place us at a competitive disadvantage as compared to our competitors that have less debt as it could limit our ability to capitalize on future business opportunities and to react to competitive pressures or adverse changes.

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

The Letter of Credit Agreements and the Note Purchase Agreements require that we maintain specified financial ratios and tests. The South African Facilities Agreement contains financial covenants applicable to the borrower group under that credit facility. In addition, the Letter of Credit Agreements, Note Purchase Agreements and South African Facilities Agreement contain various other restrictions and covenants, including covenants customary for these types of financings. These covenants may restrict or may limit our ability to, among other things:

•	incur additional debt or pay dividends or make distributions on our capital stock;

•	create liens or negative pledges with respect to assets;

•	make certain acquisitions, investments, loans or advances or certain expenditures;

•	enter into agreements to lease real or personal property in excess of certain thresholds or to enter into sale and leaseback transactions;

•	change the general nature of our business; or

•	merge or consolidate with other companies or sell assets beyond specified levels.

The covenants, financial ratios and other restrictions in our debt instruments may adversely impact our operations, our ability to secure additional debt financing and our ability to pursue available business opportunities, even if we believe such actions would otherwise be advantageous. Our ability to comply with these covenants, financial ratios and other restrictions may be affected by events beyond our control, such as prevailing trade volumes, adverse economic conditions and changes in the competitive environment. We recently amended the financial covenants in the Letter of Credit Agreements and in the 2009 Note Purchase Agreement and there can be no assurances that we will be able to amend our debt instruments in the future. If we do not comply with these covenants, financial ratios and other restrictions and we are unable to obtain any necessary amendments or waivers from the holders of our Senior Notes and the lenders under any affected credit facility, the interest and principal amounts outstanding under the Senior Notes and our credit facilities may become immediately due and payable.

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

We are engaged in a multi-year technology-enabled, business transformation initiative, which we refer to as 4asONE. The goal of the 4asONE initiative is to establish a single set of global processes for our freight forwarding business and our global financial management. The scale and anticipated future costs associated with the 4asONE initiative are significant and we could incur significant costs in excess of what we are planning to spend. Any technical or other difficulties in developing or implementing this project may result in delays, which in turn, may increase the costs of the initiative. Currently, we operate numerous systems with varying degrees of integration, which can lead to inefficiencies, workarounds and rework. As such, delays in the 4asONE initiative will also delay cost savings and efficiencies expected to result from the initiative. We may also experience difficulties consolidating our current systems, moving to a common set of operational processes and implementing a successful change management process. These difficulties may impact our clients and our ability to efficiently meet their needs. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

We conduct business throughout the world and our international presence exposes us to potential difficulties and risks associated with distant operations and to various global, regional and local economic, regulatory, political and other uncertainties and risks.

We conduct business throughout the world and a majority of our business is conducted outside of the United States. We anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our international operations are directly related to and are dependent on the volume of trade and the social, economic and political conditions in various countries. For the fiscal year ended January 31, 2010, approximately 69% of our revenues were reported in our EMENA, Asia Pacific and Africa regions combined and those regions accounted for approximately 66% of our total assets as of January 31, 2010. Our international operations and international commerce are influenced by many factors, including:

•	changes in a specific country’s or region’s economic, social and political conditions or governmental policies;

•	natural disasters, epidemics, wars, acts of terrorism, civil unrest and other disturbances;

•	changes in international and domestic customs regulations;

•	trade laws, tariffs, export quotas and other trade restrictions;

•	difficulties in staffing, managing or overseeing diverse foreign operations over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	pricing restrictions and regulations imposed by foreign governments;

•	expropriation of our international assets or adverse changes in tax laws and regulations;

•	limitations on the repatriation of earnings or assets, including cash;

•	different liability standards and less developed legal systems that may be less predictable than those in the United States; and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.

The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

Several United States and other foreign governmental agencies are investigating alleged anti-competitive behavior in the international air cargo transportation industry, which includes us, we have been named as a defendant in a federal antitrust class action lawsuit that alleges that we engaged in various forms of anti-competitive practices, and we may become subject to other governmental investigations and may be named in additional litigation, all of which have required, and could continue to require, significant management time and attention and could result in significant expenses as well as unfavorable outcomes which could have a material adverse effect on our business, financial condition, results of operations, reputation, cash flow and prospects.

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

In October 2007, we received a notice from the Canadian Competition Bureau that the Bureau had commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that we preserve records relevant to such investigation. On October 30, 2009, we received notice from the Canadian Competition Bureau that it had closed its investigation and has withdrawn its record preservation request. In October 2007, one of our subsidiaries received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that we provide documents and information as they relate to New Zealand. In December 2007, our subsidiary responded to this request. In June 2008 and February 2009, we received requests for information issued by the European Commission (“EC”) requesting information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to air freight forwarding services in the European Union/European Economic Area. In July 2008 and March 2009, we responded to these requests. In May 2009, we learned that the Brazilian Ministry of Justice is investigating possible alleged cartel activity in the international air and ocean freight forwarding market and as of the date of this filing, we have not been contacted by Brazilian authorities regarding this matter. In November 2009, one of our subsidiaries received a summons from the South African Competition Commission requesting certain information and records in connection with its ongoing investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In January 2010, we responded to this request. In February 2010, in connection with the EC’s investigation discussed above, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We intend to present our response to the EC’s Statement of Objections in April 2010.

There can be no assurances that additional regulatory inquiries or investigations will not be commenced by other U.S. or foreign regulatory agencies. We do not know when or how the above investigations or any future investigations will be resolved or what, if any, actions the various governmental agencies may require us and/or any of our current or former officers, directors and employees to take as part of that resolution. We continue to receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations and we have provided, and will provide in the future, further responses as a result of such requests. A conclusion by the U.S. DOJ, the EC or by another foreign regulatory agency that we have engaged in anti-competitive behavior or other unfavorable resolution of these investigations could result in criminal sanctions and/or fines against us and/or certain of our current or former officers, directors and employees. Dealing with investigations and regulatory inquiries can be time consuming and distracting from the conduct of our business. We have incurred, and expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations.

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

The resolution of the pending investigations by the U.S. DOJ, the EC and other foreign governmental agencies, the dealing with any future domestic or foreign governmental investigations, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to these matters could result in significant costs and expenses and the diversion of the attention of key employees. If any of the governmental investigations result in a determination adverse to us and/or our current or former officers, directors and employees or if we do not prevail in the civil litigation, we may be subject to criminal prosecution and substantial fines and penalties and liable for damages. Furthermore, any negative outcome or publicity that may occur from these investigations and litigation could impact our relationships with clients and our ability to generate revenue. These or other negative developments with respect to such governmental investigations or civil litigation could harm our business, operating results, cash flow, financial condition, reputation and prospects.

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

Our future performance depends, in part, upon the continued service of our key management personnel, including Eric W. Kirchner (Chief Executive Officer and Director), William T. Gates (Executive Vice President; President, Contract Logistics and Distribution), Gene T. Ochi (Executive Vice President; President, Client Growth), Lawrence R. Samuels (Executive Vice President — Finance and Chief Financial Officer), Ronald S. Glickman (Senior Vice President and Chief Information Officer), and Lance E. D’Amico (Senior Vice President — Enterprise Support Services, Global General Counsel and Secretary). The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure that we will be successful in our efforts.

We are dependent on our relationships with our agents, affiliates, key employees and third-party carriers around the world.

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

Our reporting currency is the U.S. dollar. For the fiscal year ended January 31, 2010, we derived a substantial portion of our revenue in currencies other than the U.S. dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the U.S. dollar could adversely affect our reported U.S. dollar earnings, as was the case in recent fiscal years. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into U.S. dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results.

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

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major United States railroads, other transportation companies, draymen and longshoremen for the movement of our clients’ cargo. Consequently, our ability to provide these services for our clients could be adversely impacted by shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms, routes of service and frequency of service or increases in the cost of fuel, taxes and labor; and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields if capacity is adversely impacted and buying rates increase more rapidly than the rates that we can pass on to our customers. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our North American ground transportation businesses are subject to a number of factors that are largely beyond our control, any of which could have a material adverse effect on our results of operations.

Our domestic ground transportation businesses could be materially adversely affected by numerous risks beyond our control including:

•	potential liability to third parties and clients as a result of accidents involving our employees, independent contractors or third party carriers;

•	increased insurance premiums, the unavailability of adequate insurance coverage, or the solvency of our current insurance providers;

•	recruitment and retention of independent sales agents and affiliates;

•	interruptions in services or stoppages in transportation as a result of labor disputes;

•	changes in fuel costs and taxes;

•	the ability to effectively pass through fuel cost increases to our clients through commonly accepted fuel surcharges;

•	the extremely competitive and fragmented nature of the trucking and domestic ground transportation industry;

•	changes in governmental regulations or legislation impacting the transportation or trucking industry and unanticipated changes in transportation rates; and

•	potentially adverse effects from state and federal environmental requirements, including, without limitation, new environmental standards enacted by the California Air Resources Board, the Port of Oakland, the Port of Los Angeles or the Port of Long Beach.

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

If we are required to reclassify independent contractors as employees in our trucking, truck brokerage or other carrier businesses, we may incur additional costs and taxes which could have a material adverse effect on our results of operations.

We use a significant number of independent contractors in our trucking, truck brokerage and other carrier businesses. Currently, there are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. In this regard, we are currently involved in a dispute with the South African Revenue Service which is attempting to claim that we are liable for approximately $11.1 million, based on exchange rates as of January 31, 2010, in employee taxes in respect of “owner drivers” used for the collection and delivery of cargo in that country. If we are required to change the classification of our independent contractors, we may incur additional costs and be required to pay additional taxes, relating to past, present and future periods, which could have a material adverse effect on our results of operations.

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Our operating results have fluctuated in the past and it is likely that they will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand. Therefore, historically, our operating results have been subject to seasonal trends when measured on a quarterly basis, excluding the impact of acquisitions and foreign currency fluctuations. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. Changes in our pricing policies and those of our competitors and changes in the shipping patterns of our clients may adversely impact our operating results. The following additional factors, among others could also cause fluctuations in our operating results:

•	the recent global economic slowdown and the related impact on global trade;

•	personnel costs;

•	costs relating to the expansion of operations;

•	costs and revenue fluctuations due to acquisitions, dispositions and the exiting of businesses;

•	changes in accounting rules and tax rates;

•	pricing and availability of cargo space on airlines, ships and trucks which we utilize to transport freight;

•	fluctuations in fuel prices and fuel and other surcharges;

•	pricing pressures from our competitors;

•	litigation and changes in government regulations;

•	changes in our clients’ requirements for supply chain services and solutions;

•	restructuring charges and impairments to goodwill and other intangible assets;

•	client discounts and credits; and

•	timing and magnitude of capital expenditures, including costs associated with the 4asONE business transformation initiative.

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

We have international operations and generate taxable income in different countries throughout the world, with different effective income tax rates. Our future effective income tax rate will be impacted by a number of factors, including changes in enacted statutory tax rates worldwide and the geographical composition of our worldwide taxable income. Our effective tax rate may be adversely impacted by minimum taxes in some jurisdictions which are payable regardless of the level of our pre-tax income in the jurisdiction. Additionally, we may not fully realize tax benefits in certain of our jurisdictions where our subsidiaries have incurred historical tax losses. From time to time, our tax returns are audited by the Internal Revenue Service (IRS) and the taxing authorities in other countries in which we operate. If the tax laws of the countries in which we operate are rescinded or changed or the United States or other foreign tax authorities were to change applicable tax laws or successfully challenge the manner or jurisdiction in which our profits are recognized or our tax positions, our effective income tax rate could increase or we could become obligated to pay additional taxes, which would adversely impact our cash flow and profitability.

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

Because we are a holding company, we are financially dependent on receiving distributions from our subsidiaries and we could be harmed if such distributions cannot be made in the future.

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

We are subject to a broad range of foreign and domestic (including state and local) environmental, health and safety and criminal laws and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous waste and the shipment of explosive or illegal substances. In the course of our operations, we may be asked to store, transport or arrange for the storage or transportation of substances defined as hazardous under applicable laws. If a release of hazardous substances occurs on or from our facilities or equipment or from the transporter, we may be required to participate in the remedy of, or otherwise bear liability for, such release or be subject to claims from third parties whose property or person are injured by the release. In addition, if we store, transport or arrange for the storage or transportation of hazardous, explosive or illegal materials in violation of applicable laws or regulations, we may face civil or criminal fines or penalties, including bans on making future shipments in particular geographic areas. In the event we are found to not be in compliance with applicable environmental, health and safety laws and regulations or there is a future finding that our policies and procedures fail to satisfy requisite minimum safeguards or otherwise do not comply with applicable laws or regulations, we could be subject to large fines, penalties or lawsuits and face criminal liability. In addition, if any damage or injury occurs as a result of our storage or transportation of hazardous, explosive or illegal materials, we may be subject to claims from third parties, and bear liability, for such damage or injury even if we were unaware of the presence of the hazardous, explosive or illegal materials.

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

If we are not able to sell container space that we commit to purchase from ocean shipping lines, capacity that we purchase or that we charter from our air carriers, and if we are not able to fully utilize our truck capacity, we may not be able to recover our out-of-pocket costs and our profitability may suffer.

As an indirect ocean carrier or non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at fixed and variable rates. As an airfreight forwarder, we contract with air carriers to reserve space on a guaranteed basis and we also charter aircraft capacity to meet peak season volume increases for our clients, particularly in Hong Kong and other locations in Asia. We then solicit freight from our clients to fill the ocean containers and air charter capacity. When we contract with ocean shipping lines to obtain containers and with air carriers to obtain either reserved space or chartered aircraft capacity, we may become obligated to pay for the container space or charter aircraft capacity that we purchase, however, historically we have not paid for space which remains unused. If we are not able to sell all of our purchased container space or charter aircraft capacity, we may not be able to recover our out-of-pocket costs for such purchase of container space or charter aircraft capacity and our results would be adversely affected. We also lease or own a number of trucks which are utilized in our trucking business. If we are unable to efficiently utilize these trucks, we will not be able to recover all of our expenses associated with operating these trucks and our results would be adversely affected.

If we lose certain of our contract logistics clients or we cannot maintain adequate levels of utilization in our shared warehouses, then we may experience revenue losses and decreased profitability.

As a contract logistics provider, we lease single-tenant warehouses and distribution facilities from time to time under leases with terms longer than the contract logistics services contracts we have with our clients. We are required to pay rent under these real property leases even if our clients decide not to renew or otherwise terminate their agreements with us. As a result, our earnings may be adversely affected if we are not able to obtain new clients for these facilities. In addition, if we experience a decline in demand for space in our shared warehouses, then our revenues and earnings may decline as we would continue to be obligated to pay the full amount of the underlying leases.

If we are not reimbursed for amounts which we advance for our clients, our revenue and profitability may decrease.

We make significant disbursements on behalf of our clients for transportation costs concerning collect freight and customs duties and taxes and in connection with our performance of other contract logistics services. The billings to our clients for these disbursements may be several times larger than the amount of revenue and fees we derive from these transactions. If we are unable to recover a significant portion of these disbursements or if our clients do not reimburse us for a substantial amount of these disbursements in a timely manner, we may experience revenue losses, decreased profitability and our cash flow may be negatively impacted.

It may be difficult for our shareholders to effect service of process and enforce judgments obtained in United States courts against us or our directors and senior managers who reside outside of the United States.

We are incorporated in the British Virgin Islands. Some of our directors and senior managers reside outside the United States, and a majority of our assets are located outside the United States. As a result, we have been advised by legal counsel in the British Virgin Islands that it may be difficult or impossible for our shareholders to effect service of process upon, or to enforce judgments obtained in United States courts against us or certain of our directors and senior managers, including judgments predicated upon the civil liability provisions of the federal securities laws of the United States.

Because we are incorporated under the laws of the British Virgin Islands, it may be more difficult for our shareholders to protect their rights than it would be for a shareholder of a corporation incorporated in another jurisdiction.

Our corporate affairs are governed by our Memorandum and Articles of Association and by the BVI Companies Act, 2004 (No. 16 of 2004) of the British Virgin Islands. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of management and the rights of our shareholders differ from those that would apply if we were incorporated in the United States or another jurisdiction. The rights of shareholders under British Virgin Islands law are not as clearly established as are the rights of shareholders in many other jurisdictions. Thus, shareholders may have more difficulty protecting their interests in the face of actions by our board of directors or shareholders than they would have as shareholders of a corporation incorporated in another jurisdiction.

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

Provisions of our Memorandum and Articles of Association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our ordinary shares. Provisions in our Memorandum and Articles of Association may delay, deter or prevent other persons from attempting to acquire control of us. These provisions include:

•	the authorization of our board of directors to issue preference shares with such rights and preferences determined by the board, without the specific approval of the holders of ordinary shares;

•	the division of our board of directors into three classes, each of which is elected in a different year;

•	the prohibition of action by the written consent of the shareholders;

•	the ability of our board of directors to amend our Memorandum and Articles of Association without shareholder approval;

•	the establishment of advance notice requirements for director nominations and other proposals by shareholders for consideration at shareholder meetings; and

•	the requirement that the holders of two-thirds of the outstanding shares entitled to vote at a meeting are required to approve changes to specific provisions of our Memorandum and Articles of Association (including those provisions described above and others which are designed to discourage non-negotiated takeover attempts); provided that as a prior condition to such vote by the shareholders our board of directors has approved the subject matter of the vote.

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

As of January 31, 2010, we leased, or in a limited number of cases, owned, 551 facilities in 63 countries. These facilities are generally comprised of office and warehouse space. In most countries, these facilities typically are located close to an airport, ocean port, or an important border crossing. Leases for our principal properties generally have terms ranging from three to ten years or more and often include options to renew. While some of our leases are month-to- month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.

As of January 31, 2010, we leased or owned the following facilities in the geographic regions indicated:

			Contract
			Logistics
	Freight		and
	Forwarding		Distribution
	Facilities		Centers
	Owned	Leased	Leased	Total

EMENA	—	134	43	177
Americas	—	65	67	132
Asia Pacific	1	103	33	137
Africa	6	61	38	105

Total	7	363	181	551

Included in our leased facilities are single-client Contract Logistics and Distribution facilities as well as shared warehouses. In addition to the contract logistics centers reported above, we also manage a further 53 contract logistics centers which are located in the clients’ facilities. Additional information regarding our lease commitments is set forth in Note 16, “Commitments” in our consolidated financial statements included in this annual report, which is incorporated herein by reference.

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

The company and one of its subsidiaries (along with sixteen other global corporations) were named as defendants by a patent holding company, in a patent infringement lawsuit filed on May 7, 2009, in the United States District Court for the Central District of California (Big Baboon, Inc. v. Dell Inc., et. al.). The lawsuit alleges that the company’s eMpower software tools are infringing U.S. Patent Nos. 6,115,690 (the “ ‘690 patent”) and 6,343,275 (the “ ‘275 patent”). On July 20, 2009, the company filed and served an amended answer and counterclaims, in which the company answered the allegations in the complaint, asserted various affirmative defenses thereto, and asserted counterclaims against the plaintiff for a declaratory judgment of non-infringement and invalidity of the ‘690 and ‘275 patents. The case is currently in its preliminary stages and no amount of damages has been claimed by the plaintiff. It is not currently believed that the infringement claims asserted will be material to the company as a whole.

In June 2007, we responded to a grand jury subpoena requesting documents in connection with the U.S. DOJ’s investigation into the pricing practices in the international freight forwarding and cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials in connection with its investigation of the international freight forwarding and cargo transportation industry. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that we produce various documents regarding ocean freight forwarding. We believe we are a subject of the U.S. DOJ investigation.

On October 10, 2007, we also received a notice from the Canadian Competition Bureau that the Bureau commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that we preserve records relevant to such investigation. On October 30, 2009, we received notice from the Canadian Competition Bureau that it had closed its investigation and has withdrawn its record preservation request.

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

In June 2008 and February 2009, we received requests for information issued by the EC requesting information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to air freight forwarding services in the European Union/European Economic Area. In July 2008 and March 2009, we submitted responses to these requests.

In May 2009, we learned that the Brazilian Ministry of Justice is investigating possible alleged cartel activity in the international air and ocean freight forwarding market and as of the date of the filing of this report we have not been contacted by Brazilian authorities regarding this matter.

In November 2009, one of our subsidiaries received a summons from the South African Competition Commission requesting certain information and records in connection with its ongoing investigation of alleged anti-competitive behavior relating to the market for freight forwarding services in South Africa. In January 2010, we responded to this request.

In February 2010, in connection with the EC’s investigation discussed above, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We intend to present our response to the EC’s Statement of Objections in April 2010.

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

The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this and together with its expert legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $11.1 million based on exchange rates as of January 31, 2010.

The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $13.2 million, based on exchange rates as of January 31, 2010. In connection with the Italian litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company has agreed to indemnify these individuals in connection with these proceedings.

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

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of our Ordinary Shares

Our ordinary shares trade on The Nasdaq Global Select Market under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows:

	High	Low

Fiscal Year Ended January 31, 2010:
4th Quarter	$15.67	$12.20
3rd Quarter	15.96	11.94
2nd Quarter	14.34	10.48
1st Quarter	14.08	10.03
Fiscal Year Ended January 31, 2009:
4th Quarter	$14.62	$7.91
3rd Quarter	20.98	8.67
2nd Quarter	24.35	18.00
1st Quarter	22.27	15.59

As of March 26, 2010, the number of holders of record of our ordinary shares was 239.

Dividend Policy

During fiscal years 2010, 2009 and 2008, we paid an annual cash dividend of $0.06 per ordinary share. In the past, our board of directors has considered the declaration of dividends following the completion of a fiscal year; however, in fiscal 2010 our board of directors declared an annual dividend in September and as of the filing date of this Annual Report, no determination has been made with respect to fiscal 2011. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors which our board of directors deems relevant. Our Articles of Association contain certain limitations regarding the payment of dividends in accordance with the laws of the British Virgin Islands. In addition, our bank credit facilities contain limitations on our ability to pay dividends. We intend to reinvest a substantial portion of our earnings in the development of our business and no assurance can be given that dividends will be paid to our shareholders at any time in the future.

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

Performance Graph

The following graph compares the cumulative total shareholder return on the company’s ordinary shares for the period beginning January 31, 2005 through January 31, 2010 with the cumulative total return on (a) the NASDAQ Composite Index and (b) the NASDAQ Transportation Index. The graph assumes $100 was invested in the company’s ordinary shares and in each of the indices shown and assumes that all of the dividends were reinvested.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among UTI Worldwide Inc., The NASDAQ Composite Index
And The NASDAQ Transportation Index

*	$100 Invested on 1/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended, or the Securities Act.

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

As of the date of this annual report, we do not believe that we qualify as a CFC; however, no assurance can be given that we will not become a CFC in the future if changes in our share ownership occur. If we become a CFC, each 10% Shareholder would be required to include in taxable income as a deemed dividend its pro rata share of certain of our undistributed income and certain investments by us in United States property, and all or a portion of the gain from the sale or exchange of our ordinary shares may be treated under Section 1248 of the Code as dividend income. Neither us nor our advisors have the duty to or will undertake to inform U.S. holders of changes in circumstances that would cause us to become a CFC. U.S. holders who may be 10% Shareholders should consult their own tax advisors concerning our possible status as a CFC.

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

The selected consolidated balance sheet data as of January 31, 2010 and 2009 and the selected consolidated statement of operations data for each of the three years ended January 31, 2010, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected consolidated balance sheet data as of January 31, 2008, 2007 and 2006 and selected consolidated statement of operations data for the years ended January 31, 2007 and 2006, have been derived from our audited consolidated financial statements not included in this annual report.

The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

	Year Ended January 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
			Note(5)	Note(5)	Note(5)

STATEMENT OF OPERATIONS DATA:
Revenues:(1)(2)(3)
Airfreight forwarding	$1,187,880	$1,621,602	$1,553,551	$1,275,440	$1,113,400
Ocean freight forwarding	891,276	1,203,643	1,101,129	937,559	826,079
Customs brokerage	92,456	109,436	98,031	86,144	80,845
Contract logistics(2)(3)	650,739	663,656	618,599	477,307	408,851
Distribution(3)	414,920	564,906	624,399	548,499	164,204
Other(3)	330,251	380,474	370,545	223,147	181,914

Total revenues	3,567,522	4,543,717	4,366,254	3,548,096	2,775,293

Purchased transportation costs:(1)
Airfreight forwarding	904,179	1,275,569	1,235,010	1,009,064	884,157
Ocean freight forwarding	717,093	1,001,275	926,224	790,988	707,733
Customs brokerage	5,712	5,987	3,668	2,263	2,451
Contract logistics	125,245	94,963	81,656	66,666	62,631
Distribution	277,849	404,756	416,059	335,557	52,720
Other	176,443	214,827	214,823	127,765	105,152

Total purchased transportation costs	2,206,521	2,997,377	2,877,440	2,332,303	1,814,844

Staff costs(4)	753,149	844,255	800,891	639,209	543,969
Depreciation	43,994	41,753	39,306	33,060	22,709
Amortization of intangible assets	11,126	12,971	9,436	8,005	5,082
Restructuring charges(6)	1,231	8,903	8,395	—	—
Goodwill impairment(7)	1,562	98,932	—	—	—
Intangible assets impairment(8)	—	11,009	—	—	—
Other operating expenses	466,435	505,223	480,308	381,021	289,911

Operating income	83,504	23,294	150,478	154,498	98,778
Income from continuing operations	45,500	(10,024)	101,119	107,113	57,649

	Year Ended January 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
			Note(5)	Note(5)	Note(5)

Net income/(loss) attributable to UTi Worldwide Inc.	$41,114	$(4,637)	$98,686	$103,511	$53,809
Basic earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders
Continuing operations	$0.41	$(0.12)	$0.99	$1.06	$0.57
Discontinued operations	—	0.08	0.01	—	—

	$0.41	$(0.04)	$1.00	$1.06	$0.57

Diluted earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders
Continuing operations	$0.41	$(0.12)	$0.99	$1.04	$0.55
Discontinued operations	—	0.08	—	—	—

	$0.41	$(0.04)	$0.99	$1.04	$0.55

Cash dividends paid per common share	$0.06	$0.06	$0.06	$0.06	$0.05

Number of weighted average common shares outstanding used for per share calculations:
Basic shares	99,878	99,407	99,113	97,431	94,147
Diluted shares	101,458	99,407	100,172	99,562	98,042
BALANCE SHEET DATA:
Total assets	$1,937,046	$1,648,686	$2,074,676	$1,660,078	$1,222,305
Long-term liabilities(9)	$190,363	$190,106	$270,331	$287,834	$55,125

(1)	Refer to Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this annual report for revenue recognition policy.

(2)	We acquired Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span, in November 2006. Because of this acquisition and other acquisitions, our contract logistics revenues increased from fiscal year 2006 through fiscal year 2009 over the immediate prior periods. Additional information regarding acquisitions and the impact of acquisitions is included in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Acquisitions,” in our consolidated financial statements included in this annual report.

(3)	During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to the acquisition of Market Transport Services in March 2006, the company changed its disclosure of revenues by its principal services. As a result, distribution revenues are now separately reported. In previous periods, distribution revenues had been combined with other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our contract logistics services have been reclassified to distribution revenue. There were no changes in airfreight forwarding, ocean freight forwarding, and customs brokerage revenues. Additional information regarding our segment reporting is included in Note 21, “Segment Reporting,” in our consolidated financial statements included in this annual report.

(4)	Included in total share-based compensation expense recognized for the fiscal year ended January 31, 2007 was a credit of $2.3 million, pre-tax. This included $7.7 million related to stock options, $2.7 million related to restricted share units and a credit of $12.6 million related to our acquisition on January 25, 2002 of Grupo SLi and Union S.L., whereby a portion of the payments represents a compensatory arrangement for the services of certain of the selling shareholders of SLi, performed subsequent to the acquisition date (SLi Share-based Compensation Arrangement) for the year ended January 31, 2007. The total tax impact recognized in the consolidated statements of operations for share-based compensation for the year ended January 31, 2007 was a benefit of $2.1 million. Total share-based compensation expense recognized for the year ended January 31, 2006 was $37.6 million, pre-tax. This included $5.2 million related to stock options and restricted share units and $32.5 million related to the SLi Share-based Compensation Arrangement for the year ended January 31, 2006. The total tax impact recognized in the consolidated statements of operations for share-based compensation for the year ended January 31, 2006 was a benefit of $0.9 million.

(5)	Effective July 31, 2008, the company sold substantially all of its art packing, shipping and storing business, consisting of the shares of three wholly-owned subsidiaries and one subsidiary with 51% ownership interest, as well as the assets of a fine arts department of another wholly-owned subsidiary. As of January 31, 2009, the net proceeds of $8.7 million resulted in a gain on sale of discontinued operations of $7.4 million, net of tax. Refer to Note 20, “Discontinued Operations,” in our consolidated financial statements included in this annual report. As a result of discontinued operations, fiscal years ended 2008, 2007 and 2006, respectively have been reclassified to conform to the current year presentation.

(6)	Refer to Note 8, “Restructuring and Impairments,” in our consolidated financial statements included in this annual report.

(7)	During the fourth quarter ended January 31, 2009, the company recorded a non-cash charge of $98.9 million, before a related deferred tax benefit of $11.3 million, for impairment of goodwill in the company’s Contract Logistics and Distribution segment. This charge was recorded as the result of volatility and deterioration of the financial markets and adverse changes in the global business climate, during the second half of the fiscal year-ended January 31, 2009. Refer to Note 7, “Goodwill and Other Intangible Assets,” in our consolidated financial statements included in this annual report. During the fourth quarter ended January 31, 2010, the company recorded a non-cash charge of $1.6 million for the impairment of goodwill in the company’s Contract Logistics and Distribution Segment in accordance with FASB Codification Topic 250, Accounting for Changes and Error Corrections (ASC 250) and the correction of an error. Prior period amounts have not been restated due to immateriality. There was no tax benefit as the result of this charge. The additional impairment charge was recorded in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).

(8)	During the fourth quarter ended January 31, 2009, the company performed an evaluation of recoverability of its long-lived assets and recorded non-cash charges of $7.3 million, and $3.7 million for customer lists and a trademark, respectively, in the company’s Contract Logistics and Distribution segment. These charges were before a related combined deferred tax benefit of $3.9 million.

(9)	On July 9, 2009, we issued the $55.0 million 2009 Senior Notes. On July 13, 2006, we issued the $200.0 million 2006 Senior Notes. Additional information regarding the Senior Notes is discussed in Part II, Item 7 of this report appearing under the caption, “Credit Facilities and Senior Notes,” and in Note 10, “Borrowings,” in our consolidated financial statements included in this annual report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our financial condition, changes in financial condition and results of operations.

We will discuss and provide our analysis in the following order:

•	Overview

•	Discussion of Operating Results

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Impact of Inflation

•	Critical Accounting Estimates

•	Recent Accounting Pronouncements

•	Reclassifications

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

The company’s operations are principally managed by core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. Our operations are aligned into the following reportable segments: (i) Freight Forwarding and (ii) Contract Logistics and Distribution. Corporate office expenses, eliminations, and various holding companies within the group structure are presented separately. In conjunction with this change, certain costs that were previously presented separately are now recorded in the Freight Forwarding and Contract Logistics and Distribution segments. These changes and reclassifications had no effect on the company’s reported earnings, or earnings per basic and diluted share. In accordance with ASC 280, Segment Reporting, all prior period segment information was reclassified to conform to this new financial reporting presentation.

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

As part of our freight forwarding services, we provide customs brokerage services in the United States (U.S.) and most of the other countries in which we operate. Within each country, the rules and regulations vary, along with the level of expertise that is required to perform the customs brokerage services. We provide customs brokerage services in connection with a majority of the shipments which we handle as both an air and ocean freight forwarder. We also provide customs brokerage services in connection with shipments forwarded by our competitors. In addition, other companies may provide customs brokerage services in connection with the shipments which we forward.

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

We believe that for our Freight Forwarding segment, net revenue (the term used by us to describe revenue less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because our revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Revenue derived from freight forwarding generally is shared between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only commissions and fees earned by us and is substantially similar to net revenue for the Freight Forwarding segment in this respect.

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand.

Contract Logistics and Distribution Segment.  Our contract logistics services primarily relate to value-added warehousing and the subsequent distribution of goods and materials in order to meet our clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business.

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

In connection with the information technology restructuring plan, we incurred aggregate pre-tax restructuring charges of $2.3 million in fiscal 2009. During the year ended January 31, 2010, the company incurred aggregate pre-tax restructuring charges of $1.2 million associated with the information technology restructuring plan. As of January 31, 2010, the company has completed the information technology restructuring plan. All costs associated with the plan were cash expenditures.

In addition to the restructuring charges described above, during the year ended January 31, 2010 and 2009, the company incurred $5.0 million and $1.1 million, respectively in advisory and ancillary costs associated with the information technology restructuring plan.

Fiscal 2008 Cost Reduction Measures

On January 31, 2008, we undertook several cost reduction measures designed to streamline our operations and reduce our costs. These measures, which we refer to collectively as the 2008 Cost Reduction Measures, were undertaken by us in response to slowing growth in our net revenue, which is the term we use to describe revenue less purchased transportation costs, resulting from yield (computed as net revenues divided by revenues) compression and a slowing economy, as well as deterioration in the performance of some of our under-performing operations. The 2008 Cost Reduction Measures included the following:

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

As a result of the 2008 Cost Reduction Measures, we reduced our global workforce by approximately 6% at the end of the second fiscal quarter in fiscal 2009. We estimate that the 2008 Cost Reduction Measures reduced annualized expenses by approximately $109.0 million and resulted in annualized net revenue reductions of $68.9 million.

In connection with the 2008 Cost Reduction Measures, the pre-tax restructuring charges and costs included:

•	Employee severance and termination costs of $2.5 million and $3.2 million were incurred during the fourth quarter of fiscal 2008, and first quarter of fiscal 2009, respectively.

•	Asset impairment charges of $3.5 million were incurred during the fourth quarter of fiscal 2008. No asset impairment charges were incurred during fiscal 2009.

•	Contract termination and other costs of $2.4 million, and $2.6 million were incurred during the fourth quarter of fiscal 2008, and first quarter of fiscal 2009, respectively.

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

Intangible assets with indefinite lives, including goodwill are assessed at least annually for impairment in accordance with ASC 350, Intangibles — Goodwill and Other. We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, the company utilizes a discounted cash flow analysis, corroborated by comparative market multiples where appropriate.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2010, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for two of the company’s reporting units, EMENA Contract Logistics and Americas Distribution, the fair values of the reporting unit assets exceeded the carrying values by less than five percent. Due to the narrow margin of passing the Step 1 goodwill impairment testing conducted in second quarter of fiscal 2010, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in fiscal 2011 or in future years, particularly with respect to these two reporting units. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions. As of January 31, 2010, the goodwill carrying values for the EMENA Contract Logistics and Americas Distribution reporting units were $5.4 million and $79.9 million, respectively.

During the fourth quarter ended January 31, 2009, we recorded a non-cash charge of $98.9 million, before a related deferred tax benefit of $11.3 million, for impairment of goodwill in our Contract Logistics and Distribution segment. This charge was recorded as the result of volatility and deterioration of the financial markets and adverse changes in the global business climate, during the second half of the fiscal year-ended January 31, 2009. During the fourth quarter ended January 31, 2010, the company recorded a non-cash charge of $1.6 million, for the impairment of goodwill in the company’s Contract Logistics and Distribution Segment in accordance with ASC 250, Accounting for Changes and Error Corrections and the correction of an error. Prior period amounts have not been restated due to immateriality. There was no tax benefit as the result of this charge. The additional impairment charge was recorded in accordance with SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

Impairment of Long-Lived Assets

If facts and circumstances indicate that the carrying amount of identifiable amortizable intangibles and property, plant and equipment may be impaired, we would perform an evaluation of recoverability in accordance with ASC 360, Property, Plant and Equipment. If an evaluation were required, we would compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required. If a reduction is required, the carrying amount of an impaired asset would be reduced to fair value.

During the fourth quarter ended January 31, 2009, the company performed an evaluation of recoverability of its long-lived assets and recorded non-cash charges of $7.3 million and $3.7 million for customer lists and a trademark, respectively, in the company’s Contract Logistics and Distribution Segment. These charges were before a related combined deferred tax benefit of $3.9 million. No evaluation was required in fiscal 2010.

Acquisitions

We have grown in the past and may grow, in the future, through acquisitions. We completed three acquisitions during fiscal 2010. These acquisitions, along with our other acquisitions over the past five years, have had, and will have, a significant effect on the comparability of our operating results, increasing revenues and expenses, over the respective prior periods and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year, will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of their respective acquisitions. We consider the operating results of an acquired company during the year following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth. Historically, we have financed acquisitions with a combination of cash from operations and borrowed money. We may borrow additional money or issue ordinary shares in the future to finance acquisitions. From time-to-time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to potential acquisition targets.

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

Effective December 21, 2009, the company acquired the remaining outstanding shares of an Israeli subsidiary EMA Israel, of which the company had already held a 50% ownership interest that was acquired through its acquisition of its parent company in the beginning of fiscal 2010. The purchase price totaled $6.5 million, including the repayment of a $0.5 million loan and contingent consideration of $0.3 million which is based on projected net revenues from a particular customer for the next four years. The contract consideration was accrued as an obligation through an increase to goodwill. The acquisition eliminated a minority shareholder in Israel. The purchase price exceeded the fair value of the noncontrolling interest received and net assets acquired, and accordingly, $2.0 million was allocated to goodwill, all of which is included with the company’s Contract Logistics and Distribution segment. The company is currently determining whether the goodwill is deductible for tax purposes. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the additional net assets acquired is being conducted and the final allocation will be made when completed.

Effective February 4, 2009, the company acquired all of the issued and outstanding shares of Multi Purpose Logistics, Ltd., which we have subsequently renamed to UTi M.P.L. Ltd. (MPL), for a purchase price of $1.1 million, net of cash acquired of $0.4 million. MPL is an Israeli company providing logistics services and held a 50% ownership interest in EMA Israel at the time of acquisition. As a result of this acquisition, the company has increased its range of services provided in Israel. The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Subsequent to the acquisition date, the company conducted additional valuation work on the customer relationships identified and refined its estimates previously recorded during the year. During the fourth quarter of fiscal 2010, the company finalized the valuation of such intangible assets and the allocation of the purchase price. The final allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly $2.5 million was allocated to goodwill, all of which is included within the company’s Contract Logistics and Distribution segment. The company determined that none of the goodwill is deductible for tax purposes.

Effective October 16, 2009, the company acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L. (Tacisa), a Spanish freight forwarder. An employee of one of the company’s Spanish subsidiaries held a majority ownership interest in Tacisa prior to the company’s acquisition. The purchase price totaled $5.5 million, net of cash acquired of $0.8 million, and including contingent consideration of $4.7 million based on projected 2010 operating results of Tacisa. The contingent consideration was accrued as an obligation with a corresponding increase to goodwill. The acquisition expanded the company’s freight forwarding coverage in Spain. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $2.5 million was allocated to goodwill, all of which is included in the company’s Freight Forwarding segment.

Effective September 20, 2007, the company acquired 50% of the issued and outstanding shares of Newlog Ltd., which we refer to as Newlog, an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6.5 million in cash. Effective October 8, 2007, the company completed a merger agreement to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the company. We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the company owns 75% of the shares of the surviving corporation. The company has accounted for these transactions in accordance with ASC 850, Business Combinations. Accordingly, a gain of $3.2 million was recorded in the consolidated statements of operations for the year ended January 31, 2008. This gain represents the excess of the fair value received pursuant to the Newlog Merger over the carrying amount of the wholly owned Israeli indirect subsidiary contributed.

Effective October 16, 2007, the company acquired certain assets and liabilities of Transclal Trade Ltd., an Israeli company, which we refer to as Transclal, involved in freight forwarding and customs brokerage, for a purchase price of approximately $36.9 million in cash. We refer to the Newlog Merger and the acquisition of certain assets and liabilities of Transclal Trade Ltd. as the Israel Acquisition. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair value at the date of the acquisition. Subsequent to the acquisition date, the company conducted additional valuation work on the customer relationships identified and refined its estimates previously recorded in fiscal 2008. The final allocation resulted in an excess of the purchase price over the fair value of identified net tangible and intangible assets, and accordingly, $30.8 million was allocated to goodwill.

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

The initial cost of the CSC acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair value at the date of the acquisition. Subsequent to the acquisition date, the company conducted additional valuation work on the customer relationships and other intangible assets identified and refined its estimates recorded previously in fiscal 2008. The final allocation resulted in an excess of the purchase price over the fair value of identified net tangible and intangible assets, and accordingly, $2.7 million was allocated to goodwill.

Effective August 17, 2007, we acquired the remaining outstanding shares of our South African subsidiary, Co-ordinated Investment Holdings (Pty) Ltd and its subsidiaries Co-ordinated Materials Handling (Pty) Ltd. and UTi CMH Sub Assembly (Pty) Ltd., of which we had already owned 50%, for a total consideration of approximately $12.7 million.

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2010 and fiscal 2009 compared to the respective prior years. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in Part I, Item 1A under the heading, “Risk Factors,” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement. Our consolidated financial statements attached to this report have been prepared in U.S. dollars and in accordance with U.S. GAAP.

Segment Operating Results

The company changed its segment reporting in the fiscal 2009 first quarter to reflect the realignment of its management structure around its core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. As a result of this change, the company’s reportable business segments are (i) Freight Forwarding and (ii) Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Corporate office expenses, eliminations, and various holding companies within the group structure have been presented separately. In conjunction with this change, certain costs that were previously presented separately are now recorded in the Freight Forwarding and Contract Logistics and Distribution segments. These changes and reclassifications had no effect on the company’s reported earnings, or earnings per basic and diluted share. In accordance with Statement ASC 280, Segment Reporting, all prior period segment information was reclassified to conform to this new financial reporting presentation.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. All comparative figures have been re-classified to reflect the above changes. Our revenues and operating income by operating segment for the years ended January 31, 2010, 2009 and 2008, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Year Ended January 31,
	2010				2009
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$2,351,093	$1,216,429	$—	$3,567,522	$3,156,039	$1,387,678	$—	$4,543,717

Purchased transportation costs	1,755,435	451,086	—	2,206,521	2,438,756	558,621	—	2,997,377
Staff costs	346,087	392,307	14,755	753,149	396,019	439,569	8,667	844,255
Depreciation	15,410	27,835	749	43,994	15,605	25,924	224	41,753
Amortization of intangible assets	3,850	7,276	—	11,126	3,896	9,075	—	12,971
Restructuring charges	—	—	1,231	1,231	2,731	3,863	2,309	8,903
Goodwill impairment	—	1,562	—	1,562	—	98,932	—	98,932
Intangible assets impairment	—	—	—	—	—	11,009	—	11,009
Other operating expenses	163,438	284,923	18,074	466,435	172,505	314,146	18,572	505,223

Total operating expenses	2,284,220	1,164,989	34,809	3,484,018	3,029,512	1,461,139	29,772	4,520,423

Operating income/(loss)	$66,873	$51,440	$(34,809)	$83,504	$126,527	$(73,461)	$(29,772)	$23,294

	Change to Year Ended January 31, 2010
	from Year Ended January 31, 2009
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$(804,946)	$(171,249)	$—	$(976,195)	(26)%	(12)%	—%	(21)%

Purchased transportation costs	(683,321)	(107,535)	—	(790,856)	(28)	(19)	—	(26)
Staff costs	(49,932)	(47,262)	6,088	(91,106)	(13)	(11)	70	(11)
Depreciation	(195)	1,911	525	2,241	(1)	7	234	5
Amortization of intangible assets	(46)	(1,799)	—	(1,845)	(1)	(20)	—	(14)
Restructuring charges	(2,731)	(3,863)	(1,078)	(7,672)	(100)	(100)	(47)	(86)
Goodwill impairment	—	(97,370)	—	(97,370)	—	(98)	—	(98)
Intangible assets impairment	—	(11,009)	—	(11,009)	—	(100)	—	(100)
Other operating expenses	(9,067)	(29,223)	(498)	(38,788)	(5)	(9)	(3)	(8)

Total operating expenses	(745,292)	(296,150)	5,037	(1,036,405)	(25)	(20)	17	(23)

Operating (loss)/income	$(59,654)	$124,901	$(5,037)	$60,210	(47)%	(170)%	17%	258%

	Year Ended January 31,
	2009				2008
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$3,156,039	$1,387,678	$—	$4,543,717	$2,927,535	$1,438,719	$—	$4,366,254

Purchased transportation costs	2,438,756	558,621	—	2,997,377	2,293,861	583,579	—	2,877,440
Staff costs	396,019	439,569	8,667	844,255	337,756	451,123	12,012	800,891
Depreciation	15,605	25,924	224	41,753	13,661	25,352	293	39,306
Amortization of intangible assets	3,896	9,075	—	12,971	863	8,573	—	9,436
Restructuring charges	2,731	3,863	2,309	8,903	912	5,800	1,683	8,935
Goodwill impairment	—	98,932	—	98,932	—	—	—	—
Intangible assets impairment	—	11,009	—	11,009	—	—	—	—
Other operating expenses	172,505	314,146	18,572	505,223	149,977	316,839	13,492	480,308

Total operating expenses	3,029,512	1,461,139	29,772	4,520,423	2,797,030	1,391,266	27,480	4,215,776

Operating income/(loss)	$126,527	$(73,461)	$(29,772)	$23,294	$130,505	$47,453	$(27,480)	$150.478

	Change to Year Ended January 31, 2009
	from Year Ended January 31, 2008
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$228,504	$(51,041)	$—	$177,463	8%	(4)%	—%	4%

Purchased transportation costs	144,895	(24,958)	—	119,937	6	(4)	—	4
Staff costs	58,263	(11,554)	(3,345)	43,364	17	(3)	(28)	5
Depreciation	1,944	572	(69)	2,447	14	2	(24)	6
Amortization of intangible assets	3,033	502	—	3,535	351	6	—	37
Restructuring charges	1,819	(1,937)	626	508	199	33	37	6
Goodwill impairment	—	98,932	—	98,932	—	—	—	—
Intangible assets impairment	—	11,009	—	11,009	—	—	—	—
Other operating expenses	22,528	(2,693)	5,080	24,915	15	(1)	38	5

Total operating expenses	232,482	69,873	2,292	304,647	8	5	8	7

Operating (loss)/income	$(3,978)	$(120,914)	$(2,292)	$(127,184)	(3)%	(255)%	8%	(85)%

	Year Ended January 31,
	2010			2009			2008
		Contract			Contract			Contract
		Logistics			Logistics			Logistics
	Freight	and		Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$827,823	$248,601	$1,076,424	1,091,758	$256,529	$1,348,287	$867,768	$248,602	$1,116,370
Americas	480,890	642,840	1,123,730	627,824	807,144	1,434,968	595,499	864,353	1,459,852
Asia Pacific	758,408	34,985	793,393	1,065,565	35,079	1,100,644	1,100,219	32,274	1,132,493
Africa	283,972	290,003	573,975	370,892	288,926	659,818	364,049	293,490	657,539

Total	$2,351,093	$1,216,429	$3,567,522	$3,156,039	$1,387,678	$4,543,717	$2,927,535	$1,438,719	$4,366,254

	Year Ended January 31,
	2010			2009			2008
		Contract			Contract			Contract
		Logistics			Logistics			Logistics
	Freight	and		Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net		Net	Net
	Revenue	Revenue	Total	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$229,561	$159,588	$389,149	$285,786	$165,441	$451,227	$220,652	$128,887	$349,539
Americas	142,697	357,606	500,303	166,525	432,058	598,583	162,262	493,291	655,553
Asia Pacific	145,795	24,218	170,013	172,883	22,451	195,334	158,722	22,426	181,148
Africa	77,605	223,931	301,536	92,089	209,107	301,196	92,038	210,536	302,574

Total	$595,658	$765,343	$1,361,001	$717,283	$829,057	$1,546,340	$633,674	$855,140	$1,488,814

	Year Ended January 31,
	2010	2009	2008

Revenues:
Airfreight forwarding	$1,187,880	$1,621,602	$1,553,551
Ocean freight forwarding	891,276	1,203,643	1,101,129
Customs brokerage	92,456	109,436	98,031
Contract logistics	650,739	663,656	618,599
Distribution	414,920	564,906	624,399
Other	330,251	380,474	370,545

Total	$3,567,522	$4,543,717	$4,366,254

Purchased transportation costs:
Airfreight forwarding	$904,179	$1,275,569	$1,235,010
Ocean freight forwarding	717,093	1,001,275	926,224
Customs brokerage	5,712	5,987	3,668
Contract logistics	125,245	94,963	81,656
Distribution	277,849	404,756	416,059
Other	176,443	214,827	214,823

Total	$2,206,521	$2,997,377	$2,877,440

The following table shows the relative portion of our revenues by service line, as well as our operating and other income and expenses for the periods presented, expressed as a percentage of total revenues.

	Year Ended January 31,
	2010	2009	2008

Revenues:
Airfreight forwarding	33%	36%	36%
Ocean freight forwarding	25	27	25
Customs brokerage	3	2	2
Contract logistics	18	15	14
Distribution	12	12	14
Other	9	8	9

Total revenues	100	100	100
Purchased transportation costs:
Airfreight forwarding	25%	28%	28%
Ocean freight forwarding	20	22	21
Customs brokerage	*	*	*
Contract logistics	4	2	2
Distribution	8	9	10
Other	5	5	5

Total purchased transportation costs	62	66	66
Staff costs	21	19	18
Depreciation	1	1	1
Amortization of intangible assets	*	*	*
Restructuring charges	*	*	*
Goodwill impairment	*	2	*
Intangible assets impairment	*	*	*
Other operating expenses	13	11	12

Total operating expenses	97	99	97
Operating income, net	3	1	3
Interest income	*	*	*
Interest expense	(1)	(1)	(1)
Other income, net	*	*	*

Pretax income	2	*	3
Provision for income taxes	1	*	1

Income from continuing operations, net of tax	1	*	2
Discontinued operations, net of tax	*	*	*

Net income	1	*	2
Net income attributable to noncontrolling interests	*	*	*

Net income attributable to UTi Worldwide Inc.	1%	* %	2%

*	Less than one percent.

Year Ended January 31, 2010 Compared to Year Ended January 31, 2009

Revenues

Total revenues decreased $976.2 million, or 21%, to $3,567.5 million for fiscal 2010, compared to total revenues of $4,543.7 million for fiscal 2009. The decrease in revenues when compared to the prior fiscal year was primarily the result of significant declines in freight volume, declines in fuel surcharges relating to air freight, and foreign currency fluctuations. Volumes declined across all of our significant service lines in fiscal 2010 when compared to the prior fiscal year, as a result of the global economic downturn which began during the second half of our fiscal 2009.

Freight forwarding revenues in total decreased $804.9 million, or 26%, to $2,351.1 million for fiscal 2010, compared to $3,156.0 million for fiscal 2009. The decrease was primarily the result of foreign currency fluctuations and decreased airfreight and ocean freight forwarding volume as well as a reduction in fuel surcharges related to airfreight when compared to the respective prior period. We believe that for the freight forwarding segment, net revenue (the term used by us to describe revenue less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because our revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. Accordingly reference is made to our discussion regarding net revenues below.

Airfreight forwarding revenues decreased $433.7 million, or 27%, to $1,187.9 million for fiscal 2010, compared to $1,621.6 million for the prior fiscal year. Fuel surcharges decreased approximately $199.8 million in fiscal 2010 when compared to fiscal 2009 as a result of a significant decline in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Airfreight volumes decreased 13% for fiscal 2010 when compared to fiscal 2009, reflecting the deterioration in market conditions during fiscal 2010, however, late during the fiscal year this trend began to reverse, with airfreight volumes increasing 31% during the fourth quarter of fiscal 2010 compared to the corresponding prior year period. Foreign currency fluctuations also contributed to the decrease.

Ocean freight forwarding revenues decreased $312.4 million, or 26%, to $891.3 million for fiscal 2010, compared to $1,203.6 million for fiscal 2009. This decrease was primarily due to an approximately 8% decrease in ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs) during fiscal 2010, compared to fiscal 2009, as well as reductions in bunker fuel costs, which impacted revenues but generally did not have a material impact on net revenues. Foreign currency fluctuations also contributed to the decrease. However, as with airfreight, ocean freight volume trends began to improve late in fiscal 2010 as ocean freight volumes increased 18% during the fourth quarter of fiscal 2010 compared to the corresponding prior year period.

Customs brokerage revenues decreased $17.0 million, or 16%, to $92.5 million for fiscal 2010, compared to $109.4 million for fiscal 2009. The decrease in customs brokerage revenues was primarily due to a 19% decline in the number of clearances as a result of the decrease in international air and ocean volumes during fiscal 2010 compared to fiscal 2009. Foreign currency fluctuations also contributed to the decrease.

Other freight forwarding related revenues decreased $41.9 million, or 19%, to $179.5 million for fiscal 2010, compared to $221.4 million for fiscal 2009, primarily due to decreases in road freight and other distribution volumes in fiscal 2010. Foreign currency fluctuations also contributed to the decrease.

Contract logistics and distribution revenues in total decreased $171.2 million, or 12%, to $1,216.4 million for fiscal 2010, compared to $1,387.7 million for fiscal 2009. The decrease was primarily due to the decline in logistics activity, volumes and associated reductions in distribution requirements of our clients primarily as a result of the weak economic environment particularly in the United States.

Contract logistics revenues decreased $12.9 million, or 2%, to $650.7 million for fiscal 2010, compared to $663.7 million for fiscal 2009. The decrease was primarily due to reduced contract logistics volumes and foreign currency fluctuations. Distribution revenues decreased $150.0 million, or 27%, to $414.9 million for fiscal 2010, compared to $564.9 million for fiscal 2009. Freight volumes in our North American distribution operations remained weak throughout fiscal 2010.

Other contract logistics and distribution related revenues decreased $8.3 million, or 5%, to $150.8 million for fiscal 2010, compared to $159.1 million for the corresponding prior year period, primarily due to the general decline in volumes as a result of the global economic slowdown.

Net revenues

Total net revenues decreased $185.3 million, or 12%, to $1,361.0 million for fiscal 2010, compared to total net revenues of $1,546.3 million for fiscal 2009. The decrease in net revenues was primarily the result of significant declines in freight volume across our service lines during fiscal 2010 when compared to fiscal 2009. The decrease in net revenues was partially offset by an improvement in our freight forwarding yields during the first three quarters of the year when compared to last year. Foreign currency fluctuations also contributed to the decrease as described below. In the fourth quarter of fiscal 2010, our yields (computed as net revenues divided by revenues) were adversely impacted by sharply higher purchased transportation costs during the period.

Freight forwarding net revenues decreased $121.6 million, or 17%, to $595.7 million for fiscal 2010, compared to $717.3 million for fiscal 2009. Net revenues are primarily a function of volume movements and the expansion or contraction in yields as described below.

Airfreight forwarding net revenues decreased $62.3 million, or 18%, to $283.7 million for fiscal 2010 compared to $346.0 million for fiscal 2009. Foreign currency fluctuations contributed approximately $10.6 million of the decrease. The remaining decrease in airfreight forwarding net revenues for fiscal 2010 was primarily due to a 6% decrease in net revenues per kilogram and a 13% decline in airfreight tonnage during fiscal 2010 compared to fiscal 2009. Although airfreight forwarding net revenues decreased 18% for fiscal 2010, airfreight forwarding yields were 23.9%, an increase of approximately 260 basis points compared to 21.3% for fiscal 2009, causing airfreight forwarding net revenues to decrease to a lesser degree compared to the decrease in airfreight forwarding revenues.

However when compared on a sequential basis to the third quarter of fiscal 2010, during the fourth quarter of fiscal 2010, airfreight trends shifted. Yields during the fourth quarter of fiscal 2010 decreased approximately 160 basis points, to 21.0% compared to the third quarter of fiscal 2010. This yield compression in the fourth quarter of fiscal 2010 was primarily caused by less favorable airfreight pricing environments, particularly in our Asia Pacific region, as the marketplace began experiencing capacity shortages compared to earlier in the year, that caused buying rates to increase more rapidly than the rates which could be passed onto clients. Airfreight tonnage increased significantly in the fourth quarter, increasing 29% compared to the fourth quarter of fiscal 2009. Tonnage levels peaked in the month of October, but remained strong each month in the fourth quarter. In the fourth quarter of fiscal 2010, airfreight net revenue per kilogram declined 23% compared to the same period last year, versus a 13% year over year decline in the third quarter.

Ocean freight forwarding net revenues decreased $28.2 million, or 14%, to $174.2 million for fiscal 2010, compared to $202.4 million for fiscal 2009. Foreign currency fluctuations contributed approximately $6.7 million of the decrease. The remaining decrease in ocean freight forwarding net revenues for fiscal 2010 was primarily due to an approximately 6% decrease in net revenues realized per TEU and an approximately 8% decline in TEUs compared to fiscal 2009. Yields expanded for fiscal 2010, compared to fiscal 2009, causing ocean freight net revenues to decline to a lesser degree than the decline in revenues. For fiscal 2010, ocean freight yields expanded approximately 270 basis points to 19.5%, from 16.8% for fiscal 2009.

As with airfreight, ocean freight trends shifted in the fourth quarter of fiscal 2010. When compared on a sequential basis to the third quarter of fiscal 2010, ocean freight yields during the fourth quarter of fiscal 2010 decreased approximately 210 basis points to 17.6%. Our TEUs peaked in the month of December 2009, and declined 11% sequentially in January 2010. While the sequential monthly declines are consistent with reasonable seasonality patterns in ocean shipping, volumes were still much higher in the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. While there was an over-supply of capacity in the ocean freight market for much of fiscal 2010, available capacity was constrained in the fourth quarter of fiscal 2010 as carriers did not reintroduce idle capacity as volumes increased.

Customs brokerage net revenues decreased $16.7 million, or 16%, to $86.7 million for fiscal 2010, compared to $103.4 million for fiscal 2009. Foreign currency fluctuations contributed approximately $2.8 million of the decrease. The decrease in customs brokerage net revenues was primarily due to a 19% decline in the number of clearances, although this decline was partially offset by a 4% increase in net revenues per clearance.

Other freight forwarding related net revenues decreased $14.4 million, or 22%, to $51.0 million for fiscal 2010, compared to $65.4 million for fiscal 2009, primarily due to decreases in road freight and other distribution volumes as a result of the global economic downturn.

Contract logistics and distribution net revenues in total decreased $63.7 million, or 8%, to $765.3 million in fiscal 2010, compared to $829.1 million for fiscal 2009. The decrease was due to the decline in logistics activity, volumes and associated reductions in distribution requirements of our clients primarily as a result of the weak economic environment particularly in the United States.

Contract logistics net revenues decreased $43.2 million, or 8% to $525.5 million for fiscal 2010, compared to $568.7 for fiscal 2009. The decrease was a result of reduced activity due to the global economic downturn although the level of decline was partially offset by new business wins since fiscal 2009.

Distribution net revenues decreased $23.0 million, or 14%, to $137.1 million for fiscal 2010, compared to $160.1 million for fiscal 2009. The decrease in distribution net revenues was primarily the result of reduced shipment volumes over the comparative full year period, particularly in the United States.

Other contract logistics and distribution related net revenues increased $2.6 million, or 3%, to $102.8 million for fiscal 2010, compared to $100.2 million for fiscal 2009, primarily due to the general increase in volumes in our transportation management services.

Staff costs

Staff costs in our freight forwarding segment decreased $49.9 million, or 13%, to $346.1 million for fiscal 2010, compared to $396.0 million for fiscal 2009. Foreign currency fluctuations contributed approximately $13.1 million of the decrease. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 15% and 13% for fiscal 2010 and 2009, respectively. Staff costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms or TEUs. As shipment counts for air and ocean freight fell at lesser rates than shipment volumes during fiscal 2010, headcount reductions were more aligned with the reduction in shipment counts than volume declines.

Staff costs in our contract logistics and distribution segment decreased $47.3 million, or 11%, to $392.3 million for fiscal 2010, as compared to $439.6 million for fiscal 2009. Foreign currency fluctuations contributed approximately $5.3 million of the decrease. The remaining decrease in staff costs in our contract logistics and distribution segment is primarily due to headcount reductions and other actions taken in light of the decreased logistics volumes. We incurred staff costs in our contract logistics and distribution segment related to the exit of certain facilities and operations of $4.6 million and $5.5 million for the fiscal years ended January 31, 2010 and 2009, respectively.

Staff costs at corporate were $14.8 million for fiscal 2010, compared to $8.7 million incurred during fiscal 2009. The increase in staff costs at corporate is primarily related to the re-alignment and additional resources with respect to the transformation of the company into more of a single global enterprise rather than being operated on a decentralized regional basis.

Depreciation

Total depreciation expense for all segments was $44.0 million for fiscal 2010, compared to $41.8 million for fiscal 2009. When expressed as a percentage of revenue, depreciation expense remained constant at approximately 1% of revenue for fiscal 2010 compared to the prior fiscal year.

Amortization of intangible assets

Amortization of intangible assets was $11.1 million for fiscal 2010, compared to $13.0 million for fiscal 2009. Acquisitions completed since the fourth quarter of fiscal 2009 did not have a material impact on amortization of intangibles assets for fiscal 2010 compared to the prior fiscal year.

Restructuring charges

Total restructuring charges were $1.2 million for fiscal 2010, compared to $8.9 million for the corresponding prior year period. During the fourth quarter of fiscal 2009, the company initiated several changes to its global information technology operations and incurred related restructuring charges. During the fourth quarter of fiscal 2009, the company incurred $8.9 million of restructuring charges associated with its changes to its global information technology operations. Amounts charged for employee severance benefits and other exit costs under this plan during the first quarter of fiscal 2010 were $1.2 million. The company completed its exit activities under this plan during fiscal 2010.

Goodwill and intangible assets impairment

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

During the fourth quarter ended January 31, 2010, the company recorded a non-cash charge of $1.6 million for the impairment of goodwill in the company’s Contract Logistics and Distribution Segment in accordance with ASC 250, Accounting for Changes and Error Corrections and the correction of an error. Prior period amounts have not been restated due to immateriality. There was no tax benefit as a result of this charge. This charge was recorded as the result of a correction of the impairment of goodwill in the company’s Contract Logistics and Distribution segment during the fourth quarter ended January 31, 2009. The additional impairment charge was recorded in accordance with SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

Other operating expenses

Other operating costs in the freight forwarding segment decreased $9.1 million, or 5%, to $163.4 million for fiscal 2010, compared to $172.5 million for fiscal 2009. Foreign currency fluctuations contributed approximately $5.7 million of the decrease. The remaining decrease in other operating costs in our freight forwarding segment was primarily due to actions taken to better align our costs with the decline in freight forwarding volume.

Other operating costs in the contract logistics and distribution segment decreased by $29.2 million, or 9%, to $284.9 million for fiscal 2010, compared to $314.1 million for fiscal 2009. Foreign currency fluctuations contributed approximately $5.5 million of the decrease. The remaining decrease in other operating costs in our contract logistics and distribution segment was primarily due to headcount reductions and other actions taken in light of the decline in revenues as a result of the global economic slowdown.

Other operating expenses at corporate were $18.1 million for fiscal 2010, compared to $18.6 million incurred during the prior fiscal year.

Interest expense, net

Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities; our senior unsecured guaranteed notes, of which $155.1 million of principle was outstanding as of January 31, 2010; and capital lease obligations. Interest income and interest expense decreased $3.1 million or 23%, and $7.6 million, or 25%, respectively, for fiscal 2010, compared to fiscal 2009. The decrease in interest income and in interest expense is primarily due to a decrease in total net cash deposits and borrowings outstanding during the comparative periods.

Other income and expenses, net

Other income and expenses primarily relates to foreign currency gains and losses on certain of our intercompany loans, withholding taxes and various other items. Other expenses, net of income, was $0.8 million for fiscal 2010. Other income, net of expenses was $1.4 million for the prior fiscal year period.

Provision for income taxes

Our effective income tax rate for fiscal 2010 was 35%, resulting in a provision for income taxes of $24.4 million compared to pretax income of $69.9 million. Compared to our historical effective income tax rates, our effective income tax rate for fiscal 2010 was adversely impacted by several items, some of which were particularly noticeable during the fourth quarter of the fiscal year. Our tax rate during fiscal 2010 was adversely affected by valuation allowances which increased our tax expense by approximately $6.5 million in certain of our loss-making jurisdictions, minimum taxes of approximately $1.4 million, and tax-rate change adjustments of approximately $1.0 million. Minimum taxes are payable regardless of the amount of our pre-tax income in the relevant jurisdiction. For the full fiscal year, these increases were partially offset by a favorable tax rates from the sale of property, plant and equipment, of which the company realized a benefit of approximately $2.1 million when compared to statutory income tax rates.

During the fourth quarter of our fiscal 2010, certain of these adverse tax items were particularly impactful in light of the amount of our pre-tax income for the quarter which had the effect of increasing our effective tax rate. Items specifically attributable to the fourth quarter include valuation allowances of approximately $1.3 million, tax-rate adjustments of approximately $1.0 million, adverse tax effects of the adjustment to goodwill impairment of approximately $0.7 million, and minimum taxes of approximately $0.5 million.

Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions. The company expects our effective tax rate for fiscal 2011 to be approximately 28% to 32%, however, the actual effective tax rate will depend on a variety of factors, including but not limited to, the geographic mix of our business as well as the overall level of pre-tax income compared to minimum taxes which are payable in certain of our jurisdictions.

Discontinued operations, net of tax

Discontinued operations for fiscal 2009 include the operations of the company’s art packing businesses in our EMENA region as part of the company’s ongoing effort to focus on its core businesses.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $2.3 million, to $4.4 million for fiscal 2010, compared to $2.1 million for fiscal 2009. The changes in noncontrolling interests are dependent upon the mix of income among the various operations which have noncontrolling interests.

Year Ended January 31, 2009 Compared to Year Ended January 31, 2008

Revenues

Total revenues increased $177.5 million, or 4%, to $4,543.7 million for fiscal 2009, compared to total revenues of $4,366.3 million for fiscal 2008. The increase in revenues resulted from contributions of $79.7 million from acquisitions made after August 2007 and from organic growth of $158.4 million in all services except our distribution services where revenues reduced by $60.6 million.

Freight forwarding revenues increased $228.5 million, or 8%, to $3,156.0 million for fiscal 2009, compared to $2,927.5 million for fiscal 2008. Approximately $74.5 million of this increase was due to our Israel Acquisition which occurred during fiscal 2008. The remaining increase was primarily due to the following factors: (a) increases in airfreight forwarding revenues in our EMENA, Americas, and Asia Pacific regions, partially offset by decreases in our Greater China and Africa regions; (b) increases in ocean freight forwarding revenues in our EMENA, Americas, Asia Pacific, and Africa regions, offset by decreases in our Greater China region; and (c) customs brokerage revenues increased in our EMENA, Asia Pacific, Greater China, and Africa regions, offset by decreases in our Americas region. We believe that for the Freight Forwarding segment, net revenue (the term used by the company to describe revenue less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because our revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. Accordingly reference is made to our discussion regarding net revenues below.

Airfreight forwarding revenues increased $68.0 million, or 4%, to $1,621.6 million for fiscal 2009, compared to $1,553.6 million for fiscal 2008. Our Israel Acquisition, which occurred during fiscal 2008, contributed approximately $22.6 million of this increase.

Although airfreight forwarding revenues increased for fiscal 2009, as compared to fiscal 2008, the second half of the year was characterized by slowing growth in international trade compared to the second-half of fiscal 2008, and particularly during the fourth quarter of fiscal 2009. Airfreight forwarding revenues decreased 34% in the fiscal 2009 fourth quarter when compared to fiscal 2008 fourth quarter, while net revenues decreased 15% for the same comparative period. Airfreight tonnage decreased 25% in the fourth quarter of fiscal 2009 compared to the same period in the previous year, which reflected the substantial market disruption in the fourth quarter of fiscal 2009.

Ocean freight forwarding revenues increased $102.5 million, or 9%, to $1,203.6 million for fiscal 2009, compared to $1,101.1 million for fiscal 2008. Our Israel Acquisition, which occurred during fiscal 2008, contributed approximately $36.7 million of this increase.

As with airfreight, the operating environment in ocean freight deteriorated very rapidly during fiscal 2009. The second half of fiscal 2009 was characterized by slowing growth in international trade during fiscal 2009, as compared to fiscal 2008, and particularly during the fourth quarter of fiscal 2009. Ocean freight forwarding revenues in the fourth quarter of fiscal 2009 decreased 18% over the corresponding period in fiscal 2008, while net revenues decreased 4% over the comparable period. Ocean freight twenty-foot equivalent units (TEUs) decreased 17% in the fourth quarter of fiscal 2009 compared to the comparable period a year ago.

Customs brokerage revenues increased $11.4 million, or 12%, to $109.4 million for fiscal 2009, compared to $98.0 million for fiscal 2008. The increase was primarily due to our Israel Acquisition, which occurred during fiscal 2008. Excluding the effects of our Israel Acquisition, customs brokerage revenues were generally consistent compared to the previous year.

Other freight forwarding related revenues increased $46.6 million, or 27%, to $221.4 million for fiscal 2009, compared to $174.8 million for fiscal 2008, primarily due to an increase in road freight volumes in the EMENA and Americas regions.

Contract logistics and distribution revenues decreased $51.0 million, or 4%, to $1,387.7 million for fiscal 2009, compared to $1,438.7 million for fiscal 2008. The decrease was primarily attributable to the exit of certain businesses, as well as the loss of the Wal*Mart contract, and decreases in distribution revenues over the comparative periods, partially offset by increases in contract logistics revenues through the addition of new contracts.

Contract logistics revenues increased $45.1 million, or 7%, to $663.7 million for fiscal 2009, compared to $618.6 million for fiscal 2008. The increase was primarily due to organic growth within our EMENA, Asia Pacific and Africa regions from new and existing clients. This growth was partially offset by the loss of our Wal*Mart contract on March 1, 2008, our exit of an underperforming contract in our Americas region in July 2008, and the corresponding loss of such revenues.

Distribution revenues decreased $59.5 million, or 10%, to $564.9 million for fiscal 2009, compared to $624.4 million for fiscal 2008. The decrease was primarily attributable to the closures of certain distribution businesses in our Africa region and a niche trucking business in the Americas region in connection with the 2008 Cost Reduction Measures. The decline was primarily attributed to the closures of the above-mentioned businesses. In addition, there has been continued softness in the U.S. domestic trucking environment.

Other contract logistics and distribution related revenues decreased $36.6 million, or 19%, to $159.1 million for fiscal 2009, compared to $195.7 million for fiscal 2008, primarily due to the closures of the distribution businesses mentioned above.

Net revenues

Total net revenues increased $57.5 million, or 4%, to $1,546.3 million for fiscal 2009, compared to total net revenues of $1,488.8 million for fiscal 2008, in part due to acquisitions and yield expansions noted below.

Freight forwarding net revenues, which is comprised of revenues minus freight consolidation costs, increased $83.6 million, or 13%, to $717.3 million for fiscal 2009, compared to $633.7 million for fiscal 2008. Net revenues is a function of gross revenues movements and expansions or contractions in yields as described above.

Airfreight forwarding net revenues increased $27.5 million, or 9%, to $346.0 million for fiscal 2009 compared to $318.5 million for fiscal 2008. Approximately $9.2 million of the increase was due to our Israel Acquisition in fiscal 2008. The remaining increase for the year was due to organic growth in the EMENA and Americas region, partially offset by decreases in our Asia Pacific, Greater China and Africa regions. Airfreight yields (airfreight net revenues as a percentage of airfreight revenues) increased in fiscal 2009 to 21.3% as compared to 20.5% for fiscal 2008 due to several factors, including a more favorable airfreight pricing environment, our airfreight purchasing initiatives, elimination of low-yielding business, and the lack of a peak season during the third quarter of fiscal 2009. Additionally, our efforts to capitalize on opportunities to leverage spot-pricing led to lower purchased transportation costs and yield expansion in fiscal 2009.

Ocean freight forwarding net revenues increased $27.5 million, or 16%, to $202.4 million for fiscal 2009, as compared to $174.9 million for fiscal 2008. Approximately $7.0 million of the increase was due to our Israel Acquisition in fiscal 2008. The remaining increase was due to organic growth in the EMENA, Americas, Asia Pacific and Greater China regions. For fiscal 2009, ocean freight yields (ocean freight net revenues as a percentage of ocean freight revenues) increased to 16.8% from 15.9% for fiscal 2008, for the reasons described below.

Customs brokerage net revenues increased $9.0 million, or 10%, to $103.4 million for fiscal 2009 compared to $94.4 million for fiscal 2008. Other freight forwarding related net revenues increased $19.6 million, or 43%, to $65.4 million for fiscal 2009, compared to $45.9 million for fiscal 2008.

Contract logistics and distribution net revenues decreased $26.1 million, or 3%, to $829.1 million for fiscal 2009, compared to $855.1 million for fiscal 2008. The decrease was primarily attributable to the exit of certain businesses, as well as the loss of the Wal*Mart contract, and decreases in distribution revenues over the comparative periods, partially offset by increases in contract logistics revenues through the addition of new contracts.

Contract logistics net revenues increased $31.8 million, or 6%, to $568.7 million for fiscal 2009, compared to $536.9 million for fiscal 2008. The increase was primarily due to organic growth within our EMENA, Asia Pacific and Africa regions from new and existing clients. This growth was partially offset by the loss of our Wal*Mart contract on March 1, 2008, our exit of an underperforming contract in our Americas region in July 2008, and the corresponding loss of such revenues.

Distribution net revenues decreased $48.2 million, or 23%, to $160.1 million for fiscal 2009, compared to $208.3 million for fiscal 2008. The decrease was primarily attributable to the closures of certain distribution businesses in our Africa region and a niche trucking business in the Americas region in connection with the 2008 Cost Reduction Measures.

Other contract logistics and distribution related net revenues increased $9.6 million, or 9%, to $100.2 million for fiscal 2009, compared to $109.9 million for fiscal 2008.

Staff costs

Staff costs in our freight forwarding segment increased $58.2 million, or 17%, to $396.0 million for fiscal 2009, compared to $337.8 million for fiscal 2008. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 13% and 12% for fiscal 2009 and 2008, respectively.

Staff costs in the contract logistics and distribution segment decreased $11.5 million, or 3%, to $439.6 million for fiscal 2009, as compared to $451.1 million for fiscal 2008, due to reductions in personnel previously with operations closed or lost since February 2008. These declines were partially offset by increases in staff costs within the EMENA region.

Staff costs at corporate were $8.7 million for fiscal 2009, compared to $12.0 million incurred during the corresponding prior fiscal year.

Depreciation and amortization of intangible assets.

Total depreciation and amortization expense for all segments increased $6.0 million, or 12%, to $54.7 million for fiscal 2009, as compared to $48.7 million for fiscal 2008 due to additional depreciation expense associated with a new facility in the Asia Pacific region. Amortization of intangible assets increased due to assets acquired in our Israel and CSC acquisitions in fiscal 2008. Acquisitions completed since the fourth quarter of the preceding year contributed to the increase of amortization of intangibles assets for fiscal 2009 compared to the corresponding prior fiscal year.

Restructuring charges

Total restructuring charges increased $0.5 million, or 6%, to $8.9 million for fiscal 2009, compared to $8.4 million for fiscal 2008. During the fourth quarter of fiscal 2009, the company initiated several changes to its global information technology operations and incurred related restructuring charges. Amounts charged for employee severance benefits and other exit costs under this plan were $2.9 million. Additionally, during the fourth quarter of fiscal 2008, the company initiated several changes in operations and incurred related restructuring charges. Charges associated with this plan included $6.0 million incurred during the first quarter of fiscal 2009 and $8.4 million incurred during the fourth quarter of fiscal 2008.

Goodwill and intangible assets impairment

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

Other operating expenses

Other operating costs in the freight forwarding segment increased $22.5 million, or 15%, to $172.5 million in fiscal 2009, compared to $150.0 million for fiscal 2008. These increases were partially due to our Israel Acquisition. Other operating costs in the contract logistics and distribution segment decreased by $2.7 million, or 1%, to $314.1 million for fiscal 2009, compared to $316.8 million for the corresponding prior fiscal year.

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

Interest expense, net

Our interest income relates primarily to interest earned on our cash deposits, while our interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes (Senior Notes), of which $166.7 million of principle remained outstanding as of January 31, 2009, and capital lease obligations. Interest income and interest expense increased $2.4 million or 22%, and $3.8 million, or 14%, respectively, compared to fiscal 2008.

Other income and expenses, net

Other income and expenses primarily relates to foreign currency gains and losses on certain of our intercompany loans, offset by withholding taxes and various other taxes not related to income taxes. Other income, net of expenses, was $1.4 million for fiscal 2009, compared to $1.6 million for fiscal 2008.

Provision for income taxes

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

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $0.7 million, to $2.2 million from $2.9 million for fiscal 2009, compared to fiscal 2008. The changes in noncontrolling interests are dependent upon the mix of income among the various operations which have noncontrolling interests.

Liquidity and Capital Resources

As of January 31, 2010, our cash and cash equivalents totaled $350.8 million, representing an increase of $93.9 million from January 31, 2009, resulting from $55.4 million of net cash provided by our operating, investing and financing activities and an increase of $38.5 million related to the effect of foreign exchange rate changes on our cash balances.

During fiscal 2010, we generated approximately $120.0 million in net cash from operating activities. This resulted from net income attributable to UTi Worldwide Inc. of $45.5 million plus depreciation and amortization of intangible assets totaling $55.1 million, deferred income taxes of $6.1 million, goodwill impairment of $1.6 million, provision for doubtful accounts of $3.5 million, an increase in trade payables and other current liabilities of

$8.8 million, and an increase in trade receivables and other current assets of $5.4 million, and a decrease in other items totaling $4.8 million.

The company’s primary source of liquidity is the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment. The company experiences increased activity associated with peak season, generally during the second and third fiscal quarters, requiring significant customer disbursements. During the second quarter and the first half of the third quarter, this seasonal growth in customer receivables tends to consume available cash. Historically the second half of the third quarter and the fourth quarter tend to generate significant cash as cash collections usually exceed cash customer disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash.

In addition to cash generated from the company’s income generating activities, when the company acts as a customs broker, we make significant cash advances on behalf of our clients to the various customs authorities around the world, predominantly in countries where our clients are importers of goods such as South Africa and Israel. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses. However, these advances temporarily consume cash as these items are typically paid to third parties in advance of reimbursement from our clients. Accordingly, on a comparative basis, operating cash flows are typically stronger in periods of declining logistics activity and are comparably weaker in periods of volume growth as the company must disburse cash in advance of collections from customers.

During fiscal 2010, advances for customs duties and taxes were approximately $3,403.3 million, a decrease of $923.9 million when compared to approximately $4,327.1 million for fiscal 2009. This decrease of customs duties and taxes was primarily attributable to the decrease in the value of goods moving internationally as a result of the significant decline in freight volumes experienced in fiscal 2010. The decrease in these advances and subsequent collection activity related to customs duties and taxes had a favorable impact on our net cash generated from operating activities.

On a comparative basis, during fiscal 2010, net cash generated from operating activities was $120.0 million, which exceeded net income attributable to the company of $45.5 million for the same period. During fiscal 2009, net cash generated from operating activities was $150.5 million. The weak economic conditions experienced in the fourth quarter of fiscal 2009 continued through fiscal 2010 and, as a result, the company did not experience the normal seasonal volume fluctuations to the usual degree in fiscal 2010 when compared to prior years. Reduced cash disbursements in the fourth quarter of fiscal 2009 and throughout fiscal 2010 combined with cash collections related to pre-existing customer receivables resulted in favorable cash flows from operations in fiscal 2010 compared to net income for the fiscal year. The seasonal decline in customer activity in the fourth quarter, generated significant cash in the fourth quarter of fiscal 2010.

Cash used for investing activities for fiscal years ended January 31, 2010 and 2009 was $24.6 million and $62.1 million, respectively. During fiscal 2010, cash used for capital expenditures was approximately $29.0 million, consisting primarily of computer hardware and software and furniture, fixtures and equipment. During the normal course of operations, the company has a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. The company spent $7.9 million for normal or routine capital expenditures in the fourth quarter of fiscal 2010 resulting in total capital expenditures of $29.0 million for fiscal 2010. Included in cash used in investing activities were proceeds of $13.6 million for the disposal of property, plant and equipment, including $8.1 million for our disposal of property in South Africa. During fiscal 2010, we used an aggregate of $9.2 million of cash for acquisitions and earn-out payments.

The following outlines certain of our recently paid and future potential contingent earn-out payments related to prior acquisitions.

•	Our last remaining contingent earn-out payment relating to the acquisition of Perfect Logistics was based on the acquired operation’s earnings over the twelve-month period ended May 31, 2009. We were not required to make the final payment in regard to this contingent earn-out.

•	We currently anticipate making the final contingent earn-out payment of $4.2 million during the first half of fiscal 2011 related to our acquisition of Concentrek, which was calculated based on a multiple of Concentrek’s earnings for the twelve-month period ended January 31, 2010.

•	We currently do not expect to make the final contingent earn-out payment related to our acquisition of Logica GmbH, based upon the entity’s performance during fiscal 2010.

•	We currently do not expect to make a contingent earn-out payment in regard to our acquisition of Cargoforte based upon the entity’s performance during fiscal 2010. One remaining contingent earn-out payment remains, subject to a maximum of $19.6 million in the aggregate, which payment will be offset against the initial purchase price of $1.0 million and will be calculated based on a multiple of the acquired operation’s future earnings for the twelve month period ending January 31, 2011. We made a payment of $0.9 million in June 2009 relating to the twelve month period ended January 31, 2009.

•	We currently do not expect to make a contingent earn-out payment in regard to our acquisition of UTi Pharma Slovakia, s.r.o. based upon the entity’s performance during fiscal 2010. One contingent earn-out payment remains and is subject to a maximum of $3.0 million in the aggregate and is to be calculated based on a multiple of the acquired operation’s earnings for the year ended January 31, 2012.

•	In connection with our acquisition of the remaining ownership interest in EMA Israel, based on net revenue earned from a potential customer for each of the next four fiscal years ending January 31, 2011, 2012, 2013 and 2014, we currently anticipate making contingent earn-out payments in the quarter following each of the twelve month periods above. The company’s aggregate obligation with respect to these contingent earn-out payments has been estimated to be $0.3 million as of January 31, 2010.

•	We anticipate making one contingent earn-out payment of $4.7 million related to our acquisition of Tacisa during to April 2010. The payment will be calculated based on a multiple of the acquired operation’s earnings for the twelve months ended January 31, 2010.

In connection with the formation of the Sisonke Partnership, the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty), Ltd., the company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the company. The put option becomes exercisable upon the later of several events which are not time-definite, however the company believes the put option will become exercisable during the first half of fiscal 2011. The liability at January 31, 2010 was determined to be zero, as measured at fair value. The amount included in other non-current liabilities was $1.0 million at January 31, 2009. The company estimates the redemption value of the put option to be approximately $8.4 million, which the company believes to be substantially less than the fair value of the minority partner’s interest in the partnership.

Our financing activities during fiscal 2010 used $40.0 million of cash, primarily due to net payments of $4.6 million for bank lines of credit, offset by net borrowings of $0.8 million from short term borrowings, $70.5 million for repayments of long term bank borrowings, debt issuance costs of $6.5 million and $22.8 million for the repayment of capital lease obligations with an offset of $56.5 million from proceeds from the issuance of long term borrowings. In October 2009 we paid $6.0 million of cash in connection with the cash dividend of $0.06 cents per outstanding ordinary share declared by our board of directors on September 15, 2009.

Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive income as a result of foreign currency translation adjustments, net of tax, was $64.2 million for the year ended January 31, 2010. Other comprehensive loss as a result of foreign currency translation adjustments, net of tax, was $98.5 million for the year ended January 31, 2009. The movement during both periods was caused primarily by depreciation of the U.S. dollar against the Euro and South African rand, which together had the most significant impact on the company’s translation adjustment.

Credit Facilities and Senior Notes

At January 31, 2010, the aggregate amount available for borrowing under all facilities totaled approximately $292.2 million. As of January 31, 2010, loans outstanding under these facilities totaled approximately $43.8 million and letters of credit and guarantees outstanding under these facilities totaled approximately $158.2 million, excluding letters of credit (or the portion thereof) used to support loans outstanding. At January 31, 2010, the Company had approximately $90.1 million of available, unused capacity under these facilities, approximately $73.7 million of which was available for cash draw.

Bank Lines of Credit

A significant number of our subsidiaries participate in a cash pooling arrangement administered by Bank Mendes Gans NV, which is used to fund short-term liquidity needs. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates based on a base rate plus 0.5% for withdrawals and minus 0.5% for deposits. The facility does not permit cash withdrawals in excess of cash deposits on a global basis. At January 31, 2010, cash deposits were equivalent to cash withdrawals. Cash withdrawals of $70.2 million and $11.6 million are included in bank lines of credit at January 31, 2010 and 2009, respectively.

The company has various credit, letter of credit and guarantee facilities. The company’s primary facilities and borrowings include: the ABN/RBS Letter of Credit Agreement and Nedbank Letter of Credit Agreement; the South African Facilities Agreement; and the 2009 Note Purchase Agreement and 2006 Note Purchase Agreement; all described in more detail below. The purpose of the company’s facilities is to provide the company with working capital, customs and other guarantees, letters of credit, and funds for general corporate purposes. Due to the global nature of the company’s business, a number of financial institutions are utilized to provide the company with credit facilities.

ABN/RBS Letter of Credit Agreement

On July 9, 2009, the company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the “ABN/RBS Letter of Credit Agreement”). The ABN/RBS Letter of Credit Agreement provided for an aggregate availability of up to $50.0 million in letters of credit as of January 31, 2010. The ABN/RBS Letter of Credit Agreement originally provided for two separate letter of credit facilities, which we refer to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. As of January 31, 2010, the letters of credit outstanding under the ABN Letter of Credit Facility totaled approximately $33.8 million and the amount of available, unused capacity was $16.2 million. The ABN Letter of Credit Facility matures on July 9, 2011. The RBS Letter of Credit Facility matured on December 31, 2009 and prior to maturity the company either obtained the release of the remaining letters of credit issued pursuant to this facility or provided for alternative arrangements for the underlying obligations. The company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.

Nedbank Letter of Credit Agreement

On July 9, 2009, the company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement (the “Nedbank Letter of Credit Agreement”) with Nedbank Limited, acting through its London Branch. The Nedbank Letter of Credit Agreement provided for an aggregate initial availability of up to $36.0 million in letters of credit. On January 8, 2010, the company and certain of its subsidiaries entered into an amendment to this agreement (the “Nedbank Amendment”) which temporarily increased the aggregate availability under the facility to $46.0 million in letters of credit. The Nedbank Amendment expired on March 1, 2010, afterwhich the aggregate availability under the Nedbank Letter or Credit Agreement reverted to the original availability of $36.0 million in letters of credit. As of January 31, 2010, the letters of credit outstanding under the Nedbank Letter of Credit Agreement totaled approximately $6.2 million and loans outstanding totaled $23.3 million, which is included in bank lines of credit in the consolidated balance sheet. As of January 31, 2010, the amount of available, unused capacity was $16.6 million under this facility. The Nedbank Letter of Credit

Agreement matures on July 9, 2011. The company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.

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

South African Facilities Agreement

On July 9, 2009, certain of the company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650.0 million South African rand revolving credit facility, which is comprised of a 400.0 million South African rand working capital facility and a 250.0 million South African rand letter of credit, guarantee and forward exchange contract facility. At January 31, 2010, based on current exchange rates, the revolving credit facility provided for an aggregate availability of $84.7 million. As of January 31, 2010, the borrowings, letters of credit, and guarantees under the South African Facilities Agreement totaled approximately $31.0 million, represented by outstanding letters of credit and guarantees of $31.0 million and borrowings of $0.1 million, which is included in the bank lines of credit in the consolidated balance sheet. As of January 31, 2010, the amount of available, unused capacity was $53.7 million under this facility. The South African Facilities Agreement also provides the company’s South African operations with a 150.0 million South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.

Overdrafts under the South African working capital facility bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 1%. The per annum interest rate payable in respect of foreign currency accounts is generally at the London Interbank Offered Rate (LIBOR), or with respect to a foreign currency account in euro, the Euro Interbank Offered Rate (EURIBOR), plus the lender’s cost of funds (to the extent greater than LIBOR or EURIBOR, as applicable), plus 3%. Instruments issued under the letter of credit, guarantee and forward exchange contract facility bear interest at a rate to be agreed upon in writing by the company’s subsidiaries party to the South African Facilities Agreement and Nedbank.

Bank Borrowings

2009 Note Purchase Agreement

On July 9, 2009, the company issued $55.0 million of senior unsecured guaranteed notes (the “2009 Senior Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes mature on August 9, 2014. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The company is required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of January 31, 2010, the principal amount outstanding under the 2009 Senior Notes was $55.0 million, and is included in long-term bank borrowings in the consolidated balance sheet.

2006 Note Purchase Agreement

On July 13, 2006, the company issued $200.0 million of senior unsecured guaranteed notes (the “2006 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) under a note purchase agreement (the “2006 Note Purchase Agreement”, and together with the 2009 Note Purchase Agreement, the “Note Purchase Agreements”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes mature on July 13, 2011. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The company is required to repay approximately $33.3 million, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of January 31, 2010 and 2009, the principal amount outstanding under the 2006 Senior Notes was approximately $100.0 million and $166.7 million, respectively, and is included in long-term bank borrowings in the consolidated balance sheets.

The company also has a number of bank borrowings issued by various financial institutions, not covered under the facilities listed above. The total of such bank borrowings at January 31, 2010 was approximately $8.6 million, included in short-term and long-term bank borrowings in the consolidated balance sheet.

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

The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the company to comply with financial and other covenants and certain change of control provisions. In March 2010, we amended the financial covenants in the Letter of Credit Agreements and in the 2009 Note Purchase Agreement. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of January 31, 2010.

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

Pursuant to the terms of the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements, the company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, those relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements. The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement. The company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements. Liabilities for these indemnification obligations were not material to the company as a whole as of the dates that each of the respective agreements was entered into. The Company has not recorded any liabilities related to the indemnification obligations as of January 31, 2010.

In addition to the credit, letter of credit, and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In many cases, the use of these particular letter of credit, guarantee, and working capital facilities are restricted to the country in which they originated although this is not always the case. These particular letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in the country. At January 31, 2010, the aggregate amount available for borrowing under these other facilities totaled approximately $111.5 million, including customs bonds and other guarantees of approximately $87.3 million and borrowings of approximately $20.5 million, which is included in both bank lines of credit and long-term borrowings in the consolidated balance sheet. At January 31, 2010, the total available, unused cash borrowing capacity under these other facilities was approximately $3.7 million.

Contractual Obligations

At January 31, 2010, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Bank borrowings(1)	$186,457	$186,457	$—	$—	$—
Long-term borrowings(2)	105,618	—	86,014	19,604	—
Capital lease obligations(2)	44,244	18,278	21,025	4,906	35
Pension funding obligations(3)	11,728	1,181	2,402	2,085	6,060
Operating lease obligations	383,973	114,680	136,794	70,459	62,040
Unconditional purchase obligations and other(4)	3,502	3,502	—	—	—

Total	$735,522	$324,098	$246,235	$97,054	$68,135

(1)	Includes estimated interest expense based on the variable interest rates on these obligations as well the current portion of long-term borrowings.

(2)	Includes interest expense due to the fixed nature of interest rates on these obligations.

(3)	Pension funding obligation amounts include estimated defined benefit pension funding obligations through the year ending 2020.

(4)	The company typically enters into various types of short-term contracts to reserve transportation capacity on a guaranteed basis. These contracts include minimum quantity commitments with ocean carriers, and “blocked space agreements” with air carriers. Additionally, the company occasionally charters aircraft capacity with air carriers. The pricing of these contracts is dependent upon current market conditions. The company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2010 was $1.7 million. The remaining amount represents commitments to purchase capital equipment.

Certain of our acquisitions include contingent consideration arrangements. Amounts due to selling shareholders under such arrangements generally are based on the operating results of the acquired entity, for a period subsequent to its acquisition. In certain instances, these agreements have contractual limits on the amounts that may be payable under the earn-out arrangement. The above table does not include potential contingent earn-out payments that may be paid pursuant to any such arrangements, including the approximately $8.9 million we expect to pay in fiscal 2011 in connection with the earn-out arrangements relating to the acquired businesses, as disclosed above. See the discussion with the caption “Liquidity and Capital Resources.”

The above table does not include amounts potentially payable to taxing authorities for uncertain tax positions taken on tax returns as we are unable to estimate the timing of such payments within individual years. As of

January 31, 2010, the company has accrued $10.3 million related to uncertain tax positions. Refer to Note 4, “Uncertain Tax Positions” in the consolidated financial statements.

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

Call and Put Options

In connection with the company’s merger with Newlog, Ltd. during fiscal 2008, the company obtained an option providing it with the right to call the minority partner’s shares of the subsidiary under certain circumstances, including a change in control of the minority partner. The company recorded an asset related to this call option in other non-current assets. The amount recorded represents the differences between the estimated strike price and the estimated fair value of the subsidiary equity held by the minority partner, if the call option becomes exercisable. The amounts included in other non-current assets were $0.5 million and $0.8 million at January 31, 2010 and 2009, respectively.

Additionally, the company granted an option providing the minority partner with the right to call the company’s shares of the subsidiary in the event the company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The company has recorded a liability related to this option in other non-current liabilities. The amounts included in other non-current liabilities were $0.8 million and $0.9 million at January 31, 2010 and 2009, respectively.

In connection with the formation of a joint venture subsidiary, which provides inventory management and other services in the United States, the company granted an option providing the minority partner with the right to call the company’s shares of the subsidiary in the event the company does not exercise its right, under specific circumstances, to call the minority partner’s shares. In December 2009, at the time the company acquired the remaining outstanding shares held by the minority partner in an Israeli subsidiary, the joint venture agreement with the minority shareholder, along with the call option, was terminated, thereby reducing the company’s liability related to this option to zero. For further information, see Note 2, “Acquisitions.” At January 31, 2009, the liability related to this option of $0.2 million was recorded in other non-current liabilities.

Additionally, in connection with the formation of a partnership in South Africa that holds the shares of a subsidiary that distributes pharmaceutical supplies and equipment, the company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the company in fiscal 2011. The liability at January 31, 2010 was determined to be zero. The amount included in other non-current liabilities was $1.0 million at January 31, 2009. The company estimates the redemption value of the put option to be approximately $8.4 million, which the company believes to be substantially less than the fair value of the minority partner’s interest in the partnership. The liability recorded represents the difference between the estimated strike price and the estimate fair value of the partnership held by the minority partner when the put option becomes exercisable.

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

Critical Accounting Estimates

Our discussion of our operating and financial review and prospects is based on our consolidated financial statements, prepared in accordance with U.S. GAAP and contained within this report. Certain amounts included in, or affecting, our consolidated financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent obligations are necessarily affected by these estimates. In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable and various other recorded and disclosed amounts. Actual results could differ from these estimates. We evaluate these estimates on an ongoing basis.

Our significant accounting policies are included in Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this report; however, we believe that certain accounting policies are more critical to our financial statement preparation process than others. These include our policies on revenue recognition, income taxes, allowance for doubtful receivables, business combinations, goodwill and other intangible assets, share based compensation, contingencies and call and put options.

Revenue Recognition

Revenue represents billings on exports to clients, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the company acts as an agent. The company recognizes revenue in accordance with FASB Codification Topic 605, Revenue Recognition, (ASC 605). Accordingly, revenue and purchased transportation costs for airfreight and ocean freight forwarding services, including commissions earned from the company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers are recognized at the time the freight departs the terminal of origin which is when the client is billed. This method generally results in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

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

Significant components of estimation related to revenue recognition include valuation of accounts receivable and the accrual of certain costs, related primarily to ancillary services, which are estimated and accrued at the time the services are provided, and adjusted upon receipt of the suppliers’ final invoices.

Income Taxes

Our overall effective income tax rate is determined by the geographic composition of our worldwide taxable income, with some of our operations in countries with low effective income tax rates. Consequently our provision for tax expense on an interim basis is based on an estimate of our overall effective tax rate for the related annual period.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on a variety of factors and estimates. These factors include historical client trends, current receivables aging, general and specific economic conditions and local market conditions. We review the allowance for doubtful accounts on a monthly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. We do not have any off-balance-sheet credit exposure related to our customers. We believe our estimate for doubtful accounts is based on reasonable assumptions and estimates, although they are inherently uncertain and actual results may differ from these estimates.

Business Combinations

The total cost of our acquisitions is allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of acquisition. The terms of our acquisitions often include contingent consideration or earn-out arrangements based upon the performance of the acquired business, subsequent to acquisition. Accordingly, we are required to make a determination as to what portion of the contingent consideration represents a cost of the acquisition and what portion, if any, represents a compensatory arrangement, based upon the terms of the arrangement. The determination of the compensatory element, if any, requires judgment and impacts the amount of compensation expense recorded as Staff Costs. In accordance with FASB Codification Topic 805, Business Combinations, liabilities for contingent earn-out payments are initially recognized at their estimated fair values at the date of acquisition and subsequent changes in fair value of the liability are recognized in earnings.

Goodwill and Other Intangible Assets

Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net assets at the date of acquisition. Other intangible assets with finite lives are being amortized using the straight-line method over their estimated lives.

Intangible assets with indefinite lives, including goodwill are assessed at least annually for impairment in accordance with ASC 350, Intangibles — Goodwill and Other. We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, the company uses a discounted cash flow analysis, corroborated by comparative market multiples where appropriate.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2010, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for two of the company’s reporting units, EMENA Contract Logistics and Americas Distribution, the fair values of the reporting unit assets exceeded the carrying values by less than five percent. Due to the narrow margin of passing the Step 1 goodwill impairment testing conducted in the second quarter of fiscal 2010, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in fiscal 2011 or in future years, particularly with respect to these two reporting units. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions. As of January 31, 2010, the goodwill carrying values for the EMENA Contract Logistics and Americas Distribution reporting units were $5.4 million and $79.9 million, respectively.

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

During the fourth quarter ended January 31, 2010, the company recorded a non-cash charge of $1.6 million, for the impairment of goodwill in the company’s Contract Logistics and Distribution Segment in accordance with ASC 250, Accounting for Changes and Error Corrections and the correction of an error. Prior period amounts have not been restated due to immateriality. There was no tax benefit as the result of this charge. This charge was recorded as the result of a correction of the impairment of goodwill in the company’s Contract Logistics and Distribution segment during the fourth quarter ended January 31, 2009. The additional impairment charge was recorded in accordance with SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

Share-Based Compensation

The company has elected the fair value recognition provisions of FASB Codification Topic 718, Compensation — Stock Compensation, (ASC 718), using the modified prospective transition method. Under this method, the company recognizes compensation expense for all share-based payments granted after January 31, 2007, as well as all share-based payments granted prior to, but not yet vested, as of January 31, 2007, in accordance with ASC 718. Under the fair value recognition provisions of ASC 718, the company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.

Contingencies

We are subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the company is self-insured in relation to freight related exposures or employee benefits, adequate liabilities are estimated and recorded for the portion for which we are self-insured. When estimates of our exposure from claims or pending or threatened litigation matters meet the recognition criteria of FASB Codification Topic 450, Contingencies, (ASC 450), amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known. For further information regarding legal proceedings, see Note 17, “Contingencies.”

Call and Put Options

In connection with certain of the company’s acquisitions and formations of certain partnerships, the company has acquired or has issued various options for either the company or its minority partners to put or call shares in the partnerships. We record assets and liabilities associated with these instruments based on the differences between the estimated strike price and the estimated fair value of the instruments, based on when the call and put options are expected to become exercisable.

FASB Codification

In June 2009, the FASB issued the FASB Codification as the single source of authoritative nongovernmental U.S. GAAP. This guidance identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with U.S. GAAP. The FASB Codification became effective for the company in the third quarter of fiscal 2010 and where possible, previously disclosed FASB references have been replaced with FASB Codification references.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The company is currently evaluating the impact the adoption of the update may have on its consolidated results of operations and financial position.

In June 2009, an update was made to FASB Codification Topic 810, Consolidation, (ASC 810). This update amends previous guidance to require the company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. The update is effective for annual periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The company is currently evaluating the impact the adoption of the update may have on its consolidated results of operations and financial position.

In May 2009, the FASB issued guidance which is included in FASB Codification Topic 855, Subsequent Events, (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The company has evaluated subsequent events through March 29, 2010 for appropriate accounting and disclosure in accordance with this standard.

In December 2007, the FASB issued guidance which is included in FASB Codification Topic 805, Business Combinations, (ASC 805). ASC 805 applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company is applying the guidance of ASC 805 to business combinations completed on or after February 1, 2009.

In September 2006, the FASB issued guidance which is included in FASB Codification Topic 820, Fair Value Measurements and Disclosures, (ASC 820). ASC 820 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. The company implemented the provisions of ASC 820 beginning in the first quarter of fiscal 2009, except for certain nonfinancial assets and liabilities for which it adopted the provisions of ASC 820 in the first quarter of fiscal 2010. For further information, see Note 19, “Fair Value Disclosures.”

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. In accordance with ASC 280, all prior period segment information has been reclassified to conform to the current presentation.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity

Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2010, the notional value of all of our open forward foreign exchange contracts was $28.0 million related to transactions denominated in various currencies, but predominantly in U.S. dollars, Euros and British pounds sterling. These contracts are generally entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.

The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in U.S. dollar equivalents at January 31, 2010 and 2009. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

Non-functional currency exposure in U.S. dollar equivalents was as follows (in thousands):

				Foreign Exchange
				Gain/(loss)
			Net	if Functional Currency
			Exposure	Appreciates	Depreciates
	Assets	Liabilities	Long/(Short)	by 10%	by 10%

At January 31, 2010:
U.S. dollars	$96,722	$39,230	$57,491	$5,749	$(5,749)
Euros	6,541	15,267	(8,725)	(873)	873
British pounds sterling	3,087	3,477	(390)	(39)	39
Hong Kong dollars	517	1,441	(924)	(92)	92
Other	2,402	7,459	(5,057)	(506)	506

Total	$109,269	$66,874	$42,395	$4,239	$(4,239)

At January 31, 2009:
U.S. dollars	$76,727	$69,246	$7,481	$748	$(748)
Euros	5,594	14,866	(9,272)	(927)	927
British pounds sterling	2,068	2,435	(367)	(37)	37
Hong Kong dollars	859	864	(5)	(1)	1
Other	1,801	28,474	(26,673)	(2,667)	2,667

Total	$87,049	$115,885	$(28,836)	$(2,884)	$2,884

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

Our short-term exposures to fluctuating foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized through our use of an intercompany netting and settlement system that settles all of our intercompany trading obligations once per month. In addition, selected exposures are managed by financial market transactions in the form of forward foreign exchange contracts (typically with maturities at the end of the month following the purchase of the contract). Forward foreign exchange contracts are primarily denominated in the currencies of our principal markets. We will normally generate foreign exchange gains and losses through normal trading operations. We do not enter into derivative contracts for trading or speculative purposes.

We do not, and cannot, hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income.

Many of our operations operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized gains of $64.2 million in fiscal 2010. The company has historically not attempted to hedge this equity risk.

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We have short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of bank lines of credit used to finance working capital requirements. Generally, our short-term debt is at variable interest rates, while our long-term debt is at fixed interest rates. As of January 31, 2010 and 2009, the fair value of the company’s 6.31% senior unsecured guaranteed notes was $154.6 million and $168.4 million, respectively, compared to book value of $100.0 million and $166.7 million for fiscal 2010 and 2009, respectively. As discussed further at Note 10, “Borrowings” on July 9, 2009, the company issued $55.0 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. The carrying value of these notes approximates fair value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and was not considered material at either year-end. We believe a 1% change in interest rates would not have a material impact on our future investment earnings due to the short-term nature of our investments.

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

Management’s Evaluation of Disclosure Controls and Procedures

“Disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of January 31, 2010. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of January 31, 2010. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” attached to this report on pages F-2 and F-3 and incorporated herein by reference.

“Internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) is a process designed by, or under the supervision of, the issuer’s principal executive and financial officers, and effected by the issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded there were no changes to our internal controls over financial reporting during the year ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

In late fiscal 2010, the Company’s Compensation Committee undertook a review of the employment agreements with our executive officers with the goals of clarifying the executives’ rights and the company’s obligations in the event of terminations, updating tax provisions and addressing differences among the terms of the different agreements. As a result of this review, on March 25, 2010, UTi, Services, Inc., an indirect subsidiary of the company (“UTi Services”), amended and restated the following employment agreements between UTi Services and certain of the company’s named executive officers (collectively, the “Existing Employment Agreements”): the Employment Agreement of Eric Kirchner, dated as of January 1, 2009; the Amended and Restated Employment Agreement of Gene Ochi, dated as of May 1, 2008; the Amended and Restated Employment Agreement of Lawrence Samuels, dated as of October 1, 2008; and the Amended and Restated Employment Agreement of William Gates, dated as of October 1, 2008.

The amended and restated employment agreements (collectively, the “Amended and Restated Employment Agreements”) revise the Existing Employment Agreements by, among other things, amending the provisions requiring the executives to execute general releases as a condition precedent to receiving payments after a termination and clarifying the provisions relating to Sections 280G and 409A of the Internal Revenue Code of 1986, as amended. The Amended and Restated Employment Agreements also modify the procedure in the agreements for termination in the event of the executive’s disability to provide that such termination shall be at the discretion of UTi Services instead of being automatic as provided in the Existing Employment Agreements and provide for the payment of a prorated portion of the “target” amount of the executive’s performance bonus in the event of certain terminations within 12 months following a change of control. The Amended and Restated Employment Agreements do not increase the salaries payable to the executives, or change the positions or duties of the executives.

The amendments to the Existing Employment Agreements are reflected in the revised form of Employment Agreement for Executive Officers, as well as the Amended and Restated Employment Agreements for Messrs. Kirchner, Ochi, Samuels and Gates, which have been filed as exhibits 10.11, 10.12, 10.7, 10.8 and 10.9, respectively, to this Annual Report on Form 10-K and which are incorporated herein by reference.

Additionally, on March 25, 2010, the company and certain of its subsidiaries as guarantors (collectively with the company, the “Obligors”) entered into: (i) a Second Amendment to Letter of Credit Agreement with Nedbank Limited (“Nedbank”), acting through its London Branch, (ii) a First Amendment to Letter of Credit Agreement with ABN Amro Bank N.V. (“ABN”), and (iii) a First Amendment to Note Purchase Agreement with the purchasers party thereto, (collectively, the “Amendments”). The Amendments amend the fixed charge coverage ratios provided for under the Letter of Credit Agreement, dated as of July 9, 2009, with Nedbank, acting through its London Branch, (the “Nedbank Agreement”), the Letter of Credit Agreement, dated as of July 9, 2009, with ABN (the “ABN Agreement”) and the Note Purchase Agreement, dated as of July 9, 2009, with the purchasers party thereto, (the “Note Purchase Agreement”), respectively, for future periods.

On January 8, 2010, the Obligors also entered into a First Amendment to Letter of Credit Agreement (the “Previous Amendment”) with Nedbank, which among other things, increased the “Maximum Draw Amount” (as such term is defined in the Nedbank Agreement) under the Nedbank Agreement during the period from January 8, 2010 through and including March 1, 2010 by $10 million, from $36 million to $46 million.

The foregoing descriptions of the Previous Amendment and the Amendments are qualified in their entirety by the full texts of the Previous Amendment and the Amendments, which have been filed as exhibits 10.44, 10.45, 10.46 and 10.47, respectively, to this Annual Report on Form 10-K and which are incorporated herein by reference. Except as specifically amended by the Previous Amendment and the Amendments, the Nedbank Agreement, the ABN Agreement and the Note Purchase Agreement remain in full force and effect.

In addition to acting as the issuing bank under the Nedbank Agreement, Nedbank is the arranger and facility agent under a facilities agreement, dated as of July 9, 2009, among certain of the company’s subsidiaries with operations in South Africa and Nedbank.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item with respect to directors, the Audit Committee and Section 16(a) compliance is incorporated by reference under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which we refer to as the 2010 Proxy Statement, which will be filed within 120 days of January 31, 2010 pursuant to Regulation 14A.

Information regarding our executive officers is included in Part I, Item 1 of this report appearing under the caption, “Executive Officers and Other Senior Managers of Registrant.”

We have adopted a Code of Conduct and Ethics that applies to our executive officers, including the Chief Executive Officer and the Chief Financial Officer. The full text of the code is published on our website at www.go2uti.com in the “Corporate Governance” section and a copy of the code will be provided to any person without charge, upon written request addressed through UTi, Services, Inc., 100 Oceangate, Suite 1500, Long Beach, CA 90802, U.S.A., attention: Investor Relations. In the event that we make any amendments to, or grant any waivers of, a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose such amendment or waiver on our website. Information on our website, however, does not form a part of this annual report on Form 10-K.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference under the captions “Information about the Board of Directors and Committees of the Board — Compensation of Directors” and “Compensation of Executive Officers” from our 2010 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with regard to the security ownership of certain beneficial owners and management is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” from our 2010 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of January 31, 2010 regarding the number of our ordinary shares that may be issued pursuant to our equity compensation plans:

	(a)			(c)
	Number of			Number of Securities
	Securities to be		(b)	Remaining Available
	Issued upon		Weighted-Average	for Future Issuance
	Exercise of		Exercise Price of	under Equity
	Outstanding		Outstanding	Compensation Plans
	Options, Warrants		Options, Warrants,	(Excluding Securities
	and Rights		and Rights	Reflected in Column (a))

Plan category
Equity compensation plans approved by security holders	4,893,811	(1)(2)	$16.30	6,712,834	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	4,893,811		$16.30	6,712,834

(1)	Of these shares, 30,457 are restricted share units granted pursuant to the 2004 Non-Employee Directors Share Incentive Plan. In addition, 1,841,127 are restricted share units granted as retention awards under our 2009 and 2004 Long-Term Incentive Plans. The Retention Awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the passage of time. Under the Retention Awards, a portion of the award may vest annually over time or, alternatively, the award will vest in full at the end of the required retention period. Restricted share units granted under the 2004 Non-Employee Directors Share Incentive Plan generally vest and become non-forfeitable on the date immediately preceding the annual meeting of shareholders which follows the grant date of the restricted share units, provided that the director receiving such restricted share units is then serving as a director on such date. Receipt of such shares may be deferred under the terms of the plan.

(2)	Of these shares, 1,661,827 shares are subject to options pursuant to which the exercise price was above the closing market price of our ordinary shares as of January 31, 2010.

(3)	The restricted share units identified in Footnote 1 are not included in column (c).

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference under the captions “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others” from our 2010 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference under the caption “Independent Registered Public Accountants” from our 2010 Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1. Financial Statements and Financial Statement Schedule

Our consolidated financial statements are attached to this report and begin on page F-1.

2. Exhibits

The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Description

3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10.1		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.2		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.3		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.4		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.5+	Amended and Restated Employment Agreement of Mr. John Hextall, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2008)
10	.6+	Separation Agreement and General Release of Mr. John Hextall, dated as of July 28, 2009 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, filed July 29, 2009)
10	.7+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010
10	.8+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010
10	.9+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of March 25, 2010
10	.10+	Letter Agreement between Mr. William Gates and the company, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed April 1, 2009)
10	.11+	Form of Employment Agreement for Executive Officers
10	.12+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010
10	.13+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010
10	.14+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.15+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed September 10, 2007)
10	.16+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.17+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.18+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)

Exhibit		Description

10	.19+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.20+	WTC Provident Fund, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.21+	Norwich Union Cash Plus Individual Pension Plan Policy for Mr. John Hextall (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.22+	Non-Employee Director Compensation Policy
10	.23+	UTi Worldwide Inc. Supplemental Benefits Allowance Program (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 11, 2009)
10.24		Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10	.25+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated
10	.26+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10	.27+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.28+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.29+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.30+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.31+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.32+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.33+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.34+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.35+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10	.36+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10	.37+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.38		Amendment to Note Purchase Agreement, dated as of October 11, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.40 to the company’s Annual Report on Form 10-K, filed April 14, 2008)

Exhibit	Description

10.39	Amendment to Note Purchase Agreement, dated as of December 12, 2007, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.40	Note Purchase Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.41	Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and ABN AMRO Bank N.V. (ABN) and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.42	Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.43	Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.44	First Amendment to Letter of Credit Agreement, dated as of January 8, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch
10.45	Second Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch
10.46	First Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and ABN Amro Bank N.V., as Performance-Based LC Issuing Bank and The Royal Bank of Scotland plc, in its capacity as Financial LC Issuing Bank
10.47	First Amendment Agreement to Note Purchase Agreement dated July 9, 2009, dated March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto
12.1	Statement regarding computation of ratio of earnings to fixed charges
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: March 29, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTi Worldwide Inc.

Date: March 29, 2010	By: /s/ Eric W. Kirchner Eric W. Kirchner Chief Executive Officer

Date: March 29, 2010	By: /s/ Lawrence R. Samuels Lawrence R. Samuels Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 29, 2010	By: /s/ Roger I. MacFarlane Roger I. MacFarlane Chairman of the Board of Directors

Date: March 29, 2010	By: /s/ Matthys J. Wessels Matthys J. Wessels Director

Date: March 29, 2010	By: /s/ Brian D. Belchers Brian D. Belchers Director

Date: March 29, 2010	By: /s/ C. John Langley, Jr. C. John Langley, Jr. Director

Date: March 29, 2010	By: /s/ Leon J. Level Leon J. Level Director

Date: March 29, 2010	By: /s/ Allan M. Rosenzweig Allan M. Rosenzweig Director

Date: March 29, 2010	By: /s/ Donald W. Slager Donald W. Slager Director

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2010.

The Company’s internal control over financial reporting as of January 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer
March 29, 2010

/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President — Finance, Chief Financial Officer
March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.
Long Beach, California

We have audited the internal control over financial reporting of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended January 31, 2010, of the Company and our report dated March 29, 2010 expressed an unqualified opinion on those financial statements and the financial statement schedules and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (included in FASB ASC Topic 810, Consolidation).

/s/  Deloitte & Touche LLP

Los Angeles, California
March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.
Long Beach, California

We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2010. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and subsidiaries at January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company changed its accounting policy for minority interest as required by Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (included in FASB ASC Topic 810, Consolidation), effective as of February 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Los Angeles, California
March 29, 2010

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended January 31, 2010, 2009 and 2008

	Year Ended January 31,
	2010	2009	2008
	(In thousands, except share and
	per share amounts)

Revenues	$3,567,522	$4,543,717	$4,366,254

Purchased transportation costs	2,206,521	2,997,377	2,877,440
Staff costs	753,149	844,255	800,891
Depreciation	43,994	41,753	39,306
Amortization of intangible assets	11,126	12,971	9,436
Restructuring charges	1,231	8,903	8,395
Goodwill impairment	1,562	98,932	—
Intangible assets impairment	—	11,009	—
Other operating expenses	466,435	505,223	480,308

Operating income	83,504	23,294	150,478
Interest income	10,221	13,316	10,880
Interest expense	(22,942)	(30,559)	(26,804)
Other (expense)/income, net	(855)	1,437	4,726

Pretax income	69,928	7,488	139,280
Provision for income taxes	24,428	17,512	38,161

Income/(loss) from continuing operations, net of tax	45,500	(10,024)	101,119
Discontinued operations:
Operating income, net of tax	—	100	528
Gain on sale, net of tax	—	7,404	—

Net income/(loss)	45,500	(2,520)	101,647
Net income attributable to noncontrolling interests	4,386	2,117	2,961

Net income/(loss) attributable to UTi Worldwide Inc.	$41,114	$(4,637)	$98,686

Basic earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.41	$(0.12)	$0.99
Discontinued operations	—	0.08	0.01

	$0.41	$(0.04)	$1.00

Diluted earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.41	$(0.12)	$0.99
Discontinued operations	—	0.08	—

	$0.41	$(0.04)	$0.99

Number of weighted-average common shares outstanding used for per share calculations:
Basic shares	99,878,211	99,406,664	99,112,752
Diluted shares	101,458,179	99,406,664	100,171,805

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED BALANCE SHEETS
As of January 31, 2010 and 2009

	January 31,
	2010	2009
	(In thousands, except
	share amounts)

ASSETS
Cash and cash equivalents	$350,784	$256,869
Trade receivables (net of allowance for doubtful accounts of $13,686 and $15,118 as of January 31, 2010 and 2009, respectively)	727,413	645,275
Deferred income taxes	16,917	19,192
Other current assets	111,575	79,869

Total current assets	1,206,689	1,001,205
Property, plant and equipment, net	180,422	163,441
Goodwill	414,791	372,850
Other intangible assets, net	72,182	69,841
Investments	1,717	2,940
Deferred income taxes	31,815	23,831
Other non-current assets	29,430	14,578

Total assets	$1,937,046	$1,648,686

LIABILITIES & EQUITY
Bank lines of credit	$100,653	$69,978
Short-term bank borrowings	8,032	6,899
Current portion of long-term borrowings	69,934	66,666
Current portion of capital lease obligations	16,832	15,878
Trade payables and other accrued liabilities	731,518	593,271
Income taxes payable	1,929	10,425
Deferred income taxes	3,503	2,493

Total current liabilities	932,401	765,610
Long-term borrowings, excluding current portion	99,097	115,747
Capital lease obligations, excluding current portion	23,892	20,754
Deferred income taxes	32,874	27,542
Retirement fund obligations	8,123	6,947
Other non-current liabilities	26,377	19,116
Commitments and contingencies
UTi Worldwide Inc. shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A — authorized 50,000,000; none issued	—	—
Class B — authorized 50,000,000; none issued	—	—
Common stock — authorized 500,000,000 ordinary shares of no par value; issued and outstanding 100,900,556 and 99,901,907 shares as of January 31, 2010 and 2009, respectively	464,731	450,553
Retained earnings	373,548	338,461
Accumulated other comprehensive loss	(46,904)	(112,268)

Total UTi Worldwide Inc. shareholders’ equity	791,375	676,746
Noncontrolling interests	22,907	16,224

Total equity	814,282	692,970
Total liabilities and equity	$1,937,046	$1,648,686

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended January 31, 2010, 2009 and 2008

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Shares	Amount	Earnings	Loss	Interests	Total
	(In thousands, except share data)

Balance at January 31, 2007	98,633,178	$419,111	$258,745	$(47,973)	$18,844	$648,727
Comprehensive income:
Net income	—	—	98,686	—	2,961	101,647
Minimum pension liability adjustment (net of tax of $2,522)	—	—	—	4,491	—	4,491
Foreign currency translation adjustment	—	—	—	33,090	517	33,607

Total comprehensive income						139,745

Shares issued	327,929	1,631	—	—	—	1,631
Stock options exercised	453,856	4,084	—	—	—	4,084
Share-based compensation costs	—	9,758	—	—	—	9,758
Excess tax benefits from share-based compensation	—	771	—	—	—	771
Cumulative effect — adoption of ASC 740	—	—	(2,112)	—	—	(2,112)
Dividends	—	—	(6,082)	—	—	(6,082)
Distribution to noncontrolling interests and other	—	—	—	—	(1,033)	(1,033)

Balance at January 31, 2008	99,414,963	$435,355	$349,237	$(10,392)	$21,289	$795,489
Comprehensive loss:
Net (loss)/income	—	—	(4,637)	—	2,117	(2,520)
Changes in unamortized benefit plan costs (net of tax of $2,305)	—	—	—	(3,355)	—	(3,355)
Foreign currency translation adjustment	—	—	—	(98,521)	(5,740)	(104,261)

Total comprehensive loss						(110,136)

Shares issued	109,501	1,093	—	—	—	1,093
Stock options exercised	377,443	3,617	—	—	—	3,617
Share-based compensation costs	—	10,024	—	—	—	10,024
Excess tax benefits from share-based compensation	—	464	—	—	—	464
Dividends	—	—	(6,139)	—	—	(6,139)
Distribution to noncontrolling interests and other	—	—	—	—	(1,442)	(1,442)

Balance at January 31, 2009	99,901,907	$450,553	$338,461	$(112,268)	$16,224	$692,970

Comprehensive income:
Net income	—	—	41,114	—	4,386	45,500
Changes in unamortized benefit plan costs (net of tax of $1,558)	—	—	—	1,115	—	1,115
Foreign currency translation adjustment	—	—	—	64,249	4,317	68,566

Total comprehensive income				—	—	115,181

Shares issued	394,295	975	—	—	—	975
Stock options exercised	604,354	3,195	—	—	—	3,195
Share-based compensation costs	—	8,274	—	—	—	8,274
Excess tax benefits from share-based compensation	—	1,734	—	—	—	1,734
Dividends	—	—	(6,027)	—	—	(6,027)
Distribution to noncontrolling interests and other	—	—	—	—	(2,020)	(2,020)

Balance at January 31, 2010	100,900,556	$464,731	$373,548	$(46,904)	$22,907	$814,282

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31, 2010, 2009 and 2008

	Year Ended January 31,
	2010	2009	2008
	(In thousands)

OPERATING ACTIVITIES:
Net income/(loss)	$45,500	$(2,520)	$101,647
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs, net	8,274	10,024	9,758
Depreciation	43,994	41,979	39,687
Amortization of intangible assets	11,126	12,971	9,436
Amortization of debt issuance costs	1,537	—	—
Restructuring charges	—	2,867	8,395
Goodwill and intangible assets impairment	1,562	109,941	—
Deferred income taxes	6,128	(16,081)	(1,703)
Uncertain tax positions	629	(1,761)	401
Gain on sales of subsidiaries and subsidiary shares	—	(7,404)	(3,156)
Excess tax benefits from share-based compensation	(1,734)	(464)	(771)
Gain on disposal of property, plant and equipment	(5,915)	(1,393)	(63)
Provision for doubtful accounts	3,507	8,625	2,831
Other	1,964	1,685	(2,468)
Changes in operating assets and liabilities, net of acquisitions Decrease/(increase) in trade receivables	4,034	70,662	(160,392)
Increase in other current assets	(9,441)	(12,055)	(7,045)
Increase/(decrease) in trade payables	24,589	(64,074)	79,116
(Decrease)/increase in accrued liabilities and other	(15,780)	(2,546)	31,045

Net cash provided by operating activities	119,974	150,456	106,718
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,989)	(46,422)	(31,704)
Proceeds from disposal of property, plant and equipment	13,649	4,519	3,863
Proceeds from sale of subsidiary, net	—	8,707	—
Decrease/(increase) in other non-current assets	1,383	2,937	(13,059)
Acquisitions and contingent earn-out payments	(9,248)	(30,870)	(67,566)
Other	(1,417)	(1,009)	(1,577)

Net cash used in investing activities	(24,622)	(62,138)	(110,043)
FINANCING ACTIVITIES:
Increase/(decrease) in borrowings under bank lines of credit	4,575	(25,003)	25,506
Increase in short-term borrowings	831	1,777	1,577
Proceeds from issuance of long-term borrowings	56,498	5,667	—
Repayment of long-term borrowings	(70,465)	(34,143)	(1,064)
Debt issuance costs	(6,528)	—	—
Repayment of capital lease obligations	(22,754)	(23,388)	(19,907)
Dividends paid to non-controlling interests	(2,020)	(567)	—
Net proceeds from the issuance of ordinary shares	4,170	4,709	5,715
Excess tax benefits from share-based compensation	1,734	464	771
Dividends paid	(6,027)	(6,139)	(5,969)

Net cash (used in)/provided by financing activities	(39,986)	(76,623)	6,629
Effect of foreign exchange rate changes on cash and cash equivalents	38,549	(43,967)	7,429

Net increase/(decrease) in cash and cash equivalents	93,915	(32,272)	10,733
Cash and cash equivalents at beginning of year	256,869	289,141	278,408

Cash and cash equivalents at end of the year	$350,784	$256,869	$289,141

The consolidated statements of cash flows include the activities of discontinued operations.

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended January 31, 2010, 2009 and 2008

1.	Summary of Significant Accounting Policies

Basis of Presentation

UTi Worldwide Inc. (the Company, we, us, our or UTi), is an international, non-asset-based supply chain services and solutions company that provides air and ocean freight forwarding, contract logistics, customs clearance, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company serves its clients through a worldwide network of freight forwarding offices in over 144 countries, including independent agents, and over 181 contract logistics and distribution centers under management.

The accompanying consolidated financial statements include the accounts of UTi and all subsidiaries controlled by the Company (generally more than 50% ownership). Control is achieved where the Company has the power to govern the financial and operating policies of a subsidiary company so as to obtain benefits from its activities. The results of subsidiaries acquired during the year are included in the consolidated financial statements from the effective dates of acquisition. All significant intercompany transactions and balances have been eliminated upon consolidation.

All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.

Use of Estimates

The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include but are not limited to the useful lives of fixed assets and definite lived intangible assets, certain revenue estimations, allowances for doubtful accounts, the valuation of call and put options and certain derivatives, the valuation of deferred tax assets, the initial and recurring valuation of certain assets acquired and liabilities assumed through business combinations (including goodwill and indefinite lived intangible assets, and contingent earn-out payments), investments, certain self insurance liabilities and share-based compensation, reserves for employee benefit obligations, income tax uncertainties and other contingencies. Actual results could differ from those estimates.

Foreign Currency Translation

Local currencies are generally considered the functional currencies outside of the United States of America. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses on translation, net of taxes, are recorded as a separate component of shareholders’ equity under accumulated other comprehensive income or loss. Transactions in foreign currencies during the year are re-measured at rates of exchange ruling on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the consolidated statements of operations and included in purchased transportation costs. These amounts in purchased transportation costs were gains of $4,721, $14,639, and $3,013 for the years ended January 31, 2010, 2009 and 2008, respectively. Exchange differences arising on the translation of permanently invested long-term loans to subsidiary companies are recorded as a separate component of shareholders’ equity under accumulated other comprehensive income or loss. Exchange differences arising on the translation of long-term loans to subsidiary companies that are not permanent in nature are recorded as other (expense)/income, net in the consolidated statements of operations. These amounts were foreign exchange gains of $226, $1,437 and $1,570 for the years ended January 31, 2010, 2009 and 2008, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

Revenue Recognition

Freight forwarding revenue represents billings on exports to clients, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the Company acts as an agent. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB Codification or ASC) Topic 605, Revenue Recognition, (ASC 605). Accordingly, revenue and purchased transportation costs for airfreight and ocean freight forwarding services, including commissions earned from the Company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers, are recognized at the time the freight departs the terminal of origin which is when the client is billed. This method generally results in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

In accordance with ASC 605, Revenue Recognition, certain billings such as customs, duties and freight insurance premiums whereby the Company acts as an agent, have not been included in revenue.

Customs brokerage revenue, contract logistics and distribution revenue, and other revenues are recognized when the client is billed, which for customs brokerage is when the necessary documentation for customs clearance has been completed and, for contract logistics and other revenues, is when the service has been provided to third parties in the ordinary course of business. Purchased transportation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided, and adjusted upon receipt of the suppliers’ final invoices.

Income Taxes

Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Provisions for income taxes include amounts that are currently payable, plus changes in deferred income tax assets and liabilities. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance so that the assets are recognized only to the extent that when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

The Company records a provision for estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions taken at the largest amount that is greater than 50% likely of being realized. For further information, see Note 4, “Uncertain Tax Positions”.

No provision is made for additional taxes, which would arise if the retained earnings of subsidiaries were distributed, on the basis that it is not anticipated that such distribution will be made.

Segment Reporting

The Company changed its segment reporting in the first quarter of fiscal 2009 to reflect the realignment of its management structure around its core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company’s reportable business segments are Freight Forwarding and Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Corporate office expenses, eliminations, and various holding companies within the group structure have been presented separately. In conjunction with this change, certain costs that were previously presented separately are now recorded in the Freight Forwarding and Contract Logistics and Distribution segments. These changes and reclassifications had no effect on the Company’s reported earnings, or earnings per basic and diluted share. In accordance with FASB Codification Topic 280, Segment Reporting (ASC 280), all prior period segment information was reclassified to conform to this new financial reporting presentation.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payments, in accordance with FASB Codification Topic 718, Compensation — Stock Compensation, (ASC 718). Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

Shares of newly issued common stock will be issued upon exercise of stock options or vesting of restricted share units.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include demand deposits and investments with an initial term of three months or less.

Concentration of Risks

The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $325,710 of these deposits were not insured by the Federal Deposit Insurance Corporation or similar entities outside of the United States as of January 31, 2010.

Trade Receivables

In addition to billings related to transportation costs, trade receivables include disbursements made on behalf of clients for value added taxes, customs duties, other amounts remitted to governmental authorities on behalf of clients, and freight insurance. The billings to clients for these disbursements are not recorded as revenue and purchased transportation costs in the consolidated statements of operations. Management establishes reserves based on the expected ultimate collectability of these receivables.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, general and specific economic conditions, and local market conditions. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged against the allowance for doubtful accounts to the Company’s consolidated statements of operations were $3,507, $8,625, and $2,831 for the years ended January 31, 2010, 2009 and 2008, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Years

Buildings and leasehold improvements	10-40
Computer equipment and software	3-5
Furniture, fixtures and equipment	3-10
Vehicles	3-10

The Company capitalizes software costs in accordance with FASB Codification Topic 350-40, Intangibles — Goodwill and Other — Internal Use Software.

Assets held under capital leases are depreciated over their expected useful lives on the same basis as owned assets, or if there is not reasonable certainty that the Company will obtain ownership by the end of the lease term, the asset is depreciated over the shorter of the lease term or its estimated useful life. Leasehold improvements are depreciated over the estimated useful life of the related asset, or over the term of the lease, whichever is shorter.

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset, in accordance with FASB Codification Topic 360, Property, Plant and Equipment (ASC 360). If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair market value of the net assets acquired in a purchase business combination. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives.

Goodwill, including other intangible assets with indefinite lives, is assessed for impairment at least annually and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. The evaluation of impairment involves comparing the current fair value of each of the Company’s reporting units to their recorded value, including goodwill. The Company uses a discounted cash flow (DCF) model, corroborated by comparative market multiples where appropriate, to determine the current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including the weighted average cost of capital (WACC) and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (debt and equity) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles specific to the Company. Terminal value assumptions are applied to the final year of the DCF model.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

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

Call and Put Options

In connection with the Company’s merger of one of its subsidiaries with Newlog, Ltd. during fiscal 2008, the Company obtained an option providing it with the right to call the minority partner’s shares of the subsidiary under certain circumstances, including a change in control of the minority partner. The Company recorded an asset related to this call option in other non-current assets. The amount recorded represents the differences between the estimated strike price and the estimated fair value of the subsidiary equity held by the minority partner, if the call option becomes exercisable. The amounts included in other non-current assets were $476 and $756 at January 31, 2010 and 2009, respectively.

Additionally, the Company granted an option providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The Company has recorded a liability related to this option in other non-current liabilities. The amounts included in other non-current liabilities were $811 and $907 at January 31, 2010 and 2009, respectively.

In connection with the formation of a joint venture subsidiary, which provides inventory management and other services in the United States, the Company granted an option providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under specific circumstances, to call the minority partner’s shares. In December 2009, at the time of the Company’s acquisition of the remaining shares held by the minority partner in one of its Israel subsidiaries, the joint venture agreement with the minority shareholder, along with the call option, was terminated, thereby reducing the Company’s liability related to this option to zero. For further information, see Note 2, “Acquisitions”. At January 31, 2009, the liability related to this option of $216 was recorded in other non-current liabilities.

Additionally, in connection with the formation of a partnership in South Africa that holds the shares of a subsidiary that distributes pharmaceutical supplies and equipment, the Company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the Company in fiscal 2011. The liability at January 31, 2010 was determined to be zero. The amount included in other non-current liabilities was $990 at January 31, 2009. The Company estimates the redemption value of the put option to be approximately $8,415, which the Company believes to be substantially less than the fair value of the minority partner’s interest in the partnership. The liability recorded represents the difference between the estimated strike price and the estimate fair value of the partnership held by the minority partner when the put option becomes exercisable.

Employee Benefit Plans

Contributions to defined contribution plans are expensed as incurred. For defined benefit pension plans, the Company adjusts prepaid benefit costs or retirement fund obligations to the difference between the projected benefit obligations and the plan assets at fair value on a plan-by-plan basis. The offset to the adjustments are recorded directly in shareholders’ equity, net of taxes, to the extent that those changes are not included in net periodic pension cost for the period. The amounts in shareholders’ equity represent the after-tax unamortized gains or losses and unamortized prior service cost or credit.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

Fair Value Measurements

In August 2009, an update was made to Fair Value Measurements and Disclosures — “Measuring Liabilities at Fair Value.” This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures. Effective upon issuance, the Company has adopted this guidance with no material impact to the Company’s consolidated financial statements.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, short-term bank borrowings, trade payables and other accrued liabilities, long-term bank borrowings, call and put options, and forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and the call and put options, the carrying value of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As of January 31, 2010 and 2009, the fair value of the Company’s 6.31% senior unsecured guaranteed notes was $99,569 and $168,373, respectively, compared to book value of $100,000 and $166,667 for fiscal 2010 and 2009, respectively. As discussed further at Note 10, “Borrowings” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. The carrying value of these notes approximates fair value. The call and put options are recorded at their estimated fair value. For further information, see Note 1, “Call and Put Options.”

Interest-bearing bank loans and bank lines of credit are recorded at the proceeds received. Interest expense, including premiums payable on settlement or redemption, is accounted for on an accrual basis. Equity instruments are recorded at the proceeds received, net of direct issue costs.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis, including property, plant, and equipment, goodwill, and intangibles assets. These assets are not measured at fair value on a recurring basis, however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. A general description of the valuation methodologies used for assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy is included in each footnote with fair value measurement present.

No other accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the consolidated financial statements.

Gain on Sale of Subsidiary Stock

The Company accounts for sales of stock by a subsidiary under FASB Codification Topic 810, Consolidation (ASC 810). Prior to the adoption of ASC 810, Consolidation, the Company records the difference between the carrying amount of the Company’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary as either a gain or loss in the consolidated statements of operations. These gains or losses are reflected in other income, net. During the year ended January 31, 2008, the Company recorded a pre-tax gain of $3,156 from the issuance of stock by a majority-owned indirect subsidiary in connection with the Company’s merger of one of its subsidiaries with Newlog, Ltd. Gains or losses from future sales of stock by a subsidiary will be recorded as a component of equity.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

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

In order to manage its exposure to foreign exchange risks, the Company enters into forward exchange contracts. At the end of each accounting period, the forward exchange contracts are marked to fair value and the resulting gains and losses are recorded in the consolidated statements of operations as part of purchased transportation costs.

Contingencies

The Company is subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. The Company accrues a liability and charges operations for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated, in accordance with the recognition criteria of FASB Codification Topic 450, Contingencies (ASC 450). Estimating liabilities and costs associated with these matters requires significant judgment and assessment based upon the professional knowledge and experience of management and its legal counsel.

Where the Company is self-insured in relation to freight-related and employee benefit-related exposures, adequate liabilities are estimated and recorded, in accordance with ASC 450, Contingencies, for the portion for which the Company is self-insured. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

Accounting for Noncontrolling Interests

In December 2007, the FASB issued a new accounting and reporting standard, which is included in ASC 810, Consolidation, for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and the accounting for the deconsolidation of a subsidiary. The standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. In addition, the standard also includes expanded disclosure requiring the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets and consolidated statements of operations and shareholders’ equity and comprehensive income. The Company has adopted this standard effective February 1, 2009, and pursuant to the transition provisions of the standard, the retrospective presentation and disclosure requirements outlined by this standard have been incorporated into this Annual Report on Form 10-K.

In accordance with the new standard on noncontrolling interests, the Company revised all previous references to “minority interests” in the consolidated financial statements and notes to “noncontrolling interests” and made the following changes:

•	The consolidated balance sheets now present “noncontrolling interests” as a component of the total equity of the Company, rather than a non-current liability as it was previously presented.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

•	The consolidated statements of operations now present “net income/(loss)” in further detail by presenting amounts attributable to UTi Worldwide Inc. and to noncontrolling interests. No changes were required to the presentation of earnings per share.

•	The consolidated statements of shareholders’ equity and comprehensive income now includes a section that presents the activity in noncontrolling interests during the reporting period and presents separately the amount of comprehensive income generated by the noncontrolling interests.

The Company will apply the required accounting and reporting upon deconsolidation of a subsidiary, as applicable, to transactions in the future.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangement (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact the adoption of the update may have on its consolidated results of operations and financial position.

In June 2009, the FASB issued ASU No. 2009-1 to FASB Codification Topic 105, Generally Accepted Accounting Principles, based on SFAS No. 168, FASB Accounting Guidance Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162. This statement establishes that the FASB Codification becomes the single official source of authoritative U.S. GAAP superseding all non-SEC accounting and reporting standards and literature. Only one level of authoritative U.S. GAAP will exist and all other literature will be considered non-authoritative. The FASB Codification became effective for interim and annual periods ending on or after September 15, 2009. The Company adopted the FASB Codification beginning in the third quarter of fiscal 2010. Given that the FASB Codification does not change U.S. GAAP, this statement had no impact on the Company’s consolidated financial condition or results of operations. Where possible, previously disclosed FASB references have been replaced with FASB Codification references.

In June 2009, an update was made to ASC 810, Consolidation. This update amends previous guidance to require the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. The update is effective for annual periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact the adoption of the update may have on its consolidated results of operations and financial position.

In May 2009, the FASB issued guidance which is included in FASB Codification Topic 855, Subsequent Events, (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events through March 29, 2010 for appropriate accounting and disclosure in accordance with this standard.

In April 2009, the FASB issued guidance which is included in FASB Codification Topic 320, Investments — Debt and Equity Securities, (ASC 320). ASC 320 amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The Company’s implementation of this standard on May 1, 2009 did not have a significant impact on its consolidated statements of operations and financial position.

In December 2008, the FASB issued guidance which is included in FASB Codification Topic 715, Compensation — Retirement Benefits, (ASC 715). ASC 715 requires new disclosures on investment policies

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The Company has included the required disclosures in the Company’s Annual Report on Form 10-K for the annual period ending January 31, 2010.

In November 2008, the FASB issued guidance which is included in FASB Codification Topic 323, Investments — Equity Method and Joint Ventures, (ASC 323). ASC 323 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. Equity-method investments should be subject to other-than-temporary impairment analysis. It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold. The Company’s implementation of this standard on February 1, 2009 did not have a significant impact on its consolidated statements of operations and financial position.

In June 2008, the FASB issued guidance which is included in FASB Codification Topic 840, Leases, (ASC 840). ASC 840 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor. The Company’s implementation of this standard on February 1, 2009 did not have a significant impact on its consolidated statements of operations and financial position.

In March 2008, the FASB issued guidance which is included in FASB Codification Topic 815, Derivatives and Hedging, (ASC 815). ASC 815 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company implemented the disclosure requirements of ASC 815 on February 1, 2009. For further information, see Note 15, “Derivative Financial Instruments.”

In December 2007, the FASB issued guidance which is included in ASC 805, Business Combinations. ASC 805 applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is applying the guidance of ASC 805 to business combinations completed on or after February 1, 2009.

In September 2006, the FASB issued guidance which is included in FASB Codification Topic 820, Fair Value Measurements and Disclosures, (ASC 820). ASC 820 defines fair value, sets out a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements of assets and liabilities. The Company implemented the provisions of ASC 820 beginning in the first quarter of fiscal 2009, except for certain nonfinancial assets and liabilities for which it adopted the provisions of ASC 820 in the first quarter of fiscal 2010.

Reclassifications

Certain amounts in previous years’ consolidated financial statements have been reclassified to conform to the current year presentation. Operating income from discontinued operations, net of taxes, for previous years’ consolidated financial statements have been reclassified to conform to the current presentation.

2.	Acquisitions

All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

For the year ended January 31, 2010

Effective December 21, 2009, the Company acquired the remaining outstanding shares of an Israeli subsidiary, Excel MPL A.V.B.A., LP (EMA Israel), of which the Company had already held a 50% ownership interest that was acquired through the Company’s acquisition of the Israeli subsidiary’s parent company in the beginning of fiscal 2010. The purchase price totaled $6,500, including the repayment of a $537 loan and contingent consideration of $300 which is based on projected net revenues from a particular customer for the next four years. The contingent consideration was accrued as an obligation through an increase to goodwill. The acquisition eliminated a minority shareholder in Israel. The purchase price exceeded the fair value of the noncontrolling interest received and net assets acquired, including acquired intangible assets with an estimated fair value of $3,136, and accordingly, $2,035 was allocated to goodwill, all of which is included within the Company’s Contract Logistics and Distribution segment. The Company is currently determining whether the goodwill is deductible for tax purposes. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the additional net assets acquired is being conducted and the final allocation will be made when completed.

Effective February 4, 2009, the Company acquired all of the issued and outstanding shares of Multi Purpose Logistics, Ltd., which we have subsequently renamed UTi M.P.L. Ltd. (MPL), for a purchase price of $1,120, net of cash acquired of $380. MPL is an Israeli company providing logistics services and held a 50% ownership interest in EMA Israel at the time of acquisition. As a result of this acquisition, the Company has increased its range of services provided in Israel. The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition.

Subsequent to the acquisition date, the Company conducted additional valuation work on the customer relationships identified and refined its estimates previously recorded during the year. During the fourth quarter of 2010, the Company finalized the valuation of such intangible assets and the allocation of the purchase price. The final allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $2,453 was allocated to goodwill, all of which is included within the Company’s Contract Logistics and Distribution segment. The Company determined that none of the goodwill is deductible for tax purposes. The amortization period of the customer relationships acquired was estimated to be seven years as of the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and the final purchase price allocation recorded for the MPL acquisition.

Current assets	$15,830
Goodwill	2,453
Customer relationships	1,500
Other non-current assets	1,965

Total assets acquired	21,748
Liabilities assumed	(19,072)
Deferred income taxes	(375)
Noncontrolling interest	(801)

Net assets acquired	$1,500

Effective October 16, 2009, the Company acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L. (Tacisa), a Spanish freight forwarder. An employee of one of the Company’s Spanish subsidiaries held a majority ownership interest in Tacisa prior to the Company’s acquisition. The purchase price totaled $5,463, net of cash acquired of $750, and including contingent consideration of $4,734 based on projected fiscal 2010 operating results of Tacisa. The contingent consideration was accrued as an obligation with a corresponding increase to goodwill. The acquisition expanded the Company’s freight forwarding coverage in Spain. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on their estimated fair

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

values at the date of acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $2,536 was allocated to goodwill, all of which is included in the Company’s Freight Forwarding segment. The Company is currently determining whether the goodwill is deductible for tax purposes.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and the preliminary purchase price allocation that was recorded for Tacisa, which is subject to revision. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.

Current assets	$3,237
Goodwill	2,536
Acquired intangible assets	3,476
Other non-current assets	54

Total assets acquired	9,303
Liabilities assumed	(2,047)
Deferred income taxes	(1,043)

Net assets acquired	$6,213

Revenues and net income attributable to UTi Worldwide Inc. as a result of the acquisitions of EMA Israel, Tacisa and MPL totaled $44,565 and $1,191, respectively, for the year ended January 31, 2010. The following supplemental pro forma information summarizes the results of operations of EMA Israel, Tacisa and MPL for the years ended January 31, 2010 and 2009, as if the acquisitions had occurred at the beginning of the periods presented. The pro forma information gives effect to actual operating results prior to the acquisitions. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

	Year Ended January 31,
		Net Income/(Loss)
		Attributable to
		UTi Worldwide	Diluted Earnings
	Revenue	Inc.	per Share*

2010:
As reported	$3,567,522	$41,114	$0.41
Acquisitions	7,482	605	0.01

Total	$3,575,004	$41,719	$0.42

2009:
As reported	$4,543,717	$(4,637)	$(0.04)
Acquisitions	54,645	108	—

Total	$4,598,362	$(4,529)	$(0.04)

*	Diluted pro forma earnings per share were calculated using 101,458,179 and 99,406,664 diluted ordinary shares for the years ended January 31, 2010 and 2009, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

For the year ended January 31, 2009

The Company did not complete any material acquisitions during the fiscal year ended January 31, 2009. During the fiscal year ended January 31, 2009, the Company made several earn-out payments relating to previously announced acquisitions totaling $30,870 in cash, all of which were recognized as goodwill.

For the year ended January 31, 2008

In September 2007, the Company acquired 50% of the issued and outstanding shares of Newlog, Ltd. (Newlog), an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $6,500 in cash. In October 2007, the Company completed a merger agreement to which Newlog merged with and into a wholly-owned Israeli indirect subsidiary of the Company We refer to the merger transaction with Newlog as the Newlog Merger. As a result of these transactions, the Company owns 75% of the shares of the surviving corporation. The Company has accounted for these transactions in accordance with ASC 805, Business Combinations. Accordingly, a gain of $3,156 was recorded in the consolidated statement of operations for the year ended January 31, 2008. This gain represents the excess of the fair value received pursuant to the Newlog Merger over the carrying amount of the wholly-owned Israeli indirect subsidiary contributed.

Additionally, in October 2007, the Company acquired certain assets and liabilities of Transclal Trade, Ltd. (Transclal), an Israeli company involved in freight forwarding and customs brokerage, for a purchase price of approximately $36,940 in cash. We refer to the Newlog Merger and the acquisition of certain assets and liabilities of Transclal as the Israeli Acquisition. The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $44,542 was allocated to goodwill, all of which is included within the Company’s Freight Forwarding segment. The Company determined that approximately $33,021 of goodwill, as of the acquisition date, is deductible for tax purposes.

During 2009, the Company refined estimates recorded in 2008 of acquisition-related intangible assets related to the Israeli Acquisition and finalized the valuation of such intangible assets. The final purchase price allocation for the Israeli Acquisition, as revised, is as follows:

Current assets	$8,704
Deferred income taxes	5,988
Property, plant and equipment	2,314
Goodwill	30,849
Customer relationships	32,120

Total assets acquired	79,975
Liabilities assumed	(24,241)
Deferred income taxes	(9,138)

Net assets acquired	$46,596

The weighted average amortization periods of the customer relationships acquired from the Israeli Acquisition is approximately 9.2 years as of the acquisition date.

In September 2007, the Company acquired 100% of the issued and outstanding shares of Chronic Solutions Company (Proprietary), Ltd. and its subsidiaries (collectively referred to as CSC), for an initial cash payment of approximately $5,177, net of cash acquired. CSC is a distributor of specialized and chronic pharmaceuticals located in Johannesburg, South Africa. As a result of this acquisition, the Company has increased its range of services to the pharmaceutical industry in South Africa. In addition to the initial payment and subject to certain regulations coming

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

into effect within three to five years from the effective date of the acquisition, the terms of the acquisition agreement provide for an additional payment of up to a maximum of approximately $8,000, based on a recalculation of CSC’s earnings from September 1, 2006 through the effective date of the acquisition. The initial cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $3,130 was allocated to goodwill, all of which is included within the Company’s Contract Logistics and Distribution segment. The Company determined that none of the goodwill is deductible for tax purposes.

During 2009, the Company refined estimates recorded in 2008 of acquisition-related intangible assets related to the acquisition of CSC and finalized the valuation of such intangible assets. The final purchase price allocation for CSC, as revised, is as follows:

Current assets	$12,761
Property, plant and equipment	645
Goodwill	2,723
Customer relationships	7,210
Other intangible assets	1,820

Total assets acquired	25,159
Liabilities assumed	(17,666)
Deferred income taxes	(2,316)

Net assets acquired	$5,177

The weighted average amortization periods of the customer relationships and other intangible assets acquired from CSC is approximately 11.2 years as of the acquisition date.

In August 2007, the Company acquired the remaining outstanding shares of our South Africa subsidiary, Co-Ordinated Investment Holdings (Pty), Ltd. and its subsidiaries, of which the Company had already held 50% of the ownership interest, for a total consideration of approximately $12,728, of which $11,083 was allocated to goodwill.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

3.	Income Taxes

The provision for taxes on income from continuing operations consists of the following:

	Federal	State	Foreign	Total

Year ended January 31, 2010:
Current	$(1,797)	$(179)	$29,252	$27,276
Deferred	3,726	565	(7,139)	(2,848)

	$1,929	$386	$22,113	$24,428

Year ended January 31, 2009:
Current	$19,734	$2,457	$8,148	$30,339
Deferred	(13,157)	(1,517)	1,847	(12,827)

	$6,577	$940	$9,995	$17,512

Year ended January 31, 2008:
Current	$7,033	$216	$36,804	$44,053
Deferred	906	610	(7,408)	(5,892)

	$7,939	$826	$29,396	$38,161

A reconciliation of the Company’s statutory tax rate to the effective tax rate is as follows:

	Year Ended January 31,
	2010	2009	2008

Pre-tax income from continuing operations	$69,928	$7,488	$139,280
Statutory income tax rate for the Company(1)	—	—	—
Foreign income tax differential	17,750	(10,723)	35,642

Goodwill and intangible assets impairment	672	24,530	—
Deferred tax rate change adjustment	949	153	—
Non-deductible expenses	2,418	3,295	1,400
Change in valuation allowance	6,542	(1,242)	6,299
Capital property sale differential	(2,146)	—	—
Other	(1,757)	1,499	(5,180)

Provision for income taxes	$24,428	$17,512	$38,161

	Year Ended January 31,
	2010	2009	2008

Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	25.4	(143.2)	25.6

Goodwill and intangible assets impairment	1.0	327.6	—
Deferred tax rate change adjustment	1.4	2.0
Non-deductible expenses	3.5	44.0	1.0
Change in valuation allowance	9.4	(16.6)	4.5
Capital property sale differential	(3.1)	—	—
Other	(2.7)	20.1	(3.7)

Effective income tax rate	34.9%	233.9%	27.4%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

The Company’s provision for income taxes from discontinued operations was not material for the years ended January 31, 2010, 2009 and 2008, respectively.

Deferred tax benefits recognized in income tax expense resulting from operating loss carryforwards were $2,124 and $1,577, for the years ended January 31, 2010 and 2009, respectively, and were not material for the year ended January 31, 2008. Deferred tax expense attributable to statutory rate change adjustments was approximately $949 and $893 for the years ended January 31, 2010 and 2009, respectively, and was not material for the year ended January 31, 2008.

The deferred income tax assets and deferred income tax liabilities at January 31, 2010 and 2009 resulted from temporary differences associated with the following:

	As of January 31,
	2010	2009

Gross deferred income tax assets:
Allowance for doubtful accounts	$1,958	$3,326
Provisions not currently deductible	18,184	15,651
Property, plant and equipment	1,517	388
Net operating loss carryforwards	29,407	21,313
Retirement benefits	3,392	5,423
Goodwill and intangible assets	5,367	5,790
Other	6,235	7,759

Total gross deferred income tax assets	66,060	59,650
Gross deferred income tax liabilities:
Property, plant and equipment	(4,860)	(5,786)
Goodwill and intangible assets	(27,959)	(24,598)
Other	(3,563)	(5,497)

Total gross deferred income tax liabilities	(36,382)	(35,881)
Valuation allowance	(17,323)	(10,781)

Net deferred income tax asset/(liabilities)	$12,355	$12,988

The valuation allowance for deferred tax assets as of February 1, 2009 and 2008 was $10,781 and $12,023, respectively. The net change in the total valuation allowance was an increase of $6,542 and a decrease of $1,242 for the fiscal years ended 2010 and 2009, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at January 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

As of January 31, 2010, the Company had approximately $48,079 of net operating loss carryforwards in various countries, which includes amounts obtained through acquisitions. These net operating loss carryforwards expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards. Approximately $42,794 of net operating loss carryforwards in various locations do not expire. Approximately $1,043 of net operating loss carryforwards in Slovakia will expire between 2014 and 2015. Approximately $843 of net operating loss carryforwards in Spain will expire between 2023 and 2024. The remaining $3,399 of net operating losses, associated with a variety of locations, will expire between 2014 and 2021.

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $124,796 and $118,139 at January 31, 2010 and 2009, respectively.

4.	Uncertain Tax Positions

A reconciliation of the beginning and ending amounts of total unrecognized tax positions and interest recognized in other non-current liabilities is as follows:

	Year Ended		Year Ended		Year Ended
	January 31, 2010		January 31, 2009		January 31, 2008
	Uncertain		Uncertain		Uncertain
	Tax		Tax		Tax
	Position	Interest	Position	Interest	Position	Interest

Balance at beginning of the year	$7,083	$1,446	$9,944	$1,194	$—	$—
Reclassification at adoption of amounts for tax positions taken during prior periods and included in current liabilities pursuant to ASC 450, Contingencies	—	—	—	—	5,058	906
Increase at adoption for amounts for tax positions taken during prior years(1)	—	—	—	—	3,158	248
Increase for tax positions taken during the current year	1,282	—	333	—	2,023	—
Decrease for changes in tax positions taken in a prior period	—	—	(339)	—	(295)	(96)
Lapses and settlements	(653)	(191)	(2,034)	(347)	—	—
Interest	—	697	—	696	—	136
Foreign currency translation	522	136	(821)	(97)	—	—

Balance at the end of the year	$8,234	$2,088	$7,083	$1,446	$9,944	$1,194

(1)	The increase at adoption includes an increase to other current receivables of $1,031 for amounts due to the Company through acquisition-related indemnification of such matters which was accounted for as an increase to the February 1, 2007 balance of retained earnings.

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect the Company’s effective tax rate if recognized was $6,700 and $5,440 as of January 31, 2010 and 2009, respectively. The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions in which we operate.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

5.	Earnings per Share

Earnings per share are calculated as follows:

	Year Ended January 31,
	2010	2009	2008

Amounts attributable to UTi Worldwide Inc. common shareholders:
Income/(loss) from continuing operations, net of tax	$41,114	$(12,141)	$98,158
Discontinued operations:
Operating income, net of tax	—	100	528
Gain on sale, net of tax	—	7,404	—

Net income/(loss) attributable to UTi Worldwide Inc. common shareholders	$41,114	$(4,637)	$98,686

Weighted average number of ordinary shares	99,878,211	99,406,664	99,112,752
Incremental shares required for diluted earnings per share related to stock options/restricted share units	1,579,968	—	1,059,053

Diluted weighted average number of ordinary shares	101,458,179	99,406,664	100,171,805

Basic earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.41	$(0.12)	$0.99
Discontinued operations	—	0.08	0.01

	$0.41	$(0.04)	$1.00

Diluted earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.41	$(0.12)	$0.99
Discontinued operations	—	0.08	—

	$0.41	$(0.04)	$0.99

Weighted-average diluted shares outstanding for the year ended January 31, 2010 exclude stock options to purchase 1,828,663 shares because such options have an exercise price in excess of the average market price of the company’s common stock during the year, and were therefore anti-dilutive. For the year ended January 31, 2009, no potential common shares were included in the computation of dilutive earnings/(loss) per share, as the Company had a loss from continuing operations. For the year ended January 31, 2008, weighted-average diluted shares outstanding excluded anti-dilutive options to purchase 343,061 shares.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

6.	Property, Plant and Equipment

At January 31, 2010 and 2009, property, plant and equipment at cost and accumulated depreciation were:

	January 31,
	2010	2009

Land	$7,840	$8,508
Buildings and leasehold improvements	65,484	56,203
Computer equipment and software	146,798	117,303
Furniture, fixtures and equipment	86,197	62,588
Vehicles	46,075	39,744

Property, plant and equipment, gross	352,394	284,346
Accumulated depreciation	(171,972)	(120,905)

Property, plant and equipment, net	$180,422	$163,441

The components of property, plant and equipment at cost and accumulated depreciation recorded under capital leases were:

	January 31,
	2010	2009

Land	$—	$794
Buildings and leasehold improvements	5,850	6,575
Computer equipment and software	23,772	20,485
Furniture, fixtures and equipment	29,230	23,890
Vehicles	16,032	13,161

Property, plant and equipment, gross	74,884	64,905
Accumulated depreciation	(27,253)	(21,901)

Property, plant and equipment, net	$47,631	$43,004

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

7.	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the years ended January 31, 2010 and 2009 are as follows:

		Contract
	Freight	Logistics and
	Forwarding	Distribution	Total

Balance at January 31, 2008	$188,691	$348,738	$537,429
Acquisitions and contingent earn-out payments	1,382	599	1,981
Purchase price allocation and other adjustments	(15,154)	(809)	(15,963)
Disposals	—	(1,473)	(1,473)
Impairment	—	(98,932)	(98,932)
Foreign currency translation	(19,479)	(30,713)	(50,192)

Balance at January 31, 2009	155,440	217,410	372,850
Acquisitions and contingent earn-out payments	2,622	9,125	11,747
Purchase price allocation and other adjustments	(20)	1,562	1,542
Impairment	—	(1,562)	(1,562)
Foreign currency translation	11,992	18,222	30,214

Balance at January 31, 2010	$170,034	$244,757	$414,791

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. No impairment was recognized in 2010 based on the results of the annual goodwill impairment test performed as of July 31, 2009.

As a result of the volatility and deterioration of the financial markets and adverse changes in the global business climate, the Company performed an interim goodwill impairment test during the fourth quarter of fiscal 2009 and determined that goodwill was impaired. The Company’s testing approach utilized a discounted cash flow analysis and comparative market multiples to determine each reporting unit’s fair value for comparison to its carrying value. As the Company’s carrying value exceeded its estimated fair value as of January 31, 2009, the Company applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the Company’s interim test, a goodwill impairment charge of $98,932, before a related deferred tax benefit of $11,311, was recorded in the Company’s consolidated statement of operations as of January 31, 2009 in the Company’s Contract Logistics and Distribution segment.

During the fourth quarter ended January 31, 2010, the Company recorded an impairment charge of $1,562 in the Company’s Contract Logistics and Distribution segment in accordance with FASB Codification Topic 250, Accounting for Changes and Error Corrections (ASC 250) and the correction of an error. Prior period amounts have not been restated due to immateriality. There was no tax benefit as the result of this charge. The additional impairment charge was recorded in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $100,494 and $98,932 at January 31, 2010 and 2009, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

Prior to determining the goodwill impairment charges in fiscal 2009, the Company evaluated acquired intangible assets and other long-lived assets for impairment. Due to the volatility and deterioration of the financial markets and adverse changes in the global business climate, earnings forecasts were revised, and the Company determined the carrying value of the assets within the Contract Logistics and Distribution segment were impaired. The Company recorded impairment charges of $7,300 and $3,709 for customer relationships and a trademark, respectively, in the Company’s Contract Logistics and Distribution segment. These charges were before a related deferred tax benefit of $3,939. No impairment was recognized in fiscal 2010 based on the Company’s evaluation of acquired intangible assets and other long-lived assets as of January 31, 2010. The fair values of the impaired segments were determined using unobservable inputs (Level 3).

Other Intangible Assets

Amortizable intangible assets as of January 31, 2010 and 2009 relate primarily to the estimated fair value of customer relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets as of January 31, 2010 and 2009 were as follows:

				Weighted
	Gross	Accumulated	Net Carrying	Average Life
	Carrying Value	Amortization	Value	(Years)

As of January 31, 2010:
Customer relationships	$105,320	$(36,586)	$68,734	9.6
Non-compete agreements	3,048	(2,797)	251	3.1
Other	4,473	(2,270)	2,203	3.7

Total	$112,841	$(41,653)	$71,188

As of January 31, 2009:
Customer relationships	$92,669	$(26,675)	$65,994	10.2
Non-compete agreements	2,822	(2,444)	378	3.1
Other	2,608	(1,408)	1,200	4.1

Total	$98,099	$(30,527)	$67,572

Amortization expense totaled $11,126, $12,971 and $9,436 for the years ended January 31, 2010, 2009 and 2008, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31:

2011	$12,334
2012	11,413
2013	10,906
2014	10,312
2015	8,895

In addition to the amortizable intangible assets, the Company also had $994 and $2,269 of intangible assets not subject to amortization as of January 31, 2010 and 2009, respectively, related primarily to acquire trade names. The Company’s accumulated impairment charge related to indefinite-life intangible assets was $3,709 at January 31, 2010. The fair values of the impaired assets were determined using unobservable inputs (Level 3).

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

8.	Restructuring and Impairments

Fiscal 2009 Information Technology Cost Reduction Plan

During the fourth quarter of fiscal 2009, the Company initiated several changes to its global information technology operations and incurred related restructuring charges. For the year ended January 31, 2009, amounts charged for employee severance benefits and other exit costs were $803 and $1,506, respectively.

For the year ended January 31, 2010 amounts charged for employee severance benefits and other exit costs were $887 and $344, respectively. As of January 31, 2010, the Company has completed the information technology restructuring plan. All costs associated with the plan were cash expenditures.

Employee severance benefits

Amounts included in the provision for employee severance benefits for the twelve months ended January 31, 2010 are as follows:

		Amounts
	Liability at	Charged to	Settlements	Liability at
	January 31, 2009	Expense	and Other	January 31, 2010

Freight Forwarding	$187	$	$(187)	$—
Contract Logistics and Distribution	91	—	(91)	—
Corporate	525	887	(1,412)	—

Total	$803	$887	$(1,690)	$—

Employee severance benefits are primarily related to the realignment of corporate and regional information technology functions to reduce overhead costs. Under the plan, the Company’s global IT workforce has been reduced by approximately 240 employees.

Other exit costs

Amounts charged for other exit costs for the years ended January 31, 2010 and 2009 for corporate were $344 and $1,506, respectively. There were no charges for Freight Forwarding and Contract Logistics and Distribution for the years ended January 31, 2010 and 2009, respectively. Other exit costs primarily relate to consulting fees incurred in connection with the implementation of the information technology restructuring plan. These amounts were expensed as incurred.

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
For the years ended January 31, 2010, 2009 and 2008

Employee severance benefits

A summary of employee severance benefits expense as of January 31, 2009 is as follows:

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

9.	Trade Payables and Other Accrued Liabilities

At January 31, 2010 and 2009, trade payables and other accrued liabilities were comprised of the following:

	January 31,
	2010	2009

Trade payables:
Due to agents	$3,920	$4,060
Other trade payables	541,137	430,777

Trade payables	545,057	434,837
Interest payable	5,020	2,263
Staff cost related accruals	56,437	65,734
Earn-out liabilities	8,932	700
Other payables and accruals	116,072	89,737

Total trade payables and other accrued liabilities	$731,518	$593,271

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

10.	Borrowings

At January 31, 2010 and 2009, borrowings were comprised of the following:

	January 31,
	2010	2009

Bank lines of credit	$100,653	$69,978
Short-term bank borrowings	8,032	6,899
Current portion of long-term bank borrowings	69,934	66,666
Long-term bank borrowings, excluding current portion	99,097	115,747

Total borrowings	$277,716	$259,290

The amounts due under long-term borrowings as of January 31, 2010 are repayable in the following fiscal years:

2011	$69,934
2012	37,568
2013	22,737
2014	20,458
2015	18,334

Total	$169,031

Borrowings are denominated primarily in U.S. dollars, Australian dollars, Chinese Yuan, Euro, Japanese Yen, Polish Zloty and other currencies.

As of January 31, 2010 and 2009, the weighted average interest rate on the Company’s outstanding debt was 4.1% and 5.6%, respectively. The weighted average interest rate on the bank lines of credit was 2.2% and 4.1% as of January 31, 2010 and 2009, the average borrowings were $73,000 and $119,483 respectively. The weighted average interest rate on the short-term bank borrowings was 5.5% and 5.9% as of January 31, 2010 and 2009, the average borrowings were $9,476 and $6,150 respectively.

At January 31, 2010, the aggregate amount available for borrowing under all facilities totaled approximately $292,211. As of January 31, 2010, loans outstanding under these facilities totaled approximately $43,846 and letters of credit and guarantees outstanding under these facilities totaled approximately $158,225, excluding letters of credit (or the portion thereof) used to support loans outstanding. At January 31, 2010, the Company had approximately $90,140 of available, unused capacity under these facilities, approximately $73,730 of which was available for cash draw.

Bank Lines of Credit

A significant number of our subsidiaries participate in a cash pooling arrangement administered by Bank Mendes Gans NV, which is used to fund short-term liquidity needs. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates based on a base rate plus 0.5% for withdrawals and minus 0.5% for deposits. The facility does not permit cash withdrawals in excess of cash deposits on a global basis. At January 31, 2010, cash deposits were equivalent to cash withdrawals. Cash withdrawals of $70,231 and $11,564 are included in bank lines of credit at January 31, 2010 and 2009, respectively.

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
For the years ended January 31, 2010, 2009 and 2008

The purpose of the Company’s facilities is to provide the Company with working capital, customs and other guarantees, letters of credit, and funds for general corporate purposes. Due to the global nature of the Company’s business, a number of financial institutions are utilized to provide the Company with credit facilities.

ABN/RBS Letter of Credit Agreement

On July 9, 2009, the Company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the “ABN/RBS Letter of Credit Agreement”). The ABN/RBS Letter of Credit Agreement provides for an aggregate availability of up to $50,000 in letters of credit as of January 31, 2010. The ABN/RBS Letter of Credit Agreement provided for two separate letter of credit facilities, which are referred to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. As of January 31, 2010, the letters of credit outstanding under the ABN Letter of Credit Facility totaled approximately $33,807 and the amount of available, unused capacity was $16,193. The ABN Letter of Credit Facility matures on July 9, 2011. The RBS Letter of Credit Facility matured on December 31, 2009 and prior to maturity the company either obtained the release of the remaining letters of credit issued pursuant to this facility or provided for alternative arrangements for the underlying obligations. The Company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.

Nedbank Letter of Credit Agreement

On July 9, 2009, the company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement (the “Nedbank Letter of Credit Agreement”) with Nedbank Limited, acting through its London Branch. The Nedbank Letter of Credit Agreement provided for an aggregate initial availability of up to $36,000 in letters of credit. On January 8, 2010, the company and certain of its subsidiaries entered into an amendment to this agreement (the “Nedbank Amendment”) which temporarily increased the aggregate availability under the facility to $46,000 in letters of credit. The Nedbank Amendment expired on March 1, 2010, afterwhich the aggregate availability under the Nedbank Letter or Credit Agreement reverted to the original availability of $36,000 in letters of credit. As of January 31, 2010, the letters of credit outstanding under the Nedbank Letter of Credit Agreement totaled approximately $6,175 and loans outstanding totaled $23,277, which is included in bank lines of credit in the consolidated balance sheet. As of January 31, 2010, the amount of available, unused capacity was $16,548 under this facility. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The Company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.

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

South African Facilities Agreement

On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650,000 South African rand revolving credit facility, which is comprised of a 400,000 South African rand working capital facility and a 250,000 South African rand letter of credit, guarantee and forward exchange contract facility. At January 31, 2010, based on current exchange rates, the revolving credit facility provided for an aggregate availability of $84,680. As of January 31, 2010, the borrowings, letters of credit, and guarantees under the South African Facilities Agreement totaled approximately $31,023, represented by outstanding letters of credit and guarantees of $30,972 and borrowings of $51, which is included in bank lines of credit in the consolidated balance sheet. As of January 31,

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

2010, the amount of available, unused capacity was $53,657 under this facility. The South African Facilities Agreement also provides the company’s South African operations with a 150,000 South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.

Overdrafts under the new South African working capital facility bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 1%. The per annum interest rate payable in respect of foreign currency accounts is generally at the London Interbank Offered Rate (LIBOR), or with respect to a foreign currency account in euro, the Euro Interbank Offered Rate (EURIBOR), plus the lender’s cost of funds (to the extent greater than LIBOR or EURIBOR, as applicable), plus 3%. Instruments issued under the letter of credit, guarantee and forward exchange contract facility bear interest at a rate to be agreed upon in writing by the Company’s subsidiaries party to the South African Facilities Agreement and Nedbank.

Bank Borrowings

2009 Note Purchase Agreement

On July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes (the “2009 Senior Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes mature on August 9, 2014. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The Company is required to repay approximately $9,167, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The Company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries. As of January 31, 2010, the principal amount outstanding under the 2009 Senior Notes was $55,000 and is included in long-term bank borrowings in the consolidated balance sheet.

2006 Note Purchase Agreement

On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (the “2006 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) under a note purchase agreement (the “2006 Note Purchase Agreement”, and together with the 2009 Note Purchase Agreement, the “Note Purchase Agreements”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes mature on July 13, 2011. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The Company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries. As of January 31, 2010 and 2009, the principal amount outstanding under the 2006 Senior Notes was approximately $100,000 and $166,667, respectively, and is included in long-term bank borrowings in the consolidated balance sheets.

The Company also has a number of bank borrowings issued by various financial institutions, not covered under the facilities listed above. The total of such bank borrowings at January 31, 2010 was approximately $8,639, included in short-term and long-term bank borrowings in the consolidated balance sheet.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

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

The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the Company to comply with financial and other covenants and certain change of control provisions. In March 2010, we amended the financial covenants in the Letter of Credit Agreements and in the 2009 Note Purchase Agreement. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of January 31, 2010.

Furthermore, the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements each contain cross-default provisions with respect to other indebtedness, giving the lenders under the Letter of Credit Agreements and the South African Facilities Agreement and the note holders under the Note Purchase Agreements the right to declare a default if the Company defaults under other indebtedness in certain circumstances. Should the Company fail to comply with these provisions and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available.

Pursuant to the terms of the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements, the Company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, those relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements. The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement. The Company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements. Liabilities for these indemnification obligations were not material to the Company as a whole as of the dates that each of the respective agreements was entered into. The Company has not recorded any liabilities related to the indemnification obligations as of January 31, 2010.

In addition to the credit, letter of credit, and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the Company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In many cases, the use of these particular letter of credit, guarantee, and working capital facilities are restricted to the country in which they originated although this is not always the case. These particular letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

operating in the country. At January 31, 2010, the aggregate amount available for borrowing under these other facilities totaled approximately $111,531, including customs bonds and other guarantees of approximately $87,270 and borrowings of approximately $20,518, which is included in both bank lines of credit and long-term borrowings in the consolidated balance sheet. At January 31, 2010, the total available, unused cash borrowing capacity under these other facilities was approximately $3,743.

11.	Supplemental Financial Information

Other Operating Expenses

The following table shows a summary of other operating expenses as of January 31, 2010, 2009 and 2008. The balance of other operating expenses is comprised of selling, general and administrative costs.

	Year Ended January 31,
	2010	2009	2008

Advertising costs	$2,500	$2,757	$3,087
Facilities and communication	173,727	180,334	158,950

Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Year Ended January 31,
	2010	2009	2008

Net cash paid for:
Interest(*)	$23,100	$30,666	$26,684
Income taxes	41,296	31,807	52,357
Non-cash activities:
Capital lease obligations incurred to acquire assets and other	20,189	18,617	33,904
Liability incurred for acquisition earn-out payment	4,224	700	29,303
Adjustment to initially adopt ASC 740, Uncertain Tax Positions	—	—	9,370

*	Net cash paid for interest is inclusive of capitalized interest of $1,379, $1,558 and $0 for the fiscal years ended 2010, 2009 and 2008, respectively and excludes cash paid for debt issuance costs.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

12.	Retirement Benefit Plans

Defined Contribution Plans

In certain countries, the Company sponsors defined contribution plans for all eligible employees. The assets of the plans are held separately from those of the Company in an employee benefit trust. The Company is required to contribute a specified percentage of payroll costs to the plan to fund the benefits, as specified in the respective plan documents. The only obligation of the Company with respect to these plans is to make the required contributions. For the years ended January 31, 2010, 2009 and 2008, the Company’s contributions to these plans were $10,866, $9,389 and $13,897, respectively.

Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age. The Company uses a January 31 measurement date for its defined benefit plans.

The following table summarizes the changes in benefit obligations and fair value of plan assets, funded status and amounts recognized in the accompanying consolidated balance sheets at January 31, 2010 and 2009:

	Year Ended January 31,
	2010	2009

Change in benefit obligations:
Benefit obligations at beginning of year	$24,060	$33,555
Service cost	497	538
Interest cost	1,620	2,183
Plan participants’ contributions	294	191
Plan amendments	257	—
Actuarial gain	(236)	(1,300)
Benefits paid	(2,898)	(3,865)
Curtailment/termination	(2,252)	(831)
Translation adjustment	4,316	(6,411)

Benefit obligations at end of year	$25,658	$24,060

Change in plan assets:
Fair value of plan assets at beginning of year	$17,643	$30,887
Actual return on plan assets	1,473	958
Employer contributions	876	1,359
Plan participants’ contributions	294	152
Benefits paid	(2,831)	(3,798)
Realized gain/(loss) on assets	891	(6,123)
Administrative expenses	(78)	(107)
Curtailment/termination	(2,252)	(622)
Translation adjustment	3,578	(5,063)

Fair value of plan assets at end of year	$19,594	$17,643

Funded status	$(6,064)	$(6,417)

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

The accumulated benefit obligation for all defined benefit plans was $22,310 and $20,152 at January 31, 2010 and 2009, respectively. The following table represents information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at January 31:

	2010	2009

Projected benefit obligation	$19,991	$16,342
Accumulated benefit obligation	17,853	11,151
Fair value of plan assets	12,732	8,468

Weighted-average assumptions used to determine benefit obligations at January 31, 2010 and 2009 were as follows:

	2010	2009

Discount rate	7%	7%
Rate of compensation increase	3%	3%

Amounts recognized in consolidated accumulated other comprehensive loss at January 31, 2010 and 2009 consists of:

	2010	2009

Accumulated other comprehensive loss:
Unrecognized net actuarial loss	$4,114	$5,402
Unrecognized net transition obligation	16	18
Unrecognized prior service cost/(benefit)	136	(39)

Net amount recognized in accumulated other comprehensive loss	$4,266	$5,381

The changes in consolidated accumulated other comprehensive income at the beginning and end of the year are as follows:

		Net of
	Gross	Tax Effect

Amounts recognized at beginning of year	$7,687	$5,381
Net actuarial gain	(2,094)	(1,547)
Amortization of net transition asset	(2)	(1)
Amortization of prior service cost	238	176
Translation adjustment	(4)	257

Amount recognized at end of year	$5,825	$4,266

The Company estimates that $1,863 will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending January 31, 2011 resulting from changes in plan experience and actuarial assumptions.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

The components of net periodic benefit cost as of January 31, 2010 and 2009 were as follows:

	2010	2009	2008

Service cost	$497	$538	$883
Interest cost	1,620	2,183	2,451
Expected return on assets	(971)	(1,721)	(2,216)
Amortization of net actuarial loss	320	552	306
Amortization of net transition obligation	2	2	—
Amortization of prior service cost/(benefit)	20	(10)	—

Net periodic benefit cost before costs of curtailment/termination	1,488	1,544	1,424
Curtailment/termination costs	217	209	—

Net periodic benefit cost	$1,705	$1,753	$1,424

Weighted-average assumptions used to determine net periodic benefit cost for the years ended January 31, 2010 and 2009 were as follows:

	2010	2009	2008

Discount rate	7%	7%	7%
Rate of increase in future compensation levels	3%	3%	4%
Expected long-term rate of return on assets	7%	6%	7%

The expected long-term return on plan assets assumption is based on an estimated weighted-average of the expected long-term returns of major asset categories. In determining the expected asset category returns, the Company takes into account long-term returns of comparable assets, historical performance of plan assets and related valued-added of active asset management, as well as the current interest rate environment.

The Company’s overall investment strategy is to ensure the future benefit payments to participants by maximizing investment returns while managing market risk by adhering to specific risk management policies. Its risk management policies permit investments in mutual funds, government securities and guaranteed insurance contracts, while prohibiting direct investments in debt and equity securities and derivative financial instruments. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in domestic and international fixed income securities and domestic and international equity securities. The investments overall are readily marketable and can be sold to fund benefit payment obligations as they become payable. For participants that are covered by guaranteed insurance contracts, future benefit payments are guaranteed as the insurance contracts remain in force. Target allocation percentages differ by each individual plan, however, are relatively consistent with the actual allocation percentages shown in the table below.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

The following table presents information about the Company’s plan assets measured at fair value on a recurring basis at January 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable	Asset
		Identical Assets	Inputs	Inputs	Allocation
	Total	(Level 1)	(Level 2)	(Level 3)	Percentages

Asset categories:
Cash and cash equivalents	$3,794	$3,794	$—	$—	19%
Equity securities(a)	1,795	1,795	—	—	9
Fixed income securities:
Guaranteed insurance contracts	5,008	—	5,008	—	26
Corporate bonds(b)	526	—	526	—	3
Government securities(c)	566	543	23	—	3
Mutual Funds:
Equity securities(d)	3,714	—	3,714	—	19
Fixed-income securities:		—
Money market fund	971	—	971	—	5
Corporate(e)	1,219	—	1,219	—	6
Government(f)	1,204	—	1,204	—	6
Mixed securities(g)	32	—	32	—	—
Hedge funds(h)	765	—	—	765	4

Total	$19,594	$6,132	$12,697	$765	100%

(a)	This category comprises of investments in domestic and international equity securities.

(b)	This category comprises of investments in domestic and international bond securities.

(c)	This category comprises of investments in non-U.S. government treasury securities and bonds.

(d)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international equity securities.

(e)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international fixed income securities, such as corporate bonds.

(f)	This category comprises of investments in mutual funds whose underlying investments are in non-U.S. government treasury securities and bonds.

(g)	This category comprises of investments in mutual funds whose underlying investments are in both domestic and international equity and fixed income securities.

(h)	This category comprises of investments in mutual funds whose underlying investments are in South African hedge funds, which invests in a wide range of investment strategies and underlying managers.

For plan assets classified as Level 1 (measured using quoted prices in active markets), the total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

For plan assets classified as Level 2, the fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well established and recognized vendors of market data and subjected to tolerance/quality checks. For plan assets for which observable inputs are used, fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models.

For plan assets classified as Level 3, the total fair value is based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. Investment managers or fund managers provide valuations of the investment on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and company performance. Adjustments to valuations are made where appropriate. Where available, audited financial statements are obtained and reviewed for the investments as support for the manager’s investment valuation.

The following table presents the changes in Level 3 category assets on a recurring basis for the year ended January 31, 2010:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Balance at February 1, 2009	$825
Actual return on plan assets	159
Purchases, sales and settlements	(457)
Transfers in/(out) of Level 3	—
Translation adjustment	238

Balance at January 31, 2010	$765

For the year ended January 31, 2010, the Company contributed $1,293 to its defined benefit plans. The Company currently anticipates contributing $966 to fund its defined benefit plans during the year ending January 31, 2011.

The following table shows the estimated future benefit payments for each of the next five fiscal years ending January 31 and thereafter:

2011	$1,181
2012	639
2013	1,763
2014	481
2015	1,604
2016-2020	6,060

13.	Shareholders’ Equity

During each of the years ended January 31, 2010, 2009 and 2008, the Company’s Board of Directors (the Board) declared a dividend on the Company’s outstanding ordinary shares of $0.06 per share, totaling $6,027, $6,139 and $6,082, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

14.	Share-Based Compensation

Share-Based Compensation Plans

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

In addition to the 2009 LTIP, at January 31, 2010, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).

2000 Employee Share Purchase Plan

The 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) the opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. During the year ended January 31, 2010, the Company issued 99,169 ordinary shares under the plan.

Employees in selected subsidiaries who have worked for the Company for one year or more are eligible to participate in the plan. Eligible employees become plan participants by completing subscription agreements authorizing payroll deductions which are used to purchase the ordinary shares. The plan is administered in quarterly offering periods and the first offering period commenced May 1, 2001. The purchase price under the plan is set at 85% of the fair market value of the Company’s ordinary shares on the first day of each offering period. Employee payroll deductions cannot exceed 10% of a participant’s current compensation and are subject to an annual maximum of $25.

2009 Long-Term Incentive Plan

The Company’s 2009 LTIP provides for the issuance of a variety awards, including incentive and non-qualified stock options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units (RSUs), deferred share units and performance awards. A total of 6,250,000 shares were originally reserved for issuance under the 2009 LTIP, subject to adjustments as provided for in the plan.

Options granted under the 2009 LTIP would generally vest over a period of three to five year years beginning on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. Deferred share units are 100% vested at all times. The maximum contractual term of options granted in this plan is 10 years. RSUs vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested RSUs are generally forfeited upon termination of employment. Performance based awards generally vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met. At January 31, 2010, there were 6,203,768 shares, respectively, available for grant under the plan.

2004 Long-Term Incentive Plan

The Company’s 2004 LTIP provided for the issuance of a variety of awards, including incentive and non-qualified stock options, SARs, restricted shares, RSUs, deferred share units, and performance based awards. With the adoption of the 2009 LTIP in June 2009, the Company no longer issues awards pursuant to the 2004 LTIP.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

Options granted under the 2004 LTIP generally vest over a period of three to five years beginning on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. Deferred share units are 100% vested at all times. The maximum contractual term of options granted in this plan is 10 years. RSUs vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested RSUs are generally forfeited upon termination of employment. Performance based awards vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met. At January 31, 2010, 2009 and 2008 there were 1,174,277, 1,094,502 and 675,643 options, respectively, which were exercisable.

2000 Stock Option Plan

The 2000 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to the Company’s directors, executives, employees and consultants. With the adoption of the 2004 LTIP in February 2004, the Company no longer issues options pursuant to the 2000 Stock Option Plan. In addition, any options outstanding under the 2000 Stock Option Plan which are forfeited or otherwise cancelled will not be made available for reissuance under the plan.

Options granted under the 2000 Stock Option Plan generally vest in four annual increments of 25% beginning on the first anniversary of the grant date. Incentive options vest only as long as participants remain employees of the Company. The maximum contractual term of options granted under the plan is 10 years. At January 31, 2010, 2009, and 2008, there were 1,113,564, 1,731,043 and 1,993,914 options, respectively, which were exercisable.

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

RSUs vest and convert into the right to receive ordinary shares of the Company on the date immediately preceding the annual meeting which follows the award. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares.

Non-Employee Directors Share Option Plan

The Directors Option Plan provided for the issuance of options to purchase ordinary shares to each of the Company’s non-employee directors. With the adoption of the 2004 Directors Incentive Plan in June 2004, the Company no longer issues options pursuant to the Directors Option Plan.

Under the Director’s Option Plan, non-executive directors received an initial grant to purchase 45,000 ordinary shares on the day they joined our Board. The plan also provided that each non-employee director receive options to purchase 9,000 ordinary shares on the date of each of the Company’s annual meetings, excluding the annual meeting in the year the director joined the Board. The option exercise price was equal to the fair market value of the underlying ordinary shares as of the grant date. As of January 31, 2010, options to acquire an aggregate of 279,000 ordinary shares had been granted, with exercise prices ranging from $5.31 to $11.93 per share.

Options granted under Directors Option Plan vest in three annual increments, beginning one year from the grant date. As of January 31, 2010 and 2009 there were 81,000 options which were exercisable under this plan. As of January 31, 2008 there were 108,000 options which were exercisable under this plan. Options granted under this plan expire ten years from the grant date unless terminated earlier as provided for in this plan.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

The Company recognizes compensation expense for all share-based payments in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

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

Fair value associated with stock options is determined using the Black-Scholes Model (BSM). The fair value of restricted stock awards equals the market price of the Company’s common stock on the grant date of the awards. As ASC 718 requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation expense has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as historical trends of options forfeitures.

The determination of the fair value of option awards is determined on the date of grant and is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free rate of return and expected dividends.

Share-Based Compensation Expense

Valuation Assumptions

The foregoing impact of stock option compensation costs was determined under the BSM, using the following weighted average assumptions:

	Year Ended January 31,
	2010	2009	2008

Risk free rate of return, annual	3%	4%	5%
Expected term	7.0 years	7.0 years	7.5 years
Expected volatility	44%	40%	38%
Dividend yield	0.4%	0.4%	0.2%

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

Share-Based Compensation Activity

The following table summarizes activity under the 2009 LTIP for nonvested RSUs for the year ended January 31, 2010:

2009 LTIP (RSUs)
Weighted
		Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Share	Grant Fair	Contractual	Intrinsic
	Units	Value	Term (Years)	Value

Outstanding balance at January 31, 2009	—	—

Units granted	46,232	$13.05

Outstanding balance at January 31, 2010	46,232	$13.05	3.1 years	$47

At January 31, 2010 there were 46,232 RSUs which were granted to employees and officers of the Company as retention based awards with a weighted average grant-date fair value of approximately $13.05 per unit. The RSUs vest and convert into ordinary shares of the Company over a period of five years. Granted but unvested RSUs are forfeited upon termination of employment. No RSUs vested under the 2009 LTIP during the year ended January 31, 2010.

A summary of 2004 LTIP option activity is as follows:

	2004 LTIP (Options)
			Weighted
	Shares	Weighted	Average
	Subject to	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding balance at January 31, 2007	2,010,731	$20.86
Options granted	11,295	25.23
Options exercised	(80,525)	16.47
Options cancelled/forfeited	(24,712)	21.05

Outstanding balance at January 31, 2008	1,916,789	21.07

Options granted	79,390	19.70
Options exercised	(107,198)	16.44
Options cancelled/forfeited	(113,461)	23.87

Outstanding balance at January 31, 2009	1,775,520	21.11	6.2 years	$—

Options granted	166,836	13.51
Options cancelled/forfeited	(114,693)	22.65

Outstanding balance at January 31, 2010	1,827,663	$20.32	5.5 years	$37

Exercisable balance at January 31, 2010	1,174,277	$19.28	5.0 years	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the exercise price and the Company’s closing stock price on the last trading day of fiscal 2010, multiplied by the number of in-the-money options) that would have been received by the option holders if the options had been exercised on January 31, 2010. At January 31, 2010, there were 166,836 in-the-money options under the 2004 LTIP. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2010, 2009, and 2008 was $10.31, $8.99 and $17.58, respectively. The total intrinsic value of options exercised during the fiscal

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

years ended January 31, 2010, 2009, and 2008 was $518, $467 and $761, respectively, with intrinsic value being the difference between the grant date price and the market price on the date of exercise. At January 31, 2010, the Company expects approximately 1,609,223 options under the 2004 LTIP to vest. At January 31, 2010, these options have no aggregate intrinsic value, a weighted average remaining contractual term of 5.5 years and a weighted average exercise price of $20.32.

A summary of stock options outstanding and exercisable pursuant to the 2004 LTIP as of January 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number	Average
	Shares	Remaining	Exercise	of Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$13.51 - $16.64	747,449	5.1	$15.28	550,613	$15.74
$18.13 - $22.88	768,100	5.2	21.55	536,472	21.28
$23.58 - $25.95	69,736	6.2	25.47	36,000	25.53
$28.03 - $36.08	242,378	6.0	30.51	51,192	31.42

The following table summarizes activity under the 2004 LTIP for nonvested RSUs for the year ended January 31, 2010:

	2004 LTIP (RSUs)
			Weighted
		Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Share	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term (Years)	Value

Outstanding balance at January 31, 2007	700,795	$21.22

Units granted	562,410	24.89
Units vested	(251,270)	18.29
Units cancelled/forfeited	(258,364)	25.38

Outstanding balance at January 31, 2008	753,571	23.51

Units granted	717,368	19.69
Units vested	(25,781)	19.91
Units cancelled/forfeited	(144,874)	20.99

Outstanding balance at January 31, 2009	1,300,284	21.69

Units granted	994,275	13.51
Units vested	(327,687)	18.71
Units cancelled/forfeited	(171,977)	18.49

Outstanding balance at January 31, 2010	1,794,895	$18.00	2.7 years	$206

At January 31, 2010 and 2009, there were 1,794,895 and 1,300,284 RSUs, respectively, which were granted to employees and officers of the Company as retention based awards with a weighted average grant-date fair value of approximately $18.00 and $21.69 per unit, respectively. During the year ended January 31, 2010 the Company granted 994,275 retention-based RSUs, which have a weighted average grant-date fair value of approximately $13.51. The RSUs vest and convert into ordinary shares of the Company over a period between four and five years. Granted but unvested RSUs are forfeited upon termination of employment. During the year ended January 31, 2010,

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

327,687 RSUs vested. There were no performance based RSUs granted to employees or officers of the Company during the year ended January 31, 2010.

The total fair value of shares vested during the years ended January 31, 2010, 2009, and 2008 was $6,131, $513 and $4,596, respectively.

A summary of the 2000 Stock Option Plan option activity is as follows:

	2000 Stock Option Plan
			Weighted
	Shares	Weighted	Average
	Subject to	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding balance at January 31, 2007	2,358,245	$6.85
Options exercised	(364,331)	7.43

Outstanding balance at January 31, 2008	1,993,914	6.75

Options exercised	(252,071)	6.93
Options cancelled/forfeited	(10,800)	8.26

Outstanding balance at January 31, 2009	1,731,043	6.72	2.8 years	$7,429

Options exercised	(604,354)	5.29
Options cancelled/forfeited	(13,125)	11.24

Outstanding balance at January 31, 2010	1,113,564	$7.44	2.4 years	$7,003

Exercisable balance at January 31, 2010	1,113,564	$7.44	2.4 years	$7,003

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders if the options had been exercised on January 31, 2010. At January 31, 2010, there were 1,113,564 in-the-money options under the 2000 Stock Option Plan. The total intrinsic value of options exercised during the fiscal years ended January 31, 2010, 2009, and 2008 was $5,068, $3,112 and $6,286, respectively, determined as of the date of exercise.

A summary of stock options outstanding and exercisable pursuant to the 2000 Stock Option Plan as of January 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$4.16 - $5.00	154,443	0.2	$4.36	154,443	$4.36
$5.33 - $6.18	46,046	1.4	5.53	46,046	5.53
$6.33 - $8.26	642,325	2.5	6.77	642,325	6.77
$10.18 - $11.24	270,750	3.5	11.12	270,750	11.12

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

The following table summarizes the activity under the 2004 Directors Incentive Plan for the nonvested restricted share units or restricted shares:

	2004 Directors Incentive Plan (RSUs)
			Weighted
		Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Share	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term (Years)	Value

Outstanding balance at January 31, 2007	12,800	$26.33
Restricted shares/units granted	13,968	27.71
Units vested	(12,800)	26.33

Outstanding balance at January 31, 2008	13,968	27.71

Restricted shares/units granted	13,180	22.76
Units vested	(13,968)	27.71

Outstanding balance at January 31, 2009	13,180	22.76

Restricted shares/units granted	30,457	12.36
Units vested	(13,180)	22.56

Outstanding balance at January 31, 2010	30,457	$12.36	0.4 years	$46

During the years ended January 31, 2010, 2009 and 2008 the aggregate intrinsic value of RSUs under the 2004 Directors Incentive Plan was $46, $0 and $355, respectively. At January 31, 2010, the Company expects 30,457 RSUs to vest under the plan. The total fair value of shares vested during the years ended January 31, 2010, 2009, and 2008 was $297, $387 and $337, respectively.

A summary of Directors Option Plan activity is as follows:

	Directors Option Plan
			Weighted
	Shares	Weighted	Average
	Subject to	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding balance at January 31, 2007	117,000	$9.27
Options exercised	(9,000)	5.47

Outstanding balance at January 31, 2008	108,000	9.59

Options exercised	(27,000)	7.39

Outstanding balance at January 31, 2009	81,000	10.33	4.4 years	$95

Outstanding balance at January 31, 2010	81,000	10.33	3.4 years	$276

Exercisable balance at January 31, 2010	81,000	$10.33	3.4 years	$276

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders if the options had been exercised on January 31, 2010. At January 31, 2010, there were 81,000 in-the-money options under the Directors Option Plan. The total intrinsic value of options exercised during the fiscal years ended January 31, 2010, 2009, and 2008 was $0, $161 and $157, respectively, determined as of the date of exercise. There were no options granted under this plan during the years ended January 31, 2010, 2009 and 2008.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

A summary of stock options outstanding and exercisable pursuant to the Directors Option Plan as of January 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$5.31 - $6.57	18,000	2.3	$6.36	18,000	$6.36
$10.28 - $11.93	63,000	3.7	11.46	63,000	11.46

As of January 31, 2010, there was approximately $19,647 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.8 years.

15.	Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

As of January 31, 2010, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of January 31, 2010: $5,021 in Euros; $20,229 in U.S. dollars; $1,001 in British pounds sterling; and, $1,766 in other currencies.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $273 and $257 at January 31, 2010 and January 31, 2009, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $294 and $82 at January 31, 2010 and January 31, 2009, respectively. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations, which was a loss of $21 and gains of $154 and $134 for the years ended January 31, 2010, 2009 and 2008, respectively.

16.	Commitments

Future minimum lease payments under capital leases and under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2010, are:

	Capital	Operating
	Leases	Leases

2011	$18,278	$114,680
2012	13,228	80,081
2013	7,797	56,713
2014	3,747	38,938
2015	1,159	31,521
2016 and thereafter	35	62,040

Total lease payments	44,244	$383,973

Less amount representing interest	(3,520)

Present value of minimum capital lease payments	40,724
Less current portion of capital lease obligations	(16,832)

Capital lease obligations, excluding current portion	$23,892

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment, and motor vehicles. These leases require minimum annual payments, which are expensed as incurred. Total rent expense for the years ended January 31, 2010, 2009 and 2008 was $138,792, $140,509 and $123,441, respectively.

It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for furniture, fixtures and equipment is two to five years and the normal lease term for buildings varies between three and ten years. For the year ended January 31, 2010, the weighted average effective borrowing rate for property, plant and equipment under capital leases was 6.4%. Interest rates usually vary during the contract period.

The Company enters into short-term agreements with carriers to reserve space on a guaranteed basis. The pricing of these obligations is dependent upon current market conditions. The Company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2010 was $1,670.

Capital commitments contracted for, but not provided in the accompanying consolidated balance sheets as of January 31, 2010 totaled $1,832.

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

The company and one of its subsidiaries (along with sixteen other global corporations) were named as defendants by a patent holding company, in a patent infringement lawsuit filed on May 7, 2009, in the United States District Court for the Central District of California (Big Baboon, Inc. v. Dell Inc., et. al.). The lawsuit alleges that the company’s eMpower software tools are infringing U.S. Patent Nos. 6,115,690 (the “’690 patent”) and 6,343,275 (the “’275 patent”). On July 20, 2009, the company filed and served an amended answer and counterclaims, in which the company answered the allegations in the complaint, asserted various affirmative defenses thereto, and asserted counterclaims against the plaintiff for a declaratory judgment of non-infringement and invalidity of the ’690 and ’275 patents. The case is currently in its preliminary stages and no amount of damages has been claimed by the plaintiff. It is not currently believed that the infringement claims asserted will be material to the company as a whole.

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

On October 10, 2007, we also received a notice from the Canadian Competition Bureau that the Bureau commenced an investigation with respect to alleged anti-competitive activities of persons involved in the provision of international freight forwarding services to and from Canada and requesting that we preserve records relevant to such investigation. On October 30, 2009, we received notice from the Canadian Competition Bureau that it had closed its investigation and has withdrawn its record preservation request.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

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

In June 2008 and February 2009, we received a request for information issued by the EC requesting information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In July 2008 and March 2009, we submitted responses to these requests.

In May 2009, we learned that the Brazilian Ministry of Justice is investigating possible alleged cartel activity in the international air and ocean freight forwarding market and as of the date of the filing of this report, we have not been contacted by Brazilian authorities regarding this matter.

In November 2009, one of our subsidiaries received a summons from the South African Competition Commission requesting certain information and records in connection with its ongoing investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In January 2010, we responded to this request.

In February 2010, in connection with the EC’s investigation discussed above, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We intend to present our response to the EC’s Statement of Objections in April 2010.

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

The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this and together with its expert legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $11,113 based on exchange rates as of January 31, 2010.

The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $13,150 based on exchange rates as of January 31, 2010. In connection with the Italian litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the company. The Company has agreed to indemnify these individuals in connection with these proceedings.

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

In connection with ASC 450, Contingencies, the Company has not accrued for a loss contingency relating to any of the disclosed investigations and legal proceedings because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable or reasonably estimable.

18.	Related Party Transactions

UTi Logistics Israel Ltd. has a service agreement with a shipping services company which owns 25% of this subsidiary. In addition, UTi Logistics Israel Ltd. has arm’s length commercial transactions with the shipping services company, as well as a loan of approximately $4,025, $3,688 and $4,152, January 31, 2010, 2009 and 2008, respectively.

One of the Company’s subsidiaries in Hong Kong is party to a service agreement pursuant to which a company owned by the Co-President — Greater China and members of his family provides management consultant services and commercial advisory services. During the years ended January 31, 2010, 2009 and 2008, the Company’s Hong Kong subsidiary paid the related party company approximately $412, $431 and $615, respectively, under this service agreement.

One of the Company’s Polish operating subsidiaries is party to a service agreement pursuant to which the subsidiary provides freight services at arm’s-length, to a client which is owned wholly by one of the subsidiaries’ directors. During the years ended January 31, 2010, 2009 and 2008, this client paid the Company’s Polish subsidiary approximately $1,449, $2,118, and $1,784, respectively, for these services.

19.	Fair Value Disclosures

The Company measures the fair value of certain assets and liabilities on a recurring basis based upon a fair value hierarchy in accordance with ASC 820, Fair Value Measurements and Disclosures, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market data, including quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves; and

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

•	Level 3 — Unobservable data reflecting the Company’s own assumptions, where there is little or no market activity for the asset or liability.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	January 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents	$350,784	$350,784	$—	$—
Forward exchange contracts	273	—	273	—
Other	476	—	—	476

Total	$351,533	$350,784	$273	$476

Liabilities
Forward exchange contracts	$294	$—	$294	$—
Other	811	—	—	811

Total	$1,105	$—	$294	$811

The following methods were used to measure the fair value of assets and liabilities:

Forward Exchange Contracts — The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore are classified as Level 2.

Other — Other financial assets and liabilities utilizing Level 3 inputs include minority call and put options granted to the Company and certain of the Company’s minority partners. These call and put options do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally, based on the difference between the estimated strike price, and the estimated fair value of the minority partner equity, when the call and put options become exercisable.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the twelve months ended January 31, 2010:

	Assets	Liabilities

Beginning balance at February 1, 2009	$756	$2,114
Deletions	—	(1,784)
Net change in fair value included in earnings	(291)	118
Translation adjustment	11	363

Ending balance at January 31, 2010	$476	$811

20.	Discontinued Operations

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

Effective August 1, 2008, the Company entered into an agreement to sell substantially all of the assets of its remaining art packing, shipping and storing business. The net proceeds of $2,011 resulted in a gain of $2,088, including realized foreign currency translation adjustment, net of tax. As described in Note 17, “Contingencies,” the Company has retained certain liabilities related to this business.

Revenues and net income from the discontinued operations were as follows:

	Twelve Months Ended January 31,
	2009	2008

Revenues	$6,839	$12,757

Pre-tax operating income from discontinued operations	128	689
Provision for income taxes	28	161
Gain on sale, net of tax	7,404	—

Net income from discontinued operations	$7,504	$528

21.	Segment Reporting

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
For the years ended January 31, 2010, 2009 and 2008

Certain information regarding the Company’s operations by segment is summarized as follows:

	Year Ended January 31, 2010
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$2,351,093	$1,216,429	$—	$3,567,522

Purchased transportation costs	1,755,435	451,086	—	2,206,521
Staff costs	346,087	392,307	14,755	753,149
Depreciation	15,410	27,835	749	43,994
Amortization of intangible assets	3,850	7,276	—	11,126
Restructuring charges	—	—	1,231	1,231
Goodwill impairment	—	1,562	—	1,562
Other operating expenses	163,438	284,923	18,074	466,435

Total operating expenses	2,284,220	1,164,989	34,809	3,484,018

Operating income/(loss)	$66,873	$51,440	$(34,809)	83,504

Interest income				10,221
Interest expense				(22,942)
Other expense, net				(855)

Pretax income				69,928
Provision for income taxes				24,428

Net income				45,500
Net income attributable to noncontrolling interests				4,386

Net income attributable to UTi Worldwide Inc.				$41,114

Capital expenditures	$14,114	$25,361	$9,862	$49,337

Segment assets	$1,118,580	$710,447	$108,019	$1,937,046

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

	Year Ended January 31, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$3,156,039	$1,387,678	$—	$4,543,717

Purchased transportation costs	2,438,756	558,621	—	2,997,377
Staff costs	396,019	439,569	8,667	844,255
Depreciation	15,605	25,924	224	41,753
Amortization of intangible assets	3,896	9,075	—	12,971
Restructuring charges	2,731	3,863	2,309	8,903
Goodwill impairment	—	98,932	—	98,932
Intangible assets impairment	—	11,009	—	11,009
Other operating expenses	172,505	314,146	18,572	505,223

Total operating expenses	3,029,512	1,461,139	29,772	4,520,423

Operating income/(loss)	$126,527	$(73,461)	$(29,772)	23,294

Interest income				13,316
Interest expense				(30,559)
Other income, net				1,437

Pretax income				7,488
Provision for income taxes				17,512

Loss from continuing operations, net of tax				(10,024)
Discontinued operations, net of tax				100
Gain on sale, net of tax				7,404

Net loss				(2,520)
Net income attributable to noncontrolling interests				2,117

Net loss attributable to UTi Worldwide Inc.				$(4,637)

Capital expenditures	$25,726	$24,600	$11,327	$61,653

Segment assets	$961,421	$631,200	$56,065	$1,648,686

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

	Year Ended January 31, 2008
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$2,927,535	$1,438,719	$—	$4,366,254

Purchased transportation costs	2,293,861	583,579	—	2,877,440
Staff costs	337,756	451,123	12,012	800,891
Depreciation	13,661	25,352	293	39,306
Amortization of intangible assets	863	8,573	—	9,436
Restructuring charges	912	5,800	1,683	8,395
Other operating expenses	149,977	316,839	13,492	480,308

Total operating expenses	2,797,030	1,391,266	27,480	4,215,776

Operating income/(loss)	$130,505	$47,453	$(27,480)	150,478

Interest income				10,880
Interest expense				(26,804)
Other income, net				4,726

Pretax income				139,280
Provision for income taxes				38,161

Income from continuing operations, net of tax				101,119
Discontinued operations, net of tax				528

Net income				101,647
Net income attributable to noncontrolling interests				2,961

Net income attributable to UTi Worldwide Inc.				$98,686

Capital expenditures	$27,468	$26,877	$11,263	$65,608

Segment assets	$1,190,405	$845,405	$38,807	$2,074,676

Revenues attributable to the Company’s geographic regions are as follows:

	Year Ended January 31,
	2010			2009			2008
		Contract			Contract			Contract
		Logistics			Logistics			Logistics
	Freight	and		Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA(1)	$827,823	$248,601	$1,076,424	$1,091,758	$256,529	$1,348,287	$867,768	$248,602	$1,116,370
Americas	480,890	642,840	1,123,730	627,824	807,144	1,434,968	595,499	864,353	1,459,852
Asia Pacific	758,408	34,985	793,393	1,065,565	35,079	1,100,644	1,100,219	32,274	1,132,493
Africa	283,972	290,003	573,975	370,892	288,926	659,818	364,049	293,490	657,539

Total	$2,351,093	$1,216,429	$3,567,522	$3,156,039	$1,387,678	$4,543,717	$2,927,535	$1,438,719	$4,366,254

(1)	EMENA which is comprised of Europe, Middle East and North Africa

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

The following table shows Long-lived assets attributable to the Company’s geographic regions:

	Year Ended January 31,
	2010	2009	2008

EMENA	$35,039	$33,179	$35,067
Americas	42,738	49,983	54,307
Asia Pacific	24,121	27,615	12,544
Africa	45,749	35,764	43,192

Total	$147,647	$146,541	$145,110

The following table shows Long-lived assets attributable to specific countries:

	Year Ended January 31,
	2010	2009	2008

United States	$34,579	$37,495	$42,222
South Africa	43,539	34,061	41,918
China	16,003	18,530	3,626
Spain	13,874	12,199	12,368
All Others	39,652	44,256	44,776

Total	$147,647	$146,541	$145,110

The following table shows revenues from external clients attributable to all foreign clients in total from which the Company derives revenues. The Company attributes revenues from external clients to individual countries based on geography:

	Year Ended January 31,
	2010	2009	2008

United States	$950,314	$1,216,076	$1,236,083
South Africa	559,298	635,761	669,295
China	352,396	517,727	593,181
Spain	163,754	195,751	170,029
All Others	1,541,760	1,978,402	1,727,666

Total	$3,567,522	$4,543,717	$4,366,254

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

The following table shows the revenue attributable to the Company’s principal services:

	Year Ended January 31,
	2010	2009	2008

Revenues:
Airfreight forwarding	$1,187,880	$1,621,602	$1,553,551
Ocean freight forwarding	891,276	1,203,643	1,101,129
Customs brokerage	92,456	109,436	98,031
Contract logistics	650,739	663,656	618,599
Distribution	414,920	564,906	624,399
Other	330,251	380,474	370,545

Total revenues	$3,567,522	$4,543,717	$4,366,254

Purchased transportation costs:
Airfreight forwarding	$904,179	$1,275,569	$1,235,010
Ocean freight forwarding	717,093	1,001,275	926,224
Customs brokerage	5,712	5,987	3,668
Contract logistics	125,245	94,963	81,656
Distribution	277,849	404,756	416,059
Other	176,443	214,827	214,823

Total purchased transportation costs	$2,206,521	$2,997,377	$2,877,440

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2010, 2009 and 2008

22.	Selected Quarterly Financial Data (Unaudited)

For the Year Ended January 31,	First	Second	Third	Fourth	Total

Revenue:
2010	$768,356	$840,502	$967,198	$991,466	$3,567,522
2009	1,184,450	1,255,087	1,210,107	894,073	4,543,717
Purchased transportation costs:
2010	458,849	501,136	605,663	640,873	2,206,521
2009	794,947	839,106	801,945	561,379	2,997,377
Operating income:
2010	17,852	22,408	31,416	11,828	83,504
2009(1)	23,670	43,611	53,844	(97,831)	23,294
Provision for income taxes:
2010	4,317	5,907	7,537	6,667	24,428
2009	5,421	10,034	14,237	(12,180)	17,512
Net income attributable to UTi Worldwide Inc.:
2010	9,845	11,755	17,967	1,547	41,114
2009(1)	13,542	33,746	37,881	(89,806)	(4,637)
Basic earnings/(loss) per share:
2010 Continuing operations	0.10	0.12	0.18	0.02	0.41
2010 Discontinued operations	—	—	—	—	—

	0.10	0.12	0.18	0.02	0.41

2009 Continuing operations	0.13	0.29	0.36	(0.90)	(0.12)
2009 Discontinued operations(3)	—	0.05	0.02	—	0.08

	0.13	0.34	0.38	(0.90)	(0.04)

Diluted earnings/(loss) per share:
2010 Continuing operations(2)	0.10	0.12	0.18	0.02	0.41
2010 Discontinued operations(2)	—	—	—	—	—

	0.10	0.12	0.18	0.02	0.41

2009 Continuing operations	0.13	0.28	0.36	(0.89)	(0.12)
2009 Discontinued operations(2)	—	0.05	0.02	—	0.08

	0.13	0.33	0.38	(0.89)	(0.04)

Other comprehensive income/(loss):
2010	24,494	35,343	14,952	(9,425)	65,364
2009	8,335	2,397	(99,884)	(12,724)	(101,876)

(1)	Amounts in the fourth quarter of fiscal 2009 include restructuring and impairment charges for employee severance and benefits, asset impairments, other exist costs, and goodwill and intangible assets impairment.

(2)	The diluted earnings per share amounts for the quarters do not add to the total year ended January 31, 2010 amount due to the effects of rounding.

(3)	The basic earnings per share amounts for the quarters do not add to the total year ended January 31, 2010 and January 31, 2009 amount due to the effects of rounding.

UTi Worldwide Inc.

Schedule II

Valuation and Qualifying Accounts

	Balance at	Amounts	Charges		Foreign
	Beginning	Charged	Against the		Currency	Balance at
Year Ended January 31,	of Year	to Expense	Allowance	Other	Translation	End of Year
	(In thousands)

2010
Allowance for Doubtful Accounts	$15,118	$3,507	$(6,943)	$—	$2,005	$13,686
Deferred Tax Asset Valuation Allowance	10,781	5,865	(424)	—	1,101	17,323
Restructuring Related Provisions	803	1,231	(2,034)	—	—	—
2009
Allowance for Doubtful Accounts	16,356	8,625	(5,451)	(94)	(4,302)	15,118
Deferred Tax Asset Valuation Allowance	12,023	430	(1,672)	—	—	10,781
Restructuring Related Provisions	8,395	8,345	(15,937)	—	—	803
2008
Allowance for Doubtful Accounts	14,719	2,831	(2,313)	180	939	16,356
Deferred Tax Asset Valuation Allowance	5,712	6,311	—	—	—	12,023
Restructuring Related Provisions	—	8,395	—	—	—	8,395

Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in our financial statements.

INDEX TO EXHIBITS

Exhibit		Description

3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10.1		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.2		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.3		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.4		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.5+	Amended and Restated Employment Agreement of Mr. John Hextall, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2008)
10	.6+	Separation Agreement and General Release of Mr. John Hextall, dated as of July 28, 2009 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, filed July 29, 2009)
10	.7+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010
10	.8+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010
10	.9+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of March 25, 2010
10	.10+	Letter Agreement between Mr. William Gates and the company, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed April 1, 2009)
10	.11+	Form of Employment Agreement for Executive Officers
10	.12+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010
10	.13+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010
10	.14+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.15+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed September 10, 2007)
10	.16+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.17+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.18+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.19+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.20+	WTC Provident Fund, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.21+	Norwich Union Cash Plus Individual Pension Plan Policy for Mr. John Hextall (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.22+	Non-Employee Director Compensation Policy
10	.23+	UTi Worldwide Inc. Supplemental Benefits Allowance Program (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 11, 2009)

Exhibit		Description

10.24		Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10	.25+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated
10	.26+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10	.27+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.28+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.29+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.30+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.31+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.32+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.33+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.34+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.35+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10	.36+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10	.37+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.38		Amendment to Note Purchase Agreement, dated as of October 11, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.40 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.39		Amendment to Note Purchase Agreement, dated as of December 12, 2007, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.40		Note Purchase Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.41		Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and ABN AMRO Bank N.V. (ABN) and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.42		Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed July 14, 2009)

Exhibit	Description

10.43	Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.44	First Amendment to Letter of Credit Agreement, dated as of January 8, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch
10.45	Second Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch
10.46	First Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and ABN Amro Bank N.V., as Performance-Based LC Issuing Bank and The Royal Bank of Scotland plc, in its capacity as Financial LC Issuing Bank
10.47	First Amendment Agreement to Note Purchase Agreement dated July 9, 2009, dated March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto
12.1	Statement regarding computation of ratio of earnings to fixed charges
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.