Form 10-Q
period 2010-04-30
UTi WORLDWIDE INC
filed 2010-06-04
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2010
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
Yes ☐     No ☑
At June 2, 2010, the number of shares outstanding of the issuer’s ordinary shares was 101,640,577.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended April 30, 2010

- i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Income
For the three months ended April 30, 2010 and 2009
(in thousands, except share and per share amounts)

	Three months ended April 30,
	2010	2009
	(Unaudited)

Revenues	$1,055,156	$768,356

Purchased transportation costs	689,408	458,849
Staff costs	207,001	175,803
Depreciation	11,412	9,854
Amortization of intangible assets	3,344	2,637
Restructuring charges	—	1,231
Other operating expenses	125,039	102,130

Operating income	18,952	17,852
Interest income	2,559	2,723
Interest expense	(6,678)	(6,176)
Other income/(expense), net	844	(202)

Pretax income	15,677	14,197
Provision for income taxes	4,936	4,317

Net income	10,741	9,880

Net income attributable to noncontrolling interests	667	35

Net income attributable to UTi Worldwide Inc.	$10,074	$9,845

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.10	$0.10

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.10	$0.10

Number of weighted average common shares outstanding used for per share calculations
Basic shares	100,071,923	99,659,276
Diluted shares	101,528,328	100,845,303
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets
As of April 30, 2010 and January 31, 2010
(in thousands, except share amounts)

	April 30,	January 31,
	2010	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$340,721	$350,784
Trade receivables (net of allowance for doubtful accounts of $13,440 and $13,686 as of April 30, 2010 and January 31, 2010, respectively)	808,719	727,413
Deferred income taxes	17,495	16,917
Other current assets	117,896	111,575

Total current assets	1,284,831	1,206,689
Property, plant and equipment (net of accumulated depreciation of $181,297 and $171,972 as of April 30, 2010 and January 31, 2010, respectively)	180,512	180,422
Goodwill	418,158	414,791
Other intangible assets, net	69,762	72,182
Investments	1,025	1,717
Deferred income taxes	31,577	31,815
Other non-current assets	30,951	29,430

Total assets	$2,016,816	$1,937,046

LIABILITIES & EQUITY
Bank lines of credit	$123,785	$100,653
Short-term bank borrowings	10,272	8,032
Current portion of long-term bank borrowings	69,966	69,934
Current portion of capital lease obligations	16,534	16,832
Trade payables and other accrued liabilities	762,280	731,518
Income taxes payable	4,527	1,929
Deferred income taxes	3,324	3,503

Total current liabilities	990,688	932,401

Long-term bank borrowings, excluding current portion	98,954	99,097
Capital lease obligations, excluding current portion	22,921	23,892
Deferred income taxes	32,546	32,874
Retirement fund obligations	6,629	8,123
Other non-current liabilities	27,497	26,377

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock — ordinary shares of no par value: 101,560,197 and 100,900,556 shares issued and outstanding as of April 30, 2010 and January 31, 2010, respectively	469,854	464,731
Retained earnings	383,622	373,548
Accumulated other comprehensive loss	(40,292)	(46,904)

Total UTi Worldwide Inc. shareholders’ equity	813,184	791,375
Noncontrolling interests	24,397	22,907

Total equity	837,581	814,282

Total liabilities and equity	$2,016,816	$1,937,046

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the three months ended April 30, 2010 and 2009
(in thousands)

	Three months ended
	April 30,
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$10,741	$9,880
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Share-based compensation costs, net	1,683	2,471
Depreciation	11,412	9,854
Amortization of intangible assets	3,344	2,637
Amortization of debt issuance costs	713	—
Restructuring charges	—	761
Deferred income taxes	(859)	2,593
Uncertain tax positions	145	—
Tax benefit relating to share-based compensation	1,369	640
Excess tax benefit from share-based compensation	(251)	—
Loss/(gain) on disposal of property, plant and equipment	32	(6,635)
Provision for doubtful accounts	730	399
Other	239	(1,227)
Changes in operating assets and liabilities:
(Increase)/decrease in trade receivables	(82,511)	79,373
Decrease in other assets	2,465	19,773
Increase/(decrease) in trade payables	24,961	(88,368)
Decrease in accrued liabilities and other liabilities	(2,693)	(17,326)

Net cash (used in)/provided by operating activities	(28,480)	14,825

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,651)	(7,083)
Proceeds from disposal of property, plant and equipment	488	9,056
Net increase in other non-current assets	(781)	(1,214)
Acquisitions and contingent earn-out payments	—	(1,178)
Other	(95)	416

Net cash used in investing activities	(6,039)	(3)

FINANCING ACTIVITIES:
Borrowings from lines of credit	1,420	333
Repayments of lines of credit	(3,797)	(11,950)
Net borrowings/(repayments) under revolving lines of credit	25,634	(9,893)
Net increase/(decrease) in short-term borrowings	963	(1,018)
Proceeds from issuance of long-term borrowings	55	1,498
Repayment of long-term borrowings	(300)	(60)
Repayment of capital lease obligations	(7,086)	(5,042)
Dividends paid to noncontrolling interests	(34)	(202)
Net proceeds from issuance of ordinary shares	3,189	235
Excess tax benefit from share-based compensation	251	—

Net cash provided by/(used in) financing activities	20,295	(26,099)

Effect of foreign exchange rate changes on cash and cash equivalents	4,161	15,377

Net (decrease)/increase in cash and cash equivalents	(10,063)	4,100
Cash and cash equivalents at beginning of period	350,784	256,869

Cash and cash equivalents at end of period	$340,721	$260,969

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three months ended April 30, 2010 and 2009 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of April 30, 2010 and January 31, 2010, the consolidated statements of income for the three months ended April 30, 2010 and 2009 and the consolidated statements of cash flows for the three months ended April 30, 2010 and 2009. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three months ended April 30, 2010 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2011 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.
All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.
Income Taxes
Income tax expense for the three months ended April 30, 2010 and 2009, was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
The Company records a provision for estimated additional tax and interest and penalties that may result from tax authorities disputing uncertain tax positions taken at the largest amount that is greater than 50% likely of being realized. For further information, see Note 12, “Uncertain Tax Positions.”
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
Foreign Currency Translation
Included in other income, net for the three months ended April 30, 2010 and 2009, are net gains on foreign exchange of $1,033 and net losses of $202, respectively.
Concentration of Credit Risks and Other
The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $315,225 of these deposits was not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States (U.S.) as of April 30, 2010.

Call and Put Options
In connection with the Company’s merger of one of its subsidiaries with Newlog, Ltd. during fiscal 2008, the Company obtained an option providing it with the right to call the minority partner’s shares of the subsidiary under certain circumstances, including a change in control of the minority partner. The Company recorded an asset related to this call option in other non-current assets. The amount recorded represents the difference between the estimated strike price and the estimated fair value of the subsidiary equity held by the minority partner, if the call option becomes exercisable. The amounts included in other non-current assets were $448 and $476 at April 30, 2010 and January 31, 2010, respectively.
Additionally, the Company granted an option providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The Company recorded a liability related to this option in other non-current liabilities. The amounts included in other non-current liabilities were $757 and $811 at April 30, 2010 and January 31, 2010, respectively.
In connection with the formation of a partnership in South Africa that holds the shares of a subsidiary that distributes pharmaceutical supplies and equipment, the Company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the Company in fiscal 2011. The liability at April 30, 2010 and January 31, 2010 was determined to be zero. The Company estimates the redemption value of the put option be approximately $9,279, which the Company believes to be substantially less than the fair value of the minority partner’s interest in the partnership.
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
The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, short-term bank borrowings, trade payables and other accrued liabilities, long-term bank borrowings, call and put options, and forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and the call and put options, the carrying value of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As of April 30, 2010 and January 31, 2010, the fair value of the Company’s 6.31% senior unsecured guaranteed notes was $100,200 and $99,569, respectively, compared to a book value of $100,000, for each of these periods. As discussed further at Note 11, “Borrowings” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of April 30, 2010 and January 31, 2010, the fair value of these notes was $54,924 and $55,000, respectively, compared to a book value of $55,000, for each of these periods. The call and put options are recorded at their estimated fair value. For further information, see Note 1, “Call and Put Options.”
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

Change in Cash Flow Presentation
In the consolidated statements of cash flows, the Company has presented gross borrowings on certain lines of credit with original repayment terms of greater than three months, separate from the repayments on those lines of credit. The presentation of these lines of credit was previously reflected on a net basis for the three months ended April 30, 2009. The change has no impact on cash flows from financing activities or any other financial statement information.
Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09 (ASU 2010-09) to Codification Topic 855, Subsequent Events. This update requires that all SEC filers must evaluate subsequent events through the date the financial statements are issued. However, it no longer requires filers to disclose either the issuance date or the revised issuance date. The amended Codification Topic 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events for appropriate accounting and disclosure in accordance with ASU 2010-09.
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact the adoption of the update may have on its consolidated results of operations and financial position.
In June 2009, the FASB issued ASU 2009-17 to Codification Topic 810, Consolidation. This update amends previous guidance to require the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. The update is effective for annual periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company’s implementation of this standard on February 1, 2010 did not have a significant impact on its consolidated statements of income and financial position.
NOTE 2. Acquisitions
All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.
Effective December 21, 2009, the Company acquired the remaining outstanding shares of an Israeli subsidiary, Excel MPL-A.V.B.A., LP (EMA Israel), of which the Company already held a 50% ownership interest that was acquired through the Company’s acquisition of the Israeli subsidiary’s parent company in the beginning of fiscal 2010. The purchase price totaled $6,500, including the repayment of a $537 loan and contingent consideration estimated to be $300 which is based on projected net revenues from a particular customer for the following four years. The contingent consideration was accrued as an obligation through an increase to goodwill. The acquisition eliminated a minority shareholder in Israel. The purchase price exceeded the fair value of the noncontrolling interest received and net assets acquired, including acquired intangible assets with an estimated fair value of $3,136, and accordingly, $2,035 was allocated to goodwill, all of which is included within the Company’s Contract Logistics and Distribution segment. The Company is currently determining whether the goodwill is deductible for tax purposes. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the additional net assets acquired is being conducted and the final allocation will be made when completed.

Effective October 16, 2009, the Company acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L. (Tacisa), a Spanish freight forwarder. An employee of one of the Company’s Spanish subsidiaries held a majority ownership interest in Tacisa prior to the Company’s acquisition. The purchase price totaled $5,463, net of cash acquired of $750, and including contingent consideration estimated to be $4,734 based on projected fiscal 2010 operating results of Tacisa. The contingent consideration was accrued as an obligation with a corresponding increase to goodwill. The acquisition expanded the Company’s freight forwarding coverage in Spain. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $2,536 was allocated to goodwill, all of which is included in the Company’s Freight Forwarding segment. The Company is currently determining whether the goodwill is deductible for tax purposes.
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

Revenues and net income attributable to UTi Worldwide, Inc. as a result of the acquisition of EMA Israel and Tacisa totaled $12,278 and $254, respectively, for the three months ended April 30, 2010. The following supplemental pro forma information summarizes the results of operations of Tacisa for the three months ended April 30, 2009, as if the acquisition had occurred at the beginning of the period presented. The pro forma information gives no effect to actual operating results that would have actually been obtained if the acquisition had occurred at the beginning of the period presented or may be obtained in the future.

		Net income
		attributable to	Diluted
		UTi Worldwide	earnings
2009:	Revenue	Inc.	per share*

As reported	$768,356	$9,845	$0.10
Acquisitions	2,267	177	—

Total	$770,623	$10,022	$0.10

*	Diluted pro forma earnings per share were calculated using 100,845,303 diluted ordinary shares for the three months ended April 30, 2009.

NOTE 3. Earnings per Share
Earnings per share are calculated as follows:

	Three months ended
	April 30,
	2010	2009
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net income	$10,074	$9,845

Weighted average number of ordinary shares	100,071,923	99,659,276

Incremental shares required for diluted earnings per share related to stock options/restricted share units	1,456,405	1,186,027

Diluted weighted average number of ordinary shares	101,528,328	100,845,303

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.10	$0.10

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.10	$0.10
Weighted-average diluted shares outstanding for the three months ended April 30, 2010 and 2009, exclude 3,065,268 and 3,927,498 shares, respectively, because such shares represent securities that have an exercise price in excess of the average market price of the Company’s common stock during the period, and were therefore anti-dilutive.

NOTE 4. Shareholders’ Equity
Certain information regarding the changes in shareholders’ equity and noncontrolling interests are as follows:

	UTi Worldwide Inc. Shareholders’ Equity
			Accumulated
			Other
	Common	Retained	comprehensive	Noncontrolling
	stock	earnings	loss	interests	Total

Balance at February 1, 2010	$464,731	$373,548	$(46,904)	$22,907	$814,282
Employee share-based compensation plans	5,123	—	—	—	5,123
Net income	—	10,074	—	667	10,741
Foreign currency translation adjustment and other	—	—	6,612	857	7,469
Distributions to noncontrolling interests	—	—	—	(34)	(34)

Balance at April 30, 2010	$469,854	$383,622	$(40,292)	$24,397	$837,581

Balance at February 1, 2009	$450,553	$338,461	$(112,268)	$16,224	$692,970
Employee share-based compensation plans	2,517	—	—	—	2,517
Net income	—	9,845	—	35	9,880
Foreign currency translation adjustment and other	—	—	24,494	2,865	27,359
Distributions to noncontrolling interests	—	—	—	(390)	(390)

Balance at April 30, 2009	$453,070	$348,306	$(87,774)	$18,734	$732,336

Other comprehensive income is comprised of the following:

	Three months ended
	April 30,
	2010	2009

Net income	$10,741	$9,880
Other comprehensive income, net of tax:
Foreign exchange translation adjustments and other	7,469	27,359

Comprehensive income	18,210	37,239
Comprehensive income attributable to noncontrolling interests	(1,524)	(2,900)

Comprehensive income attributable to UTi Worldwide Inc.	$16,686	$34,339

NOTE 5. Segment Reporting
Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2010
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$721,774	$333,382	$—	$1,055,156

Purchased transportation costs	562,335	127,073	—	689,408
Staff costs	94,390	106,977	5,634	207,001
Depreciation	3,832	7,228	352	11,412
Amortization of intangible assets	1,030	2,314	—	3,344
Other operating expenses	46,370	73,024	5,645	125,039

Total operating expenses	707,957	316,616	11,631	1,036,204

Operating income/(loss)	$13,817	$16,766	$(11,631)	18,952

Interest income				2,559
Interest expense				(6,678)
Other income, net				844

Pretax income				15,677
Provision for income taxes				4,936

Net income				10,741
Net income attributable to noncontrolling interests				667

Net income attributable to UTi Worldwide Inc.				$10,074

Capital expenditures	$3,734	$2,960	$4,070	$10,764

Segment assets	$1,134,381	$765,284	$117,151	$2,016,816

	Three months ended April 30, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$493,590	$274,766	$—	$768,356

Purchased transportation costs	359,364	99,485	—	458,849
Staff costs	80,905	91,378	3,520	175,803
Depreciation	3,627	6,128	99	9,854
Amortization of intangible assets	826	1,811	—	2,637
Restructuring charges	—	—	1,231	1,231
Other operating expenses	37,865	65,491	(1,226)	102,130

Total operating expenses	482,587	264,293	3,624	750,504

Operating income/(loss)	$11,003	$10,473	$(3,624)	17,852

Interest income				2,723
Interest expense				(6,176)
Other expense, net				(202)

Pretax income				14,197
Provision for income taxes				4,317

Net income				9,880
Net income attributable to noncontrolling interests				35

Net income attributable to UTi Worldwide Inc.				$9,845

Capital expenditures	$3,086	$4,452	$978	$8,516

Segment assets	$937,591	$663,913	$60,816	$1,662,320

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
The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended April 30,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$230,394	$65,194	$295,588	$183,832	$53,556	$237,388
Americas	150,100	173,304	323,404	106,088	151,945	258,033
Asia Pacific	255,062	9,187	264,249	145,515	7,309	152,824
Africa	86,218	85,697	171,915	58,155	61,956	120,111

Total	$721,774	$333,382	$1,055,156	$493,590	$274,766	$768,356

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended
	April 30,
	2010	2009

Revenues:
Airfreight forwarding	$367,692	$239,288
Ocean freight forwarding	271,832	192,066
Customs brokerage	25,435	19,949
Contract logistics	177,010	142,926
Distribution	117,374	98,500
Other	95,813	75,627

Total	$1,055,156	$768,356

Purchased transportation costs:
Airfreight forwarding	$293,542	$175,356
Ocean freight forwarding	227,186	152,410
Customs brokerage	1,570	1,118
Contract logistics	35,723	23,391
Distribution	79,117	66,499
Other	52,270	40,075

Total	$689,408	$458,849

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the three months ended
April 30, 2010 are as follows:

		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Total

Balance at February 1, 2010	$170,034	$244,757	$414,791
Foreign currency translation	(850)	4,217	3,367

Balance at April 30, 2010	$169,184	$248,974	$418,158

Amortizable intangible assets as of April 30, 2010 and January 31, 2010 relate primarily to the estimated fair value of the customer relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets as of April 30, 2010 and January 31, 2010 were as follows:

	Gross		Net	Weighted
	carrying	Accumulated	carrying	average/life
	Value	amortization	value	years
As of April 30, 2010:
Customer relationships	$105,989	$(39,452)	$66,537	9.5
Non-compete agreements	3,154	(2,938)	216	3.0
Other	4,611	(2,607)	2,004	3.7

Total	$113,754	$(44,997)	$68,757

As of January 31, 2010:
Customer relationships	$105,320	$(36,586)	$68,734	9.6
Non-compete agreements	3,048	(2,797)	251	3.1
Other	4,473	(2,270)	2,203	3.7

Total	$112,841	$(41,653)	$71,188

Amortization expense totaled $3,344 and $2,637 for the three months ended April 30, 2010 and 2009, respectively. The following table shows the expected amortization expense for these intangible assets for the current and each of the next four fiscal years ending January 31,

2011	$12,235
2012	11,463
2013	10,916
2014	10,363
2015	8,279
In addition to its amortizable intangible assets, the Company also has $1,005 and $994 of intangible assets not subject to amortization as of April 30, 2010 and January 31, 2010, respectively, related primarily to acquired trade names.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Three months ended
	April 30,
	2010	2009

Net cash paid for:
Interest	$6,635	$3,064
Income taxes	3,991	4,374
Non-cash activities:
Capital lease obligations incurred to acquire assets	5,113	1,433
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
The Company and one of its subsidiaries (along with sixteen other global corporations) were named as defendants by a patent holding company, in a patent infringement lawsuit filed on May 7, 2009, in the United States District Court for the Central District of California (Big Baboon, Inc. v. Dell Inc., et. al.). The lawsuit alleged that the Company’s eMpower software tools were infringing U.S. Patent Nos. 6,115,690 (the “690 patent”) and 6,343,275 (the “275 patent”). The claims asserted are not believed to be material to the Company as a whole. On May 12, 2010, after discovery regarding the eMpower software tools, the plaintiff dismissed its lawsuit against the Company and subsidiary without prejudice.

In June 2007, we responded to a grand jury subpoena requesting documents in connection with the United States Department of Justice (U.S. DOJ)’s investigation into the pricing practices in the international freight forwarding and cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials in connection with its investigation of the international freight forwarding and cargo transportation industry. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that we produce various documents regarding ocean freight forwarding. We believe we are a subject of the U.S. DOJ investigation.
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
In June 2008 and February 2009, we received a request for information issued by the European Commission (EC) requesting information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In July 2008 and March 2009, we submitted responses to these requests.
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
In February 2010, in connection with the EC’s investigation discussed above, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010 and expect to attend a hearing in July 2010 to discuss our position with the EC officials.
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
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has strongly objected to this and together with its expert legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $9,742 based on exchange rates as of April 30, 2010.
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12,559 based on exchange rates as of April 30, 2010. In connection with the Italian litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company has agreed to indemnify these individuals in connection with these proceedings.
The Company was previously engaged through various indirect subsidiaries in the business of transportation and storage of fine works of art. The Company sold this business and the related indirect subsidiaries during fiscal 2009. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The Company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. Although the Company has sold this business, the Company has retained any liabilities associated with this matter. The Company believes that any ultimate liability it may have as a result of a claim may be mitigated based on a number of factors, including insurance policies in place; limitations of liability imposed by the Company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the Company is found liable and is otherwise unable to successfully mitigate its liability, the claim and its related impact could be material to the Company’s consolidated financial statements.
In connection with ASC 450, Contingencies, the Company has not accrued for a loss contingency relating to any of the disclosed investigations and legal proceedings because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable or reasonably estimable.
NOTE 9. Defined Benefit Plans
The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service of the employee’s final average salary on attainment of the qualifying retirement age.

Net periodic pension cost for the Company’s defined benefit plans consists of:

	Three months ended
	April 30,
	2010	2009

Service cost	$139	$99
Interest cost	462	394
Expected return on assets	(309)	(210)
Amortization of net actuarial loss	17	58

Net periodic pension cost	$309	$341

For the three months ended April 30, 2010 and 2009, the Company contributed approximately $382 and $471, respectively, to its defined benefit plans.
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
In addition to the 2009 LTIP, at April 30, 2010, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).
Under the 2000 Employee Share Purchase Plan, eligible employees may purchase shares of the Company’s stock at 85% of the market price of the common stock at the beginning of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25.
Under the 2004 Directors Incentive Plan, the Company may grant non-qualified stock options, share appreciation rights, restricted stock, RSUs and deferred share units.
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

Employee Share-Based Compensation Activity
A summary of the employee share-based compensation activity for the three months ended April 30, 2010 is as follows:

	2009 LTIP		2004 LTIP				2000 Stock Option Plan
		Weighted		Weighted		Weighted		Weighted
		average	Shares	average		average	Shares	average
	Restricted	grant date	subject to	exercise	Restricted	grant date	subject to	exercise
	share units	fair value	stock options	price	share units	fair value	stock options	price

Outstanding balance at February 1, 2010	46,232	$13.05	1,827,663	$20.32	1,794,895	$18.00	1,113,564	$7.44
Granted	973,702	17.14	—	—	—	—	—	—
Exercised/vested	(6,104)	13.38	(87,488)	15.62	(276,133)	15.66	(247,305)	6.29
Cancelled/forfeited	—	—	(72,225)	—	(34,885)	16.73	(15,738)	4.33

Outstanding balance at April 30, 2010	1,013,830	$16.98	1,667,950	$20.54	1,483,877	$18.30	850,521	$7.89

Non-Employee Share-Based Compensation Activity
A summary of non-employee share-based compensation activity for the three months ended April 30, 2010 is as follows:

2004
	Directors Incentive Plan		Directors Option Plan
		Weighted	Shares	Weighted
	Restricted	average	subject to	average
	share	grant date	stock	exercise
	units	fair value	options	price

Outstanding balance at February 1, 2010	30,457	$12.36	81,000	$10.33
Outstanding balance at April 30, 2010	30,457	$12.36	81,000	$10.33

In connection with its share-based compensation plans, the Company recorded approximately $1,683 and $2,471 of share-based compensation expense for the three months ended April 30, 2010 and 2009, respectively. As of April 30, 2010, the Company had approximately $27,881 of total unrecognized compensation related to share-based compensation to be expensed through April 2015.
NOTE 11. Borrowings
At April 30, 2010, the aggregate amount available for borrowing under all borrowing facilities totaled approximately $305,014. As of April 30, 2010, loans outstanding under these facilities totaled approximately $56,048 and letters of credit and guarantees outstanding under these facilities totaled approximately $159,409, excluding letters of credit (or the portion thereof) used to support loans outstanding. At April 30, 2010, the Company had approximately $89,557 of available, unused capacity under these facilities, approximately $75,623 of which was available for cash draw.
Bank Lines of Credit
A significant number of our subsidiaries participate in a cash pooling arrangement which is used to fund short-term liquidity needs. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates. The facility does not permit cash withdrawals in excess of cash deposits on a global basis. At April 30, 2010, cash deposits were equivalent to cash withdrawals. Cash withdrawals of $81,269 are included in bank lines of credit at April 30, 2010.
ABN/RBS Letter of Credit Agreement

On July 9, 2009, the Company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the “ABN/RBS Letter of Credit Agreement”). The ABN/RBS Letter of Credit Agreement provides for an aggregate availability of up to $50,000 in letters of credit as of April 30, 2010. The ABN/RBS Letter of Credit Agreement provided for two separate letter of credit facilities, which are referred to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. As of April 30, 2010, the letters of credit outstanding under the ABN Letter of Credit Facility totaled approximately $36,379 and the amount of available, unused capacity was $13,621. The ABN Letter of Credit Facility matures on July 9, 2011. The RBS Letter of Credit Facility matured on December 31, 2009 and prior to maturity the Company either obtained the release of the remaining letters of credit issued pursuant to this facility or provided for alternative arrangements for the underlying obligations. The Company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.

Nedbank Letter of Credit Agreement

On July 9, 2009, the Company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement (the “Nedbank Letter of Credit Agreement”) with Nedbank Limited, acting through its London Branch. The Nedbank Letter of Credit Agreement provided for an aggregate initial availability of up to $36,000 in letters of credit. On January 8, 2010, the Company and certain of its subsidiaries entered into an amendment to this agreement (the “Nedbank Amendment”) which temporarily increased the aggregate availability under the facility to $46,000 in letters of credit. The Nedbank Amendment expired on March 1, 2010, after which the aggregate availability under the Nedbank Letter or Credit Agreement reverted to the original availability of $36,000 in letters of credit. As of April 30, 2010, the letters of credit outstanding under the Nedbank Letter of Credit Agreement totaled approximately $6,858 and letters of credit issued to support cash borrowings totaled $18,008, which is included in bank lines of credit in the consolidated balance sheet. As of April 30, 2010, the amount of available, unused capacity was $11,134 under this facility. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The Company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.

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
South African Facilities Agreement

On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650,000 South African rand revolving credit facility, which is comprised of a 400,000 South African rand working capital facility and a 250,000 South African rand letter of credit, guarantee and forward exchange contract facility. At April 30, 2010, based on current exchange rates, the revolving credit facility provided for an aggregate availability of $87,945. As of April 30, 2010, the borrowings, letters of credit, and guarantees under the South African Facilities Agreement totaled approximately $32,117, represented by outstanding letters of credit and guarantees of $32,084 and borrowings of $33, which is included in bank lines of credit in the consolidated balance sheet. As of April 30, 2010, the amount of available, unused capacity was $55,828 under this facility. The South African Facilities Agreement also provides the Company’s South African operations with a 150,000 South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.

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

Bank Borrowings
2009 Note Purchase Agreement

On July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes (the “2009 Senior Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes mature on August 9, 2014. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The Company is required to repay approximately $9,167, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The Company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries. As of April 30, 2010, the principal amount outstanding under the 2009 Senior Notes was $55,000 and is included in long-term bank borrowings in the consolidated balance sheet.

2006 Note Purchase Agreement

On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (the “2006 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) under a note purchase agreement (the “2006 Note Purchase Agreement”, and together with the 2009 Note Purchase Agreement, the “Note Purchase Agreements”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes mature on July 13, 2011. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The Company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries. As of April 30, 2010, the principal amount outstanding under the 2006 Senior Notes was approximately $100,000, and is included in long-term bank borrowings in the consolidated balance sheets.

The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the Company to comply with financial and other covenants and certain change of control provisions. In March 2010, the Company amended the financial covenants in the Letter of Credit Agreements and in the 2009 Note Purchase Agreement. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of April 30, 2010.
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
Pursuant to the terms of the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements, the Company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, those relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements. The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement. The Company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements. Liabilities for these indemnification obligations were not material to the Company as a whole as of the dates that each of the respective agreements was entered into. The Company has not recorded any liabilities related to the indemnification obligations as of April 30, 2010.

In addition to the credit, letter of credit, and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the Company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In many cases, the use of these particular letter of credit, guarantee, and working capital facilities is restricted to the country in which they originated although this is not always the case. These particular borrowing, letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in the country. At April 30, 2010, the aggregate amount available for borrowing under these other facilities totaled approximately $141,729. Of this, the amount utilized for customs bonds and other guarantees was approximately $84,088 and the amount utilized for borrowings was approximately $48,667. At April 30, 2010, the total available, unused borrowing capacity under these other facilities was approximately $8,974.
NOTE 12. Uncertain Tax Positions
A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain
	Tax
	Positions	Interest

Balance at February 1, 2010	$8,234	$2,088
Increase for tax positions taken during the current year	85	—
Interest	—	205
Foreign currency translation	60	20

Balance at April 30, 2010	$8,379	$2,313

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $6,785 as of April 30, 2010. Tax years 2006 through 2010 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate.
NOTE 13. Restructuring Charges
Fiscal 2009 Information Technology Cost Reduction Plan
During the fourth quarter of fiscal 2009, the Company initiated several changes to its global information technology operations and incurred related restructuring charges. For the three months ended April 30, 2009 amounts charged for employee severance benefits and other exit costs were $887 and $344, respectively. The Company completed all activities under the plan during fiscal 2010.
Employee severance benefits primarily related to the realignment of corporate and regional information technology functions to reduce overhead costs. Under the plan, the Company’s global IT workforce was reduced by approximately 240 employees.
Other exit costs primarily related to consulting fees incurred in connection with the implementation of the plan. These amounts were expensed as incurred.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Significant
	Balance at	Assets	Inputs	Unobservable
	April 30, 2010	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Cash and cash equivalents	$340,721	$340,721	$—	$—
Forward exchange contracts	159	—	159	—
Other	448	—	—	448

Total	$341,328	$340,721	$159	$448

Liabilities
Forward exchange contracts	$280	$—	$280	$—
Other	757	—	—	757

Total	$1,037	$—	$280	$757

The following methods were used to measure the fair value of assets and liabilities:
Forward Exchange Contracts — The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore are classified as Level 2.
Other — Other financial assets and liabilities utilizing Level 3 inputs include minority call and put options granted to the Company and certain of the Company’s minority partners. These call and put options do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally, based on the difference between the estimated strike price and the estimated fair value of the minority partner equity, when the call and put options become exercisable.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended April 30, 2010:

	Assets	Liabilities

Beginning balance at February 1, 2010	$476	$811
Net change in fair value included in earnings	(27)	(53)
Translation adjustment	(1)	(1)

Ending balance at April 30, 2010	$448	$757

NOTE 15. Derivative Financial Instruments
The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.
As of April 30, 2010, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of April 30, 2010: $5,387 in Euros; $10,602 in U.S. dollars; $1,201 in British pound sterling; and, $2,192 in other currencies. Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.
The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $159 and $273 at April 30, 2010 and January 31, 2010, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $280 and $294 at April 30, 2010 and January 31, 2010, respectively. The Company recorded net losses on foreign currency derivatives of $121 and $265 for the three months ended April 30, 2010 and 2009, respectively.

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
CLIENTasONE Strategy
As we enter our third year of our five-year strategic plan, which we refer to as “CLIENTasONE,” we continue to undertake various efforts to increase the number and size of our clients and our revenue, improve our operational performance, streamline our back-end operations, develop and implement new systems and train and develop our employees. We have made progress in achieving our objectives, which involves leveraging client relationships, integrating acquisitions, controlling costs, improving our systems and processes and implementing effective change management processes. We continue to face challenges developing, training and recruiting personnel. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not able to successfully implement CLIENTasONE, our efforts associated with this strategic plan may not result in increased revenues or improved profitability. If we are not able to increase our revenue or improve our profitability in the future, our results of operations could be adversely affected.
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

Fiscal 2009 Information Technology Cost Reduction Plan and Other Cost Reductions
On December 3, 2008, the company’s Executive Board approved an information technology restructuring plan designed to consolidate the company’s information technology resources, eliminate redundancies, reduce costs and improve client services. The information technology restructuring plan included outsourcing certain information technology functions and support, which ultimately resulted in a reduction in the company’s global information technology workforce by approximately 240 employees.
During the three months ended April 30, 2009, the company incurred aggregate pre-tax restructuring charges of $1.2 million. The company completed the information technology restructuring plan during fiscal 2010. All costs associated with the plan were cash expenditures.
In addition to the restructuring charges described above, during the three months ended April 30, 2009, the company incurred approximately $1.2 million in advisory and ancillary costs associated with the plan.
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
Effective December 21, 2009, the company acquired the remaining outstanding shares of an Israeli subsidiary, Excel MPL-A.V.B.A., LP (EMA Israel), of which the company had already held a 50% ownership interest that was acquired through its acquisition of the Israeli subsidiary’s parent company in the beginning of fiscal 2010. The purchase price totaled $6.5 million, including the repayment of a $0.5 million loan and contingent consideration estimated to be $0.3 million which is based on projected net revenues from a particular customer for the following four years. The contingent consideration was accrued as an obligation through an increase to goodwill. The acquisition eliminated a minority shareholder in Israel. The purchase price exceeded the fair value of the noncontrolling interest received and net assets acquired, and accordingly, $2.0 million was allocated to goodwill, all of which is included with the company’s Contract Logistics and Distribution segment. The company is currently determining whether the goodwill is deductible for tax purposes. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the additional net assets acquired is being conducted and the final allocation will be made when completed.

Effective October 16, 2009, the company acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L. (Tacisa), a Spanish freight forwarder. An employee of one of the company’s Spanish subsidiaries held a majority ownership interest in Tacisa prior to the company’s acquisition. The purchase price totaled $5.5 million, net of cash acquired of $0.8 million, and including contingent consideration estimated to be $4.7 million based on projected fiscal 2010 operating results of Tacisa. The contingent consideration was accrued as an obligation with a corresponding increase to goodwill. The acquisition expanded the company’s freight forwarding coverage in Spain. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $2.5 million was allocated to goodwill, all of which is included in the company’s Freight Forwarding segment. The company is currently determining whether the goodwill is deductible for tax purposes.
The Tacisa preliminary allocation of the purchase price as of the date of acquisition resulted in total assets acquired and liabilities assumed of $9.3 million and $3.1 million, respectively. Total assets acquired at estimated fair value was comprised of current assets of $3.2 million, comprised primarily of trade receivables, and noncurrent assets of $6.1 million, of which $2.5 million and $3.5 million have been allocated to goodwill and intangible assets, respectively. The amortization period of the client contracts and relationships acquired is currently being assessed by the company. Total liabilities assumed at estimated fair value were comprised of current liabilities of $2.1 million, primarily related to trade payables and other accrued liabilities, and noncurrent liabilities of $1.0 million. The estimated purchase price allocation is preliminary and is subject to revision. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.
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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan, anticipated changes in certain tax benefits, anticipated costs, benefits and timing associated with our 4asONE technology-enabled, business transformation initiative, the anticipated outcome of litigation, the company’s ability to meet its capital and liquidity requirements for the foreseeable future, the anticipated impact of various cost reduction efforts, and all other statements concerning future matters. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the economic volatility that has materially impacted trade volumes, transportation capacity, pricing dynamics and overall margins; the financial condition of many of our customers; the impact of sharply rising freight transportation rates on the company’s net revenue; planned or unplanned consequences of the company’s sales initiatives, procurement initiatives and business transformation efforts; our clients’ demand for our services; the impact of cost reduction measures undertaken by the company and the amount and timing of the expected benefits from such measures; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of volatile fuel costs and changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of, the ongoing publicly announced investigations by the U.S. Department of Justice, the European Commission (EC) and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies and of the realignment of the company’s executive management structure; disruptions caused by epidemics, conflicts, wars and terrorism; and the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission (SEC); and other factors outside our control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2010, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, on file with the SEC. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

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
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. For the purposes of this management’s discussion and analysis, net revenue is the term management uses to describe revenues minus purchased transportation costs. Our revenues, purchased transportation costs and operating income by operating segment for the three months ended April 30, 2010 and 2009, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended April 30,
	2010				2009
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$721,774	$333,382	$—	$1,055,156	$493,590	$274,766	$—	$768,356

Purchased transportation costs	562,335	127,073	—	689,408	359,364	99,485	—	458,849
Staff costs	94,390	106,977	5,634	207,001	80,905	91,378	3,520	175,803
Depreciation	3,832	7,228	352	11,412	3,627	6,128	99	9,854
Amortization of intangible assets	1,030	2,314	—	3,344	826	1,811	—	2,637
Restructuring charges	—	—	—	—	—	—	1,231	1,231
Other operating expenses	46,370	73,024	5,645	125,039	37,865	65,491	(1,226)	102,130

Total operating expenses	707,957	316,616	11,631	1,036,204	482,587	264,293	3,624	750,504

Operating income/(loss)	$13,817	$16,766	$(11,631)	$18,952	$11,003	$10,473	$(3,624)	$17,852

	Change to three months ended April 30, 2010
	from three months ended April 30, 2009
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$228,184	$58,616	$—	$286,800	46%	21%	—%	37%

Purchased transportation costs	202,971	27,588	—	230,559	56	28	—	50
Staff costs	13,485	15,599	2,114	31,198	17	17	60	18
Depreciation	205	1,100	253	1,558	6	18	256	16
Amortization of intangible assets	204	503	—	707	25	28	—	27
Restructuring charges	—	—	(1,231)	(1,231)	—	—	(100)	(100)
Other operating expenses	8,505	7,533	6,871	22,909	22	12	(560)	22

Total operating expenses	225,370	52,323	8,007	285,700	47	20	221	38

Operating income/(loss)	$2,814	$6,293	$(8,007)	$1,100	26%	60%	221%	6%

	Three months ended April 30,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$230,394	$65,194	$295,588	$183,832	$53,556	$237,388
Americas	150,100	173,304	323,404	106,088	151,945	258,033
Asia Pacific	255,062	9,187	264,249	145,515	7,309	152,824
Africa	86,218	85,697	171,915	58,155	61,956	120,111

Total	$721,774	$333,382	$1,055,156	$493,590	$274,766	$768,356

	Three months ended April 30,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$58,813	$39,649	$98,462	$50,786	$36,887	$87,673
Americas	40,772	90,531	131,303	34,065	85,390	119,455
Asia Pacific	38,737	6,620	45,357	33,314	5,172	38,486
Africa	21,117	69,509	90,626	16,061	47,832	63,893

Total	$159,439	$206,309	$365,748	$134,226	$175,281	$309,507

	Three months ended
	April 30,
	2010	2009

Revenues:
Airfreight forwarding	$367,692	$239,288
Ocean freight forwarding	271,832	192,066
Customs brokerage	25,435	19,949
Contract logistics	177,010	142,926
Distribution	117,374	98,500
Other	95,813	75,627

Total	$1,055,156	$768,356

Purchased transportation costs:
Airfreight forwarding	$293,542	$175,356
Ocean freight forwarding	227,186	152,410
Customs brokerage	1,570	1,118
Contract logistics	35,723	23,391
Distribution	79,117	66,499
Other	52,270	40,075

Total	$689,408	$458,849

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended
	April 30,
	2010	2009

Revenues:
Airfreight forwarding	35%	31%
Ocean freight forwarding	26	25
Customs brokerage	2	2
Contract logistics	17	19
Distribution	11	13
Other	9	10

Total revenues	100	100

Purchased transportation costs:
Airfreight forwarding	28%	23%
Ocean freight forwarding	22	20
Customs brokerage	*	*
Contract logistics	3	3
Distribution	7	9
Other	5	5

Total purchased transportation costs	65	60

Staff costs	20	23
Depreciation	1	1
Amortization of intangible assets	*	*
Restructuring charges	*	*
Other operating expenses	12	14

Total operating expenses	98	98

Operating income	2	2
Interest income	*	(1)
Interest expense	(1)	*
Other income	*	*

Pretax income	1	1
Provision for income taxes	*	*

Net income	1	1
Net income attributable to noncontrolling interests	*	*

Net income attributable to UTi Worldwide Inc.	1%	1%

*	Less than one percent.
Three months ended April 30, 2010 compared to three months ended April 30, 2009
Revenues
Total revenues increased $286.8 million, or 37%, to $1,055.2 million for the first quarter of fiscal 2011, compared to total revenues of $768.4 million for the corresponding prior year period. The increase in revenues was primarily the result of increases in freight volume and rates related to air and ocean freight and volume increases across our other service lines when compared to the corresponding prior year period. Foreign currency fluctuations also contributed approximately $77.6 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period, as the U.S. dollar, our reporting currency, was at weaker levels during the current period compared to other major global currencies.

Freight forwarding revenues in total increased $228.2 million, or 46%, to $721.8 million for the first quarter of fiscal 2011, compared to $493.6 million for the corresponding prior year period. The increase was primarily the result of increased airfreight and ocean freight forwarding volume and rates over the corresponding prior year period as well as an increase in fuel surcharges for airfreight when compared to the corresponding prior year period. Both airfreight and ocean freight volume levels during the first quarter of fiscal 2011 were very close to levels seen in the same quarter two years ago, before the market downturn. Foreign currency fluctuations also contributed approximately $51.6 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period.
Airfreight forwarding revenues increased $128.4 million, or 54%, to $367.7 million for the first quarter of fiscal 2011, compared to $239.3 million for the corresponding prior year period. Fuel surcharges increased approximately $17.3 million when compared to the prior year period as a result of an increase in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Airfreight volumes increased 36% for the first quarter of fiscal 2011 when compared to the prior year first quarter. Restocking activities, increased consumer demand, and modal shifts from ocean freight brought on by ongoing capacity and vessel sailing schedule changes, all contributed to the strong airfreight volume growth. Airfreight rates also increased for the first quarter of fiscal 2011 when compared to the prior year first quarter. Foreign currency fluctuations also contributed approximately $19.8 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period.
Ocean freight forwarding revenues increased $79.8 million, or 42%, to $271.8 million for the first quarter of fiscal 2011, compared to $192.1 million for the corresponding prior year period. This increase was primarily due to an approximately 29% increase in ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs) during the first quarter of fiscal 2011, compared to the corresponding prior year period. Foreign currency fluctuations also contributed approximately $22.7 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period.
Customs brokerage revenues increased $5.5 million, or 28%, to $25.4 million for the first quarter of fiscal 2011, compared to $19.9 million for the corresponding prior year period. The increase in customs brokerage revenues was primarily due to an 11% increase in the number of clearances. Foreign currency fluctuations also contributed approximately $2.7 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period.
Other freight forwarding related revenues increased $14.5 million, or 34%, to $56.8 million for the first quarter of fiscal 2011, compared to $42.3 million for the corresponding prior year period, primarily due to increases in road freight and other distribution volumes. Foreign currency fluctuations contributed approximately $6.4 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period.
Contract logistics and distribution revenues in total increased $58.6 million, or 21%, to $333.4 million for the first quarter of fiscal 2011, compared to $274.8 million for the corresponding prior year period. The increase was due to the increase in logistics activity and volumes and associated increases in distribution requirements of our clients primarily as a result of a partial recovery from the weak economic environment particularly in the United States. Foreign currency fluctuations also contributed approximately $26.0 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period.
Contract logistics revenues increased $34.1 million, or 24%, to $177.0 million for the first quarter of fiscal 2011, compared to $142.9 million for the corresponding prior year period. The increase was primarily due to increases in client volumes where we provide services, compared to the same period of last year. Foreign currency fluctuations also contributed approximately $13.6 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period.
Distribution revenues increased $18.9 million, or 19%, to $117.3 million for the first quarter of fiscal 2011, compared to $98.5 million for the corresponding prior year period. Domestic freight volumes in the U.S. have been improving and this has benefited our U.S. distribution businesses. Foreign currency fluctuations also contributed approximately $7.0 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period.

Other contract logistics and distribution related revenues increased $5.7 million, or 17%, to $39.0 million for the first quarter of fiscal 2011, compared to $33.3 million for the corresponding prior year period. Foreign currency fluctuations contributed approximately $5.4 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period.
Net revenues
Total net revenues increased $56.2 million, or 18%, to $365.7 million for the first quarter of fiscal 2011, compared to total net revenues of $309.5 million for the corresponding prior year period. Foreign currency fluctuations contributed approximately $33.2 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period, as the U.S. dollar, our reporting currency, was at weaker levels during the current period compared to other major global currencies. The remaining increase in net revenues was primarily the result of significant increases in freight volume across our service lines when compared to the corresponding prior year period. A decline in our freight forwarding yields, computed as net revenues divided by revenues, for the first quarter when compared to the same period last year adversely impacted the increase in net revenues for the period. While volumes improved during the first quarter of fiscal 2011, carrier capacity remained limited, and transportation rates remained high, which led to continuing pressure on yields, as described below.
Freight forwarding net revenues increased $25.2 million, or 19%, to $159.4 million for the first quarter of fiscal 2011, compared to $134.2 million for the corresponding prior year period. Net revenues are primarily a function of volume movements and the expansion or contraction in yields as described below.
Airfreight forwarding net revenues increased $10.2 million, or 16%, to $74.2 million for the first quarter of fiscal 2011 compared to $63.9 million for the corresponding prior year period. Although airfreight forwarding revenues increased 54% for the first quarter of fiscal 2011, airfreight forwarding yields contracted by approximately 650 basis points on a comparative basis, causing airfreight forwarding net revenues to increase to a much lesser degree compared to the increase in airfreight forwarding revenues. The increase in airfreight forwarding net revenues for the first quarter of fiscal 2011 was primarily due to a 36% increase in airfreight tonnage, which was offset by a 15% decrease in net revenue per kilo as the rates we charged our customers did not increase to the same extent as our purchased transportation costs. Tonnage growth was strong throughout the quarter, but tapered off slightly in the month of April 2010, where we experienced a 33% increase over the same month of the comparable fiscal year. On a sequential basis, net revenue per kilo for the first quarter of fiscal 2011 declined 7% from the fourth quarter of fiscal 2010. However, in the month of April 2010, net revenue per kilo improved, rising 8% from the previous month.
Airfreight yields for the first quarter of fiscal 2011 were 20.2%, a decrease of approximately 650 basis points compared to 26.7% for the corresponding prior year period. However when compared on a sequential basis to the fourth quarter of fiscal 2010, yields decreased approximately 80 basis points, from 21.0%. This yield compression from earlier quarters was primarily caused by less favorable airfreight pricing environments, particularly caused by continued capacity shortages as described above. Foreign currency fluctuations also contributed approximately $4.3 million to the increase in airfreight forwarding net revenues for the first quarter of fiscal 2011, compared to the corresponding prior year period. The Icelandic volcanic eruptions of April 2010 did not have a significant impact on airfreight net revenue for the first quarter of fiscal 2011.
Ocean freight forwarding net revenues increased $5.0 million, or 13%, to $44.6 million for the first quarter of fiscal 2011, compared to $39.7 million for the corresponding prior year period. Foreign currency fluctuations contributed approximately $3.6 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period. The remaining increase in ocean freight forwarding net revenues was primarily due to an approximately 29% increase in TEUs, offset by a 13% decrease in net revenues realized per TEU. Ocean freight TEUs in April 2010 increased 25% from April 2009.

As with airfreight, ocean freight yields contracted during the first quarter of fiscal 2011, compared to the corresponding prior year period, causing ocean freight net revenues to increase to a lesser degree than the increase in revenues. For the first quarter of fiscal 2011, ocean freight yields contracted approximately 420 basis points to 16.4% from 20.6% for the corresponding prior year period. When compared on a sequential basis to the fourth quarter of fiscal 2010, ocean freight yields decreased approximately 120 basis points from 17.6%. This yield compression resulted primarily from constrained capacity, which in turn allowed the shipping lines to increase their pricing during the quarter. Because we did not yet fully pass on these increases to our clients, the increased purchased transportation costs adversely impacted ocean freight net revenues in the period. Net revenue per TEU in the first quarter of fiscal 2011 increased one percent from the fourth quarter of fiscal 2010 and 11% from March 2010 to April 2010.
Customs brokerage net revenues increased $5.0 million, or 27%, to $23.9 million for the first quarter of fiscal 2011, compared to $18.8 million for the corresponding prior year period. Foreign currency fluctuations contributed approximately $2.6 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period. The remaining increase in customs brokerage net revenues was primarily due to an 11% increase in the number of clearances, combined with a 14% increase in net revenues per clearance.
Contract logistics net revenues increased $21.8 million or 18% to $141.3 million for the first quarter of fiscal 2011, compared to $119.5 million for the corresponding prior year period. Foreign currency fluctuations contributed approximately $12.0 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period. The remaining increase was a result of increases in client volumes where we provide services, compared to the corresponding prior year period.
Distribution net revenues increased $6.3 million, or 20%, to $38.3 million for the first quarter of fiscal 2011, compared to $32.0 million for the corresponding prior year period. Foreign currency fluctuations contributed approximately $4.5 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period. The remaining increase in distribution net revenue was primarily the result of increased shipment volume over comparative periods.
Staff costs
Staff costs in our freight forwarding segment increased $13.5 million, or 17%, to $94.4 million for the first quarter of fiscal 2011, compared to $80.9 million for the corresponding prior year period. Roughly half of the increase was caused by foreign currency fluctuations, which contributed approximately $7.3 million to the increase. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 13% and 16% for the first quarters of fiscal 2011 and 2010, respectively. Staff costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms or TEUs. We estimate that shipment counts were approximately 18% higher in airfreight and 21% in ocean freight during the first quarter of fiscal 2011 compared to the corresponding prior year period.
Staff costs in our contract logistics and distribution segment increased $16.0 million, or 17%, to $107.0 million for the first quarter of fiscal 2011, compared to $91.4 million for the corresponding prior year period. The majority of the increase was caused by foreign currency fluctuations, which contributed approximately $8.9 million to the increase. The remaining increase is primarily due to increased service requirements associated with increased volumes.
Depreciation
Total depreciation for all segments, was $11.4 million for the first quarter of fiscal 2011, compared to $9.9 million for the corresponding prior year period. When expressed as a percentage of revenue, depreciation expense remained constant at approximately 1% of revenue for the first quarter of fiscal 2011 compared to the corresponding prior year period. Foreign currency fluctuations contributed approximately $1.1 million to the increase for the first quarter of fiscal 2011, compared to the corresponding prior year period.
Amortization of intangible assets
Amortization of intangible assets was $3.3 million for the first quarter of fiscal 2011, compared to $2.6 million for the corresponding prior year period. Acquisitions completed since the first quarter of the preceding year did not have a material impact on amortization of intangible assets for the first quarter of fiscal 2011, compared to the corresponding prior year period.

Other operating expenses
Other operating costs in the freight forwarding segment increased $8.5 million, or 22%, to $46.4 million in the first quarter of fiscal 2011, compared to $37.9 million for the corresponding prior year period. Foreign currency fluctuations also contributed approximately $4.7 million to the increase. The remaining increase in other operating costs in our freight forwarding segment was primarily due to higher shipment volumes.
Other operating costs in the contract logistics and distribution segment increased by $7.5 million, or 12%, to $73.0 million for the first quarter of fiscal 2011, compared to $65.5 million for the corresponding prior year period. The increase was caused solely by foreign currency fluctuations, which accounted for approximately $8.7 million in increased reported operating expense. Excluding operating cost increases due solely to currency fluctuations, operating costs in our contract logistics and distribution segment decreased $1.2 million, which reflects the continued focus on managing our operating costs.
Other operating expenses at corporate were $5.6 million for the first quarter of fiscal 2011, compared to other operating income of $1.2 million during the corresponding prior year period. During the first quarter of fiscal 2010 the company recognized a gain on the sale of property in South Africa of $6.3 million.  This gain is included as a reduction of other operating expenses in corporate.  Excluding this gain, other operating expenses in corporate for the corresponding prior year period, were $5.1 million.
Interest expense, net
Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $155.0 million of principle was outstanding as of April 30, 2010, and capital lease obligations. Interest income decreased $0.2 million, or 6%, and interest expense increased $0.5 million, or 8%, for the first quarter of fiscal 2011, compared to the corresponding prior year period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.
Other income and expenses, net
Other income and expenses primarily relates to foreign currency gains and losses on certain of our intercompany loans, offset by withholding taxes and various other taxes not related to income taxes. Other income, net of expenses, was $0.8 million in the first quarter of fiscal 2011, compared to other expense, net of income, of $0.2 million for the corresponding prior year period.
Provision for income taxes
Our effective income tax rate for the first quarter of fiscal 2011 was 31%, resulting in a provision for income taxes of $4.9 million compared to pretax income of $15.7 million. Our effective income tax rate for the first quarter of fiscal 2010 was 30%. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions. The effective income tax rate applied to quarterly pretax income for interim quarters is based on estimated effective tax rates to be applied to our operations for the entire fiscal year. The company expects our effective tax rate for fiscal 2011 to be approximately 32%, however, the actual effective tax rate will depend on a variety of factors, including the geographic mix of our business during the remaining interim periods of fiscal 2011.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $0.7 million for first quarter of fiscal 2011, compared to $0.1 million for the corresponding prior year period. This increase was the result of increased net income from operations with noncontrolling interests.
Liquidity and Capital Resources
As of April 30, 2010, our cash and cash equivalents totaled $340.7 million, representing a decrease of $10.1 million from January 31, 2010, resulting from a decrease of $14.2 million of net cash used by our operating, investing and financing activities and an increase of $4.2 million related to the effect of foreign exchange rate changes on our cash balances.
During the first quarter of fiscal 2011, we used approximately $28.5 million in net cash from operating activities. This resulted from net income of $10.7 million plus depreciation and amortization of intangible assets totaling $14.8 million, provision for doubtful accounts of $0.7 million, an increase in trade payables and other current liabilities of $22.3 million, and an increase in other items totaling $3.9 million, offset by an increase in trade receivables and other current assets of $80.0 million and deferred income taxes of $0.9 million.
The company’s primary source of liquidity is the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment. The company experiences increased activity associated with its peak season, generally during the second and third fiscal quarters, requiring significant customer disbursements. During the second quarter and the first half of the third quarter, this seasonal growth in customer receivables tends to consume available cash. Historically the second half of the third quarter and the fourth quarter tend to generate significant cash as cash collections usually exceed customer cash disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash.
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
During the first quarter of fiscal 2011, advances for customs duties and taxes were approximately $1,048.0 million, an increase of $309.3 million when compared to approximately $738.7 million for the corresponding prior year period. This increase of customs duties and taxes was primarily attributable to an increase in the number and value of clearances over the comparable periods. The increase in these advances and subsequent collection activity related to customs duties and taxes had an unfavorable impact on our net cash generated from operating activities in the first quarter of fiscal 2011.
On a comparative basis, during the first quarter of fiscal 2011, net cash used by operating activities was $28.5 million, compared to net income of $10.7 million for the same period in fiscal 2011. During the first quarter of fiscal 2010, net cash provided by operating activities was $14.8 million. Stronger economic conditions prevailed in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Increased volumes and rate activities resulted in a consumption of cash in the first quarter of fiscal 2011, as was consistent with our seasonal norms prior to the recent economic downturn.
Cash used for investing activities for the three months ending April 30, 2010 and 2009 was $6.0 million and $0.3 million, respectively. During the first quarter of fiscal 2011, cash used for capital expenditures was approximately $5.7 million, consisting primarily of computer hardware and software and furniture, fixtures and equipment. During the normal course of operations, the company has a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. The company currently expects to spend approximately $40.0 million for normal or routine capital expenditures for fiscal 2011. Included in cash used in investing activities were proceeds of $0.5 million for the disposal of property, plant and equipment.

The following outlines certain recent earn-out payments associated with prior acquisitions, as well as the estimated future contingent earn-out payments associated with such prior acquisitions:
• We paid the final contingent earn-out payment of $4.2 million in May 2010 related to our acquisition of Concentrek, which was calculated based on a multiple of Concentrek’s earnings for the twelve-month period ended January 31, 2010. There will be no additional earn-out payments associated with the Concentrek acquisition.
• We currently do not expect to make a contingent earn-out payment in regard to our acquisition of Cargoforte based upon the entity’s financial performance during fiscal 2010. One potential contingent earn-out payment remains, subject to a maximum of $19.6 million in the aggregate, which payment will be offset against the initial purchase price of $1.0 million and will be calculated based on a multiple of the acquired operation’s future earnings for the twelve month period ending January 31, 2011.
• We have one potential contingent earn-out payment remaining related to our acquisition of UTi Pharma Slovakia, s.r.o. which is subject to a maximum of $3.0 million in the aggregate and is to be calculated based on a multiple of the acquired operation’s earnings for the fiscal year ending January 31, 2012.
• In connection with our acquisition of the remaining ownership interest in EMA Israel, based on net revenue earned from a single customer for each of the next four fiscal years ending January 31, 2011, 2012, 2013 and 2014, we currently anticipate making contingent earn-out payments in the quarter following each of the twelve month periods above. The company’s aggregate obligation with respect to these contingent earn-out payments has been estimated to be $0.3 million.
• We anticipate making one contingent earn-out payment of $4.7 million related to our acquisition of Tacisa by the end of the second quarter of fiscal 2011. The payment was calculated based on a multiple of the acquired operation’s earnings for the twelve months ended January 31, 2010.
In connection with the formation of the Sisonke Partnership, the partnership in South Africa that holds the shares of International Healthcare Distributors (Pty), Ltd., the company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the company. The put option becomes exercisable upon the later of several events which are not time-definite, however the company believes the put option will become exercisable during the first half of fiscal 2011.  The liability at April 30, 2010 was determined to be zero, as measured at fair value.  The company estimates the redemption value of the put option to be approximately $9.3 million, which the company believes to be substantially less than the fair value of the minority partner’s interest in the partnership.
Our financing activities during the first quarter of fiscal 2011 provided $20.3 million of cash, primarily due to an increase in short-term credit facilities of $25.6 million, proceeds from bank lines of credit of $1.4 million, net borrowings of $1.0 million from short term borrowings and net proceeds from the issuance of ordinary shares of $3.2 million, offset by repayments of bank lines of credit and long term bank borrowings, totaling $4.1 million and the repayments of capital lease obligations totaling $7.1 million.
Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive income as a result of foreign currency translation adjustments, net of tax, was $6.6 million was and $24.5 million, for the three months ended April 30, 2010 and 2009, respectively. Currency movements during the first quarter of fiscal 2011 were more stable than in prior quarters. By comparison, the prior year quarter comparative figure was largely caused by depreciation of the U.S. dollar against the Euro and South African rand.

Credit Facilities and Senior Notes
At April 30, 2010, the aggregate amount available for borrowing under all borrowing facilities totaled approximately $305.0 million. As of April 30, 2010, loans outstanding under these facilities totaled approximately $56.0 million and letters of credit and guarantees outstanding under these facilities totaled approximately $159.4 million, excluding letters of credit (or the portion thereof) used to support loans outstanding. At April 30, 2010, the company had approximately $89.6 million of available, unused capacity under these facilities, approximately $75.6 million of which was available for cash draw.
Bank Lines of Credit
A significant number of our subsidiaries participate in a cash pooling arrangement which is used to fund short-term liquidity needs.  The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates. The facility does not permit cash withdrawals in excess of cash deposits on a global basis.   At April 30, 2010, cash deposits were equivalent to cash withdrawals.  Cash withdrawals of $81.3 million are included in bank lines of credit at April 30, 2010.
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
ABN/RBS Letter of Credit Agreement
On July 9, 2009, the company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the “ABN/RBS Letter of Credit Agreement”). The ABN/RBS Letter of Credit Agreement provided for an aggregate availability of up to $50.0 million in letters of credit as of April 30, 2010. The ABN/RBS Letter of Credit Agreement originally provided for two separate letter of credit facilities, which we refer to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. As of April 30, 2010, the letters of credit outstanding under the ABN Letter of Credit Facility totaled approximately $36.4 million and the amount of available, unused capacity was $13.6 million. The ABN Letter of Credit Facility matures on July 9, 2011. The RBS Letter of Credit Facility matured on December 31, 2009 and prior to maturity the company either obtained the release of the remaining letters of credit issued pursuant to this facility or provided for alternative arrangements for the underlying obligations. The company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.
Nedbank Letter of Credit Agreement
On July 9, 2009, the company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement (the “Nedbank Letter of Credit Agreement”) with Nedbank Limited, acting through its London Branch. The Nedbank Letter of Credit Agreement provided for an aggregate initial availability of up to $36.0 million in letters of credit. On January 8, 2010, the company and certain of its subsidiaries entered into an amendment to this agreement (the “Nedbank Amendment”) which temporarily increased the aggregate availability under the facility to $46.0 million in letters of credit. The Nedbank Amendment expired on March 1, 2010, after which the aggregate availability under the Nedbank Letter or Credit Agreement reverted to the original availability of $36.0 million in letters of credit. As of April 30, 2010, the letters of credit outstanding under the Nedbank Letter of Credit Agreement totaled approximately $6.9 million and letters of credit issued to support cash borrowings totaled $18.0 million, which is included in bank lines of credit in the consolidated balance sheet. As of April 30, 2010, the amount of available, unused capacity was $11.1 million under this facility. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.

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
South African Facilities Agreement
On July 9, 2009, certain of the company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650.0 million South African rand revolving credit facility, which is comprised of a 400.0 million South African rand working capital facility and a 250.0 million South African rand letter of credit, guarantee and forward exchange contract facility. At April 30, 2010, based on current exchange rates, the revolving credit facility provided for an aggregate availability of $87.9 million.  As of April 30, 2010, the borrowings, letters of credit, and guarantees under the South African Facilities Agreement totaled approximately $32.1 million, represented by outstanding letters of credit and guarantees of $32.0 million and borrowings of $0.1 million, which is included in the bank lines of credit in the consolidated balance sheet. As of April 30, 2010, the amount of available, unused capacity was $55.8 million under this facility. The South African Facilities Agreement also provides the company’s South African operations with a 150.0 million South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.
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
Bank Borrowings
2009 Note Purchase Agreement
On July 9, 2009, the company issued $55.0 million of senior unsecured guaranteed notes (the “2009 Senior Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes mature on August 9, 2014. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The company is required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of April 30, 2010, the principal amount outstanding under the 2009 Senior Notes was $55.0 million, and is included in long-term bank borrowings in the consolidated balance sheet.

2006 Note Purchase Agreement
On July 13, 2006, the company issued $200.0 million of senior unsecured guaranteed notes (the “2006 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) under a note purchase agreement (the “2006 Note Purchase Agreement”, and together with the 2009 Note Purchase Agreement, the “Note Purchase Agreements”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes mature on July 13, 2011. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The company is required to repay approximately $33.3 million, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of April 30, 2010 and 2009, the principal amount outstanding under the 2006 Senior Notes was approximately $100.0 million and $166.7 million, respectively, and is included in long-term bank borrowings in the consolidated balance sheets.
The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the company to comply with financial and other covenants and certain change of control provisions. In March 2010, we amended the financial covenants in the Letter of Credit Agreements and in the 2009 Note Purchase Agreement. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of April 30, 2010.
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
Pursuant to the terms of the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements, the company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, those relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements.  The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement.  The company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements.  Liabilities for these indemnification obligations were not material to the company as a whole as of the dates that each of the respective agreements was entered into. The company has not recorded any liabilities related to the indemnification obligations as of April 30, 2010.
In addition to the credit, letter of credit, and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the Company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In many cases, the use of these particular letter of credit, guarantee, and working capital facilities is restricted to the country in which they originated although this is not always the case. These particular borrowing, letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in the country. At April 30, 2010, the aggregate amount available for borrowing under these other facilities totaled approximately $141.7 million. Of this, the amount utilized for customs bonds and other guarantees was approximately $84.1 million and the amount utilized for borrowings was approximately $48.7 million. At April 30, 2010, the total available, unused borrowing capacity under these other facilities was approximately $9.0 million.

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
There have been no significant changes in the company’s critical accounting policies during the first quarter of fiscal 2011.
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
As of April 30, 2010, there had been no material changes to our exposure to market risks since January 31, 2010, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
Item 4. Controls and Procedures
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
Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of April 30, 2010. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 30, 2010.
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

The company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded there were no changes to our internal controls over financial reporting during the fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The company and one of its subsidiaries (along with sixteen other global corporations) were named as defendants by a patent holding company, in a patent infringement lawsuit filed on May 7, 2009, in the United States District Court for the Central District of California (Big Baboon, Inc. v. Dell Inc., et. al.). The lawsuit alleged that the company’s eMpower software tools were infringing U.S. Patent Nos. 6,115,690 (the “690 patent”) and 6,343,275 (the “275 patent”). The claims asserted are not believed to be material to the company as a whole. On May 12, 2010, after discovery regarding the eMpower software tools, the plaintiff dismissed its lawsuit against the company and subsidiary without prejudice.
In June 2007, we responded to a grand jury subpoena requesting documents in connection with the United States Department of Justice (U.S. DOJ)’s investigation into the pricing practices in the international freight forwarding and cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials in connection with its investigation of the international freight forwarding and cargo transportation industry. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that we produce various documents regarding ocean freight forwarding. We believe we are a subject of the U.S. DOJ investigation.
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

In February 2010, in connection with the EC’s investigation discussed above, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010 and expect to attend a hearing in July 2010 to discuss our position with the EC officials.
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
The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has strongly objected to this and together with its expert legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $9.7 million based on exchange rates as of April 30, 2010. There were no material developments concerning this matter during the first quarter of fiscal 2011.
The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12.6 million, based on exchange rates as of April 30, 2010. In connection with the Italian litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company.  The company has agreed to indemnify these individuals in connection with these proceedings. There were no material developments concerning this matter during the first quarter of fiscal 2011.

The company was previously engaged through various indirect subsidiaries in the business of transportation and storage of fine works of art. The company sold this business and the related indirect subsidiaries during fiscal 2009. A client of one of these subsidiaries has alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The company has received communication from the client that several works of art may have been affected by the humidity; however it is not known whether the works have suffered any depreciation beyond normal restoration costs. Although the company has sold this business, the company has retained any liabilities associated with this matter. The company believes that any ultimate liability it may have as a result of a claim may be mitigated based on a number of factors, including insurance policies in place; limitations of liability imposed by the company’s standard trading conditions; as well as limitations of liability afforded by the subsidiary relationship. If a claim does arise and the company is found liable and is otherwise unable to successfully mitigate its liability, the claim and its related impact could be material to the company’s consolidated financial statements.
Item 1A. Risk Factors
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, There have been no material changes to the risk factors as disclosed in Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. The disclosures in our Annual Report on Form 10-K and in our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

Item 6. Exhibits

Exhibit		Description

3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed July 31, 2007)

10.1	+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.7 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.2	+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.8 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.3	+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.4	+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.5	+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.6	+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.7		Second Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.45 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.8		First Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and ABN AMRO Bank N.V., as Performance-Based LC Issuing Bank and The Royal Bank of Scotland plc, in its capacity as Financial LC Issuing Bank (incorporated by reference to Exhibit 10.46 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.9		First Amendment Agreement to Note Purchase Agreement dated as of July 9, 2009, dated March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: June 4, 2010	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: June 4, 2010	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit		Description

3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)

3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed July 31, 2007)

10.1	+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.7 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.2	+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.8 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.3	+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.4	+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.5	+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.6	+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.7		Second Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.45 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.8		First Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and ABN AMRO Bank N.V., as Performance-Based LC Issuing Bank and The Royal Bank of Scotland plc, in its capacity as Financial LC Issuing Bank (incorporated by reference to Exhibit 10.46 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.9		First Amendment Agreement to Note Purchase Agreement dated as of July 9, 2009, dated March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement.