Form 10-Q
period 2010-07-31
UTi WORLDWIDE INC
filed 2010-09-03
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2010
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
Yes ☐      No ☑
At September 2, 2010, the number of shares outstanding of the issuer’s ordinary shares was 101,789,486.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended July 31, 2010

PART I. Financial Information	2

Item 1. Financial Statements (unaudited)	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	53

Item 4. Controls and Procedures	53

PART II. Other Information	54

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	56

Item 6. Exhibits	57

Signatures	58

Exhibit Index	59

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

- i -

Part I. Financial Information

Item 1.	Financial Statements
Consolidated Statements of Income
For the three and six months ended July 31, 2010 and 2009
(in thousands, except share and per share amounts)

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
	(Unaudited)

Revenues	$1,151,090	$840,502	$2,206,246	$1,608,858

Purchased transportation costs	772,020	501,136	1,461,428	959,985
Staff costs	204,519	186,663	411,520	362,466
Depreciation	11,263	10,491	22,675	20,345
Amortization of intangible assets	3,163	2,812	6,507	5,449
Restructuring charges	—	—	—	1,231
Other operating expenses	126,224	116,992	251,263	219,122

Operating income	33,901	22,408	52,853	40,260
Interest income	3,344	2,233	5,903	4,956
Interest expense	(7,270)	(4,531)	(13,948)	(10,707)
Other income/(expense), net	171	(796)	1,015	(998)

Pretax income	30,146	19,314	45,823	33,511
Provision for income taxes	9,319	5,907	14,255	10,224

Net income	20,827	13,407	31,568	23,287

Net income attributable to noncontrolling interests	1,958	1,652	2,625	1,687

Net income attributable to UTi Worldwide Inc.	$18,869	$11,755	$28,943	$21,600

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.19	$0.12	$0.29	$0.22

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.19	$0.12	$0.28	$0.21

Number of weighted average common shares outstanding used for per share calculations
Basic shares	100,631,550	99,930,796	100,360,009	99,796,544
Diluted shares	101,707,067	100,956,130	101,702,457	100,963,105
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets
As of July 31, 2010 and January 31, 2010
(in thousands, except share amounts)

	July 31,	January 31,
	2010	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$392,025	$350,784
Trade receivables (net of allowance for doubtful accounts of $13,570 and $13,686 as of July 31, 2010 and January 31, 2010, respectively)	889,904	727,413
Deferred income taxes	17,187	16,917
Other current assets	125,407	111,575

Total current assets	1,424,523	1,206,689
Property, plant and equipment (net of accumulated depreciation of $189,519 and $171,972 as of July 31, 2010 and January 31, 2010, respectively)	187,086	180,422
Goodwill	416,523	414,791
Other intangible assets, net	65,921	72,182
Investments	853	1,717
Deferred income taxes	30,648	31,815
Other non-current assets	33,446	29,430

Total assets	$2,159,000	$1,937,046

LIABILITIES & EQUITY
Bank lines of credit	$264,018	$100,653
Short-term borrowings	10,195	8,032
Current portion of long-term borrowings	70,578	69,934
Current portion of capital lease obligations	17,125	16,832
Trade payables and other accrued liabilities	790,490	731,518
Income taxes payable	4,995	1,929
Deferred income taxes	3,372	3,503

Total current liabilities	1,160,773	932,401

Long-term borrowings, excluding current portion	62,173	99,097
Capital lease obligations, excluding current portion	23,441	23,892
Deferred income taxes	30,865	32,874
Retirement fund obligations	6,498	8,123
Other non-current liabilities	27,600	26,377

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock — ordinary shares of no par value: 101,751,428 and 100,900,556 shares issued and outstanding as of July 31, 2010 and January 31, 2010, respectively	472,241	464,731
Retained earnings	396,385	373,548
Accumulated other comprehensive loss	(45,782)	(46,904)

Total UTi Worldwide Inc. shareholders’ equity	822,844	791,375
Noncontrolling interests	24,806	22,907

Total equity	847,650	814,282

Total liabilities and equity	$2,159,000	$1,937,046

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the six months ended July 31, 2010 and 2009
(in thousands)

	Six months ended
	July 31,
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$31,568	$23,287
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Share-based compensation costs, net	4,062	4,375
Depreciation	22,675	20,345
Amortization of intangible assets	6,507	5,449
Amortization of debt issuance costs	1,448	86
Deferred income taxes	(1,464)	320
Uncertain tax positions	135	—
Tax benefit relating to share-based compensation	1,880	789
Excess tax benefit from share-based compensation	(61)	—
Gain on disposal of property, plant and equipment	(123)	(6,428)
Provision for doubtful accounts	2,451	867
Other	290	(1,668)
Changes in operating assets and liabilities:
(Increase)/decrease in trade receivables	(164,928)	92,168
Increase in other assets	(2,168)	(5,616)
Increase/(decrease) in trade payables	42,458	(59,761)
Increase/(decrease) in accrued liabilities and other liabilities	6,741	(7,911)

Net cash (used in)/provided by operating activities	(48,529)	66,302

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,718)	(16,752)
Proceeds from disposal of property, plant and equipment	797	10,949
Net (increase)/decrease in other non-current assets	(2,435)	504
Acquisitions and contingent earn-out payments	(3,449)	(2,043)
Other	(160)	352

Net cash used in investing activities	(24,965)	(6,990)

FINANCING ACTIVITIES:
Borrowings from bank lines of credit	111,788	12,334
Repayments of bank lines of credit	(5,102)	(23,863)
Net borrowings/(repayments) under revolving bank lines of credit	56,562	(23,130)
Net increase/(decrease) in short-term borrowings	548	(2,124)
Proceeds from issuance of long-term borrowings	79	56,498
Repayment of long-term borrowings	(37,891)	(36,956)
Debt issuance costs	—	(4,206)
Repayment of capital lease obligations	(10,389)	(10,737)
Dividends paid to noncontrolling interests	(1,719)	(998)
Net proceeds from issuance of ordinary shares	3,388	489
Excess tax benefit from share-based compensation	61	—
Dividends paid	(6,106)	—

Net cash provided by/(used in) financing activities	111,219	(32,693)

Effect of foreign exchange rate changes on cash and cash equivalents	3,516	34,040

Net increase in cash and cash equivalents	41,241	60,659
Cash and cash equivalents at beginning of period	350,784	256,869

Cash and cash equivalents at end of period	$392,025	$317,528

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and six months ended July 31, 2010 and 2009 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of July 31, 2010 and January 31, 2010, the consolidated statements of income for the three and six months ended July 31, 2010 and 2009 and the consolidated statements of cash flows for the six months ended July 31, 2010 and 2009. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended July 31, 2010 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2011 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.
All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.
Income Taxes
Under ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required to adjust its effective tax rate for each quarter to be consistent with its estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.
The Company records a provision for estimated additional tax and interest and penalties that may result from tax authorities disputing uncertain tax positions taken at the largest amount that is greater than 50% likely of being realized. The Company recognizes accrued interest and penalties related to uncertain tax positions in interest and other expense, respectively. For further information, see Note 12, “Uncertain Tax Positions.”
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
Foreign Currency Translation
Included in other income, net, are net gains on foreign exchange of $359 and $1,392, for the three and six months ended July 31, 2010, respectively. Included in other income, net, are net gains on foreign exchange of $46 and net losses of $144, for the three and six months ended July 31, 2009, respectively.

Concentration of Credit Risks and Other
The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $360,159 of these deposits was not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States (U.S.) as of July 31, 2010.
Call and Put Options
In connection with the Company’s merger of one of its subsidiaries with Newlog, Ltd. during fiscal 2008, the Company obtained an option providing it with the right to call the minority partner’s shares of the subsidiary under certain circumstances, including a change in control of the minority partner. The Company recorded an asset related to this call option in other non-current assets. The amount recorded represents the difference between the estimated strike price and the estimated fair value of the subsidiary equity held by the minority partner, if the call option becomes exercisable. The amounts included in other non-current assets were $501 and $476 at July 31, 2010 and January 31, 2010, respectively.
Additionally, the Company granted an option providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under specific circumstances, to call the minority partner’s shares. The Company recorded a liability related to this option in other non-current liabilities. The amounts included in other non-current liabilities were $862 and $811 at July 31, 2010 and January 31, 2010, respectively.
In connection with the formation of a partnership in South Africa that holds the shares of a subsidiary that distributes pharmaceutical supplies and equipment, the Company granted a put option to the minority partner (South Africa Minority Put) providing the partner with a right to put their 25.1% share of the partnership to the Company in fiscal 2011. The liability associated with this put option at July 31, 2010 and January 31, 2010 was determined to be zero. The Company estimates that the purchase price to be paid in connection with the exercise of the put option to be approximately $8,535, although the price remains subject to finalization. The Company believes that the expected purchase price is substantially less than the fair value of the minority partner’s interest in the partnership. See Note 15, “Subsequent Event.”
Fair Values of Financial Instruments
The estimated fair value of financial instruments has been determined using available market information and other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and estimation methodologies may be material to the estimated fair value amounts.
The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, call and put options, and forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and the call and put options, the carrying value of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As of July 31, 2010 and January 31, 2010, the fair value of the Company’s 6.31% senior unsecured guaranteed notes was $66,852 and $99,569, respectively, compared to a book value of $66,667 and $100,000, respectively, for each of these periods. As discussed further in Note 11, “Borrowings” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of July 31, 2010 and January 31, 2010, the fair value of these notes was $56,083 and $55,053, respectively, compared to a book value of $55,000 for each of these periods. The call and put options are recorded at their estimated fair value. For further information, see Note 1, “Call and Put Options.”

Sale of Property
Effective April 1, 2009, the Company disposed of property located in South Africa for a sale price of $8,130. The property was comprised of land and buildings with carrying values of $572 and $967, respectively, all of which was included within corporate in the segment disclosure in Note 5, “Segment Reporting”. After adjusting for the net costs of the assets sold and for expenses associated with the sale, the Company realized a pre-tax gain of $6,271, which was recorded in other operating expenses in the consolidated statements of income for the six months ended July 31, 2009.
Change in Cash Flow Presentation
In the consolidated statements of cash flows, the Company has presented gross borrowings on certain lines of credit with original repayment terms of greater than three months, separate from the repayments on those lines of credit for the six months ended July 31, 2010. The presentation of these lines of credit was previously reflected on a net basis for the six months ended July 31, 2009. The change has no impact on cash flows from financing activities or any other financial statement information.
Recent Accounting Pronouncements
Adoption of New Accounting Standards
There were no accounting standards adopted during the three months ended July 31, 2010 that had a material impact on our consolidated financial statements.
Standards Issued But Not Yet Effective
Other new pronouncements issued but not effective until after July 31, 2010 are not expected to have a significant effect on our consolidated financial position or results of operations.
NOTE 2. Acquisitions
All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.
Effective May 25, 2010, the Company acquired the remaining outstanding shares of EMAsu2, Ltd. (EMA Ireland), of which the Company already held a non-controlling financial interest that was acquired through the Company’s acquisition of EMA Ireland’s parent company near the end of fiscal 2010. The total consideration for the previously unheld shares of EMA Ireland totaled $648. The purchase price includes contingent consideration estimated to be $300 which is based on projected net revenues from a specific client for the four years ending January 31, 2014. The purchase price exceeded the estimated fair value of the net assets acquired and non-controlling interest adjusted, and accordingly, $1,282 was allocated to goodwill, all of which is included in the Company’s Contract Logistics and Distribution segment. The estimated fair value of the net assets acquired and non-controlling interests adjusted is preliminary. A valuation of the net assets acquired is being conducted and final allocations will be made when completed.
Effective December 21, 2009, the Company acquired the remaining outstanding shares of Exel MPL-A.V.B.A., LP (EMA Israel), of which the Company already held a controlling financial interest that was acquired through the Company’s acquisition of EMA Israel’s parent company in early fiscal 2010. The Company has been consolidating the financial results of EMA Israel from the time the controlling financial interest was obtained in the prior year. In connection with this acquisition, the Company obtained the remaining non-controlling financial interest in EMA Ireland. The purchase price of the previously unheld shares of EMA Israel totaled $6,500. The purchase price includes contingent consideration estimated to be $300, which is based on projected net revenues from a specific client for the four years ending January 31, 2014. The estimated difference between the fair values of the consideration paid and the non-controlling interest adjusted has been recognized in equity attributable to the Company as the change in ownership interest did not affect the Company’s controlling financial interest in EMA Israel. A valuation of the net assets acquired is being conducted and final allocations will be made when completed.

Effective October 16, 2009, the Company acquired the issued and outstanding shares of Tacisa Transitaria, S.L. (Tacisa), a Spanish freight forwarder. An employee of one of the Company’s Spanish subsidiaries held a majority ownership interest in Tacisa prior to the Company’s acquisition. The purchase price totaled $5,463, net of cash acquired of $750, and included contingent consideration of $4,734, which was paid in August 2010 based on the fiscal 2010 operating results of Tacisa. The acquisition expanded the Company’s freight forwarding coverage in Spain. The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The preliminary allocation resulted in an excess of the purchase price over the fair value of the acquired net assets, and accordingly, $3,151 was allocated to goodwill, all of which is included in the Company’s Freight Forwarding segment. The Company is currently determining whether the goodwill is deductible for tax purposes.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition that was recorded for Tacisa, which was subsequently revised upon the finalization and payment of the contingent consideration as indicated in the paragraph above. A valuation of the assets acquired and liabilities assumed is being conducted and the final allocation will be made when completed.

Current assets	$3,237
Goodwill	3,151
Acquired intangible assets	3,476
Other non-current assets	55

Total assets acquired	9,919
Liabilities assumed	(2,515)
Deferred income taxes	(1,043)

Net assets acquired	$6,361

Combined revenues attributable to EMA Ireland, EMA Israel and Tacisa were $14,464 and $26,742, for the three and six months ended July 31, 2010, respectively. Net income attributable to UTi Worldwide, Inc. as a result of these acquisitions totaled $244 and $498, for the three and six months ended July 31, 2010, respectively. The following supplemental pro forma information summarizes the results of operations of EMA Ireland, EMA Israel and Tacisa for the three and six months ended July 31, 2009, as if the acquisitions had occurred at the beginning of the period presented. The pro forma information is not necessarily indicative of the actual operating results that would have been obtained if the acquisitions had occurred at the beginning of the period presented or may be obtained in the future.

		Net income
		attributable to	Diluted
		UTi Worldwide	earnings
	Revenue	Inc.	per share*
Three months ended July 31, 2009:

As reported	$840,502	$11,755	$0.12
Acquisitions	5,230	140	—

Total	$845,732	$11,895	$0.12

		Net income
		attributable to	Diluted
		UTi Worldwide	earnings
	Revenue	Inc.	per share*
Six months ended July 31, 2009:

As reported	$1,608,858	$21,600	$0.21
Acquisitions	10,578	132	0.01

Total	$1,619,436	$21,732	$0.22

*	Diluted pro forma earnings per share were calculated using 100,956,130 and 100,963,105 diluted ordinary shares for the three and six months ended July 31, 2009, respectively.

NOTE 3. Earnings per Share
Earnings per share are calculated as follows:

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net income	$18,869	$11,755	$28,943	$21,600

Weighted average number of ordinary shares	100,631,550	99,930,796	100,360,009	99,796,544

Incremental shares required for diluted earnings per share related to stock options/restricted share units	1,075,517	1,025,334	1,342,448	1,166,561

Diluted weighted average number of ordinary shares	101,707,067	100,956,130	101,702,457	100,963,105

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.19	$0.12	$0.29	$0.22

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.19	$0.12	$0.28	$0.21

Cash dividends declared per common share	$0.06	$—	$0.06	$—

Weighted-average diluted shares outstanding exclude 3,097,130 and 3,082,758 shares for the three and six months ended July 31, 2010, respectively, and exclude 3,794,394 and 3,804,613 shares for the three and six months ended July 31, 2009, respectively, because such shares represent stock options that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period, and were therefore anti-dilutive.

NOTE 4. Shareholders’ Equity
Certain information regarding changes in shareholders’ equity and noncontrolling interests are as follows:
UTi Worldwide Inc. Shareholders’ Equity

			Accumulated
			other
	Common	Retained	comprehensive	Noncontrolling
	stock	earnings	loss	interests	Total

Balance at February 1, 2010	$464,731	$373,548	$(46,904)	$22,907	$814,282
Employee share-based compensation plans	7,510	—	—	—	7,510
Net income	—	28,943	—	2,625	31,568
Foreign currency translation adjustment and other	—	—	1,122	993	2,115
Dividends	—	(6,106)	—	—	(6,106)
Distributions to noncontrolling interests	—	—	—	(1,719)	(1,719)

Balance at July 31, 2010	$472,241	$396,385	$(45,782)	$24,806	$847,650

Balance at February 1, 2009	$450,553	$338,461	$(112,268)	$16,224	$692,970
Employee share-based compensation plans	4,862	—	—	—	4,862
Net income	—	21,600	—	1,687	23,287
Foreign currency translation adjustment and other	—	—	59,837	3,732	63,569
Distributions to noncontrolling interests	—	—	—	(197)	(197)

Balance at July 31, 2009	$455,415	$360,061	$(52,431)	$21,446	$784,491

Other comprehensive income is comprised of the following:

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009

Net income	$20,827	$13,407	$31,568	$23,287
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other	(5,354)	36,209	2,115	63,569

Comprehensive income	15,473	49,616	33,683	86,856
Comprehensive income attributable to noncontrolling interests	2,094	2,518	3,618	5,419

Comprehensive income attributable to UTi Worldwide Inc.	$13,379	$47,098	$30,065	$81,437

NOTE 5. Segment Reporting
Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended July 31, 2010
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$808,990	$342,100	$—	$1,151,090

Purchased transportation costs	635,147	136,873	—	772,020
Staff costs	94,363	104,664	5,492	204,519
Depreciation	3,965	7,277	21	11,263
Amortization of intangible assets	1,000	2,163	—	3,163
Other operating expenses	46,513	74,047	5,664	126,224

Total operating expenses	780,988	325,024	11,177	1,117,189

Operating income/(loss)	$28,002	$17,076	$(11,177)	33,901

Interest income				3,344
Interest expense				(7,270)
Other income, net				171

Pretax income				30,146
Provision for income taxes				9,319

Net income				20,827
Net income attributable to noncontrolling interests				1,958

Net income attributable to UTi Worldwide Inc.				$18,869

Capital expenditures	$5,687	$5,338	$7,396	$18,421

Segment assets	$1,286,621	$748,540	$123,839	$2,159,000

	Three months ended July 31, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$539,364	$301,138	$—	$840,502

Purchased transportation costs	390,259	110,877	—	501,136
Staff costs	85,397	97,637	3,629	186,663
Depreciation	3,722	6,664	105	10,491
Amortization of intangible assets	987	1,825	—	2,812
Other operating expenses	38,313	71,403	7,276	116,992

Total operating expenses	518,678	288,406	11,010	818,094

Operating income/(loss)	$20,686	$12,732	$(11,010)	22,408

Interest income				2,233
Interest expense				(4,531)
Other expense, net				(796)

Pretax income				19,314
Provision for income taxes				5,907

Net income				13,407
Net income attributable to noncontrolling interests				1,652

Net income attributable to UTi Worldwide Inc.				$11,755

Capital expenditures	$5,903	$6,025	$2,414	$14,342

Segment assets	$982,584	$692,902	$110,702	$1,786,188

	Six months ended July 31, 2010
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$1,530,764	$675,482	$—	$2,206,246

Purchased transportation costs	1,197,482	263,946	—	1,461,428
Staff costs	188,753	211,641	11,126	411,520
Depreciation	7,797	14,505	373	22,675
Amortization of intangible assets	2,030	4,477	—	6,507
Other operating expenses	92,883	147,071	11,309	251,263

Total operating expenses	1,488,945	641,640	22,808	2,153,393

Operating income/(loss)	$41,819	$33,842	$(22,808)	52,853

Interest income				5,903
Interest expense				(13,948)
Other income, net				1,015

Pretax income				45,823
Provision for income taxes				14,255

Net income				31,568
Net income attributable to noncontrolling interests				2,625

Net income attributable to UTi Worldwide Inc.				$28,943

Capital expenditures	$9,421	$8,298	$11,466	$29,185

Segment assets	$1,286,621	$748,540	$123,839	$2,159,000

	Six months ended July 31, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$1,032,954	$575,904	$—	$1,608,858

Purchased transportation costs	749,623	210,362	—	959,985
Staff costs	166,302	189,015	7,149	362,466
Depreciation	7,349	12,792	204	20,345
Amortization of intangible assets	1,813	3,636	—	5,449
Restructuring charges	—	—	1,231	1,231
Other operating expenses	76,178	136,894	6,050	219,122

Total operating expenses	1,001,265	552,699	14,634	1,568,598

Operating income/(loss)	$31,689	$23,205	$(14,634)	40,260

Interest income				4,956
Interest expense				(10,707)
Other expense, net				(998)

Pretax income				33,511
Provision for income taxes				10,224

Net income				23,287
Net income attributable to noncontrolling interests				1,687

Net income attributable to UTi Worldwide Inc.				$21,600

Capital expenditures	$8,989	$10,477	$3,392	$22,858

Segment assets	$982,584	$692,902	$110,702	$1,786,188

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
The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended July 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$229,934	$62,889	$292,823	$202,916	$59,994	$262,910
Americas	165,538	182,852	348,390	113,623	157,439	271,062
Asia Pacific	316,969	11,132	328,101	160,965	9,479	170,444
Africa	96,549	85,227	181,776	61,860	74,226	136,086

Total	$808,990	$342,100	$1,151,090	$539,364	$301,138	$840,502

	Six months ended July 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$460,328	$128,083	$588,411	$386,748	$113,550	$500,298
Americas	315,638	356,156	671,794	219,711	309,384	529,095
Asia Pacific	572,031	20,319	592,350	306,480	16,788	323,268
Africa	182,767	170,924	353,691	120,015	136,182	256,197

Total	$1,530,764	$675,482	$2,206,246	$1,032,954	$575,904	$1,608,858

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009

Revenues:
Airfreight forwarding	$419,439	$270,010	$787,131	$509,298
Ocean freight forwarding	304,626	205,548	576,458	397,614
Customs brokerage	26,611	23,363	52,046	43,312
Contract logistics	179,299	157,736	356,309	300,662
Distribution	121,219	104,514	238,593	203,014
Other	99,896	79,331	195,709	154,958

Total	$1,151,090	$840,502	$2,206,246	$1,608,858

Purchased transportation costs:
Airfreight forwarding	$336,119	$197,906	$629,661	$373,262
Ocean freight forwarding	257,782	162,865	484,968	315,275
Customs brokerage	2,248	1,564	3,818	2,682
Contract logistics	41,563	28,787	77,286	52,178
Distribution	83,921	69,399	163,038	135,898
Other	50,387	40,615	102,657	80,690

Total	$772,020	$501,136	$1,461,428	$959,985

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the six months ended July 31, 2010 are as follows:

		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Total

Balance at February 1, 2010	$170,034	$244,757	$414,791
Acquisitions and contingent earn-out payments	—	1,282	1,282
Fair value adjustments	508	(2,035)	(1,527)
Foreign currency translation	(1,587)	3,564	1,977

Balance at July 31, 2010	$168,955	$247,568	$416,523

Amortizable intangible assets as of July 31, 2010 and January 31, 2010 relate primarily to the estimated fair value of the client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets as of July 31, 2010 and January 31, 2010 were as follows:

	Gross		Net	Weighted
	carrying	Accumulated	carrying	average/life
	Value	amortization	value	years
As of July 31, 2010:
Client relationships	$105,382	$(42,329)	$63,053	6.5
Non-compete agreements	3,110	(2,929)	181	1.3
Other	4,591	(2,902)	1,689	2.1

Total	$113,083	$(48,160)	$64,923

As of January 31, 2010:
Client relationships	$105,320	$(36,586)	$68,734	9.6
Non-compete agreements	3,048	(2,797)	251	3.1
Other	4,473	(2,270)	2,203	3.7

Total	$112,841	$(41,653)	$71,188

Amortization expense totaled $3,163 and $6,507 for the three and six months ended July 31, 2010, respectively, and $2,812 and $5,449 for the three and six months ended July 31, 2009, respectively. The following table shows the expected amortization expense for these intangible assets for the current fiscal year and each of the next four fiscal years ending January 31,

2011	$11,781
2012	11,236
2013	10,641
2014	10,025
2015	7,626
In addition to its amortizable intangible assets, the Company also has $998 and $994 of intangible assets not subject to amortization as of July 31, 2010 and January 31, 2010, respectively, related primarily to acquired trade names.
In accordance with ASC 350, Intangibles — Goodwill and Other, the Company completed the required annual impairment tests during the second quarter ended July 31, 2010. No impairment was determined based on the results of the annual impairment tests.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Six months ended
	July 31,
	2010	2009

Net cash paid for:
Interest	$15,765	$10,748
Income taxes	17,406	13,527
Withholding taxes	377	854
Non-cash activities:
Capital lease obligations incurred to acquire assets	9,467	6,106

UTi is a holding company that relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the Company and UTi’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of the Company’s bank credit facilities and in the note purchase agreements for the Company’s outstanding senior notes. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries could declare may be limited in certain countries by exchange controls. Total net assets which may not be transferred to the Company in the form of loans, advances, or cash dividends by the Company’s subsidiaries without the consent of a third party, were less than 10% of the Company’s consolidated total net assets as of the end of the most recent fiscal year.
NOTE 8. Contingencies
In connection with ASC 450, Contingencies, the Company has not accrued for a loss contingency relating to any of the investigations and legal proceedings disclosed below because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable or reasonably estimable.
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
Industry-Wide Anti-Trust Investigation
In June 2007, we responded to a grand jury subpoena requesting documents in connection with the United States Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the international freight forwarding and cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials in connection with its investigation of the international freight forwarding and cargo transportation industry. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that we produce various documents regarding ocean freight forwarding. We believe we are a subject of the U.S. DOJ investigation.
On October 25, 2007, one of our subsidiaries received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that we provide documents and information as it relates to New Zealand. Our subsidiary responded to the request from the New Zealand Commerce Commission on December 21, 2007. In June 2010, the New Zealand Commerce Commission informed us that their investigation concerning us was closed.
In June 2008 and February 2009, we received a request for information issued by the European Commission (EC) requesting information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In July 2008 and March 2009, we submitted responses to these requests. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010. We attended a hearing in July 2010 to discuss our position with the EC officials.

In May 2009, we learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, we received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against the Company, its Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. The Company intends to respond to this proceeding within 30 days after the last defendant in this global proceeding has been notified.
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
South Africa Revenue Service Matter
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has objected to this claim and together with its legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $9,805 based on exchange rates as of July 31, 2010.
Per Transport Litigation
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12,379 based on exchange rates as of July 31, 2010. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company has agreed to indemnify these individuals in connection with these proceedings. There were no material developments concerning this matter during the first half of fiscal 2011.

Artwork Matter
The Company was previously engaged through various indirect subsidiaries in the business of transportation and storage of fine works of art. A client of one of these subsidiaries previously alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The Company received communication from the client that several works of art may have been affected by the humidity; however no claim was ever filed by the client and it is not known whether the works suffered any depreciation beyond normal restoration costs. The Company sold this business and the related indirect subsidiaries during fiscal 2009, although it remains liable for any liabilities associated with this matter. In May 2010, the Company was made aware that the former client’s insurance company made a related payment to the former client in an amount that is not material to the Company as a whole. Based on all the facts and circumstances, the Company has determined that although materially unfavorable outcomes in this matter may be possible, they are considered to be remote.
Big Baboon Patent Litigation
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
NOTE 9. Defined Benefit Plans
The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of the qualifying retirement age.
Net periodic pension cost for the Company’s defined benefit plans consists of:

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009

Service cost	$134	$106	$273	$205
Interest cost	454	445	916	839
Expected return on assets	(306)	(244)	(615)	(454)
Amortization of net actuarial loss	17	62	34	120

Net periodic pension cost	$299	$369	$608	$710

For the six months ended July 31, 2010 and 2009, the Company contributed approximately $689 and $906, respectively, to its defined benefit plans.
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
In addition to the 2009 LTIP, at July 31, 2010, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).

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
Employee Share-Based Compensation Activity
A summary of share-based compensation activity applicable to employee shared-based plans for the six months ended July 31, 2010 is as follows:

	2009 LTIP
		Weighted		Weighted
	Shares	average		average
	subject to	exercise	Restricted	grant date
	stock options	price	share units	fair value

Outstanding balance at February 1, 2010	—	$—	46,232	$13.05
Granted	8,408	12.58	1,005,488	17.01
Exercised/vested	—	—	(21,866)	12.73
Cancelled/forfeited	—	—	(5,319)	—

Outstanding balance at July 31, 2010	8,408	$12.58	1,024,535	$16.92

	2004 LTIP
		Weighted		Weighted
	Shares	average		average
	subject to	exercise	Restricted	grant date
	stock options	price	share units	fair value

Outstanding balance at February 1, 2010	1,827,663	$20.32	1,794,895	$18.00
Exercised/vested	(87,488)	15.62	(394,796)	17.35
Cancelled/forfeited	(95,895)	22.34	(46,208)	16.79

Outstanding balance at July 31, 2010	1,644,280	$20.51	1,353,891	$18.05

	2000 Stock Option Plan
	Shares	Weighted
	subject to	average
	stock options	exercise price
Outstanding balance at February 1, 2010	1,113,564	$7.44
Exercised	(247,305)	6.29
Cancelled/forfeited	(15,738)	4.33

Outstanding balance at July 31, 2010	850,521	$7.89

Share-Based Compensation Activity
A summary of share-based compensation activity applicable to the non-employee director share-based plans for the six months ended July 31, 2010 is as follows:

	2004
	Directors Incentive Plan		Directors Option Plan
		Weighted	Shares	Weighted
	Restricted	average	subject to	average
	share	grant date	stock	exercise
	units	fair value	options	price

Outstanding balance at February 1, 2010	30,457	$12.36	81,000	$10.33
Granted	39,970	14.01	—	—
Exercised/vested	(30,457)	12.36	—	—

Outstanding balance at July 31, 2010	39,970	$14.01	81,000	$10.33

In connection with its share-based compensation plans, the Company recorded approximately $2,379 and $1,904 of share-based compensation expense for the three months ended July 31, 2010 and 2009, respectively, and approximately $4,062 and $4,375 of share-based compensation expense for the six months ended July 31, 2010 and 2009, respectively. As of July 31, 2010, the Company had approximately $25,848 of total unrecognized compensation related to share-based compensation to be expensed through April 2015.
NOTE 11. Borrowings
The Company utilizes a number of financial institutions to provide it with borrowings, letters of credit, guarantees and working capital facilities. Certain of these credit facilities are used for working capital and for issuing letters of credit to support the working capital and operational needs of various subsidiaries and to support various customs bonds and guarantees. In other cases, customs bonds and guarantees are issued directly by various financial institutions. In many cases, the use of these particular borrowings, letter of credit, guarantee, and working capital facilities is restricted to the country in which they originated although this is not always the case. These particular borrowings, letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in such country.

The following table presents information about the facility limits, aggregate amounts of borrowings outstanding as well as availability for borrowings under various bank lines and letters of credit and other credit facilities as of July 31, 2010.

			South
			African			Other
	ABN/RBS	Nedbank	Facilities	US Facility[1]	Spain Facility[2]	Facilities	Total

Credit facility limit	$50,000	$61,000	$130,788	$25,000	$25,000	$105,569	$397,357

Facility usage for cash items	$9,104	$51,002	$64	$25,000	$22,816	$57,575	$165,561
Letters of credit and guarantees	37,035	6,768	75,219	—	—	42,630	161,652

Total	$46,139	$57,770	$75,283	$25,000	$22,816	$100,205	$327,213

Available, unused capacity	$3,861	$3,230	$55,505	$—	$2,184	$5,364	$70,144
Available for cash withdrawal	$—	$3,230	$55,505	$—	$2,184	$5,050	$65,969

[1]	Represents one of the Company’s two largest single-country credit facilities. This facility expires in May 2011.

[2]	Represents one of the Company’s two largest single-country credit facilities. This facility expires in April 2011.
ABN/RBS Letter of Credit Agreement
On July 9, 2009, the Company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the ABN/RBS Letter of Credit Agreement). The ABN/RBS Letter of Credit Agreement provided for an aggregate availability of up to $50,000 in letters of credit as of July 31, 2010. The facility matures on July 9, 2011. The Company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.
Nedbank Letter of Credit Agreement
On July 9, 2009, the Company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement with Nedbank Limited, acting through its London Branch (the Nedbank Letter of Credit Agreement). The Nedbank Letter of Credit Agreement provided for an aggregate initial availability of up to $36,000 in letters of credit. On January 8, 2010, the Company and certain of its subsidiaries entered into an amendment to this agreement (First Nedbank Amendment) which temporarily increased the aggregate availability under the facility to $46,000 in letters of credit. The First Nedbank Amendment expired on March 1, 2010, after which the aggregate availability under the Nedbank Letter or Credit Agreement reverted to the original availability of $36,000 in letters of credit.

On July 23, 2010, UTi Worldwide Inc. (UTi) and certain of its subsidiaries as guarantors (collectively with UTi, the Obligors) entered into an Amendment to Letter of Credit Agreement (Third Nedbank Amendment). The Third Nedbank Amendment among other things increased the current “Maximum Draw Amount” (as such term is defined in the Nedbank Letter of Credit Agreement) under the Nedbank Letter of Credit Agreement by $25,000, from $36,000 to $61,000. In addition, the Third Nedbank Amendment provides that in no event shall any letter of credit) issued after July 23, 2010 under the Nedbank Letter of Credit Agreement have an expiration date later than July 9, 2011 unless otherwise agreed to by Nedbank. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The Company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.
Together, the Company refers to the ABN/RBS Letter of Credit Agreement and the Nedbank Letter of Credit Agreement as the “Letter of Credit Agreements.” Pursuant to the terms of the Letter of Credit Agreements, the Company is charged fees relating to, among other things, the issuance of letters of credit, the aggregate amount of letters of credit outstanding, and the unused portions of these facilities, all at the rates specified in the applicable agreement.
South African Facilities
On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement with Nedbank Limited, acting through its Corporate Banking Division (the South African Facilities Agreement). The South African Facilities Agreement provides for a 650,000 South African rand revolving credit facility, which is comprised of a 400,000 South African rand working capital facility and a 250,000 South African rand letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides the Company’s South African operations with a 150,000 South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.
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
In addition to the facilities described above, the South African entities have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of July 31, 2010 the value of these bonds was $42,268.
During the second quarter ended July 31, 2010, the Company entered into a number of new credit facilities with aggregate borrowing credit facility limits of approximately $65,000. Such facilities include those entered into by the Company’s subsidiaries in the U.S. and Spain as well as a borrowing by the parent company, UTi Worldwide, Inc. and generally expire on various dates in calendar 2011 and bear interest at rates determined based on certain benchmark interest rates plus a margin as specified in the underlying agreements. Total borrowings outstanding under such facilities totaled approximately $62,800 at July 31, 2010.
Cash Pooling Arrangement
A significant number of our subsidiaries participate in a cash pooling arrangement which is used by us to fund liquidity needs of the subsidiaries. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates. The facility does not permit aggregate outstanding withdrawals by our subsidiaries under the arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time, as determined on a global basis. At July 31, 2010, cash deposits exceeded to cash withdrawals. Under this arrangement, cash withdrawals of $108,652 are included in bank lines of credit and cash deposits of $125,921 are included in cash and cash equivalents on our balance sheet at July 31, 2010.

Senior Unsecured Guaranteed Notes
The following table presents information about the aggregate amount of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of July 31, 2010.

	2006 Note	2009 Note
	Purchase	Purchase	Other
	Agreement	Agreement	Borrowings	Total

Current portion of long-term borrowings	$66,668	$—	$3,910	$70,578
Long-term borrowings, excluding current portion	—	55,000	7,173	62,173

Total	$66,668	$55,000	$11,083	$132,751

2009 Note Purchase Agreement
On July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes (2009 Senior Notes) under a note purchase agreement (2009 Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The Company is required to repay approximately $9,167, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Senior Notes mature on August 9, 2014. The Company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries.
2006 Note Purchase Agreement
On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (the 2006 Senior Notes and, together with the 2009 Senior Notes, the Senior Notes) under a note purchase agreement (the 2006 Note Purchase Agreement, and together with the 2009 Note Purchase Agreement, the Note Purchase Agreements), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The 2006 Senior Notes mature on July 13, 2011. The Company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries.
The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the Company to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of July 31, 2010.

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
Pursuant to the terms of the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements, the Company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, those relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements. The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement. The Company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements. Liabilities for these indemnification obligations were not material to the Company as a whole as of the dates that each of the respective agreements was entered into. The Company has not recorded any liabilities related to the indemnification obligations as of July 31, 2010.
NOTE 12. Uncertain Tax Positions
A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain
	Tax
	Positions	Interest

Balance at February 1, 2010	$8,234	$2,088
Increase for tax positions taken during the current year	84	—
Interest	—	410
Foreign currency translation	(2)	4

Balance at July 31, 2010	$8,316	$2,502

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $6,750 as of July 31, 2010. Tax years 2006 through 2010 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of July 31, 2010 will decrease by up to $3.0 million during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

NOTE 13. Fair Value Disclosures
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	July 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Cash and cash equivalents	$392,025	$392,025	$—	$—
Forward exchange contracts	292	—	292	—
Other	501	—	—	501

Total	$392,818	$392,025	$292	$501

Liabilities
Forward exchange contracts	$1,132	$—	$1,132	$—
Other	862	—	—	862

Total	$1,994	$—	$1,132	$862

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

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended July 31, 2010:

	Assets	Liabilities

Beginning balance at February 1, 2010	$476	$811
Net change in fair value included in earnings	30	61
Translation adjustment	(5)	(10)

Ending balance at July 31, 2010	$501	$862

NOTE 14. Derivative Financial Instruments
The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.
As of July 31, 2010, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of July 31, 2010: $7,620 in Euros; $24,009 in U.S. dollars; $1,207 in British pound sterling; and, $2,120 in other currencies. Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.
The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $292 and $273 at July 31, 2010 and January 31, 2010, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $1,132 and $294 at July 31, 2010 and January 31, 2010, respectively. The Company recorded net losses on foreign currency derivatives of $719 and $840 for the three and six months ended July 31, 2010, respectively, and net gains on foreign currency derivatives of $30 and $14 for the three and six months ended July 31, 2009, respectively.
NOTE 15. Subsequent Event
On August 11, 2010, the Company received notification from the minority partner holding the South Africa Minority Put that the minority partner intends to exercise its right to require the Company to purchase such partner’s interest. The preliminary redemption value of $8,535 was paid on August 26, 2010, although this amount remains subject to further adjustments and finalization. The Company estimates the redemption value to be substantially less than the fair value of the minority partner’s interest in the partnership. The Company expects to record the difference between the redemption value and the carrying amount of the related noncontrolling interest as a component of shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “UTi” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a consolidated entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.
Overview
We are an international, non-asset-based supply chain services and solutions company that provides airfreight and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services. The company serves its clients through a worldwide network of freight forwarding offices, and contract logistics and distribution centers.
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
We do not own or operate aircraft or ocean vessels and consequently, contract with commercial carriers to arrange for the shipment of cargo. A majority of our freight forwarding business is conducted through non-committed space allocations with carriers. We arrange for, and in many cases provide, pick-up and delivery service between the carrier and the location of the shipper or recipient.
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

We believe that for the Freight Forwarding segment, net revenue (the term used by the company to describe revenue less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Within our company, revenue derived from freight forwarding generally is shared between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only commissions and fees earned by us and is substantially similar to net revenue for the Freight Forwarding segment in this respect.
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
CLIENTasONE Strategy
We are in the third year of our five-year strategic plan, which we refer to as “CLIENTasONE,” and we continue to undertake various efforts to increase the number and size of our clients and our revenue, improve our operational performance, streamline our back-end operations, develop and implement new systems and train and develop our employees. We have made progress in achieving our objectives, which involves leveraging client relationships, integrating acquisitions, controlling costs, improving our systems and processes and implementing effective change management processes. This strategic operating plan requires that we successfully manage our operations and growth which we may not be able to do as well as we anticipate. Our industry is extremely competitive and our business is subject to numerous factors and risks beyond our control. If we are not successful in our CLIENTasONE goals, we may not increase revenues or improve operating efficiency and profitability. If we are not able to increase our revenue or improve our operational efficiency and profitability in the future, our results of operations could be adversely affected.
As a central part of our CLIENTasONE strategy, we are continuing a technology-enabled, business transformation initiative. This effort is aimed at establishing a single system and set of global processes for our freight forwarding business and global financial management. It is designed to increase efficiency through the adoption of shared services and enabling technologies. In order to achieve this goal, we intend to deploy enabling technologies to support enterprise master data management, financial management and freight forwarding operations management. As with any significant IT-enabled business transformation, we face various challenges and risks with regard to our transformation initiatives, including among others, risks associated with cost increases and changes to the scope of our efforts, technical difficulties, change management issues and delays associated with the development and implementation of our new freight forwarding and finance systems. As a result of these and other issues, the anticipated costs, expected benefits, overall scope and/or deployment schedule may change, and these changes may be material.

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
Acquisitions
Acquisitions affect the comparison of our results between periods prior to when acquisitions are made and to the comparable periods in subsequent years, depending on the date of acquisition (e.g. acquisitions made on February 1, the first day of the first quarter of our fiscal year, will only affect a comparison with the prior year’s results and will not affect a comparison to the following years’ results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of the respective acquisitions. We consider the operating results of an acquired business during the first twelve months following the date of acquisition to be an “acquisition impact” or “benefit from acquisitions”. Thereafter we consider the growth in an acquired business’s results to be “organic growth”.
Effective May 25, 2010, the company acquired the remaining outstanding shares of EMAsu2, Ltd. (EMA Ireland), of which the company already held a non-controlling financial interest that was acquired through the company’s acquisition of EMA Ireland’s parent company near the end of fiscal 2010. The purchase price of the previously unheld shares of EMA Ireland totaled $0.6 million. The purchase price includes contingent consideration estimated to be $0.3 million, which is based on projected net revenues from a specific client for the four years ending January 31, 2014.
Effective December 21, 2009, the company acquired the remaining outstanding shares of Exel MPL-A.V.B.A., LP (EMA Israel), of which the company already held a controlling financial interest that was acquired through the company’s acquisition of EMA Israel’s parent company in early fiscal 2010. The company has been consolidating the financial results of EMA Israel from the time the controlling financial interest was obtained in the prior year. In connection with this acquisition, the company obtained a non-controlling financial interest in EMA Ireland. The purchase price of the previously unheld shares of EMA Israel totaled $6.5 million. The purchase price includes contingent consideration estimated to be $0.3 million which is based on projected net revenues from a specific client for the four years ending January 31, 2014.
Effective October 16, 2009, the company acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L. (Tacisa), a Spanish freight forwarder. The acquisition expanded the company’s freight forwarding coverage in Spain. The purchase price totaled $5.5 million, net of cash acquired of $0.8 million, and included contingent consideration of $4.7 million, which was paid in August 2010 based on the fiscal 2010 operating results of Tacisa.
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

Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and CLIENTasONE strategy and the intended benefits thereof, anticipated changes in certain tax benefits, anticipated costs, benefits and timing associated with our technology-enabled, business transformation initiative, the anticipated outcome of litigation and other contingencies, the company’s ability to meet its capital and liquidity requirements for the foreseeable future, the anticipated impact of various cost reduction efforts, and all other statements concerning future matters. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the recent economic volatility that has materially impacted trade volumes, transportation capacity, pricing dynamics and overall margins; the financial condition of many of our clients; the impact of sharply rising freight transportation rates on the company’s net revenue; capacity constraints and our ability to secure space on third party airplanes, steam ships and other modes of transportation; planned or unplanned consequences of the company’s sales initiatives, procurement initiatives and business transformation efforts; our clients’ demand for our services; the impact of cost reduction measures undertaken by the company and the amount and timing of the expected benefits from such measures; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of volatile fuel costs and changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of, the ongoing publicly announced investigations by the U.S. Department of Justice, the European Commission (EC) and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies; disruptions caused by epidemics, conflicts, wars and terrorism; and the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission (SEC); and other factors outside our control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in any forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results for the second quarter and first half of fiscal 2011 compared to the second quarter and first half of fiscal 2010. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2010, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, on file with the SEC. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
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

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. For purposes of this discussion and analysis, “net revenue” is the term management uses to describe revenues minus purchased transportation costs. Our segment reporting results for the three and six months ended July 31, 2010 and 2009, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

	Three months ended July 31,
	2010				2009
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$808,990	$342,100	$—	1,151,090	$539,364	$301,138	$—	$840,502

Purchased transportation costs	635,147	136,873	—	772,020	390,259	110,877	—	501,136
Staff costs	94,363	104,664	5,492	204,519	85,397	97,637	3,629	186,663
Depreciation	3,965	7,277	21	11,263	3,722	6,664	105	10,491
Amortization of intangible assets	1,000	2,163	—	3,163	987	1,825	—	2,812
Other operating expenses	46,513	74,047	5,664	126,224	38,313	71,403	7,276	116,992

Total operating expenses	780,988	325,024	11,177	1,117,189	518,678	288,406	11,010	818,094

Operating income/(loss)	$28,002	$17,076	$(11,177)	$33,901	$20,686	$12,732	$(11,010)	$22,408

	Change to three months ended July 31, 2010
	from three months ended July 31, 2009
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$269,626	$40,962	$—	$310,588	50%	14%	—%	37%

Purchased transportation costs	244,888	25,996	—	270,884	63	23	—	54
Staff costs	8,966	7,027	1,863	17,856	10	7	51	10
Depreciation	243	613	(84)	772	7	9	(80)	7
Amortization of intangible assets	13	338	—	351	1	19	—	12
Other operating expenses	8,200	2,644	(1,612)	9,232	21	4	(22)	8

Total operating expenses	262,310	36,618	167	299,095	51	13	2	37

Operating income/(loss)	$7,316	$4,344	$(167)	$11,493	35%	34%	2%	51%

	Six months ended July 31,
	2010				2009
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$1,530,764	$675,482	$—	$2,206,246	$1,032,954	$575,904	$—	$1,608,858

Purchased transportation costs	1,197,482	263,946	—	1,461,428	749,623	210,362	—	959,985
Staff costs	188,753	211,641	11,126	411,520	166,302	189,015	7,149	362,466
Depreciation	7,797	14,505	373	22,675	7,349	12,792	204	20,345
Amortization of intangible assets	2,030	4,477	—	6,507	1,813	3,636	—	5,449
Restructuring charges	—	—	—	—	—	—	1,231	1,231
Other operating expenses	92,883	147,071	11,309	251,263	76,178	136,894	6,050	219,122

Total operating expenses	1,488,945	641,640	22,808	2,153,393	1,001,265	552,699	14,634	1,568,598

Operating income/(loss)	$41,819	$33,842	$(22,808)	$52,853	$31,689	$23,205	$(14,634)	$40,260

	Change to six months ended July 31, 2010
	from six months ended July 31, 2009
	Amount				Percentage
		Contract				Contract
		Logistics				Logistics
	Freight	and			Freight	and
	Forwarding	Distribution	Corporate	Total	Forwarding	Distribution	Corporate	Total

Revenues	$497,810	$99,578	$—	$597,388	48%	17%	—%	37%

Purchased transportation costs	447,859	53,584	—	501,443	60	25	—	52
Staff costs	22,451	22,626	3,977	49,054	14	12	56	14
Depreciation	448	1,713	169	2,330	6	13	83	11
Amortization of intangible assets	217	841	—	1,058	12	23	—	19
Restructuring charges	—	—	(1,231)	(1,231)	—	—	(100)	(100)
Other operating expenses	16,705	10,177	5,259	32,141	22	7	87	15

Total operating expenses	487,680	89,941	8,174	585,795	49	16	56	37

Operating income/(loss)	$10,130	$10,637	$(8,174)	$12,593	32%	46%	56%	31%

	Three months ended July 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$229,934	$62,889	$292,823	$202,916	$59,994	$262,910
Americas	165,538	182,852	348,390	113,623	157,439	271,062
Asia Pacific	316,969	11,132	328,101	160,965	9,479	170,444
Africa	96,549	85,227	181,776	61,860	74,226	136,086

Total	$808,990	$342,100	$1,151,090	$539,364	$301,138	$840,502

	Six months ended July 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$460,328	$128,083	$588,411	$386,748	$113,550	$500,298
Americas	315,638	356,156	671,794	219,711	309,384	529,095
Asia Pacific	572,031	20,319	592,350	306,480	16,788	323,268
Africa	182,767	170,924	353,691	120,015	136,182	256,197

Total	$1,530,764	$675,482	$2,206,246	$1,032,954	$575,904	$1,608,858

	Three months ended July 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$58,572	$35,289	$93,861	$59,140	$38,423	$97,563
Americas	44,319	94,454	138,773	35,295	87,530	122,825
Asia Pacific	47,868	7,308	55,176	36,184	6,627	42,811
Africa	23,084	68,176	91,260	18,486	57,681	76,167

Total	$173,843	$205,227	$379,070	$149,105	$190,261	$339,366

	Six months ended July 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenues	Revenues	Total	Revenues	Revenues	Total

EMENA	$117,385	$74,938	$192,323	$109,926	$75,310	$185,236
Americas	85,091	184,985	270,076	69,360	172,920	242,280
Asia Pacific	86,605	13,928	100,533	69,498	11,799	81,297
Africa	44,201	137,685	181,886	34,547	105,513	140,060

Total	$333,282	$411,536	$744,818	$283,331	$365,542	$648,873

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009

Revenues:
Airfreight forwarding	$419,439	$270,010	$787,131	$509,298
Ocean freight forwarding	304,626	205,548	576,458	397,614
Customs brokerage	26,611	23,363	52,046	43,312
Contract logistics	179,299	157,736	356,309	300,662
Distribution	121,219	104,514	238,593	203,014
Other	99,896	79,331	195,709	154,958

Total	$1,151,090	$840,502	$2,206,246	$1,608,858

Purchased transportation costs:
Airfreight forwarding	$336,119	$197,906	$629,661	$373,262
Ocean freight forwarding	257,782	162,865	484,968	315,275
Customs brokerage	2,248	1,564	3,818	2,682
Contract logistics	41,563	28,787	77,286	52,178
Distribution	83,921	69,399	163,038	135,898
Other	50,387	40,615	102,657	80,690

Total	$772,020	$501,136	$1,461,428	$959,985

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009

Revenues:
Airfreight forwarding	36%	32%	36%	32%
Ocean freight forwarding	26	25	26	25
Customs brokerage	2	3	2	3
Contract logistics	16	19	16	19
Distribution	11	12	11	12
Other	9	9	9	9

Total revenues	100	100	100	100

Purchased transportation costs:
Airfreight forwarding	29%	24%	29%	23%
Ocean freight forwarding	22	19	22	20
Customs brokerage	*	*	*	*
Contract logistics	4	3	4	3
Distribution	7	8	7	8
Other	5	6	4	6

Total purchased transportation costs	67	60	66	60

Staff costs	18	22	19	23
Depreciation	1	1	1	1
Amortization of intangible assets	*	*	*	*
Restructuring charges	*	*	*	*
Other operating expenses	11	14	11	14

Total operating expenses	97	97	98	98

Operating income	3	3	2	2
Interest income	*	*	*	*
Interest expense	(1)	1	(1)	1
Other income	*	*	*	*

Pretax income	3	2	2	2
Provision for income taxes	1	1	1	1

Net income	2	2	1	1
Net income attributable to noncontrolling interests	*	*	*	*

Net income attributable to UTi Worldwide Inc.	2%	1%	1%	1%

*	Less than one percent.
Three months ended July 31, 2010 compared to three months ended July 31, 2009
Revenues
Total revenues increased $310.6 million, or 37%, to $1,151.1 million for the second quarter of fiscal 2011, compared to total revenues of $840.5 million for the corresponding prior year period. The increase in revenues was primarily the result of increases in freight volume and rates related to air and ocean freight and volume increases across our other service lines when compared to the corresponding prior year period. Foreign currency fluctuations did not have a material impact on revenues and expenses for the second quarter of fiscal 2011, compared to the corresponding prior year period.

Freight forwarding revenues in total increased $269.6 million, or 50%, to $809.0 million for the second quarter of fiscal 2011, compared to $539.4 million for the corresponding prior year period. The increase was primarily the result of increased airfreight and ocean freight forwarding volumes and rates over the corresponding prior year period as well as an increase in fuel surcharges for airfreight. We attribute the increase in volumes in the second quarter to increased shipments associated with consumer demand and continued restocking activities. We estimate that airfreight volumes during the second quarter of fiscal 2011 were nearly 20% higher than the levels for the same quarter two years ago. Looking forward, we do not expect to sustain this level of growth during the second half of the current fiscal year as leading economic indicators currently point to a slowing macro-economic environment as indicated by our growth rate which began decelerating in June and July 2010. Additionally, we will incur tougher second-half period to period comparisons.
Airfreight forwarding revenues increased $149.4 million, or 55%, to $419.4 million for the second quarter of fiscal 2011, compared to $270.0 million for the corresponding prior year period. Fuel surcharges increased approximately $38.0 million when compared to the prior year comparable period as a result of an increase in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Airfreight volumes increased 42% for the second quarter of fiscal 2011 when compared to the corresponding prior year period. Restocking activities, increased consumer demand, and modal shifts from ocean freight to airfreight brought on by ongoing capacity and vessel sailing schedule changes, all contributed to the strong airfreight volume growth. Airfreight tonnage growth was exceptionally strong in May 2010 due to strong demand however, the rate of growth decelerated in June and July 2010 because of more difficult comparisons to the comparable months from the prior year. In addition to volume increases, airfreight carrier rates also increased for the second quarter of fiscal 2011 when compared to the prior year second quarter.
Ocean freight forwarding revenues increased $99.1 million, or 48%, to $304.6 million for the second quarter of fiscal 2011, compared to $205.5 million for the corresponding prior year period. This increase was partially due to an approximately 21% increase in ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs). As with airfreight, May 2010 was the strongest month in the quarter however, the rate of growth in ocean freight forwarding tapered off in June and July 2010. In addition to volume increases, ocean freight carrier rates also increased for the second quarter of fiscal 2011 when compared to the prior year second quarter.
Customs brokerage revenues increased $3.2 million, or 14%, to $26.6 million for the second quarter of fiscal 2011, compared to $23.4 million for the corresponding prior year period. The increase in customs brokerage revenues was primarily due to a 12% increase in the number of clearances.
Other freight forwarding related revenues increased $17.9 million, or 44%, to $58.3 million for the second quarter of fiscal 2011, compared to $40.4 million for the corresponding prior year period, primarily due to increases in road freight and other distribution volumes.
Contract logistics and distribution revenues in total increased $41.0 million, or 14%, to $342.1 million for the second quarter of fiscal 2011, compared to $301.1 million for the corresponding prior year period. The increase was due to the increase in logistics activity and volumes and associated increases in distribution requirements of our existing and new clients.
Contract logistics revenues increased $21.6 million, or 14%, to $179.3 million for the second quarter of fiscal 2011, compared to $157.7 million for the corresponding prior year period. The increase was primarily due to increases in client volumes where we provide services, compared to the same period of last year. Client volumes were strong in the retail and consumer segments, and we gained several new pieces of business.
Distribution revenues increased $16.7 million, or 16%, to $121.2 million for the second quarter of fiscal 2011, compared to $104.5 million for the corresponding prior year period. Domestic freight volumes in the U.S. have been improving and this has benefited our U.S. distribution businesses when compared to the prior year comparable period.
Other contract logistics and distribution related revenues increased $2.7 million, or 7%, to $41.6 million for the second quarter of fiscal 2011, compared to $38.9 million for the corresponding prior year period.

Net revenues
Total net revenues increased $39.7 million, or 12%, to $379.1 million for the second quarter of fiscal 2011, compared to total net revenues of $339.4 million for the corresponding prior year period. The increase in net revenues was primarily a result of increases in freight volumes across our service lines in the period when compared to the corresponding prior year period. A decline in our freight forwarding yields, computed as net revenues divided by revenues, for the second quarter of fiscal 2011 when compared to the same period last year adversely impacted the increase in net revenues for the period. While carrier rates remained volatile on many trade lanes during the second quarter of fiscal 2011, we were able to achieve improvements in net revenue per unit for both air and ocean in June and July 2010. The company is also making progress in our gateway and freight consolidation activities.
Freight forwarding net revenues increased $24.7 million, or 17%, to $173.8 million for the second quarter of fiscal 2011, compared to $149.1 million for the corresponding prior year period. Net revenues are primarily a function of volume movements and the expansion or contraction in yields.
Airfreight forwarding net revenues increased $11.2 million, or 16%, to $83.3 million for the second quarter of fiscal 2011 compared to $72.1 million for the corresponding prior year period. Although airfreight forwarding revenues increased 55% for the second quarter of fiscal 2011 compared to the corresponding prior year period, airfreight forwarding yields contracted by approximately 680 basis points on a comparative basis, causing airfreight forwarding net revenues to increase to a much lesser degree compared to the increase in airfreight forwarding revenues. Airfreight tonnage increased 42% for the second quarter of fiscal 2011, which was offset by a 19% decrease in net revenue per kilo as the rates we charged our clients did not increase to the same extent as our purchased transportation costs. On a sequential basis, net revenue per kilo for the second quarter of fiscal 2011 was consistent with the first quarter of fiscal 2011.
Airfreight yields for the second quarter of fiscal 2011 were 19.9%, a decrease of approximately 680 basis points compared to 26.7% for the corresponding prior year period. However when compared on a sequential basis to the first quarter of fiscal 2011, yields decreased approximately 30 basis points, from 20.2%. This yield compression from earlier quarters was primarily caused by less favorable airfreight pricing environments, particularly caused by continued carrier capacity shortages as described above.
Ocean freight forwarding net revenues increased $4.2 million, or 10%, to $46.8 million for the second quarter of fiscal 2011, compared to $42.7 million for the corresponding prior year period. The net increase in ocean freight forwarding net revenues was primarily due to an approximately 21% increase in TEUs, which was partially offset by a 9% decrease in net revenues per TEU.
As with airfreight, ocean freight yields contracted during the second quarter of fiscal 2011, compared to the corresponding prior year period. As a result ocean freight net revenues increased to a lesser degree than the increase in revenues. When compared on a sequential basis to the first quarter of fiscal 2011, ocean freight yields decreased approximately 100 basis points from 16.4%. For the second quarter of fiscal 2011, ocean freight yields contracted approximately 540 basis points to 15.4% from 20.8% for the corresponding prior year period. This year-over-year yield compression resulted primarily from constrained carrier capacity, which in turn allowed the shipping lines to increase their pricing compared to the comparative prior year quarter. Because we have been unable to fully pass on these increases to our clients, the increased purchased transportation costs adversely impacted ocean freight net revenues in the period. Net revenue per TEU in the second quarter of fiscal 2011 decreased 9% percent compared to the corresponding prior year period.
Customs brokerage net revenues increased $2.6 million, or 12%, to $24.4 million for the second quarter of fiscal 2011, compared to $21.8 million for the corresponding prior year period. The increase in customs brokerage net revenues was primarily due to a 12% increase in the number of clearances. Net revenue per clearance remained consistent compared to the corresponding prior year period.

Other freight forwarding related net revenues increased $6.8 million, or 54%, to $19.3 million for the second quarter of fiscal 2011, compared to $12.5 million for the corresponding prior year period, primarily due to increases in road freight and other distribution volumes.
Contract logistics and distribution net revenues increased $15.0 million, or 8%, to $205.2 million for the second quarter of fiscal 2011, compared to $190.3 million for the corresponding prior year period.
Contract logistics net revenues increased $8.8 million or 7% to $137.7 million for the second quarter of fiscal 2011, compared to $128.9 million for the corresponding prior year period. The increase was a result of new client sites and increases in client volumes, compared to the corresponding prior year period.
Distribution net revenues increased $2.2 million, or 6%, to $37.3 million for the second quarter of fiscal 2011, compared to $35.1 million for the corresponding prior year period. The net increase in distribution net revenue was primarily the result of increased shipment volume over the comparative prior year period.
Other contract logistics and distribution related revenues increased $4.0 million, or 15%, to $30.2 million for the second quarter of fiscal 2011, compared to $26.2 million for the corresponding prior year period.
Staff costs
Staff costs in our freight forwarding segment increased $9.0 million, or 10%, to $94.4 million for the second quarter of fiscal 2011, compared to $85.4 million for the corresponding prior year period. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 12% and 16% for the second quarters of fiscal 2011 and 2010, respectively. Staff costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms or TEUs, and this has largely driven the increase in staff costs.
Staff costs in our contract logistics and distribution segment increased $7.0 million, or 7%, to $104.7 million for the second quarter of fiscal 2011, compared to $97.6 million for the corresponding prior year period. The majority of the net increase was caused by new client sites and an increase in logistics volumes over the comparative prior year period.
Depreciation
Total depreciation for all segments, was $11.3 million for the second quarter of fiscal 2011, compared to $10.5 million for the corresponding prior year period. When expressed as a percentage of revenue, depreciation expense remained constant at approximately 1% of revenue for the second quarter of fiscal 2011 compared to the corresponding prior year period.
Amortization of intangible assets
Amortization of intangible assets was $3.2 million for the second quarter of fiscal 2011, compared to $2.8 million for the corresponding prior year period. Acquisitions completed since the second quarter of the preceding year did not have a material impact on amortization of intangible assets for the second quarter of fiscal 2011, compared to the corresponding prior year period.
Other operating expenses
Other operating costs in the freight forwarding segment increased $8.2 million, or 21%, to $46.5 million in the second quarter of fiscal 2011, compared to $38.3 million for the corresponding prior year period. The net increase in other operating costs in our freight forwarding segment was primarily due to higher shipment volumes.

Other operating costs in the contract logistics and distribution segment increased by $2.6 million, or 4%, to $74.0 million for the second quarter of fiscal 2011, compared to $71.4 million for the corresponding prior year period.
Other operating expenses at corporate were $5.7 million for the second quarter of fiscal 2011, compared to other operating expenses of $7.3 million during the corresponding prior year period.
Interest expense, net
Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $121.7 million of principle was outstanding as of July 31, 2010, and capital lease obligations. Interest income increased $1.1 million, or 50%, and interest expense increased $2.7 million, or 60%, for the second quarter of fiscal 2011, compared to the corresponding prior year period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.
Other income and expenses, net
Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, offset by withholding taxes and various other taxes not related to income taxes. Other income, net of expenses, was $0.2 million in the second quarter of fiscal 2011, compared to other expenses, net of income, of $0.8 million for the corresponding prior year period.
Provision for income taxes
Our effective income tax rate for the second quarter of fiscal 2011 was 31%, resulting in a provision for income taxes of $9.3 million compared to pretax income of $30.1 million. Our effective income tax rate for the second quarter of fiscal 2010 was 31%. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions. The effective income tax rate applied to quarterly pretax income for interim quarters is based on estimated effective tax rates to be applied to our operations for the entire fiscal year. We currently estimate our effective tax rate for fiscal 2011 to be approximately 32%, however, the actual effective tax rate will depend on a variety of factors, including the geographic mix of our business during the remaining interim periods of fiscal 2011.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $2.0 million for second quarter of fiscal 2011, compared to $1.7 million for the corresponding prior year period.
Six months ended July 31, 2010 compared to six months ended July 31, 2009
Revenues
Total revenues increased $597.4 million, or 37%, to $2,206.2 million for the six months ended July 31, 2010, compared to total revenues of $1,608.9 million for the corresponding prior year period. The increase in revenues was primarily the result of increases in freight volumes and rates related to air and ocean freight and volume increases across our other service lines.
Freight forwarding revenues in total increased $497.8 million, or 48%, to $1,530.8 million for the six months ended July 31, 2010, compared to $1,033.0 million for the corresponding prior year period. The increase was primarily the result of increased airfreight and ocean freight forwarding volume and rates over the corresponding prior year period as well as an increase in fuel surcharges for airfreight when compared to the corresponding prior year period. Both airfreight and ocean freight volume levels during the six months ended July 31, 2010 were very close to levels seen in the same period two years ago, before the market downturn. Foreign currency fluctuations also contributed approximately $49.1 million to the increase.

Airfreight forwarding revenues increased $277.8 million, or 55%, to $787.1 million for the six months ended July 31, 2010, compared to $509.3 million for the corresponding prior year period. Fuel surcharges increased approximately $55.3 million when compared to the corresponding prior year period as a result of an increase in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Airfreight volumes increased 40% for the first six months of fiscal 2011 when compared to the corresponding prior year period. Restocking activities, increased consumer demand, and modal shifts from ocean freight brought on by ongoing capacity and vessel sailing schedule changes, all contributed to the strong airfreight volume growth. Airfreight carrier rates also increased for the first six months of fiscal 2011 when compared to the corresponding prior year period. Foreign currency fluctuations also contributed approximately $15.2 million to the increase.
Ocean freight forwarding revenues increased $178.8 million, or 45%, to $576.5 million for the six months ended July 31, 2010, compared to $397.6 million for the corresponding prior year period. This increase was primarily due to an approximately 25% increase in ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs) during the six months ended July 31, 2010, compared to the corresponding prior year period. Foreign currency fluctuations also contributed approximately $23.8 million to the increase.
Customs brokerage revenues increased $8.7 million, or 20%, to $52.0 million for the six months ended July 31, 2010, compared to $43.3 million for the corresponding prior year period. The increase in customs brokerage revenues was primarily due to a 12% increase in the number of clearances. Foreign currency fluctuations also contributed approximately $3.3 million to the increase.
Other freight forwarding related revenues increased $32.4 million, or 39%, to $115.1 million for the six months ended July 31, 2010, compared to $82.7 million for the corresponding prior year period, primarily due to increases in road freight and other distribution volumes. Foreign currency fluctuations contributed approximately $6.8 million to the increase.
Contract logistics and distribution revenues in total increased $99.6 million, or 17%, to $675.5 million for the six months ended July 31, 2010, compared to $575.9 million for the corresponding prior year period. The increase was due to the increase in logistics activity and volumes and associated increases in distribution requirements of our existing and new clients. Foreign currency fluctuations also contributed approximately $28.6 million to the increase.
Contract logistics revenues increased $55.6 million, or 19%, to $356.3 million for the six months ended July 31, 2010, compared to $300.7 million for the corresponding prior year period. The increase was primarily due to increases in client volumes where we provide services, compared to the same period of last year. Foreign currency fluctuations also contributed approximately $14.0 million to the increase.
Distribution revenues increased $35.6 million, or 18%, to $238.6 million for the six months ended July 31, 2010, compared to $203.0 million for the corresponding prior year period. Domestic freight volumes in the U.S. have been improving and this has benefited our U.S. distribution businesses for the six months ended July 31, 2010 compared to the corresponding prior year period. Foreign currency fluctuations also contributed approximately $8.8 million to the increase.
Other contract logistics and distribution related revenues increased $8.4 million, or 12%, to $80.6 million for the six months ended July 31, 2010, compared to $72.2 million for the corresponding prior year period. Foreign currency fluctuations contributed approximately $5.8 million to the increase.

Net revenues
Total net revenues increased $95.9 million, or 15%, to $744.8 million for the six months ended July 31, 2010, compared to total net revenues of $648.9 million for the corresponding prior year period. The increase in net revenues was primarily the result of increases in freight volume across our service lines when compared to the corresponding prior year period. A decline in our freight forwarding yields for the first six months of fiscal 2011, when compared to the same period last year adversely impacted the increase in net revenues for the period. While volumes improved during the six months ended July 31, 2010, carrier capacity remained tight, and transportation rates remained high, which led to continuing pressure on yields. Foreign currency fluctuations contributed approximately $35.3 million to the increase for the six months ended July 31, 2010, compared to the corresponding prior year period, as the U.S. dollar, our reporting currency, was at weaker levels during the current period compared to certain other global currencies, notably the South African rand.
Freight forwarding net revenues increased $50.0 million, or 18%, to $333.3 million for the six months ended July 31, 2010, compared to $283.3 million for the corresponding prior year period. Net revenues are primarily a function of volume movements and the expansion or contraction in yields.
Airfreight forwarding net revenues increased $21.4 million, or 16%, to $157.5 million for the six months ended July 31, 2010 compared to $136.0 million for the corresponding prior year period. Although airfreight forwarding revenues increased 55% for the six months ended July 31, 2010 compared to the corresponding prior year period, airfreight forwarding yields contracted by approximately 670 basis points on a comparative basis, causing airfreight forwarding net revenues to increase to a much lesser degree compared to the increase in airfreight forwarding revenues. Airfreight tonnage increased 40%, which was offset by a 17% decrease in net revenue per kilo as the rates we charged our clients did not increase to the same extent as our purchased transportation costs.
Airfreight yields for the six months ended July 31, 2010 were 20.0%, a decrease of approximately 670 basis points compared to 26.7% for the corresponding prior year period. This yield compression from earlier quarters was primarily caused by less favorable airfreight pricing environments, particularly caused by continued carrier capacity shortages as described above.
Ocean freight forwarding net revenues increased $9.2 million, or 11%, to $91.5 million for the six months ended July 31, 2010, compared to $82.3 million for the corresponding prior year period. The increase in ocean freight forwarding net revenues was primarily due to an approximately 25% increase in TEUs, offset by a 11% decrease in net revenues realized per TEU. Foreign currency fluctuations contributed approximately $3.3 million to the increase.
As with airfreight, ocean freight yields contracted during the six months ended July 31, 2010, compared to the corresponding prior year period, causing ocean freight net revenues to increase to a lesser degree than the increase in revenues. For the six months ended July 31, 2010, ocean freight yields contracted approximately 480 basis points to 15.9% from 20.7% for the corresponding prior year period. This year-over-year yield compression resulted primarily from constrained carrier capacity, which in turn allowed the shipping lines to increase their pricing during the period. Because we have been unable to fully pass on these increases to our clients, the increased purchased transportation costs adversely impacted ocean freight net revenues in the period. Net revenue per TEU for the six months ended July 31, 2010 decreased 11% from the corresponding prior year period.
Customs brokerage net revenues increased $7.6 million, or 19%, to $48.2 million for the six months ended July 31, 2010, compared to $40.6 million for the corresponding prior year period. The increase in customs brokerage net revenues was primarily due to a 12% increase in the number of clearances, combined with a 7% increase in net revenues per clearance. Foreign currency fluctuations contributed approximately $3.2 million to the increase.
Other freight forwarding related net revenues increased $11.8 million, or 48%, to $36.1 million for the six months ended July 31, 2010, compared to $24.3 million for the corresponding prior year period, primarily due to increases in road freight and other distribution volumes. Foreign currency fluctuations contributed approximately $2.2 million to the increase.

Contract logistics and distribution net revenues increased $46.0 million, or 13%, to $411.5 million for the six months ended July 31, 2010, compared to $365.5 million for the corresponding prior year period. The increase was due to the increase in logistics activity and volumes and associated increases in distribution requirements of our clients primarily as a result of a partial recovery from the weak economic environment particularly in the U.S. Foreign currency fluctuations also contributed approximately $23.8 million to the increase.
Contract logistics net revenues increased $30.5 million or 12% to $279.0 million for the six months ended July 31, 2010, compared to $248.5 million for the corresponding prior year period. The increase was primarily a result of increases in client volumes, compared to the corresponding prior year period. Foreign currency fluctuations contributed approximately $12.6 million to the increase.
Distribution net revenues increased $8.4 million, or 13%, to $75.6 million for the six months ended July 31, 2010, compared to $67.1 million for the corresponding prior year period. Foreign currency fluctuations contributed approximately $5.7 million to the increase. The remaining increase in distribution net revenue was primarily the result of increased shipment volume over comparative periods.
Other contract logistics and distribution related net revenues increased $7.0 million, or 14%, to $57.0 million for the six months ended July 31, 2010, compared to $49.9 million for the corresponding prior year period. Foreign currency fluctuations contributed approximately $5.6 million to the increase.
Staff costs
Staff costs in our freight forwarding segment increased $22.5 million, or 14%, to $188.8 million for the six months ended July 31, 2010, compared to $166.3 million for the corresponding prior year period. The increased staff costs in our freight forwarding segment were largely driven by total shipment counts rather than volumes stated in kilograms or TEUs. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 12% and 16% for the first six months of fiscal 2011 and 2010, respectively. Foreign currency fluctuations contributed approximately $6.8 million to the increase.
Staff costs in our contract logistics and distribution segment increased $22.6 million, or 12%, to $211.6 million for the six months ended July 31, 2010, compared to $189.0 million for the corresponding prior year period. The increase was primarily due to increased service requirements associated with new client sites and increased volumes. Foreign currency fluctuations contributed approximately $9.5 million to the increase.
Depreciation
Total depreciation for all segments, was $22.7 million for the six months ended July 31, 2010, compared to $20.3 million for the corresponding prior year period. When expressed as a percentage of revenue, depreciation expense remained constant at approximately 1% of revenue for the six months ended July 31, 2010 compared to the corresponding prior year period.
Amortization of intangible assets
Amortization of intangible assets was $6.5 million for the six months ended July 31, 2010, compared to $5.4 million for the corresponding prior year period. Acquisitions completed since the first six months of the preceding year did not have a material impact on amortization of intangible assets for the six months ended July 31, 2010, compared to the corresponding prior year period.

Other operating expenses
Other operating costs in the freight forwarding segment increased $16.7 million, or 22%, to $92.9 million in the six months ended July 31, 2010, compared to $76.2 million for the corresponding prior year period. The increase in other operating costs in our freight forwarding segment was primarily due to higher shipment volumes. Foreign currency fluctuations also contributed approximately $4.8 million to the increase.
Other operating costs in the contract logistics and distribution segment increased by $10.2 million, or 7%, to $147.1 million for the six months ended July 31, 2010, compared to $136.9 million for the corresponding prior year period. The increase was caused primarily by foreign currency fluctuations, which contributed approximately $9.7 million to the increase. Excluding increases due to currency fluctuations, operating costs in our contract logistics and distribution segment increased $0.5 million.
Other operating expenses at corporate were $11.3 million for the six months ended July 31, 2010, compared to $6.0 million during the corresponding prior year period. During the first six months of fiscal 2010 the company recognized a gain on the sale of property in South Africa of $6.3 million. This gain is included as a reduction of other operating expenses in corporate. Excluding this gain, other operating expenses in corporate for the corresponding prior year period, were $12.3 million.
Interest expense, net
Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $121.7 million of principle was outstanding as of July 31, 2010, and capital lease obligations. Interest income increased $0.9 million, or 19%, and interest expense increased $3.2 million, or 30%, for the six months ended July 31, 2010, compared to the corresponding prior year period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.
Other income and expenses, net
Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, offset by withholding taxes and various other taxes not related to income taxes. Other income, net of expenses, was $1.0 million in the six months ended July 31, 2010, compared to other expense, net of income, of $1.0 million for the corresponding prior year period.
Provision for income taxes
Our effective income tax rate for the six months ended July 31, 2010 was 31%, resulting in a provision for income taxes of $14.3 million compared to pretax income of $45.8 million. Our effective income tax rate for the first six months of fiscal 2010 was 31%. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions. The effective income tax rate applied to quarterly pretax income for interim quarters is based on estimated effective tax rates to be applied to our operations for the entire fiscal year. We currently estimate our effective tax rate for fiscal 2011 to be approximately 32%, however, the actual effective tax rate will depend on a variety of factors, including the geographic mix of our business during the remaining interim periods of fiscal 2011.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $2.6 million for six months ended July 31, 2010, compared to $1.7 million for the corresponding prior year period. This increase was the result of increased net income from operations with noncontrolling interests.
Liquidity and Capital Resources
As of July 31, 2010, our cash and cash equivalents totaled $392.0 million, representing an increase of $41.2 million from January 31, 2010. The increase resulted from an increase of $37.7 million of net cash provided by our operating, investing and financing activities and an increase of $3.5 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2010.

During the first half of fiscal 2011, we used approximately $48.5 million in net cash from operating activities. This resulted from net income of $31.6 million plus depreciation and amortization of intangible assets totaling $29.2 million, provision for doubtful accounts of $2.5 million, an increase in trade payables and other current liabilities of $49.2 million, and an increase in other items totaling $7.6 million, offset by an increase in trade receivables and other current assets of $167.1 million and deferred income taxes of $1.5 million.
The company’s primary source of liquidity is the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment. The company experiences increased activity associated with its peak season, generally during the second and third fiscal quarters, requiring significant client disbursements. During the second quarter and the first half of the third quarter, this seasonal growth in client receivables tends to consume available cash. Historically the second half of the third quarter and the fourth quarter tended to generate significant cash as cash collections usually exceeded client cash disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash.
In addition to cash generated from the company’s income generating activities, when the company acts as a customs broker, we make significant cash advances on behalf of our clients to the various customs authorities around the world, predominantly in countries where our clients are importers of goods such as South Africa and Israel. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses. However, these advances temporarily consume cash as these items are typically paid to third parties in advance of reimbursement from our clients. Accordingly, on a comparative basis, operating cash flows are typically stronger in periods of declining logistics activity and are comparably weaker in periods of volume growth as the company must disburse cash in advance of collections from clients. The significant increases in volumes and carrier rates during the six months of fiscal 2011 necessitated significant working capital to fund duties and carrier costs on behalf of clients.
During the first half of fiscal 2011, advances for customs duties and taxes were approximately $2,125.2 million, an increase of $557.6 million when compared to approximately $1,567.6 million for the corresponding prior year period. This increase of customs duties and taxes was primarily attributable to an increase in the number and value of clearances over the comparable periods. The increase in these advances and subsequent collection activity related to customs duties and taxes had an unfavorable impact on our net cash generated from operating activities in the first half of fiscal 2011.
On a comparative basis, during the first half of fiscal 2011, net cash used by operating activities was $48.5 million, compared to net income of $31.6 million for the same period in fiscal 2011. During the first half of fiscal 2010, net cash provided by operating activities was $66.3 million. Stronger economic conditions prevailed in the first half of fiscal 2011 compared to the first half of fiscal 2010 resulting in increased volumes and freight activities which resulted in consumption of cash in the first half of fiscal 2011, at a rate that is consistent with our seasonal norms prior to the recent economic downturn.
Cash used for investing activities for the six months ending July 31, 2010 and 2009 was $25.0 million and $7.0 million, respectively. During the first half of fiscal 2011, cash used for capital expenditures was approximately $19.7 million, consisting primarily of computer hardware and software and furniture, fixtures and equipment. During the normal course of operations, the company has a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. The company currently expects to spend approximately $73.0 million for normal or routine capital expenditures for fiscal 2011. Included in cash used in investing activities were proceeds of $0.8 million for the disposal of property, plant and equipment.

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
• We do not anticipate making a contingent earn-out payment in regard to our acquisition of Cargoforte based upon the entity’s financial performance during fiscal 2010. One potential contingent earn-out payment remains, subject to a maximum of $19.6 million in the aggregate, which payment will be offset against the initial purchase price of $1.0 million and will be calculated based on a multiple of the acquired operation’s earnings for the twelve month period ending January 31, 2011.
• We have one potential contingent earn-out payment remaining related to our acquisition of UTi Pharma Slovakia, s.r.o. which is subject to a maximum of $3.0 million in the aggregate and is to be calculated based on a multiple of the acquired operation’s earnings for the fiscal year ending January 31, 2012.
• In connection with our acquisition of the remaining ownership interest in each of EMA Ireland and EMA Israel, based on estimated net revenue to be earned from a single client for each of the next four fiscal years ending January 31, 2011, 2012, 2013 and 2014, we currently anticipate making contingent earn-out payments in the quarter following each of such the twelve month periods. The company’s aggregate obligation with respect to these contingent earn-out payments has been estimated to be $0.6 million.
• In August 2010, we made one contingent earn-out payment of $4.7 million related to our acquisition of Tacisa. The payment was calculated based on a multiple of the acquired operation’s earnings for the twelve months ended January 31, 2010. No further payments are required to paid
In connection with the formation of a partnership in South Africa that holds the shares of a subsidiary that distributes pharmaceutical supplies and equipment, the company granted a put option to the minority partner (South Africa Minority Put) providing the partner with a right to put their 25.1% share of the partnership to the company in fiscal 2011. The liability associated with this put option at July 31, 2010 was determined to be zero. On August 11, 2010, the company received notification from the minority partner holding the South Africa Minority Put that the minority partner intends to exercise its right to require us to purchase such partner’s interest. The preliminary redemption value of $8.5 million, which remains subject to finalization, was paid on August 26, 2010 although this amount remains subject to further adjustments and finalization. The company estimates the redemption value to be substantially less than the fair value of the minority partner’s interest in the partnership. The company currently expects to record the difference between the redemption value and the carrying amount of the related noncontrolling interest will be recorded as a component of shareholders’ equity.
Our financing activities during the first half of fiscal 2011 provided $111.2 million of cash, primarily due to proceeds from bank lines of credit of $111.8 million, an increase in short-term credit facilities of $56.6 million, net borrowings of $0.5 million from short term borrowings and net proceeds from the issuance of ordinary shares of $3.4 million offset by repayments of bank lines of credit and long term borrowings, totaling $43.0 million, repayments of capital lease obligations totaling $10.4 million and dividends paid of $6.1 million.

Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive income is a result of foreign currency translation adjustments, net of tax and other. Included in other comprehensive income was a loss of $5.4 million and a gain of $2.1 million, for the three and six months ended July 31, 2010, respectively. Included in other comprehensive income were gains of $36.2 million and $63.6 million, the three and six months ended July 31, 2009, respectively. By comparison, the first half of the prior year comparative figure was largely caused by depreciation of the U.S. dollar against the South African rand.
Credit Facilities and Senior Notes
The company utilizes a number of financial institutions to provide it with borrowings, letters of credit, guarantees and working capital facilities. Certain of these credit facilities are used for working capital and for issuing letters of credit to support the working capital and operational needs of various subsidiaries and to support various customs bonds and guarantees. In other cases, customs bonds and guarantees are issued directly by various financial institutions. In many cases, the use of these particular borrowings, letter of credit, guarantee, and working capital facilities is restricted to the country in which they originated although this is not always the case. These particular borrowings, letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in such country.

The following table presents information about the facility limits, aggregate amounts of borrowings outstanding as well as availability for borrowings under the various bank lines and letters of credit and other credit facilities as of July 31, 2010.

			South
			African			Other
	ABN/RBS	Nedbank	Facilities	US Facility[1]	Spain Facility[2]	Facilities	Total

Credit facility limit	$50,000	$61,000	$130,788	$25,000	$25,000	$105,569	$397,357

Facility usage for cash items	$9,104	$51,002	$64	$25,000	$22,816	$57,575	$165,561
Letters of credit and guarantees	37,035	6,768	75,219	—	—	42,630	161,652

Total	$46,139	$57,770	$75,283	$25,000	$22,816	$100,205	$327,213

Available, unused capacity	$3,861	$3,230	$55,505	$—	$2,184	$5,364	$70,144
Available for cash withdrawal	$—	$3,230	$55,505	$—	$2,184	$5,050	$65,969

[1]	Represents one of the company’s two largest single-country credit facilities. This facility expires in May 2011.

[2]	Represents one of the company’s two largest single-country credit facilities. This facility expires in April 2011.
ABN/RBS Letter of Credit Agreement
On July 9, 2009, the company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the ABN/RBS Letter of Credit Agreement). The ABN/RBS Letter of Credit Agreement provided for an aggregate availability of up to $50.0 million in letters of credit as of July 31, 2010. The facility matures on July 9, 2011. The company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.
Nedbank Letter of Credit Agreement
On July 9, 2009, the company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement with Nedbank Limited, acting through its London Branch (the Nedbank Letter of Credit Agreement). The Nedbank Letter of Credit Agreement provided for an aggregate initial availability of up to $36.0 million in letters of credit. On January 8, 2010, the company and certain of its subsidiaries entered into an amendment to this agreement (First Nedbank Amendment) which temporarily increased the aggregate availability under the facility to $46.0 million in letters of credit. The First Nedbank Amendment expired on March 1, 2010, after which the aggregate availability under the Nedbank Letter or Credit Agreement reverted to the original availability of $36.0 million in letters of credit.

On July 23, 2010, UTi Worldwide Inc. (UTi) and certain of its subsidiaries as guarantors (collectively with UTi, the Obligors) entered into an Amendment to Letter of Credit Agreement (Third Nedbank Amendment). The Third Nedbank Amendment among other things increased the current “Maximum Draw Amount” (as such term is defined in the Nedbank Letter of Credit Agreement) under the Nedbank Letter of Credit Agreement by $25.0 million, from $36.0 million to $61.0 million. In addition, the Third Nedbank Amendment provides that in no event shall any letter of credit) issued after July 23, 2010 under the Nedbank Letter of Credit Agreement have an expiration date later than July 9, 2011 unless otherwise agreed to by Nedbank. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.
Together, the company refers to the ABN/RBS Letter of Credit Agreement and the Nedbank Letter of Credit Agreement as the “Letter of Credit Agreements.” Pursuant to the terms of the Letter of Credit Agreements, the company is charged fees relating to, among other things, the issuance of letters of credit, the aggregate amount of letters of credit outstanding, and the unused portions of these facilities, all at the rates specified in the applicable agreement.
South African Facilities
On July 9, 2009, certain of the company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement with Nedbank Limited, acting through its Corporate Banking Division (the South African Facilities Agreement). The South African Facilities Agreement provides for a 650.0 million South African rand revolving credit facility, which is comprised of a 400.0 million South African rand working capital facility and a 250.0 million South African rand letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides the company’s South African operations with a 150.0 million South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.
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
In addition to the facilities described above, the South African entities have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of July 31, 2010 the value of these bonds was $42.2 million.
During the second quarter ended July 31, 2010, the company entered into a number of new credit facilities with aggregate borrowing credit facility limits of approximately $65.0 million. Such facilities include those entered into by the company’s subsidiaries in the U.S. and Spain as well as a borrowing by the parent company, UTi Worldwide, Inc. and generally expire on various dates in calendar 2011 and bear interest at rates determined based on certain benchmark interest rates plus a margin as specified in the underlying agreements. Total borrowings outstanding under such facilities totaled approximately $62.8 million at July 31, 2010.
Cash Pooling Arrangement
A significant number of our subsidiaries participate in a cash pooling arrangement which is used by us to fund liquidity needs of the subsidiaries. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates. The facility does not permit aggregate outstanding withdrawals by our subsidiaries under the arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time, as determined on a global basis. At July 31, 2010, cash deposits exceeded to cash withdrawals. Under the arrangement, cash withdrawals of $108.7 million are included in bank lines of credit and cash deposits of $125.9 million are included in cash and cash equivalents on our balance sheet at July 31, 2010.

Senior Unsecured Guaranteed Notes
The following table presents information about the aggregate amount of the company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of July 31, 2010.

	2006 Note	2009 Note
	Purchase	Purchase	Other
	Agreement	Agreement	Borrowings	Total

Current portion of long-term borrowings	$66,668	$—	$3,910	$70,578
Long-term borrowings, excluding current portion	—	55,000	7,173	62,173

Total	$66,668	$55,000	$11,083	$132,751

2009 Note Purchase Agreement
On July 9, 2009, the company issued $55.0 million of senior unsecured guaranteed notes (2009 Senior Notes) under a note purchase agreement (2009 Note Purchase Agreement), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The company is required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Senior Notes mature on August 9, 2014. The company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the company and selected subsidiaries.
2006 Note Purchase Agreement
On July 13, 2006, the company issued $200.0 million of senior unsecured guaranteed notes (the 2006 Senior Notes and, together with the 2009 Senior Notes, the Senior Notes) under a note purchase agreement (the 2006 Note Purchase Agreement, and together with the 2009 Note Purchase Agreement, the Note Purchase Agreements), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The company is required to repay approximately $33.3 million, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The 2006 Senior Notes mature on July 13, 2011. The company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the company and selected subsidiaries.
The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the company to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of July 31, 2010.

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
Pursuant to the terms of the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements, the company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, those relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements. The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement. The company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements. Liabilities for these indemnification obligations were not material to the company as a whole as of the dates that each of the respective agreements was entered into. The company has not recorded any liabilities related to the indemnification obligations as of July 31, 2010.
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
There have been no significant changes in the company’s critical accounting policies during the second quarter of fiscal 2011.

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
As of July 31, 2010, there had been no material changes to our exposure to market risks since January 31, 2010, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
Item 4. Controls and Procedures
“Disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including each of its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of July 31, 2010. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2010.

“Internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) is a process designed by, or under the supervision of each of the issuer’s principal executive officer and principal financial officer, and effected by the issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
The company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded there were no changes to our internal controls over financial reporting during the second quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
In connection with ASC 450, Contingencies, the company has not accrued for a loss contingency relating to any of the investigations and legal proceedings disclosed below because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable or reasonably estimable.
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
Industry-Wide Anti-Trust Investigation
In June 2007, we responded to a grand jury subpoena requesting documents in connection with the United States Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the international freight forwarding and cargo transportation industry which had been served on us in June 2006. On October 10, 2007, the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials in connection with its investigation of the international freight forwarding and cargo transportation industry. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that we produce various documents regarding ocean freight forwarding. We believe we are a subject of the U.S. DOJ investigation.

On October 25, 2007, one of our subsidiaries received a notice from the New Zealand Commerce Commission that it was conducting an investigation in relation to international freight forwarding services in New Zealand and requesting that we provide documents and information as it relates to New Zealand. Our subsidiary responded to the request from the New Zealand Commerce Commission on December 21, 2007. In June 2010, the New Zealand Commerce Commission informed us that their investigation concerning us was closed.
In June 2008 and February 2009, we received a request for information issued by the European Commission (EC) requesting information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In July 2008 and March 2009, we submitted responses to these requests. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010. We attended a hearing in July 2010 to discuss our position with the EC officials.
In May 2009, we learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, we received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against us, our Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. We intend to respond to this proceeding within 30 days after the last defendant in this global proceeding has been notified.
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
South Africa Revenue Service Matter
The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has objected to this claim and together with its legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $9.8 million based on exchange rates as of July 31, 2010. There were no material developments concerning this matter during the first half of fiscal 2011.

Per Transport Litigation
The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12.4 million, based on exchange rates as of July 31, 2010. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company has agreed to indemnify these individuals in connection with these proceedings. There were no material developments concerning this matter during the first half of fiscal 2011.
Artwork Matter
The company was previously engaged through various indirect subsidiaries in the business of transportation and storage of fine works of art. A client of one of these subsidiaries previously alleged that during several weeks of June 2007 a malfunctioning climate-control unit at such subsidiaries’ warehouses may have caused numerous works of art to be exposed to humidity levels beyond what are considered normal storage conditions. The company received communication from the client that several works of art may have been affected by the humidity; however no claim was ever filed by the client and it is not known whether the works suffered any depreciation beyond normal restoration costs. The company sold this business and the related indirect subsidiaries during fiscal 2009, although it remains liable for any liabilities associated with this matter. In May 2010, the company was made aware that the former client’s insurance company made a related payment to the former client in an amount that is not material to the company as a whole. Based on all the facts and circumstances, the Company has determined that although materially unfavorable outcomes in this matter may be possible, they are considered to be remote.

Big Baboon Patent Litigation
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
Item 1A. Risk Factors
Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties, There have been no material changes to the risk factors as disclosed in Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. The disclosures in our Annual Report on Form 10-K and in our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

Item 6. Exhibits

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10.1
Third Amendment to Letter of Credit Agreement, dated as of July 23, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 29, 2010)

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

UTi Worldwide Inc.
Date: September 3, 2010	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: September 3, 2010	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels Executive Vice President — Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2	Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10.1
Third Amendment to Letter of Credit Agreement, dated as of July 23, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 29, 2010)

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