Form 10-Q
period 2010-10-31
UTi WORLDWIDE INC
filed 2010-12-03
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2010
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
Yes ☐     No ☑
At December 2, 2010, the number of shares outstanding of the issuer’s ordinary shares was 101,838,576.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended October 31, 2010

PART I. Financial Information	2

Item 1. Financial Statements (unaudited)	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47

Item 4. Controls and Procedures	48

PART II. Other Information	49

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	50

Item 6. Exhibits	51

Signatures	52

Exhibit Index	53

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

- i -

Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Income
For the three and nine months ended October 31, 2010 and 2009
(in thousands, except share and per share amounts)

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
	(Unaudited)

Revenues	$1,198,404	$967,198	$3,404,650	$2,576,056

Purchased transportation costs	792,264	605,663	2,253,692	1,565,648
Staff costs	214,857	196,675	626,377	559,141
Depreciation	12,289	11,393	34,964	31,738
Amortization of intangible assets	3,338	2,696	9,845	8,145
Restructuring charges	—	—	—	1,231
Other operating expenses	131,745	119,355	383,008	338,477

Operating income	43,911	31,416	96,764	71,676
Interest income	4,435	2,366	10,338	7,322
Interest expense	(8,911)	(6,520)	(22,859)	(17,227)
Other income/(expense), net	1,168	742	2,183	(256)

Pretax income	40,603	28,004	86,426	61,515
Provision for income taxes	12,851	7,537	27,106	17,761

Net income	27,752	20,467	59,320	43,754

Net income attributable to noncontrolling interests	1,329	2,500	3,954	4,187

Net income attributable to UTi Worldwide Inc.	$26,423	$17,967	$55,366	$39,567

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.26	$0.18	$0.55	$0.40

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.26	$0.18	$0.54	$0.39

Number of weighted average common shares outstanding used for per share calculations
Basic shares	100,736,378	100,066,261	100,487,558	99,888,487
Diluted shares	102,016,552	101,282,940	101,866,470	101,205,008
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets
As of October 31, 2010 and January 31, 2010
(in thousands, except share amounts)

	October 31,	January 31,
	2010	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$342,148	$350,784
Trade receivables (net of allowance for doubtful accounts of $14,783 and $13,686 as of October 31, 2010 and January 31, 2010, respectively)	982,181	727,413
Deferred income taxes	16,534	16,917
Other current assets	126,619	111,575

Total current assets	1,467,482	1,206,689
Property, plant and equipment (net of accumulated depreciation of $204,346 and $171,972 as of October 31, 2010 and January 31, 2010, respectively)	197,919	180,422
Goodwill	426,645	415,591
Other intangible assets, net	63,797	71,882
Investments	888	1,717
Deferred income taxes	28,813	31,815
Other non-current assets	35,120	29,430

Total assets	$2,220,664	$1,937,546

LIABILITIES & EQUITY
Bank lines of credit	$188,797	$100,653
Short-term borrowings	5,696	8,032
Current portion of long-term borrowings	70,768	69,934
Current portion of capital lease obligations	15,970	16,832
Trade payables and other accrued liabilities	884,341	732,018
Income taxes payable	10,084	1,929
Deferred income taxes	3,416	3,503

Total current liabilities	1,179,072	932,901

Long-term borrowings, excluding current portion	62,107	99,097
Capital lease obligations, excluding current portion	22,238	23,892
Deferred income taxes	29,684	32,874
Other non-current liabilities	34,322	34,500

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock — ordinary shares of no par value: 101,837,076 and 100,900,556 shares issued and outstanding as of October 31, 2010 and January 31, 2010, respectively	480,901	464,731
Retained earnings	422,808	373,548
Accumulated other comprehensive loss	(23,018)	(46,904)

Total UTi Worldwide Inc. shareholders’ equity	880,691	791,375
Noncontrolling interests	12,550	22,907

Total equity	893,241	814,282

Total liabilities and equity	$2,220,664	$1,937,546

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the nine months ended October 31, 2010 and 2009
(in thousands)

	Nine months ended
	October 31,
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$59,320	$43,754
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	6,396	6,354
Depreciation	34,964	31,738
Amortization of intangible assets	9,845	8,145
Amortization of debt issuance costs	2,256	1,089
Deferred income taxes	286	(744)
Uncertain tax positions	(1,491)	256
Tax benefit relating to share-based compensation	1,879	1,212
Excess tax benefit from share-based compensation	(102)	(130)
Loss/(gain) on disposal of property, plant and equipment	102	(6,195)
Provision for doubtful accounts	3,901	1,828
Other	2,288	(3,088)
Changes in operating assets and liabilities:
(Increase)/decrease in trade receivables	(226,164)	10,809
Increase in other assets	(5,397)	(7,800)
Increase/(decrease) in trade payables	106,395	(42,355)
Increase in accrued liabilities and other liabilities	17,252	6,770

Net cash provided by operating activities	11,730	51,643

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,706)	(21,062)
Proceeds from disposal of property, plant and equipment	1,280	11,877
Net increase in other non-current assets	(4,623)	(448)
Acquisitions and related payments	(3,449)	(3,133)
Other	(283)	387

Net cash used in investing activities	(44,781)	(12,379)

FINANCING ACTIVITIES:
Borrowings from bank lines of credit	120,785	13,065
Repayments of bank lines of credit	(13,292)	(34,178)
Net (repayments)/borrowings under revolving bank lines of credit	(31,583)	1,083
Net increase in short-term borrowings	782	907
Proceeds from issuance of long-term borrowings	81	56,498
Repayment of long-term borrowings	(37,997)	(36,938)
Debt issuance costs	—	(4,576)
Repayment of capital lease obligations	(14,797)	(17,615)
Contingent consideration paid	(3,734)	—
Acquisition of noncontrolling interest	(8,323)	—
Dividends paid to noncontrolling interests	(1,719)	(998)
Net proceeds from issuance of ordinary shares	4,011	1,647
Excess tax benefit from share-based compensation	102	130
Dividends paid	(6,106)	(6,027)

Net cash provided by/(used in) financing activities	8,210	(27,002)

Effect of foreign exchange rate changes on cash and cash equivalents	16,205	38,423

Net (decrease)/increase in cash and cash equivalents	(8,636)	50,685
Cash and cash equivalents at beginning of period	350,784	256,869

Cash and cash equivalents at end of period	$342,148	$307,554

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and nine months ended October 31, 2010 and 2009 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of October 31, 2010 and January 31, 2010, the consolidated statements of income for the three and nine months ended October 31, 2010 and 2009 and the consolidated statements of cash flows for the nine months ended October 31, 2010 and 2009. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended October 31, 2010 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2011 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.
All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.
Income Taxes
Under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required to adjust its effective tax rate for each quarter to be consistent with its estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.
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
Segment Reporting
The Company’s reportable business segments are (i) Freight Forwarding and (ii) Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Certain corporate costs, enterprise-led costs, and various holding company expenses within the group structure are presented separately.

Foreign Currency Translation
Included in other income, net, are net gains on foreign exchange of $793 and $2,185, for the three and nine months ended October 31, 2010, respectively. Included in other income, net, are net gains on foreign exchange of $826 and net losses of $682, for the three and nine months ended October 31, 2009, respectively.
Concentration of Credit Risks and Other
The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $301,739 of these deposits was not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States (U.S.) as of October 31, 2010.
Acquisitions
In accordance with ASC 805, Business Combinations, adjustments during the measurement period resulting from the finalization of the fair values of the assets acquired and liabilities assumed from acquired businesses are retrospectively reflected in the consolidated financial statements as if the final accounting for the acquisition had been completed at the acquisition date. Once the measurement period ends, no further adjustments are made to the assets acquired and liabilities assumed.
Call and Put Options
In connection with the Company’s merger and acquisition activities in Israel during fiscal 2008, options were granted providing the Company with the right to call the minority partner’s shares of the resulting subsidiary under certain circumstances, and also providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under certain circumstances, to call the minority partner’s shares. The Company records assets and liabilities which represent the difference between the estimated strike price and the estimated fair value of the attributable subsidiary equity, if the call options become exercisable. The amounts included in other non-current assets were $429 and $476 and the amounts included in other non-current liabilities were $716 and $811 at October 31, 2010 and January 31, 2010, respectively.
In connection with the formation of a partnership in South Africa that holds the shares of a subsidiary that distributes pharmaceutical supplies and equipment, the Company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the Company. On August 11, 2010, the Company received notification that the minority partner elected to exercise its right to require the Company to purchase such partner’s interest at the calculated redemption value of $8,323. The Company estimates that the redemption value, which was paid on August 26, 2010, was substantially less than the fair value of the minority partner’s interest in the partnership. The carrying value of the related non-controlling interest was $13,985. The Company recorded the difference between the carrying value of the related non-controlling interest, and the redemption value paid, as a component of shareholders’ equity.
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
The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, call and put options, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and the call and put options, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As of October 31, 2010 and January 31, 2010, the fair value of the Company’s 6.31% senior unsecured guaranteed notes was $67,579 and $99,569, respectively, compared to a book value of $66,667 and $100,000, respectively, for each of these periods. As discussed further in Note 11, “Borrowings” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of October 31, 2010 and January 31, 2010, the fair value of these notes was $59,994 and $55,053, respectively, compared to a book value of $55,000 for each of these periods. The call and put options are recorded at their estimated fair value. For further information, see Note 1, “Call and Put Options.”

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
Changes in Cash Flow Presentation
In the consolidated statements of cash flows, the Company has presented gross borrowings on certain lines of credit with original repayment terms of greater than three months, separate from the repayments on those lines of credit for the nine months ended October 31, 2010 and 2009. The presentation of these lines of credit was previously reflected on a net basis. Further, in the consolidated statements of cash flows, the Company has presented the provision for doubtful accounts and the amortization of debt issuance costs as separate line items within cash flow from operating activities. Historically, these amounts were included in operating activities and netted within the change in trade receivables line item and other line item, respectively. These changes did not impact net cash flows from operating activities or any other financial statement information.
Recent Accounting Pronouncements
Adoption of New Accounting Standards
There were no accounting standards adopted during the three months ended October 31, 2010 that had a material impact on the Company’s consolidated financial statements.
Standards Issued But Not Yet Effective
Other new pronouncements issued but not effective until after October 31, 2010 are not expected to have a material impact on the Company’s consolidated financial statements.
Proposed Amendments to Current Accounting Standards
Updates to existing accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date, are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.
NOTE 2. Acquisitions
All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.
Effective May 25, 2010 and December 21, 2009, the Company acquired the remaining outstanding shares of EMAsu2, Ltd. (EMA Ireland) and Exel MPL-A.V.B.A., LP (EMA Israel), respectively, both companies in which the Company already held financial interests that were acquired through previous acquisitions. The purchase prices for the previously unheld shares in both companies totaled $7,148, which includes contingent considerations estimated at $600 based on projected net revenues from a specific shared client for the four years ending January 31, 2014. The purchase prices and initial recording of these transactions were based on preliminary valuation assessments and is subject to change.

Effective October 16, 2009, the Company acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L. (Tacisa), a Spanish freight forwarder. An employee of one of the Company’s Spanish subsidiaries held a majority ownership in Tacisa prior to the Company’s acquisition. The purchase price totaled $5,463, net of cash acquired of $750, and included contingent consideration of $3,734, which was paid in August 2010 based on the fiscal 2010 operating results of Tacisa. The acquisition expanded the Company’s freight forwarding coverage in Spain. Subsequent to the acquisition date, the Company finalized the valuation work on identified intangible assets acquired and refined its estimates previously recorded upon finalization of the valuation work during the third quarter of fiscal 2011. The Company recognized adjustments to increase goodwill and reduce other intangible assets and other accrued liabilities by $800, $300 and $500, respectively, on the prior year consolidated balance sheet at January 31, 2010 as if the final accounting for the acquisition had been completed at the acquisition date. The estimated amortization period of such intangible assets were consistent with previous acquisitions.
The purchase price allocations relating to the acquisitions above and resulting impact on the consolidated balance sheets were as follows:

Current assets	$7,516
Goodwill	4,692
Acquired intangible assets	6,243
Other non-current assets	173

Total assets acquired	18,624
Liabilities assumed	(8,147)
Deferred income taxes	(1,622)

Net assets acquired	$8,855

Combined revenues attributable to the acquired companies were $14,442 and $41,183 for the three and nine months ended October 31, 2010, respectively. Net income attributable to UTi Worldwide Inc. as a result of these acquisitions totaled $12 and $506, for the three and nine months ended October 31, 2010, respectively. The following supplemental pro forma information summarizes the results of operations of the acquired companies for the three and nine months ended October 31, 2009, as if the acquisitions had occurred at the beginning of the period presented. The pro forma information is not necessarily indicative of the actual operating results that would have been obtained if the acquisitions had occurred at the beginning of the period presented or may be obtained in the future.

		Net income
		attributable to	Diluted
		UTi Worldwide	earnings
Three months ended October 31, 2009:	Revenue	Inc.	per share*

As reported	$967,198	$17,967	$0.18
Acquisitions	6,366	241	—

Total	$973,564	$18,208	$0.18

		Net income
		attributable to	Diluted
		UTi Worldwide	earnings
Nine months ended October 31, 2009:	Revenue	Inc.	per share*

As reported	$2,576,056	$39,567	$0.39
Acquisitions	16,750	358	—

Total	$2,592,806	$39,925	$0.39

*	Diluted pro forma earnings per share were calculated using 101,282,940 and 101,205,008 diluted ordinary shares for the three and nine months ended October 31, 2009, respectively.

NOTE 3. Earnings per Share
Earnings per share are calculated as follows:

	Three months ended		Nine months ended
	October 31,		October 31,
	2010	2009	2010	2009
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net income	$26,423	$17,967	$55,366	$39,567

Weighted average number of ordinary shares	100,736,378	100,066,261	100,487,558	99,888,487

Incremental shares required for diluted earnings per share related to stock options/restricted share units	1,280,174	1,216,679	1,378,912	1,316,521

Diluted weighted average number of ordinary shares	102,016,552	101,282,940	101,866,470	101,205,008

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.26	$0.18	$0.55	$0.40

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.26	$0.18	$0.54	$0.39

Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06

Weighted-average diluted shares outstanding exclude 2,755,676 and 2,895,326 shares for the three and nine months ended October 31, 2010, respectively, and exclude 2,618,254 and 3,717,753 shares for the three and nine months ended October 31, 2009, respectively, because such shares represent stock options that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period, and were therefore anti-dilutive.

NOTE 4. Equity
Certain information regarding changes in equity and noncontrolling interests are as follows:

	UTi Worldwide Inc.’s Equity
			Accumulated
			other
	Common	Retained	comprehensive	Noncontrolling
	stock	earnings	loss	interests	Total

Balance at February 1, 2010	$464,731	$373,548	$(46,904)	$22,907	$814,282
Employee share-based compensation plans	10,508	—	—	—	10,508
Net income	—	55,366	—	3,954	59,320
Foreign currency translation adjustment and other	—	—	23,886	1,393	25,279
Dividends	—	(6,106)	—	—	(6,106)
Acquisition of noncontrolling interest	5,662	—	—	(13,985)	(8,323)
Distributions to noncontrolling interests	—	—	—	(1,719)	(1,719)

Balance at October 31, 2010	$480,901	$422,808	$(23,018)	$12,550	$893,241

Balance at February 1, 2009	$450,553	$338,461	$(112,268)	$16,224	$692,970
Employee share-based compensation plans	8,131	—	—	—	8,131
Net income	—	39,567	—	4,187	43,754
Foreign currency translation adjustment and other	—	—	74,789	4,064	78,853
Dividends	—	(6,027)	—	—	(6,027)
Distributions to noncontrolling interests	—	—	—	(1,023)	(1,023)

Balance at October 31, 2009	$458,684	$372,001	$(37,479)	$23,452	$816,658

Other comprehensive income is comprised of the following:

	Three months ended		Nine months ended
	October 31,		October 31,
	2010	2009	2010	2009

Net income	$27,752	$20,467	$59,320	$43,754
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other	23,164	15,284	25,279	78,853

Comprehensive income	50,916	35,751	84,599	122,607
Comprehensive income attributable to noncontrolling interests	1,729	2,832	5,347	8,251

Comprehensive income attributable to UTi Worldwide Inc.	$49,187	$32,919	$79,252	$114,356

The Company has historically not included amounts related to noncontrolling interests in the foreign currency translation adjustments included in the computation of other comprehensive income. In the table above, the Company has presently included foreign currency translation amounts for noncontrolling interests of $332 and $4,064 for the three and nine months ended October 31, 2009 in the computation of other comprehensive income. Accordingly, foreign currency translation adjustments and other for the three and nine months ended October 31, 2009 as revised totals $15,284 and $78,853, respectively, versus $14,952 (previously presented separately as $14,606 for foreign currency translation adjustments and $346 for amortization of unrecognized net pension gain) and $74,789 (previously presented separately as $74,609 for foreign currency translation adjustments and $180 for amortization of unrecognized net pension gain) as previously reported. Further, comprehensive income amounts for the three months and nine months ended October 31, 2009 as revised totals $35,751 and $122,607, respectively, versus $35,419 and $118,543, as previously reported. Finally, comprehensive income attributable to UTi Worldwide, Inc. as revised totals $32,919 and $114,356, respectively, versus $32,587 and $110,292, as previously reported. The change in presentation has no effect on amounts reported in the Company’s consolidated financial statements.

NOTE 5. Segment Reporting
Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended October 31, 2010
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$841,739	$356,665	$—	$1,198,404

Purchased transportation costs	654,092	138,172	—	792,264
Staff costs	98,118	110,023	6,716	214,857
Depreciation	4,296	7,824	169	12,289
Amortization of intangible assets	1,149	2,189	—	3,338
Other operating expenses	50,160	77,397	4,188	131,745

Total operating expenses	807,815	335,605	11,073	1,154,493

Operating income/(loss)	$33,924	$21,060	$(11,073)	43,911

Interest income				4,435
Interest expense				(8,911)
Other income, net				1,168

Pretax income				40,603
Provision for income taxes				12,851

Net income				27,752
Net income attributable to noncontrolling interests				1,329

Net income attributable to UTi Worldwide Inc.				$26,423

Capital expenditures	$8,039	$4,478	$7,067	$19,584

Segment assets	$1,352,237	$769,225	$99,202	$2,220,664

	Three months ended October 31, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$642,384	$324,814	$—	$967,198

Purchased transportation costs	485,683	119,980	—	605,663
Staff costs	89,016	104,114	3,545	196,675
Depreciation	3,819	7,353	221	11,393
Amortization of intangible assets	963	1,733	—	2,696
Other operating expenses	41,352	71,100	6,903	119,355

Total operating expenses	620,833	304,280	10,669	935,782

Operating income/(loss)	$21,551	$20,534	$(10,669)	31,416

Interest income				2,366
Interest expense				(6,520)
Other income, net				742

Pretax income				28,004
Provision for income taxes				7,537

Net income				20,467
Net income attributable to noncontrolling interests				2,500

Net income attributable to UTi Worldwide Inc.				$17,967

Capital expenditures	$2,143	$7,521	$1,223	$10,887

Segment assets	$1,048,339	$723,238	$113,963	$1,885,540

	Nine months ended October 31, 2010
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$2,372,503	$1,032,147	$—	$3,404,650

Purchased transportation costs	1,851,574	402,118	—	2,253,692
Staff costs	286,871	321,664	17,842	626,377
Depreciation	12,093	22,329	542	34,964
Amortization of intangible assets	3,179	6,666	—	9,845
Other operating expenses	143,043	224,468	15,497	383,008

Total operating expenses	2,296,760	977,245	33,881	3,307,886

Operating income/(loss)	$75,743	$54,902	$(33,881)	96,764

Interest income				10,338
Interest expense				(22,859)
Other income, net				2,183

Pretax income				86,426
Provision for income taxes				27,106

Net income				59,320
Net income attributable to noncontrolling interests				3,954

Net income attributable to UTi Worldwide Inc.				$55,366

Capital expenditures	$17,460	$12,776	$18,533	$48,769

Segment assets	$1,352,237	$769,225	$99,202	$2,220,664

	Nine months ended October 31, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$1,675,338	$900,718	$—	$2,576,056

Purchased transportation costs	1,235,306	330,342	—	1,565,648
Staff costs	255,318	293,129	10,694	559,141
Depreciation	11,168	20,145	425	31,738
Amortization of intangible assets	2,776	5,369	—	8,145
Restructuring charges	—	—	1,231	1,231
Other operating expenses	117,530	207,994	12,953	338,477

Total operating expenses	1,622,098	856,979	25,303	2,504,380

Operating income/(loss)	$53,240	$43,739	$(25,303)	71,676

Interest income				7,322
Interest expense				(17,227)
Other expense, net				(256)

Pretax income				61,515
Provision for income taxes				17,761

Net income				43,754
Net income attributable to noncontrolling interests				4,187

Net income attributable to UTi Worldwide Inc.				$39,567

Capital expenditures	$11,132	$17,998	$4,615	$33,745

Segment assets	$1,048,339	$723,238	$113,963	$1,885,540

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
The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended October 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$240,001	$63,543	$303,544	$215,812	$64,733	$280,545
Americas	173,248	189,405	362,653	129,963	173,378	303,341
Asia Pacific	314,662	12,156	326,818	210,992	9,071	220,063
Africa	113,828	91,561	205,389	85,617	77,632	163,249

Total	$841,739	$356,665	$1,198,404	$642,384	$324,814	$967,198

	Nine months ended October 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$700,329	$191,626	$891,955	$602,560	$178,283	$780,843
Americas	488,886	545,561	1,034,447	349,674	482,762	832,436
Asia Pacific	886,693	32,475	919,168	517,472	25,859	543,331
Africa	296,595	262,485	559,080	205,632	213,814	419,446

Total	$2,372,503	$1,032,147	$3,404,650	$1,675,338	$900,718	$2,576,056

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended		Nine months ended
	October 31,		October 31,
	2010	2009	2010	2009

Revenues:
Airfreight forwarding	$427,878	$328,746	$1,215,009	$838,044
Ocean freight forwarding	318,898	238,333	895,356	635,947
Customs brokerage	28,993	25,231	81,039	68,543
Contract logistics	187,778	175,157	544,087	475,819
Distribution	127,101	109,549	365,694	312,563
Other	107,756	90,182	303,465	245,140

Total	$1,198,404	$967,198	$3,404,650	$2,576,056

Purchased transportation costs:
Airfreight forwarding	$336,958	$254,576	$966,619	$627,838
Ocean freight forwarding	269,823	191,431	754,791	506,706
Customs brokerage	1,216	2,283	5,034	4,965
Contract logistics	39,132	31,971	116,418	84,149
Distribution	86,275	75,094	249,313	210,992
Other	58,860	50,308	161,517	130,998

Total	$792,264	$605,663	$2,253,692	$1,565,648

NOTE 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 31, 2010 are as follows:

		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Total

Balance at February 1, 2010	$170,834	$244,757	$415,591
Acquisitions and related payments	—	1,282	1,282
Foreign currency translation	4,895	4,877	9,772

Balance at October 31, 2010	$175,729	$250,916	$426,645

Amortizable intangible assets as of October 31, 2010 and January 31, 2010 relate primarily to the estimated fair value of the client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets as of October 31, 2010 and January 31, 2010 were as follows:

	Gross		Net	Weighted
	carrying	Accumulated	carrying	average/life
	Value	amortization	value	years
As of October 31, 2010:
Client relationships	$106,058	$(45,178)	$60,880	6.1
Non-compete agreements	3,270	(3,020)	250	1.8
Other	5,060	(3,300)	1,760	2.2

Total	$114,388	$(51,498)	$62,890

As of January 31, 2010:
Client relationships	$105,020	$(36,586)	$68,434	9.6
Non-compete agreements	3,048	(2,797)	251	3.1
Other	4,473	(2,270)	2,203	3.7

Total	$112,541	$(41,653)	$70,888

Amortization expense totaled $3,338 and $9,845 for the three and nine months ended October 31, 2010, respectively, and $2,696 and $8,145 for the three and nine months ended October 31, 2009, respectively. The following table shows the expected amortization expense for these intangible assets for the current fiscal year and each of the next four fiscal years ending January 31,

2011	$11,883
2012	11,538
2013	10,881
2014	9,960
2015	7,295
In addition to its amortizable intangible assets, the Company also has $907 and $994 of intangible assets not subject to amortization as of October 31, 2010 and January 31, 2010, respectively, related primarily to acquired trade names.
In accordance with ASC 350, Intangibles — Goodwill and Other, the Company completed the required annual impairment tests during the second quarter ended July 31, 2010. No impairment was determined based on the results of the annual impairment tests.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Nine months ended
	October 31,
	2010	2009

Net cash paid for:
Interest	$26,019	$15,223
Income taxes	23,184	20,944
Withholding taxes	2	938
Non-cash activities:
Capital lease obligations incurred to acquire assets	10,063	12,683
Liability incurred for contingent consideration obligations	300	4,734

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
South Africa Revenue Service Matter
The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has objected to this claim and together with its legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $10,220 based on exchange rates as of October 31, 2010. There were no material developments concerning this matter during the nine months ended October 31, 2010
Per Transport Litigation
The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $13,242 based on exchange rates as of October 31, 2010. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company has agreed to indemnify these individuals in connection with these proceedings.

NOTE 9. Defined Benefit Plans
The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of the qualifying retirement age.
Net periodic pension cost for the Company’s defined benefit plans consists of:

	Three months ended		Nine months ended
	October 31,		October 31,
	2010	2009	2010	2009

Service cost	$135	$111	$408	$316
Interest cost	460	467	1,376	1,306
Expected return on assets	(311)	(258)	(926)	(712)
Amortization of net actuarial loss	17	65	51	185

Net periodic pension cost	$301	$385	$909	$1,095

For the nine months ended October 31, 2010 and 2009, the Company contributed approximately $1,076 and $1,339, respectively, to its defined benefit plans.
NOTE 10. Share-Based Compensation
On June 8, 2009, the Company’s shareholders approved the 2009 Long Term Incentive Plan (2009 LTIP). The plan provides for the issuance of a variety of awards, including stock options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units (RSUs), deferred share units and performance awards. A total of 6,250,000 shares were originally reserved for issuance under the 2009 LTIP, subject to adjustments as provided for in the plan.
In addition to the 2009 LTIP, at October 31, 2010, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).
Under the 2000 Employee Share Purchase Plan (ESPP), eligible employees may purchase shares of the Company’s stock at 85% of the market price of the common stock at the beginning of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25. On September 12, 2010, the Company amended the ESPP to provide that, effective February 1, 2011, eligible employees may purchase shares of the Company’s stock at 100% of the market price of the common stock at the end of an offering period.
Under the 2004 Directors Incentive Plan, the Company may grant non-qualified stock options, share appreciation rights, restricted shares, RSUs and deferred share units.
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

Employee Share-Based Compensation Activity
A summary of share-based compensation activity applicable to employee shared-based plans for the nine months ended October 31, 2010 is as follows:

	2009 LTIP
				Weighted
	Shares	Weighted	Restricted	average
	subject to	average	share	grant date
	stock options	exercise price	units	fair value
Outstanding balance at February 1, 2010	—	$—	46,232	$13.05
Granted	8,408	12.58	1,005,488	17.01
Exercised/vested	—	—	(24,233)	12.91
Cancelled/forfeited	—	—	(17,812)	17.14

Outstanding balance at October 31, 2010	8,408	$12.58	1,009,675	$16.92

	2004 LTIP
				Weighted
	Shares	Weighted	Restricted	average
	subject to	average	share	grant date
	stock options	exercise price	units	fair value
Outstanding balance at February 1, 2010	1,827,663	$20.32	1,794,895	$18.00
Exercised/vested	(87,488)	15.62	(395,953)	17.36
Cancelled/forfeited	(95,895)	22.34	(71,121)	17.60

Outstanding balance at October 31, 2010	1,644,280	$20.51	1,327,821	$18.04

	2000 Stock Option Plan
	Shares	Weighted
	subject to	average
	stock options	exercise price
Outstanding balance at February 1, 2010	1,113,564	$7.44
Exercised	(297,371)	6.46
Cancelled/forfeited	(26,418)	4.95

Outstanding balance at October 31, 2010	789,775	$7.96

Non-Employee Share-Based Compensation Activity
A summary of share-based compensation activity applicable to the non-employee director share-based plans for the nine months ended October 31, 2010 is as follows:

	2004
	Directors Incentive Plan		Directors Option Plan
		Weighted
	Restricted	average	Shares	Weighted
	share	grant date	subject to	average
	units	fair value	stock options	fair value
Outstanding balance at February 1, 2010	30,457	$12.36	81,000	$10.33
Granted	39,970	14.01	—	—
Exercised/vested	(30,457)	12.36	—	—

Outstanding balance at October 31, 2010	39,970	$14.01	81,000	$10.33

In connection with its share-based compensation plans, the Company recorded approximately $2,334 and $1,979 of share-based compensation expense for the three months ended October 31, 2010 and 2009, respectively, and approximately $6,396 and $6,354 of share-based compensation expense for the nine months ended October 31, 2010 and 2009, respectively. As of October 31, 2010, the Company had approximately $23,137 of total unrecognized compensation related to share-based compensation to be expensed through April 2015.
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
The following table presents information about the facility limits, aggregate amounts of borrowings outstanding as well as availability for borrowings under various bank lines and letters of credit and other credit facilities as of October 31, 2010.

			South
			African			Other
	ABN/RBS	Nedbank	Facilities	US Facility[1]	Spain Facility[2]	Facilities	Total

Credit facility limit	$50,000	$61,000	$136,401	$25,000	$25,000	$107,857	$405,258

Facility usage for cash items	$8,853	$51,552	$62	$25,000	$21,199	$61,296	$167,962
Letters of credit and guarantees	38,869	6,871	77,637	—	—	41,952	165,329

Total	$47,722	$58,423	$77,699	$25,000	$21,199	$103,248	$333,291

Available, unused capacity	$2,278	$2,577	$58,702	$—	$3,801	$4,609	$71,967
Available for cash withdrawal	$—	$2,577	$58,702	$—	$3,801	$4,288	$69,368

[1]	Represents one of the Company’s two largest single-country credit facilities. This facility expires in May 2011.

[2]	Represents one of the Company’s two largest single-country credit facilities. This facility expires in April 2011.
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

Nedbank Letter of Credit Agreement
On July 9, 2009, the Company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement with Nedbank Limited, acting through its London Branch (the Nedbank Letter of Credit Agreement). On July 23, 2010, UTi Worldwide Inc. (UTi) and certain of its subsidiaries as guarantors (collectively with UTi, the Obligors) entered into an Amendment to Letter of Credit Agreement (Third Nedbank Amendment). The Third Nedbank Amendment, among other things, increased the current “Maximum Draw Amount” (as such term is defined in the Nedbank Letter of Credit Agreement) under the Nedbank Letter of Credit Agreement by $25,000, from $36,000 to $61,000. In addition, the Third Nedbank Amendment provides that in no event shall any letter of credit issued after July 23, 2010 under the Nedbank Letter of Credit Agreement have an expiration date later than July 9, 2011 unless otherwise agreed to by Nedbank. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The Company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.
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
In addition to the facilities described above, the South African entities have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of October 31, 2010 the value of these bonds was $44,137.

During the second quarter ended July 31, 2010, the Company entered into a number of new credit facilities with aggregate borrowing credit facility limits of approximately $65,000. Such facilities include those entered into by the Company’s subsidiaries in the U.S. and Spain as well as a borrowing by the parent company, UTi Worldwide, Inc. and generally expire on various dates in calendar 2011 and bear interest at rates determined based on certain benchmark interest rates plus a margin as specified in the underlying agreements. Total borrowings outstanding under such facilities totaled approximately $61,200 at October 31, 2010.
Cash Pooling Arrangement
A significant number of our subsidiaries participate in a cash pooling arrangement which is used by us to fund liquidity needs of the subsidiaries. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates. The facility does not permit aggregate outstanding withdrawals by our subsidiaries under the arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time, as determined on a global basis. At October 31, 2010, cash deposits exceeded cash withdrawals. Under this arrangement, cash withdrawals of $26,531 are included in bank lines of credit and cash deposits of $38,437 are included in cash and cash equivalents on our balance sheet at October 31, 2010.
Senior Unsecured Guaranteed Notes
The following table presents information about the aggregate amount of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of October 31, 2010.

	2006 Note	2009 Note
	Purchase	Purchase	Other
	Agreement	Agreement	Borrowings	Total

Current portion of long-term borrowings	$66,668	$—	$4,100	$70,768
Long-term borrowings, excluding current portion	—	55,000	7,107	62,107

Total	$66,668	$55,000	$11,207	$132,875

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

The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the Company to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of October 31, 2010.
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
Pursuant to the terms of the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements, the Company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, those relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements. The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement. The Company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements. Liabilities for these indemnification obligations were not material to the Company as a whole as of the dates that each of the respective agreements was entered into. The Company has not recorded any liabilities related to the indemnification obligations as of October 31, 2010.
NOTE 12. Uncertain Tax Positions
A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain
	Tax
	Positions	Interest

Balance at February 1, 2010	$8,234	$2,088
Increase for tax positions taken during the current year	135	—
Interest	—	620
Lapses	(1,663)	(583)
Foreign currency translation	161	38

Balance at October 31, 2010	$6,867	$2,163

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $5,522 as of October 31, 2010. Tax years 2006 through 2010 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of October 31, 2010 will decrease by up to $1,718 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

NOTE 13. Fair Value Disclosures
Certain assets and liabilities are measured at fair value on a recurring and nonrecurring basis in accordance with ASC 820, Fair Value Measurements and Disclosures, based on a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into the following three levels:
•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities;

•
Level 2 — Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 — Unobservable inputs for the asset or liability.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of October 31, 2010, and indicate the hierarchy of the valuation techniques utilized to determine such fair value. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	October 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$342,148	$342,148	$—	$—
Forward exchange contracts	129	—	129	—
Other	429	—	—	429

Total	$342,706	$342,148	$129	$429

Liabilities
Forward exchange contracts	$998	$—	$998	$—
Other	716	—	—	716

Total	$1,714	$—	$998	$716

The following methods were used to measure the fair value of assets and liabilities:
Forward Exchange Contracts — The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore are classified as Level 2.
Other — Other financial assets and liabilities utilizing Level 3 inputs include minority call and put options granted to the Company and certain of the Company’s minority partners. These call and put options do not have any quoted prices, nor can they be valued using inputs based on observable market data. These instruments are valued internally, based on the difference between the estimated strike price and the estimated fair value of the minority partner equity, when the call and put options become exercisable.
The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended October 31, 2010:

	Assets	Liabilities

Beginning balance at February 1, 2010	$476	$811
Net change in fair value included in earnings	(58)	(115)
Translation adjustment	11	20

Ending balance at October 31, 2010	$429	$716

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis. During the nine months ended October 31, 2010, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to the business combinations that closed within the period. For business combinations, the Company uses inputs other than quoted prices that are observable, such as interest rates, cost of capital and market comparable royalty rates, which are applied to income and market valuation approaches, and therefore are classified as Level 2. The fair value of net identifiable tangible and intangible assets and liabilities (excluding goodwill) for business combinations that closed during the periods indicated were $2,951 for the three months ended and nine months ended October 31, 2010.
NOTE 14. Derivative Financial Instruments
The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.
As of October 31, 2010, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of October 31, 2010: $8,889 in Euros; $19,704 in U.S. dollars; $1,335 in British pound sterling; and, $1,974 in other currencies. Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.
The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $129 and $273 at October 31, 2010 and January 31, 2010, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $998 and $294 at October 31, 2010 and January 31, 2010, respectively. The Company recorded net losses on foreign currency derivatives of $29 and $848 for the three and nine months ended October 31, 2010, respectively, and net losses on foreign currency derivatives of $205 and $220 for the three and nine months ended October 31, 2009, respectively.

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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s discussion of the estimated airfreight and ocean freight volume trends in the company’s fiscal 2011 fourth quarter, the company’s current business plan and CLIENTasONE strategy and the intended benefits thereof, anticipated changes in certain tax benefits, anticipated costs, benefits and timing associated with our technology-enabled, business transformation initiative, the anticipated outcome of litigation and other contingencies, the company’s ability to meet its capital and liquidity requirements for the foreseeable future, the anticipated impact of various cost reduction efforts, and all other statements concerning future matters. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the recent economic volatility that has materially impacted trade volumes, transportation capacity, pricing dynamics and overall margins; the financial condition of many of our clients; the impact of sharply rising freight transportation rates on the company’s net revenue; capacity constraints and our ability to secure space on third party airplanes, steam ships and other modes of transportation; planned or unplanned consequences of the company’s sales initiatives, procurement initiatives and business transformation efforts; our clients’ demand for our services; the impact of cost reduction measures undertaken by the company and the amount and timing of the expected benefits from such measures; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of volatile fuel costs and changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of, the ongoing publicly announced investigations by the United States (U.S.) Department of Justice, the European Commission (EC) and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; the success and effects of new strategies; disruptions caused by epidemics, conflicts, wars, natural disasters and terrorism; and the other risks and uncertainties described herein and in our other filings with the Securities and Exchange Commission (SEC); and other factors outside our control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in any forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
The company’s operations are principally managed by core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. As discussed above in Note 1 “Presentation of Financial Statements” of our Notes to the Consolidated Financial Statements, our operations are broken into the following reportable segments: (i) Freight Forwarding and (ii) Contract Logistics and Distribution. Certain corporate costs, enterprise-led costs, and various holding company expenses within the group structure are presented separately. There have been no material changes to our reportable segments since January 31, 2010, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 on file with the SEC.
Freight Forwarding Segment. As a freight forwarder, we conduct business as an indirect carrier for our clients or occasionally as an authorized agent for airlines and ocean carriers. We typically act as an indirect carrier with respect to shipments of freight unless the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments. In such situations, we usually forward the freight as an agent for the carrier. We do not own or operate aircraft or ocean vessels and consequently, contract with commercial carriers to arrange for the shipment of cargo. A majority of our freight forwarding business is conducted through non-committed space allocations with carriers. As part of our freight forwarding services, we provide customs brokerage services in the United States (U.S.) and in most of the other countries in which we operate.
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
On May 25, 2010 and December 21, 2009, the company acquired the remaining outstanding shares of EMAsu2, Ltd. and Exel MPL-A.V.B.A., LP, respectively, for a combined total of $7.1 million and eliminated minority partners in Ireland and Israel. The combined purchase price includes contingent consideration estimated at $0.6 million based on projected net revenues from a specific shared client for the four years ending January 31, 2014.
On October 16, 2009, the company acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L., a Spanish freight forwarder, for $5.5 million, net of cash acquired of $0.8 million, and included contingent consideration of $4.7 million, which was paid in August 2010 based on the fiscal 2010 operating results of the acquired business.
On August 11, 2010, the company received notification that the minority partner of a partnership in South Africa elected to exercise its right to require the company to purchase such partner’s interest at the calculated redemption value of $8.3 million. The company estimates that the redemption value, which was paid on August 26, 2010, was substantially less than the fair value of the minority partner’s interest in the partnership. The carrying value of the related non-controlling interest was $14.0 million and the difference between the carrying value of the related non-controlling interest and the redemption value paid was recorded by the company as a component of shareholders’ equity. The company is currently seeking another minority partner with respect to this business.
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
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results for the third quarter and first nine months of fiscal 2011 compared to the third quarter and first nine months of fiscal 2010. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the year ended January 31, 2010, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, on file with the SEC. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

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
For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. For purposes of this discussion and analysis, we believe net revenue (the term we use to describe revenues less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. In contrast to the Freight Forwarding segment, we believe revenue is a better measure of the growth in our Contract Logistics and Distribution segment because this segment does not incur carrier costs (and related fuel surcharges) in the same manner as freight forwarding, and purchased transportation costs under this segment primarily relate to the truck brokerage operation in the Americas region.

Three months ended October 31, 2010 compared to three months ended October 31, 2009
The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended October 31, 2010 compared to the three months ended October 31, 2009:
Freight Forwarding

	Freight Forwarding
	Three months ended October 31,
			Change	Change
	2010	2009	Amount	Percentage
Revenues:
Airfreight forwarding	$427,878	$328,746	$99,132	30%
Ocean freight forwarding	318,898	238,333	80,565	34
Customs brokerage	28,993	25,231	3,762	15
Other	65,970	50,074	15,896	32

Total revenues	841,739	642,384	199,355	31

Purchased transportation costs:
Airfreight forwarding	336,958	254,576	82,382	32
Ocean freight forwarding	269,823	191,431	78,392	41
Customs brokerage	1,216	2,283	(1,067)	(47)
Other	46,095	37,393	8,702	23

Total purchased transportation costs	654,092	485,683	168,409	35

Net revenues:
Airfreight forwarding	90,920	74,170	16,750	23
Ocean freight forwarding	49,075	46,902	2,173	5
Customs brokerage	27,777	22,948	4,829	21
Other	19,875	12,681	7,194	57

Total net revenues	187,647	156,701	30,946	20

Yields:
Airfreight forwarding	21.2%	22.6%		—
Ocean freight forwarding	15.4%	19.7%		—

Staff costs	98,118	89,016	9,102	10
Depreciation	4,296	3,819	477	12
Amortization of intangible assets	1,149	963	186	19
Other operating expenses	50,160	41,352	8,808	21

Operating income	$33,924	$21,551	$12,373	57%

Airfreight Forwarding
Airfreight forwarding revenues increased $99.1 million, or 30%, for the third quarter of fiscal 2011, compared to the corresponding prior year period. The increase in airfreight forwarding revenues was primarily the result of increased volumes and rates over the corresponding prior year period as well as an increase in fuel surcharges. Airfreight volumes increased approximately 19% for the third quarter of fiscal 2011 when compared to the corresponding prior year period. Airfreight volumes remained robust during the third quarter of fiscal 2011 primarily because of tight inventory levels. While volumes in the third quarter of fiscal 2011 were still ahead of the corresponding prior year period on an absolute basis, volume growth in airfreight forwarding revenues moderated in the third quarter of fiscal 2011 compared to the rate of growth in the second quarter of fiscal 2011. A modest peak season, a slower pace of inventory restocking activities, and uncertain global economic conditions contributed to the declining rate of growth. We currently anticipate these factors to continue into the fourth quarter of fiscal 2011 and, as a result, we are currently anticipating airfreight tonnage in the fourth quarter to be at levels similar to the fourth quarter of fiscal 2010. Fuel surcharges increased approximately $21.2 million for the third quarter of fiscal 2011 when compared to the prior year comparable period as a result of an increase in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Foreign currency fluctuations did not have a material impact on our airfreight forwarding revenues during the quarter.
The increase in airfreight net revenues for the third quarter of fiscal 2011 was primarily a result of increases in freight volume when compared to the corresponding prior year period partially offset by a decline in yields. Our freight forwarding yields are computed as net revenues divided by revenues. Airfreight yields for the third quarter of fiscal 2011 decreased approximately 140 basis points to 21.2% from 22.6% in the corresponding prior year period. However when compared on a sequential basis to the second quarter of fiscal 2011, yields increased slightly from 19.9%, reflecting somewhat moderated transportation rates caused by diminishing demand and increases in available capacity.
Ocean Freight Forwarding
Ocean freight forwarding revenues increased $80.6 million, or 34%, for the third quarter of fiscal 2011, compared to the corresponding prior year period. The increase in ocean freight revenues was partially due to an approximately 10% increase in ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs). With respect to the third quarter of fiscal 2011, ocean freight volumes peaked in August, and then weakened in each subsequent month during the quarter, as shippers sent goods ahead of normal peak season in anticipation of tighter capacity and higher rates. While volumes in the third quarter of fiscal 2011 were still ahead of the corresponding prior year period on an absolute basis, volume growth in ocean freight forwarding revenues moderated in the third quarter of fiscal 2011 when compared to the rate of growth in the immediately preceding quarter. A modest peak season, a slower pace of inventory restocking activities, and uncertain global economic conditions contributed to the declining rate of growth. Based on these factors and the unseasonably high volumes in the fiscal 2010 fourth quarter, we currently anticipate that ocean freight TEUs may be lower in the fourth quarter of fiscal 2011 than in the corresponding prior year period. Foreign currency fluctuations did not have a material impact on our ocean forwarding revenues during the quarter.
The increase in ocean freight forwarding net revenues for the third quarter of fiscal 2011 when compared to the corresponding prior year period was primarily due to an approximately 10% increase in TEUs, which increase was partially offset by a 5% decrease in net revenues per TEU. Ocean freight yields decreased approximately 430 basis points to 15.4% from 19.7% during the third quarter of fiscal 2011, compared to the corresponding prior year period. The year-over-year yield compression resulted primarily from constrained carrier capacity, which in turn allowed the shipping lines to increase their pricing compared to the prior year quarter. This rate of decline in net revenue per TEUs for the quarter was less than the rate of decline in net revenues per TEU in the immediately preceding quarter, reflecting moderation in carrier spot rates and our ability to improve pricing. On a sequential basis compared to the second quarter of fiscal 2011, net revenue per TEU increased 5% in the fiscal 2011 third quarter, with sequential improvements seen in the latter half of the quarter.

Customs Brokerage and Other
Customs brokerage revenues increased $3.8 million, or 15%, for the third quarter of fiscal 2011, compared to the corresponding prior year period, primarily due to a 10% increase in the number of clearances. Other freight forwarding related revenues increased $15.9 million, or 32%, for the third quarter of fiscal 2011, compared to the corresponding prior year period, primarily due to increases in international road freight and distribution volumes. Foreign currency fluctuations did not have a material impact on our customs brokerage and other freight forwarding related revenues during the third quarter of fiscal 2011.
Operating Expenses
Staff costs in our freight forwarding segment increased $9.1 million, or 10%, for the third quarter of fiscal 2011, compared to the corresponding prior year period. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 12% and 14% for the third quarters of fiscal 2011 and 2010, respectively. Other operating costs in the freight forwarding segment increased $8.8 million, or 21%, for the third quarter of fiscal 2011, compared to the corresponding prior year period. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms or TEUs, and increased shipment counts largely drove the increase in these costs for the period.
Contract Logistics and Distribution

	Contract Logistics and Distribution
	Three months ended October 31,
			Change	Change
	2010	2009	Amount	Percentage
Revenues:
Contract logistics	$187,778	$175,157	$12,621	7%
Distribution	127,101	109,549	17,552	16
Other	41,786	40,108	1,678	4

Total revenues	356,665	324,814	31,851	10

Purchased transportation costs:
Contract logistics	39,132	31,971	7,161	22
Distribution	86,275	75,094	11,181	15
Other	12,765	12,915	(150)	(1)

Total purchased transportation costs	138,172	119,980	18,192	15

Staff costs	110,023	104,114	5,909	6
Depreciation	7,824	7,353	471	6
Amortization of intangible assets	2,189	1,733	456	26
Other operating expenses	77,397	71,100	6,297	9

Operating income	$21,060	$20,534	$526	3%

Contract logistics revenues increased $12.6 million, or 7%, for the third quarter of fiscal 2011, compared to the corresponding prior year period. The increase of contract logistics revenue was primarily due to increases in client volumes, compared to the same period last year. However, the overall pace of quarterly growth moderated in the third quarter of fiscal 2011. Foreign currency fluctuations did not have a material impact on our contract logistics revenues during the third quarter of fiscal 2011.

Distribution revenues increased $17.6 million, or 16%, for the third quarter of fiscal 2011, compared to the corresponding prior year period. Distribution revenue increased as domestic freight volumes in the U.S. improved during the period when compared to the corresponding prior year period.
Staff costs in our contract logistics and distribution segment increased $5.9 million, or 6%, for the third quarter of fiscal 2011, compared to the corresponding prior year period. The majority of the increase of staff costs in our contract logistics and distribution segment was due to an increase in the number of client sites and an increase in logistics volumes over the corresponding prior year period.
Corporate
Staff costs at corporate were $6.7 million for the third quarter of fiscal 2011, compared to $3.5 million during the corresponding prior year period. Other operating expenses at corporate were $4.2 million for the third quarter of fiscal 2011, compared to $6.9 million during the corresponding prior year period.
Interest expense, net
Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $121.7 million of principle was outstanding as of October 31, 2010, and capital lease obligations. Interest income increased $2.1 million, or 87%, and interest expense increased $2.4 million, or 37%, for the third quarter of fiscal 2011, compared to the corresponding prior year period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.
Other income and expenses, net
Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, offset by withholding taxes and various other taxes not related to income taxes. Other income, net of expenses, was $1.2 million in the third quarter of fiscal 2011, compared to $0.7 million for the corresponding prior year period.
Provision for income taxes
Our effective income tax rate for the third quarter of fiscal 2011 was 32%, resulting in a provision for income taxes of $12.9 million compared to pretax income of $40.6 million. Our effective income tax rate for the third quarter of fiscal 2010 was 27%. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $1.3 million for the third quarter of fiscal 2011, compared to $2.5 million for the corresponding prior year period.

Nine months ended October 31, 2010 compared to nine months ended October 31, 2009
The following tables and discussion and analysis address the operating results attributable to our reportable segments for the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009:
Freight Forwarding

	Freight Forwarding
	Nine months ended October 31,
			Change	Change
	2010	2009	Amount	Percentage
Revenues:
Airfreight forwarding	$1,215,009	$838,044	$376,965	45%
Ocean freight forwarding	895,356	635,947	259,409	41
Customs brokerage	81,039	68,543	12,496	18
Other	181,099	132,804	48,295	36

Total revenues	2,372,503	1,675,338	697,165	42

Purchased transportation costs:
Airfreight forwarding	966,619	627,838	338,781	54
Ocean freight forwarding	754,791	506,706	248,085	49
Customs brokerage	5,034	4,965	69	1
Other	125,130	95,797	29,333	31

Total purchased transportation costs	1,851,574	1,235,306	616,268	50

Net revenues:
Airfreight forwarding	248,390	210,206	38,184	18
Ocean freight forwarding	140,565	129,241	11,324	9
Customs brokerage	76,005	63,578	12,427	20
Other	55,969	37,007	18,962	51

Total net revenues	520,929	440,032	80,897	18

Yields:
Airfreight forwarding	20.4%	25.1%		—
Ocean freight forwarding	15.7%	20.3%		—

Staff costs	286,871	255,318	31,553	12
Depreciation	12,093	11,168	925	8
Amortization of intangible assets	3,179	2,776	403	15
Other operating expenses	143,043	117,530	25,513	22

Operating income	$75,743	$53,240	$22,503	42%

Airfreight Forwarding
Airfreight forwarding revenues increased $377.0 million, or 45%, for the nine months ended October 31, 2010, compared to the corresponding prior year period. The increases in airfreight revenue were primarily due to increased volumes, increased consumer demand and modal shifts from ocean freight to airfreight brought on by ongoing capacity and vessel sailing schedule changes, as well as increased fuel surcharges over the same period last year. Airfreight volumes increased 31% for the first nine months of fiscal 2011 when compared to the corresponding prior year period. Airfreight volume levels during the nine months ended October 31, 2010 were close to levels seen in the same period two years ago, before the market downturn. Foreign currency fluctuations also contributed approximately $12.0 million to the increase.
Net revenues are primarily a function of volume movements and the expansion or contraction in yields. Airfreight yields for the nine months ended October 31, 2010 decreased approximately 470 basis points compared to the corresponding prior year period. Airfreight tonnage increased 31%, which increase was partially offset by an 11% decrease in net revenue per kilo, as the rates we charged our clients during the nine month period did not increase to the same extent as our purchased transportation costs.

Ocean Freight Forwarding
Ocean freight forwarding revenues increased $259.4 million, or 41%, for the nine months ended October 31, 2010, compared to the corresponding prior year period. This increase was primarily due to an approximately 19% increase in ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs) during the nine months ended October 31, 2010, compared to the corresponding prior year period. Foreign currency fluctuations also contributed approximately $26.3 million to the increase.
The increase in ocean freight forwarding net revenues was primarily due to an approximately 19% increase in TEUs, which increase was partially offset by a 9% decrease in net revenues realized per TEU. Foreign currency fluctuations contributed approximately $3.2 million to the increase. As with airfreight, ocean freight yields contracted during the nine months ended October 31, 2010, compared to the corresponding prior year period, causing ocean freight net revenues to increase to a lesser degree than the increase in revenues. For the nine months ended October 31, 2010, ocean freight yields contracted approximately 460 basis points compared to the corresponding prior year period. This year-over-year yield compression resulted primarily from constrained carrier capacity, which in turn allowed the shipping lines to increase their pricing during the nine month period.
Customs Brokerage and Other
Customs brokerage revenues increased $12.5 million, or 18%, for the nine months ended October 31, 2010, compared to the corresponding prior year period. The increase in customs brokerage revenues was primarily due to an 11% increase in the number of clearances. Other freight forwarding related revenues increased $48.3 million, or 36%, for the nine months ended October 31, 2010, compared to the corresponding prior year period, as volumes for international road freight and distribution increased. Foreign currency fluctuations also contributed approximately $3.7 million to the increase.
Operating Expenses
Staff costs in our freight forwarding segment increased $31.6 million, or 12%, for the nine months ended October 31, 2010, compared to the corresponding prior year period. As a percentage of freight forwarding segment revenues, staff costs were approximately 12% and 15% for the first nine months of fiscal 2011 and 2010, respectively. Foreign currency fluctuations contributed approximately $6.2 million to the increase. Other operating costs in the freight forwarding segment increased $25.5 million, or 22%, for the nine months ended October 31, 2010, compared to the corresponding prior year period. Foreign currency fluctuations also contributed approximately $4.8 million to the increase. The increase of staff costs and other operating costs in our freight forwarding segment were largely driven by total shipment counts rather than volumes stated in kilograms or TEUs.
Contract Logistics and Distribution

	Contract Logistics and Distribution
	Nine months ended October 31,
			Change	Change
	2010	2009	Amount	Percentage
Revenues:
Contract logistics	$544,087	$475,819	$68,268	14%
Distribution	365,694	312,563	53,131	17
Other	122,366	112,336	10,030	9

Total revenues	1,032,147	900,718	131,429	15

Purchased transportation costs:
Contract logistics	116,418	84,149	32,269	38
Distribution	249,313	210,992	38,321	18
Other	36,387	35,201	1,186	3

Total purchased transportation costs	402,118	330,342	71,776	22

Staff costs	321,664	293,129	28,535	10
Depreciation	22,329	20,145	2,184	11
Amortization of intangible assets	6,666	5,369	1,297	24
Other operating expenses	224,468	207,994	16,474	8

Operating income	$54,902	$43,739	$11,163	26%

Contract logistics revenues increased $68.3 million, or 14%, for the nine months ended October 31, 2010, compared to the corresponding prior year period. The increases are primarily due to an increase in the number of client sites and increased volumes compared to the corresponding prior year period. Foreign currency fluctuations contributed approximately $14.6 million to the increase.
Distribution revenues increased $53.1 million, or 17%, for the nine months ended October 31, 2010, compared to the corresponding prior year period, primarily due to increased domestic freight volumes, particularly in the U.S. Foreign currency fluctuations contributed approximately $11.0 million to the increase.
Staff costs in our contract logistics and distribution segment increased $28.5 million, or 10%, for the nine months ended October 31, 2010, compared to the corresponding prior year period. The increase of staff costs in our contract logistics and distribution segment was primarily due to increased service requirements associated with new client sites and increased volumes. Foreign currency fluctuations contributed approximately $10.5 million to the increase.
Other operating costs in the contract logistics and distribution segment increased by $16.5 million, or 8%, for the nine months ended October 31, 2010, compared to the corresponding prior year period. The increase in other operating costs in the contract logistics and distribution segment was primarily due to foreign currency fluctuations, which accounted for approximately $10.9 million in increased reported operating expense. Excluding operating cost increases due to currency fluctuations, operating costs in our contract logistics and distribution segment increased $5.6 million, due to increased volumes over the comparative prior year period.
Corporate
Staff costs at corporate were $17.8 million for the nine months ended October 31, 2010, compared to $10.7 million during the corresponding prior year period. Other operating expenses at corporate were $15.5 million for the nine months ended October 31, 2010, compared to $13.0 million during the corresponding prior year period. During the first nine months of fiscal 2010, the company recognized a gain on the sale of property in South Africa of $6.3 million. This gain is included as a reduction of other operating expenses in corporate in fiscal 2010. Excluding this gain, other operating expenses in corporate for the corresponding prior year period, were $19.3 million.
Interest expense, net
Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $121.7 million of principle was outstanding as of October 31, 2010, and capital lease obligations. Interest income increased $3.0 million, or 41%, and interest expense increased $5.6 million, or 33%, for the nine months ended October 31, 2010, compared to the corresponding prior year period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other income and expenses, net
Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, offset by withholding taxes and various other taxes not related to income taxes. Other income, net of expenses, was $2.2 million for the nine months ended October 31, 2010, compared to net other expenses of $0.3 million for the corresponding prior year period.
Provision for income taxes
Our effective income tax rate for the nine months ended October 31, 2010 was 31%, resulting in a provision for income taxes of $27.1 million compared to pretax income of $86.4 million. Our effective income tax rate for the nine months ended October 31, 2010 was 29%. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions. The effective income tax rate applied to quarterly pretax income for interim quarters is based on estimated effective tax rates to be applied to our operations for the entire fiscal year.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $4.0 million for the nine months ended October 31, 2010, compared to $4.2 million for the corresponding prior year period.
The following table shows the revenues attributable to the company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended October 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$240,001	$63,543	$303,544	$215,812	$64,733	$280,545
Americas	173,248	189,405	362,653	129,963	173,378	303,341
Asia Pacific	314,662	12,156	326,818	210,992	9,071	220,063
Africa	113,828	91,561	205,389	85,617	77,632	163,249

Total	$841,739	$356,665	$1,198,404	$642,384	$324,814	$967,198

	Three months ended October 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$61,386	$36,764	$98,150	$59,226	$41,154	$100,380
Americas	48,526	99,327	147,853	38,038	97,809	135,847
Asia Pacific	50,130	7,975	58,105	35,851	6,315	42,166
Africa	27,605	74,427	102,032	23,586	59,556	83,142

Total	$187,647	$218,493	$406,140	$156,701	$204,834	$361,535

	Nine months ended October 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$700,329	$191,626	$891,955	$602,560	$178,283	$780,843
Americas	488,886	545,561	1,034,447	349,674	482,762	832,436
Asia Pacific	886,693	32,475	919,168	517,472	25,859	543,331
Africa	296,595	262,485	559,080	205,632	213,814	419,446

Total	$2,372,503	$1,032,147	$3,404,650	$1,675,338	$900,718	$2,576,056

	Nine months ended October 31,
	2010			2009
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$178,771	$111,702	$290,473	$169,152	$116,464	$285,616
Americas	133,617	284,312	417,929	107,398	270,729	378,127
Asia Pacific	136,735	21,903	158,638	105,349	18,114	123,463
Africa	71,806	212,112	283,918	58,133	165,069	223,202

Total	$520,929	$630,029	$1,150,958	$440,032	$570,376	$1,010,408

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended		Nine months ended
	October 31,		October 31,
	2010	2009	2010	2009

Revenues:
Airfreight forwarding	$427,878	$328,746	$1,215,009	$838,044
Ocean freight forwarding	318,898	238,333	895,356	635,947
Customs brokerage	28,993	25,231	81,039	68,543
Contract logistics	187,778	175,157	544,087	475,819
Distribution	127,101	109,549	365,694	312,563
Other	107,756	90,182	303,465	245,140

Total	$1,198,404	$967,198	$3,404,650	$2,576,056

Purchased transportation costs:
Airfreight forwarding	$336,958	$254,576	$966,619	$627,838
Ocean freight forwarding	269,823	191,431	754,791	506,706
Customs brokerage	1,216	2,283	5,034	4,965
Contract logistics	39,132	31,971	116,418	84,149
Distribution	86,275	75,094	249,313	210,992
Other	58,860	50,308	161,517	130,998

Total	$792,264	$605,663	$2,253,692	$1,565,648

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended		Nine months ended
	October 31,		October 31,
	2010	2009	2010	2009

Revenues:
Airfreight forwarding	36%	34%	36%	33%
Ocean freight forwarding	27	25	26	25
Customs brokerage	2	3	2	3
Contract logistics	16	18	16	18
Distribution	11	11	11	12
Other	8	9	9	9

Total revenues	100	100	100	100

Purchased transportation costs:
Airfreight forwarding	28	26	28	24
Ocean freight forwarding	23	20	22	20
Customs brokerage	*	*	*	*
Contract logistics	3	3	3	3
Distribution	7	8	7	8
Other	5	5	6	5

Total purchased transportation costs	66	62	66	60

Staff costs	18	20	18	22
Depreciation	1	1	1	1
Amortization of intangible assets	*	*	*	*
Restructuring charges	*	*	*	*
Other operating expenses	11	12	11	13

Total operating expenses	96	95	96	96

Operating income	4	3	4	3
Interest income	*	*	*	*
Interest expense	(1)	(1)	(1)	(1)
Other income	*	*	*	*

Pretax income	3	3	3	2
Provision for income taxes	1	1	1	1

Net income	2	2	2	2
Net income attributable to noncontrolling interests	*	*	*	*

Net income attributable to UTi Worldwide Inc.	2%	2%	2%	2%

*	Less than one percent.
Liquidity and Capital Resources
As of October 31, 2010, our cash and cash equivalents totaled $342.1 million, representing a decrease of $8.6 million from January 31, 2010. The decrease resulted from a decrease of $24.8 million of net cash provided by our operating, investing and financing activities, offset by an increase of $16.2 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2010.

Cash Provided by Operating Activities
The substantial increase in volumes and carrier rates during the first nine months of fiscal 2011 necessitated significant working capital to fund duties and carrier costs on behalf of clients, resulting in cash provided by operating activities which was less than our net income for the corresponding period. During the first three quarters of fiscal 2011, we generated approximately $11.7 million in net cash from operating activities. This resulted from net income of $59.3 million plus depreciation and amortization of intangible assets totaling $44.8 million, provision for doubtful accounts of $3.9 million, deferred income taxes of $0.3 million, an increase in trade payables and other current liabilities of $123.6 million, and an increase in other items totaling $11.3 million, offset by an increase in trade receivables and other current assets of $231.6 million.
The company’s primary source of liquidity is the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment. The company experiences increased activity associated with its peak season, generally during the second and third fiscal quarters, requiring significant client disbursements. During the second quarter and the first half of the third quarter, this seasonal growth in client receivables tends to consume available cash. Historically the second half of the third quarter and the fourth quarter tend to generate significant cash as cash collections usually exceeded client cash disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash.
In addition to cash generated from the company’s income generating activities, when the company acts as a customs broker, we make significant cash advances on behalf of our clients to the various customs authorities around the world, predominantly in countries where our clients are importers of goods such as South Africa and Israel. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses. However, these advances temporarily consume cash as these items are typically paid to third parties in advance of reimbursement from our clients. Accordingly, on a comparative basis, operating cash flows are typically stronger in periods of declining logistics activity and are comparably weaker in periods of volume growth as the company must disburse cash in advance of collections from clients. The significant increases in volumes and carrier rates during the first nine months of fiscal 2011 necessitated significant working capital to fund custom duties and taxes on behalf of clients, and carrier disbursements resulting from higher volumes and rates.
During the first three quarters of fiscal 2011, advances for customs duties and taxes were approximately $3,311.8 million, an increase of $831.8 million when compared to approximately $2,480.1 million for the corresponding prior year period. This increase of customs duties and taxes was primarily attributable to an increase in the number of clearances and the value of goods imported over the comparable periods. The increase in these advances and subsequent collection activity related to customs duties and taxes had an unfavorable impact on our net cash generated from operating activities in the first nine months of fiscal 2011.
On a comparative basis, during the first three quarters of fiscal 2011, net cash provided by operating activities was $11.7 million, compared to net income of $59.3 million for the same period in fiscal 2011. By comparison, during the first three quarters of fiscal 2010, net cash provided by operating activities was $51.6 million, compared to net income of $43.8 million for the same period in fiscal 2010. Increased volumes and freight activities during the first three quarters of fiscal 2011 compared to the corresponding prior year period resulted in greater consumption of cash on a comparative basis during the period. Usage of cash during the first three quarters of fiscal 2011 was at a rate that is consistent with our seasonal norms prior to the recent economic downturn.
Cash Used in Investing Activities
Cash used for investing activities for the nine months ended October 31, 2010 and 2009 was $44.8 million and $12.4 million, respectively. The increase was partially attributable to the proceeds from the sale of a building during fiscal 2010, which accounted for $8.1 million of the increase of cash used in investing activities. During the first three quarters of fiscal 2011, cash used for capital expenditures was approximately $37.7 million, consisting primarily of computer hardware and software and furniture, fixtures and equipment. During the normal course of operations, the company has a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. Additionally, we have initiated a multi-year effort to upgrade the technology supporting our operating and financial systems. Inclusive of these technology upgrades, the company currently expects to incur approximately $73.0 million for normal and routine capital expenditures for fiscal 2011, which will be incurred through both cash purchases and leasing facilities.

The following outlines certain recent earn-out payments associated with prior acquisitions, as well as the estimated future contingent earn-out payments associated with such prior acquisitions:
• We do not anticipate making a contingent earn-out payment in regard to our acquisition of Cargoforte based upon the entity’s financial performance during fiscal 2011.
• We have one potential contingent earn-out payment remaining related to our acquisition of UTi Pharma Slovakia, s.r.o. which is subject to a maximum of $3.0 million in the aggregate and is to be calculated based on a multiple of the acquired operation’s earnings for the fiscal year ending January 31, 2012.
• In connection with our acquisition of the remaining ownership interest in each of EMA Ireland and EMA Israel, based on estimated net revenue to be earned from a single client for each of the next four fiscal years ending January 31, 2011, 2012, 2013 and 2014, we currently anticipate making contingent earn-out payments in the quarter following each of such twelve month periods. The company’s aggregate obligation with respect to these contingent earn-out payments is estimated to be $0.6 million.
• In August 2010, we made the one required earn-out payment of $3.7 million related to our acquisition of Tacisa. The payment was calculated based on a multiple of the acquired operation’s earnings for the twelve months ended January 31, 2010.
In connection with the formation of a partnership in South Africa that holds the shares of a subsidiary that distributes pharmaceutical supplies and equipment, the company granted a put option to the minority partner (South Africa Minority Put) providing the partner with a right to put their 25.1% share of the partnership to the company in fiscal 2011. On August 11, 2010, the company received notification from the minority partner holding the South Africa Minority Put that the minority partner elected to exercise its right to require us to purchase such partner’s interest at the calculated redemption value of $8.3 million. The company estimates that the redemption value, which was paid on August 26, 2010, was substantially less than the fair value of the minority partner’s interest in the partnership. The carrying value of the related non-controlling interest was $14.0 million and the difference between the carrying value of the related non-controlling interest and the redemption value paid was recorded by the company as a component of shareholders’ equity.
Cash Provided by Financing Activities
Our financing activities during the first three quarters of fiscal 2011 provided 8.2 million of cash, primarily due to proceeds from bank lines of credit of $120.8 million, net borrowings of $0.8 million from short term borrowings and net proceeds from the issuance of ordinary shares of $4.0 million offset by repayments of bank lines of credit and long term borrowings, totaling $51.3 million, repayments of capital lease obligations totaling $14.8 million, a decrease in short-term credit facilities of $31.6 million, acquisition of noncontrolling interest of $8.3 million, contingent earn-out payments of $3.7 million, and dividends paid of $6.1 million.
Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive income is a result of foreign currency translation adjustments, net of tax and other adjustments and such gains and adjustments were $23.2 million and $25.3 million, for the three and nine months ended October 31, 2010, respectively, and $15.3 million and $78.9 million, for the three and nine months ended October 31, 2009, respectively.

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
The following table presents information about the facility limits, aggregate amounts of borrowings outstanding as well as availability for borrowings under the various bank lines and letters of credit and other credit facilities as of October 31, 2010.

			South
			African
	ABN/RBS	Nedbank	Facilities	US Facility[1]	Spain Facility[2]	Other Facilities	Total

Credit facility limit	$50,000	$61,000	$136,401	$25,000	$25,000	$107,857	$405,258

Facility usage for cash items	$8,853	$51,552	$62	$25,000	$21,199	$61,296	$167,962
Letters of credit and guarantees	38,869	6,871	77,637	—	—	41,952	165,329

Total	$47,722	$58,423	$77,699	$25,000	$21,199	$103,248	$333,291

Available, unused capacity	$2,278	$2,577	$58,702	$—	$3,801	$4,609	$71,967
Available for cash withdrawal	$—	$2,577	$58,702	$—	$3,801	$4,288	$69,368

[1]	Represents one of the company’s two largest single-country credit facilities. This facility expires in May 2011.

[2]	Represents one of the company’s two largest single-country credit facilities. This facility expires in April 2011.
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
In addition to the facilities described above, the South African entities have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of October 31, 2010 the value of these bonds was $44.1 million.
During the second quarter ended July 31, 2010, the company entered into a number of new credit facilities with aggregate borrowing credit facility limits of approximately $65.0 million. Such facilities include those entered into by the company’s subsidiaries in the U.S. and Spain as well as a borrowing by the parent company, UTi Worldwide, Inc. and generally expire on various dates in calendar 2011 and bear interest at rates determined based on certain benchmark interest rates plus a margin as specified in the underlying agreements. Total borrowings outstanding under such facilities totaled approximately $61.2 million at October 31, 2010.

Cash Pooling Arrangement
A significant number of our subsidiaries participate in a cash pooling arrangement which is used by us to fund liquidity needs of the subsidiaries. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates. The facility does not permit aggregate outstanding withdrawals by our subsidiaries under the arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time, as determined on a global basis. At October 31, 2010, cash deposits exceeded cash withdrawals. Under the arrangement, cash withdrawals of $26.5 million are included in bank lines of credit and cash deposits of $38.4 million are included in cash and cash equivalents on our balance sheet at October 31, 2010.
Senior Unsecured Guaranteed Notes
The following table presents information about the aggregate amount of the company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of October 31, 2010.

	2006 Note	2009 Note
	Purchase	Purchase	Other
	Agreement	Agreement	Borrowings	Total

Current portion of long-term borrowings	$66,668	$—	$4,100	$70,768
Long-term borrowings, excluding current portion	—	55,000	7,107	62,107

Total	$66,668	$55,000	$11,207	$132,875

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
The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the company to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of October 31, 2010.

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
Pursuant to the terms of the Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements, the company is required to indemnify the lenders and others with respect to certain losses, liabilities and costs, those relating to income and other taxes, increased costs suffered as a result of, among other things, changes in laws or regulations, or other requirements which may be imposed by regulatory authorities from time to time, and increased costs suffered as a result of a default under the agreements. The indemnification obligations created by each respective agreement arose at the time such agreement was entered into and will continue in accordance with the terms of such agreement. The company cannot currently estimate the maximum potential amount which could be payable pursuant to its indemnification obligations under these agreements. Liabilities for these indemnification obligations were not material to the company as a whole as of the dates that each of the respective agreements was entered into. The company has not recorded any liabilities related to the indemnification obligations as of October 31, 2010.
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
There have been no significant changes in the company’s critical accounting policies during the third quarter of fiscal 2011.
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
As of October 31, 2010, there had been no material changes to our exposure to market risks since January 31, 2010, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

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
Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of October 31, 2010. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of October 31, 2010.
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
We have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning (ERP) software and have begun a process to expand and upgrade our financial systems. There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
South Africa Revenue Service Matter
The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has objected to this claim and together with its legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $10.2 million based on exchange rates as of October 31, 2010. There were no material developments concerning this matter during the nine months ended October 31, 2010.
Per Transport Litigation
The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $13.2 million, based on exchange rates as of October 31, 2010. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company has agreed to indemnify these individuals in connection with these proceedings.
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

Item 6. Exhibits

Exhibit		Description

3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10.1	+	2000 Employee Share Purchase Plan, as amended
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: December 3, 2010	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: December 3, 2010	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President — Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit		Description

3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10.1	+	2000 Employee Share Purchase Plan, as amended
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement