Form 10-K
period 2011-01-31
UTi WORLDWIDE INC
filed 2011-03-30
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended January 31, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period) that the registrant was required to submit and post such files.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, or July 31, 2010, was approximately $1.3 billion computed by reference to the closing price of the registrant’s ordinary shares on such date, as quoted on The NASDAQ Global Select Market.

At March 30, 2011, the number of shares outstanding of the registrant’s ordinary shares was 102,136,291.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, which is expected to be filed on or before May 16, 2011 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

UTi Worldwide Inc.

Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2011

i

Introduction

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements

Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s discussion of the company’s current business plan and strategy and intended costs, benefits and timing thereof, anticipated changes in certain tax benefits, anticipated costs, benefits and timing associated with our technology-enabled, business transformation initiative, the anticipated outcome or impact of litigation, regulatory matters and other contingencies, the company’s ability to meet its capital and liquidity requirements for the foreseeable future and its intentions with respect to refinancing its current credit facilities, the intended timetable for responding to the antitrust investigation in Brazil, the company’s views about the competitive landscape in the logistics industry and the scope of services required to compete effectively in the future, the company’s intention to reinvest a substantial portion of its earnings into the business, the future impact of recent accounting pronouncements, the number of shares of equity-based compensation that will vest in the future, and all other statements concerning future matters. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including but not limited to the recent economic volatility that has materially impacted trade volumes, transportation capacity, pricing dynamics and overall margins; the financial condition of many of our clients; capacity constraints and our ability to secure space on third party airplanes, ocean vessels and other modes of transportation; planned or unplanned consequences of the company’s sales initiatives, procurement initiatives and business transformation efforts; our clients’ demand for our services; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of volatile fuel costs and changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions, including those in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of the ongoing publicly announced investigations by the United States (U.S.) Department of Justice, the European Commission (EC) and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; disruptions caused by epidemics, conflicts, wars, natural disasters and terrorism; the other risks and uncertainties de scribed herein and in our other filings with the Securities and Exchange Commission (SEC); and other factors outside our control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

History and Development of the Company

We are an international, non-asset-based supply chain services and solutions company that provides services through a network of offices and contract logistics centers. Currently, we operate a global network of freight forwarding offices and contract logistics and distribution centers in a total of 62 countries. In addition, we serve our clients in 80 additional countries through independent agent-owned offices. Our business is managed from principal support offices located in Long Beach, California, and several other locations worldwide.

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

Industry

The global supply chain services and solutions industry consists of air and ocean freight forwarding, contract logistics, domestic ground transportation, customs clearances, distribution, inbound logistics, warehousing and supply chain management. We believe companies in our industry must be able to provide their clients with a wide range of supply chain services and solutions. Among the factors we believe are impacting our industry are the outsourcing of supply chain activities, increased global trade and sourcing, increased demand for time definite delivery of goods, and the need for advanced information technology systems that facilitate real-time access to shipment data, client reporting and transaction analysis. Furthermore, as supply chain management becomes more sophisticated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners are familiar with their requirements, processes and procedures and can provide services globally. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect will result in further industry consolidation. We seek to use our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our clients’ visibility into their supply chains while reducing their overall logistics costs.

Organizational Structure

UTi Worldwide Inc. is a holding company and our operations are conducted through subsidiaries. Our subsidiaries, along with their countries of incorporation and our ownership interests, are included in Exhibit 21, included with this report. The proportion of voting power we hold for each subsidiary is equivalent to our percentage ownership.

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

When we act as an authorized agent for the airline or ocean carrier, we arrange for the transportation of individual shipments to the airline or ocean carrier. As compensation for arranging for the shipments, the carriers pay us a commission. If we provide the client with ancillary services, such as the preparation of export documentation, we receive an additional fee. Airfreight forwarding services accounted for approximately 35%, 33% and 36% of our consolidated revenues in our fiscal years ended January 31, 2011, 2010 and 2009 (which we refer to as fiscal 2011, 2010 and 2009, respectively). Ocean freight forwarding services accounted for approximately 26%, 25% and 26% of our consolidated revenues for fiscal 2011, 2010 and 2009, respectively.

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

As part of our customs brokerage services, we prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and perform other related services. We determine our fees for our customs brokerage services based on the volume of business transactions for a particular client, and the type, number and complexity of services provided. Revenues from customs brokerage and related services are recognized upon completion of the services. Customs brokerage services accounted for approximately 3%, 3% and 2% of our consolidated revenues in fiscal 2011, 2010 and 2009, respectively. Other revenue in our freight forwarding segment is primarily comprised of international road freight shipments. Other revenue within our freight forwarding services accounted for approximately 6%, 5% and 5% of our consolidated revenues in fiscal 2011, 2010, and 2009, respectively.

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible than purchased transportation costs in the near term. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airfreight or containers for ocean freight, which are most commonly expressed as twenty foot equivalent units (TEUs).

Contract Logistics and Distribution Segment.  Our contract logistics services primarily relate to value-added warehousing and the subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business. Contract logistics services accounted for approximately 16%, 18% and 15% of our consolidated revenues in fiscal 2011, 2010 and 2009, respectively.

We also provide a range of distribution and other supply chain management services, such as domestic ground transportation, warehousing services, consulting, order management, planning and optimization services, outsourced management services, developing specialized client-specific supply chain solutions, and customized distribution and inventory management services. Distribution services accounted for approximately 11%, 12% and 12% of our consolidated revenues for the fiscal years ended 2011, 2010 and 2009, respectively. We receive fees for the other supply chain management services that we perform. Other services within our contract logistics and distribution segment consist primarily of supply chain management services, and accounted for approximately 4% of our consolidated revenues in each of fiscal 2011, 2010 and 2009, respectively.

Acquisitions

We have grown in the past, and may grow in the future, through acquisitions. During fiscal 2011, we made one acquisition, which was not material to our operations taken as a whole. The acquisitions we have made over the past five years, have had, and will have, a significant effect on the comparability of our operating results over the respective prior periods. Historically, we have financed acquisitions with a combination of cash from operations, common stock issuances and borrowings. We may borrow additional money or issue ordinary shares in the future to finance acquisitions. We regularly evaluate acquisition opportunities. From time-to-time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to those potential acquisition targets. Readers are urged to read carefully all cautionary statements contained in this Form 10-K relating to acquisitions, including, without limitation, those contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.

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

Financial Information about Services and Segments

The factors for determining the company’s reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. The company’s reportable business segments are (i) Freight Forwarding and (ii) Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Included in Corporate are certain administration and support functions, eliminations and various holding company activities within the group structure.

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

Environmental Regulation

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

As a freight forwarder, we are indirectly impacted by the increasingly stringent federal, state, local and foreign laws and regulations protecting the environment, including the imposition of additional taxes on airlines and ocean carriers. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline and ocean carrier industry. The European Union (EU) has issued a directive to member states to include aviation in its Greenhouse Gas Emissions Trading Scheme (ETS), which required airlines, effective January 1, 2010, to monitor their emissions of carbon dioxide. Beginning in January 2012, the EU ETS will require airlines to have emissions allowances equal to the amount of their carbon dioxide emissions to operate flights to and from member states of the European Union, including flights between the U.S. and the European Union. Non-EU governments are expected to challenge the application of the EU ETS to their airlines; however, airlines may be forced to comply with the EU ETS requirements during the pendency of a legal challenge. Airlines may have to purchase emissions allowances through the EU ETS to cover EU flights that exceed their free allowances, which could indirectly result in substantial additional costs for us that we may not be able to pass on to our clients.

Other regulatory actions that may be taken in the future by the U.S. government, foreign governments (including the European Union), or the International Civil Aviation Organization to address climate change or limit the emission of greenhouse gases by the aviation sector are unknown at this time. Climate change legislation has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire allowances sufficient to offset the emissions resulting from combustion of their fuels. We cannot predict, however, if any such legislation will pass the Congress or, if passed and enacted into law, how it would specifically apply to the aviation industry. In addition, effective January 14, 2010, the Administrator of the U.S. Environmental Protection Agency (EPA) found that current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare. Although legal challenges and legislative proposals are expected that may invalidate this endangerment finding and the EPA’s assertion of authority under the Clean Air Act, the finding could result in EPA regulation of commercial aircraft emissions if EPA finds, as expected, that such emissions contribute to greenhouse gas pollution.

The impact to us, both directly and indirectly, and our industry from any additional legislation or regulations addressing climate change may be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft and ocean vessels cause significant harm to the atmosphere or have a greater impact on climate change than other industries. Potential actions may include the imposition of requirements on airlines or transportation fuel producers and importers to purchase emission offsets or credits, which could require participation in emissions allowance trading (such as required in the European Union) and increase the cost of carbon-based fuels (such as jet fuel), substantial taxes on emissions and growth restrictions on airline operations, among other potential regulatory actions.

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

Sales and Marketing

We market our services through an organization consisting of approximately 1,059 full-time salespersons who receive assistance from our senior management and regional and local managers. In connection with our sales process and in order to serve the needs of our clients, some of which utilize only our freight forwarding and/or contract logistics services and for others who utilize a wider variety of our supply chain solutions and services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing our air and ocean freight forwarding, contract logistics and customs brokerage services as individual products; and the other group focuses on marketing a combination of our services as comprehensive supply chain solutions.

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

Our local sales and marketing teams focus on selling to and servicing smaller- and medium-sized clients who are primarily interested in selected services, such as freight forwarding, contract logistics and customs brokerage. They may also support the global sales and marketing team on larger accounts. No single client accounted for more than 4% of our consolidated revenues in fiscal 2011, 2010 or 2009.

Competition

Competition within the freight forwarding, contract logistics, distribution, and supply chain management industries is intense. There are a large number of companies competing in one or more segments of the industry. However, there are a limited number of international firms that have the worldwide capabilities to provide the breadth of services we offer. We also encounter competition from regional and local third-party logistics providers, integrated transportation companies operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, ocean carriers, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and Internet-based freight exchanges. We believe it is becoming increasingly difficult for smaller regional competitors or providers with more limited service or information technology offerings to compete, which we expect will result in further industry consolidation.

In the competitive and fragmented domestic ground transportation services business in North America, we compete primarily with truckload carriers, intermodal transportation service providers, less-than-truckload carriers, railroads and third party broker carriers. We compete in this business primarily on the basis of service, efficiency and freight rates.

We believe the ability to develop and deliver innovative solutions to meet our clients’ global supply chain needs is a critical factor in the ongoing success of the company. We achieve this through the appropriate use of technology and by leveraging our industry experience worldwide. This experience was obtained through strategic acquisitions and by attracting, retaining, and motivating highly qualified personnel with knowledge in the various segments of global logistics.

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

We are continuing a technology-enabled, business transformation initiative. This program is aimed at establishing a single system and set of global processes for our freight forwarding business. It is designed to increase efficiency through the adoption of shared services and enabling technologies. In order to achieve this goal, we intend to deploy enabling technologies to support enterprise master data management, financial management and freight forwarding operations management. Additionally, we have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning (ERP) software and have begun a process to expand and upgrade our financial systems.

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

Government Regulation

Our airfreight forwarding business in the U.S. is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although airfreight forwarders are exempted from most of this Act’s requirements by the applicable regulations. Our airfreight forwarding business in the U.S. is also subject to regulation by the Transportation Security Administration (TSA). Our indirect air carrier security program is approved by and subject to compliance with the applicable TSA regulations. Our foreign airfreight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The airfreight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to clients.

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

Employees

At January 31, 2011, we employed a total of 20,596 persons. A breakdown of our employees by geographic region and corporate are as follows:

EMENA	4,547
Americas	6,485
Asia Pacific	3,198
Africa	6,047

Subtotal	20,277
Corporate	319

Total	20,596

Approximately 1,790 of our employees are subject to collective bargaining arrangements, primarily in South Africa, which are renegotiated annually. We believe our employee relations to be generally good.

Executive Officers and Other Senior Managers of Registrant

Our executive officers are as follows (ages and titles as of March 30, 2011):

Name	Age	Position

Eric W. Kirchner	52	Chief Executive Officer and Director
Edward G. Feitzinger	43	Executive Vice President, Global Contract Logistics and Distribution
Gene T. Ochi	61	Executive Vice President; President, Client Growth
Lawrence R. Samuels	54	Executive Vice President — Finance and Chief Financial Officer
Lance E. D’Amico	42	Senior Vice President — Enterprise Support Services, Global General Counsel and Secretary
Ronald S. Glickman	52	Senior Vice President — Chief Information Officer

Eric W. Kirchner was appointed Chief Executive Officer in January 2009. Prior to joining the company, Mr. Kirchner served as President of Freight Forwarding for United Parcel Service, Inc. (UPS) from October 2007 to January 2009, where he oversaw a global organization responsible for strategy, financial performance and revenue for freight forwarding services. He was also ultimately responsible for network management, capacity planning and procurement for the freight forwarding business. Prior to joining the company, Mr. Kirchner served as President, North America Forwarding for UPS from October 2006 to October 2007 and as President, Global Transportation, UPS Supply Chain Solutions from December 2004 to October 2006. From October 2003 to December 2004, Mr. Kirchner served as Chief Operating Officer of Menlo Worldwide Forwarding, Inc., a global freight forwarder. Mr. Kirchner holds a Bachelor of Science (B.S.) degree from Indiana University and has completed the Stanford Executive Program at Stanford University.

Edward G. Feitzinger was appointed Executive Vice President, Global Contract Logistics and Distribution in September 2010 after serving the company in a consulting capacity since April 2009. Prior to joining the company, Mr. Feitzinger served as Senior Vice President at Golden Gate Logistics from 2006 to 2008 and Vice President of Worldwide Logistics for Hewlett-Packard from 2005 to 2006. Prior to that, from 2000 to 2005, Mr. Feitzinger was Senior Vice President of Sales and Marketing at Menlo Worldwide, where he also led the technology and engineering division. Mr. Feitzinger began his career in operations engineering with AT&T Network Systems and the Intel products group. Mr. Feitzinger holds a B.S. degree in Industrial Engineering from Lehigh University and a Master in Science (M.S.) degree in Industrial Engineering from Stanford University.

Gene T. Ochi was appointed as Executive Vice President; President, Client Growth in May 2009. Prior to that time Mr. Ochi served as Executive Vice President — Integrated Solutions for Strategic Clients since November 2008. From 2006 to November 2008, Mr. Ochi served as Executive Vice President & Chief Marketing Officer and Executive Vice President — Global Leader of Client Solutions Development. From 1998 to 2006, Mr. Ochi served as our Senior Vice President — Marketing and Global Growth. From 1993 to 1998, Mr. Ochi served as the Regional Vice President, Western U.S.A., of UTi, United States, Inc., one of our subsidiaries. From 1989 to 1992, Mr. Ochi served as the Senior Vice President of Marketing of BAX Global. Mr. Ochi received a B.S. degree from the University of Utah and a Masters of Business Administration (M.B.A.) degree from the University of Southern California.

Lawrence R. Samuels was appointed Executive Vice President — Finance and Chief Financial Officer in March 2007. Mr. Samuels has served as Chief Financial Officer since May 2000. Prior to that, Mr. Samuels served as Senior Vice President — Finance and Secretary since 1996. Mr. Samuels also serves as our principal financial officer and our principal accounting officer. From 1993 to 1995, Mr. Samuels served as the Financial Director of, and from 1987 to 1993 as the Financial Manager of, Pyramid Freight (Proprietary) Ltd., one of our subsidiaries in South Africa. Mr. Samuels received a Bachelor of Commerce degree from the University of the Witwatersrand and is a qualified chartered accountant in South Africa.

Lance E. D’Amico was appointed Senior Vice President — Enterprise Support Services in February 2008. Mr. D’Amico continues to serve as our Global General Counsel, a role he assumed when he joined the company in August 2006, as well as our Secretary, a role he assumed in March 2007. From April 2000 through August 2006, he held several positions at Element K Corporation, an educational software and publishing company, most recently serving as Executive Vice President, Strategy and Operations. From 1994 through 2000, Mr. D’Amico was an associate at Cravath, Swaine & Moore LLP, specializing in mergers & acquisitions, securities and corporate finance. He holds a Juris Doctor (J.D.) degree from The New York University School of Law and a Bachelor of Arts (B.A.) degree from Dartmouth College.

Ronald S. Glickman was appointed Senior Vice President and Chief Information Officer in February 2007, when Mr. Glickman joined the company. From 2004 to February 2007, he was responsible for the retail and hospitality vertical at Cognizant Technology Solutions. From 1999 to 2004, he served as Chief Information Officer at DFS Group, a global luxury retailer for travelers. Mr. Glickman holds a B.A. degree from National University and an M.B.A degree from the University of Southern California.

Our other senior managers are as follows (ages and titles as of March 30, 2011):

Name	Age	Position

Ronald W. Berger	52	Senior Vice President — Global Operating Processes
David C. M. Hughson	44	Senior Vice President — Strategy and Business Planning
Christopher D. Dale	51	President — Americas Freight Forwarding
Brian R. J. Dangerfield	52	President — Asia Pacific
Carlos Escario Pascual	49	President — EMENA
Gavin Rimmer	51	President — Africa

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

In addition to the risks outlined in this annual report under the heading “Forward-Looking Statements,” as well as other comments included herein regarding risks and uncertainties, the following risk factors should be carefully considered when evaluating our company. Our business, financial condition or financial results could be materially and adversely affected by any of these risks.

Recent volatility in global trade and the recent global economic slowdown have adversely impacted our results of operations and may continue to do so in the foreseeable future. In addition, present world economic and geopolitical conditions increase the number and likelihood of risks which we normally face on a day-to-day basis in running our business.

Recent volatility in global trade and the global economic slowdown have adversely impacted our revenues and results of operations and our business is susceptible to those factors which negatively impact international trade volumes. Recent volatility in trade volumes has also had a material impact on transportation capacity (in both the air and ocean modes), freight transportation rates, client pricing and the company’s overall margins. As a result of the recent slowdown in the economies of the U.S., Europe and many other countries and the recent volatility and uncertainty in global trade and in the global capital and credit markets, a number of the risks we normally face have increased. These include:

•	Reduced demand for the products our clients ship, notably in the automotive, retail, apparel and hi-tech sectors, causing a reduction in the demand for the services we provide;

•	Increased price competition resulting in lower profitability and cash flow;

•	Volatility in demand for services, especially with respect to the transactional or “spot” freight services market, which may result in volatility in freight rates and impact transportation capacity and make it more difficult to predict short-term customer requirements, which can negatively impact our margins and profitability; and

•	Rapid and material fluctuations in foreign currency exchange rates and/or oil prices, each of which may have a material impact on our financial condition, results of operations and cash flows.

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

The recent global economic volatility has increased the risk that the carrying value of our assets will be impaired. In the future, we may be required to record impairment charges to our goodwill, and identifiable intangible assets and property, plant and equipment, which would impact the results of our operations.

Intangible assets with indefinite lives, including goodwill, are assessed at least annually for impairment in accordance with FASB Codification Topic 350, Intangibles — Goodwill and Other (ASC 350). We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Additionally, if facts and circumstances indicate that the carrying amount of identifiable amortizable intangible assets and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with FASB Codification Topic 360, Property, Plant and Equipment (ASC 360). If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required. If a reduction is required, the carrying amount of an impaired asset would be reduced to fair value. In fiscal 2009 and 2010, we recorded various non-cash charges for the impairment of goodwill and intangible assets. Changes in business strategy, government regulations, or economic or market conditions have resulted and may result in further substantial impairment write-downs of our intangible or other assets at any time in the future. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine that the useful lives of our fixed assets are shorter than we originally estimated.

We have substantial outstanding indebtedness and our outstanding indebtedness could adversely impact our financial condition and results of operations.

In July 2006, we issued $200.0 million of senior unsecured guaranteed notes, which we refer to as the 2006 Senior Notes, pursuant to a note purchase agreement (2006 Note Purchase Agreement) and in July 2009 we issued $55.0 million of senior unsecured guaranteed notes (which we refer to as the 2009 Senior Notes and, together with the 2006 Senior Notes, the Senior Notes) pursuant to a note purchase agreement (2009 Note Purchase Agreement, which agreement together with the 2006 Note Purchase Agreement are referred to as the Note Purchase Agreements). As of January 31, 2011, $88.3 million remained outstanding under the Senior Notes. In addition, in July 2009 we and certain of our direct and indirect subsidiaries entered into two letter of credit facilities (Letter of Credit Agreements) and a South African credit facility (South African Facilities Agreement). We also have other credit, letter of credit and guarantee facilities.

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

We may need additional financing in the future to fund our operations. In addition, when our Letter of Credit Agreements mature in July 2011 and our various letters of credit, credit and guarantee facilities expire, we will need to replace, refinance or extend the maturity dates of such facilities. In certain circumstances, we could be required to repay our outstanding debt prior to the originally scheduled dates of maturity. For example, if a “Change of Control” (as defined in the Note Purchase Agreements, the Letter of Credit Agreements or the South African Facilities Agreement) occurs or if we do not comply with the covenants or other requirements in the Note Purchase Agreements and our various credit facilities, our outstanding indebtedness may be accelerated and we may not have enough funds to satisfy all of our outstanding obligations under the Senior Notes and such credit facilities.

Replacement or additional financing may involve incurring additional debt or selling equity securities and may or may not be available to us at such time on commercially reasonable terms or otherwise. Changes in the credit markets could adversely affect the terms, upon which we are able to replace, renew or refinance our letters of credit, guarantee and other credit facilities. If we incur additional debt, our short-term or long-term borrowing costs could increase and the risks associated with our business could increase. If we raise capital through the sale of additional equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to timely secure replacement or additional financing when needed, our financial condition and results of operations would likely be adversely affected.

The Letter of Credit Agreements, Note Purchase Agreements and South African Facilities Agreement contain covenants imposing operating and financial restrictions on us. Such covenants limit our operating and financial flexibility and our failure to comply with such covenants could result in an event of default under these agreements.

The Letter of Credit Agreements and the Note Purchase Agreements require that we maintain specified financial ratios and tests. The South African Facilities Agreement contains financial covenants applicable to the borrower group under that credit facility. In addition, the Letter of Credit Agreements, Note Purchase Agreements and South African Facilities Agreement contain various other restrictions and covenants customary for these types of financings. These covenants may restrict or may limit our ability to, among other things:

•	incur additional debt or pay dividends or make distributions on our capital stock;

•	create liens or negative pledges with respect to assets;

•	make certain acquisitions, investments, loans or advances or certain expenditures;

•	enter into agreements to lease real or personal property in excess of certain thresholds or enter into sale and leaseback transactions;

•	change the general nature of our business; or

•	merge or consolidate with other companies or sell assets beyond specified levels.

The covenants, financial ratios and other restrictions in our debt instruments may adversely impact our operations, our ability to secure additional debt financing and our ability to pursue available business opportunities, even if we believe such actions would otherwise be advantageous. Our ability to comply with these covenants, financial ratios and other restrictions may be affected by events beyond our control, such as changes in accounting, prevailing trade volumes, adverse economic conditions and changes in the competitive environment. In the past we amended the financial covenants in the Letter of Credit Agreements and in the 2009 Note Purchase Agreement and there can be no assurances that in the future we will be able to amend our debt instruments, or obtain waivers under such instruments. If we do not comply with these covenants, financial ratios and other restrictions and we are unable to obtain any necessary amendments or waivers from the holders of our Senior Notes and the lenders under any affected credit facilities, the interest and principal amounts outstanding under the Senior Notes and our credit facilities may become immediately due and payable.

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

We are currently engaged in a multi-year business transformation initiative that involves risks, could result in higher than expected costs and/or could otherwise adversely impact our operations and profitability.

We are engaged in a multi-year business transformation initiative to establish a single set of global processes for our freight forwarding business and our global financial management. The scale and anticipated future costs associated with the business transformation initiative are significant and we could incur significant costs in excess of what we are planning to spend. Any technical or other difficulties in developing or implementing this project may result in delays, which in turn, may increase the costs of the initiative. Currently, we operate numerous systems with varying degrees of integration, which can lead to inefficiencies, workarounds and rework. As such, delays in the business transformation initiative will also delay cost savings and efficiencies expected to result from the initiative. We may also experience difficulties consolidating our current systems, moving to a common set of operational processes and implementing a successful change management process. These difficulties may impact our clients and our ability to efficiently meet their needs. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

We conduct business throughout the world and our international presence exposes us to potential difficulties and risks associated with distant operations and to various global, regional and local economic, regulatory, political and other uncertainties and risks.

We conduct business throughout the world and a majority of our business is conducted outside of the United States. We anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue. Our international operations are directly related to and are dependent on the volume of trade and the social, economic and political conditions in various countries. For the fiscal year ended January 31, 2011, approximately 70% of our revenues were reported in our EMENA, Asia Pacific and Africa regions combined and those regions accounted for approximately 67% of our total assets as of January 31, 2011. Our international operations and international commerce are influenced by many factors, including:

•	changes in a specific country’s or region’s economic, social and political conditions or governmental policies;

•	natural disasters, epidemics, wars, acts of terrorism, civil unrest and other disturbances;

•	changes in international and domestic customs regulations and security requirements;

•	trade laws, tariffs, export quotas and other trade restrictions;

•	changes in consumer attitudes towards imported goods as compared to domestically produced goods;

•	difficulties in staffing, managing or overseeing diverse foreign operations over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	pricing restrictions and regulations imposed by foreign governments;

•	expropriation of our international assets or adverse changes in tax laws and regulations;

•	limitations on the repatriation of earnings or assets, including cash;

•	different liability standards and less developed legal systems that may be less predictable than those in the U.S.;

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the U.S.; and

•	climatic conditions that impact trade.

The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

Our air and ocean freight carriers are subject to increasingly stringent laws protecting the environment, which could directly or indirectly have a material adverse effect on our business.

Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline or other transportation industries, which in turn could increase our purchased transportation costs. If we are unable to pass such costs on to our clients, our business and results of operations could be materially and adversely affected. The EU has issued a directive to member states to include aviation in its Greenhouse Gas ETS, which effective January 1, 2010 required airlines to monitor their emissions of carbon dioxide. Beginning January 2012 the EU ETS will require airlines to have emissions allowances equal to the amount of their carbon dioxide emissions to operate flights to and from member states of the EU, including flights between the U.S. and the EU. Other regulatory actions that may be taken in the future by the U.S. government, other foreign governments or other regulatory bodies such as the International Civil Aviation Organization to address concerns about climate change and emissions from the aviation and ocean freight sectors are unknown at this time. Climate change legislation has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire allowances sufficient to offset the emissions resulting from combustion of their fuels. We cannot predict, however, if any such legislation will pass the Congress or, if passed and enacted into law, how it would specifically apply to the aviation and ocean freight industry. In addition, effective January 14, 2010, the Administrator of EPA found that current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare. Although legal challenges and legislative proposals are expected that may invalidate this endangerment finding and the EPA’s assertion of authority under the Clean Air Act, the finding could result in EPA regulation of commercial aircraft emissions if EPA finds, as expected, that such emissions contribute to greenhouse gas pollution. Additionally, even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services, especially our air freight services.

Several U.S. and other foreign governmental agencies either have investigated or are currently investigating alleged anti-competitive behavior in the international air cargo transportation industry, which includes us, we have been named as a defendant in a federal antitrust class action lawsuit that alleges that we engaged in various forms of anti-competitive practices, and we may become subject to other governmental investigations and may be named in additional litigation, all of which have required, and could continue to require, significant management time and attention and could result in significant expenses as well as unfavorable outcomes which could have a material adverse effect on our business, financial condition, results of operations, reputation, cash flow and prospects.

The U.S. Department of Justice (U.S. DOJ) and several other governments, including the governments of Brazil and South Africa, along with the European Union, have conducted inspections or raids at local offices of global freight forwarders or have issued subpoenas or requests for information in connection with various investigations into alleged anti-competitive behavior in the international air cargo transportation industry. In 2007, in connection with the U.S. DOJ’s investigation into the pricing practices in the international freight forwarding industry, we responded to a grand jury subpoena requesting documents and the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a grand jury subpoena requesting numerous documents and other materials. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that we produce various documents regarding ocean freight forwarding. We believe that we are a subject of the U.S. DOJ investigation.

In 2008 and 2009, we responded to requests for information issued by the European Commission (“EC”) requesting information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to air freight forwarding services in the European Union/European Economic Area. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010. We attended a hearing in July 2010 to discuss our position with the EC officials.

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

In November 2009, one of our subsidiaries received a summons from the South African Competition Commission requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In January 2010, we responded to this request.

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

The resolution of the pending investigations by the U.S. DOJ, the EC and other foreign governmental agencies, the process of dealing with any future domestic or foreign governmental investigations, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to these matters could result in significant costs and expenses. Dealing with investigations and regulatory inquiries can be time consuming and diverts the attention of our key employees from the conduct of our business. If any of the governmental investigations result in a determination adverse to us and/or our current or former officers, directors and employees or if we do not prevail in the civil litigation, we may be subject to criminal prosecution and substantial fines and penalties and liable for damages. Furthermore, any negative outcome or publicity that may occur from these investigations and litigation could impact our relationships with clients and our ability to generate revenue. These or other negative developments with respect to such governmental investigations or civil litigation could harm our business, operating results, cash flow, financial condition, reputation and prospects.

We have grown in the past, and may grow in the future, through acquisitions. Growth by acquisitions involves risks and we may not be able to successfully integrate any acquired business into our operations.

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

Our future performance depends, in part, upon the continued service of our key management personnel, including Eric W. Kirchner (Chief Executive Officer and Director), Edward G. Feitzinger (Executive Vice President, Global Contract Logistics and Distribution), Gene T. Ochi (Executive Vice President; President, Client Growth), Lawrence R. Samuels (Executive Vice President — Finance and Chief Financial Officer), Ronald S. Glickman (Senior Vice President and Chief Information Officer) and Lance E. D’Amico (Senior Vice President — Enterprise Support Services, Global General Counsel). The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure that we will be successful in our efforts.

Foreign currency fluctuations could result in currency translation exchange gains or losses or could increase or decrease the book value of our assets.

Our reporting currency is the U.S. dollar. For the fiscal year ended January 31, 2011, we derived a substantial portion of our revenue in currencies other than the U.S. dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the U.S. dollar could adversely affect our reported U.S. dollar earnings, as was the case in recent fiscal years. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into U.S. dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results.

Because our freight forwarding and domestic ground transportation operations are dependent on commercial airfreight carriers and air charter operators, ocean freight carriers, major railroads, other transportation companies, draymen and longshoremen, changes in available cargo capacity and other changes affecting such carriers, as well as interruptions in service or work stoppages, may negatively impact our business.

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major railroads, other transportation companies, draymen and longshoremen for the movement of our clients’ cargo. Consequently, our ability to provide these services for our clients could be adversely impacted by shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms, routes of service and frequency of service or increases in the cost of fuel, taxes and labor; and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields if capacity is adversely impacted and purchased transportation costs increase more rapidly than the rates that we can pass on to our clients. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our ground transportation businesses are subject to a number of factors that are largely beyond our control, any of which could have a material adverse effect on our results of operations.

Our domestic ground transportation businesses could be materially adversely affected by numerous risks beyond our control including:

•	potential liability to third parties and clients as a result of accidents involving our employees, independent contractors or third party carriers;

•	increased insurance premiums, the unavailability of adequate insurance coverage, or the solvency of our current insurance providers;

•	recruitment and retention of independent sales agents, owner operators and affiliates;

•	interruptions in services or stoppages in transportation as a result of labor disputes or other events;

•	truck brokerage operations’ utilization of services of independent agents and affiliated sales offices and third-party carriers;

•	changes in fuel costs and taxes;

•	the ability to effectively pass through fuel cost increases to our clients through commonly accepted fuel surcharges;

•	the extremely competitive and fragmented nature of the trucking and domestic ground transportation industry; and

•	changes in governmental regulations or legislation impacting the transportation or trucking industry including environmental requirements and unanticipated changes in transportation rates.

If any of these risks or others occurs, then our business and results of operations would be adversely impacted.

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

We use a significant number of independent contractors in our trucking, truck brokerage and other carrier businesses. Currently, there are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. In this regard, we are currently involved in a dispute with the South African Revenue Service which claims that we are liable for approximately $10.0 million, based on exchange rates as of January 31, 2011, in employee taxes in respect of “owner drivers” used for the collection and delivery of cargo in that country. If we are required to change the classification of our independent contractors, we may incur additional costs and be required to pay additional taxes, relating to past, present and future periods, which could have a material adverse effect on our results of operations.

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Our operating results have fluctuated in the past and they likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to volatile consumer demand. Therefore, historically, our operating results have been subject to seasonal trends when measured on a quarterly basis, excluding the impact of acquisitions and foreign currency fluctuations. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. Changes in our pricing policies and those of our competitors and changes in the shipping patterns of our clients may adversely impact our operating results. The following additional factors, among others could also cause fluctuations in our operating results:

•	costs relating to the expansion of operations;

•	changes in accounting rules and tax rates;

•	pricing and availability of cargo space on airlines, ships and trucks which we utilize to transport freight;

•	fluctuations in fuel prices and fuel and other surcharges;

•	pricing pressures from our competitors;

•	litigation and changes in government regulations;

•	changes in our clients’ requirements for supply chain services and solutions;

•	yields and mix of business; and

•	restructuring charges and impairments to goodwill and other intangible assets;

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

Unanticipated changes in the Company’s tax provisions or exposure to additional income tax liabilities resulting from changes in statutory rates, geographical mix of income, tax legislation and audit settlements could affect the Company’s profitability and realization of tax benefits.

The company is headquartered in the British Virgin Islands and is comprised of numerous international operations in various countries throughout the world. The company’s overall annual effective tax rate is impacted by a number of factors including, but not limited to, changes in the enacted statutory rates of the local countries in which the company’s subsidiaries operate, changes in the geographical composition of the company’s worldwide taxable income, changes in the company’s valuation allowance recorded on deferred tax assets where it is more likely than not that the deferred tax asset will not be realized, changes in the company’s unrecognized tax positions regarding the likelihood that a deferred tax asset will be recognized, as well as the impact of audit settlements with local tax authorities upon examination of the company’s or its subsidiaries’ tax returns and changes in legislation that might limit the company’s ability to realize tax benefits from its operations in certain favorable jurisdictions or otherwise limit the availability of such benefits to the company in other jurisdictions.

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

If our contract terms or insurance policies do not fully cover our exposure, we could be required to pay large amounts to our clients as compensation for their claims and our results of operations could be materially adversely affected.

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

The failure of our policies and procedures which are designed to prevent the unsafe transportation or storage of hazardous, explosive or illegal materials could subject us to large fines, penalties or lawsuits.

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

Our air transportation activities in the U.S. are subject to regulation by the Department of Transportation as an indirect air carrier and by the Federal Aviation Administration. We are also subject to security measures and strict shipper and client classifications by the Department of Homeland Security through the TSA. Our overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation, as necessary. We are accredited in each of our offices by the International Air Transport Association (IATA) or the Cargo Network Services Corporation, a subsidiary of IATA, as a registered agent. Our indirect air carrier status is also subject to the Indirect Air Carrier Standard Security Program administered by the TSA. We are licensed as a customs broker by the CBP in each U.S. customs district in which we do business. All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing C-TPAT, we are subject to compliance with security regulations within the trade environment that are enforced by the CBP. We are also subject to regulations under the Container Security Initiative, or CSI, which is administered by the CBP. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

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

As part of our contract logistics services, we generally operate owned and leased warehouse facilities. Our operations at these facilities include both warehousing and distribution services, and we are subject to various environmental, work safety and hazardous materials regulations.

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

As an indirect ocean carrier or non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at fixed and variable rates. As an airfreight forwarder, we contract with air carriers to reserve space on a guaranteed basis and we also charter aircraft capacity to meet peak season volume increases for our clients, particularly in Hong Kong and other locations in Asia. We then solicit freight from our clients to fill the ocean containers and air charter capacity. When we contract with ocean shipping lines to obtain containers and with air carriers to obtain either reserved space or chartered aircraft capacity, we may become obligated to pay for the container space or charter aircraft capacity that we purchase; however, historically we have not paid for space which remains unused. If we are not able to sell all of our purchased container space or charter aircraft capacity, we may not be able to recover our out-of-pocket costs for such purchase of container space or charter aircraft capacity and our results would be adversely affected. We also lease or own a number of trucks which are utilized in our trucking business. If we are unable to efficiently utilize these trucks, we will not be able to recover all of our expenses associated with operating these trucks and our results would be adversely affected.

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

It may be difficult for our shareholders to effect service of process, bring action, and enforce judgments against us or our directors and officers who reside outside of the United States.

We are incorporated in the British Virgin Islands. Some of our officers and directors reside outside the U.S. and the British Virgin Islands, and some or all of their assets, and a majority of our assets, are located outside of the U.S. and the British Virgin Islands. As a result, it may be difficult or impractical for you to effect service of process upon, or to enforce judgments obtained in the U.S. against these individuals or against us. We understand that although British Virgin Islands courts generally recognize and enforce non-penal judgments of U.S. courts, there is no statutory requirement that these courts do so. It may also be difficult or impossible to bring an action against us or our officers and directors in a British Virgin Islands court in the event you allege violations of U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the British Virgin Islands may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Because we are a holding company, we are financially dependent on receiving distributions from our subsidiaries and we could be harmed if such distributions cannot be made in the future.

We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities is subject to applicable local law and other restrictions including, but not limited to, limitations contained in our credit facilities. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our holding company. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations.

Because we are incorporated under the laws of the British Virgin Islands, the rights of our shareholders may be different, less well defined and more difficult to protect than the rights of shareholders of a corporation incorporated elsewhere.

Our corporate affairs are governed by our Memorandum and Articles of Association and by the BVI Business Companies Act, 2004 (as amended) and the common law of the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedents in the United States. British Virgin Islands companies may not have standing to initiate a shareholder derivative action before the federal courts of the United States. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation incorporated in a jurisdiction in the United States.

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

Provisions of our Memorandum and Articles of Association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our ordinary shares. Provisions in our Memorandum and Articles of Association may delay, deter or prevent other persons from attempting to acquire control of us. These provisions include:

•	the authorization of our board of directors to issue preference shares with such rights and preferences determined by the board, without the specific approval of the holders of ordinary shares;

•	the division of our board of directors into three classes, each of which is elected in a different year;

•	the prohibition of action by the written consent of the shareholders;

•	the ability of our board of directors to amend our Memorandum and Articles of Association without shareholder approval;

•	the establishment of advance notice requirements for director nominations and proposals by shareholders for consideration at shareholder meetings; and

•	the requirement that the holders of two-thirds of the outstanding shares entitled to vote at a meeting are required to approve changes to specific provisions of our Memorandum and Articles of Association (including those provisions described above and others which are designed to discourage non-negotiated takeover attempts); provided that as a prior condition to such vote by the shareholders our board of directors has approved the subject matter of the vote.

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

As of January 31, 2011, we leased, or in a limited number of cases, owned, 561 facilities in 62 countries. These facilities are generally comprised of office and warehouse space. In most countries, these facilities typically are located close to an airport, ocean port, or an important border crossing. Leases for our principal properties generally have terms ranging from three to ten years or more and often include options to renew. While some of our leases are month-to-month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.

As of January 31, 2011, we leased or owned the following facilities in the geographic regions indicated:

			Contract
			Logistics
			and
	Freight Forwarding		Distribution
	Facilities		Centers
	Owned	Leased	Leased	Total

EMENA	—	138	55	193
Americas	3	64	56	123
Asia Pacific	1	100	38	139
Africa	5	61	40	106

Total	9	363	189	561

Included in our leased facilities are single-client Contract Logistics and Distribution facilities as well as shared warehouses. In addition to the contract logistics centers reported above, we also manage a further 55 contract logistics centers which are located in the clients’ facilities. Additional information regarding our lease commitments is set forth in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Commitments” in our consolidated financial statements included in this annual report, which is incorporated herein by reference.

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

Industry-Wide Anti-Trust Investigation.  In 2007, in connection with the U.S. Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the international freight forwarding industry, we responded to a grand jury subpoena requesting documents and the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that we produce various documents regarding ocean freight forwarding. We believe we are a subject of the U.S. DOJ investigation.

In 2008 and 2009, we responded to requests for information issued by the European Commission (EC) requesting information and records relating to the EC’s investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010. We attended a hearing in July 2010 to discuss our position with the EC officials.

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

In November 2009, one of our subsidiaries received a summons from the South African Competition Commission requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for freight forwarding services in South Africa. In January 2010, we responded to this request.

We continue to receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations, and we have provided, and expect to continue to provide in the future, further responses as a result of such requests.

We (along with several other global logistics providers) have been named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S. antitrust laws.

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

South Africa Revenue Service Matter.  The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has objected to this claim and together with its legal and tax advisors, believes that the company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $10.0 million based on exchange rates as of January 31, 2011. There were no material developments concerning this matter during the year ended January 31, 2011.

Per Transport Litigation.  The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12.9 million, based on exchange rates as of January 31, 2011. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company has agreed to indemnify these individuals in connection with these proceedings.

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of our Ordinary Shares

Our ordinary shares trade on The Nasdaq Global Select Market under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows:

	High	Low

Fiscal Year Ended January 31, 2011:
4th Quarter	$22.29	$17.92
3rd Quarter	19.29	13.57
2nd Quarter	16.45	12.25
1st Quarter	17.59	12.86
Fiscal Year Ended January 31, 2010:
4th Quarter	$15.67	$12.20
3rd Quarter	15.96	11.94
2nd Quarter	14.34	10.48
1st Quarter	14.08	10.03

As of March 30, 2011, the number of holders of record of our ordinary shares was 221.

Dividend Policy

During fiscal years 2010 and 2011, we paid an annual cash dividend of $0.06 per ordinary share. Historically, our board of directors has considered the declaration of dividends following the completion of our fiscal year; however, as of the filing date of this annual report, no determination has been made with respect to fiscal 2012. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors which our board of directors deems relevant. Our Articles of Association contain certain limitations regarding the payment of dividends in accordance with the laws of the British Virgin Islands. In addition, our bank credit facilities contain limitations on our ability to pay dividends. We intend to reinvest a substantial portion of our earnings in the development of our business and no assurance can be given that dividends will be paid to our shareholders at any time in the future.

UTi is a holding company which relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the company and UTi’s ability to receive distributions is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of the company’s bank credit facilities and in the note purchase agreements for the company’s outstanding senior notes. Such laws and restrictions could limit the payment of dividends and distributions to the company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries could declare may be limited in certain countries by exchange controls. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our holding company. Total net assets which may not be transferred to the company in the form of loans, advances, or cash dividends by the company’s subsidiaries without the consent of a third party were less than 10% of the company’s consolidated total net assets as of the end of the most recent fiscal year.

Performance Graph

The following graph compares the cumulative total shareholder return on the company’s ordinary shares for the period beginning January 31, 2006 through January 31, 2011 with the cumulative total return on (a) the NASDAQ Composite Index and (b) the NASDAQ Transportation Index. The graph assumes $100 was invested in the company’s ordinary shares and in each of the indices shown and assumes that all of the dividends were reinvested.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among UTI Worldwide Inc., The NASDAQ Composite Index
And The NASDAQ Transportation Index

*	$100 Invested on 1/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended.

Transfer Agent and Registrar

Our transfer agent and registrar is Computershare Trust Company, 350 Indiana Street, Suite 800, Golden, Colorado, 80401.

British Virgin Islands Exchange Controls

There are currently no British Virgin Islands exchange control laws or other similar regulations restricting the import or export of capital or affecting the payment of dividends or other distributions to holders of our ordinary shares who are non-residents of the British Virgin Islands.

British Virgin Islands Taxes Applicable to U.S. Holders

Under the BVI Business Companies Act, 2004 of the British Virgin Islands as currently in effect, U.S. residents who hold our ordinary shares (and who are not residents of the British Virgin Islands) are exempt from British Virgin Islands income tax on dividends paid by us with respect to our ordinary shares and such holders of our ordinary shares are not liable to the British Virgin Islands for income taxes on gains realized on the sale or disposal of such shares; the British Virgin Islands does not currently impose a withholding tax obligation on dividends paid by a company incorporated under the BVI Business Companies Act, 2004.

There are currently no capital gains, gift or inheritance taxes levied by the British Virgin Islands on companies incorporated under the BVI Business Companies Act, 2004. In addition, shares of companies incorporated under the BVI Business Companies Act, 2004 are not subject to transfer taxes, stamp duties or similar charges, except that a stamp duty may apply in respect of certain transactions if such a company is a land owning company (i.e. the company or any of its subsidiaries has an interest in any land in the British Virgin Islands).

There is no income tax treaty or tax related convention currently in effect between the U.S. and the British Virgin Islands. The U.S. and British Virgin Islands do have an agreement relating to mutual legal assistance for the exchange of information relating to taxation between those countries.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report.

The selected consolidated balance sheet data as of January 31, 2011 and 2010 and the selected consolidated statement of operations data for each of the three years ended January 31, 2011, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected consolidated balance sheet data as of January 31, 2009, 2008 and 2007 and selected consolidated statement of operations data for the years ended January 31, 2008 and 2007, have been derived from our audited consolidated financial statements not included in this annual report.

The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP).

	Year Ended January 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
			Note (4)	Note (4)	Note(4)

STATEMENT OF OPERATIONS DATA:
Revenues:(1)(2)(3)
Airfreight forwarding	$1,608,312	$1,187,880	$1,621,602	$1,553,551	$1,275,440
Ocean freight forwarding	1,190,529	891,276	1,203,643	1,101,129	937,559
Customs brokerage	108,804	92,456	109,436	98,031	86,144
Contract logistics(2)(3)	736,376	650,739	663,656	618,599	477,307
Distribution(3)	488,261	414,920	564,906	624,399	548,499
Other(3)	417,491	330,251	380,474	370,545	223,147

Total revenues	4,549,773	3,567,522	4,543,717	4,366,254	3,548,096

Purchased transportation costs:(1)
Airfreight forwarding	1,273,408	904,179	1,275,569	1,235,010	1,009,064
Ocean freight forwarding	998,234	717,093	1,001,275	926,224	790,988
Customs brokerage	6,102	5,712	5,987	3,668	2,263
Contract logistics	158,436	125,245	94,963	81,656	66,666
Distribution	331,654	277,849	404,756	416,059	335,557
Other	226,468	176,443	214,827	214,823	127,765

Total purchased transportation costs	2,994,302	2,206,521	2,997,377	2,877,440	2,332,303

Staff costs	849,995	753,149	844,255	800,891	639,209
Depreciation	46,008	43,994	41,753	39,306	33,060
Amortization of intangible assets	14,718	11,126	12,971	9,436	8,005
Restructuring charges(5)	—	1,231	8,903	8,395	—
Goodwill impairment(6)	—	1,562	98,932	—	—
Intangible assets impairment(7)	—	—	11,009	—	—
Other operating expenses	522,034	466,435	505,223	480,308	381,021

Operating income	122,716	83,504	23,294	150,478	154,498
Income from continuing operations	74,623	45,500	(10,024)	101,119	107,113

	Year Ended January 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
			Note (4)	Note (4)	Note(4)

Net income/(loss) attributable to UTi Worldwide Inc.	$69,903	$41,114	$(4,637)	$98,686	$103,511
Basic earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders
Continuing operations	$0.70	$0.41	$(0.12)	$0.99	$1.06
Discontinued operations	—	—	0.08	0.01	—

	$0.70	$0.41	$(0.04)	$1.00	$1.06

Diluted earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders
Continuing operations	$0.68	$0.41	$(0.12)	$0.99	$1.04
Discontinued operations	—	—	0.08	—	—

	$0.68	$0.41	$(0.04)	$0.99	$1.04

Cash dividends paid per common share	$0.06	$0.06	$0.06	$0.06	$0.06

Number of weighted average common shares outstanding used for per share calculations:
Basic shares	100,577	99,878	99,407	99,113	97,431
Diluted shares	102,222	101,458	99,407	100,172	99,562
BALANCE SHEET DATA:
Total assets	$2,112,705	$1,937,546	$1,648,686	$2,074,676	$1,660,078
Long-term liabilities(8)	$148,818	$190,363	$190,106	$270,331	$287,834

(1)	Refer to Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this annual report for revenue recognition policy.

(2)	We acquired Span America Holding Company, Inc. and Span Manufacturing Limited, which we collectively refer to as Span, in November 2006. Because of this acquisition and other acquisitions, our contract logistics revenues increased from fiscal year 2007 through fiscal year 2010 over the immediate prior periods. Additional information regarding acquisitions and the impact of acquisitions is included in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Acquisitions,” in our consolidated financial statements included in this annual report.

(3)	During the first quarter of fiscal 2008, as a result of the increased proportions of distribution revenue, primarily due to the acquisition of Market Transport Services in March 2006, the company changed its disclosure of revenues by its principal services. As a result, distribution revenues are now separately reported. In previous periods, distribution revenues had been combined with other revenues. Distribution revenues include our North American ground transportation revenues. Additionally, in connection with this change, certain related revenues previously included in our contract logistics services have been reclassified to distribution revenue. There were no changes in airfreight forwarding, ocean freight forwarding, and customs brokerage revenues. Additional information regarding our segment reporting is included in Note 21, “Segment Reporting,” in our consolidated financial statements included in this annual report.

(4)	Effective July 31, 2008, the company sold substantially all of its art packing, shipping and storing business, consisting of the shares of three wholly-owned subsidiaries and one subsidiary with 51% ownership interest, as well as the assets of a fine arts department of another wholly-owned subsidiary. As of January 31, 2009, the net proceeds of $8.7 million resulted in a gain on sale of discontinued operations of $7.4 million, net of tax. Refer to Note 20, “Discontinued Operations,” in our consolidated financial statements included in this annual report. As a result of discontinued operations, fiscal years ended 2008, 2007 and 2006, respectively have been reclassified to conform to the current year presentation.

(5)	Refer to Note 8, “Restructuring and Impairments,” in our consolidated financial statements included in this annual report.

(6)	During the fourth quarter ended January 31, 2009, the company recorded a non-cash charge of $98.9 million, before a related deferred tax benefit of $11.3 million, for impairment of goodwill in the company’s Contract Logistics and Distribution segment. This charge was recorded as the result of volatility and deterioration of the financial markets and adverse changes in the global business climate, during the second half of the fiscal year-ended January 31, 2009. Refer to Note 7, “Goodwill and Other Intangible Assets,” in our consolidated financial statements included in this annual report. During the fourth quarter ended January 31, 2010, the company recorded a non-cash charge of $1.6 million for the impairment of goodwill in the company’s Contract Logistics and Distribution Segment in accordance with FASB Codification Topic 250, Accounting for Changes and Error Corrections (ASC 250) and the correction of an error. Prior period amounts have not been restated due to immateriality. There was no tax benefit as the result of this charge. The additional impairment charge was recorded in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108).

(7)	During the fourth quarter ended January 31, 2009, the company performed an evaluation of recoverability of its long-lived assets and recorded non-cash charges of $7.3 million, and $3.7 million for customer lists and a trademark, respectively, in the company’s Contract Logistics and Distribution segment. These charges were before a related combined deferred tax benefit of $3.9 million.

(8)	On July 9, 2009, we issued the $55.0 million 2009 Senior Notes. Additional information regarding the Senior Notes is discussed in Part II, Item 7 of this report appearing under the caption, “Credit Facilities and Senior Notes,” and in Note 10, “Borrowings,” in our consolidated financial statements included in this annual report.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The company’s operations are principally managed by core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. Our operations are aligned into the following reportable segments: (i) Freight Forwarding and (ii) Contract Logistics and Distribution. Included in Corporate are certain administration and support functions, eliminations and various holding company activities within the group structure.

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airfreight or containers for ocean freight, which are most commonly expressed as twenty foot units (TEUs).

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

We believe that for our Freight Forwarding segment, net revenue is a better measure of growth in our freight forwarding business than revenue because our revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Net revenue is the term we use to describe revenues less purchased transportation costs. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Revenue derived from freight forwarding generally is shared between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only commissions and fees earned by us and is substantially similar to net revenue for the Freight Forwarding segment in this respect.

Contract Logistics and Distribution Segment.  Our contract logistics services primarily relate to value-added warehousing and the subsequent distribution of goods in order to meet our clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, storage and distribution. Our outsourced services include inspection services, quality centers and manufacturing support. The Contract Logistics and Distribution segment includes our distribution operations in the Africa region. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business.

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

Effect of Foreign Currency Translation on Comparison of Results.  Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes will be affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower revenues reported; however, as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect will occur if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net carrying value of our assets. We cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

Effect of Cost Reduction Measures on Comparison of Results.  On December 3, 2008, our Executive Board approved an information technology restructuring plan designed to consolidate the company’s information technology resources, eliminate redundancies, reduce costs and improve client services. In connection with the information technology restructuring plan, we incurred aggregate pre-tax restructuring charges of $2.3 million in fiscal 2009. During fiscal 2010, the company incurred aggregate pre-tax restructuring charges of $1.2 million associated with the information technology restructuring plan. All costs associated with the plan were cash expenditures. In addition to the restructuring charges described above, during the fiscal years ended January 31, 2010 and 2009, we incurred $5.0 million and $1.1 million, respectively in advisory and ancillary costs associated with the information technology restructuring plan.

On January 31, 2008, we undertook several cost reduction measures designed to streamline our operations and reduce our costs. These measures, which we refer to collectively as the 2008 Cost Reduction Measures, were undertaken by us in response to slowing growth in our net revenue, which resulted from yield (computed as net revenues divided by revenues) compression and a slowing economy, as well as deterioration in the performance of some of our under-performing operations. The 2008 Cost Reduction Measures included exiting selected non-performing operations and unprofitable contracts, cancelling various long-term initiatives, reducing the number of aircraft that we charter, and realigning corporate and regional functions to reduce overhead costs.

As a result of the 2008 Cost Reduction Measures, we reduced our then global workforce by approximately 6% at the end of the second quarter in fiscal 2009. We estimate that at that time the 2008 Cost Reduction Measures reduced annualized expenses by approximately $109.0 million and resulted in annualized net revenue reductions of $68.9 million.

In connection with the 2008 Cost Reduction Measures, in fiscal 2009 we incurred $5.8 million of pre-tax restructuring charges and costs, $3.2 million of which related to employee severance and termination costs and $2.6 million of which related to contract termination and other costs.

Discontinued Operations.  Effective July 31, 2008, we sold substantially all of our art packing, shipping and storing business. The net proceeds of $8.7 million resulted in a gain on sale of discontinued operations of $7.4 million, net of tax.

Acquisitions.  We have grown in the past and may grow, in the future, through acquisitions. We completed one acquisition during fiscal 2011, which was not material to our operations taken as a whole. This acquisition, along with our other acquisitions over the past five years, have had, and will have, a significant effect on the comparability of our operating results, increasing revenues and expenses, over the respective prior periods and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year, will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of their respective acquisitions. We consider the operating results of an acquired company during the year following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth. Historically, we have financed acquisitions with a combination of cash from operations and borrowed money. We may borrow additional money or issue ordinary shares in the future to finance acquisitions. From time-to-time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to potential acquisition targets.

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

On May 25, 2010 and December 21, 2009, we acquired the remaining outstanding shares of UTI Inventory Management Solutions (IMS) Limited, formerly EMAsu2, Ltd. (EMA Ireland) and UTI Inventory Management Solutions (IMS) Limited Partnership, formerly Exel MPL A.V.B.A., LP (EMA Israel), respectively, for a combined total of $7.1 million and eliminated minority partners in Ireland and Israel. The combined purchase price includes contingent consideration estimated at $0.6 million based on projected net revenues from a specific shared client for the four years ending January 31, 2014.

On October 16, 2009, we acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L., a Spanish freight forwarder, for $5.5 million, net of cash acquired of $0.8 million, and included contingent consideration of $4.7 million, which was paid in August 2010 based on the fiscal 2010 operating results of the acquired business.

On August 11, 2010, we received notification that the minority partner of a partnership in South Africa elected to exercise its right to require us to purchase such partner’s interest at the calculated redemption value of $8.3 million. We estimate that the redemption value, which was paid on August 26, 2010, was substantially less than the fair value of the minority partner’s interest in the partnership. The carrying value of the related non-controlling interest was $14.0 million and the difference between the carrying value of the related non-controlling interest and the redemption value paid was recorded by us as a component of shareholders’ equity. We are currently seeking another minority partner with respect to this business.

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2011 and fiscal 2010 compared to the respective prior fiscal years. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in Part I, Item 1A under the heading, “Risk Factors,” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with U.S. GAAP.

Segment Operating Results.  The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. The company’s reportable business segments are (i) Freight Forwarding and (ii) Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Included in Corporate are certain administration and support functions, eliminations and various holding company activities within the group structure.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. Our revenues and operating income by operating segment for the years ended January 31, 2011,

2010 and 2009, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

Year Ended January 31, 2011 Compared to Year Ended January 31, 2010

Freight Forwarding

	Freight Forwarding
	Year Ended January 31,
			Change	Change
	2011	2010	Amount	Percentage

Revenues:
Airfreight forwarding	$1,608,312	$1,187,880	$420,432	35%
Ocean freight forwarding	1,190,529	891,276	299,253	34
Customs brokerage	108,804	92,456	16,348	18
Other	254,593	179,481	75,112	42

Total revenues	3,162,238	2,351,093	811,145	35
Purchased transportation costs:
Airfreight forwarding	1,273,408	904,179	369,229	41
Ocean freight forwarding	998,234	717,093	281,141	39
Customs brokerage	6,102	5,712	390	7
Other	178,256	128,451	49,805	39

Total purchased transportation costs	2,456,000	1,755,435	700,565	40
Net revenues:
Airfreight forwarding	334,904	283,701	51,203	18
Ocean freight forwarding	192,295	174,183	18,112	10
Customs brokerage	102,702	86,744	15,958	18
Other	76,337	51,030	25,307	50

Total net revenues	706,238	595,658	110,580	19
Yields:
Airfreight forwarding	20.8%	23.9%		—
Ocean freight forwarding	16.2%	19.5%		—
Staff costs	391,060	346,087	44,973	13
Depreciation	16,868	15,410	1,458	9
Amortization of intangible assets	4,238	3,850	388	10
Other operating expenses	195,014	163,438	31,576	19

Operating income	$99,058	$66,873	$32,185	48%

Airfreight Forwarding.  Airfreight forwarding revenues increased $420.4 million, or 35%, for fiscal 2011, compared to fiscal 2010. The increase in airfreight forwarding revenues was primarily due to increased consumer demand for goods shipped through international trade and modal shifts from ocean freight to airfreight brought on by ongoing ocean freight capacity and vessel sailing changes during the year, as well as increased fuel surcharges. Airfreight volumes in terms of kilograms increased 26% for fiscal 2011, compared to fiscal 2010. These levels during fiscal 2011 were close to levels seen in the same period two years ago, before the market downturn. While airfreight volumes remained robust during most of fiscal 2011 primarily because of tight inventory levels, volume growth in airfreight forwarding revenues moderated during the second half of fiscal 2011. A modest peak season, a slower pace of inventory restocking activities, and continuing uncertain global economic conditions contributed to a declining rate of growth in the latter half of fiscal 2011. While tonnage in the fourth quarter reflected a solid holiday season, tonnage growth moderated in the fourth quarter compared to the comparable prior year period. Foreign currency fluctuations also contributed approximately $8.7 million to the increase.

Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields. Airfreight yields for fiscal 2011 decreased approximately 310 basis points to 20.8% compared to 23.9% for fiscal 2010. Airfreight kilograms shipped by us increased 26%, however this increase was partially offset by a 6% decrease in net revenue per kilogram, as the rates we charged our clients for much of fiscal 2011 did not increase to the same extent as our purchased transportation costs during the same period. For the fourth quarter of fiscal 2011, airfreight yields of 22.0% improved slightly, both on a sequential basis compared to 21.2% for the third quarter of fiscal 2011, as well as compared to 21.0% for the fourth quarter of fiscal 2010.

Ocean Freight Forwarding.  Ocean freight forwarding revenues increased $299.3 million, or 34%, for fiscal 2011, compared to fiscal 2010. This increase was primarily due to an approximately 13% increase in ocean freight volumes, as expressed in TEUs during fiscal 2011, compared to fiscal 2010. While volumes during fiscal 2011 were still ahead of fiscal 2010 on an absolute basis, volume growth during the second half of fiscal 2011 moderated when compared to the rate of growth during the first half of the year. As with airfreight, a modest peak season, a slower pace of inventory restocking activities, and uncertain global conditions contributed to a declining rate of growth in the latter half of fiscal 2011. Ocean freight TEU volumes in the fourth quarter decreased two percent compared to the fourth quarter of fiscal 2010, largely as a result of unseasonably strong volumes in the fourth quarter of fiscal 2010. Foreign currency fluctuations also contributed approximately $30.9 million to the increase.

The increase in ocean freight forwarding net revenues was primarily due to an approximately 13% increase in TEUs, which was partially offset by a 3% decrease in net revenues realized per TEU. As with airfreight, ocean freight yields contracted during fiscal 2011, compared to fiscal 2010, causing ocean freight net revenues to increase to a lesser degree than the increase in revenues. For fiscal 2011, ocean freight yields contracted approximately 330 basis points to 16.2% compared to 19.5% for fiscal 2010. This year-over-year yield compression resulted primarily from constrained carrier capacity, which in turn allowed the shipping lines to increase their pricing during fiscal 2011. For the fourth quarter of fiscal 2011, ocean freight yields of 17.5% improved on a sequential basis compared to 15.4% for the third quarter of fiscal 2011, but were slightly lower than the 17.6% experienced for the fourth quarter of fiscal 2010.

Customs Brokerage and Other.  Customs brokerage revenues increased $16.3 million, or 18%, for fiscal 2011, compared to fiscal 2010. The increase in customs brokerage revenues was primarily due to a 9% increase in the number of clearances. Foreign currency fluctuations also contributed approximately $4.3 million to the increase. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments, increased $75.1 million, or 42%, for fiscal 2011, compared to fiscal 2010, as volumes and related fuel surcharges for international road freight and distribution increased. This represents a recovery from the declines seen in 2010, as other freight forwarding related revenues for fiscal 2011 increased approximately 15% compared to fiscal 2009, two years ago. Foreign currency fluctuations also contributed approximately $9.1 million to the increase.

Operating Expenses.  Staff costs in our freight forwarding segment increased $45.0 million, or 13%, for fiscal 2011, compared to fiscal 2010. Foreign currency fluctuations contributed approximately $6.3 million to the increase in staff costs during the year. As a percentage of freight forwarding segment revenues, staff costs were approximately 12% and 15% for fiscal 2011 and fiscal 2010, respectively. Other operating costs in the freight forwarding segment increased $31.6 million, or 19%, for fiscal 2011, compared to fiscal 2010. Foreign currency fluctuations also contributed approximately $5.3 million to the increase of other operating costs in fiscal 2011. The increase of staff costs and other operating costs in our freight forwarding segment were largely driven by total shipment counts rather than volumes stated in kilograms or TEUs.

Contract Logistics and Distribution

	Contract Logistics and Distribution
	Year Ended January 31,
			Change	Change
	2011	2010	Amount	Percentage

Revenues:
Contract logistics	$736,376	$650,739	$85,637	13%
Distribution	488,261	414,920	73,341	18
Other	162,898	150,770	12,128	8

Total revenues	1,387,535	1,216,429	171,106	14
Purchased transportation costs:
Contract logistics	158,436	125,245	33,191	27
Distribution	331,654	277,849	53,805	19
Other	48,212	47,992	220	—

Total purchased transportation costs	538,302	451,086	87,216	19
Staff costs	433,641	392,307	41,334	11
Depreciation	29,192	27,835	1,357	5
Amortization of intangible assets	9,681	7,276	2,405	33
Goodwill impairment	—	1,562	(1,562)	(100)
Other operating expenses	305,619	284,923	20,696	7

Operating income	$71,100	$51,440	$19,660	38%

Contract logistics.  Contract logistics revenues increased $85.6 million, or 13%, for fiscal 2011, compared to fiscal 2010. The increase is primarily due to an increase in the number of client sites and increased volumes compared to the corresponding prior year period. Foreign currency fluctuations contributed approximately $16.4 million to the increase.

Distribution.  Distribution revenues increased $73.3 million, or 18%, for fiscal 2011, compared to fiscal 2010, primarily due to increased domestic freight volumes as well as related fuel surcharges, particularly in the U.S. Foreign currency fluctuations contributed approximately $13.8 million to the increase.

Staff Costs.  Staff costs in our contract logistics and distribution segment increased $41.3 million, or 11%, for fiscal 2011, compared to fiscal 2010. The increase in staff costs in our contract logistics and distribution segment was primarily due to increased service requirements associated with new client sites and increased volumes. Foreign currency fluctuations contributed approximately $12.0 million to the increase.

Other Operating Expenses.  Other operating costs in the contract logistics and distribution segment increased $20.7 million, or 7%, for fiscal 2011, compared to fiscal 2010. The increase in other operating costs in the contract logistics and distribution segment was largely due to foreign currency fluctuations, which accounted for approximately $12.8 million in increased reported operating expense. Excluding operating cost increases due to currency fluctuations, operating costs in our contract logistics and distribution segment increased $7.9 million, due to increased volumes over the comparative prior year period.

Corporate

Staff costs at corporate were $25.3 million for fiscal 2011, compared to $14.8 million for fiscal 2010. The increase in staff costs at corporate was primarily due to our organization realignment, as resources were transferred from local and regional roles to corporate led functions. Other operating expenses at corporate were $21.4 million for fiscal 2011, compared to $18.1 million for fiscal 2010. During fiscal 2010, the company recognized a gain on the sale of property in South Africa of $6.3 million. This gain is included as a reduction of other operating expenses in corporate in fiscal 2010. Excluding this gain, other operating expenses in corporate for the corresponding prior year period, would have been $24.4 million.

Interest expense, net.  Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $88.3 million of principle was outstanding as of January 31, 2011, and capital lease obligations. Interest income increased $4.2 million, or 41%, and interest expense increased $7.6 million, or 33%, for fiscal 2011, compared to fiscal 2010. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other income and expenses, net.  Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, offset by withholding taxes and various other taxes not related to income taxes. Other income, net of expenses, was $1.2 million for fiscal 2011, compared to net other expenses of $0.9 million for fiscal 2010.

Provision for income taxes.  Our effective income tax rate for fiscal 2011 was 31%, resulting in a provision for income taxes of $33.2 million compared to pretax income of $107.9 million. Our effective tax rate for fiscal 2011 was lower than our effective income tax rate for fiscal 2010, which was 35%. Compared to our historical effective income tax rates, our effective income tax rate for fiscal 2011 was adversely impacted by several items, some of which were particularly noticeable during the fourth quarter of fiscal 2011. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions. However the actual effective tax rate will depend on a variety of factors, including but not limited to, the geographic mix of our business as well as the overall level of pre-tax income compared to minimum taxes which are payable in certain of our jurisdictions.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests was $4.7 million for fiscal 2011, compared to $4.4 million for fiscal 2010.

Year Ended January 31, 2010 Compared to Year Ended January 31, 2009

Freight Forwarding

	Freight Forwarding
	Year Ended January 31,
			Change	Change
	2010	2009	Amount	Percentage

Revenues:
Airfreight forwarding	$1,187,880	$1,621,602	$(433,722)	(27)%
Ocean freight forwarding	891,276	1,203,643	(312,367)	(26)
Customs brokerage	92,456	109,436	(16,980)	(16)
Other	179,481	221,358	(41,877)	(19)

Total revenues	2,351,093	3,156,039	(804,946)	(26)
Purchased transportation costs:
Airfreight forwarding	904,179	1,275,569	(371,390)	(29)
Ocean freight forwarding	717,093	1,001,275	(284,182)	(28)
Customs brokerage	5,712	5,987	(275)	(5)
Other	128,451	155,925	(27,474)	(18)

Total purchased transportation costs	1,755,435	2,438,756	(683,321)	(28)
Net revenues:
Airfreight forwarding	283,701	346,033	(62,332)	(18)
Ocean freight forwarding	174,183	202,368	(28,185)	(14)
Customs brokerage	86,744	103,449	(16,705)	(16)
Other	51,030	65,433	(14,403)	(22)

Total net revenues	595,658	717,283	(121,625)	(17)
Yields:
Airfreight forwarding	23.9%	21.3%		—
Ocean freight forwarding	19.5%	16.8%		—
Staff costs	346,087	396,019	(49,932)	(13)
Depreciation	15,410	15,605	(195)	(1)
Amortization of intangible assets	3,850	3,896	(46)	(1)
Restructuring charges	—	2,731	(2,731)	(100)
Other operating expenses	163,438	172,505	(9,067)	(5)

Operating income	$66,873	$126,527	$(59,654)	(47)%

Airfreight Forwarding.  Airfreight forwarding revenues decreased $433.7 million, or 27%, for fiscal 2010, compared to fiscal 2009. Fuel surcharges decreased approximately $199.8 million in fiscal 2010 when compared to fiscal 2009 as a result of a significant decline in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Airfreight volumes decreased 13% for fiscal 2010 when compared to fiscal 2009, reflecting the deterioration in market conditions during fiscal 2010. Foreign currency fluctuations also contributed to the decrease.

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

Ocean Freight Forwarding.  Ocean freight forwarding revenues decreased $312.4 million, or 26%, to $891.3 million for fiscal 2010, compared to $1,203.6 million for fiscal 2009. This decrease was primarily due to an approximately 8% decrease in ocean freight volumes, as expressed in TEUs during fiscal 2010, compared to fiscal 2009, as well as reductions in bunker fuel costs, which impacted revenues but generally did not have a material impact on net revenues. Foreign currency fluctuations also contributed to the decrease.

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

Customs Brokerage and Other.  Customs brokerage revenues decreased $17.0 million, or 16%, to $92.5 million for fiscal 2010, compared to $109.4 million for fiscal 2009. The decrease in customs brokerage revenues was primarily due to a 19% decline in the number of clearances as a result of the decrease in international air and ocean volumes during fiscal 2010 compared to fiscal 2009. Foreign currency fluctuations also contributed to the decrease. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments, decreased $41.9 million, or 19%, to $179.5 million for fiscal 2010, compared to $221.4 million for fiscal 2009, primarily due to decreases in road freight and other distribution volumes in fiscal 2010. Foreign currency fluctuations also contributed to the decrease.

Operating Expenses.  Staff costs in our freight forwarding segment decreased $49.9 million, or 13%, to $346.1 million for fiscal 2010, compared to $396.0 million for fiscal 2009. Foreign currency fluctuations contributed approximately $13.1 million of the decrease. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 15% and 13% for fiscal 2010 and 2009, respectively. Staff costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms or TEUs. As shipment counts for air and ocean freight fell at lesser rates than shipment volumes during fiscal 2010, headcount reductions were more aligned with the reduction in shipment counts than volume declines. Other operating costs in the freight forwarding segment decreased $9.1 million, or 5%, to $163.4 million for fiscal 2010, compared to $172.5 million for fiscal 2009. Foreign currency fluctuations contributed approximately $5.7 million of the decrease. The remaining decrease in other operating costs in our freight forwarding segment was primarily due to actions taken to better align our costs with the decline in freight forwarding volume.

Contract Logistics and Distribution

	Contract Logistics and Distribution
	Year Ended January 31,
			Change	Change
	2010	2009	Amount	Percentage

Revenues:
Contract logistics	$650,739	$663,656	$(12,917)	(2)%
Distribution	414,920	564,906	(149,986)	(27)
Other	150,770	159,116	(8,346)	(5)

Total revenues	1,216,429	1,387,678	(171,249)	(12)
Purchased transportation costs:
Contract logistics	125,245	94,963	30,282	32
Distribution	277,849	404,756	(126,907)	(31)
Other	47,992	58,902	(10,910)	(19)

Total purchased transportation costs	451,086	558,621	(107,535)	(19)
Staff costs	392,307	439,569	(47,262)	(11)
Depreciation	27,835	25,924	1,911	7
Amortization of intangible assets	7,276	9,075	(1,799)	(20)
Restructuring charges	—	3,863	(3,863)	(100)
Goodwill impairment	1,562	98,932	(97,370)	(98)
Intangible assets impairment	—	11,009	(11,009)	(100)
Other operating expenses	284,923	314,146	(29,223)	(9)

Operating income	$51,440	$(73,461)	$124,901	(170)%

Contract Logistics.  Contract logistics revenues decreased $12.9 million, or 2%, to $650.7 million for fiscal 2010, compared to $663.7 million for fiscal 2009. The decrease was primarily due to reduced contract logistics volumes and foreign currency fluctuations.

Distribution.  Distribution revenues decreased $150.0 million, or 27%, to $414.9 million for fiscal 2010, compared to $564.9 million for fiscal 2009. Freight volumes in our North American distribution operations remained weak throughout fiscal 2010.

Staff Costs.  Staff costs in our contract logistics and distribution segment decreased $47.3 million, or 11%, to $392.3 million for fiscal 2010, as compared to $439.6 million for fiscal 2009. Foreign currency fluctuations contributed approximately $5.3 million of the decrease. The remaining decrease in staff costs in our contract logistics and distribution segment is primarily due to headcount reductions and other actions taken in light of the decreased logistics volumes. We incurred staff costs in our contract logistics and distribution segment related to the exit of certain facilities and operations of $4.6 million and $5.5 million for the fiscal years ended January 31, 2010 and 2009, respectively.

Other Operating Expenses.  Other operating costs in the contract logistics and distribution segment decreased by $29.2 million, or 9%, to $284.9 million for fiscal 2010, compared to $314.1 million for fiscal 2009. Foreign currency fluctuations contributed approximately $5.5 million of the decrease. The remaining decrease in other operating costs in our contract logistics and distribution segment was primarily due to headcount reductions and other actions taken in light of the decline in revenues as a result of the global economic slowdown.

Corporate

Staff costs at corporate were $14.8 million for fiscal 2010, compared to $8.7 million incurred during fiscal 2009. The increase in staff costs at corporate is primarily related to the realignment and additional resources with respect to the transformation of the company into an integrated global enterprise rather than being operated on a decentralized regional basis. Other operating expenses at corporate were $18.1 million for fiscal 2010, compared to $18.6 million incurred during the prior fiscal year.

Interest expense, net.  Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities; our senior unsecured guaranteed notes, of which $155.1 million of principle was outstanding as of January 31, 2010; and capital lease obligations. Interest income and interest expense decreased $3.1 million or 23%, and $7.6 million, or 25%, respectively, for fiscal 2010, compared to fiscal 2009. The decrease in interest income and in interest expense is primarily due to a decrease in total net cash deposits and borrowings outstanding during the comparative periods.

Other income and expenses, net.  Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, withholding taxes and various other items. Other expenses, net of income, were $0.8 million for fiscal 2010. Other income, net of expenses was $1.4 million for the prior fiscal year period.

Provision for income taxes.  Our effective income tax rate for fiscal 2010 was 35%, resulting in a provision for income taxes of $24.4 million compared to pretax income of $69.9 million. Compared to our historical effective income tax rates, our effective income tax rate for fiscal 2010 was adversely impacted by several items, some of which were particularly noticeable during the fourth quarter of the fiscal year. Our tax rate during fiscal 2010 was adversely affected by valuation allowances which increased our tax expense by approximately $6.5 million in certain of our loss-making jurisdictions, minimum taxes of approximately $1.4 million, and tax-rate change adjustments of approximately $1.0 million. Minimum taxes are payable regardless of the amount of our pre-tax income in the relevant jurisdiction. For the full fiscal year, these increases were partially offset by a favorable tax rates from the sale of property, plant and equipment, of which the company realized a benefit of approximately $2.1 million when compared to statutory income tax rates.

Discontinued operations, net of tax.  Discontinued operations for fiscal 2009 include the operations of the company’s art packing businesses in our EMENA region as part of the company’s ongoing effort to focus on its core businesses.

Net income attributable to noncontrolling interests.  Net income attributable to noncontrolling interests increased $2.3 million, to $4.4 million for fiscal 2010, compared to $2.1 million for fiscal 2009. The changes in noncontrolling interests are dependent upon the mix of income among the various operations which have noncontrolling interests.

Revenues Attributed to Geographic Regions.  The following table shows the revenue attributable to our geographic regions: EMENA (which is comprised of Europe, the Middle East and North Africa), the Americas, Asia Pacific and Africa.

	Year Ended January 31,
	2011			2010			2009
		Contract			Contract			Contract
		Logistics			Logistics			Logistics
	Freight	and		Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$941,176	$257,949	$1,199,125	$827,823	$248,601	$1,076,424	$1,091,758	$256,529	$1,348,287
Americas	648,451	726,176	1,374,627	480,890	642,840	1,123,730	627,824	807,144	1,434,968
Asia Pacific	1,158,101	44,427	1,202,528	758,408	34,985	793,393	1,065,565	35,079	1,100,644
Africa	414,510	358,983	773,493	283,972	290,003	573,975	370,892	288,926	659,818

Total	$3,162,238	$1,387,535	$4,549,773	$2,351,093	$1,216,429	$3,567,522	$3,156,039	$1,387,678	$4,543,717

	Year Ended January 31,
	2011			2010			2009
		Contract			Contract			Contract
		Logistics			Logistics			Logistics
	Freight	and		Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net		Net	Net
	Revenue	Revenue	Total	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$242,717	$150,620	$393,337	$229,561	$159,588	$389,149	$285,786	$165,441	$451,227
Americas	177,113	379,614	556,727	142,697	357,606	500,303	166,525	432,058	598,583
Asia Pacific	188,467	29,701	218,168	145,795	24,218	170,013	172,883	22,451	195,334
Africa	97,941	289,298	387,239	77,605	223,931	301,536	92,089	209,107	301,196

Total	$706,238	$849,233	$1,555,471	$595,658	$765,343	$1,361,001	$717,283	$829,057	$1,546,340

Revenues and Purchased Transportation Costs by Service Line.  The following table shows revenues and purchased transportation costs attributable to the company’s principal services.

	Year Ended January 31,
	2011	2010	2009

Revenues:
Airfreight forwarding	$1,608,312	$1,187,880	$1,621,602
Ocean freight forwarding	1,190,529	891,276	1,203,643
Customs brokerage	108,804	92,456	109,436
Contract logistics	736,376	650,739	663,656
Distribution	488,261	414,920	564,906
Other	417,491	330,251	380,474

Total	$4,549,773	$3,567,522	$4,543,717

Purchased transportation costs:
Airfreight forwarding	$1,273,408	$904,179	$1,275,569
Ocean freight forwarding	998,234	717,093	1,001,275
Customs brokerage	6,102	5,712	5,987
Contract logistics	158,436	125,245	94,963
Distribution	331,654	277,849	404,756
Other	226,468	176,443	214,827

Total	$2,994,302	$2,206,521	$2,997,377

Income Statement as a percentage of total revenues.  The following table shows the relative portion of our revenues and purchased transportation costs by service line, as well as our operating and other income and expenses for the periods presented, expressed as a percentage of total revenues.

	Year Ended January 31,
	2011	2010	2009

Revenues:
Airfreight forwarding	35%	33%	36%
Ocean freight forwarding	26	25	27
Customs brokerage	3	3	2
Contract logistics	16	18	15
Distribution	11	12	12
Other	9	9	8

Total revenues	100	100	100
Purchased transportation costs:
Airfreight forwarding	28%	25%	28%
Ocean freight forwarding	22	20	22
Customs brokerage	*	*	*
Contract logistics	3	4	2
Distribution	7	8	9
Other	6	5	5

Total purchased transportation costs	66	62	66
Staff costs	19	21	19
Depreciation	1	1	1
Amortization of intangible assets	*	*	*
Restructuring charges	*	*	*
Goodwill impairment	*	*	2
Intangible assets impairment	*	*	*
Other operating expenses	11	13	11

Total operating expenses	97	97	99
Operating income, net	3	3	1
Interest income	*	*	*
Interest expense	(1)	(1)	(1)
Other income, net	*	*	*

Pretax income	2	2	*
Provision for income taxes	1	1	*

Income from continuing operations, net of tax	1	1	*
Discontinued operations, net of tax	*	*	*

Net income	1	1	*
Net income attributable to noncontrolling interests	*	*	*

Net income attributable to UTi Worldwide Inc.	1%	1%	* %

*	Less than one percent.

Liquidity and Capital Resources

As of January 31, 2011, our cash and cash equivalents totaled $326.8 million, representing a decrease of $24.0 million from January 31, 2010, the reasons for which are discussed below. The decrease resulted from net cash used by our operating, investing and financing activities, of $35.6 million, offset by an increase of $11.6 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2010.

Cash Provided by Operating Activities.  The substantial increase in volumes and carrier rates during fiscal 2011 necessitated significant working capital to fund duties and carrier costs on behalf of clients. Cash provided by operating activities was comparable to net income for the corresponding period. During fiscal 2011, we generated approximately $72.9 million in net cash from operating activities. This resulted from net income of $74.6 million plus depreciation and amortization of intangible assets totaling $60.7 million, provision for doubtful accounts of $4.4 million, an increase in trade payables and other current liabilities of $84.5 million, and an increase in other items totaling $7.2 million, offset by an increase in deferred income taxes of $1.8 million and trade receivables and other current assets of $156.7 million.

The company’s primary source of liquidity is the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment and availability under its various credit facilities. The company experiences increased activity associated with its peak season, generally during the second and third fiscal quarters, requiring significant client disbursements. During the second quarter and the first half of the third quarter, this seasonal growth in client receivables tends to consume available cash. Historically the second half of the third quarter and the fourth quarter tend to generate significant cash as cash collections usually exceeded client cash disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash.

When the company acts as a customs broker, we make significant cash advances on behalf of our clients to the various customs authorities around the world, predominantly in countries where our clients are importers of goods such as South Africa and Israel. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses. However, these advances temporarily consume cash as these items are typically paid to third parties in advance of reimbursement from our clients. Accordingly, on a comparative basis, operating cash flows are typically stronger in periods of declining logistics activity and are comparably weaker in periods of volume growth as the company must disburse cash in advance of collections from clients. The significant increases in volumes and carrier rates during fiscal 2011 necessitated significant working capital to fund custom duties and taxes on behalf of clients, and carrier disbursements resulting from higher volumes and rates.

During fiscal 2011, advances for customs duties and taxes were approximately $4,386.7 million, an increase of $983.5 million when compared to approximately $3,403.3 million for the corresponding prior year period. This increase of customs duties and taxes was primarily attributable to an increase in the number of clearances and the value of goods imported over the comparable periods. The increase in these advances and subsequent collection activity related to customs duties and taxes had a relatively unfavorable impact on our net cash generated from operating activities in fiscal 2011, compared to fiscal 2010, when such cash flows are compared to net income.

On a comparative basis, during fiscal 2011, net cash provided by operating activities was $72.9 million, compared to net income of $74.6 million. By comparison, during fiscal 2010, net cash provided by operating activities was $120.0 million, compared to net income of $45.5 million.

Cash Used in Investing Activities.  Cash used for investing activities for the fiscal years ended January 31, 2011 and 2010 was $62.2 million and $24.6 million, respectively. The increase was partially attributable to increased development activities with respect to certain business transformation initiatives, including the development of our next generation freight forwarding system, and investment in Oracle financials and other software related activities. In fiscal 2011, we used $19.6 million of cash relating to these business transformation initiatives, as compared to $5.4 million for fiscal 2010. Also effecting the comparison of cash used in investing in fiscal 2011 compared to fiscal 2010, were the proceeds from the sale of a building during fiscal 2010, which accounted for $8.1 million of the increase of cash used in investing activities. Cash used for other capital expenditures during fiscal 2011 was approximately $39.2 million, consisting primarily of computer hardware and furniture, fixtures and equipment.

We also made various earn-out payments in fiscal 2011 as required by the terms of prior acquisition agreements. The following outlines recent earn-out payments associated with prior acquisitions, as well as the estimated future contingent earn-out payments associated with such prior acquisitions:

•	We have one potential contingent earn-out payment remaining related to our acquisition of UTi Pharma Slovakia, s.r.o. which is subject to a maximum of $3.0 million in the aggregate and is to be calculated based on a multiple of the acquired operation’s earnings for the fiscal year ending January 31, 2012. No payments were made in connection with this acquisition in fiscal 2011.

•	In connection with our acquisition of the remaining ownership interest in each of EMA Ireland and EMA Israel, based on estimated net revenue to be earned from a single client for each of the next three fiscal years ending January 31, 2012, 2013 and 2014, we currently anticipate making contingent earn-out payments in the quarter following each of such twelve month periods. The company’s aggregate obligation with respect to these contingent earn-out payments is presently estimated to be $0.6 million.

•	In August 2010, we made the one required earn-out payment of $3.7 million related to our acquisition of Tacisa. The payment was calculated based on a multiple of the acquired operation’s earnings for the twelve months ended January 31, 2010. No additional payments will be made in connection with this acquisition.

Cash Provided by Financing Activities.  Our financing activities during fiscal 2011 used $46.2 million of cash, due to net repayments of bank lines of credit and long term borrowings, totaling $98.2 million, net borrowings of $9.9 million from short term borrowings, repayments of capital lease obligations totaling $19.2 million, a decrease in short-term credit facilities of $33.8 million, acquisition of noncontrolling interest of $8.3 million, contingent earn-out payments of $3.7 million, and dividends paid of $6.1 million offset by proceeds from bank lines of credit of $128.9 million and net proceeds from the issuance of ordinary shares of $5.5 million.

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

Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive income is a result of foreign currency translation adjustments, net of tax and other adjustments and such gains and adjustments were $12.7 million and $64.2 million, for the fiscal years ended January 31, 2011 and 2010, respectively.

Bank Lines of Credit.  We utilize a number of financial institutions to provide us with borrowings, letters of credit, guarantees and working capital facilities. Certain of these credit facilities are used for working capital and for issuing letters of credit to support the working capital and operational needs of various subsidiaries and to support various customs bonds and guarantees and funds for general corporate purposes. In other cases, customs bonds and guarantees are issued directly by various financial institutions. In many cases, the use of these particular borrowings, letters of credit, guarantee, and working capital facilities is restricted to the country in which they originated. These particular borrowings, letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in such country.

The following table presents information about the facility limits, aggregate amounts of borrowings outstanding as well as availability for borrowings under the various bank lines and letters of credit and other credit facilities as of January 31, 2011 (in thousands).

			South
			African			Other
	ABN/RBS	Nedbank	Facilities(1)	US Facility(2)	Spain Facility(3)	Facilities(4)	Total

Credit facility limit	$50,000	$61,000	$132,965	$25,000	$25,000	$121,331	$415,296

Facility usage for bank lines of credit	$8,319	$53,904	$57	$18,000	$23,129	$67,323	$170,732
Letters of credit and guarantees outstanding outstanding	40,388	6,401	74,775	—	—	43,820	165,384

Total facility usage	$48,707	$60,305	$74,832	$18,000	$23,129	$111,143	$336,116

Available, unused capacity outstanding	$1,293	$695	$58,133	$7,000	$1,871	$10,188	$79,180
Available for cash withdrawal	$—	$695	$55,291	$7,000	$1,871	$10,188	$75,045

(1)	Represents one of our three largest single-country credit facilities. A portion of the availability under these facilities expires in July 2012 and the remainder expires in July 2014.

(2)	Represents one of our three largest single-country credit facilities. This facility expires in May 2011.

(3)	Represents one of our three largest single-country credit facilities. This facility expires in April 2011.

(4)	Includes cash pooling arrangements utilized by a significant number of the company’s subsidiaries.

A significant number of our subsidiaries participate in a cash pooling arrangement administered by a European-based bank, which is used to fund individual subsidiaries’ liquidity needs. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates based on a base rate plus or minus a margin as determined by the type of currency deposited or withdrawn from the cash pool. The facility does not permit cash withdrawals in excess of cash deposits on a global basis. At January 31, 2011, cash deposits were equivalent to cash withdrawals. Cash deposits of $4.9 million and cash withdrawals $2.9 million are included in cash and cash deposits and in bank lines of credit at January 31, 2011 and 2010, respectively.

ABN/RBS Letter of Credit Agreement.  On July 9, 2009, the company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the “ABN/RBS Letter of Credit Agreement”). The ABN/RBS Letter of Credit Agreement provided for an aggregate availability of up to $50.0 million in letters of credit as of January 31, 2011. The ABN/RBS Letter of Credit Agreement originally provided for two separate letter of credit facilities, which we refer to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. The ABN Letter of Credit Facility matures on July 9, 2011. The RBS Letter of Credit Facility matured on December 31, 2009 and prior to maturity the company either obtained the release of the remaining letters of credit issued pursuant to this facility or provided for alternative arrangements for the underlying obligations. The company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.

Nedbank Letter of Credit Agreement.  On July 9, 2009, the company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement (the “Nedbank Letter of Credit Agreement”) with Nedbank Limited, acting through its London Branch. On July 23, 2010, UTi Worldwide Inc. (UTi) and certain of its subsidiaries as guarantors (collectively with UTi, the Obligors) entered into an amendment to the Nedbank Letter of Credit Agreement which amendment among other things increased the availability under the Nedbank Letter of Credit Agreement by $25.0 million, from $36.0 million to $61.0 million. In addition, the amendment provided that in no event shall any letter of credit) issued after July 23, 2010 under the Nedbank Letter of Credit Agreement have an expiration date later than July 9, 2011 unless otherwise agreed to by Nedbank. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.

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

South African Facilities Agreement.  On July 9, 2009, certain of the company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650.0 million South African rand revolving credit facility, which is comprised of a 400.0 million South African rand working capital facility and a 250.0 million South African rand letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides the company’s South African operations with a 150.0 million South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement. A portion of the availability under the South African Facilities Agreement expires in July 2012 and the remainder expires in July 2014.

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

In addition to the facilities described above, the South African entities have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of January 31, 2011 the value of these contingent liabilities was $43.0 million.

During the second quarter ended July 31, 2010, the company entered into a number of new credit facilities with aggregate borrowing credit facility limits of approximately $65.0 million. Such facilities include those entered into by the company’s subsidiaries in the U.S. and Spain as well as a borrowing by the parent company, UTi Worldwide, Inc. and generally expire on various dates in calendar 2011 and bear interest at rates determined based on certain benchmark interest rates plus a margin as specified in the underlying agreements. Total borrowings outstanding under such facilities totaled approximately $56.1 million at January 31, 2011.

Cash Pooling Arrangements.  A significant number of our subsidiaries participate in a cash pooling arrangement which we use to fund liquidity needs of the subsidiaries. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates. The facility does not permit aggregate outstanding withdrawals by our subsidiaries under the arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time, as determined on a global basis. At January 31, 2011, cash deposits exceeded cash withdrawals. Under the arrangement, cash withdrawals of $2.9 million are included in bank lines of credit and cash deposits of $4.9 million are included in cash and cash equivalents on our balance sheet at January 31, 2011.

In addition to the credit, letter of credit, and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In some cases, the use of these particular letter of credit, guarantee, and working capital facilities are restricted to the country in which they originated. These particular letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in the country.

Short-term Borrowings.  The company also has a number of short-term borrowings issued by various parties, not covered under the facilities listed above. The total of such bank borrowings at January 31, 2011, and 2010 was $7.2 million, and $8.0 million, respectively. Included in short-term borrowings is a loan from a shipping services company of $4.0 million for the years ended January 31, 2011 and 2010. See Note 18, “Related Party Transactions.”

The maximum and average borrowings against bank lines of credit during fiscal 2011 were $290.8 million and $212.6 million, respectively. The maximum and average borrowings against bank lines of credit during fiscal 2010 were $119.0 million and $90.0 million, respectively.

Long-term Borrowings.  The following table presents information about the aggregate amount of the company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of January 31, 2011 (in thousands).

	2006 Note	2009 Note
	Purchase	Purchase	Other
	Agreement	Agreement	Borrowings	Total

Current portion of long-term borrowings	$33,335	$—	$897	$34,232
Long-term borrowings, excluding current portion	—	55,000	6,230	61,230

Total	$33,335	$55,000	$7,127	$95,462

2009 Note Purchase Agreement.  On July 9, 2009, the company issued $55.0 million of senior unsecured guaranteed notes (the “2009 Senior Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The company is required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Senior Notes mature on August 9, 2014. The company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of January 31, 2011, the principal amount outstanding under the 2009 Senior Notes was $55.0 million, and is included in long-term bank borrowings in the consolidated balance sheet.

2006 Note Purchase Agreement.  On July 13, 2006, the company issued $200.0 million of senior unsecured guaranteed notes (the “2006 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) under a note purchase agreement (the “2006 Note Purchase Agreement”, and together with the 2009 Note Purchase Agreement, the “Note Purchase Agreements”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The company is required to repay approximately $33.3 million, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The 2006 Senior Notes mature on July 13, 2011. The company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of January 31, 2011 and 2010, the principal amount outstanding under the 2006 Senior Notes was approximately $33.3 million and $100.0 million, respectively, and is included in long-term bank borrowings in the consolidated balance sheets.

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

We intend to replace, refinance or renew our various credit, letters of credit and guarantee facilities before their applicable maturity dates. We are in various stages of discussions with potential lenders with respect to our facilities which come due in July 2011, but no assurances can be given that we will be able to replace, refinance or renew such facilities on terms which we consider acceptable, or at all. Changes in the credit markets could adversely affect the terms upon which we are able to replace, renew or refinance such facilities and obtain other indebtedness or other replacement financing. Our short-term or long-term borrowing costs could increase as a result of any replacement, renewal or refinancing.

Contractual Obligations.  At January 31, 2011, we had the following contractual obligations (in thousands):

	Payments Due By Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Borrowings(1)	$219,866	$219,866	$—	$—	$—
Long-term borrowings(2)	65,812	—	65,812	—	—
Capital lease obligations(2)	38,327	17,537	18,646	2,144	—
Pension funding obligations(3)	16,224	1,581	2,011	3,336	9,296
Operating lease obligations	390,372	117,842	150,624	80,064	41,842
Unconditional purchase obligations and other(4)	865	865	—	—	—

Total	$731,466	$357,691	$237,093	$85,544	$51,138

(1)	Includes bank lines of credit, short-term borrowings, the current portion of long-term borrowings and estimated interest expense based on the variable interest rates on these obligations.

(2)	Includes long-term borrowings excluding the current portion. Also includes interest expense due to the fixed nature of interest rates on these obligations.

(3)	Pension funding obligation amounts include estimated defined benefit pension funding obligations through the year ending 2020.

(4)	The company typically enters into various types of short-term contracts to reserve transportation capacity on a guaranteed basis. These contracts include minimum quantity commitments with ocean carriers, and “blocked space agreements” with air carriers. Additionally, the company occasionally charters aircraft capacity with air carriers. The pricing of these contracts is dependent upon current market conditions. The company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2011 was $0.03 million. The remaining amount represents commitments to purchase capital equipment.

The above table does not include potential contingent earn-out payments that may be paid in connection with prior acquisitions, including the potential earn-out associated with the acquisition of UTi Pharma Slovakia, s.r.o which is subject to a maximum of $3.0 million in the aggregate. See the discussion with the caption “Liquidity and Capital Resources.”

The above table does not include amounts potentially payable to taxing authorities for uncertain tax positions taken on tax returns as we are unable to estimate the timing of such payments within individual years. As of January 31, 2011, the company has accrued $7.1 million related to uncertain tax positions. Refer to Note 4, “Uncertain Tax Positions” in the consolidated financial statements.

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

Pharma Property Development Agreement.  Subsequent to January 31, 2011, and subject to finalization of certain suspensive conditions that must be met for the agreements to be effective, the company entered into several agreements, including a lease agreement and a property development agreement, with the intention to develop a distribution center to be used in the company’s pharmaceutical distribution in South Africa. It is anticipated that the total capital commitments will be approximately $42.0 million and the property development activities will be conducted over a several year period. Among other commitments, under the agreements the company will be obligated to reimburse the developer for certain costs incurred should the company terminate the project under specific conditions.

Call and Put Options.  In connection with the company’s merger and acquisition activities in Israel during fiscal 2008, options were granted providing the company with the right to call the minority partner’s shares of the resulting subsidiary under certain circumstances, and also providing the minority partner with the right to call the company’s shares of the subsidiary in the event the company does not exercise its right, under certain circumstances, to call the minority partner’s shares. The company records assets and liabilities which represent the difference between the estimated strike price and the estimated fair value of the attributable subsidiary equity, if the call options become exercisable. The amounts included in other non-current assets were $0.4 million and $0.5 million and the amounts included in other non-current liabilities were $0.6 million and $0.8 million at January 31, 2011 and January 31, 2010, respectively.

In connection with the formation of a partnership in South Africa that holds the shares of a subsidiary that distributes pharmaceutical supplies and equipment, the company granted a put option to the minority partner providing the partner with a right to put their 25.1% share of the partnership to the company. On August 11, 2010, the company received notification that the minority partner elected to exercise its right to require the company to purchase such partner’s interest at the calculated redemption value of $8.3 million. The company believes that the redemption value, which was paid on August 26, 2010, was substantially less than the fair value of the minority partner’s interest in the partnership. The carrying value of the related non-controlling interest was $14.0 million. The company recorded the difference between the carrying value of the related non-controlling interest, and the redemption value paid, as a component of shareholders’ equity.

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

Critical Accounting Estimates

Our discussion of our operating and financial review and prospects is based on our consolidated financial statements, prepared in accordance with U.S. GAAP and contained within this report. Certain amounts included in, or affecting, our consolidated financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent obligations are necessarily affected by these estimates. In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable and various other recorded and disclosed amounts. Actual results could differ materially from these estimates. We evaluate these estimates on an ongoing basis.

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

Revenue Recognition.  Revenue represents billings on exports to clients, plus net revenue on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the company acts as an agent. The company recognizes revenue in accordance with FASB Codification Topic 605, Revenue Recognition, (ASC 605). Accordingly, revenue and purchased transportation costs for airfreight and ocean freight forwarding services, including commissions earned from the company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers are recognized at the time the freight departs the terminal of origin which is when the client is billed. This method generally results in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

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

Income Taxes.  Our overall effective income tax rate is determined by the geographic composition of our worldwide taxable income, with some of our operations in countries with low effective income tax rates. Consequently our provision for tax expense on an interim basis is based on an estimate of our overall effective tax rate for the related annual period.

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

Deferred income tax assets are offset by valuation allowances so that the assets are recognized only to the extent that it is more likely than not that taxable income will be available against which deductible temporary differences can be utilized. We consider our historical performance, forecasted taxable income and other factors when we determine the sufficiency of our valuation allowances. We believe the estimates and assumptions used to determine future taxable income to be reasonable, although they are inherently uncertain and actual results may differ materially from these estimates.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts based on a variety of factors and estimates. These factors include historical client trends, current receivables aging, general and specific economic conditions and local market conditions. We review the allowance for doubtful accounts on a monthly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. We do not have any off-balance-

sheet credit exposure related to our clients. We believe our estimate for doubtful accounts is based on reasonable assumptions and estimates, although they are inherently uncertain and actual results may differ materially from these estimates.

Business Combinations.  The total cost of our acquisitions is allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of acquisition. The terms of our acquisitions often include contingent consideration or earn-out arrangements based upon the performance of the acquired business, subsequent to acquisition. Accordingly, we may be required to make a determination as to what portion of the contingent consideration represents a cost of the acquisition and what portion, if any, represents a compensatory arrangement, based upon the terms of the arrangement. The determination of the compensatory element, if any, requires judgment and impacts the amount of compensation expense recorded as Staff Costs. In accordance with FASB Codification Topic 805, Business Combinations, liabilities for contingent earn-out payments are initially recognized at their estimated fair values at the date of acquisition and subsequent changes in fair value of the liability are recognized in earnings.

Goodwill and Other Intangible Assets.  Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net assets at the date of acquisition. Other intangible assets with finite lives are being amortized using the straight-line method over their estimated lives. Goodwill is generally comprised of expected operational synergies from continuing operations of the acquired companies.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2011, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. The fair values of the assets within each of the company’s reporting units exceeded the carrying values by greater than five percent. However, if the projected operational results are not achieved, there is the potential for impairment of the goodwill value in fiscal 2012 or in future years. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions.

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

During the fourth quarter ended January 31, 2010, the company recorded a non-cash charge of $1.6 million, for the impairment of goodwill in the company’s Contract Logistics and Distribution Segment in accordance with ASC 250, Accounting for Changes and Error Corrections and the correction of an error. Prior period amounts have not been restated due to immateriality. There was no tax benefit as the result of this charge. This charge was recorded as the result of a correction of the impairment of goodwill in the company’s Contract Logistics and Distribution segment during the fourth quarter ended January 31, 2009. The additional impairment charge was recorded in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

Impairment of Long-Lived Assets.  If facts and circumstances indicate that the carrying amount of identifiable amortizable intangibles and property, plant and equipment may be impaired, we would perform an evaluation of recoverability in accordance with ASC 360, Property, Plant and Equipment. If an evaluation were required, we would compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required. If a reduction is required, the carrying amount of an impaired asset would be reduced to fair value. During the fourth quarter ended January 31, 2009, the company performed an evaluation of recoverability of its long-lived assets and recorded non-cash charges of $7.3 million and $3.7 million for customer lists and a trademark, respectively, in the company’s Contract Logistics and Distribution Segment. These charges were before a related combined deferred tax benefit of $3.9 million. No evaluation was required in fiscal 2010.

Share-Based Compensation.  The company recognizes compensation expense for all share-based payments in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, the company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. For further information regarding share-based compensation, see Note 14, “Share-Based Compensation.”

Contingencies.  We are subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the company is self-insured in relation to freight related exposures or employee benefits, adequate liabilities are estimated and recorded for the portion for which we are self-insured. When estimates of our exposure from claims or pending or threatened litigation matters meet the recognition criteria of FASB Codification Topic 450, Contingencies, (ASC 450), amounts are recorded as charges to earnings. The ultimate resolution of any exposure to us may change as further facts and circumstances become known. For further information regarding legal proceedings, see Note 17, “Contingencies.”

Call and Put Options.  In connection with certain of the company’s acquisitions and formations of certain partnerships, the company has acquired or has issued various options for either the company or its minority partners to put or call shares in the partnerships. We record assets and liabilities associated with these instruments based on the differences between the estimated strike price and the estimated fair value of the instruments, based on when the call and put options are expected to become exercisable.

Recent Accounting Pronouncements

Adoption of New Accounting Standards.  In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09 (ASU 2010-09) to Codification Topic 855, Subsequent Events. This update requires that all SEC filers must evaluate subsequent events through the date the financial statements are issued. However, it no longer requires filers to disclose either the issuance date or the revised issuance date. The amended Codification Topic 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The company has evaluated subsequent events for appropriate accounting and disclosure in accordance with ASU 2010-09.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The company is currently evaluating the impact the adoption of the update may have on its consolidated statements of operations and financial position.

In June 2009, the FASB issued ASU 2009-17 to Codification Topic 810, Consolidation. This update amends previous guidance to require the company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. The update is effective for annual periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The company’s implementation of this standard on February 1, 2010 did not have a significant impact on its consolidated statements of operations and financial position.

Standards Issued But Not Yet Effective.  Other new pronouncements issued but not effective until after January 31, 2011 are not expected to have a material impact on the company’s consolidated financial statements.

Proposed Amendments to Current Accounting Standards.  Updates to existing accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date, are being evaluated by the company to determine whether adoption will have a material impact on the company’s consolidated financial statements.

Reclassifications

In the consolidated statements of cash flows, the company has presented gross borrowings on certain lines of credit with original repayment terms greater than three months, separate from the repayments on those lines of credit for the years ended January 31, 2011, 2010 and 2009. The presentation of these lines of credit was previously reflected for fiscal 2009 and 2010 on a net basis. Further, in the consolidated statements of cash flows, the company has presented the purchases of software and other intangible assets as a separate line item within cash flow from investing activities for the years ended January 31, 2011, 2010 and 2009. Historically, for fiscal years 2009 and 2010 these amounts were included within the purchases of property, plant and equipment line item within investing activities. These changes did not impact cash flows from operating activities, investing activities or any other financial statement information.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity.  Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2011, the notional value of all of our open forward foreign exchange contracts was $17.6 million related to transactions denominated in various currencies, but predominantly in U.S. dollars, Euros and British pounds sterling. These contracts are generally entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.

The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in U.S. dollar equivalents at January 31, 2011 and 2010. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

Non-functional currency exposure in U.S. dollar equivalents was as follows (in thousands):

				Foreign Exchange
				Gain/(loss)
			Net	if Functional Currency
			Exposure	Appreciates	Depreciates
	Assets	Liabilities	Long/(short)	by 10%	by 10%

At January 31, 2011:
U.S. dollars	$101,367	$76,799	$24,568	$2,457	$(2,457)
Euros	17,294	29,740	(12,446)	(1,245)	1,245
British pounds sterling	2,321	2,790	(469)	(47)	47
Hong Kong dollars	904	1,498	(594)	(59)	59
Other	14,577	11,351	3,228	323	(323)

Total	$136,463	$122,178	$14,287	$1,429	$(1,429)

At January 31, 2010:
U.S. dollars	$96,722	$39,230	$57,491	$5,749	$(5,749)
Euros	6,541	15,267	(8,725)	(873)	873
British pounds sterling	3,087	3,477	(390)	(39)	39
Hong Kong dollars	517	1,441	(924)	(92)	92
Other	2,402	7,459	(5,057)	(506)	506

Total	$109,269	$66,874	$42,395	$4,239	$(4,239)

Qualitative Information about Market Risk

Foreign Exchange Risk.  The nature of our operations necessitates dealing in many foreign currencies. Our results are subject to fluctuations due to changes in exchange rates. We attempt to limit our exposure to changing foreign exchange rates through both operational and financial market actions. We provide services to clients in locations throughout the world and, as a result, operate with many currencies including the key currencies of North America, Latin America, Africa, Asia Pacific and EMENA.

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

Many of our operations operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized gains of $12.7 million in fiscal 2011. The company has historically not attempted to hedge this equity risk.

Interest Rate Risk.  As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We have short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of bank lines of credit used to finance working capital requirements. Generally, our short-term debt is at variable interest rates, while our long-term debt is at fixed interest rates. As of January 31, 2011 and 2010, the fair value of the company’s 6.31% senior unsecured guaranteed notes was $34.0 million and $99.6 million, respectively, compared to book value of $33.3 million and $100.0 million for fiscal 2011 and 2010, respectively. As discussed further at Note 10, “Borrowings” on July 9, 2009, the company issued $55.0 million of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of January 31, 2011 and 2010, the fair value of these notes was $60.7 million and $55.1 million, respectively, compared to a book value of $55.0 million for each of these periods. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and was not considered material at either year-end. We believe a 1% change in interest rates would not have a material impact on our future investment earnings due to the short-term nature of our investments.

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

Management’s Evaluation of Disclosure Controls and Procedures

“Disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of January 31, 2011. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of January 31, 2011.

Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related Report of Independent Registered Public Accounting Firm are included herewith on pages F-2 and F-3 respectively, and are incorporated herein by reference.

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

On March 25, 2011, we amended Section 5(b) of Mr. Kirchner’s Amended and Restated Employment Agreement to conform the section to the language contained in our standard form of employment agreement for our executive officers. The letter agreement containing this amendment is filed as Exhibit 10.47 to this Annual Report on Form 10-K and is hereby incorporated herein by reference.

William T. Gates, who served as our Executive Vice President; President, Contract Logistics and Distribution, retired from the company effective January 31, 2011. In connection with his previously announced retirement as a full-time employee, we and Mr. Gates entered into a Master Services Agreement dated February 1, 2011 (the “Gates Consulting Agreement”). Pursuant to the Gates Consulting Agreement, Mr. Gates will provide consulting services to us as we from time to time request and the Gates Consulting Agreement has a one year term. We will pay him $1,400 for each day that he provides consulting services to us and his restricted share units shall continue to vest during the term of the agreement. The foregoing description of the Gates Consulting Agreement is qualified in its entirety by the full text of the Gates Consulting Agreement, which has been filed as Exhibit 10.9 to this Annual Report on Form 10-K and which is incorporated herein by reference.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item with respect to directors, the Audit Committee and Section 16(a) compliance is incorporated by reference under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which we refer to as the 2011 Proxy Statement, which will be filed within 120 days of January 31, 2011 pursuant to Regulation 14A.

Information regarding our executive officers is included in Part I, Item 1 of this report appearing under the caption, “Executive Officers and Other Senior Managers of Registrant.”

We have adopted a Code of Conduct and Ethics that applies to our executive officers, including the Chief Executive Officer and the Chief Financial Officer. The full text of the code is published on our website at www.go2uti.com in the “Corporate Governance” section. In the event that we make any amendments to, or grant any waivers of, a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose such amendment or waiver on our website. Information on our website, however, does not form a part of this annual report on Form 10-K.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference under the captions “Information about the Board of Directors and Committees of the Board — Compensation of Directors” and “Compensation of Executive Officers” from our 2011 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with regard to the security ownership of certain beneficial owners and management is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of January 31, 2011 regarding the number of our ordinary shares that may be issued pursuant to our equity compensation plans:

	(a)			(c)
	Number of			Number of Securities
	Securities to be		(b)	Remaining Available
	Issued upon		Weighted-Average	for Future Issuance
	Exercise of		Exercise Price of	under Equity
	Outstanding		Outstanding	Compensation Plans
	Options, Warrants		Options, Warrants,	(Excluding Securities
	and Rights		and Rights	Reflected in Column (a))

Plan category
Equity compensation plans approved by security holders	4,609,758	(1)(2)	$17.32	5,668,469	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	4,609,758		$17.32	5,668,469

(1)	Of these shares, 39,970 are restricted share units granted pursuant to the 2004 Non-Employee Directors Share Incentive Plan. In addition, 2,336,502 are restricted share units granted under our 2009 and 2004 Long-Term Incentive Plans. These awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the passage of time. Under these awards, a portion of the award may vest annually over time or, alternatively, the award will vest in full at the end of the required retention period. Restricted share units granted under the 2004 Non-Employee Directors Share Incentive Plan generally vest and become non-forfeitable on the date immediately preceding the annual meeting of shareholders which follows the grant date of the restricted share units, provided that the director receiving such restricted share units is then serving as a director on such date. Receipt of such shares may be deferred under the terms of the plan.

(2)	Of these shares, 777,351 shares are subject to options pursuant to which the exercise price was above the closing market price of our ordinary shares as of January 31, 2011.

(3)	The restricted share units identified in Footnote 1 are not included in column (c).

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference under the captions “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others” from our 2011 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference under the caption “Independent Registered Public Accountants” in our 2011 Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1. Financial Statements and Financial Statement Schedule

Our consolidated financial statements are attached to this report and begin on page F-1.

2. Exhibits

The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Description

3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10.1		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.2		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.3		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.4		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.6+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.7+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.8+	Letter Agreement between Mr. William Gates and the company, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed April 1, 2009)
10	.9+	Master Services Agreement between Mr. William Gates and the company, dated as of February 1, 2011.
10	.10+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.11+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.12+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.13+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.14+	2000 Employee Share Purchase Plan, as amended
10	.15+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.16+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)

Exhibit		Description

10	.17+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.18+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.21+	UTi Worldwide Inc. Supplemental Benefits Allowance Program (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 11, 2009)
10.22		Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10	.23+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated
10	.24+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10	.25+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.26+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.27+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.28+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.29+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.30+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.31+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.32+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.33+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10	.34+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10	.35+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.36		Amendment to Note Purchase Agreement, dated as of October 11, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.40 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.37		Amendment to Note Purchase Agreement, dated as of December 12, 2007, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K, filed April 14, 2008)

Exhibit		Description

10.38		Note Purchase Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.39		Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and ABN AMRO Bank N.V. (ABN) and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.40		Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.41		Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.42		First Amendment to Letter of Credit Agreement, dated as of January 8, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.44 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.43		Second Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.45 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.44		Third Amendment to Letter of Credit Agreement, dated as of July 23, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 29, 2010)
10.45		First Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and ABN Amro Bank N.V., as Performance-Based LC Issuing Bank and The Royal Bank of Scotland plc, in its capacity as Financial LC Issuing Bank (incorporated by reference to Exhibit 10.46 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.46		First Amendment Agreement to Note Purchase Agreement dated July 9, 2009, dated March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.47+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011.
12.1		Statement regarding computation of ratio of earnings to fixed charges
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: March 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTi Worldwide Inc.

Date: March 30, 2011	By: /s/ Eric W. Kirchner Eric W. Kirchner Chief Executive Officer, Director

Date: March 30, 2011	By: /s/ Lawrence R. Samuels Lawrence R. Samuels Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2011	By: /s/ Roger I. Macfarlane Roger I. MacFarlane Chairman of the Board of Directors, Director

Date: March 30, 2011	By: /s/ Matthys J. Wessels Matthys J. Wessels Director

Date: March 30, 2011	By: /s/ Brian D. Belchers Brian D. Belchers Director

Date: March 30, 2011	By: /s/ C. John Langley, Jr. C. John Langley, Jr. Director

Date: March 30, 2011	By: /s/ Leon J. Level Leon J. Level Director

Date: March 30, 2011	By: /s/ Allan M. Rosenzweig Allan M. Rosenzweig Director

Date: March 30, 2011	By: /s/ Donald w. slager Donald W. Slager Director

UTi WORLDWIDE INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal controls over financial reporting as of January 31, 2011. This report is included herewith under “Report of Independent Registered Public Accounting Firm,” on page F-4.

/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer
March 30, 2011

/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President — Finance, Chief Financial Officer
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.
Long Beach, California

We have audited the internal control over financial reporting of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended January 31, 2011, of the Company and our report dated March 30, 2011 expressed an unqualified opinion on those financial statements and the financial statement schedules.

/s/  Deloitte & Touche LLP

Los Angeles, California
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.
Long Beach, California

We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2011. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Los Angeles, California
March 30, 2011

UTi WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended January 31, 2011, 2010 and 2009

	Year Ended January 31,
	2011	2010	2009
	(In thousands, except share and
	per share amounts)

Revenues	$4,549,773	$3,567,522	$4,543,717

Purchased transportation costs	2,994,302	2,206,521	2,997,377
Staff costs	849,995	753,149	844,255
Depreciation	46,008	43,994	41,753
Amortization of intangible assets	14,718	11,126	12,971
Restructuring charges	—	1,231	8,903
Goodwill impairment	—	1,562	98,932
Intangible assets impairment	—	—	11,009
Other operating expenses	522,034	466,435	505,223

Operating income	122,716	83,504	23,294
Interest income	14,448	10,221	13,316
Interest expense	(30,557)	(22,942)	(30,559)
Other income/(expense), net	1,245	(855)	1,437

Pretax income	107,852	69,928	7,488
Provision for income taxes	33,229	24,428	17,512

Income/(loss) from continuing operations, net of tax	74,623	45,500	(10,024)
Discontinued operations:
Operating income, net of tax	—	—	100
Gain on sale, net of tax	—	—	7,404

Net income/(loss)	74,623	45,500	(2,520)
Net income attributable to noncontrolling interests	4,720	4,386	2,117

Net income/(loss) attributable to UTi Worldwide Inc.	$69,903	$41,114	$(4,637)

Basic earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.70	$0.41	$(0.12)
Discontinued operations	—	—	0.08

	$0.70	$0.41	$(0.04)

Diluted earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.68	$0.41	$(0.12)
Discontinued operations	—	—	0.08

	$0.68	$0.41	$(0.04)

Number of weighted-average common shares outstanding used for per share calculations:
Basic shares	100,577,194	99,878,211	99,406,664
Diluted shares	102,222,037	101,458,179	99,406,664

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED BALANCE SHEETS
As of January 31, 2011 and 2010

	January 31,
	2011	2010
	(In thousands, except
	share amounts)

ASSETS
Cash and cash equivalents	$326,795	$350,784
Trade receivables (net of allowance for doubtful accounts of $13,676 and $13,686 as of January 31, 2011 and 2010, respectively)	879,842	727,413
Deferred income taxes	20,400	16,917
Other current assets	131,295	111,575

Total current assets	1,358,332	1,206,689
Property, plant and equipment, net	175,700	180,422
Goodwill	423,974	415,591
Other intangible assets, net	91,604	71,882
Investments	1,102	1,717
Deferred income taxes	29,526	31,815
Other non-current assets	32,467	29,430

Total assets	$2,112,705	$1,937,546

LIABILITIES & EQUITY
Bank lines of credit	$170,732	$100,653
Short-term borrowings	7,238	8,032
Current portion of long-term borrowings	34,232	69,934
Current portion of capital lease obligations	16,232	16,832
Trade payables and other accrued liabilities	822,887	732,018
Income taxes payable	8,521	1,929
Deferred income taxes	3,881	3,503

Total current liabilities	1,063,723	932,901
Long-term borrowings, excluding current portion	61,230	99,097
Capital lease obligations, excluding current portion	19,158	23,892
Deferred income taxes	30,487	32,874
Other non-current liabilities	37,943	34,500
Commitments and contingencies
UTi Worldwide Inc. shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A — authorized 50,000,000; none issued	—	—
Class B — authorized 50,000,000; none issued	—	—
Common stock — authorized 500,000,000 ordinary shares of no par value; issued and outstanding 101,972,483 and 100,900,556 shares as of January 31, 2011 and 2010, respectively	484,884	464,731
Retained earnings	437,307	373,548
Accumulated other comprehensive loss	(35,116)	(46,904)

Total UTi Worldwide Inc. shareholders’ equity	887,075	791,375
Noncontrolling interests	13,089	22,907

Total equity	900,164	814,282

Total liabilities and equity	$2,112,705	$1,937,546

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
For the years ended January 31, 2011, 2010 and 2009

	UTi Worldwide Inc. Shareholders’ Equity
				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
	Shares	Amount	Earnings	Loss	Interests	Total
	(In thousands, except share data)

Balance at January 31, 2008	99,414,963	$435,355	$349,237	$(10,392)	$21,289	$795,489
Comprehensive loss:
Net (loss)/income	—	—	(4,637)	—	2,117	(2,520)
Changes in unamortized benefit plan costs (net of tax of $2,305)	—	—	—	(3,355)	—	(3,355)
Foreign currency translation adjustment	—	—	—	(98,521)	(5,740)	(104,261)

Total comprehensive loss						(110,136)

Shares issued	109,501	1,093	—	—	—	1,093
Stock options exercised	377,443	3,617	—	—	—	3,617
Share-based compensation costs	—	10,024	—	—	—	10,024
Excess tax benefits from share-based compensation	—	464	—	—	—	464
Dividends	—	—	(6,139)	—	—	(6,139)
Distribution to noncontrolling interests and other	—	—	—	—	(1,442)	(1,442)

Balance at January 31, 2009	99,901,907	$450,553	$338,461	$(112,268)	$16,224	$692,970
Comprehensive income:
Net income	—	—	41,114	—	4,386	45,500
Changes in unamortized benefit plan costs (net of tax of $1,558)	—	—	—	1,115	—	1,115
Foreign currency translation adjustment	—	—	—	64,249	4,317	68,566

Total comprehensive income						115,181

Shares issued	394,295	975	—	—	—	975
Stock options exercised	604,354	3,195	—	—	—	3,195
Share-based compensation costs	—	8,274	—	—	—	8,274
Excess tax benefits from share-based compensation	—	1,734	—	—	—	1,734
Dividends	—	—	(6,027)	—	—	(6,027)
Distribution to noncontrolling interests and other	—	—	—	—	(2,020)	(2,020)

Balance at January 31, 2010	100,900,556	$464,731	$373,548	$(46,904)	$22,907	$814,282

Comprehensive income:
Net income	—	—	69,903	—	4,720	74,623
Changes in unamortized benefit plan costs (net of tax of $240)	—	—	—	(926)	—	(926)
Foreign currency translation adjustment	—	—	—	12,714	1,166	13,880

Total comprehensive income						87,577

Shares issued	459,068	712	—	—	—	712
Stock options exercised	612,859	4,742	—	—	—	4,742
Share-based compensation costs	—	8,746	—	—	—	8,746
Excess tax benefits from share-based compensation	—	291	—	—	—	291
Dividends	—	—	(6,144)	—	—	(6,144)
Acquisition of non-controlling interests	—	5,662	—	—	(13,985)	(8,323)
Distribution to noncontrolling interests and other	—	—	—	—	(1,719)	(1,719)

Balance at January 31, 2011	101,972,483	$484,884	$437,307	$(35,116)	$13,089	$900,164

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended January 31, 2011, 2010 and 2009

	Year Ended January 31,
	2011	2010	2009
	(In thousands)

OPERATING ACTIVITIES:
Net income/(loss)	$74,623	$45,500	$(2,520)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation costs, net	8,746	8,274	10,024
Depreciation	46,008	43,994	41,979
Amortization of intangible assets	14,718	11,126	12,971
Amortization of debt issuance costs	3,088	1,537	—
Restructuring charges	—	—	2,867
Goodwill and intangible assets impairment	—	1,562	109,941
Deferred income taxes	(1,804)	6,128	(16,081)
Uncertain tax positions	(3,699)	629	(1,761)
Gain on sales of subsidiaries and subsidiary shares	—	—	(7,404)
Excess tax benefits from share-based compensation	(291)	(1,734)	(464)
Loss/(gain) on disposal of property, plant and equipment	338	(5,915)	(1,393)
Provision for doubtful accounts	4,361	3,507	8,625
Other	(988)	1,964	1,685
Changes in operating assets and liabilities, net of acquisitions (Increase)/decrease in trade receivables	(135,076)	4,034	70,662
Increase in other current assets	(21,664)	(9,441)	(12,055)
Increase/(decrease) in trade payables	72,185	24,589	(64,074)
Increase/(decrease) in accrued liabilities and other	12,340	(15,780)	(2,546)

Net cash provided by operating activities	72,885	119,974	150,456
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding software	(39,228)	(23,551)	(42,681)
Proceeds from disposal of property, plant and equipment	2,480	13,649	4,519
Purchases of software and other intangible assets	(19,645)	(5,438)	(3,741)
Proceeds from sale of subsidiary, net	—	—	8,707
(Increase)/decrease in other non-current assets	(1,811)	1,383	2,937
Acquisitions and related payments	(3,449)	(9,248)	(30,870)
Other	(570)	(1,417)	(1,009)

Net cash used in investing activities	(62,223)	(24,622)	(62,138)
FINANCING ACTIVITIES:
Borrowings from bank lines of credit	128,920	20,937	136,186
Repayments of bank lines of credit	(29,988)	(36,689)	(144,126)
Net (repayments)/borrowings under revolving lines of credit	(33,817)	20,327	(17,063)
Net (decrease)/increase in short-term borrowings	(9,901)	831	1,777
Proceeds from issuance of long-term borrowings	84	56,498	5,667
Repayment of long-term borrowings	(68,169)	(70,465)	(34,143)
Debt issuance costs	—	(6,528)	—
Repayment of capital lease obligations	(19,202)	(22,754)	(23,388)
Contingent consideration paid	(3,734)	—	—
Acquisition of non-controlling interests	(8,323)	—	—
Dividends paid to non-controlling interests	(1,719)	(2,020)	(567)
Net proceeds from the issuance of ordinary shares	5,456	4,170	4,709
Excess tax benefits from share-based compensation	291	1,734	464
Dividends paid	(6,144)	(6,027)	(6,139)

Net cash used in financing activities	(46,246)	(39,986)	(76,623)
Effect of foreign exchange rate changes on cash and cash equivalents	11,595	38,549	(43,967)

Net (decrease)/increase in cash and cash equivalents	(23,989)	93,915	(32,272)
Cash and cash equivalents at beginning of year	350,784	256,869	289,141

Cash and cash equivalents at end of the year	$326,795	$350,784	$256,869

The consolidated statements of cash flows include the activities of discontinued operations.

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended January 31, 2011, 2010 and 2009

1.	Summary of Significant Accounting Policies

Basis of Presentation.  UTi Worldwide Inc. (the Company, we, us, our or UTi), is an international, non-asset-based supply chain services and solutions company that provides air and ocean freight forwarding, contract logistics, customs clearance, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company’s fiscal year end is January 31. The Company serves its clients through a worldwide network of freight forwarding offices in over 142 countries, including independent agents, and over 189 contract logistics and distribution centers under management.

The accompanying consolidated financial statements include the accounts of UTi and all subsidiaries controlled by the Company (generally more than 50% ownership). Control is achieved where the Company has the power to govern the financial and operating policies of a subsidiary company so as to obtain benefits from its activities. The results of subsidiaries acquired during the year are included in the consolidated financial statements from the effective dates of acquisition. All intercompany transactions and balances have been eliminated upon consolidation. All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.

Use of Estimates.  The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of fixed assets and definite lived intangible assets, certain revenue estimations, allowances for doubtful accounts, the valuation of call and put options and certain derivatives, the valuation of deferred tax assets, the initial and recurring valuation of certain assets acquired and liabilities assumed through business combinations (including goodwill and indefinite lived intangible assets, and contingent earn-out payments), investments, certain self insurance liabilities and share-based compensation, reserves for employee benefit obligations, income tax uncertainties and other contingencies. Actual results could differ from those estimates.

Foreign Currency Translation.  Local currencies are generally considered the functional currencies of our subsidiaries located outside of the United States of America. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses on translation, net of taxes, are recorded as a separate component of shareholders’ equity under accumulated other comprehensive income or loss. Transactions in foreign currencies during the year are re-measured at rates of exchange ruling on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the consolidated statements of operations and included in purchased transportation costs. These amounts in purchased transportation costs were gains of $2,454, $4,721, and $14,639 for the years ended January 31, 2011, 2010 and 2009, respectively. Exchange differences arising on the translation of permanently invested long-term loans to subsidiary companies are recorded as a separate component of shareholders’ equity under accumulated other comprehensive income or loss. Exchange differences arising on the translation of long-term loans to subsidiary companies that are not permanent in nature are recorded as other (expense)/income, net in the consolidated statements of operations. These amounts were foreign exchange gains of $1,768, $226 and $1,437 for the years ended January 31, 2011, 2010 and 2009, respectively.

Revenue Recognition.  Freight forwarding revenue represents billings on exports to clients, plus net revenue (the term used by us to describe revenue less purchased transportation costs) on imports, net of any billings for value added taxes, custom duties and freight insurance premiums whereby the Company acts as an agent. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB Codification or ASC) Topic 605, Revenue Recognition, (ASC 605). Accordingly, revenue and purchased transportation costs for airfreight and ocean freight forwarding services, including commissions earned from the Company’s services as an authorized agent for airline and ocean carriers and third-party freight insurers,

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

are recognized at the time the freight departs the terminal of origin which is when the client is billed. This method generally results in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

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

Income Taxes.  Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Provisions for income taxes include amounts that are currently payable, plus changes in deferred income tax assets and liabilities. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance so that the assets are recognized only to the extent that when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

The Company records a provision for estimated additional tax, penalities and interest that may result from tax authorities disputing uncertain tax positions taken at the largest amount that is greater than 50% likely of being realized. For further information, see Note 4, “Uncertain Tax Positions”.

No provision is made for additional taxes, which would arise if the retained earnings of subsidiaries were distributed, on the basis that it is not anticipated that such distribution will be made that it is indefinitely invested.

Segment Reporting.  The factors for determining the reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. The Company’s reportable business segments are (i) Freight Forwarding and (ii) Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Included in Corporate are certain administration and support functions, eliminations and various holding company activities within the group structure.

Share-Based Compensation.  The Company recognizes compensation expense for all share-based payments in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

Cash and Cash Equivalents.  Cash and cash equivalents include currency on hand as well as demand deposits with banks or financial institutions. It also includes other kinds of accounts that have the general characteristics of demand deposits in that the Company may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty. Cash equivalents, excluding items classified as marketable

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

securities, include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. Investments with original maturities of three months or less qualify under that definition. Original maturity means original maturity to the entity holding the investment.

Concentration of Risks.  The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $299,441 of these deposits were not insured by the Federal Deposit Insurance Corporation or similar entities outside of the United States (U.S.) as of January 31, 2011.

Trade Receivables.  In addition to billings related to transportation costs, trade receivables include disbursements made on behalf of clients for value added taxes, customs duties, other amounts remitted to governmental authorities on behalf of clients, and freight insurance. The billings to clients for these disbursements are not recorded as revenue and purchased transportation costs in the consolidated statements of operations. Management establishes reserves based on the expected ultimate collectability of these receivables.

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, general and specific economic conditions, and local market conditions. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged against the allowance for doubtful accounts to the Company’s consolidated statements of operations were $4,361, $3,507, and $8,625 for the years ended January 31, 2011, 2010 and 2009, respectively. The Company does not have any off-balance-sheet credit exposure related to its clients.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

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

Long-Lived Assets.  Long-lived assets, such as property, plant, and equipment, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset, in accordance with FASB Codification Topic 360, Property, Plant and Equipment (ASC 360). If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the aggregate purchase price over the fair market value of the net assets acquired in a purchase business combination. Intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives. Goodwill is generally comprised of expected operational synergies from continuing the operations of the acquired companies.

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

The Company capitalizes certain internally-developed software costs in accordance with FASB Codification Topic 350-40, Intangibles — Goodwill and Other — Internal Use Software. Amortization is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

Investments.  Investments in affiliated companies are accounted for using the equity method, where the Company has the ability to exercise significant influence over the operating and financial policies (generally an investment of 20 — 50%) of the companies’ voting interests. Consolidated net income or loss includes the Company’s proportionate share of the net income or net loss of these companies.

Call and Put Options.  In connection with the Company’s merger and acquisition activities in Israel during fiscal 2008, options were granted providing the Company with the right to call the minority partner’s shares of the resulting subsidiary under certain circumstances, and also providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under certain circumstances, to call the minority partner’s shares. The Company records assets and liabilities which represent the difference between the estimated strike price and the estimated fair value of the attributable subsidiary equity, if the call options become exercisable. The amounts included in other non-current assets were $388 and $476 and the amounts included in other non-current liabilities were $649 and $811 at January 31, 2011 and 2010, respectively.

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

Employee Benefit Plans.  Contributions to defined contribution plans are expensed as incurred. For defined benefit pension plans, the Company adjusts prepaid benefit costs or retirement fund obligations to the difference between the projected benefit obligations and the plan assets at fair value on a plan-by-plan basis. The offset to the adjustments are recorded directly in shareholders’ equity, net of taxes, to the extent that those changes are not

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

included in net periodic pension cost for the period. The amounts in shareholders’ equity represent the after-tax unamortized gains or losses and unamortized prior service cost or credit.

Fair Value Measurements.  In August 2009, an update was made to Fair Value Measurements and Disclosures — “Measuring Liabilities at Fair Value.” This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures. Effective upon issuance, the Company has adopted this guidance with no material impact to the Company’s consolidated financial statements.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, short-term bank borrowings, trade payables and other accrued liabilities, long-term bank borrowings, call and put options, and forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and the call and put options, the carrying value of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As of January 31, 2011 and 2010, the fair value of the Company’s 6.31% senior unsecured guaranteed notes was $33,971 and $99,569, respectively, compared to book value of $33,335 and $100,000 for fiscal 2011 and 2010, respectively. As discussed further at Note 10, “Borrowings” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of January 31, 2011 and 2010, the fair value of these notes was $60,721 and $55,053, respectively, compared to a book value of $55,000 for each of these periods. The call and put options are recorded at their estimated fair value. For further information, see Note 1, “Call and Put Options.”

Interest-bearing bank loans and bank lines of credit are recorded at the proceeds received. Interest expense, including premiums payable on settlement or redemption, is accounted for on an accrual basis. Equity instruments are recorded at the proceeds received.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis, including property, plant, and equipment, goodwill, and intangibles assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. A general description of the valuation methodologies used for assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy is included in each footnote with fair value measurement present.

Gain on Sale of Subsidiary Stock.  The Company accounts for sales of stock by a subsidiary under FASB Codification Topic 810, Consolidation (ASC 810), which requires any gain or loss associated with the sale of such stock to equity. Prior to the adoption of ASC 810, Consolidation, the Company recorded the difference between the carrying amount of the Company’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary as either a gain or loss in the consolidated statements of operations. Such gains or losses are reflected in other income, net for fiscal year 2009.

Risk Management.  The Company’s credit risk is primarily attributable to its trade receivables. The amounts presented in the accompanying consolidated balance sheets are net of allowances for doubtful accounts, estimated by the Company’s management based on prior experience and the current economic environment. The Company has no significant concentration of credit risk, with exposure spread over a large number of clients.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

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

Contingencies.  The Company is subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. The Company accrues a liability and charges operations for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated, in accordance with the recognition criteria of FASB Codification Topic 450, Contingencies (ASC 450). Estimating liabilities and costs associated with these matters requires significant judgment and assessment based upon the professional knowledge and experience of management and its legal counsel.

Where the Company is self-insured in relation to freight-related and employee benefit-related exposures, adequate liabilities are estimated and recorded, in accordance with ASC 450, Contingencies, for the portion for which the Company is self-insured. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

Recent Accounting Pronouncements.

Adoption of New Accounting Standards.  In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09 (ASU 2010-09) to Codification Topic 855, Subsequent Events. This update requires that all SEC filers must evaluate subsequent events through the date the financial statements are issued. However, it no longer requires filers to disclose either the issuance date or the revised issuance date. The amended Codification Topic 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events for appropriate accounting and disclosure in accordance with ASU 2010-09.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The company is currently evaluating the impact the adoption of the update may have on its consolidated statements of operations and financial position.

In June 2009, the FASB issued ASU 2009-17 to Codification Topic 810, Consolidation. This update amends previous guidance to require the Company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. The update is effective for annual periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company’s implementation of this standard on February 1, 2010 did not have a significant impact on its consolidated statements of operations and financial position.

Standards Issued But Not Yet Effective.  Other new pronouncements issued but not effective until after January 31, 2011 are not expected to have a material impact on the Company’s consolidated financial statements.

Proposed Amendments to Current Accounting Standards.  Updates to existing accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by FASB or other standards

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

setting bodies that do not require adoption until a future date, are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

Cash Flow Presentation.  In the consolidated statements of cash flows, the Company has presented gross borrowings on certain lines of credit with original repayment terms greater than three months, separate from the repayments on those lines of credit for the years ended January 31, 2011, 2010 and 2009. The presentation of these lines of credit was previously reflected for fiscal 2009 and 2010 on a net basis. Further, in the consolidated statements of cash flows, the Company has presented the purchases of software and other intangible assets as a separate line item within cash flow from investing activities for the years ended January 31, 2011, 2010 and 2009. Historically, for fiscal years 2009 and 2010 these amounts were included within the purchases of property, plant and equipment line item within investing activities. These changes did not impact cash flows from operating activities, investing activities or any other financial statement information.

2.	Acquisitions

All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.

For the year ended January 31, 2011.  Effective May 25, 2010, the Company acquired the remaining outstanding shares of UTI Inventory Management Solutions (IMS) Limited, formerly EMAsu2, Ltd. (EMA Ireland), of which the Company already held a financial interest that was acquired through previous acquisitions. The purchase price for the previously unheld shares totaled $648, which includes contingent consideration estimated to be $300 based on projected net revenue from a specific customer for the four years ending January 31, 2014. The purchase price exceeded the estimated fair value of the net assets acquired and non-controlling interest adjusted, and accordingly, $384 was allocated to goodwill, all of which is included in the Company’s Contract Logistics and Distribution segment. The Company determined that none of the goodwill is deductible for tax purposes. The results of EMA Ireland have been included in the results of operations of the Company since the date of acquisition.

Revenues and net loss attributable to UTi Worldwide Inc. as a result of the acquisitions of EMA Ireland, totaled $6,563 and $392, respectively, for the year ended January 31, 2011. The following supplemental pro forma information summarizes the results of operations of EMA Ireland for the years ended January 31, 2011 and 2010 and Tacisa Transitaria S.L. (Tacisa), a Spanish freight forwarder, for the year ended January 31, 2010 as if the acquisition had occurred at the beginning of the periods presented. The pro forma information gives effect to actual operating results prior to the acquisitions. These pro forma amounts do not purport to be indicative of the results that

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

would have actually been obtained if the acquisitions had occurred at the beginning of the periods presented or that may be obtained in the future.

		Net Income/(loss)
		Attributable to
		UTi Worldwide	Diluted Earnings
	Revenue	Inc.	per Share*

Year ended January 31, 2011:
As reported	$4,549,773	$69,903	$0.68
Acquisitions	4,460	(47)	—

Total	$4,554,233	$69,856	$0.68

Year ended January 31, 2010:
As reported	$3,567,522	$41,114	$0.41
Acquisitions	20,089	346	—

Total	$3,587,611	$41,460	$0.41

*	Diluted pro forma earnings per share were calculated using 102,222,037 and 101,458,179 diluted ordinary shares for the years ended January 31, 2011 and 2010, respectively.

For the year ended January 31, 2010.  Effective December 21, 2009, the Company acquired the remaining outstanding shares of UTI Inventory Management Solutions (IMS) Limited Partnership, formerly Exel MPL-A.V.B.A., LP (EMA Israel), of which the Company already held a controlling financial interest that was acquired through the Company’s acquisition of EMA Israel’s parent company in early fiscal 2010. The Company has been consolidating the financial results of EMA Israel from the time the controlling financial interest was obtained. The purchase price for the previously unheld shares totaled $6,500, which includes contingent consideration estimated to be $300 based on projected net revenue from a specific customer for the four years ending January 31, 2014. The estimated difference between the fair value of the consideration paid and the non-controlling interest adjusted has been recognized in equity attributable to the Company as the change in ownership interest did not affect the Company’s controlling financial interest in EMA Israel.

Effective February 4, 2009, the Company acquired all of the issued and outstanding shares of Multi Purpose Logistics, Ltd., which we have subsequently renamed UTi M.P.L., Ltd. (MPL), for a purchase price of $1,120, net of cash acquired of $380. MPL is an Israeli company providing logistics services and held a controlling financial interest in EMA Israel at the time of acquisition. As a result of this acquisition, the Company has increased its range of services provided in Israel. Subsequent to the acquisition date, the Company finalized the valuation work on the customer relationships identified and refined its estimates previously recorded, resulting in a total of $2,453 allocated to goodwill, all of which is included in the Company’s Contract Logistics and Distribution segment. The Company determined that none of the goodwill is deductible for tax purposes. The economic life of the customer relationships acquired was estimated to be seven years as of the date of the acquisition.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the Israel acquisitions above and the final purchase price allocations recorded.

Current assets	$15,830
Goodwill	2,453
Acquired intangible assets	5,100
Other non-current assets	1,965

Total assets acquired	25,348
Liabilities assumed	(19,372)
Deferred income taxes	(1,167)
Non-controlling interest	(1,038)

Net assets acquired	$3,771

Effective October 16, 2009, the Company acquired all of the issued and outstanding shares of Tacisa. An employee of one of the Company’s subsidiaries held a majority ownership in Tacisa prior to the Company’s acquisition. The purchase price totaled $5,463, net of cash acquired of $750, and included contingent consideration of $3,734, which was paid in August 2010 based on the fiscal 2010 operating results of Tacisa. The acquisition expanded the Company’s freight forwarding coverage in Spain. Subsequent to the acquisition date, the Company finalized the valuation work on the intangible assets identified and refined its estimates previously recorded, resulting in a total of $3,410 allocated to goodwill, all of which is included in the Company’s Freight Forwarding segment. The Company determined that none of the goodwill is deductible for tax purposes. The economic lives of the intangible assets acquired were consistent with previous acquisitions.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and the final purchase price allocation recorded for the acquisition of Tacisa.

Current assets	$3,237
Goodwill	3,410
Acquired intangible assets	3,107
Other non-current assets	54

Total assets acquired	9,808
Liabilities assumed	(2,515)
Deferred income taxes	(932)

Net assets acquired	$6,361

For the year ended January 31, 2009.  The Company did not complete any material acquisitions during the fiscal year ended January 31, 2009. During the fiscal year ended January 31, 2009, the Company made several earn-out payments relating to previously announced acquisitions totaling $30,870 in cash, all of which were recognized in goodwill.

Other.  We have one potential contingent earn-out payment remaining related to our acquisition of UTi Pharma Slovakia, s.r.o. which is subject to a maximum of $3,000 in the aggregate and is to be calculated based on a multiple of the acquired operation’s earnings for the fiscal year ending January 31, 2012. No payments were made in connection with this acquisition in fiscal 2011.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

3.	Income Taxes

The provision for taxes on income from continuing operations consists of the following:

	Federal	State	Foreign	Total

Year ended January 31, 2011:
Current	$3,286	$657	$38,696	$42,639
Deferred	834	167	(10,411)	(9,410)

	$4,120	$824	$28,285	$33,229

Year ended January 31, 2010:
Current	$(1,797)	$(179)	$29,252	$27,276
Deferred	3,726	565	(7,139)	(2,848)

	$1,929	$386	$22,113	$24,428

Year ended January 31, 2009:
Current	$19,734	$2,457	$8,148	$30,339
Deferred	(13,157)	(1,517)	1,847	(12,827)

	$6,577	$940	$9,995	$17,512

A reconciliation of the Company’s statutory tax rate to the effective tax rate is as follows:

	Year Ended January 31,
	2011	2010	2009

Pre-tax income from continuing operations	$107,852	$69,928	$7,488
Statutory income tax rate for the Company(1)	—	—	—
Foreign income tax differential	26,201	17,750	(10,723)
Goodwill and intangible assets impairment	672	672	24,530
Deferred tax rate change adjustment	(36)	949	153
Non-deductible expenses	2,325	2,418	3,295
Change in valuation allowance	7,412	6,542	(1,242)
Net impact of change in uncertain tax positions	(1,724)	629	(2,040)
Capital property sale differential	—	(2,146)	—
Other	(1,621)	(2,386)	3,539

Provision for income taxes	$33,229	$24,428	$17,512

	Year Ended January 31,
	2011	2010	2009

Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	24.3	25.4	(143.2)
Goodwill and intangible assets impairment	0.6	1.0	327.6
Deferred tax rate change adjustment	—	1.4	2.0
Non-deductible expenses	2.2	3.5	44.0
Change in valuation allowance	6.9	9.4	(16.6)
Net impact of change in uncertain tax positions	(1.6)	0.9	(27.2)
Capital property sale differential	—	(3.1)	—
Other	(1.5)	(3.4)	47.3

Effective income tax rate	30.8%	34.9%	233.9%

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

The Company’s provision for income taxes from discontinued operations was not material for the years ended January 31, 2011, 2010 and 2009, respectively.

Deferred tax benefits recognized in income tax expense resulting from operating loss carryforwards were $1,866, $2,124 and $1,577, for the years ended January 31, 2011, 2010 and 2009, respectively. Deferred tax benefit of approximately $36 and deferred tax expenses of approximately $949 and $893 were attributable to statutory rate change adjustments for the years ended January 31, 2011, 2010 and 2009, respectively.

The deferred income tax assets and deferred income tax liabilities at January 31, 2011 and 2010 resulted from temporary differences associated with the following:

	As of January 31,
	2011	2010

Gross deferred income tax assets:
Allowance for doubtful accounts	$2,497	$1,958
Provisions not currently deductible	19,175	18,184
Property, plant and equipment	1,321	1,517
Net operating loss carryforwards	35,099	29,407
Retirement benefits	2,559	3,392
Goodwill and intangible assets	5,907	5,367
Other	8,103	6,235

Total gross deferred income tax assets	74,661	66,060
Gross deferred income tax liabilities:
Property, plant and equipment	(6,031)	(4,860)
Goodwill and intangible assets	(26,050)	(27,959)
Other	(2,287)	(3,563)

Total gross deferred income tax liabilities	(34,368)	(36,382)
Valuation allowance	(24,735)	(17,323)

Net deferred income tax asset	$15,558	$12,355

The deferred income tax assets and deferred tax liabilities at January 31, 2011 and 2010 is as follows:

	As of January 31,
	2011	2010

Current deferred tax asset	$20,400	$16,917
Non-current deferred tax asset	29,526	31,815
Current deferred tax liability	3,881	3,503
Non-current deferred tax liability	30,487	32,874

The valuation allowance for deferred tax assets as of February 1, 2010 and 2009 was $17,323 and $10,781, respectively. The net change in the total valuation allowance was an increase of $7,412 and $6,542 for the fiscal years ended 2011 and 2010, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence including the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at January 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of January 31, 2011, the Company had approximately $55,166 of net operating loss carryforwards in various countries, which includes amounts obtained through acquisitions. These net operating loss carryforwards expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards. Approximately $50,589 of net operating loss carryforwards in various locations do not expire. Approximately $1,624 of net operating loss carryforwards in Slovakia will expire between 2014 and 2015. The remaining $2,953 of net operating losses, associated with a variety of locations, will expire between 2014 and 2021.

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $169,188 and $124,796 at January 31, 2011 and 2010, respectively.

4.	Uncertain Tax Positions

A reconciliation of the beginning and ending amounts of total unrecognized tax positions and interest recognized in other non-current liabilities is as follows:

	Year Ended		Year Ended		Year Ended
	January 31, 2011		January 31, 2010		January 31, 2009
	Uncertain		Uncertain		Uncertain
	Tax		Tax		Tax
	Position	Interest	Position	Interest	Position	Interest

Balance at beginning of the year	$8,234	$2,088	$7,083	$1,446	$9,944	$1,194
Increase for tax positions taken during the current year	533	—	1,282	—	333	—
Decrease for changes in tax positions taken in a prior period	—	—	—	—	(339)	—
Lapses and settlements	(3,339)	(1,341)	(653)	(191)	(2,034)	(347)
Interest	—	842	—	697	—	696
Foreign currency translation	80	37	522	136	(821)	(97)

Balance at the end of the year	$5,508	$1,626	$8,234	$2,088	$7,083	$1,446

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect the Company’s effective tax rate if recognized was $5,244 and $6,700 as of January 31, 2011 and 2010, respectively. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. However, as a result of the expiration of the statute of limitation in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of January 31, 2011 will decrease by up to $1,684 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

5.	Earnings per Share

Earnings per share are calculated as follows:

	Year Ended January 31,
	2011	2010	2009

Amounts attributable to UTi Worldwide Inc. common shareholders:
Income/(loss) from continuing operations, net of tax	$69,903	$41,114	$(12,141)
Discontinued operations:
Operating income, net of tax	—	—	100
Gain on sale, net of tax	—	—	7,404

Net income/(loss) attributable to UTi Worldwide Inc. common shareholders	$69,903	$41,114	$(4,637)

Weighted average number of ordinary shares	100,577,194	99,878,211	99,406,664
Incremental shares required for diluted earnings per share related to stock options/restricted share units	1,644,843	1,579,968	—

Diluted weighted average number of ordinary shares	102,222,037	101,458,179	99,406,664

Basic earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.70	$0.41	$(0.12)
Discontinued operations	—	—	0.08

	$0.70	$0.41	$(0.04)

Diluted earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders:
Continuing operations	$0.68	$0.41	$(0.12)
Discontinued operations	—	—	0.08

	$0.68	$0.41	$(0.04)

Weighted-average diluted shares outstanding for the years ended January 31, 2011 and 2010 exclude stock options to purchase 2,696,745 and 1,828,663, respectively, shares because such options have an exercise price in excess of the average market price of the Company’s common stock during the year, and were therefore anti-dilutive. For the year ended January 31, 2009, no potential common shares were included in the computation of dilutive earnings/(loss) per share, as the Company had a loss from continuing operations.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

6.	Property, Plant and Equipment

At January 31, 2011 and 2010, property, plant and equipment at cost and accumulated depreciation were:

	January 31,
	2011	2010

Land	$7,846	$7,840
Buildings and leasehold improvements	74,006	65,484
Computer equipment and software	155,776	146,798
Furniture, fixtures and equipment	96,733	86,197
Vehicles	47,923	46,075

Property, plant and equipment, gross	382,284	352,394
Accumulated depreciation	(206,584)	(171,972)

Property, plant and equipment, net	$175,700	$180,422

The components of property, plant and equipment at cost and accumulated depreciation recorded under capital leases were:

	January 31,
	2011	2010

Buildings and leasehold improvements	$4,338	$5,850
Computer equipment and software	21,579	23,772
Furniture, fixtures and equipment	27,918	29,230
Vehicles	17,561	16,032

Property, plant and equipment, gross	71,396	74,884
Accumulated depreciation	(32,232)	(27,253)

Property, plant and equipment, net	$39,164	$47,631

7.	Goodwill and Other Intangible Assets

Goodwill.  The changes in the carrying amount of goodwill by reportable segment for the years ended January 31, 2011 and 2010 are as follows:

		Contract
	Freight	Logistics and
	Forwarding	Distribution	Total

Balance at January 31, 2009	$155,440	$217,410	$372,850
Acquisitions and related payments	2,622	9,125	11,747
Purchase price allocation and other adjustments	780	1,562	2,342
Impairment	—	(1,562)	(1,562)
Foreign currency translation	11,992	18,222	30,214

Balance at January 31, 2010	170,834	244,757	415,591
Acquisitions and related payments	—	1,282	1,282
Purchase price allocation and other adjustments	328	(382)	(54)
Foreign currency translation	3,125	4,030	7,155

Balance at January 31, 2011	$174,287	$249,687	$423,974

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

For the year ended January 31, 2011, other adjustments to goodwill include an immaterial correction to an acquisition completed in fiscal 2006 related to a defined benefit pension plan previously identified as a defined contribution plan. These adjustments resulted in a net increase of $1,206 and $4,292 to the Company’s goodwill and other non-current liabilities balances. The Company assessed the materiality of this error on its consolidated financial statements for the year ended January 31, 2010 and concluded the effect of this error was not material quantitatively or qualitatively to the consolidated financial statements taken as a whole for any of the periods in which the accounts were misstated. The Company also concluded that providing for the correction of the error in fiscal 2011 would not have a material effect on its consolidated statements of operations for the year ended January 31, 2011. Accordingly, the Company recorded a charge to staff costs of $1,387 and an adjustment of $1,190, net of taxes of $244, to accumulated other comprehensive loss for the three months ended January 31, 2011 to correct this error.

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. No impairment was recognized in fiscal 2011 based on the results of the annual goodwill impairment test performed as of July 31, 2010.

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

During the fourth quarter ended January 31, 2010, the Company recorded an impairment charge of $1,562 in the Company’s Contract Logistics and Distribution segment in accordance with FASB Codification Topic 250, Accounting for Changes and Error Corrections (ASC 250) and the correction of an error. Prior period amounts have not been restated due to immateriality. There was no tax benefit as the result of this charge. The additional impairment charge was recorded in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $100,494 at January 31, 2011 and 2010, respectively.

Prior to determining the goodwill impairment charges in fiscal 2009, the Company evaluated acquired intangible assets and other long-lived assets for impairment. Due to the volatility and deterioration of the financial markets and adverse changes in the global business climate, earnings forecasts were revised, and the Company determined the carrying value of the assets within the Contract Logistics and Distribution segment were impaired. The Company recorded impairment charges of $7,300 and $3,709 for customer relationships and a trademark, respectively, in the Company’s Contract Logistics and Distribution segment. These charges were before a related deferred tax benefit of $3,939. No impairment was recognized in fiscal 2011 and 2010 based on the Company’s evaluation of acquired intangible assets and other long-lived assets as of January 31, 2011 and 2010. The fair values of the impaired segments were determined using unobservable inputs (Level 3).

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

Other Intangible Assets.  Amortizable intangible assets as of January 31, 2011 and 2010 relate primarily to the estimated fair value of customer relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets as of January 31, 2011 and 2010 were as follows:

				Weighted
	Gross	Accumulated	Net Carrying	Average Life
	Carrying Value	Amortization	Value	(Years)

As of January 31, 2011:
Customer relationships	$106,530	$(48,330)	$58,200	9.5
Internally-developed software	32,146	(1,404)	30,742	4.6
Non-compete agreements	3,348	(3,119)	229	3.0
Other	5,031	(3,518)	1,513	3.8

Total	$147,055	$(56,371)	$90,684

As of January 31, 2010:
Customer relationships	$105,020	$(36,586)	$68,434	9.6
Non-compete agreements	3,048	(2,797)	251	3.1
Other	4,473	(2,270)	2,203	3.7

Total	$112,541	$(41,653)	$70,888

Amortization expense totaled $14,718, $11,126 and $12,971 for the years ended January 31, 2011, 2010 and 2009, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31:

2012	$18,524
2013	18,405
2014	17,746
2015	14,306
2016	11,985

In addition to the amortizable intangible assets, the Company also had $920 and $994 of intangible assets not subject to amortization as of January 31, 2011 and 2010, respectively, related primarily to acquired trade names. The Company’s accumulated impairment charge related to indefinite-life intangible assets was $3,709 at January 31, 2011 and 2010.

8.	Restructuring and Impairments

Fiscal 2009 Information Technology Cost Reduction Plan.  During the fourth quarter of fiscal 2009, the Company initiated several changes to its global information technology operations and incurred related restructuring charges. For the year ended January 31, 2009, amounts charged for employee severance benefits and other exit costs were $803 and $1,506, respectively.

For the year ended January 31, 2010 amounts charged for employee severance benefits and other exit costs were $887 and $344, respectively. As of January 31, 2010, the Company has completed the information technology restructuring plan. All costs associated with the plan were cash expenditures.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

Employee severance benefits.

Amounts included in the provision for employee severance benefits for the year ended January 31, 2010 are as follows:

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

Other exit costs.  Amounts charged for other exit costs for the years ended January 31, 2010 and 2009 for corporate were $344 and $1,506, respectively. There were no charges for Freight Forwarding and Contract Logistics and Distribution for the years ended January 31, 2010 and 2009, respectively. Other exit costs primarily relate to consulting fees incurred in connection with the implementation of the information technology restructuring plan. These amounts were expensed as incurred.

Fiscal 2008 Cost Reduction Measures.  During the fourth quarter of fiscal 2008, the Company initiated several changes in operations and incurred related restructuring and impairment charges. For the year ended January 31, 2008, the charges included in the provision for asset impairments, employee severance benefits, and other exit costs were $3,485, $2,482, and $2,428, respectively. For the year ended January 31, 2009, charges included for asset impairment, employee severance benefits and other exit costs for the 2008 cost reduction measures were $293, $3,164, and $2,579, respectively. As of January 31, 2009, the Company had completed all activities under this plan.

Asset impairments.  Amounts charged for asset impairments during the year ended January 31, 2009 were $293 for Contract Logistics and Distribution. There were no amounts charged for asset impairments to Freight Forwarding or corporate for the year ended January 31, 2009. Asset impairments primarily related to the cancellation of various long-term initiatives, such as the development of certain industry verticals and information technology costs.

Employee severance benefits.  A summary of employee severance benefits expense as of January 31, 2009 is as follows:

	Liability at	Amounts		Liability at
	January 31,	Charged to	Settlements	January 31,
	2008	Expense	and Other	2009

Freight Forwarding	$843	$2,375	$(3,218)	$—
Contract Logistics and Distribution	997	789	(1,786)	—
Corporate	642	—	(642)	—

Total	$2,482	$3,164	$(5,646)	$—

Employee severance benefits are primarily related to the realignment of corporate and regional functions to reduce overhead costs. As of January 31, 2009, a total of 1,247 employees had been terminated during the year. These staff reductions are primarily the result of exiting the Company’s retail distribution business in the Africa region and its surface distribution operation in the Americas region, as well as streamlining operations and other selected non-core underperforming operations.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

Other exit costs.  Amounts charged for other exit costs for the year ended January 31, 2009 are as follows:

	Liability at	Amounts		Liability at
	January 31,	Charged to	Settlements	January 31,
	2008	Expense	and Other	2009

Freight Forwarding	$158	$6	$(164)	$—
Contract Logistics and Distribution	2,270	2,572	(4,842)	—
Corporate	—	1	(1)	—

Total	$2,428	$2,579	$(5,007)	$—

Other exit costs are primarily related to exiting a contract logistics agreement in the Americas region, as well as certain exit costs related to the exit of the Company’s retail distribution business in the Africa region and the surface distribution operation of the Company’s Integrated Logistics business in the Americas region.

9.	Trade Payables and Other Accrued Liabilities

At January 31, 2011 and 2010, trade payables and other accrued liabilities were comprised of the following:

	January 31,
	2011	2010

Trade payables:
Due to agents	$6,576	$3,920
Other trade payables	627,699	541,137

Trade payables	634,275	545,057
Interest payable	4,692	5,020
Staff cost related accruals	82,561	56,437
Earn-out liabilities	600	8,932
Other payables and accruals	100,759	116,572

Total trade payables and other accrued liabilities	$822,887	$732,018

10.	Borrowings

At January 31, 2011 and 2010, borrowings were comprised of the following:

	January 31,
	2011	2010

Bank lines of credit	$170,732	$100,653
Short-term borrowings	7,238	8,032
Current portion of long-term borrowings	34,232	69,934
Long-term borrowings, excluding current portion	61,230	99,097

Total borrowings	$273,432	$277,716

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

The amounts due under long-term borrowings as of January 31, 2011 are repayable in the following fiscal years:

2012	$34,232
2013	20,883
2014	21,989
2015	18,358
2016	—

Total	$95,462

Borrowings are denominated primarily in U.S. dollars. As of January 31, 2011 and 2010, the weighted average interest rate on the Company’s outstanding debt was 3.6% and 4.1%, respectively. The weighted average interest rate on the bank lines of credit was 2.8% and 2.2% as of January 31, 2011 and 2010, the average borrowings were $207,145 and $73,000 respectively. The weighted average interest rate on the short-term bank borrowings was 5.4% and 5.5% as of January 31, 2011 and 2010, the average borrowings were $8,168 and $9,476 respectively.

Bank Lines of Credit.  The Company utilizes a number of financial institutions to provide it with borrowings, letters of credit, guarantees and working capital facilities. Certain of these credit facilities are used for working capital and for issuing letters of credit to support the working capital and operational needs of various subsidiaries and to support various customs bonds and guarantees and funds for general corporate purposes. In other cases, customs bonds and guarantees are issued directly by various financial institutions. In some cases, the use of these particular borrowings, letter of credit, guarantee, and working capital facilities is restricted to the country in which they originated. These particular borrowings, letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in such country.

The following table presents information about the facility limits, aggregate amounts of borrowings outstanding as well as availability for borrowings under various bank lines and letters of credit and other credit facilities as of January 31, 2011.

			South
			African			Other
	ABN/RBS	Nedbank	Facilities(1)	US Facility(2)	Spain Facility(3)	Facilities(4)	Total

Credit facility limit	$50,000	$61,000	$132,965	$25,000	$25,000	$121,331	$415,296

Facility usage for bank lines of credit	$8,319	$53,904	$57	$18,000	$23,129	$67,323	$170,732
Letters of credit and guarantees outstanding outstanding	40,388	6,401	74,775	—	—	43,820	165,384

Total facility Usage	$48,707	$60,305	$74,832	$18,000	$23,129	$111,143	$336,116

Available, unused capacity outstanding	$1,293	$695	$58,133	$7,000	$1,871	$10,188	$79,180
Available for cash withdrawal	$—	$695	$55,291	$7,000	$1,871	$10,188	$75,045

(1)	Represents one of the Company’s three largest single-country credit facilities. A portion of the availability under these facilities expires in July 2012 and the remainder expires in July 2014.

(2)	Represents one of the Company’s three largest single-country credit facilities. This facility expires in May 2011.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

(3)	Represents one of the Company’s three largest single-country credit facilities. This facility expires in April 2011.

(4)	Includes cash pooling arrangements utilized by a significant number of the Company’s subsidiaries.

A significant number of the Company’s subsidiaries participate in a cash pooling arrangement administered by a European-based bank, which is used to fund individual subsidiaries’ liquidity needs. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates based on a base rate plus or minus a margin as determined by the type of currency deposited or withdrawn from the cash pool. The facility does not permit cash withdrawals in excess of cash deposits on a global basis. At January 31, 2011, cash deposits were equivalent to cash withdrawals. Cash deposits of $4,882 and cash withdrawals of $2,926 are included in cash and cash deposits and in bank lines of credit at January 31, 2011 and 2010, respectively.

ABN/RBS Letter of Credit Agreement.  On July 9, 2009, the Company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the “ABN/RBS Letter of Credit Agreement”). The ABN/RBS Letter of Credit Agreement provides for an aggregate availability of up to $50,000 in letters of credit as of January 31, 2011. The ABN/RBS Letter of Credit Agreement provided for two separate letter of credit facilities, which are referred to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. The ABN Letter of Credit Facility matures on July 9, 2011. The RBS Letter of Credit Facility matured on December 31, 2009 and prior to maturity the Company either obtained the release of the remaining letters of credit issued pursuant to this facility or provided for alternative arrangements for the underlying obligations. The Company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.

Nedbank Letter of Credit Agreement.  On July 9, 2009, the Company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement (the “Nedbank Letter of Credit Agreement”) with Nedbank Limited, acting through its London Branch. On July 23, 2010, UTi Worldwide Inc. (UTi) and certain of its subsidiaries as guarantors (collectively with UTi, the Obligors) entered into an amendment to the Nedbank Letter of Credit Agreement which amendment, among other things increased the aggregate availability under the Nedbank Letter of Credit Agreement by $25,000, from $36,000 to $61,000. In addition, the amendment provided that in no event shall any letter of credit issued after July 23, 2010 under the Nedbank Letter of Credit Agreement have an expiration date later than July 9, 2011 unless otherwise agreed to by Nedbank. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The Company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.

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

South African Facilities Agreement.  On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650,000 South African rand revolving credit facility, which is comprised of a 400,000 South African rand working capital facility and a 250,000 South African rand letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides the Company’s South African operations with a 150,000 South African rand revolving asset-based finance facility, which includes, among other things, a capital lease line. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

collateral under the South African Facilities Agreement. A portion of the availability under the South African Facilities Agreement expires in July 2012 and the remainder expires in July 2014.

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

In addition to the facilities described above, the South African entities have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of January 31, 2011 the value of these contingent liabilities was $43,024.

During the second quarter ended July 31, 2010, the Company entered into a number of new credit facilities with aggregate borrowing credit facility limits of approximately $65,000. Such facilities include those entered into by the Company’s subsidiaries in the U.S. and Spain as well as a borrowing by the parent company, UTi Worldwide, Inc. and generally expire on various dates in calendar 2011 and bear interest at rates determined based on certain benchmark interest rates plus a margin as specified in the underlying agreements. Total borrowings outstanding under such facilities totaled approximately $56,129 at January 31, 2011.

Cash Pooling Arrangements.  A significant number of our subsidiaries participate in a cash pooling arrangement which is used by us to fund liquidity needs of the subsidiaries. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates. The facility does not permit aggregate outstanding withdrawals by our subsidiaries under the arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time, as determined on a global basis. At January 31, 2011, cash deposits exceeded cash withdrawals. Under this arrangement, cash withdrawals of $2,926 are included in bank lines of credit and cash deposits of $4,882 are included in cash and cash equivalents on our balance sheet at January 31, 2011.

In addition to the credit, letter of credit, and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the Company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In some cases, the use of these particular letter of credit, guarantee, and working capital facilities are restricted to the country in which they originated. These particular letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in the country.

Short-term Borrowings.  The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities listed above. The total of such bank borrowings at January 31, 2011, and 2010 was $7,238, and $8,032, respectively. Included in short-term borrowings is a loan from a shipping services company of $4,042 and $4,025 as of January 31, 2011 and 2010, respectively. See Note 18, “Related Party Transactions.”

The maximum and average borrowings against bank lines of credit during fiscal 2011 were $290,840 and $212,562, respectively. The maximum and average borrowings against bank lines of credit during fiscal 2010 were $118,970 and $89,911, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

Long-term Borrowings.  The following table presents information about the aggregate amount of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of January 31, 2011.

	2006 Note	2009 Note
	Purchase	Purchase	Other
	Agreement	Agreement	Borrowings	Total

Current portion of long-term borrowings	$33,335	$—	$897	$34,232
Long-term borrowings, excluding current portion	—	55,000	6,230	61,230

Total	$33,335	$55,000	$7,127	$95,462

2009 Note Purchase Agreement.  On July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes (the “2009 Senior Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The Company is required to repay approximately $9,167, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Senior Notes mature on August 9, 2014. The Company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries. As of January 31, 2011, the principal amount outstanding under the 2009 Senior Notes was $55,000 and is included in long-term bank borrowings in the consolidated balance sheet.

2006 Note Purchase Agreement.  On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (the “2006 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) under a note purchase agreement (the “2006 Note Purchase Agreement”, and together with the 2009 Note Purchase Agreement, the “Note Purchase Agreements”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The 2006 Senior Notes mature on July 13, 2011. The Company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries. As of January 31, 2011 and 2010, the principal amount outstanding under the 2006 Senior Notes was approximately $33,335 and $100,000, respectively, and is included in long-term bank borrowings in the consolidated balance sheets.

The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the Company to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of January 31, 2011.

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
For the years ended January 31, 2011, 2010 and 2009

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

The Company intends to replace, refinance or renew its various credit, letters of credit and guarantee facilities before their applicable maturity dates. The Company is in various stages of discussions with potential lenders with respect to our facilities which come due in July 2011, but no assurances can be given that the Company will be able to replace, refinance or renew such facilities on terms which the Company considers acceptable, or at all. Changes in the credit markets could adversely affect the terms upon which the Company is able to replace, renew or refinance such facilities and obtain their indebtedness or other replacement financing. Our short-term or long-term borrowing costs could increase as a result of any replacement, renewal or refinancing.

11.	Supplemental Financial Information

Other Operating Expenses.  The following table shows a summary of other operating expenses as of January 31, 2011, 2010 and 2009. Other operating expenses are comprised of selling, general and administrative costs.

	Year Ended January 31,
	2011	2010	2009

Advertising costs	$3,196	$2,500	$2,757
Facilities and communication	190,512	173,727	180,334
Other operating expenses	328,326	290,208	322,132

Total other operating expenses	$522,034	$466,435	$505,223

Supplemental Cash Flow Information.  The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Year Ended January 31,
	2011	2010	2009

Net cash paid for:
Interest(*)	$35,408	$23,100	$30,666
Income taxes, net of refunds	36,892	41,296	31,807
Non-cash activities:
Capital lease obligations incurred to acquire assets and other	17,281	20,189	18,617
Liability incurred for acquisition earn-out payment	300	4,224	700

*	Net cash paid for interest is inclusive of capitalized interest of $1,935, $1,379 and $1,558 for the fiscal years ended 2011, 2010 and 2009, respectively and excludes cash paid for debt issuance costs.

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
For the years ended January 31, 2011, 2010 and 2009

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

In connection with the Company’s redemption of a minority partner’s shares in a South African subsidiary, the difference between the redemption value paid of $8,323 and the carrying value of the related non-controlling interest of $13,985 was recorded as a component of shareholders’ equity. For further information, see Note 1, “Call and Put Options”.

12.	Retirement Benefit Plans

Defined Contribution Plans.  In certain countries, the Company sponsors defined contribution plans for all eligible employees. The assets of the plans are held separately from those of the Company in an employee benefit trust. The Company is required to contribute a specified percentage of payroll costs to the plan to fund the benefits, as specified in the respective plan documents. The only obligation of the Company with respect to these plans is to make the required contributions. For the years ended January 31, 2011, 2010 and 2009, the Company’s contributions to these plans were $10,699, $10,866 and $9,389, respectively.

Defined Benefit Plans.  The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age. The Company uses a January 31 measurement date for its defined benefit plans.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

The following table summarizes the changes in benefit obligations and fair value of plan assets, funded status and amounts recognized in the accompanying consolidated balance sheets at January 31, 2011 and 2010:

	Year Ended January 31,
	2011	2010

Change in benefit obligations:
Benefit obligations at beginning of year	$25,658	$24,060
Service cost	5,845	497
Interest cost	1,866	1,620
Plan participants’ contributions	293	294
Plan amendments	—	257
Actuarial loss/(gain)	72	(236)
Business combinations	2,033	—
Benefits paid	(1,694)	(2,898)
Curtailment/termination	—	(2,252)
Translation adjustment	1,117	4,316

Benefit obligations at end of year	$35,190	$25,658

Change in plan assets:
Fair value of plan assets at beginning of year	$19,594	$17,643
Actual return on plan assets	2,299	1,473
Business combination	569	—
Employer contributions	2,981	876
Plan participants’ contributions	293	294
Benefits paid	(1,629)	(2,831)
Realized gain on assets	258	891
Administrative expenses	—	(78)
Curtailment/termination	—	(2,252)
Translation adjustment	764	3,578

Fair value of plan assets at end of year	$25,129	$19,594

Funded status	$(10,061)	$(6,064)

The accumulated benefit obligation for all defined benefit plans was $31,455 and $22,310 at January 31, 2011 and 2010, respectively. The following table represents information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at January 31:

	2011	2010

Project benefit obligation	$25,640	$19,991
Accumulated benefit obligation	23,333	17,853
Fair value of plan assets	15,583	12,732

Weighted-average assumptions used to determine benefit obligations at January 31, 2011, and 2010 were as follows:

	2011	2010

Discount rate	7%	7%
Rate of compensation increase	3%	3%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

Amounts recognized in consolidated accumulated other comprehensive income and loss at January 31, 2011 and 2010 consists of:

	2011	2010

Accumulated other comprehensive loss:
Unrecognized net actuarial loss	$5,058	$4,114
Unrecognized net transition obligation	14	16
Unrecognized prior service costs	120	136

Net amount recognized in accumulated other comprehensive loss	$5,192	$4,266

The remaining balance within accumulated other comprehensive loss of $29,924 and $42,638 at January 31, 2011 and 2010, respectively, are attributable to foreign currency translation adjustments. The changes in consolidated accumulated other comprehensive loss at the beginning and end of the year are as follows:

		Net of
	Gross	Tax Effect

Amounts recognized at beginning of year	$5,825	$4,266
Net actuarial loss	934	814
Amortization of net transition obligation	(2)	(2)
Amortization of prior service costs	(17)	(13)
Translation adjustment	250	127

Amount recognized at end of year	$6,990	$5,192

The Company estimates that $110 will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the year ending January 31, 2012 resulting from changes in plan experience and actuarial assumptions.

The components of net periodic benefit cost as of January 31, 2011 and 2010 were as follows:

	2011	2010	2009

Service cost	$3,477	$497	$538
Interest cost	1,866	1,620	2,183
Expected return on assets	(1,265)	(971)	(1,721)
Amortization of net actuarial loss	215	320	552
Amortization of net transition obligation	2	2	2
Amortization of prior service cost/(benefit)	17	20	(10)

Net periodic benefit cost before costs of curtailment/termination	4,312	1,488	1,544
Curtailment/termination costs	—	217	209

Net periodic benefit cost	$4,312	$1,705	$1,753

Weighted-average assumptions used to determine net periodic benefit cost for the years ended January 31, 2011 and 2010 were as follows:

	2011	2010	2009

Discount rate	7%	7%	7%
Rate of increase in future compensation levels	3%	3%	3%
Expected long-term rate of return on assets	7%	7%	6%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

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

The following table presents information about the Company’s plan assets measured at fair value on a recurring basis at January 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant	Significant	Asset
		Identical Assets	Observable Inputs	Unobservable inputs	Allocation
	Total	(Level 1)	(Level 2)	(Level 3)	Percentages

2011
Asset categories:
Cash and cash equivalents	$3,173	$3,173	$—	$—	13%
Equity securities(a)	1,863	1,863	—	—	7
Fixed income securities:
Guaranteed insurance contracts	6,154	—	6,154	—	24
Corporate bonds(b)	982	—	982	—	4
Government securities(c)	2,593	2,570	23	—	10
Mutual Funds:
Equity securities(d)	4,386	—	4,386	—	17
Fixed-income securities:
Money market fund	1,794	—	1,794	—	7
Corporate(e)	1,803	—	1,803	—	7
Government(f)	1,242	—	1,242	—	5
Mixed securities(g)	38	—	38	—	—
Hedge funds(h)	1,101	—	—	1,101	4

Total	$25,129	$7,606	$16,422	$1,101	100%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant	Significant	Asset
		Identical Assets	Observable Inputs	Unobservable inputs	Allocation
	Total	(Level 1)	(Level 2)	(Level 3)	Percentages

2010
Asset categories:
Cash and cash equivalents	$3,794	$3,794	$—	$—	19%
Equity securities(a)	1,795	1,795	—	—	9
Fixed income securities:
Guaranteed insurance contracts	5,008	—	5,008	—	26
Corporate bonds(b)	526	—	526	—	3
Government securities(c)	566	543	23	—	3
Mutual Funds:
Equity securities(d)	3,714	—	3,714	—	19
Fixed-income securities:
Money market fund	971	—	971	—	5
Corporate(e)	1,219	—	1,219	—	6
Government(f)	1,204	—	1,204	—	6
Mixed securities(g)	32	—	32	—	—
Hedge funds(h)	765	—	—	765	4

Total	$19,594	$6,132	$12,697	$765	100%

(a)	This category comprises of investments in domestic and international equity securities.

(b)	This category comprises of investments in domestic and international bond securities.

(c)	This category comprises of investments in non-U.S. government treasury securities and bonds.

(d)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international equity securities.

(e)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international fixed income securities, such as corporate bonds.

(f)	This category comprises of investments in mutual funds whose underlying investments are in non-U.S. government treasury securities and bonds.

(g)	This category comprises of investments in mutual funds whose underlying investments are in both domestic and international equity and fixed income securities.

(h)	This category comprises of investments in mutual funds whose underlying investments are in South African hedge funds, which invests in a wide range of investment strategies and underlying managers.

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
For the years ended January 31, 2011, 2010 and 2009

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

The following table presents the changes in Level 3 category assets on a recurring basis for the year ended January 31, 2011:

	Fair Value
	Measurements Using
	Significant Unobservable
	Inputs (Level 3)
	2011	2010

Balance at February 1, 2010	$765	$825
Actual return on plan assets	79	159
Purchases, sales and settlements	207	(457)
Translation adjustment	50	238

Balance at January 31, 2011	$1,101	$765

For the year ended January 31, 2011 and 2010, the Company contributed $1,364 and $1,293, respectively, to its defined benefit plans. The Company currently anticipates contributing $1,810 to fund its defined benefit plans during the year ending January 31, 2012.

The following table shows the estimated future benefit payments for each of the next five fiscal years ending January 31 and thereafter:

2012	$1,581
2013	1,016
2014	995
2015	1,446
2016	1,890
2017-2021	9,296

13.	Shareholders’ Equity

During each of the years ended January 31, 2011, 2010 and 2009, the Company’s Board of Directors (the Board) declared a dividend on the Company’s outstanding ordinary shares of $0.06 per share, totaling $6,144, $6,027 and $6,139, respectively.

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
For the years ended January 31, 2011, 2010 and 2009

share units and performance awards. A total of 6,250,000 shares were originally reserved for issuance under the 2009 LTIP, subject to adjustments as provided for in the plan.

In addition to the 2009 LTIP, at January 31, 2011, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).

Since the adoption of the 2009 LTIP, no additional awards may be made pursuant to the 2004 LTIP. In addition, the Company no longer grants awards under the 2000 Stock Option Plan and the Directors Option Plan. Vesting of these awards occurs over different periods, depending on the terms of the individual award, however expenses relating to these awards are all recognized on a straight line basis over the applicable vesting period.

2009 LTIP.  Options granted under the 2009 LTIP generally vest over a period of three to five years beginning on the first anniversary of the grant date, however the term of vesting may differ when it is established at the time of grant. Incentive options generally vest only as long as participants remain employees of the Company. The maximum contractual term of options granted in this plan is 10 years. RSUs vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested RSUs are generally forfeited upon termination of employment. Performance based awards generally vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met. At January 31, 2011 and 2010, there were 5,199,373 and 6,203,768 shares, respectively, available for grant under the plan.

2004 Long-Term Incentive Plan.  The Company’s 2004 LTIP provided for the issuance of a variety of awards, including incentive and non-qualified stock options, SARs, restricted shares, RSUs, deferred share units, and performance based awards.

Options granted under the 2004 LTIP generally vest over a period of three to five years beginning on the first anniversary of the grant date. Incentive options generally vest only as long as participants remain employees of the Company. The maximum contractual term of options granted in this plan is 10 years. RSUs vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested RSUs are generally forfeited upon termination of employment. Performance based awards vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met. At January 31, 2011, 2010 and 2009 there were 1,426,962, 1,174,277 and 1,094,502 options, respectively, which were exercisable.

2000 Stock Option Plan.  The 2000 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to the Company’s directors, executives, employees and consultants. The maximum contractual term of options granted under the plan is 10 years from grant date. At January 31, 2011, 2010, and 2009, there were 570,775, 1,113,564 and 1,731,043 options, respectively, which were exercisable.

2000 Employee Share Purchase Plan.  The 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) the opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. During the year ended January 31, 2011, the Company issued 72,886 ordinary shares under the plan.

Eligible employees become plan participants by completing subscription agreements authorizing payroll deductions which are used to purchase the ordinary shares. The plan is administered in quarterly offering periods. Prior to February 1, 2011, the purchase price under the plan was set at 85% of the fair market value of the Company’s ordinary shares on the first day of each offering period. Commencing February 1, 2011, the purchase price under the plan was set at 100% of the fair market value of the Company’s ordinary shares on the last day of

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

each offering period. Employee payroll deductions cannot exceed 10% of a participant’s current compensation and are subject to an annual maximum of $25.

2004 Non-Employee Directors Share Incentive Plan.  The 2004 Directors Incentive Plan was approved by the shareholders on June 25, 2004, and provides for the issuance of restricted shares, RSUs, elective grants and deferred share units to the Company’s non-employee directors. A total of 600,000 shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. The 2004 Directors Incentive Plan terminates on June 25, 2014.

RSUs vest and convert into the right to receive ordinary shares of the Company on the date immediately preceding the annual meeting which follows the award. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares.

Non-Employee Directors Share Option Plan.  The Directors Option Plan provided for the issuance of options to purchase ordinary shares to each of the Company’s non-employee directors.

Under the Director Option Plan, non-executive directors received an initial grant to purchase 45,000 ordinary shares on the day they joined our Board. The plan also provided that each non-employee director receive options to purchase 9,000 ordinary shares on the date of each of the Company’s annual meetings, excluding the annual meeting in the year the director joined the Board. The option exercise price was equal to the fair market value of the underlying ordinary shares as of the grant date. Options granted under the Directors Option Plan vest in three annual increments, beginning one year from the grant date. The options expire ten years from the grant date unless terminated earlier as provided for in the plan.

As of January 31, 2011, options to acquire an aggregate of 279,000 ordinary shares had been granted, with exercise prices ranging from $5.31 to $11.93 per share. As of January 31, 2011, there were 72,000 options which were exercisable under the plan. As of January 31, 2010 and 2009, there were 81,000 options which were exercisable under the plan.

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

Fair value associated with stock options is determined using the Black-Scholes Model (BSM). The fair value of restricted stock awards equals the market price of the Company’s common stock on the grant date of the awards. As ASC 718 requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation expense has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers voluntary termination behaviors as well as historical trends of awards forfeitures.

The determination of the fair value of option awards is based on the date of grant and is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free rate of return and expected dividends.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

Share-Based Compensation Expense

Valuation Assumptions.  The foregoing impact of stock option compensation costs was determined under the BSM, using the following weighted average assumptions:

	Year Ended January 31,
	2011	2010	2009

Risk free rate of return, annual	3%	3%	4%
Expected term	7.0 years	7.0 years	7.0 years
Expected volatility	43%	44%	40%
Dividend yield	0.5%	0.4%	0.4%

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

Share-Based Compensation Activity.  The following table summarizes activity under the 2009 LTIP for nonvested RSUs:

	2009 LTIP (RSUs)
			Weighted
		Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Share	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term (Years)	Value

Outstanding balance at January 31, 2010	46,232	$13.05

Units granted	1,017,053	17.04
Units vested	(25,667)	13.21
Units cancelled/forfeited	(21,066)	17.14

Outstanding balance at January 31, 2011	1,016,552	$16.95	4.1 years	$22,224

At January 31, 2011 and 2010, there were 1,016,552 and 46,232 RSUs respectively, which were granted to employees and officers of the Company with a weighted average grant-date fair value of approximately $16.95 and $13.05 per unit, respectively. The RSUs generally vest and convert into ordinary shares of the Company over a period of five years. Granted but unvested RSUs are generally forfeited upon termination of employment.

At January 31, 2011 there were 8,408 options which were granted under the 2009 LTIP with a weighted average exercise price of $12.58. At January 31, 2011, the Company expects approximately 823,409 RSUs under the 2009 LTIP to vest. At January 31, 2011, these RSUs have an aggregate intrinsic value of $18,032, a weighted average remaining contractual term of 4.1 years and a weighted average fair value of $16.95.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

A summary of 2004 LTIP option activity is as follows:

	2004 LTIP (Options)
			Weighted
		Weighted	Average
	Shares Subject	Average	Remaining	Aggregate
	to Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding balance at January 31, 2008	1,916,789	$21.07
Options granted	79,390	19.70
Options exercised	(107,198)	16.44
Options cancelled/forfeited	(113,461)	23.87

Outstanding balance at January 31, 2009	1,775,520	21.11

Options granted	166,836	13.51
Options cancelled/forfeited	(114,693)	22.65

Outstanding balance at January 31, 2010	1,827,663	20.32	5.5 years	$37

Options exercised	(87,488)	15.62
Options cancelled/forfeited	(158,073)	20.94

Outstanding balance at January 31, 2011	1,582,102	$20.51	4.6 years	$4,620

Exercisable balance at January 31, 2011	1,426,962	$21.04	4.3 years	$3,568

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the exercise price and the Company’s closing stock price on the last trading day of fiscal 2011, multiplied by the number of in-the-money options) that would have been received by the option holders if the options had been exercised on January 31, 2011. At January 31, 2011, there were 795,151 in-the-money options under the 2004 LTIP. The weighted average grant-date fair value of options granted during the fiscal years ended January 31, 2010, and 2009 was $10.31 and $8.99, respectively. The total intrinsic value of options exercised during the fiscal years ended January 31, 2011, 2010, and 2009 was $98, $518 and $467, respectively, with intrinsic value being the difference between the grant date price and the market price on the date of exercise. At January 31, 2011, the Company expects approximately 1,328,966 options under the 2004 LTIP to vest. At January 31, 2011, these options have an aggregate intrinsic value of $3,881, a weighted average remaining contractual term of 4.6 years and a weighted average exercise price of $20.51.

A summary of stock options outstanding and exercisable pursuant to the 2004 LTIP as of January 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$13.51 - $15.32	326,736	5.79	$14.24	215,512	$14.62
$15.33 - $19.98	418,540	4.14	17.03	396,040	17.05
$19.99 - $22.26	411,666	4.21	21.95	411,666	21.95
$22.27 - $36.08	425,160	4.84	27.35	403,744	27.44

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

The following table summarizes activity under the 2004 LTIP for nonvested RSUs for the year ended January 31, 2011:

	2004 LTIP (RSUs)
			Weighted
		Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Share	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term (Years)	Value

Outstanding balance at January 31, 2008	753,571	$23.51

Units granted	717,368	19.69
Units vested	(25,781)	19.91
Units cancelled/forfeited	(144,874)	20.99

Outstanding balance at January 31, 2009	1,300,284	21.69

Units granted	994,275	13.51
Units vested	(327,687)	18.71
Units cancelled/forfeited	(171,977)	18.49

Outstanding balance at January 31, 2010	1,794,895	18.00

Units vested	(402,944)	17.40
Units cancelled/forfeited	(72,001)	17.21

Outstanding balance at January 31, 2011	1,319,950	$18.05	1.8 years	$28,907

At January 31, 2011 and 2010, there were 1,319,950 and 1,794,895 RSUs, respectively, which were granted to employees and officers of the Company with a weighted average grant-date fair value of approximately $18.05 and $18.00 per unit, respectively. The RSUs generally vest and convert into ordinary shares of the Company over a period between two and five years. Granted but unvested RSUs are forfeited upon termination of employment. The total fair values of shares vested during the years ended January 31, 2011, 2010 and 2009 were $7,011, $6,131 and $513, respectively. At January 31, 2011, the Company expects approximately 1,069,160 RSUs under the 2004 LTIP to vest. At January 31, 2011, these RSUs have an aggregate intrinsic value of $23,415, a weighted average remaining contractual term of 1.8 years and a weighted average fair value of $18.05.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

A summary of the 2000 Stock Option Plan option activity is as follows:

	2000 Stock Option Plan
			Weighted
		Weighted	Average
	Shares Subject	Average	Remaining	Aggregate
	to Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding balance at January 31, 2008	1,993,914	$6.75
Options exercised	(252,071)	6.93
Options cancelled/forfeited	(10,800)	8.26

Outstanding balance at January 31, 2009	1,731,043	6.72

Options exercised	(604,354)	5.29
Options cancelled/forfeited	(13,125)	11.24

Outstanding balance at January 31, 2010	1,113,564	7.44	2.4 years	$7,003

Options exercised	(516,371)	6.42
Options cancelled/forfeited	(26,418)	4.95

Outstanding balance at January 31, 2011	570,775	$8.57	1.9 years	$7,607

Exercisable balance at January 31, 2011	570,775	$8.57	1.9 years	$7,607

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders if the options had been exercised on January 31, 2011. At January 31, 2011, there were 570,775 in-the-money options under the 2000 Stock Option Plan. The total intrinsic values of options exercised during the fiscal years ended January 31, 2011, 2010, and 2009 were $7,607, $5,068 and $3,112, respectively, determined as of the date of exercise.

A summary of stock options outstanding and exercisable pursuant to the 2000 Stock Option Plan as of January 31, 2011 is as follows:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$5.34 - $6.52	249,000	1.30	$6.29	249,000	$6.29
$6.53 - $10.71	104,275	2.14	8.47	104,275	8.47
$10.72 - $11.24	217,500	2.49	11.24	217,500	11.24

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

The following table summarizes the activity under the 2004 Directors Incentive Plan for the nonvested restricted share units or restricted shares:

	2004 Directors Incentive Plan (RSUs)
			Weighted
		Weighted	Average
	Restricted	Average	Remaining	Aggregate
	Share	Grant Date	Contractual	Intrinsic
	Units	Fair Value	Term (Years)	Value

Outstanding balance at January 31, 2008	13,968	$27.71
Restricted shares/units granted	13,180	22.76
Units vested	(13,968)	27.71

Outstanding balance at January 31, 2009	13,180	22.76

Restricted shares/units granted	30,457	12.36
Units vested	(13,180)	22.56

Outstanding balance at January 31, 2010	30,457	12.36

Restricted shares/units granted	39,970	14.01
Units vested	(30,457)	12.36

Outstanding balance at January 31, 2011	39,970	$14.01	0.4 years	$914

During the years ended January 31, 2011, 2010 and 2009 the aggregate intrinsic values of RSUs under the 2004 Directors Incentive Plan were $914, $46 and $0, respectively. At January 31, 2011, the Company expects 39,970 RSUs to vest under the plan. The total fair values of shares vested during the years ended January 31, 2011, 2010, and 2009 were $376, $297 and $387, respectively.

A summary of Directors Option Plan activity is as follows:

	Directors Option Plan
			Weighted
		Weighted	Average
	Shares Subject	Average	Remaining	Aggregate
	to Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding balance at January 31, 2008	108,000	$9.59
Options exercised	(27,000)	7.39

Outstanding balance at January 31, 2009	81,000	10.33

Outstanding balance at January 31, 2010	81,000	10.33	3.4 years	$276

Options exercised	(9,000)	6.57

Outstanding balance at January 31, 2011	72,000	10.80	2.5 years	$720

Exercisable balance at January 31, 2011	72,000	$10.80	2.5 years	$720

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders if the options had been exercised on January 31, 2011. At January 31, 2011, there were 72,000 in-the-money options under the Directors Option Plan. The total intrinsic values of options exercised during the fiscal years ended January 31, 2011, 2010, and 2009 were $134, $0 and $161, respectively, determined as of the date of exercise. There were no options granted under this plan during the years ended January 31, 2011, 2010 and 2009.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

A summary of stock options outstanding and exercisable pursuant to the Directors Option Plan as of January 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of exercise prices	Outstanding	Life (Years)	Price	Exercisable	Price

$5.31 - $5.94	3,000	0.41	$5.31	3,000	$5.31
$5.95 - $8.43	6,000	1.42	6.57	6,000	6.57
$8.44 - $11.11	18,000	2.41	10.29	18,000	10.29
$11.12 - $11.93	45,000	2.83	11.93	45,000	11.93

As of January 31, 2011, there was approximately $20,746 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 4.2 years.

15.	Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

As of January 31, 2011, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of January 31, 2011: $7,755 in Euros; $6,982 in U.S. dollars; $1,082 in British pounds sterling; and, $1,808 in other currencies. As of January 31, 2010, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of January 31, 2010: $5,021 in Euros; $20,229 in U.S. dollars; $1,001 in British pounds sterling; and, $1,766 in other currencies.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $445 and $273 at January 31, 2011 and January 31, 2010, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $108 and $294 at January 31, 2011 and January 31, 2010, respectively. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of operations, gains of $337, loss of $21 and gains of $154 for the years ended January 31, 2011, 2010 and 2009, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

16.	Commitments

Future minimum lease payments under capital leases and under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2011, are:

	Capital	Operating
	Leases	Leases

2012	$17,537	$117,842
2013	12,597	88,465
2014	6,049	62,159
2015	1,990	45,896
2016	154	34,168
2017 and thereafter	—	41,842

Total lease payments	38,327	$390,372

Less amount representing interest	(2,937)

Present value of minimum capital lease payments	35,390
Less current portion of capital lease obligations	(16,232)

Capital lease obligations, excluding current portion	$19,158

The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment, and motor vehicles. These leases require minimum annual payments, which are expensed as incurred. Total rent expense for the years ended January 31, 2011, 2010 and 2009 was $138,428, $138,792 and $140,509, respectively.

It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for furniture, fixtures and equipment is two to five years and the normal lease term for buildings varies between three and ten years. For the year ended January 31, 2011, the weighted average effective borrowing rate for property, plant and equipment under capital leases was 6.9%. Interest rates usually vary during the contract period.

The Company enters into short-term agreements with carriers to reserve space on a guaranteed basis. The pricing of these obligations is dependent upon current market conditions. The Company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2011 was $32.

Capital commitments contracted for, but not provided in the accompanying consolidated balance sheets as of January 31, 2011 totaled $833.

Pharma Property Development Agreement.  Subsequent to January 31, 2011, and subject to finalization of certain suspensive conditions that must be met for the agreements to be effective, the Company entered into several agreements, including a lease agreement and a property development agreement, with the intention to develop a distribution center to be used in the Company’s pharmaceutical distribution in South Africa. It is anticipated that the total capital commitments will be approximately $42,000 and the property development activities will be conducted over a several year period. Among other commitments, under the agreements the Company will be obligated to reimburse the developer for certain costs incurred should the Company terminate the project under specific conditions.

17.	Contingencies

In connection with ASC 450, Contingencies, the Company has not accrued for a loss contingency relating to any of the investigations and legal proceedings disclosed below because we believe that, although unfavorable

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

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

Industry-Wide Anti-Trust Investigation.  In 2007, in connection with the U.S. Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the international freight forwarding industry, we responded to a grand jury subpoena requesting documents and the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that we produce various documents regarding ocean freight forwarding. We believe we are a subject of the U.S. DOJ investigation.

In 2008 and 2009, we responded to requests for information issued by the European Commission (EC) requesting information and records relating to the EC’s investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010. We attended a hearing in July 2010 to discuss our position with the EC officials.

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

In November 2009, one of our subsidiaries received a summons from the South African Competition Commission requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In January 2010, we responded to this request.

We continue to receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations, and we have provided, and expect to continue to provide in the future, further responses as a result of such requests.

We (along with several other global logistics providers) have been named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S. antitrust laws.

We have incurred, and we expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, the EC, or any other regulatory body concludes that

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

we have engaged in anti-competitive behavior, we could incur significant additional legal fees and other costs, which could include fines and/or penalties, which may be material to our consolidated financial statements.

South Africa Revenue Service Matter.  The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has objected to this claim and together with its legal and tax advisors, believes that the Company is in full compliance with the relevant sections of the income tax act governing this situation and has no tax liability in respect of these owner drivers. The amount claimed by the South African Revenue Service is approximately $9,963 based on exchange rates as of January 31, 2011. There were no material developments concerning this matter during the fiscal year ended January 31, 2011.

Per Transport Litigation.  The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $12,918 based on exchange rates as of January 31, 2011. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company has agreed to indemnify these individuals in connection with these proceedings.

18.	Related Party Transactions

UTi Logistics Israel Ltd. has a service agreement with a shipping services company which owns 25% of this subsidiary. In addition, UTi Logistics Israel Ltd. has arm’s length commercial transactions with the shipping services company, as well as a loan of approximately $4,042, $4,025 and $3,688, as of January 31, 2011, 2010 and 2009, respectively.

One of the Company’s subsidiaries in Hong Kong is party to a service agreement pursuant to which a company owned by a consultant and former executive of the Company and members of his family provides management consulting services and commercial advisory services. During the years ended January 31, 2011, 2010 and 2009, the Company’s Hong Kong subsidiary paid the related party company approximately $0, $412 and $431, respectively, under this service agreement.

One of the Company’s Polish operating subsidiaries is party to a service agreement pursuant to which the subsidiary provides freight services, to a client which is owned wholly by one of the subsidiaries’ directors. During the years ended January 31, 2011, 2010 and 2009, this client paid the Company’s Polish subsidiary approximately $1,319, $1,449, and $2,118, respectively, for these services which were provided on an arm’s length basis.

One of the Company’s subsidiaries in the United States is party to an operating agreement with an equity-method investee pursuant to which the subsidiary provides arm’s length commercial contract logistics services to the investee. Included in revenues were $3,431, $3,133, and $4,245, for the years ended January 31, 2011, 2010, and 2009, respectively. Included in accounts receivable were amounts related to this agreement of $673 and $606 at January 31, 2011 and 2010, respectively. Under a separate agreement, the subsidiary receives management services from this equity-method investee for an unrelated business activity. Management fees paid to the equity-method investee for the years ended January 31, 2011, 2010, and 2009, were $400, $400, and $504, respectively.

Management fees payable to the equity-method investee were $46 and $13 at January 31, 2001 and 2010, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

19.	Fair Value Disclosures

Fair Value Measurements on Recurring Basis.  The Company measures the fair value of certain assets and liabilities on a recurring basis based upon a fair value hierarchy in accordance with ASC 820, Fair Value Measurements and Disclosures, as follows:

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2011 and 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	January 31, 2011	(Level 1)	(Level 2)	(Level 3)

2011
Assets
Cash and cash equivalents	$326,795	$326,795	$—	$—
Forward exchange contracts	445	—	445	—
Other	388	—	—	388

Total	$327,628	$326,795	$445	$388

Liabilities
Forward exchange contracts	$108	$—	$108	$—
Other	649	—	—	649

Total	$757	$—	$108	$649

2010
Assets
Cash and cash equivalents	$350,784	$350,784	$—	$—
Forward exchange contracts	273	—	273	—
Other	476	—	—	476

Total	$351,533	$350,784	$273	$476

Liabilities
Forward exchange contracts	$294	$—	$294	$—
Other	811	—	—	811

Total	$1,105	$—	$294	$811

Forward Exchange Contracts.  The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore are classified as Level 2.

Other.  Other financial assets and liabilities utilizing Level 3 inputs include minority call and put options granted to the Company and certain of the Company’s minority partners. These call and put options do not have any

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally, based on the difference between the estimated strike price, and the estimated fair value of the minority partner equity, when the call and put options become exercisable.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended January 31, 2011 and 2010:

	2011	2010

Assets:
Balance at beginning of year	$476	$756
Net change in fair value included in earnings	(93)	(291)
Translation adjustment	5	11

Balance at end of year	$388	$476

Liabilities:
Balance at beginning of year	$811	$2,114
Deletions	—	(1,784)
Net change in fair value included in earnings	(170)	118
Translation adjustment	8	363

Balance at end of year	$649	$811

Fair Value Measurements on Non-Recurring Basis.  Certain assets and liabilities are not measured at fair value, but are recognized and disclosed at fair value on a non-recurring basis. During the years ended January 31, 2011 and 2010, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to business combinations that closed within the period and to the evaluation of impairment which involves comparing the fair value of the Company’s reporting units to their recorded value, including goodwill and intangible assets.

For business combinations, the Company uses inputs other than quoted prices that are observable, such as interest rates, cost of capital and market comparable royalty rates, which are applied to income and market valuation approaches, and therefore are classified as Level 2. The fair value of net identifiable tangible and intangible assets acquired and liabilities assumed (excluding goodwill) for business combinations that closed during the periods indicated were a net asset of $6,567 and a net deficit of $953 for the years ended January 31, 2011 and 2010, respectively. In the evaluation of impairment, the Company uses a DCF model, corroborated by comparative market multiples where appropriate, to determine the current fair value of its reporting units. A number of significant assumptions and estimates that use unobservable inputs are involved in the application of the DCF model to forecast operating cash flows, and therefore are classified as Level 3. For further information on the impairments recorded, see Note 7, “Goodwill and Other Intangible Assets”.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

Revenues and net income from the discontinued operations were as follows:

	Year Ended January 31,
	2009	2008

Revenues	$6,839	$12,757

Pre-tax operating income from discontinued operations	128	689
Provision for income taxes	28	161
Gain on sale, net of tax	7,404	—

Net income from discontinued operations	$7,504	$528

21.	Segment Reporting

The factors for determining reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services are attributed to the country where the services are performed. Revenues net of purchased transportation costs for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Intercompany transactions are priced at cost. Included in Corporate are certain administration and support functions, eliminations and various holding company activities within the group structure.

Certain information regarding the Company’s operations by segment is summarized as follows:

	Year Ended January 31, 2011
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$3,162,238	$1,387,535	$—	$4,549,773

Purchased transportation costs	2,456,000	538,302	—	2,994,302
Staff costs	391,060	433,641	25,294	849,995
Depreciation	16,868	29,192	(52)	46,008
Amortization of intangible assets	4,238	9,681	799	14,718
Other operating expenses	195,014	305,619	21,401	522,034

Total operating expenses	3,063,180	1,316,435	47,442	4,427,057

Operating income/(loss)	$99,058	$71,100	$(47,442)	122,716

Interest income				14,448
Interest expense				(30,557)
Other income, net				1,245

Pretax income				107,852
Provision for income taxes				33,229

Net income				74,623
Net income attributable to noncontrolling interests				4,720

Net income attributable to UTi Worldwide Inc.				$69,903

Capital expenditures	$27,153	$15,564	$14,329	$57,046

Internally-developed software	$—	$323	$24,683	$25,006

Segment assets	$1,273,259	$759,097	$80,349	$2,112,705

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

	Year Ended January 31, 2010
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$2,351,093	$1,216,429	$—	$3,567,522

Purchased transportation costs	1,755,435	451,086	—	2,206,521
Staff costs	346,087	392,307	14,755	753,149
Depreciation	15,410	27,835	749	43,994
Amortization of intangible assets	3,850	7,276	—	11,126
Restructuring charges	—	—	1,231	1,231
Goodwill impairment	—	1,562	—	1,562
Other operating expenses	163,438	284,923	18,074	466,435

Total operating expenses	2,284,220	1,164,989	34,809	3,484,018

Operating income/(loss)	$66,873	$51,440	$(34,809)	83,504

Interest income				10,221
Interest expense				(22,942)
Other expense, net				(855)

Pretax income				69,928
Provision for income taxes				24,428

Net income				45,500
Net income attributable to noncontrolling interests				4,386

Net income attributable to UTi Worldwide Inc.				$41,114

Capital expenditures	$14,114	$23,089	$3,674	$40,877

Internally-developed software	$—	$2,272	$6,188	$8,460

Segment assets	$1,119,080	$710,447	$108,019	$1,937,546

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

	Year Ended January 31, 2009
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$3,156,039	$1,387,678	$—	$4,543,717

Purchased transportation costs	2,438,756	558,621	—	2,997,377
Staff costs	396,019	439,569	8,667	844,255
Depreciation	15,605	25,924	224	41,753
Amortization of intangible assets	3,896	9,075	—	12,971
Restructuring charges	2,731	3,863	2,309	8,903
Goodwill impairment	—	98,932	—	98,932
Intangible assets impairment	—	11,009	—	11,009
Other operating expenses	172,505	314,146	18,572	505,223

Total operating expenses	3,029,512	1,461,139	29,772	4,520,423

Operating income/(loss)	$126,527	$(73,461)	$(29,772)	23,294

Interest income				13,316
Interest expense				(30,559)
Other income, net				1,437

Pretax income				7,488
Provision for income taxes				17,512

Loss from continuing operations, net of tax				(10,024)
Discontinued operations, net of tax				100
Gain on sale, net of tax				7,404

Net loss				(2,520)
Net income attributable to noncontrolling interests				2,117

Net loss attributable to UTi Worldwide Inc.				$(4,637)

Capital expenditures	$25,726	$24,600	$7,586	$57,912

Internally-developed software	$—	$—	$3,741	$3,741

Segment assets	$961,421	$631,200	$56,065	$1,648,686

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

Revenues attributable to the Company’s geographic regions are as follows:

	Year Ended January 31,
	2011			2010			2009
		Contract			Contract			Contract
		Logistics			Logistics			Logistics
	Freight	and		Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA(1)	$941,176	$257,949	$1,199,125	$827,823	$248,601	$1,076,424	$1,091,758	$256,529	$1,348,287
Americas	648,451	726,176	1,374,627	480,890	642,840	1,123,730	627,824	807,144	1,434,968
Asia Pacific	1,158,101	44,427	1,202,528	758,408	34,985	793,393	1,065,565	35,079	1,100,644
Africa	414,510	358,983	773,493	283,972	290,003	573,975	370,892	288,926	659,818

Total	$3,162,238	$1,387,535	$4,549,773	$2,351,093	$1,216,429	$3,567,522	$3,156,039	$1,387,678	$4,543,717

(1)	EMENA which is comprised of Europe, Middle East and North Africa

The following table shows Long-lived assets, attributable to the Company’s geographic regions:

	Year Ended January 31,
	2011	2010	2009

EMENA	$31,646	$35,039	$33,179
Americas	41,437	42,738	49,983
Asia Pacific	29,510	24,121	27,615
Africa	45,052	45,749	35,764

Total	$147,645	$147,647	$146,541

The following table shows Long-lived assets attributable to specific countries:

	Year Ended January 31,
	2011	2010	2009

United States	$33,614	$34,579	$37,495
South Africa	43,077	43,539	34,061
China	15,943	16,003	18,530
Spain	13,742	13,874	12,199
All Others	41,269	39,652	44,256

Total	$147,645	$147,647	$146,541

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended January 31, 2011, 2010 and 2009

The following table shows revenues from external clients attributable to all foreign clients in total from which the Company derives revenues. The Company attributes revenues from external clients to individual countries based on geography:

	Year Ended January 31,
	2011	2010	2009

United States	$1,147,806	$950,314	$1,216,076
South Africa	751,014	559,298	635,761
China	539,805	352,396	517,727
Spain	160,150	163,754	195,751
All Others	1,950,998	1,541,760	1,978,402

Total	$4,549,773	$3,567,522	$4,543,717

The following table shows the revenue attributable to the Company’s principal services:

	Year Ended January 31,
	2011	2010	2009

Revenues:
Airfreight forwarding	$1,608,312	$1,187,880	$1,621,602
Ocean freight forwarding	1,190,529	891,276	1,203,643
Customs brokerage	108,804	92,456	109,436
Contract logistics	736,376	650,739	663,656
Distribution	488,261	414,920	564,906
Other	417,491	330,251	380,474

Total revenues	$4,549,773	$3,567,522	$4,543,717

Purchased transportation costs:
Airfreight forwarding	$1,273,408	$904,179	$1,275,569
Ocean freight forwarding	998,234	717,093	1,001,275
Customs brokerage	6,102	5,712	5,987
Contract logistics	158,436	125,245	94,963
Distribution	331,654	277,849	404,756
Other	226,468	176,443	214,827

Total purchased transportation costs	$2,994,302	$2,206,521	$2,997,377

22.	Selected Quarterly Financial Data (Unaudited)

For the Year Ended January 31,	First	Second	Third	Fourth	Total

Revenue:
2011	$1,055,156	$1,151,090	$1,198,404	$1,145,123	$4,549,773
2010	768,356	840,502	967,198	991,466	3,567,522
Purchased transportation costs:
2011	689,408	772,020	792,264	740,610	2,994,302
2010	458,849	501,136	605,663	640,873	2,206,521
Operating income:
2011	18,952	33,901	43,911	25,952	122,716
2010	17,852	22,408	31,416	11,828	83,504
Provision for income taxes:
2011	4,936	9,319	12,851	6,123	33,229
2010	4,317	5,907	7,537	6,667	24,428
Net income attributable to UTi Worldwide Inc.:
2011	10,074	18,869	26,423	14,537	69,903
2010	9,845	11,755	17,967	1,547	41,114
Basic earnings/(loss) per share:
2011 Continuing operations(1)	0.10	0.19	0.26	0.14	0.70

2010 Continuing operations	0.10	0.12	0.18	0.02	0.41

Diluted earnings/(loss) per share:
2011 Continuing operations(2)	0.10	0.19	0.26	0.14	0.68

2010 Continuing operations	0.10	0.12	0.18	0.02	0.41

Other comprehensive income/(loss):
2011	6,612	(5,490)	22,764	(12,098)	11,788
2010	24,494	35,343	14,952	(9,425)	65,364

(1)	The basic earnings per share amounts for the quarters do not add to the total year ended January 31, 2010 amount due to the effects of rounding.

(2)	The diluted earnings per share amounts for the quarters do not add to the total year ended January 31, 2010 amount due to the effects of rounding.

UTi Worldwide Inc.

Schedule II

Valuation and Qualifying Accounts

	Balance at	Amounts	Charges		Foreign	Balance
	Beginning	Charged	Against the		Currency	at End of
Year Ended January 31,	of Year	to Expense	Allowance	Other	Translation	Year
	(In thousands)

2011
Allowance for Doubtful Accounts	$13,686	$4,361	$(4,730)	$—	$359	$13,676
Deferred Tax Asset Valuation Allowance	17,323	7,546	1	—	(135)	24,735
2010
Allowance for Doubtful Accounts	15,118	3,507	(6,943)	—	2,005	13,686
Deferred Tax Asset Valuation Allowance	10,781	5,865	(424)	—	1,101	17,323
Restructuring Related Provisions	803	1,231	(2,034)	—	—	—
2009
Allowance for Doubtful Accounts	16,356	8,625	(5,451)	(94)	(4,302)	15,118
Deferred Tax Asset Valuation Allowance	12,023	430	(1,672)	—	—	10,781
Restructuring Related Provisions	8,395	8,345	(15,937)	—	—	803

Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in our financial statements.

INDEX TO EXHIBITS

Exhibit		Description

3.1		Memorandum of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
3.2		Articles of Association of the company, as amended (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed July 31, 2007)
10.1		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.2		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.3		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.4		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.6+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.7+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.8+	Letter Agreement between Mr. William Gates and the company, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed April 1, 2009)
10	.9+	Master Services Agreement between Mr. William Gates and the company, dated as of February 1, 2011.
10	.10+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.11+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.12+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.13+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.14+	2000 Employee Share Purchase Plan, as amended
10	.15+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.16+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.17+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.18+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.20+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.21+	UTi Worldwide Inc. Supplemental Benefits Allowance Program (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 11, 2009)

Exhibit		Description

10.22		Note Purchase Agreement, dated as of July 13, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 19, 2006)
10	.23+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated
10	.24+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10	.25+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.26+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.27+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10	.28+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.29+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.30+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.31+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.32+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10	.33+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10	.34+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10	.35+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.36		Amendment to Note Purchase Agreement, dated as of October 11, 2006, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.40 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.37		Amendment to Note Purchase Agreement, dated as of December 12, 2007, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.38		Note Purchase Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.39		Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and ABN AMRO Bank N.V. (ABN) and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.40		Letter of Credit Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed July 14, 2009)

Exhibit		Description

10.41		Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.42		First Amendment to Letter of Credit Agreement, dated as of January 8, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.44 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.43		Second Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.45 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.44		Third Amendment to Letter of Credit Agreement, dated as of July 23, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 29, 2010)
10.45		First Amendment to Letter of Credit Agreement, dated as of March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and ABN Amro Bank N.V., as Performance-Based LC Issuing Bank and The Royal Bank of Scotland plc, in its capacity as Financial LC Issuing Bank (incorporated by reference to Exhibit 10.46 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.46		First Amendment Agreement to Note Purchase Agreement dated July 9, 2009, dated March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.47+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011.
12.1		Statement regarding computation of ratio of earnings to fixed charges
21		Subsidiaries of the Company
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.