Form 10-Q
period 2011-04-30
UTi WORLDWIDE INC
filed 2011-06-06
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 6, 2011, the number of shares outstanding of the issuer’s ordinary shares was 102,650,083.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended April 30, 2011

PART I. Financial Information	2

Item 1. Financial Statements (unaudited)	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	42

PART II. Other Information	43

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	44

Item 6. Exhibits	46

Signatures	47

Exhibit Index	48

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

- i -

Part I. Financial Information

Item 1.	Financial Statements
Consolidated Statements of Income
For the three months ended April 30, 2011 and 2010
(in thousands, except share and per share amounts)

	Three months ended April 30,
	2011	2010
	Unaudited

Revenues	$1,198,705	$1,055,156

Purchased transportation costs	788,128	689,408
Staff costs	233,345	207,001
Depreciation	12,441	11,412
Amortization of intangible assets	3,455	3,344
Severance and restructuring charges	4,849	—
Other operating expenses	137,694	125,039

Operating income	18,793	18,952
Interest income	4,228	2,559
Interest expense	(8,452)	(6,678)
Other income, net	176	844

Pretax income	14,745	15,677
Provision for income taxes	4,235	4,936

Net income	10,510	10,741

Net income attributable to noncontrolling interests	1,767	667

Net income attributable to UTi Worldwide Inc.	$8,743	$10,074

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.09	$0.10

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.08	$0.10

Number of weighted average common shares outstanding used for per share calculations
Basic shares	102,110,811	100,071,923
Diluted shares	104,015,880	101,528,328
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets
As of April 30, 2011 and January 31, 2011
(in thousands, except share amounts)

	April 30,	January 31,
	2011	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$304,997	$326,795
Trade receivables (net of allowance for doubtful accounts of $15,099 and $13,676 as of April 30, 2011 and January 31, 2011, respectively)	1,027,723	879,842
Deferred income taxes	22,238	20,400
Other current assets	141,874	131,295

Total current assets	1,496,832	1,358,332
Property, plant and equipment (net of accumulated depreciation of $227,602 and $206,584 as of April 30, 2011 and January 31, 2011, respectively)	205,014	175,700
Goodwill	438,610	423,974
Other intangible assets, net	98,912	91,604
Investments	1,159	1,102
Deferred income taxes	31,093	29,526
Other non-current assets	36,293	32,467

Total assets	$2,307,913	$2,112,705

LIABILITIES & EQUITY
Bank lines of credit	$198,910	$170,732
Short-term borrowings	7,724	7,238
Current portion of long-term borrowings	43,448	34,232
Current portion of capital lease obligations	16,673	16,232
Trade payables and other accrued liabilities	907,755	822,887
Income taxes payable	8,819	8,521
Deferred income taxes	3,976	3,881

Total current liabilities	1,187,305	1,063,723

Long-term borrowings, excluding current portion	72,160	61,230
Capital lease obligations, excluding current portion	19,179	19,158
Deferred income taxes	31,047	30,487
Other non-current liabilities	39,377	37,943

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock — ordinary shares of no par value: 102,579,346 and 101,972,483 shares issued and outstanding as of April 30, 2011 and January 31, 2011, respectively	489,193	484,884
Retained earnings	446,050	437,307
Accumulated other comprehensive income/(loss)	7,879	(35,116)

Total UTi Worldwide Inc. shareholders’ equity	943,122	887,075
Noncontrolling interests	15,723	13,089

Total equity	958,845	900,164

Total liabilities and equity	$2,307,913	$2,112,705

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the three months ended April 30, 2011 and 2010
(in thousands)

	Three months ended
	April 30,
	2011	2010
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$10,510	$10,741
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation costs	3,698	1,683
Depreciation	12,441	11,412
Amortization of intangible assets	3,455	3,344
Amortization of debt issuance costs	782	713
Deferred income taxes	(1,717)	(859)
Uncertain tax positions	168	145
Excess tax benefit from share-based compensation	(398)	(251)
Loss on disposal of property, plant and equipment	54	32
Provision for doubtful accounts	1,089	730
Other	398	239
Changes in operating assets and liabilities:
Increase in trade receivables	(94,581)	(82,511)
(Increase)/decrease in other assets	(5,308)	2,465
Increase in trade payables	35,348	24,961
Decrease in accrued liabilities and other liabilities	(9,572)	(1,324)

Net cash used in operating activities	(43,633)	(28,480)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,935)	(5,064)
Proceeds from disposal of property, plant and equipment	906	488
Purchases of software and other intangible assets	(5,153)	(587)
Net increase in other non-current assets	(1,620)	(781)
Other	(4)	(95)

Net cash used in investing activities	(9,806)	(6,039)

FINANCING ACTIVITIES:
Borrowings from bank lines of credit	28,873	1,420
Repayments of bank lines of credit	(20,177)	(3,797)
Net borrowings under revolving lines of credit	9,139	25,634
Net increase in short-term borrowings	57	963
Proceeds from issuance of long-term borrowings	198	55
Repayment of long-term borrowings	(1,787)	(300)
Repayment of capital lease obligations	(4,373)	(7,086)
Contingent consideration paid	(26)	—
Acquisition of noncontrolling interest	(1,168)	—
Dividends paid to noncontrolling interests	(157)	(34)
Net proceeds from issuance of ordinary shares	1,334	3,189
Excess tax benefit from share-based compensation	398	251

Net cash provided by financing activities	12,311	20,295

Effect of foreign exchange rate changes on cash and cash equivalents	19,330	4,161

Net decrease in cash and cash equivalents	(21,798)	(10,063)
Cash and cash equivalents at beginning of period	326,795	350,784

Cash and cash equivalents at end of period	$304,997	$340,721

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three months ended April 30, 2011 and 2010 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of April 30, 2011 and January 31, 2011, the consolidated statements of income for the three months ended April 30, 2011 and 2010 and the consolidated statements of cash flows for the three months ended April 30, 2011 and 2010. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three months ended April 30, 2011 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2012 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.
Income Taxes. Under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required to adjust its effective tax rate for each quarter to be consistent with its estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.
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
Segment Reporting. The Company’s reportable business segments are (i) Freight Forwarding and (ii) Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Certain corporate costs, enterprise-led costs, and various holding company expenses within the group structure are presented separately.
Foreign Currency Translation. Included in other income, net, are net gains on foreign exchange of $176 and $1,033, for the three months ended April 30, 2011 and 2010, respectively.
Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $274,152 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States (U.S.) as of April 30, 2011.

Call and Put Options. In connection with the Company’s activities in Israel, options were granted providing the Company with the right to call the minority partner’s shares of a subsidiary under certain circumstances, and also providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under certain circumstances, to call the minority partner’s shares. The Company records assets and liabilities which represent the difference between the estimated strike price and the estimated fair value of the attributable subsidiary equity, if the call options become exercisable. The amounts included in other non-current assets were $98 and $388 and the amounts included in other non-current liabilities were $128 and $649 at April 30, 2011 and January 31, 2011, respectively.
In connection with the Company’s activities in Indonesia, options were granted providing the Company with the right to call a minority partner’s shares of a subsidiary under certain circumstances. The Company records assets and liabilities which represent the difference between the estimated strike price and estimated fair value of the attributable subsidiary equity. The amounts included in other non-current assets were $1,780 at April 30, 2011. This amount was not material at January 31, 2011.
Pharma Property Development Agreements. During the first quarter of fiscal 2012, the Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which cost includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. In addition to the other documents for the transaction, the Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the Company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. As of April 30, 2011, included in both property, plant and equipment, and long-term borrowings, is $20,619 under this arrangement. The amount included in long-term borrowings represents an obligation to the developer under the agreement. The Company currently estimates that its total capital commitments under this arrangement will be approximately $45,000, excluding warehouse-related equipment, and that the property development activities will be conducted over a several year period.
Fair Values of Financial Instruments. The estimated fair value of financial instruments has been determined using available market information and other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and estimation methodologies may be material to the estimated fair value amounts.
The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, call and put options, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and the call and put options, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As of April 30, 2011 and January 31, 2011, the fair value of the Company’s 6.31% senior unsecured guaranteed notes was $33,607 and $33,971, respectively, compared to a book value of $33,335, respectively, for each of these periods. As discussed further in Note 11, “Borrowings” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of April 30, 2011 and January 31, 2011, the fair value of these notes was $60,078 and $60,721, respectively, compared to a book value of $55,000 for each of these periods. The call and put options are recorded at their estimated fair value. For further information, see Note 1, “Call and Put Options.”

Recent Accounting Pronouncements
Adoption of New Accounting Standards. In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s current implementation of this standard on February 1, 2011 did not have a significant impact on its consolidated statements of operations and financial position.
Standards Issued But Not Yet Effective. Other new pronouncements issued but not effective until after April 30, 2011 are not expected to have a material impact on the Company’s consolidated financial statements.
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
Reclassifications
In the consolidated statements of cash flows, the Company has presented the purchases of software and other intangible assets as a separate line item within cash flow from investing activities for the three months ended April 30, 2011 and 2010. Historically, these amounts were included within the purchases of property, plant and equipment line item within investing activities. These changes did not impact cash flows from operating activities, investing activities or any other financial statement information.
NOTE 2. Acquisitions
All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition. The Company did not complete any acquisitions during the three months ended April 30, 2011.

NOTE 3. Earnings per Share
Earnings per share are calculated as follows:

	Three months ended
	April 30,
	2011	2010
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net income	$8,743	$10,074

Weighted average number of ordinary shares	102,110,811	100,071,923

Incremental shares required for diluted earnings per share related to stock options/restricted share units	1,905,069	1,456,405

Diluted weighted average number of ordinary shares	104,015,880	101,528,328

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.09	$0.10

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.08	$0.10

Weighted-average diluted shares outstanding exclude 1,158,579 and 3,065,268 shares for the three months ended April 30, 2011 and 2010, respectively, because such shares represent stock options that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period, and were therefore anti-dilutive.

NOTE 4. Equity
Certain information regarding changes in equity and noncontrolling interests are as follows:

	UTi Worldwide Inc.’s Equity
			Accumulated
			other
	Common	Retained	comprehensive	Noncontrolling
	stock	earnings	income/(loss)	interests	Total

Balance at February 1, 2011	$484,884	$437,307	$(35,116)	$13,089	$900,164
Employee share-based compensation plans	5,430	—	—	—	5,430
Net income	—	8,743	—	1,767	10,510
Foreign currency translation adjustment and other	—	—	42,995	1,024	44,019
Acquisition of noncontrolling interest	(1,121)	—	—	—	(1,121)
Distributions to noncontrolling interests	—	—	—	(157)	(157)

Balance at April 30, 2011	$489,193	$446,050	$7,879	$15,723	$958,845

Balance at February 1, 2010	$464,731	$373,548	$(46,904)	$22,907	$814,282
Employee share-based compensation plans	5,123	—	—	—	5,123
Net income	—	10,074	—	667	10,741
Foreign currency translation adjustment and other	—	—	6,612	857	7,469
Distributions to noncontrolling interests	—	—	—	(34)	(34)

Balance at April 30, 2010	$469,854	$383,622	$(40,292)	$24,397	$837,581

Other comprehensive income is comprised of the following:

	Three months ended
	April 30,
	2011	2010

Net income	$10,510	$10,741
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other	44,019	7,469

Comprehensive income	54,529	18,210
Comprehensive income attributable to noncontrolling interests	2,791	1,524

Comprehensive income attributable to UTi Worldwide Inc.	$51,738	$16,686

NOTE 5. Segment Reporting
Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2011
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$829,753	$368,952	$—	$1,198,705

Purchased transportation costs	645,250	142,878	—	788,128
Staff costs	109,667	116,713	6,965	233,345
Depreciation	4,388	7,394	659	12,441
Amortization of intangible assets	1,086	1,719	650	3,455
Severance and restructuring charges	1,973	2,876	—	4,849
Other operating expenses	48,664	83,756	5,274	137,694

Total operating expenses	811,028	355,336	13,548	1,179,912

Operating income/(loss)	$18,725	$13,616	$(13,548)	18,793

Interest income				4,228
Interest expense				(8,452)
Other income, net				176

Pretax income				14,745
Provision for income taxes				4,235

Net income				10,510
Net income attributable to noncontrolling interests				1,767

Net income attributable to UTi Worldwide Inc.				$8,743

Capital expenditures	$5,003	$27,142	$2,670	$34,815

Internally-developed software	$—	$141	$6,799	$6,940

Segment assets	$1,353,473	$847,518	$106,922	$2,307,913

	Three months ended April 30, 2010
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$721,774	$333,382	$—	$1,055,156

Purchased transportation costs	562,335	127,073	—	689,408
Staff costs	94,390	106,977	5,634	207,001
Depreciation	3,832	7,228	352	11,412
Amortization of intangible assets	1,030	2,314	—	3,344
Other operating expenses	46,370	73,024	5,645	125,039

Total operating expenses	707,957	316,616	11,631	1,036,204

Operating income/(loss)	$13,817	$16,766	$(11,631)	18,952

Interest income				2,559
Interest expense				(6,678)
Other income, net				844

Pretax income				15,677
Provision for income taxes				4,936

Net income				10,741
Net income attributable to noncontrolling interests				667

Net income attributable to UTi Worldwide Inc.				$10,074

Capital expenditures	$3,734	$2,960	$4,070	$10,764

Internally-developed software	$—	$—	$587	$587

Segment assets	$1,134,381	$765,284	$117,151	$2,016,816

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
The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended April 30,
	2011			2010
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$273,831	$56,471	$330,302	$230,394	$65,194	$295,588
Americas	176,057	202,725	378,782	150,100	173,304	323,404
Asia Pacific	257,588	13,046	270,634	255,062	9,187	264,249
Africa	122,277	96,710	218,987	86,218	85,697	171,915

Total	$829,753	$368,952	$1,198,705	$721,774	$333,382	$1,055,156

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended
	April 30,
	2011	2010

Revenues:
Airfreight forwarding	$439,029	$367,692
Ocean freight forwarding	281,578	271,832
Customs brokerage	30,253	25,435
Contract logistics	198,979	177,010
Distribution	129,353	117,374
Other	119,513	95,813

Total	$1,198,705	$1,055,156

Purchased transportation costs:
Airfreight forwarding	$350,177	$293,542
Ocean freight forwarding	234,235	227,186
Customs brokerage	1,554	1,570
Contract logistics	45,153	35,723
Distribution	87,859	79,117
Other	69,150	52,270

Total	$788,128	$689,408

NOTE 6. Goodwill and Other Intangible Assets
Goodwill. The changes in the carrying amount of goodwill by reportable segment for the three months ended April 30, 2011 are as follows:

		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Total

Balance at February 1, 2011	$174,287	$249,687	$423,974
Foreign currency translation	8,826	5,810	14,636

Balance at April 30, 2011	$183,113	$255,497	$438,610

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. No impairment was recognized during the three months ended April 30, 2011 and the year ended January 31, 2011. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $100,494 at April 30, 2011 and January 31, 2011.
Other Intangible Assets. Amortizable intangible assets at April 30, 2011 and January 31, 2011 relate primarily to the estimated fair values of customer relationships acquired with respect to certain acquisitions and software applications internally-developed by the Company for internal use. The carrying values of amortizable intangible assets at April 30, 2011 and January 31, 2011 were as follows:

	Gross		Net	Weighted
	carrying	Accumulated	carrying	average/life
	Value	amortization	value	years
As of April 30, 2011:
Customer relationships	$113,329	$(54,170)	$59,159	9.5
Internally-developed software	39,531	(2,263)	37,268	4.7
Non-compete agreements	898	(712)	186	4.7
Other	5,295	(3,920)	1,375	3.8

Total	$159,053	$(61,065)	$97,988

As of January 31, 2011:
Customer relationships	$106,530	$(48,330)	$58,200	9.5
Internally-developed software	32,146	(1,404)	30,742	4.6
Non-compete agreements	3,348	(3,119)	229	3.0
Other	5,031	(3,518)	1,513	3.8

Total	$147,055	$(56,371)	$90,684

Amortization expense totaled $3,455 and $3,344 for the three months ended April 30, 2011 and 2010, respectively. The following table shows the expected amortization expense for these intangible assets for the current fiscal year and each of the next four fiscal years ending January 31:

2012	$16,854
2013	20,759
2014	18,693
2015	15,476
2016	12,911

In addition to the amortizable intangible assets, the Company also had $924 and $920 of intangible assets not subject to amortization at April 30, 2011 and January 31, 2011, respectively, related primarily to acquired trade names.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Three months ended
	April 30,
	2011	2010

Net cash paid for:
Interest	$9,896	$6,635
Income taxes	8,104	3,991
Non-cash activities:
Capital lease obligations incurred to acquire assets	3,688	5,113
Long-term obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	20,619	—
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
Industry-Wide Anti-Trust Investigations. In 2007, in connection with the U.S. Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the international freight forwarding industry, we responded to a grand jury subpoena requesting documents and the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that we produce various documents regarding ocean freight forwarding. We believe we are a subject of the U.S. DOJ investigation.

In 2008, 2009 and 2011, we responded to requests for information issued by the European Commission (EC) requesting information and records relating to the EC’s investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010. We attended a hearing in July 2010 to discuss our position with the EC officials.
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
In November 2009, one of our subsidiaries received a summons from the South African Competition Commission (“SACC”) requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In January 2010, we responded to this request. On April 14, 2011, one of the Company’s subsidiaries was notified that the SACC has decided to refer a complaint against various freight forwarding companies, including such subsidiary, to the South African Competition Tribunal (the “Tribunal”) for adjudication. The Commission’s complaint stems from its previously disclosed investigation into alleged anti-competitive behavior by a number of freight forwarders and alleges infringements of South African competition law with respect to certain surcharges and fees.
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
We have incurred, and we expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, the EC, the SACC or any other regulatory body concludes that we have engaged in anti-competitive behavior, we could incur significant additional legal fees and other costs, which could include fines and/or penalties, which may be material to our consolidated financial statements.
South Africa Revenue Service Matter. The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has objected to this claim and, together with its legal and tax advisors, believes that the owner drivers are not “employees” and that accordingly there is no tax liability in respect of these owner drivers in terms of the South African income tax act. Historically, this matter related to the years 2002 and 2003. In March 2011, the South African Revenue Service extended the years under review to include the years 2006 and 2007. The aggregate amount claimed by the South African Revenue Service for all years under review is approximately $10,901 based on exchange rates as of April 30, 2011. The tax years 2004 and 2005 are not under assessment.

Per Transport Litigation. The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $14,087 based on exchange rates as of April 30, 2011. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company has agreed to indemnify these individuals in connection with these proceedings.
NOTE 9. Defined Benefit Plans
The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.
Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended
	April 30,
	2011	2010

Service cost	$329	$139
Interest cost	523	462
Expected return on assets	(369)	(309)
Amortization of net actuarial loss	30	17

Net periodic benefit cost	$513	$309

For the three months ended April 30, 2011 and 2010, the Company contributed approximately $684 and $382, respectively, to its defined benefit plans.
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
In addition to the 2009 LTIP, at April 30, 2011, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).
Under the 2000 Employee Share Purchase Plan (ESPP), eligible employees may purchase shares of the Company’s stock at the end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25. Prior to February 1, 2011, the purchase price under the plan was set at 85% of the fair market value of the Company’s ordinary shares on the first day of each offering period. Commencing February 1, 2011, the purchase price under the plan was set at 100% of the fair market value of the Company’s ordinary shares on the last day of each offering period.

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
Employee Share-Based Compensation Activity
A summary of share-based compensation activity applicable to employee shared-based plans for the three months ended April 30, 2011 is as follows:

	2009 LTIP
				Weighted
	Shares	Weighted	Restricted	average
	subject to	average	share	grant date
	stock options	exercise price	units	fair value
Outstanding balance at February 1, 2011	8,408	$12.58	1,016,552	$16.95
Granted	180,962	20.07	787,038	20.07
Exercised/vested	—	—	(205,130)	16.98
Cancelled/forfeited	—	—	(3,595)	13.11

Outstanding balance at April 30, 2011	189,370	$19.74	1,594,865	$18.49

	2004 LTIP
				Weighted
	Shares	Weighted	Restricted	average
	subject to	average	share	grant date
	stock options	exercise price	units	fair value
Outstanding balance at February 1, 2011	1,582,102	$20.51	1,319,950	$18.05
Exercised/vested	(53,550)	16.32	(255,687)	15.45
Cancelled/forfeited	—	—	(5,043)	27.84

Outstanding balance at April 30, 2011	1,528,552	$20.65	1,059,220	$18.68

	2000 Stock Option Plan
	Shares	Weighted
	subject to	average
	stock options	exercise price
Outstanding balance at February 1, 2011	570,775	$8.57
Exercised	(79,125)	8.90
Cancelled/forfeited	—	—

Outstanding balance at April 30, 2011	491,650	$8.57

Non-Employee Share-Based Compensation Activity. A summary of share-based compensation activity applicable to the non-employee director share-based plans for the three months ended April 30, 2011 is as follows:

	2004
	Directors Incentive Plan		Directors Option Plan
		Weighted
	Restricted	average	Shares	Weighted
	share	grant date	subject to	average
	units	fair value	stock options	fair value
Outstanding balance at February 1, 2011	39,970	$14.01	72,000	$10.80
Outstanding balance at April 30, 2011	39,970	$14.01	72,000	$10.80

In connection with its share-based compensation plans, the Company recorded approximately $3,698 and $1,683 of share-based compensation expense for the three months ended April 30, 2011 and 2010, respectively. As of April 30, 2011, the Company had approximately $29,543 of total unrecognized compensation related to share-based compensation to be expensed through April 2016.
NOTE 11. Borrowings
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

The following table presents information about the facility limits, aggregate amounts of borrowings outstanding as well as availability for borrowings under various bank lines and letters of credit and other credit facilities as of April 30, 2011:

			South
			African			Other
	ABN/RBS	Nedbank	Facilities[1]	US Facility[2]	Spain Facility[3]	Facilities[4]	Total

Credit facility limit	$50,000	$61,000	$145,383	$25,000	$25,000	$147,084	$453,467

Facility usage for bank lines of credit	$9,233	$57,493	$57	$25,000	$24,332	$82,795	$198,910
Letters of credit and guarantees outstanding	42,503	6,631	81,282	—	—	53,530	183,946

Total facility Usage	$51,736	$64,124	$81,339	$25,000	$24,332	$136,325	$382,856

Available, unused capacity	$—	$—	$64,044	$—	$668	$10,759	$75,471
Available for cash withdrawal	$—	$—	$60,503	$—	$668	$10,759	$71,930

[1]	Represents one of the Company’s three largest single-country credit facilities. A portion of the availability under these facilities expires in July 2012 and the remainder expires in July 2014.

[2]	Represents one of the Company’s three largest single-country credit facilities. This facility expires in June 2011.

[3]	Represents one of the Company’s three largest single-country credit facilities. The Company is currently in discussion with the lender regarding the possible refinancing or renewal of this facility.

[4]	Includes cash pooling arrangements utilized by a significant number of the Company’s subsidiaries.
A significant number of the Company’s subsidiaries participate in a cash pooling arrangement administered by a European-based bank, which is used to fund individual subsidiaries’ liquidity needs. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates based on a base rate plus or minus a margin as determined by the type of currency deposited or withdrawn from the cash pool. The facility does not permit cash withdrawals in excess of cash deposits on a global basis. At April 30, 2011, cash deposits exceeded cash withdrawals. Cash deposits of $10,923 and cash withdrawals of $1,508 are included in cash and cash deposits and in bank lines of credit at April 30, 2011.
ABN/RBS Letter of Credit Agreement. On July 9, 2009, the Company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the “ABN/RBS Letter of Credit Agreement”). The ABN/RBS Letter of Credit Agreement provides for an aggregate availability of up to $50,000 in letters of credit as of April 30, 2011. As of April 30, 2011, the aggregate amount of letters of credit outstanding under this facility exceeded the facility limit by approximately $1,736 and the bank has the right, if it desires, to require collateral for such excess. The ABN/RBS Letter of Credit Agreement provided for two separate letter of credit facilities, which are referred to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. The ABN Letter of Credit Facility matures on July 9, 2011. The RBS Letter of Credit Facility matured on December 31, 2009. The Company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.

Nedbank Letter of Credit Agreement. On July 9, 2009, the Company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement (the “Nedbank Letter of Credit Agreement”) with Nedbank Limited, acting through its London Branch. On July 23, 2010, UTi Worldwide Inc. (UTi) and certain of its subsidiaries as guarantors (collectively with UTi, the Obligors) entered into an amendment to the Nedbank Letter of Credit Agreement which amendment, among other things increased the aggregate availability under the Nedbank Letter of Credit Agreement by $25,000, from $36,000 to $61,000. As of April 30, 2011, the aggregate amount of letters of credit outstanding under this facility exceeded the facility limit by approximately $3,124 and the bank has the right, if it desires, to require collateral for such excess. In addition, the amendment provided that in no event shall any letter of credit issued after July 23, 2010 under the Nedbank Letter of Credit Agreement have an expiration date later than July 9, 2011 unless otherwise agreed to by Nedbank. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The Company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the Company and selected subsidiaries.
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
South African Facilities Agreement. On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650,000 South African rand revolving credit facility, which is comprised of a 400,000 South African rand working capital facility and a 250,000 South African rand letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides the Company’s South African operations with a 150,000 South African rand revolving asset-based finance facility. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement. A portion of the availability under the South African Facilities Agreement expires in July 2012 and the remainder expires in July 2014.
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
In addition to the facilities described above, the South African entities have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of April 30, 2011 the value of these contingent liabilities was $46,972.
During the second quarter ended July 31, 2010, the Company entered into a number of new credit facilities with aggregate borrowing credit facility limits of approximately $65,000. Such facilities include those entered into by the Company’s subsidiaries in the U.S. and Spain as well as a borrowing by the parent company, UTi Worldwide, Inc. and generally expire on various dates in calendar 2011 and bear interest at rates determined based on certain benchmark interest rates plus a margin as specified in the underlying agreements. Total borrowings outstanding under such facilities totaled approximately $64,332 at April 30, 2011.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in a cash pooling arrangement which is used by us to fund liquidity needs of the subsidiaries. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates. The facility does not permit aggregate outstanding withdrawals by our subsidiaries under the arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time, as determined on a global basis. At April 30, 2011, cash deposits exceeded cash withdrawals. Under this arrangement, cash withdrawals of $1,508 are included in bank lines of credit and cash deposits of $10,923 are included in cash and cash equivalents on our balance sheet at April 30, 2011.
In addition to the credit, letter of credit, and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the Company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In some cases, the use of these particular letter of credit, guarantee and working capital facilities are restricted to the country in which they originated. These particular letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in the country.
Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities listed above. The total of such bank borrowings at April 30, 2011 and January 31, 2011 was $7,724, and $7,238 respectively. Included in short-term borrowings is a loan from a shipping services company of $4,417 and $4,042 as of April 30, 2011 and January 31, 2011, respectively.
The maximum and average borrowings against bank lines of credit during first quarter of fiscal 2012 were $306,608 and $262,408, respectively. The maximum and average borrowings against bank lines of credit during first quarter of fiscal 2011 were $195,268 and $151,917, respectively.
Long-term Borrowings. The following table presents information about the aggregate amount of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of April 30, 2011:

	2006 Note	2009 Note
	Purchase	Purchase	Other
	Agreement	Agreement	Borrowings	Total

Current portion of long-term borrowings	$33,335	$9,167	$946	$43,448
Long-term borrowings, excluding current portion	—	45,833	26,327	72,160

Total	$33,335	$55,000	$27,273	$115,608

2009 Note Purchase Agreement. On July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes (the “2009 Senior Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The Company is required to repay approximately $9,167, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Senior Notes mature on August 9, 2014. The Company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries. As of April 30, 2011, the principal amount outstanding under the 2009 Senior Notes was $55,000, of which $45,833 is included in long-term bank borrowings on our balance sheet.
2006 Note Purchase Agreement. On July 13, 2006, the Company issued $200,000 of senior unsecured guaranteed notes (the “2006 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) under a note purchase agreement (the “2006 Note Purchase Agreement”, and together with the 2009 Note Purchase Agreement, the “Note Purchase Agreements”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The Company is required to repay approximately $33,333, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The 2006 Senior Notes mature on July 13, 2011. The Company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the Company and selected subsidiaries. As of April 30, 2011, the principal amount outstanding under the 2006 Senior Notes was approximately $33,335 and is included in the current portion of long-term bank borrowings in the consolidated balance sheets.

The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the Company to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of April 30, 2011.
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
The Company intends to replace, refinance or renew its various credit, letters of credit and guarantee facilities before their applicable maturity dates. The Company is in various stages of discussions and negotiations with potential lenders with respect to replacing its facilities which come due in 2011. No assurances can be given that the Company will be able to replace, refinance or renew such facilities and indebtedness or obtain additional financing on terms which the Company considers acceptable, or at all. Changes in the credit markets could adversely affect the terms upon which the Company is able to replace, renew or refinance such facilities and obtain additional indebtedness or other replacement financing. The Company’s short-term or long-term borrowing costs and aggregate outstanding indebtedness could increase as a result of any replacement, renewal or refinancing of its credit facilities and other indebtedness and its efforts to obtain additional financing.
Pharma Property Development Agreements. In connection with the Pharma Property Development Agreements, as of April 30, 2011, the Company has included $20,619 in long-term borrowings as a result of this arrangement. Pursuant to the development agreement, $9,513 of borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate, and the remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. Upon completion of the development agreement, the Company intends to replace the borrowings under this agreement with a long-term replacement financing.
NOTE 12. Uncertain Tax Positions
A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain
	Tax
	Positions	Interest

Balance at February 1, 2011	$5,508	$1,626
Interest	—	168
Foreign currency translation	244	71

Balance at April 30, 2011	$5,752	$1,865

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $5,488 as of April 30, 2011. Tax years 2006 through 2010 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of April 30, 2011 will decrease by up to $1,568 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 and January 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Significant
		Assets	Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
Balance at April 30, 2011:
Assets
Cash and cash equivalents	$304,997	$304,997	$—	$—
Forward exchange contracts	436	—	436	—
Other	1,878	—	—	1,878

Total	$307,311	$304,997	$436	$1,878

Liabilities
Forward exchange contracts	$233	$—	$233	$—
Other	128	—	—	128

Total	$361	$—	$233	$128

Balance at January 31, 2011:
Assets
Cash and cash equivalents	$326,795	$326,795	$—	$—
Forward exchange contracts	445	—	445	—
Other	388	—	—	388

Total	$327,628	$326,795	$445	$388

Liabilities
Forward exchange contracts	$108	$—	$108	$—
Other	649	—	—	649

Total	$757	$—	$108	$649

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
The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended April 30, 2011:

	Assets	Liabilities

Assets:
Balance at February 1, 2011	$388	$649
Additions	1,780	—
Net change in fair value included in earnings	(311)	(554)
Translation adjustment	21	33

Balance at April 30, 2011	$1,878	$128

Fair Value Measurements on Non-Recurring Basis. Certain assets and liabilities are not measured at fair value, but are recognized and disclosed at fair value on a non-recurring basis. During the three months ended April 30, 2011, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to business combinations that closed within the period. For business combinations, the Company uses inputs other than quoted prices that are observable, such as interest rates, cost of capital and market comparable royalty rates, which are applied to income and market valuation approaches, and therefore are classified as Level 2. The fair value of net identifiable tangible and intangible assets acquired and liabilities assumed (excluding goodwill) for business combinations that closed during the period indicated were not material to the Company’s consolidated financial statements.
NOTE 14. Derivative Financial Instruments
The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.
As of April 30, 2011, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of April 30, 2011: $9,004 in Euros; $826 in U.S. dollars; $4,129 in British pound sterling; and, $1,858 in other currencies. As of April 30, 2010, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of April 30, 2010: $5,387 in Euros; $10,602 in U.S. dollars; $1,201 in British pound sterling; and, $2,192 in other currencies. Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.
The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $436 and $445 at April 30, 2011 and January 31, 2011, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $233 and $108 at April 30, 2011 and January 31, 2011, respectively. The Company recorded net gains and losses on foreign currency derivatives of $203 and $121 for the three months ended April 30, 2011 and 2010, respectively.
NOTE 15. Restructuring Charges
During the first quarter of fiscal 2012, the Company incurred restructuring charges related to severance costs within both freight forwarding and contract logistics and distribution, and facility exit costs relating to the closure of underutilized contract logistics facilities in Europe. As of April 30, 2011, the Company has completed its activities with respect to these plans.

Severance. Amounts included in the provision for employee severance benefits for the three months ended April 30, 2011 are as follows:

		Amounts
	Liability at	charged to	Settlements	Liability at
	January 31, 2011	expense	and other	April 30, 2011

Freight Forwarding	$—	$1,973	$(1,973)	$—
Contract Logistics and Distribution	—	962	(962)	—
Corporate	—	—	—	—

Total	$—	$2,935	$(2,935)	$—

Facility exit costs. Amounts charged for other exit costs for the three months ended April 30, 2011 were $1,914, of this amount $1,676 of which were recorded as a liability at April 30, 2011. Unpaid amounts with respect to these charges are expected to be paid during the Company’s second quarter of fiscal 2012. These charges were incurred in the Company’s Contract Logistics and Distribution segment. These charges were incurred in connection with the closure of certain contract logistics facilities in Europe. There were no other exit costs for Freight Forwarding and corporate for the three months ended April 30, 2011.

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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s discussion of the company’s current business plan and strategy and intended costs, benefits and timing thereof, anticipated costs and timing associated with our technology-enabled, business transformation initiative, the anticipated outcome or impact of litigation, regulatory matters and other contingencies, the company’s ability to meet its capital and liquidity requirements for the foreseeable future and its intentions with respect to refinancing, replacing or renewing its credit facilities, the intended timetable for responding to the antitrust investigation in Brazil, anticipated capital and other expenditures, the future impact of recent accounting pronouncements, the number of shares of equity-based compensation that will vest in the future, and all other statements concerning future matters. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including but not limited to the recent economic volatility that has materially impacted trade volumes, transportation capacity, pricing dynamics and overall margins; the financial condition of the company’s customers, the company’s ability to refinance, renew or replace its credit facilities and other indebtedness on commercially reasonable terms or at all; capacity constraints and the company’s ability to secure space on third party airplanes, ocean vessels and other modes of transportation; planned or unplanned consequences of the company’s sales initiatives, procurement initiatives and business transformation efforts; demand for the company’s services; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of volatile fuel costs and changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions and unrest, including in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of the ongoing publicly announced investigations by the United States (U.S.) Department of Justice, the European Commission (EC) and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; disruptions caused by epidemics, conflicts, wars, natural disasters and terrorism; the other risks and uncertainties described herein and in the company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the company’s control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, UTi cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on UTi’s forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in this Quarterly Report on Form 10-Q and in subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.
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
The company’s operations are principally managed by core business operations. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. As discussed above in Note 1 “Presentation of Financial Statements” of our Notes to the Consolidated Financial Statements, our operations are broken into the following reportable segments: (i) Freight Forwarding and (ii) Contract Logistics and Distribution. Certain corporate costs, enterprise-led costs, and various holding company expenses within the group structure are presented separately. There have been no material changes to our reportable segments since January 31, 2011, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 on file with the SEC.
A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airgreight or containers for ocean freight, which are most commonly expressed as twenty foot units (TEUs).
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
Acquisitions. Acquisitions affect the comparison of our results between periods prior to when acquisitions are made and to the comparable periods in subsequent years, depending on the date of acquisition (e.g. acquisitions made on February 1, the first day of the first quarter of our fiscal year, will only affect a comparison with the prior year’s results and will not affect a comparison to the following years’ results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of the respective acquisitions. We consider the operating results of an acquired business during the first twelve months following the date of acquisition to be an “acquisition impact” or “benefit from acquisitions”. Thereafter we consider the growth in an acquired business’s results to be “organic growth”. During the three months ended April 30, 2011, we did not make any acquisitions.
Seasonality. Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand or are based on just-in-time production schedules. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that these historical seasonal patterns will continue in future periods.
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2011, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, on file with the SEC. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
Segment Operating Results. The company’s operations are principally managed by core business operations. As discussed above in Note 1 “Presentation of Financial Statements” of our Notes to the Consolidated Financial Statements, our operations are broken into the following reportable segments: (i) Freight Forwarding and (ii) Contract Logistics and Distribution. Certain corporate costs are allocated to the operating segments directly. The remaining corporate costs are those that are not specifically attributable to operating segments and are presented separately. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. For purposes of this discussion and analysis, we believe net revenue (the term we use to describe revenues less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. In contrast to the Freight Forwarding segment, we believe revenue is a better measure of the growth in our Contract Logistics and Distribution segment because this segment does not incur carrier costs (and related fuel surcharges) in the same manner as freight forwarding, and purchased transportation costs under this segment primarily relate to the truck brokerage operation in the Americas region and certain logistics related expense which are directly related to revenue.
Three months ended April 30, 2011 compared to three months ended April 30, 2010
The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended April 30, 2011 compared to the three months ended April 30, 2010:
Freight Forwarding

	Freight Forwarding
	Three months ended April 30,
			Change	Change
	2011	2010	Amount	Percentage
Revenues:
Airfreight forwarding	$439,029	$367,692	$71,337	19%
Ocean freight forwarding	281,578	271,832	9,746	4
Customs brokerage	30,253	25,435	4,818	19
Other	78,893	56,815	22,078	39

Total revenues	829,753	721,774	107,979	15

Purchased transportation costs:
Airfreight forwarding	350,177	293,542	56,635	19
Ocean freight forwarding	234,235	227,186	7,049	3
Customs brokerage	1,554	1,570	(16)	(1)
Other	59,284	40,037	19,247	48

Total purchased transportation costs	645,250	562,335	82,915	15

Net revenues:
Airfreight forwarding	88,852	74,150	14,702	20
Ocean freight forwarding	47,343	44,646	2,697	6
Customs brokerage	28,699	23,865	4,834	20
Other	19,609	16,778	2,831	17

Total net revenues	184,503	159,439	25,064	16

Yields:
Airfreight forwarding	20.2%	20.2%		—
Ocean freight forwarding	16.8%	16.4%		—

Staff costs	109,667	94,390	15,277	16
Depreciation	4,388	3,832	556	15
Amortization of intangible assets	1,086	1,030	56	5
Severance and restructuring charges	1,973	—	1,973	100
Other operating expenses	48,664	46,370	2,294	5

Operating income	$18,725	$13,817	$4,908	36%

Airfreight Forwarding. Airfreight forwarding revenues increased $71.3 million, or 19%, for the first quarter of fiscal 2012, compared to the corresponding prior year period. The increase in airfreight forwarding revenues was primarily the result of increased volumes, and fuel surcharges over the corresponding prior year period as well as foreign currency fluctuations. Airfreight volumes increased approximately 9% for the first quarter of fiscal 2012 when compared to the corresponding prior year period. Airfreight volumes were strong during the first quarter of fiscal 2012, despite more challenging comparatives compared to the corresponding prior year period. Strong volumes were reflective of new business wins and continued low inventory levels as shippers cautiously assess the direction of the global economy. Foreign currency fluctuations also contributed $14.6 million to the increase for the first quarter of 2012, compared to the prior year period, as the U.S. dollar, our reporting currency, was at weaker levels during the current period compared to other major global currencies. Fuel surcharges increased approximately $37.5 million for the first quarter of fiscal 2012 when compared to the prior year comparable period as a result of an increase in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues.
Airfreight forwarding net revenues increased $14.7 million, or 20%, for the first quarter of fiscal 2012, compared to the corresponding prior year period. The increase in airfreight net revenues for the first quarter of fiscal 2012 was primarily a result of a 9% increases in freight volume and a 10% increase in net revenue per kilo, when compared to the corresponding prior year period. The increase in net revenue per kilo reflected declines in carrier spot rates compared to the corresponding prior year period. Foreign currency fluctuations contributed $3.0 million, to the increase for the first quarter of 2012, compared to the corresponding prior year period. Our freight forwarding yields are computed as net revenues divided by revenues. Airfreight yields for the first quarter of fiscal 2012 were consistent with the corresponding prior year period. However when compared on a sequential basis to the fourth quarter of fiscal 2011, yields decreased 180 basis points from 22.0%.
Ocean Freight Forwarding. Ocean freight forwarding revenues increased $9.7 million, or 4%, for the first quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations contributed $11.7 million to the increase for the first quarter of 2012, compared to the prior year period. Ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs), were at slightly lower levels for the first quarter of 2012, compared to the corresponding prior year period, primarily due to unseasonably strong volumes in the first quarter of last year, and the exit from low-yielding business that we handled in the prior year quarter.
Ocean freight forwarding net revenues increased $2.7 million, or 6%, for the first quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations contributed $1.8 million to the increase for the first quarter of 2012, compared to the prior year period. Ocean freight volumes, as expressed in TEUs, were at slightly lower levels for the first quarter of 2012, compared to the corresponding prior year period. Ocean freight yields increased approximately 40 basis points to 16.8% from 16.4% during the first quarter of fiscal 2012, compared to the corresponding prior year period, which is partially reflective of the exit from low-yielding businesses from the prior year quarter.
Customs Brokerage and Other. Customs brokerage revenues increased $4.8 million, or 19%, for the first quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations contributed $1.3 million to the increase in revenues for the first quarter of 2012, compared to the prior year period. Customs brokerage net revenues increased $4.8 million, or 20%, for the first quarter of fiscal 2012, compared to the corresponding prior year period. The number of total clearances was consistent for the first quarter of 2012, compared to the prior year period. The increase in net revenue was attributable to an increase in net revenue per clearance as well as foreign currency fluctuations.
Other freight forwarding related revenues increased $22.1 million, or 39%, for the first quarter of fiscal 2012, primarily due to increases in international road freight and distribution volumes as well as increased fuel surcharges associated with road freight distribution. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Foreign currency fluctuations contributed $3.9 million to the increase for the first quarter of 2012, compared to the prior year period. Other freight forwarding related net revenues increased $2.8 million, or 17%, compared to the corresponding prior year period.

Severance and restructuring charges. Severance and restructuring costs in our freight forwarding segment were $2.0 million for the first quarter of fiscal 2012. No such costs were incurred in the corresponding prior year period. These costs were comprised of $2.0 million of severance costs related to transformation activities during the quarter.
Operating Expenses. Staff costs in our freight forwarding segment increased $15.3 million, or 16%, for the first quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations contributed $3.2 million to the increase in staff costs for the first quarter of 2012, compared to the prior year period. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 13% for the first quarters of each of fiscal 2012 and 2011. Other operating costs in the freight forwarding segment increased $2.3 million, or 5%, for the first quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations contributed $1.1 million to the increase in other operating costs in the freight forwarding segment for the first quarter of 2012, compared to the prior year period. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms or TEUs, and increased shipment counts largely contributed to the increase in these costs for the period.
Contract Logistics and Distribution

	Contract Logistics and Distribution
	Three months ended April 30,
			Change	Change
	2011	2010	Amount	Percentage
Revenues:
Contract logistics	$198,979	$177,010	$21,969	12%
Distribution	129,353	117,374	11,979	10
Other	40,620	38,998	1,622	4

Total revenues	368,952	333,382	35,570	11

Purchased transportation costs:
Contract logistics	45,153	35,723	9,430	26
Distribution	87,859	79,117	8,742	11
Other	9,866	12,233	(2,367)	(19)

Total purchased transportation costs	142,878	127,073	15,805	12

Staff costs	116,713	106,977	9,736	9
Depreciation	7,394	7,228	166	2
Amortization of intangible assets	1,719	2,314	(595)	(26)
Severance and restructuring charges	2,876	—	2,876	100
Other operating expenses	83,756	73,024	10,732	15

Operating income	$13,616	$16,766	$(3,150)	(19)%

Contract logistics revenues increased $22.0 million, or 12%, for the first quarter of fiscal 2012, compared to the corresponding prior year period. The increase of contract logistics revenue was primarily due to increases in existing business activity, compared to the same period last year. Foreign currency fluctuations contributed $6.4 million to the increase for the first quarter of 2012, compared to the prior year period.
Distribution revenues increased $12.0 million, or 10%, for the first quarter of fiscal 2012, compared to the corresponding prior year period. The increase is the result of increased distribution volumes as well as increased fuel surcharges. Movements in fuel surcharges impact revenues but generally do not have a material long-term impact on net revenues. However, due to numerous increases in fuel prices, net revenue growth in the quarter was lower than revenue growth as fuel surcharges were passed onto our clients at a slower rate than they were incurred by us. Foreign currency fluctuations contributed $2.4 million to the increase for the first quarter of 2012, compared to the prior year period.
Staff costs in our contract logistics and distribution segment increased $9.7 million, or 9%, for the first quarter of fiscal 2012, compared to the corresponding prior year period. The majority of the increase of staff costs in our contract logistics and distribution segment was due to an increase in the number of client sites and an increase in logistics volumes over the corresponding prior year period. In addition, our U.S. contract logistics business was negatively impacted by higher medical and unemployment insurance costs during the first quarter of fiscal 2012. Foreign currency fluctuations contributed $2.8 million to the increase for the first quarter of 2012, compared to the prior year period.

Severance and restructuring charges. Severance and restructuring costs in our contract logistics and distribution segment were $2.9 million for the first quarter of fiscal 2012. There were no such costs in the corresponding prior year period. These costs were comprised of $2.9 million of severance and facility exit costs associated with the closure of certain underutilized contract logistics facilities in Europe.
Corporate
Staff costs at corporate were $7.0 million for the first quarter of fiscal 2012, compared to $5.6 million during the corresponding prior year period. Other operating expenses at corporate were $5.3 million for the first quarter of fiscal 2012, compared to $5.6 million during the corresponding prior year period. Included in staff cost and other operating expenses at corporate are $0.5 million and $0.6 million, respectively, related to the company’s transformation initiatives during the current quarter.
Interest expense, net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes and capital lease obligations. Interest income increased $1.7 million and interest expense increased $1.8 million for the first quarter of fiscal 2012, compared to the corresponding prior year period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.
Other income and expenses, net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and withholding taxes and various other taxes not related to income taxes. Other income, net of expenses, was $0.2 million in the first quarter of fiscal 2012, compared to $0.8 million for the corresponding prior year period.
Provision for income taxes. Our effective income tax rate for the first quarter of fiscal 2012 was 29%, resulting in a provision for income taxes of $4.2 million compared to pretax income of $14.7 million. Our effective income tax rate for the first quarter of fiscal 2011 was 31%. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions.
Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $1.8 million for the first quarter of fiscal 2012, compared to $0.7 million for the corresponding prior year period.
The following table shows the revenues attributable to the company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended April 30,
	2011			2010
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$273,831	$56,471	$330,302	$230,394	$65,194	$295,588
Americas	176,057	202,725	378,782	150,100	173,304	323,404
Asia Pacific	257,588	13,046	270,634	255,062	9,187	264,249
Africa	122,277	96,710	218,987	86,218	85,697	171,915

Total	$829,753	$368,952	$1,198,705	$721,774	$333,382	$1,055,156

	Three months ended April 30,
	2011			2010
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$64,970	$38,025	$102,995	$58,813	$39,649	$98,462
Americas	45,609	99,373	144,982	40,772	90,531	131,303
Asia Pacific	48,171	8,850	57,021	38,737	6,620	45,357
Africa	25,753	79,826	105,579	21,117	69,509	90,626

Total	$184,503	$226,074	$410,577	$159,439	$206,309	$365,748

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended
	April 30,
	2011	2010

Revenues:
Airfreight forwarding	$439,029	$367,692
Ocean freight forwarding	281,578	271,832
Customs brokerage	30,253	25,435
Contract logistics	198,979	177,010
Distribution	129,353	117,374
Other	119,513	95,813

Total	$1,198,705	$1,055,156

Purchased transportation costs:
Airfreight forwarding	$350,177	$293,542
Ocean freight forwarding	234,235	227,186
Customs brokerage	1,554	1,570
Contract logistics	45,153	35,723
Distribution	87,859	79,117
Other	69,150	52,270

Total	$788,128	$689,408

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended
	April 30,
	2011	2010

Revenues:
Airfreight forwarding	36%	35%
Ocean freight forwarding	23	26
Customs brokerage	3	2
Contract logistics	17	17
Distribution	11	11
Other	10	9

Total revenues	100	100

Purchased transportation costs:
Airfreight forwarding	29	28
Ocean freight forwarding	20	22
Customs brokerage	*	*
Contract logistics	4	3
Distribution	7	7
Other	6	5

Total purchased transportation costs	66	65

Staff costs	19	20
Depreciation	1	1
Amortization of intangible assets	*	*
Severance and restructuring charges	*	*
Other operating expenses	12	12

Total operating expenses	98	98

Operating income	2	2
Interest income	*	*
Interest expense	(1)	(1)
Other income	*	*

Pretax income	1	1
Provision for income taxes	*	*

Net income	1	1
Net income attributable to noncontrolling interests	*	*

Net income attributable to UTi Worldwide Inc.	1%	1%

*	Less than one percent.
Liquidity and Capital Resources
As of April 30, 2011, our cash and cash equivalents totaled $305.0 million, representing a decrease of $21.8 million from January 31, 2011. The decrease resulted from a decrease of $41.1 million of net cash used in our operating, investing and financing activities, offset by an increase of $19.3 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2011.
Cash Used In Operating Activities. The seasonal increase in volumes and carrier rates during the first three months of fiscal 2012 necessitated significant working capital to fund duties and carrier costs on behalf of clients, resulting in cash used in operating activities compared to net income for the corresponding period. During the first quarter of fiscal 2012, we used approximately $43.6 million in net cash from operating activities. This resulted from deferred income taxes of $1.7 million, an increase in trade receivables and other current assets of $99.9 million offset by net income of $10.5 million plus depreciation and amortization of intangible assets totaling $15.9 million, provision for doubtful accounts of $1.1 million, an increase in trade payables and other current liabilities of $25.8 million, and an increase in other items totaling $4.7 million.

The company’s primary source of liquidity is the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment. The company experiences increased activity associated with its peak season, generally during the second and third fiscal quarters, requiring significant client disbursements. During the second quarter and the first half of the third quarter, this seasonal growth in client receivables tends to consume available cash. Historically the second half of the third quarter and the fourth quarter tend to generate significant cash as cash collections usually exceed client cash disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash.
In addition to cash generated from the company’s income generating activities, when the company acts as a customs broker, we make significant cash advances on behalf of our clients to the various customs authorities around the world, predominantly in countries where our clients are importers of goods such as South Africa and Israel. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses. However, these advances temporarily consume cash as these items are typically paid to third parties in advance of reimbursement from our clients. Accordingly, on a comparative basis, operating cash flows are typically stronger in periods of declining logistics activity and are comparably weaker in periods of volume growth as the company must disburse cash in advance of collections from clients. The significant increases in volumes and carrier rates during the first three months of fiscal 2012 necessitated significant working capital to fund custom duties and taxes on behalf of clients, and carrier disbursements resulting from higher volumes and rates.
During the first quarter of fiscal 2012, advances for customs duties and taxes were approximately $1,015.5 million, a decrease of $32.5 million when compared to approximately $1,048.0 million for the corresponding prior year period. This change in customs duties and taxes was primarily attributable to changes in the number of clearances and the value of goods imported over the comparable periods.
On a comparative basis, during the first quarter of fiscal 2012, net cash used in operating activities was $43.6 million, compared to net income of $10.5 million for the same period in fiscal 2012. By comparison, during the first quarter of fiscal 2011, net cash used in operating activities was $28.5 million, compared to net income of $10.7 million for the same period in fiscal 2011. Increased volumes and freight activities during the first quarter of fiscal 2012 compared to the corresponding prior year period resulted in greater consumption of cash on a comparative basis during the period. Usage of cash during the first quarter of fiscal 2012 was at a rate that is consistent with our seasonal norms prior to the recent economic downturn.
Cash Used in Investing Activities. Cash used for investing activities for the three months ended April 30, 2011 and 2010 was $9.8 million and $6.0 million, respectively. The increase was partially attributable to the increased development activities with respect to certain business transformation initiatives, including the development of our next generation freight forwarding system, and other software related activities. During the first quarter of fiscal 2012, we used $5.2 million of cash relating to these business transformation initiatives, as compared to $0.6 million for the first quarter of fiscal 2011. In addition, $3.9 million of cash was used for capital expenditures consisting primarily of computer hardware and software and furniture, fixtures and equipment for the three months ending April 30, 2011. During the normal course of operations, the company has a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. Inclusive of these technology upgrades and business transformation initiatives, the company currently expects to incur an aggregate of approximately $86.0 million for capital expenditures for fiscal 2012, which will be incurred through both cash purchases and leasing facilities.

The following outlines our estimated future contingent earn-out payments associated with prior acquisitions:
• We have one potential contingent earn-out payment remaining related to our acquisition of UTi Pharma Slovakia, s.r.o. which is subject to a maximum of $3.0 million in the aggregate and is to be calculated based on a multiple of the acquired operation’s earnings for the fiscal year ending January 31, 2012.
• We have three potential contingent earn-out payments remaining related to our acquisitions of the remaining ownership interest in UTI Inventory Management Solutions Limited and UTI Inventory Management Solutions Limited Partnership, based on estimated net revenue to be earned from a single client for each of the next three fiscal years ending January 31, 2012, 2013 and 2014. The company’s aggregate obligation with respect to these contingent earn-out payments is estimated to be $0.6 million. An earn-out payment related to the fiscal year ended January 31, 2011 for these acquisitions totaling $0.03 million was paid in April 2011.
Cash Provided by Financing Activities. Our financing activities during the first quarter of fiscal 2012 provided $12.3 million of cash, primarily due to proceeds from bank lines of credit of $28.9 million, net borrowings under revolving lines of credit of $9.1 million, and net proceeds from the issuance of ordinary shares of $1.3 million offset by repayments of bank lines of credit and long term borrowings, totaling $22.0 million, repayments of capital lease obligations totaling $4.4 million, and the acquisition of a noncontrolling interest of one of the company’s subsidiaries of $1.2 million. Other net financing activities provided $0.5.
Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive income is a result of foreign currency translation adjustments, net of tax and other adjustments. Such gains and adjustments were $44.0 million and $7.5 million, for the three months ended April 30, 2011 and 2010 respectively. Foreign currency fluctuations during the first quarter of fiscal 2012 were pronounced as the US dollar depreciated significantly against other major currencies during the quarter.
Pharma Property Development Agreements. During the first quarter of fiscal 2012, the company entered into various agreements providing for the development of a logistics facility to be used in the company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which cost includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. The company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. As of April 30, 2011, included in both property, plant and equipment, and long-term borrowings, is $20.6 million under this arrangement. The amount included in long-term borrowings represents an obligation to the developer under the agreement. The company currently estimates that its total capital commitments under this arrangement will be approximately $45.0 million, excluding warehouse-related equipment, and that the property development activities will be conducted over a several year period. Upon completion of the development agreement, the company intends to replace the borrowings under this agreement with a long-term replacement financing.

Credit Facilities and Senior Notes
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
The following table presents information about the facility limits, aggregate amounts of borrowings outstanding as well as availability for borrowings under the various bank lines and letters of credit and other credit facilities as of April 30, 2011 (in thousands).

			South
			African			Other
	ABN/RBS	Nedbank	Facilities[1]	US Facility[2]	Spain Facility[3]	Facilities[4]	Total

Credit facility limit	$50,000	$61,000	$145,383	$25,000	$25,000	$147,084	$453,467

Facility usage for bank lines of credit	$9,233	$57,493	$57	$25,000	$24,332	$82,795	$198,910
Letters of credit and guarantees outstanding	42,503	6,631	81,282	—	—	53,530	183,946

Total facility usage	$51,736	$64,124	$81,339	$25,000	$24,332	$136,325	$382,856

Available, unused capacity	$—	$—	$64,044	$—	$668	$10,759	$75,471
Available for cash withdrawal	$—	$—	$60,503	$—	$668	$10,759	$71,930

[1]	Represents one of our three largest single-country credit facilities. A portion of the availability under these facilities expires in July 2012 and the remainder expires in July 2014.

[2]	Represents one of our three largest single-country credit facilities. This facility expires in June 2011.

[3]	Represents one of our three largest single-country credit facilities. The company is currently in discussion with the lender regarding the possible refinancing or renewal of this facility.

[4]	Includes cash pooling arrangements utilized by a significant number of the company’s subsidiaries.
A significant number of our subsidiaries participate in a cash pooling arrangement administered by a European-based bank, which is used to fund individual subsidiaries’ liquidity needs. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates based on a base rate plus or minus a margin as determined by the type of currency deposited or withdrawn from the cash pool. The facility does not permit cash withdrawals in excess of cash deposits on a global basis. At April 30, 2011, cash deposits exceeded cash withdrawals. Cash deposits of $10.9 million and cash withdrawals $1.5 million are included in cash and cash deposits and in bank lines of credit at April 30, 2011.

ABN/RBS Letter of Credit Agreement. On July 9, 2009, the company and certain of its subsidiaries entered into a letter of credit facility pursuant to an agreement with ABN AMRO N.V. (ABN) and The Royal Bank of Scotland plc. (the “ABN/RBS Letter of Credit Agreement”). The ABN/RBS Letter of Credit Agreement provided for an aggregate availability of up to $50.0 million in letters of credit as of April 30, 2011. As of April 30, 2011, the aggregate amount of letters of credit outstanding under this facility exceeded the facility limit by approximately $1.7 million and the bank has the right, if it desires, to require collateral for such excess. The ABN/RBS Letter of Credit Agreement originally provided for two separate letter of credit facilities, which we refer to as the ABN Letter of Credit Facility and the RBS Letter of Credit Facility. The ABN Letter of Credit Facility matures on July 9, 2011. The RBS Letter of Credit Facility matured on December 31, 2009. The company’s obligations under the ABN/RBS Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.
Nedbank Letter of Credit Agreement. On July 9, 2009, the company and certain of its subsidiaries also entered into a letter of credit facility pursuant to an agreement (the “Nedbank Letter of Credit Agreement”) with Nedbank Limited, acting through its London Branch. On July 23, 2010, UTi Worldwide Inc. (UTi) and certain of its subsidiaries as guarantors (collectively with UTi, the Obligors) entered into an amendment to the Nedbank Letter of Credit Agreement which amendment among other things increased the availability under the Nedbank Letter of Credit Agreement by $25.0 million, from $36.0 million to $61.0 million. As of April 30, 2011, the aggregate amount of letters of credit outstanding under this facility exceeded the facility limit by approximately $3.1 million and the bank has the right, if it desires, to require collateral for such excess. In addition, the amendment provided that in no event shall any letter of credit) issued after July 23, 2010 under the Nedbank Letter of Credit Agreement have an expiration date later than July 9, 2011 unless otherwise agreed to by Nedbank. The Nedbank Letter of Credit Agreement matures on July 9, 2011. The company’s obligations under the Nedbank Letter of Credit Agreement are guaranteed by the company and selected subsidiaries.
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
South African Facilities Agreement. On July 9, 2009, certain of the company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650.0 million South African rand revolving credit facility, which is comprised of a 400.0 million South African rand working capital facility and a 250.0 million South African rand letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides the company’s South African operations with a 150.0 million South African rand revolving asset-based finance facility. The obligations of the company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement. A portion of the availability under the South African Facilities Agreement expires in July 2012 and the remainder expires in July 2014.
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

In addition to the facilities described above, the South African entities have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of April 30, 2011 the value of these contingent liabilities was $47.0 million.
During the second quarter ended July 31, 2010, the company entered into a number of new credit facilities with aggregate borrowing credit facility limits of approximately $65.0 million. Such facilities include those entered into by the company’s subsidiaries in the U.S. and Spain as well as a borrowing by the parent company, UTi Worldwide, Inc. and generally expire on various dates in calendar 2011 and bear interest at rates determined based on certain benchmark interest rates plus a margin as specified in the underlying agreements. Total borrowings outstanding under such facilities totaled approximately $64.3 million as of April 30, 2011.
Cash Pooling Arrangements. A significant number of our subsidiaries participate in a cash pooling arrangement which we use to fund liquidity needs of the subsidiaries. The cash pooling arrangement has no stated maturity date and yields and bears interest at varying rates. The facility does not permit aggregate outstanding withdrawals by our subsidiaries under the arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time, as determined on a global basis. At April 30, 2011, cash deposits exceeded cash withdrawals. Under the arrangement, cash withdrawals of $1.5 million are included in bank lines of credit and cash deposits of $10.9 million are included in cash and cash equivalents on our balance sheet at April 30, 2011.
In addition to the credit, letter of credit, and guarantee facilities provided under the Letter of Credit Agreements and the South African Facilities Agreement, the company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In some cases, the use of these particular letter of credit guarantee and working capital facilities are restricted to the country in which they originated. These particular letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in the country.
Short-term Borrowings. The company also has a number of short-term borrowings issued by various parties, not covered under the facilities listed above. The total of such bank borrowings at April 30, 2011 and January 31, 2011 was $7.7 million, and $7.2 million, respectively. Included in short-term borrowings is a loan from a shipping services company of $4.4 million and $4.0 million as of April 30, 2011 and January 31, 2011, respectively.
The maximum and average borrowings against bank lines of credit during the first quarter of fiscal 2012 were $306.6 million and $262.4 million, respectively. The maximum and average borrowings against bank lines of credit during first quarter of fiscal 2011 were $195.3 million and $151.9 million, respectively.
Long-term Borrowings. The following table presents information about the aggregate amount of the company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of April 30, 2011 (in thousands):

	2006 Note	2009 Note
	Purchase	Purchase	Other
	Agreement	Agreement	Borrowings	Total

Current portion of long-term borrowings	$33,335	$9,167	$946	$43,448
Long-term borrowings, excluding current portion	—	45,833	26,327	72,160

Total	$33,335	$55,000	$27,273	$115,608

2009 Note Purchase Agreement. On July 9, 2009, the company issued $55.0 million of senior unsecured guaranteed notes (the “2009 Senior Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Senior Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The company is required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Senior Notes mature on August 9, 2014. The company’s obligations under the 2009 Senior Notes and the 2009 Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of April 30, 2011, the principal amount outstanding under the 2009 Senior Notes was $55.0 million, of which $45.8 million is included in long-term bank borrowings on our consolidated balance sheet.

2006 Note Purchase Agreement. On July 13, 2006, the company issued $200.0 million of senior unsecured guaranteed notes (the “2006 Senior Notes” and, together with the 2009 Senior Notes, the “Senior Notes”) under a note purchase agreement (the “2006 Note Purchase Agreement”, and together with the 2009 Note Purchase Agreement, the “Note Purchase Agreements”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2006 Senior Notes bear interest at a rate of 6.31% per annum, payable semi-annually, on the 13th day of each January and July. The company is required to repay approximately $33.3 million, or such lesser principal amount as shall then be outstanding, on each January 13th and July 13th up to and including July 13, 2011. The 2006 Senior Notes mature on July 13, 2011. The company’s obligations under the 2006 Senior Notes and the 2006 Note Purchase Agreement are guaranteed by the company and selected subsidiaries. As of April 30, 2011, the principal amount outstanding under the 2006 Senior Notes was approximately $33.3 million, and is included in the current portion of long-term bank borrowings in the consolidated balance sheets.
The Letter of Credit Agreements, the South African Facilities Agreement, and the Note Purchase Agreements require the company to comply with financial and other covenants and certain change of control provisions. Some of the covenants include maintaining a specified net worth, maintaining a specified ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and minimum interest charge coverage requirements, among others. Should the company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes, the Letter of Credit Agreements and the South African Facilities Agreement could become immediately due and payable and the Letter of Credit Agreements and the South African Facilities Agreement could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The company was in compliance with all the covenants set forth in the Note Purchase Agreements, the Letter of Credit Agreements and the South African Facilities Agreement as of April 30, 2011.
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
We intend to replace, refinance or renew our various credit, letters of credit and guarantee facilities before their applicable maturity dates. We are in various stages of discussions and negotiations with potential lenders with respect to replacing our facilities which come due in 2011. No assurances can be given that we will be able to replace, refinance or renew such facilities and indebtedness or obtain additional financing on terms which we consider acceptable, or at all. Changes in the credit markets could adversely affect the terms upon which we are able to replace, renew or refinance such facilities and obtain additional indebtedness or other replacement financing. Our short-term or long-term borrowing costs and aggregate outstanding indebtedness could increase as a result of any replacement, renewal or refinancing of our credit facilities and other indebtedness and our efforts to obtain additional financing.
Pharma Property Development Agreements. In connection with the Pharma Property Development Agreements, as of April 30, 2011, the company has included $20.6 million in long-term borrowings. Pursuant to the development agreement, $9.5 million of borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate, and the remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. Upon completion of the development agreement, the company intends to replace the borrowings under this agreement with a long-term replacement financing.

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
There have been no significant changes in the company’s critical accounting policies during the first quarter of fiscal 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
As of April 30, 2011, there had been no material changes to our exposure to market risks since January 31, 2011, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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
Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of April 30, 2011. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 30, 2011.
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
In 2008, 2009 and 2011, we responded to requests for information issued by the European Commission (EC) requesting information and records relating to the EC’s investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010. We attended a hearing in July 2010 to discuss our position with the EC officials.
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
In November 2009, one of our subsidiaries received a summons from the South African Competition Commission (“SACC”) requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In January 2010, we responded to this request. On April 14, 2011, one of the company’s subsidiaries was notified that the SACC has decided to refer a complaint against various freight forwarding companies, including such subsidiary, to the South African Competition Tribunal (the “Tribunal”) for adjudication. The Commission’s complaint stems from its previously disclosed investigation into alleged anti-competitive behavior by a number of freight forwarders and alleges infringements of South African competition law with respect to certain surcharges and fees.
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
We have incurred, and we expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, the EC, the SACC or any other regulatory body concludes that we have engaged in anti-competitive behavior, we could incur significant additional legal fees and other costs, which could include fines and/or penalties, which may be material to our consolidated financial statements.

South Africa Revenue Service Matter. The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has objected to this claim and, together with its legal and tax advisors, believes that the owner drivers are not “employees” and that accordingly there is no tax liability in respect of these owner drivers in terms of the South African income tax act. Historically, this matter related to the years 2002 and 2003. In March 2011, the South African Revenue Service extended the years under review to include the years 2006 and 2007. The aggregate amount claimed by the South African Revenue Service for all years under review is approximately $10.9 million based on exchange rates as of April 30, 2011. The tax years 2004 and 2005 are not under assessment.
Per Transport Litigation. The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $14.1 million, based on exchange rates as of April 30, 2011. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company has agreed to indemnify these individuals in connection with these proceedings.

Item 1A.	Risk Factors
Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as well as any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q. The disclosures in our Annual Report on Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, except as provided in any amendments, additions and changes thereto as set forth below.
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

In 2008, 2009 and 2011, we responded to requests for information issued by the European Commission (“EC”) requesting information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to air freight forwarding services in the European Union/European Economic Area. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010. We attended a hearing in July 2010 to discuss our position with the EC officials.
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
In November 2009, one of our subsidiaries received a summons from the South African Competition Commission (“SACC”) requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In January 2010, we responded to this request. On April 14, 2011, one of the Company’s subsidiaries was notified that the SACC has decided to refer a complaint against various freight forwarding companies, including such subsidiary, to the South African Competition Tribunal (the “Tribunal”) for adjudication. The Commission’s complaint stems from its previously disclosed investigation into alleged anti-competitive behavior by a number of freight forwarders and alleges infringements of South African competition law with respect to certain surcharges and fees.
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
The resolution of the pending investigations by the U.S. DOJ, the EC, the SACC and other foreign governmental agencies, the process of dealing with any future domestic or foreign governmental investigations, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to these matters could result in significant costs and expenses. Dealing with investigations and regulatory inquiries can be time consuming and diverts the attention of our key employees from the conduct of our business. If any of the governmental investigations result in a determination adverse to us and/or our current or former officers, directors and employees or if we do not prevail in the civil litigation, we may be subject to criminal prosecution and substantial fines and penalties and liable for damages. Furthermore, any negative outcome or publicity that may occur from these investigations and litigation could impact our relationships with clients and our ability to generate revenue. These or other negative developments with respect to such governmental investigations or civil litigation could harm our business, operating results, cash flow, financial condition, reputation and prospects.

Item 6.	Exhibits

Exhibit		Description

3.1		Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)
3.2		Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)
10.1	+
Master Services Agreement between Mr. William Gates and the company, dated as of February 1, 2011 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.2	+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: June 6, 2011	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: June 6, 2011	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President — Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit		Description

3.1		Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)
3.2		Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)
10.1	+
Master Services Agreement between Mr. William Gates and the company, dated as of February 1, 2011 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.2	+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement