Form 10-Q
period 2011-07-31
UTi WORLDWIDE INC
filed 2011-09-08
CIK 1124827

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2011
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
Yes ☐      No ☑
At September 7, 2011, the number of shares outstanding of the issuer’s ordinary shares was 102,766,799.

UTi Worldwide Inc.
Report on Form 10-Q
For the Quarter Ended July 31, 2011

PART I. Financial Information	2

Item 1. Financial Statements (unaudited)	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	49

Item 4. Controls and Procedures	50

PART II. Other Information	51

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	52

Item 5. Other Information	54

Item 6. Exhibits	55

Signatures	56

Exhibit Index	57

Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

- i -

Part I. Financial Information

Item 1.	Financial Statements
Consolidated Statements of Income
For the three and six months ended July 31, 2011 and 2010
(in thousands, except share and per share amounts)

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
	(Unaudited)

Revenues	$1,297,358	$1,151,090	$2,496,063	$2,206,246

Purchased transportation costs	853,962	772,020	1,642,090	1,461,428
Staff costs	243,135	204,519	476,480	411,520
Depreciation	11,792	11,263	24,233	22,675
Amortization of intangible assets	4,773	3,163	8,228	6,507
Severance and exit costs	3,483	—	8,332	—
Other operating expenses	140,472	126,224	278,166	251,263

Operating income	39,741	33,901	58,534	52,853
Interest income	5,249	3,344	9,477	5,903
Interest expense	(9,116)	(7,270)	(17,568)	(13,948)
Other income, net	223	171	399	1,015

Pretax income	36,097	30,146	50,842	45,823
Provision for income taxes	11,259	9,319	15,494	14,255

Net income	24,838	20,827	35,348	31,568

Net income attributable to noncontrolling interests	1,965	1,958	3,732	2,625

Net income attributable to UTi Worldwide Inc.	$22,873	$18,869	$31,616	$28,943

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.22	$0.19	$0.31	$0.29

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.22	$0.19	$0.31	$0.28

Number of weighted average common shares outstanding used for per share calculations
Basic shares	102,660,019	100,631,550	102,389,521	100,360,009
Diluted shares	103,580,890	101,707,067	103,462,353	101,702,457
See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets
As of July 31, 2011 and January 31, 2011
(in thousands, except share amounts)

	July 31,	January 31,
	2011	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$315,778	$326,795
Trade receivables (net of allowance for doubtful accounts of $15,141 and $13,676 as of July 31, 2011 and January 31, 2011, respectively)	1,049,586	879,842
Deferred income taxes	16,066	20,400
Other current assets	147,633	131,295

Total current assets	1,529,063	1,358,332
Property, plant and equipment (net of accumulated depreciation of $222,569 and $206,584 as of July 31, 2011 and January 31, 2011, respectively)	208,944	175,700
Goodwill	435,374	423,974
Other intangible assets, net	111,094	91,604
Investments	1,165	1,102
Deferred income taxes	32,753	29,526
Other non-current assets	40,560	32,467

Total assets	$2,358,953	$2,112,705

LIABILITIES & EQUITY
Bank lines of credit	$103,893	$170,732
Short-term borrowings	5,298	7,238
Current portion of long-term borrowings	12,142	34,232
Current portion of capital lease obligations	16,647	16,232
Trade payables and other accrued liabilities	928,041	822,887
Income taxes payable	6,902	8,521
Deferred income taxes	3,949	3,881

Total current liabilities	1,076,872	1,063,723

Long-term borrowings, excluding current portion	225,420	61,230
Capital lease obligations, excluding current portion	17,811	19,158
Deferred income taxes	30,259	30,487
Other non-current liabilities	38,327	37,943

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock — ordinary shares of no par value: 102,753,464 and 101,972,483 shares issued and outstanding as of July 31, 2011 and January 31, 2011, respectively	491,490	484,884
Retained earnings	462,758	437,307
Accumulated other comprehensive loss	(1,490)	(35,116)

Total UTi Worldwide Inc. shareholders’ equity	952,758	887,075
Noncontrolling interests	17,506	13,089

Total equity	970,264	900,164

Total liabilities and equity	$2,358,953	$2,112,705

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the six months ended July 31, 2011 and 2010
(in thousands)

	Six months ended
	July 31,
	2011	2010
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$35,348	$31,568
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation costs	7,368	4,062
Depreciation	24,233	22,675
Amortization of intangible assets	8,228	6,507
Amortization of debt issuance costs	1,531	1,448
Deferred income taxes	1,650	(1,464)
Uncertain tax positions	337	135
Excess tax benefit from share-based compensation	(483)	(61)
Gain on disposal of property, plant and equipment	(220)	(123)
Provision for doubtful accounts	2,736	2,451
Other	1,022	290
Changes in operating assets and liabilities:
Increase in trade receivables	(123,460)	(164,928)
Increase in other assets	(6,242)	(2,168)
Increase in trade payables	44,913	42,458
(Decrease)/increase in accrued liabilities and other liabilities	(2,959)	8,621

Net cash used in operating activities	(5,998)	(48,529)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,768)	(15,118)
Proceeds from disposal of property, plant and equipment	2,685	797
Purchases of software and other intangible assets	(15,085)	(4,600)
Net increase in other non-current assets	(4,786)	(2,435)
Acquisitions and related payments	—	(3,449)
Other	(26)	(160)

Net cash used in investing activities	(43,980)	(24,965)

FINANCING ACTIVITIES:
Borrowings from bank lines of credit	96,357	111,788
Repayments of bank lines of credit	(150,700)	(5,102)
Net (repayments)/borrowings under revolving lines of credit	(18,177)	56,562
Net (decrease)/increase in short-term borrowings	(2,333)	548
Proceeds from issuance of long-term borrowings	150,213	79
Repayment of long-term borrowings	(34,595)	(37,891)
Debt issuance costs	(2,153)	—
Repayment of capital lease obligations	(10,099)	(10,389)
Contingent consideration paid	(26)	—
Acquisition of noncontrolling interest	(1,168)	—
Dividends paid to noncontrolling interests	(157)	(1,719)
Ordinary shares settled under share-based compensation plans	(1,800)	—
Proceeds from issuance of ordinary shares	1,675	3,388
Excess tax benefits from share-based compensation	483	61
Dividends paid	(6,165)	(6,106)

Net cash provided by financing activities	21,355	111,219

Effect of foreign exchange rate changes on cash and cash equivalents	17,606	3,516

Net (decrease)/increase in cash and cash equivalents	(11,017)	41,241
Cash and cash equivalents at beginning of period	326,795	350,784

Cash and cash equivalents at end of period	$315,778	$392,025

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
For the three and six months ended July 31, 2011 and 2010 (Unaudited)
NOTE 1. Presentation of Financial Statements
Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of July 31, 2011 and January 31, 2011, the consolidated statements of income for the three and six months ended July 31, 2011 and 2010 and the consolidated statements of cash flows for the six months ended July 31, 2011 and 2010. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended July 31, 2011 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2012 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
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
During the second quarter of fiscal 2012, the Company established tax benefits of $6,200 and $2,700 related to the amalgamation of entities in certain jurisdictions and the anticipated refund for prior year taxes, respectively. The Company also recorded discretely in the second quarter of fiscal 2012 additional tax expense of $8,408 related to valuation allowances for previously recognized deferred tax assets in various jurisdictions.
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
Foreign Currency Translation. Included in other income, net, are net gains on foreign exchange of $223 and $399, for the three and six months ended July 31, 2011, respectively. Included in other income, net, are net gains on foreign exchange of $359 and $1,392, for the three and six months ended July 31, 2010, respectively.

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $288,505 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States (U.S.) as of July 31, 2011.
Call and Put Options. In connection with the Company’s activities in Israel, options were granted providing the Company with the right to call the minority partner’s shares of a subsidiary under certain circumstances, and also providing the minority partner with the right to call the Company’s shares of the subsidiary in the event the Company does not exercise its right, under certain circumstances, to call the minority partner’s shares. The Company records assets and liabilities which represent the difference between the estimated strike price and the estimated fair value of the attributable subsidiary equity, if the call options become exercisable. The amounts included in other non-current assets were $99 and $388 and the amounts included in other non-current liabilities were $118 and $649 at July 31, 2011 and January 31, 2011, respectively.
In connection with the Company’s operations in Indonesia, options were granted providing the Company with the right to call a minority partner’s shares of a subsidiary under certain circumstances. The Company records assets and liabilities which represent the difference between the estimated strike price and estimated fair value of the attributable subsidiary equity. The amount included in other non-current assets was $1,727 at July 31, 2011.
Pharma Property Development Agreements. During the six months ended July 31, 2011, the Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. In addition to the other documents for the transaction, the Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the Company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. As of July 31, 2011, included in both property, plant and equipment, and long-term borrowings, is $24,383 under this arrangement. The amount included in long-term borrowings represents an obligation to the developer under the arrangement. The Company currently estimates that its capital commitments under this arrangement will be approximately $44,000, excluding warehouse-related equipment, and that its capital commitments for warehouse-related equipment under this arrangement will be approximately $34,000. The property development activities will be conducted through the Company’s next fiscal year.
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
The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, call and put options, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and the call and put options, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As discussed further in Note 11, “Borrowings” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of July 31, 2011 and January 31, 2011, the fair value of these notes was $60,307 and $60,721, respectively, compared to a book value of $55,000 for each of these periods. In addition, as discussed further in Note 11, “Borrowings” on June 24, 2011, the Company issued $150,000 of senior unsecured guaranteed notes bearing an interest rate of 3.67% per annum. As of July 31, 2011, the fair value of these notes was $147,797, compared to a book value of $150,000 for this period. The Company’s call and put options are recorded at their estimated fair value. For further information, see Note 1, “Call and Put Options.”

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
Standards Issued But Not Yet Effective. Other new pronouncements issued but not effective until after July 31, 2011 are not expected to have a material impact on the Company’s consolidated financial statements.
Proposed Amendments to Current Accounting Standards. Updates to existing accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, and fair value measurements, that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date, are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.
Reclassifications
In the consolidated statements of cash flows, the Company has presented the purchases of software and other intangible assets as a separate line item within cash flow from investing activities for the six months ended July 31, 2011 and 2010. Historically, these amounts were included within the purchases of property, plant and equipment line item within investing activities. Also in the consolidated statements of cash flows, the Company has presented the tax benefit relating to share-based compensation in changes in accrued liabilities and other liabilities. Historically, these amounts were included in a separate line item within operating activities. These changes did not impact cash flows from operating activities, investing activities or any other financial statement information.
NOTE 2. Acquisitions
All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition. The Company did not complete any material acquisitions during the six months ended July 31, 2011.

NOTE 3. Earnings per Share
Earnings per share are calculated as follows:

	Three months ended		Six months ended
	July 31,		July 31,
	2011	2010	2011	2010
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net income	$22,873	$18,869	$31,616	$28,943

Weighted average number of ordinary shares	102,660,019	100,631,550	102,389,521	100,360,009

Incremental shares required for diluted earnings per share related to stock options/restricted share units	920,871	1,075,517	1,072,832	1,342,448

Diluted weighted average number of ordinary shares	103,580,890	101,707,067	103,462,353	101,702,457

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.22	$0.19	$0.31	$0.29

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.22	$0.19	$0.31	$0.28

Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06

Weighted-average diluted shares outstanding exclude 2,096,076 and 1,127,599 shares for the three and six months ended July 31, 2011, respectively, and exclude 3,097,130 and 3,082,758 shares for the three and six months ended July 31, 2010, respectively, because such shares represent stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period, and were therefore anti-dilutive.

NOTE 4. Equity
Certain information regarding changes in equity and noncontrolling interests are as follows:

	UTi Worldwide Inc.’s Equity
			Accumulated
			other
	Common	Retained	comprehensive	Noncontrolling
	stock	earnings	(loss)	interests	Total

Balance at February 1, 2011	$484,884	$437,307	$(35,116)	$13,089	$900,164
Employee share-based compensation plans	9,527	—	—	—	9,527
Ordinary shares settled under share-based compensation plans	(1,800)	—	—	—	(1,800)
Net income	—	31,616	—	3,732	35,348
Foreign currency translation adjustment and other	—	—	33,626	842	34,468
Acquisition of noncontrolling interest	(1,121)	—	—	—	(1,121)
Dividends	—	(6,165)	—	—	(6,165)
Distributions to noncontrolling interests	—	—	—	(157)	(157)

Balance at July 31, 2011	$491,490	$462,758	$(1,490)	$17,506	$970,264

Balance at February 1, 2010	$464,731	$373,548	$(46,904)	$22,907	$814,282
Employee share-based compensation plans	7,510	—	—	—	7,510
Net income	—	28,943	—	2,625	31,568
Foreign currency translation adjustment and other	—	—	1,122	993	2,115
Dividends	—	(6,106)	—	—	(6,106)
Distributions to noncontrolling interests	—	—	—	(1,719)	(1,719)

Balance at July 31, 2010	$472,241	$396,385	$(45,782)	$24,806	$847,650

Other comprehensive income is comprised of the following:

	Three months ended		Six months ended
	July 31,		July 31,
	2011	2010	2011	2010

Net income	$24,838	$20,827	$35,348	$31,568
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other	(9,551)	(5,354)	34,468	2,115

Comprehensive income	15,287	15,473	69,816	33,683
Comprehensive income attributable to noncontrolling interests	1,783	2,094	4,574	3,618

Comprehensive income attributable to UTi Worldwide Inc.	$13,504	$13,379	$65,242	$30,065

NOTE 5. Segment Reporting
Certain information regarding the Company’s operations by segment is summarized a s follows:

	Three months ended July 31, 2011
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$901,752	$395,606	$—	$1,297,358

Purchased transportation costs	694,662	159,300	—	853,962
Staff costs	114,600	122,237	6,298	243,135
Depreciation	4,440	6,652	700	11,792
Amortization of intangible assets	1,125	2,958	690	4,773
Severance and exit costs	2,124	612	747	3,483
Other operating expenses	50,986	85,066	4,420	140,472

Total operating expenses	867,937	376,825	12,855	1,257,617

Operating income/(loss)	$33,815	$18,781	$(12,855)	39,741

Interest income				5,249
Interest expense				(9,116)
Other income, net				223

Pretax income				36,097
Provision for income taxes				11,259

Net income				24,838
Net income attributable to noncontrolling interests				1,965

Net income attributable to UTi Worldwide Inc.				$22,873

Capital expenditures for property, plant and equipment	$7,210	$14,026	$2,037	$23,273

Capital expenditures for internally developed software	$—	$—	$13,034	$13,034

Segment assets	$1,378,505	$857,735	$122,713	$2,358,953

	Three months ended July 31, 2010
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$808,990	$342,100	$—	$1,151,090

Purchased transportation costs	635,147	136,873	—	772,020
Staff costs	94,363	104,664	5,492	204,519
Depreciation	3,965	7,277	21	11,263
Amortization of intangible assets	1,000	2,163	—	3,163
Other operating expenses	46,513	74,047	5,664	126,224

Total operating expenses	780,988	325,024	11,177	1,117,189

Operating income/(loss)	$28,002	$17,076	$(11,177)	33,901

Interest income				3,344
Interest expense				(7,270)
Other income, net				171

Pretax income				30,146
Provision for income taxes				9,319

Net income				20,827
Net income attributable to noncontrolling interests				1,958

Net income attributable to UTi Worldwide Inc.				$18,869

Capital expenditures for property, plant and equipment	$5,687	$5,338	$3,383	$14,408

Capital expenditures for internally developed software	$—	$—	$4,013	$4,013

Segment assets	$1,286,621	$748,540	$123,839	$2,159,000

	Six months ended July 31, 2011
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$1,731,505	$764,558	$—	$2,496,063

Purchased transportation costs	1,339,912	302,178	—	1,642,090
Staff costs	224,267	238,950	13,263	476,480
Depreciation	8,828	14,046	1,359	24,233
Amortization of intangible assets	2,211	4,677	1,340	8,228
Severance and exit costs	4,097	3,488	747	8,332
Other operating expenses	99,650	168,822	9,694	278,166

Total operating expenses	1,678,965	732,161	26,403	2,437,529

Operating income/(loss)	$52,540	$32,397	$(26,403)	58,534

Interest income				9,477
Interest expense				(17,568)
Other income, net				399

Pretax income				50,842
Provision for income taxes				15,494

Net income				35,348
Net income attributable to noncontrolling interests				3,732

Net income attributable to UTi Worldwide Inc.				$31,616

Capital expenditures for property, plant and equipment	$12,213	$41,168	$4,707	$58,088

Capital expenditures for internally developed software	$—	$141	$19,833	$19,974

Segment assets	$1,378,505	$857,735	$122,713	$2,358,953

	Six months ended July 31, 2010
		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Corporate	Total

Revenues	$1,530,764	$675,482	$—	$2,206,246

Purchased transportation costs	1,197,482	263,946	—	1,461,428
Staff costs	188,753	211,641	11,126	411,520
Depreciation	7,797	14,505	373	22,675
Amortization of intangible assets	2,030	4,477	—	6,507
Other operating expenses	92,883	147,071	11,309	251,263

Total operating expenses	1,488,945	641,640	22,808	2,153,393

Operating income/(loss)	$41,819	$33,842	$(22,808)	52,853

Interest income				5,903
Interest expense				(13,948)
Other income, net				1,015

Pretax income				45,823
Provision for income taxes				14,255

Net income				31,568
Net income attributable to noncontrolling interests				2,625

Net income attributable to UTi Worldwide Inc.				$28,943

Capital expenditures incurred for property, plant and equipment	$9,421	$8,298	$6,866	$24,585

Capital expenditures incurred for internally developed software	$—	$—	$4,600	$4,600

Segment assets	$1,286,621	$748,540	$123,839	$2,159,000

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
The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended July 31,
	2011			2010
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$278,059	$58,595	$336,654	$229,934	$62,889	$292,823
Americas	203,413	217,147	420,560	165,538	182,852	348,390
Asia Pacific	290,524	16,544	307,068	316,969	11,132	328,101
Africa	129,756	103,320	233,076	96,549	85,227	181,776

Total	$901,752	$395,606	$1,297,358	$808,990	$342,100	$1,151,090

	Six months ended July 31,
	2011			2010
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$551,890	$115,066	$666,956	$460,328	$128,083	$588,411
Americas	379,470	419,872	799,342	315,638	356,156	671,794
Asia Pacific	548,112	29,590	577,702	572,031	20,319	592,350
Africa	252,033	200,030	452,063	182,767	170,924	353,691

Total	$1,731,505	$764,558	$2,496,063	$1,530,764	$675,482	$2,206,246

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended		Six months ended
	July 31,		July 31,
	2011	2010	2011	2010

Revenues:
Airfreight forwarding	$465,672	$419,439	$904,701	$787,131
Ocean freight forwarding	320,696	304,626	602,274	576,458
Customs brokerage	33,082	26,611	63,335	52,046
Contract logistics	212,845	179,299	411,824	356,309
Distribution	139,741	121,219	269,094	238,593
Other	125,322	99,896	244,835	195,709

Total	$1,297,358	$1,151,090	$2,496,063	$2,206,246

Purchased transportation costs:
Airfreight forwarding	$365,880	$336,119	$716,057	$629,661
Ocean freight forwarding	266,618	257,782	500,853	484,968
Customs brokerage	1,206	2,248	2,760	3,818
Contract logistics	53,055	41,563	98,208	77,286
Distribution	95,391	83,921	183,250	163,038
Other	71,812	50,387	140,962	102,657

Total	$853,962	$772,020	$1,642,090	$1,461,428

NOTE 6. Goodwill and Other Intangible Assets
Goodwill. The changes in the carrying amount of goodwill by reportable segment for the six months ended July 31, 2011 are as follows:

		Contract
		Logistics
	Freight	and
	Forwarding	Distribution	Total

Balance at February 1, 2011	$174,287	$249,687	$423,974
Foreign currency translation	9,103	2,297	11,400

Balance at July 31, 2011	$183,390	$251,984	$435,374

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. In addition to the review above, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. No impairment was recognized during the six months ended July 31, 2011 and the year ended January 31, 2011. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $100,494 at July 31, 2011 and January 31, 2011.

Other Intangible Assets. Amortizable intangible assets at July 31, 2011 and January 31, 2011 relate primarily to the estimated fair values of client relationships acquired with respect to certain acquisitions and software applications internally-developed by the Company for internal use. The carrying values of amortizable intangible assets at July 31, 2011 and January 31, 2011 were as follows:

	Gross		Net	Weighted
	carrying	Accumulated	carrying	average/life
	Value	amortization	value	years
As of July 31, 2011:
Client relationships	$111,531	$(56,662)	$54,869	9.3
Internally-developed software	57,106	(3,090)	54,016	4.8
Non-compete agreements	894	(761)	133	4.7
Other	5,240	(4,086)	1,154	3.8

Total	$174,771	$(64,599)	$110,172

As of January 31, 2011:
Client relationships	$106,530	$(48,330)	$58,200	9.5
Internally-developed software	32,146	(1,404)	30,742	4.6
Non-compete agreements	3,348	(3,119)	229	3.0
Other	5,031	(3,518)	1,513	3.8

Total	$147,055	$(56,371)	$90,684

Amortization expense totaled $4,773 and $8,228 for the three and six months ended July 31, 2011, respectively. Amortization expense totaled $3,163 and $6,507 for the three and six months ended July 31, 2010, respectively. The following table shows the expected amortization expense for these intangible assets for the current fiscal year and each of the next four fiscal years ending January 31:

2012	$15,098
2013	19,200
2014	21,150
2015	18,121
2016	15,886
In addition to the amortizable intangible assets, the Company also had $922 and $920 of intangible assets not subject to amortization at July 31, 2011 and January 31, 2011, respectively, related primarily to acquired trade names.
NOTE 7. Supplemental Cash Flow Information
The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Six months ended
	July 31,
	2011	2010

Net cash paid for:
Interest	$19,752	$15,765
Income taxes	25,365	17,406
Withholding taxes	—	377
Non-cash activities:
Capital lease obligations incurred to acquire assets	7,570	9,467
Long-term obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	24,383	—

UTi is a holding company which relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the Company and UTi’s ability to receive distributions is subject to applicable local laws and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of the Company’s bank credit facilities and in the note purchase agreements for the Company’s outstanding senior notes. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries could declare may be limited in certain countries by exchange controls. Total net assets which may not be transferred to the Company in the form of loans, advances, or cash dividends by the Company’s subsidiaries without the consent of a third party, were less than 10% of the Company’s consolidated total net assets as of the end of the most recent fiscal year.
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

In November 2009, one of our subsidiaries received a summons from the South African Competition Commission (“SACC”) requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In January 2010, we responded to this request. On April 14, 2011, one of the Company’s subsidiaries was notified that the SACC has decided to refer a complaint against various freight forwarding companies, including such subsidiary, to the South African Competition Tribunal (the “Tribunal”) for adjudication. The Commission’s complaint stems from its previously disclosed investigation into alleged anti-competitive behavior by a number of freight forwarders and alleges infringements of South African competition law with respect to certain surcharges and fees. On June 6, 2011, we attended a meeting with representatives from the SACC to discuss our position with regard to these matters and following this meeting, we continue to cooperate with the SACC with various information requests.
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
We have incurred, and we expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, the EC, the SACC or any other regulatory body concludes that we have engaged in anti-competitive behavior, we could incur significant additional legal fees and other costs, which could include substantial fines and/or penalties and we could be liable for damages, which may be material to our consolidated financial statements.
South Africa Revenue Service Matter. The Company is involved in a dispute with the South African Revenue Service where the Company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has objected to this claim and, together with its legal and tax advisors, believes that the owner drivers are not “employees” and that accordingly there is no tax liability in respect of these owner drivers in terms of the South African income tax act. Historically, this matter related to the years 2002 and 2003. In March 2011, the South African Revenue Service extended the years under review to include the years 2006 and 2007. The aggregate amount claimed by the South African Revenue Service for all years under review is approximately $10,689 based on exchange rates as of July 31, 2011. The tax years 2004 and 2005 are not under assessment.
Per Transport Litigation. The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $13,662 based on exchange rates as of July 31, 2011. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company has agreed to indemnify these individuals in connection with these proceedings.

NOTE 9. Defined Benefit Plans
The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.
Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended		Six months ended
	July 31,		July 31,
	2011	2010	2011	2010

Service cost	$333	$300	$662	$610
Interest cost	527	501	1,050	1,010
Expected return on assets	(372)	(331)	(741)	(665)
Amortization of net actuarial loss	30	30	58	59

Net periodic benefit cost	$518	$500	$1,029	$1,014

For the six months ended July 31, 2011 and 2010, the Company contributed approximately $875 and $689, respectively, to its defined benefit plans.
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
In addition to the 2009 LTIP, at July 31, 2011, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).
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

Employee Share-Based Compensation Activity
A summary of share-based compensation activity applicable to employee shared-based plans for the six months ended July 31, 2011 is as follows:

	2009 LTIP
				Weighted
	Shares	Weighted	Restricted	average
	subject to	average	share	grant date
	stock options	exercise price	units	fair value
Outstanding balance at February 1, 2011	8,408	$12.58	1,016,552	$16.95
Granted	179,961	20.07	803,761	20.07
Exercised/vested	—	—	(207,819)	17.01
Cancelled/forfeited	—	—	(16,181)	16.24

Outstanding balance at July 31, 2011	188,369	$19.74	1,596,313	$18.52

	2004 LTIP
				Weighted
	Shares	Weighted	Restricted	average
	subject to	average	share	grant date
	stock options	exercise price	units	fair value
Outstanding balance at February 1, 2011	1,582,102	$20.47	1,319,950	$18.05
Exercised/vested	(53,550)	16.32	(336,063)	19.07
Cancelled/forfeited	(16,455)	26.99	(22,160)	19.48

Outstanding balance at July 31, 2011	1,512,097	$20.57	961,727	$18.01

	2000 Stock Option Plan
	Shares	Weighted
	subject to	average
	stock options	exercise price
Outstanding balance at February 1, 2011	570,775	$8.57
Exercised	(107,625)	8.42

Outstanding balance at July 31, 2011	463,150	$8.61

Non-Employee Share-Based Compensation Activity. A summary of share-based compensation activity applicable to the non-employee director share-based plans for the six months ended July 31, 2011 is as follows:

	2004
	Directors Incentive Plan		Directors Option Plan
		Weighted
	Restricted	average	Shares	Weighted
	share	grant date	subject to	average
	units	fair value	stock options	fair value
Outstanding balance at February 1, 2011	39,970	$14.01	72,000	$10.80
Exercised/vested	(39,970)	14.01	(3,000)	5.31

Outstanding balance at July 31, 2011	—	$—	69,000	$11.04

In connection with its share-based compensation plans, the Company recorded approximately $3,670 and $2,379 of share-based compensation expense for the three months ended July 31, 2011 and 2010, respectively. In connection with its share-based compensation plans, the Company recorded approximately $7,368 and $4,062 of share-based compensation expense for the six months ended July 31, 2011 and 2010, respectively. As of July 31, 2011, the Company had approximately $26,994 of total unrecognized compensation related to share-based compensation to be expensed through April 2016.

NOTE 11. Borrowings
On June 24, 2011, the Company issued $150,000 (principal amount) of senior unsecured guaranteed notes (the “2011 Notes”) pursuant to a note purchase agreement (the “2011 Note Purchase Agreement”) entered into among UTi, certain of its subsidiaries as guarantors (the “Subsidiary Guarantors”) and the purchasers named therein. The 2011 Note Purchase Agreement refinanced and replaced the senior unsecured guaranteed notes issued by the Company in July 2006 (the “2006 Notes”) and approximately $33,300 of the net proceeds from the issuance of the 2011 Notes was used to repay the remaining outstanding principal amount of the 2006 Notes, which, prior to their repayment had a July 13, 2011 maturity date. In addition, on June 24, 2011, the Company and the Subsidiary Guarantors also entered into (i) an amended and restated letter of credit and cash draw agreement (the “2011 Nedbank Facility”) with Nedbank Limited, acting through its London branch (“Nedbank”), (ii) an amended and restated letter of credit agreement (the “2011 RBS Facility”) with Royal Bank of Scotland N.V. (“RBS”) and (iii) a credit agreement (the “2011 Bank of the West Facility”) with Bank of the West.
Bank Lines of Credit. The Company utilizes a number of financial institutions to provide it with borrowings and letters of credit, guarantee and working capital facilities. Certain of these credit facilities are used for working capital, for issuing letters of credit to support the working capital and operational needs of various subsidiaries and to support various customs bonds and guarantees and for general corporate purposes. In other cases, customs bonds and guarantees are issued directly by various financial institutions. In some cases, the use of a particular credit facility is restricted to the country in which it originates. These particular credit facilities may restrict distributions by the subsidiary operating in such country.

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of July 31, 2011:

				2009
				Nedbank
		2011	2011	South
	2011	Nedbank	Bank of the	African	Other
	RBS Facility	Facility	West Facility	Facilities[1]	Facilities[2]	Total

Credit facility limit	$50,000	$75,000	$50,000	$96,496	$154,604	$426,100

Facility usage for cash withdrawals[3]	$2,713	$4,759	$49,041	$—	$47,380	$103,893
Letters of credit and guarantees outstanding	37,689	7,065	—	34,954	98,400	178,108

Total facility/usage	$40,402	$11,824	$49,041	$34,954	$145,780	$282,001

Available, unused capacity	$9,598	$63,176	$959	$61,542	$8,824	$144,099
Available for cash withdrawals	$—	$35,000	$959	$59,382	$8,824	$104,165

[1]
The amounts in the table above reflect the Company’s 650,000 South African rand revolving credit facility, which is comprised of a 400,000 South African rand working capital facility and a 250,000 South African rand letter of credit, guarantee and forward exchange contract facility. Excluded from the table are amounts outstanding under the 150,000 South African rand revolving asset-based finance facility, which is a part of this facilities agreement, and which are included under capital lease obligations on the Company’s balance sheet.

[2]	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries.

[3]
Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 RBS Facility and 2011 Nedbank Facility columns, $2,713 and $4,759 of letters of credit issued under such facilities to support outstanding cash borrowings by the Company’s subsidiaries.

2011 RBS Amended and Restated Letter of Credit Agreement. The 2011 RBS Facility provides for an aggregate availability of up to $50,000 in letters of credit. As of July 31, 2011, the aggregate amount of letters of credit and guarantees outstanding under this facility was approximately $40,402. Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit. The 2011 RBS Facility matures on June 24, 2013. The Company’s obligations under the 2011 RBS Facility are guaranteed by the Subsidiary Guarantors.
2011 Nedbank Amended and Restated Letter of Credit and Cash Draw Agreement. The 2011 Nedbank Facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility. As of July 31, 2011, the aggregate amounts of letters of credit and guarantees outstanding under this facility were approximately $11,824. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate. The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 2014 for cash draw items. The Company’s obligations under the 2011 Nedbank Facility are guaranteed by the Subsidiary Guarantors.

2011 Bank of the West Credit Agreement. The 2011 Bank of the West Facility provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. In entering into the 2011 Bank of the West Facility, the Company repaid all remaining indebtedness due under its previous US credit facility with Bank of the West. Borrowings under the 2011 Bank of the West Facility aggregated $49,041 at July 31, 2011. This facility bears interest at the Company’s choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate or (iii) 1% above the one-month LIBOR rate. The 2011 Bank of the West Facility matures on June 24, 2014 and the Company’s obligations under the 2011 Bank of the West Facility are guaranteed by the Subsidiary Guarantors.
Together, the Company refers to the 2011 Nedbank Facility, the 2011 RBS Facility and the 2011 Bank of the West Facility, collectively, as the “2011 Credit Facilities.” Pursuant to the terms of the 2011 Credit Facilities, the Company is charged fees relating to, among other things, the issuance of letters of credit and the amount of outstanding borrowings, as well as the unused portions of these facilities, all at the rates specified in the applicable agreement.
2009 South African Facilities Agreement. On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650,000 South African rand revolving credit facility, which is comprised of a 400,000 South African rand working capital facility and a 250,000 South African rand letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides the Company’s South African operations with a 150,000 South African rand revolving asset-based finance facility, which includes a capital lease line. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement. The 650,000 South African rand revolving credit facility matures in July 2012 and the 150,000 South African rand revolving asset-based finance facility matures in July 2014.
Overdrafts under the South African working capital facility bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 1%. The per annum interest rate payable in respect of foreign currency accounts is generally at the LIBOR, or with respect to a foreign currency account in euro, the Euro Interbank Offered Rate (EURIBOR), plus the lender’s cost of funds (to the extent greater than LIBOR or EURIBOR, as applicable), plus 3%. Instruments issued under the letter of credit, guarantee and forward exchange contract facility bear interest at a rate to be agreed upon in writing by the Company’s subsidiaries party to the South African Facilities Agreement and Nedbank.
In addition to the South African Facilities Agreement described above, the Company’s South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of July 31, 2011 the value of these contingent liabilities was $45,797.
Cash Pooling Arrangements. A significant number of the Company’s subsidiaries participate in cash pooling arrangements administered by various banks and which the Company uses to fund liquidity needs of the subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $9,007 were included in bank lines of credit on our balance sheet at July 31, 2011.

In addition to the credit, letter of credit, and guarantee facilities provided under the 2011 Credit Facilities and the South African Facilities Agreement, the Company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In some cases, the use of these particular letter of credit, guarantee and working capital facilities are restricted to the country in which they originated. These particular letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in the country.
Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties not covered under the facilities listed above. The total of such borrowings at July 31, 2011 and January 31, 2011 was $5,298, and $7,238 respectively. Included in short-term borrowings is a loan from a shipping services company of $4,366 and $4,042 as of July 31, 2011 and January 31, 2011, respectively.
Long-term Borrowings. The following table presents information about the aggregate amount of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of July 31, 2011:

	2009 Note	2011 Note
	Purchase	Purchase	Other
	Agreement	Agreement	Borrowings	Total

Current portion of long-term borrowings	$9,167	$—	$2,975	$12,142
Long-term borrowings, excluding current portion	45,833	150,000	29,587	225,420

Total	$55,000	$150,000	$32,562	$237,562

2009 Note Purchase Agreement. On July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes (the “2009 Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The Company is required to repay approximately $9,167, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Notes mature on August 9, 2014. The Company’s obligations under the 2009 Notes and the 2009 Note Purchase Agreement are guaranteed by the Company and selected Subsidiary Guarantors. As of July 31, 2011, the principal amount outstanding under the 2009 Notes was $55,000, of which $45,833 is included in long-term bank borrowings in the consolidated balance sheets as of July 31, 2011.
2011 Note Purchase Agreement. On June 24, 2011, the Company issued $150,000 (principal amount) of the 2011 Notes pursuant to the 2011 Note Purchase Agreement (the 2011 Notes together with the 2009 Notes are referred to herein as the “Senior Notes” and the 2011 Note Purchase Agreement together with the 2009 Note Purchase Agreement are referred to as the “Note Purchase Agreements”). The 2011 Notes bear interest at a rate of 3.67% per annum, payable semi-annually, on the 24th day of February and August of each year up to and including August 24, 2018. Pursuant to the 2011 Notes, principal payments of $9,000 each are due on February 24th and August 24th of 2014, principal payments of $19,000 each are due on February 24th and August 24th of 2015, 2016 and 2017, and principal payments of $9,000 each are due on February 24th and August 24th of 2018. The 2011 Notes have a maturity date of August 24, 2018. The required principal payments shall be reduced proportionally by certain prepayments made by the Company. The Company may at any time prepay all or a part of the principal amount of the 2011 Notes subject to a make-whole payment and other terms. The Company’s obligations under the 2011 Notes and the 2011 Note Purchase Agreement are guaranteed by the Subsidiary Guarantors. As of July 31, 2011, the principal amount outstanding under the 2011 Notes was $150,000 and is included in long-term bank borrowings in the consolidated balance sheets.

The 2011 Credit Facilities, the South African Facilities Agreement, and the Note Purchase Agreements require the Company to comply with financial and other affirmative and negative covenants and certain change of control provisions. Some of the covenants include maintaining a minimum debt service ratio, specified net worth, maintaining a specified leverage ratio and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes and the various credit facilities could become immediately due and payable and the various credit agreements and facilities could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreements, 2011 Credit Facilities, and the South African Facilities Agreement as of July 31, 2011.
Furthermore, certain of the credit facilities, including the Note Purchase Agreements, contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the Note Purchase Agreements the right to declare a default if the Company defaults under other indebtedness in certain circumstances.
Pharma Property Development Agreements. In connection with the Pharma Property Development Agreements, as of July 31, 2011, the Company has included $24,383 in long-term borrowings as a result of this arrangement. $9,467 of such borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate, and the remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. Upon completion of the development of the project and the Company’s expected purchase of the property, the Company intends to replace the borrowings with long-term replacement financing.
NOTE 12. Uncertain Tax Positions
A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain
	Tax
	Positions	Interest

Balance at February 1, 2011	$5,508	$1,626
Interest	—	337
Foreign currency translation	244	73

Balance at July 31, 2011	$5,752	$2,036

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $5,488 as of July 31, 2011. Tax years 2006 through 2010 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of July 31, 2011 will decrease by up to $1,084 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2011 and January 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Significant
		Assets	Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
Balance at July 31, 2011:
Assets
Cash and cash equivalents	$315,778	$315,778	$—	$—
Forward exchange contracts	174	—	174	—
Other	1,826	—	—	1,826

Total	$317,778	$315,778	$174	$1,826

Liabilities
Forward exchange contracts	$80	$—	$80	$—
Other	118	—	—	118

Total	$198	$—	$80	$118

Balance at January 31, 2011:
Assets
Cash and cash equivalents	$326,795	$326,795	$—	$—
Forward exchange contracts	445	—	445	—
Other	388	—	—	388

Total	$327,628	$326,795	$445	$388

Liabilities
Forward exchange contracts	$108	$—	$108	$—
Other	649	—	—	649

Total	$757	$—	$108	$649

The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore are classified as Level 2.
Other includes financial assets and liabilities utilizing Level 3 inputs include minority call and put options granted to the Company and certain of the Company’s minority partners. These call and put options do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally, based on the difference between the estimated strike price and the estimated fair value of the minority partner equity, when the call and put options become exercisable.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended July 31, 2011:

	Assets	Liabilities

Balance at February 1, 2011	$388	$649
Additions	1,780	—
Net change in fair value included in earnings	(308)	(563)
Translation adjustment	(34)	32

Balance at July 31, 2011	$1,826	$118

Fair Value Measurements on Non-Recurring Basis. Certain assets and liabilities are not measured at fair value, but are recognized and disclosed at fair value on a non-recurring basis. During the six months ended July 31, 2011, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to business combinations that closed within the period. For business combinations, the Company uses inputs other than quoted prices that are observable, such as interest rates, cost of capital and market comparable royalty rates, which are applied to income and market valuation approaches, and therefore are classified as Level 2. The fair value of net identifiable tangible and intangible assets acquired and liabilities assumed (excluding goodwill) for business combinations that closed during the period indicated were not material to the Company’s consolidated financial statements.
NOTE 14. Derivative Financial Instruments
The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.
As of July 31, 2011, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of July 31, 2011: $8,884 in euros; $3,953 in U.S. dollars; $1,109 in British pound sterling; and, $1,852 in other currencies. As of July 31, 2010, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of July 31, 2010: $7,620 in euros; $24,009 in U.S. dollars; $1,207 in British pound sterling; and, $2,120 in other currencies. Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.
The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $174 and $445 at July 31, 2011 and January 31, 2011, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $80 and $108 at July 31, 2011 and January 31, 2011, respectively. The Company recorded net losses on foreign currency derivatives of $109 and net gains on foreign currency derivatives of $94 for the three and six months ended July 31, 2011, respectively. The Company recorded net losses on foreign currency derivatives of $719 and $840 for the three and six months ended July 31, 2010, respectively.
NOTE 15. Severance and Exit Costs
During the six months ended July 31, 2011, the Company incurred severance costs and facility exit costs of $6,418 and $1,914, respectively. These costs were primarily incurred in our EMENA region. As of July 31, 2011, the Company has substantially completed its activities with respect to these specific severance and facility exit activities.

Severance. Amounts included in charges for employee severance benefits for the six months ended July 31, 2011 are as follows:

		Amounts
	Liability at	charged to	Settlements	Liability at
	January 31, 2011	expense	and other	July 31, 2011

Freight Forwarding	$—	$4,097	$(4,097)	$—
Contract Logistics and Distribution	—	1,574	(1,574)	—
Corporate	—	747	(747)	—

Total	$—	$6,418	$(6,418)	$—

Facility exit costs. Amounts charged for other exit costs for the six months ended July 31, 2011 were $1,914, of which $1,439 were recorded as a liability as of July 31, 2011. These charges were incurred in the Company’s Contract Logistics and Distribution segment in connection with the closure of certain underutilized contract logistics facilities in Europe. There were no exit costs for Freight Forwarding and corporate for the six months ended July 31, 2011.

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
Forward-Looking Statements, Uncertainties and Other Factors
Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s discussion of the company’s current business plan and strategy and intended costs, benefits and timing thereof, anticipated costs and timing associated with our technology-enabled, business transformation initiative, the anticipated outcome or impact of litigation, regulatory matters and other contingencies, the company’s ability to meet its capital and liquidity requirements for the foreseeable future, the intended timetable for responding to the antitrust investigation in Brazil, the timing, costs and benefits of anticipated capital and other expenditures (including without limitation those related to our technology-enabled, business transformation initiative and our planned investments in our pharmaceutical distribution business in South Africa), the impact of higher medical and unemployment costs on our U.S. contract logistics business, the future impact of recent accounting pronouncements, the likelihood and impact of potential future goodwill impairment charges, the number of shares of equity-based compensation that will vest in the future, the timing, likelihood and amounts of anticipated contingent earn-out payments, and all other statements concerning future matters. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including but not limited to the recent economic volatility that has materially impacted trade volumes, transportation capacity, pricing dynamics and overall margins; the financial condition of the company’s clients, the company’s ability to refinance, renew or replace its credit facilities and other indebtedness on commercially reasonable terms or at all; capacity constraints and the company’s ability to secure space on third party airplanes, ocean vessels and other modes of transportation; planned or unplanned consequences of the company’s sales initiatives, procurement initiatives and business transformation efforts; demand for the company’s services; integration risks associated with acquisitions; the ability to retain clients and management of acquisition targets; increased competition; the impact of volatile fuel costs and changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions and unrest, including in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of the ongoing publicly announced investigations by the United States (U.S.) Department of Justice, the European Commission (EC) and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; disruptions caused by epidemics, conflicts, wars, natural disasters and terrorism; the other risks and uncertainties described herein and in the company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the company’s control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, UTi cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on UTi’s forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I. Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our Form 10-Q for the quarter ended April 30, 2011 filed with the SEC and in this Quarterly Report on Form 10-Q and in subsequent filings of quarterly reports on Form 10-Q), those contained in the company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.
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
Acquisitions. Acquisitions affect the comparison of our results between periods prior to when acquisitions are made and to the comparable periods in subsequent years, depending on the date of acquisition (e.g. acquisitions made on February 1, the first day of the first quarter of our fiscal year, will only affect a comparison with the prior year’s results and will not affect a comparison to the following years’ results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of the respective acquisitions. We consider the operating results of an acquired business during the first twelve months following the date of acquisition to be an “acquisition impact” or “benefit from acquisitions”. Thereafter we consider the growth in an acquired business’s results to be “organic growth”. During the six months ended July 31, 2011, we did not make any material acquisitions.
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
Discussion of Results
The following discussion of our operating results explains material changes in our consolidated results for the second quarter and first half of fiscal 2012 compared to the second quarter and first half of fiscal 2011. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2011, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, on file with the SEC. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

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

Three months ended July 31, 2011 compared to three months ended July 31, 2010
The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended July 31, 2011 compared to the three months ended July 31, 2010:
Freight Forwarding

	Freight Forwarding
	Three months ended July 31,
			Change	Change
	2011	2010	Amount	Percentage
Revenues:
Airfreight forwarding	$465,672	$419,439	$46,233	11%
Ocean freight forwarding	320,696	304,626	16,070	5
Customs brokerage	33,082	26,611	6,471	24
Other	82,302	58,314	23,988	41

Total revenues	901,752	808,990	92,762	11

Purchased transportation costs:
Airfreight forwarding	365,880	336,119	29,761	9
Ocean freight forwarding	266,618	257,782	8,836	3
Customs brokerage	1,206	2,248	(1,042)	(46)
Other	60,958	38,998	21,960	56

Total purchased transportation costs	694,662	635,147	59,515	9

Net revenues:
Airfreight forwarding	99,792	83,320	16,472	20
Ocean freight forwarding	54,078	46,844	7,234	15
Customs brokerage	31,876	24,363	7,513	31
Other	21,344	19,316	2,028	10

Total net revenues	207,090	173,843	33,247	19

Yields:
Airfreight forwarding	21.4%	19.9%
Ocean freight forwarding	16.9%	15.4%

Staff costs	114,600	94,363	20,237	21
Depreciation	4,440	3,965	475	12
Amortization of intangible assets	1,125	1,000	125	13
Severance and exit costs	2,124	—	2,124	100
Other operating expenses	50,986	46,513	4,473	10

Operating income	$33,815	$28,002	$5,813	21%

Airfreight Forwarding. Airfreight forwarding revenues increased $46.2 million, or 11%, for the second quarter of fiscal 2012, compared to the corresponding prior year period. The increase in airfreight forwarding revenues was primarily the result of increased fuel surcharges over the corresponding prior year period as well as foreign currency fluctuations. Fuel surcharges increased approximately $41.0 million for the second quarter of fiscal 2012 when compared to the prior year comparable period as a result of an increase in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Foreign currency fluctuations also contributed $33.0 million to the increase for the second quarter of 2012, compared to the prior year period, as the U.S. dollar, our reporting currency, was at weaker levels during the current period compared to other major global currencies. These increases in fuel surcharges and foreign currency fluctuations were partially offset by a slight reduction in our selling rates when compared to the corresponding prior year period, which rates declined due to decreases in transportation rates from the airlines, as well as a slight decline in airfreight volumes. Airfreight volumes decreased approximately 2% for the second quarter of fiscal 2012 when compared to the very high volume levels during the corresponding prior year period.

Airfreight forwarding net revenues increased $16.5 million, or 20%, for the second quarter of fiscal 2012, compared to the corresponding prior year period. The increase in airfreight net revenues for the second quarter of fiscal 2012 was primarily a result of a 22% increase in net revenue per kilo, including the effects of foreign currency movements, partially offset by a 2% decrease in freight volume, when compared to the corresponding prior year period. Foreign currency fluctuations contributed $7.5 million, to the increase for the second quarter of fiscal 2012, compared to the corresponding prior year period. Our freight forwarding yields are computed as net revenues divided by revenues. Yields and net revenue per unit improved over the corresponding prior year period due to declining carrier rates as available capacity exceeded demand for both air and ocean freight. Airfreight yields for the second quarter of fiscal 2012 were 21.4%, compared to 19.9% for the corresponding prior year period. When compared on a sequential basis to the first quarter of fiscal 2012, yields increased 120 basis points from 20.2%. Airfreight net revenue per kilo increased 12% on a sequential basis when compared to the first quarter of fiscal 2012.
Ocean Freight Forwarding. Ocean freight forwarding revenues increased $16.1 million, or 5%, for the second quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations contributed $25.4 million to the increase for the second quarter of 2012, compared to the prior year period. Ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs), increased 2% for the second quarter of fiscal 2012, compared to the corresponding prior year period. These increases were partially offset by a reduction in our selling rates, which rates declined due to the declining rates from ocean carriers when compared to the corresponding prior year period.
Ocean freight forwarding net revenues increased $7.2 million, or 15%, for the second quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations contributed $4.4 million to the increase for the second quarter of 2012, compared to the prior year period. Ocean freight volumes, as expressed in TEUs, increased 2% for the second quarter of 2012, compared to the corresponding prior year period. We exited a high-volume, low-yielding contract during the corresponding prior year period, which improved our growth rate of net revenues. Yields and net revenue per unit improved over the prior year due to declining carrier costs as available capacity exceeded demand for both air and ocean freight. Ocean freight net revenue per TEU increased 14% for the second quarter of fiscal 2012, compared to the corresponding prior year period. Ocean freight yields increased approximately 150 basis points to 16.9% during the second quarter of fiscal 2012, compared to 15.4% for the corresponding prior year period, which is partially reflective of the exit from low-yielding businesses from the prior year quarter. When compared on a sequential basis to the first quarter of fiscal 2012, ocean freight yields increased 10 basis points from 16.8%.
Customs Brokerage and Other. Customs brokerage revenues increased $6.5 million, or 24%, for the second quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations contributed $2.9 million to the increase in customs brokerage revenues for the second quarter of 2012, compared to the corresponding prior year period. Customs brokerage net revenues increased $7.5 million, or 31%, for the second quarter of fiscal 2012, compared to the corresponding prior year period. The number of total clearances increased 6% during the second quarter of 2012, compared to the prior year period.
Other freight forwarding related revenues increased $24.0 million, or 41%, for the second quarter of fiscal 2012, primarily due to increases in international road freight and distribution volumes as well as increased fuel surcharges associated with road freight distribution. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Foreign currency fluctuations contributed $6.8 million to the increase for the second quarter of 2012, compared to the prior year period. Other freight forwarding related net revenues increased $2.0 million, or 10%, compared to the corresponding prior year period.
Operating Expenses. Staff costs in our freight forwarding segment increased $20.2 million, or 21%, for the second quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations contributed $8.9 million to the increase in staff costs for the second quarter of 2012, compared to the corresponding prior year period. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 13% for the second quarter of fiscal 2012, compared to 12% for the corresponding prior year period. Other operating costs in the freight forwarding segment increased $4.5 million, or 10%, for the second quarter of fiscal 2012, compared to the corresponding prior year period. The increase was mainly attributable to foreign currency fluctuations, which contributed $4.7 million to the increase in other operating costs in the freight forwarding segment for the second quarter of 2012, compared to the prior year period. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms or TEUs, and increased shipment counts largely contributed to the increase in these costs for the period.

Severance and exit costs. Severance costs in our freight forwarding segment were $2.1 million for the second quarter of fiscal 2012. There were no facility exit costs during the period. No such material costs were incurred in the corresponding prior year period in relation to these activities.
Contract Logistics and Distribution

	Contract Logistics and Distribution
	Three months ended July 31,
			Change	Change
	2011	2010	Amount	Percentage
Revenues:
Contract logistics	$212,845	$179,299	$33,546	19%
Distribution	139,741	121,219	18,522	15
Other	43,020	41,582	1,438	3

Total revenues	395,606	342,100	53,506	16

Purchased transportation costs:
Contract logistics	53,055	41,563	11,492	28
Distribution	95,391	83,921	11,470	14
Other	10,854	11,389	(535)	(5)

Total purchased transportation costs	159,300	136,873	22,427	16

Staff costs	122,237	104,664	17,573	17
Depreciation	6,652	7,277	(625)	(9)
Amortization of intangible assets	2,958	2,163	795	37
Severance and exit costs	612	—	612	100
Other operating expenses	85,066	74,047	11,019	15

Operating income	$18,781	$17,076	$1,705	10%

Contract logistics revenues increased $33.5 million, or 19%, for the second quarter of fiscal 2012, compared to the corresponding prior year period. The increase in contract logistics revenue was primarily due to increases in existing business activity, compared to the same period last year. Foreign currency fluctuations also contributed $13.4 million to the increase for the second quarter of 2012, compared to the prior year period.
Distribution revenues increased $18.5 million, or 15%, for the second quarter of fiscal 2012, compared to the corresponding prior year period. The increase is the result of increased distribution volumes as well as increased fuel surcharges. Movements in fuel surcharges impact revenues but generally do not have a material long-term impact on net revenues. Foreign currency fluctuations contributed $3.8 million to the increase for the second quarter of 2012, compared to the prior year period.
Staff costs in our contract logistics and distribution segment increased $17.6 million, or 17%, for the second quarter of fiscal 2012, compared to the corresponding prior year period. The majority of the increase in staff costs in our contract logistics and distribution segment was due to an increase in the number of client sites and an increase in logistics volumes over the corresponding prior year period. In addition, our U.S. contract logistics business was negatively impacted by higher medical and unemployment insurance costs during the second quarter of fiscal 2012. We expect these costs will have a continuing impact for the remainder of the fiscal year. Foreign currency fluctuations contributed $7.3 million to the increase for the second quarter of 2012, compared to the prior year period.

Severance and exit costs. Severance costs in our contract logistics and distribution segment were $0.6 million for the second quarter of fiscal 2012. There were no facility exit costs during the period. No such material costs were incurred in the corresponding prior year period in relation to these activities.
Corporate
Staff costs at corporate were $6.3 million for the second quarter of fiscal 2012, compared to $5.5 million during the corresponding prior year period. Other operating expenses at corporate were $4.4 million for the second quarter of fiscal 2012, compared to $5.7 million during the corresponding prior year period. Severance costs at corporate were $0.7 million for the second quarter of fiscal 2012.
Interest expense, net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes and capital lease obligations. Interest income increased $1.9 million and interest expense increased $1.8 million for the second quarter of fiscal 2012, compared to the corresponding prior year period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.
Other income and expenses, net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and withholding taxes and various other taxes not related to income taxes. Other income, net of expenses, was $0.2 million in the second quarter of fiscal 2012, compared to $0.2 million for the corresponding prior year period.
Provision for income taxes. Our effective income tax rate for the second quarter of fiscal 2012 was 31%, resulting in a provision for income taxes of $11.3 million compared to pretax income of $36.1 million. Our effective income tax rate for the second quarter of fiscal 2011 was also 31%. During the second quarter of fiscal 2012, the company established tax benefits of $6.2 million and $2.7 million related to the amalgamation of entities in certain jurisdictions and the anticipated refund for prior year taxes, respectively. The company also recorded in the second quarter of fiscal 2012 additional tax expense of $8.4 million related to valuation allowances for previously recognized deferred tax assets in various jurisdictions. There were no material discrete items impacting our effective tax rate for the corresponding prior year period. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions. Notwithstanding changes in the mix of taxable income, further losses generated in the various jurisdictions for which we have established valuation allowances would result in an increase in our overall effective tax rate.
Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $2.0 million for the second quarter of fiscal 2012 and remained consistent with the corresponding prior year period.

Six months ended July 31, 2011 compared to six months ended July 31, 2010
The following tables and discussion and analysis address the operating results attributable to our reportable segments for the six months ended July 31, 2011 compared to the six months ended July 31, 2010:
Freight Forwarding

	Freight Forwarding
	Six months ended July 31,
			Change	Change
	2011	2010	Amount	Percentage
Revenues:
Airfreight forwarding	$904,701	$787,131	$117,570	15%
Ocean freight forwarding	602,274	576,458	25,816	4
Customs brokerage	63,335	52,046	11,289	22
Other	161,195	115,129	46,066	40

Total revenues	1,731,505	1,530,764	200,741	13

Purchased transportation costs:
Airfreight forwarding	716,057	629,661	86,396	14
Ocean freight forwarding	500,853	484,968	15,885	3
Customs brokerage	2,760	3,818	(1,058)	(28)
Other	120,242	79,035	41,207	52

Total purchased transportation costs	1,339,912	1,197,482	142,430	12

Net revenues:
Airfreight forwarding	188,644	157,470	31,174	20
Ocean freight forwarding	101,421	91,490	9,931	11
Customs brokerage	60,575	48,228	12,347	26
Other	40,953	36,094	4,859	13

Total net revenues	391,593	333,282	58,311	17

Yields:
Airfreight forwarding	20.9%	20.0%
Ocean freight forwarding	16.8%	15.9%

Staff costs	224,267	188,753	35,514	19
Depreciation	8,828	7,797	1,031	13
Amortization of intangible assets	2,211	2,030	181	9
Severance and exit costs	4,097	—	4,097	100
Other operating expenses	99,650	92,883	6,767	7

Operating income	$52,540	$41,819	$10,721	26%

Airfreight Forwarding. Airfreight forwarding revenues increased $117.6 million, or 15%, for the six months ended July 31, 2011, compared to the corresponding prior year period. The increase in airfreight forwarding revenues was primarily the result of increased fuel surcharges over the corresponding prior year period as well as foreign currency fluctuations. Fuel surcharges increased approximately $78.6 million for the six months ended July 31, 2011 when compared to the prior year comparable period as a result of an increase in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Foreign currency fluctuations also contributed $47.6 million to the increase for the six months ended July 31, 2011, compared to the prior year period, as the U.S. dollar, our reporting currency, was at weaker levels during the current period compared to other major global currencies. Airfreight volumes increased approximately 3% for the six months ended July 31, 2011 when compared to the corresponding prior year period. Airfreight forwarding revenues for the six months ended July 31, 2011 were also impacted by a slight reduction of our selling rates and a slight decline in airfreight volumes which occurred during the second fiscal quarter discussed previously.
Airfreight forwarding net revenues increased $31.2 million, or 20%, for the six months ended July 31, 2011, compared to the corresponding prior year period. The increase in airfreight net revenues for the six months ended July 31, 2011 was primarily a result of a 16% increase in net revenue per kilo combined with a 3% increase in airfreight volumes, when compared to the corresponding prior year period. Foreign currency fluctuations also contributed $10.6 million, to the increase for the six months ended July 31, 2011. Airfreight forwarding net revenues for the six months ended July 31, 2011 were also impacted by a slight reduction in our selling rates and a slight decline in airfreight volumes which occurred during the second quarter as discussed previously. Our freight forwarding yields are computed as net revenues divided by revenues. Airfreight yields for the six months ended July 31, 2011 were 20.9% compared to 20.0% for the corresponding prior year period.

Ocean Freight Forwarding. Ocean freight forwarding revenues increased $25.8 million, or 4%, for the six months ended July 31, 2011, compared to the corresponding prior year period. Foreign currency fluctuations contributed $37.1 million to the increase for the six months July 31, 2011, compared to the prior year period. This increase was more than offset by a reduction in our selling rates, which declined due to the declining rates from ocean carriers when compared to the corresponding prior year period. Ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs), were at similar levels for the six months ended July 31, 2011, compared to the corresponding prior year period.
Ocean freight forwarding net revenues increased $9.9 million, or 11%, for the six months ended July 31, 2011, compared to the corresponding prior year period. Foreign currency fluctuations contributed $6.2 million to the increase for the six months ended July 31, 2011, compared to the prior year period. Ocean freight volumes, as expressed in TEUs, were at similar levels for the six months ended July 31, 2011, compared to the corresponding prior year period. Ocean freight net revenue per TEU increased 11% for the six months ended July 31, 2011, compared to the corresponding prior year period. We exited a high-volume, low-yielding contract during the second quarter of our fiscal 2011, which improved our growth rate. Yields and net revenue per unit improved over the prior year due to declining carrier costs as available capacity exceeded demand for both air and ocean freight. Ocean freight yields increased approximately 90 basis points to 16.8% from 15.9% during the six months ended July 31, 2011, compared to the corresponding prior year period, which is partially reflective of the exit from low-yielding businesses from the prior year period.
Customs Brokerage and Other. Customs brokerage revenues increased $11.3 million, or 22%, for the six months ended July 31, 2011, compared to the corresponding prior year period. Foreign currency fluctuations contributed $4.2 million to the increase in revenues for the six months ended July 31, 2011, compared to the prior year period. Customs brokerage net revenues increased $12.3 million, or 26%, for the six months ended July 31, 2011, compared to the corresponding prior year period. Contributing to the increase was an increase in the number of total clearances which increased 3% for the six months ended July 31, 2011, compared to the corresponding prior year period.
Other freight forwarding related revenues increased $46.1 million, or 40%, for the six months ended July 31, 2011, primarily due to increases in international road freight and distribution volumes as well as increased fuel surcharges associated with road freight distribution. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Foreign currency fluctuations contributed $10.6 million to the increase for the six months ended July 31, 2011, compared to the prior year period. Other freight forwarding related net revenues increased $4.9 million, or 13%, compared to the corresponding prior year period.
Operating Expenses. Staff costs in our freight forwarding segment increased $35.5 million, or 19%, for the six months ended July 31, 2011, compared to the corresponding prior year period. Foreign currency fluctuations contributed $13.0 million to the increase in staff costs for the six months ended July 31, 2011, compared to the prior year period. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 13% and 12% for the six months ended July 31, 2011 and 2010, respectively. Other operating costs in the freight forwarding segment increased $6.8 million, or 7%, for the six months ended July 31, 2011, compared to the corresponding prior year period. Foreign currency fluctuations contributed $6.8 million to the increase in other operating costs in the freight forwarding segment for the six months ended July 31, 2011, compared to the prior year period. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms or TEUs.

Severance and exit costs. Severance costs in our freight forwarding segment were $4.1 million for the six months ended July 31, 2011. There were no facility exit costs included in these amounts. These costs were comprised of severance costs primarily related to transformation activities during the six month period. No such material costs were incurred in the corresponding prior year period in relation to these activities.
Contract Logistics and Distribution

	Contract Logistics and Distribution
	Six months ended July 31,
			Change	Change
	2011	2010	Amount	Percentage
Revenues:
Contract logistics	$411,824	$356,309	$55,515	16%
Distribution	269,094	238,593	30,501	13
Other	83,640	80,580	3,060	4

Total revenues	764,558	675,482	89,076	13

Purchased transportation costs:
Contract logistics	98,208	77,286	20,922	27
Distribution	183,250	163,038	20,212	12
Other	20,720	23,622	(2,902)	(12)

Total purchased transportation costs	302,178	263,946	38,232	14

Staff costs	238,950	211,641	27,309	13
Depreciation	14,046	14,505	(459)	(3)
Amortization of intangible assets	4,677	4,477	200	4
Severance and exit costs	3,488	—	3,488	100
Other operating expenses	168,822	147,071	21,751	15

Operating income	$32,397	$33,842	$(1,445)	(4)%

Contract logistics revenues increased $55.5 million, or 16%, for the six months ended July 31, 2011, compared to the corresponding prior year period. The increase in contract logistics revenue was primarily due to increases in existing business activity, compared to the same period last year. Foreign currency fluctuations contributed $19.8 million to the increase for the six months ended July 31, 2011, compared to the prior year period.
Distribution revenues increased $30.5 million, or 13%, for the six months ended July 31, 2011, compared to the corresponding prior year period. The increase is the result of increased distribution volumes as well as increased fuel surcharges. Movements in fuel surcharges impact revenues but generally do not have a material long-term impact on net revenues. However, due to numerous increases in fuel prices, net revenue growth in the six months ended July 31, 2011 was lower than revenue growth as fuel surcharges were passed onto our clients at a slower rate than they were incurred by us. Foreign currency fluctuations contributed $6.2 million to the increase for the six months ended July 31, 2011, compared to the prior year period.
Staff costs in our contract logistics and distribution segment increased $27.3 million, or 13%, for the six months ended July 31, 2011, compared to the corresponding prior year period. The majority of the increase in staff costs in our contract logistics and distribution segment was due to an increase in the number of client sites and an increase in logistics volumes over the corresponding prior year period. In addition, our U.S. contract logistics business was negatively impacted by higher medical and unemployment insurance costs during the six months ended July 31, 2011. Foreign currency fluctuations contributed $11.1 million to the increase for the six months ended July 31, 2011, compared to the prior year period.

Severance and exit costs. Severance and exit costs in our contract logistics and distribution segment were $3.5 million for the six months ended July 31, 2011. The majority of these costs were incurred during the first quarter of fiscal 2012. These costs were comprised of severance and facility exit costs associated with the closure of certain underutilized contract logistics facilities in Europe. No such material costs were incurred in the corresponding prior year period in relation to these activities.
Corporate
Staff costs at corporate were $13.3 million for the six months ended July 31, 2011, compared to $11.1 million during the corresponding prior year period. Other operating expenses at corporate were $9.7 million for the six months ended July 31, 2011, compared to $11.3 million during the corresponding prior year period. Severance costs at corporate were $0.7 million for the six months ended July 31, 2011. No such material costs were incurred in the corresponding prior year period in relation to these activities.
Interest expense, net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes and capital lease obligations. Interest income and interest expense both increased $3.6 million for the six months ended July 31, 2011, compared to the corresponding prior year period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.
Other income and expenses, net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and withholding taxes and various other taxes not related to income taxes. Other income, net of expenses, was $0.4 million in the six months ended July 31, 2011, compared to $1.0 million for the corresponding prior year period.
Provision for income taxes. Our effective income tax rate for the six months ended July 31, 2011 was 30%, resulting in a provision for income taxes of $15.5 million compared to pretax income of $50.8 million. Our effective income tax rate for the six months ended July 31, 2010 was 31%. During the six months ended July 31, 2011, the company established tax benefits of $6.2 million and $2.7 million related to the amalgamation of entities in certain jurisdictions and the anticipated refund for prior year taxes, respectively. The company also recorded in the six months ended July 31, 2011 additional tax expense of $8.4 million related to valuation allowances for previously recognized deferred tax assets in various jurisdictions. There were no material discrete items impacting our effective tax rate for the corresponding prior year period. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions. Notwithstanding changes in the mix of taxable income, further losses generated in the various jurisdictions for which we have established valuation allowances would result in an increase in our overall effective tax rate.
Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $3.7 million for the six months ended July 31, 2011, compared to $2.6 million for the corresponding prior year period.

The following table shows the revenues attributable to the company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended July 31,
	2011			2010
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$278,059	$58,595	$336,654	$229,934	$62,889	$292,823
Americas	203,413	217,147	420,560	165,538	182,852	348,390
Asia Pacific	290,524	16,544	307,068	316,969	11,132	328,101
Africa	129,756	103,320	233,076	96,549	85,227	181,776

Total	$901,752	$395,606	$1,297,358	$808,990	$342,100	$1,151,090

	Six months ended July 31,
	2011			2010
					Contract
		Contract			Logistics
	Freight	Logistics		Freight	and
	Forwarding	and Distribution		Forwarding	Distribution
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$551,890	$115,066	$666,956	$460,328	$128,083	$588,411
Americas	379,470	419,872	799,342	315,638	356,156	671,794
Asia Pacific	548,112	29,590	577,702	572,031	20,319	592,350
Africa	252,033	200,030	452,063	182,767	170,924	353,691

Total	$1,731,505	$764,558	$2,496,063	$1,530,764	$675,482	$2,206,246

	Three months ended July 31,
	2011			2010
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$70,098	$38,810	$108,908	$58,572	$35,289	$93,861
Americas	50,778	101,979	152,757	44,319	94,454	138,773
Asia Pacific	57,517	10,062	67,579	47,868	7,308	55,176
Africa	28,697	85,455	114,152	23,084	68,176	91,260

Total	$207,090	$236,306	$443,396	$173,843	$205,227	$379,070

	Six months ended July 31,
	2011			2010
		Contract			Contract
		Logistics			Logistics
	Freight	and		Freight	and
	Forwarding	Distribution		Forwarding	Distribution
	Net	Net		Net	Net
	Revenue	Revenue	Total	Revenue	Revenue	Total

EMENA	$135,068	$76,835	$211,903	$117,385	$74,938	$192,323
Americas	96,387	201,352	297,739	85,091	184,985	270,076
Asia Pacific	105,688	18,912	124,600	86,605	13,928	100,533
Africa	54,450	165,281	219,731	44,201	137,685	181,886

Total	$391,593	$462,380	$853,973	$333,282	$411,536	$744,818

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended		Six months ended
	July 31,		July 31,
	2011	2010	2011	2010

Revenues:
Airfreight forwarding	$465,672	$419,439	$904,701	$787,131
Ocean freight forwarding	320,696	304,626	602,274	576,458
Customs brokerage	33,082	26,611	63,335	52,046
Contract logistics	212,845	179,299	411,824	356,309
Distribution	139,741	121,219	269,094	238,593
Other	125,322	99,896	244,835	195,709

Total	$1,297,358	$1,151,090	$2,496,063	$2,206,246

Purchased transportation costs:
Airfreight forwarding	$365,880	$336,119	$716,057	$629,661
Ocean freight forwarding	266,618	257,782	500,853	484,968
Customs brokerage	1,206	2,248	2,760	3,818
Contract logistics	53,055	41,563	98,208	77,286
Distribution	95,391	83,921	183,250	163,038
Other	71,812	50,387	140,962	102,657

Total	$853,962	$772,020	$1,642,090	$1,461,428

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended		Six months ended
	July 31,		July 31,
	2011	2010	2011	2010

Revenues:
Airfreight forwarding	36%	36%	36%	36%
Ocean freight forwarding	25	26	24	26
Customs brokerage	2	2	3	2
Contract logistics	16	16	16	16
Distribution	11	11	11	11
Other	10	9	10	9

Total revenues	100	100	100	100

Purchased transportation costs:
Airfreight forwarding	28%	29%	29%	29%
Ocean freight forwarding	21	22	20	22
Customs brokerage	*	*	*	*
Contract logistics	4	4	4	4
Distribution	7	7	7	7
Other	6	5	4	4

Total purchased transportation costs	66	67	66	66

Staff costs	19	18	19	19
Depreciation	1	1	1	1
Amortization of intangible assets	*	*	*	*
Severance and exit costs	*	*	*	*
Other operating expenses	11	11	11	11

Total operating expenses	97	97	97	98

Operating income	3	3	3	2
Interest income	*	*	*	*
Interest expense	(1)	(1)	(1)	(1)
Other income	*	*	*	*

Pretax income	2	3	2	2
Provision for income taxes	1	1	1	1

Net income	1	2	1	1
Net income attributable to noncontrolling interests	*	*	*	*

Net income attributable to UTi Worldwide Inc.	1%	2%	1%	1%

*	Less than one percent.
Liquidity and Capital Resources
As of July 31, 2011, our cash and cash equivalents totaled $315.8 million, representing a decrease of $11.0 million from January 31, 2011. The decrease resulted from $28.6 million of net cash used in our operating, investing and financing activities, offset by an increase of $17.6 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2011.
Cash Used In Operating Activities. The seasonal increase in volumes and carrier rates during the six months ended July 31, 2011 necessitated significant working capital to fund duties and carrier costs on behalf of clients, resulting in cash used in operating activities compared to net income for the corresponding period. During the six months ended July 31, 2011, we used approximately $6.0 million in net cash from operating activities. This resulted from an increase in trade receivables and other current assets of $129.7 million offset by net income of $35.3 million plus depreciation and amortization of intangible assets totaling $32.5 million, deferred income taxes of $1.7 million, provision for doubtful accounts of $2.7 million, an increase in trade payables and other current liabilities of $42.0 million, and an increase in other items totaling $9.5 million.

Our primary source of liquidity is the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment. We experience increased activity associated with our peak season, generally during the second and third fiscal quarters, requiring significant client disbursements, which exceed cash collections during those periods, and accordingly, this seasonal growth of activity tends to consume available cash. Historically the second half of the third quarter and the fourth quarter tend to generate significant cash as cash collections usually exceed client cash disbursements.
In addition to cash generated from our income generating activities, when we act as a customs broker, we make significant cash advances on behalf of our clients to the various customs authorities around the world, predominantly in countries where our clients are importers of goods such as South Africa and Israel. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses. However, these advances temporarily consume cash as these items are typically paid to third parties in advance of reimbursement from our clients. Accordingly, on a comparative basis, operating cash flows are typically stronger in periods of declining logistics activity and are comparably weaker in periods of volume growth as the company must disburse cash in advance of collections from clients. The significant increases in volumes and carrier rates during the six months ended July 31, 2011 necessitated significant working capital to fund custom duties and taxes on behalf of clients, and carrier disbursements resulting from higher volumes and rates.
During the six months ended July 31, 2011, advances for customs duties and taxes were approximately $2,098.5 million, a decrease of $26.7 million when compared to approximately $2,125.2 million for the corresponding prior year period. This change in customs duties and taxes was primarily attributable to changes in the number of clearances and the mix and value of goods imported over the comparable periods.
Cash Used in Investing Activities. Cash used for investing activities for the six months ended July 31, 2011 and 2010 was $44.0 million and $25.0 million, respectively. The increase was partially attributable to the increased development activities with respect to certain business transformation initiatives, including the development of our next generation freight forwarding system, and other software related activities. During the second quarter of fiscal 2012, we used $15.1 million of cash relating to these business transformation initiatives, as compared to $4.6 million for the second quarter of fiscal 2011. In addition, $26.8 million of cash was used for capital expenditures consisting primarily of computer hardware and software and furniture, fixtures and equipment for the six months ended July 31, 2011. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. Inclusive of technology upgrades and business transformation initiatives, we currently expect to incur an aggregate of approximately $86.0 million for capital expenditures for fiscal 2012, which will be incurred through both cash purchases and leasing facilities.
The following outlines our estimated future contingent earn-out agreements associated with prior acquisitions. The Company does not expect to make material earn-out payments under these agreements:
• We have one potential contingent earn-out payment remaining related to our acquisition of UTi Pharma Slovakia, s.r.o. which is subject to a maximum of $3.0 million in the aggregate and is to be calculated based on a multiple of the acquired operation’s earnings for the fiscal year ending January 31, 2012.
• We have three potential contingent earn-out payments remaining related to our acquisitions of the remaining ownership interest in UTI Inventory Management Solutions Limited and UTI Inventory Management Solutions Limited Partnership, based on net revenue earned from a single client for each of the next three fiscal years ending January 31, 2012, 2013 and 2014.

Cash Provided by Financing Activities. Our financing activities for the six months ended July 31, 2011 provided $21.4 million of cash, primarily due to proceeds from bank lines of credit of $96.4 million, proceeds from the issuance of long-term borrowings of $150.2 million, net proceeds from the issuance of ordinary shares of $1.7 million offset by repayments of bank lines of credit and long term borrowings, totaling $185.3 million, repayments of capital lease obligations totaling $10.1 million, debt issuance costs of $2.2 million, the acquisition of a noncontrolling interest of one of our subsidiaries of $1.2 million, ordinary shares settled under shared-based compensation plans of $1.8 million and other net financing activities which used $26.3 million. For additional information, see “Credit Facilities and Senior Notes” below.
Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. We have historically not attempted to hedge this equity risk. Other comprehensive income is a result of foreign currency translation adjustments, net of tax and other adjustments. Such losses and adjustments were $9.6 million and gains and adjustments were $34.5 million, for the three and six months ended July 31, 2011, respectively. Such loss and adjustments were $5.4 million and gains and adjustments were $2.1 million, for the three and six months ended July 31, 2010 respectively. Foreign currency fluctuations during the six months ended July 31, 2011 were pronounced as the U.S. dollar depreciated against other major currencies during the six month period.
Pharma Property Development Agreements. During the six months ended July 31, 2011, we entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. In addition to a property development agreement, we signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. We also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. As of July 31, 2011, included in both property, plant and equipment, and long-term borrowings, is $24.4 million under this arrangement. The amount included in long-term borrowings represents an obligation to the developer under the arrangement. We currently estimate that our capital commitments under this arrangement will be approximately $44.0 million, excluding warehouse-related equipment, and that our capital commitments for warehouse-related equipment under this arrangement will be approximately $34.0 million. The property development activities will be conducted through our next fiscal year. Upon completion of the development agreement, we intend to replace the borrowings under this agreement with a long-term replacement financing.
Goodwill and Intangible Assets
Intangible assets with indefinite lives, including goodwill, are assessed at least annually for impairment in accordance with ASC 350, Intangibles — Goodwill and Other. We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, we utilize a discounted cash flow analysis, corroborated by comparative market multiples where appropriate.
The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weight of each component of our consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles specific to us. The terminal value assumptions are applied to the final year of the discounted cash flow model. Due to the many variables inherent in the estimation of fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of the impairment analysis.

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2012, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for our Americas Distribution reporting unit, the fair value of the reporting unit assets exceeded the carrying values by approximately six percent. Due to the narrow margin of passing the Step 1 goodwill impairment testing conducted in second quarter of fiscal 2012, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in fiscal 2012 or in future years, particularly with respect to this reporting unit. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions. As of July 31, 2011, the goodwill carrying values for the Americas Distribution reporting unit was $89.3 million.
Credit Facilities and Senior Notes
On June 24, 2011, we issued $150.0 million (principal amount) of senior unsecured guaranteed notes (the “2011 Notes”) pursuant to a note purchase agreement (the “2011 Note Purchase Agreement”) entered into among UTi, certain of its subsidiaries as guarantors (the “Subsidiary Guarantors”) and the purchasers named therein. The 2011 Note Purchase Agreement refinanced and replaced the senior unsecured guaranteed notes that we issued in July 2006 (the “2006 Notes”) and approximately $33.3 million of the net proceeds from the issuance of the 2011 Notes was used to repay the remaining outstanding principal amount of the 2006 Notes, which, prior to their repayment had a July 13, 2011 maturity date. In addition, on June 24, 2011, the company and the Subsidiary Guarantors also entered into (i) an amended and restated letter of credit and cash draw agreement (the “2011 Nedbank Facility”) with Nedbank Limited, acting through its London branch (“Nedbank”), (ii) an amended and restated letter of credit agreement (the “2011 RBS Facility”) with Royal Bank of Scotland N.V. (“RBS”) and (iii) a credit agreement (the “2011 Bank of the West Facility”) with Bank of the West.
Bank Lines of Credit. We utilize a number of financial institutions to provide us with borrowings and letters of credit, guarantee and working capital facilities. Certain of these credit facilities are used for working capital, for issuing letters of credit to support the working capital and operational needs of various subsidiaries and, to support various customs bonds and guarantees and for general corporate purposes. In other cases, customs bonds and guarantees are issued directly by various financial institutions. In some cases, the use of a particular credit facility is restricted to the country in which it originates. These particular credit facilities may restrict distributions by the subsidiary operating in such country.

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of July 31, 2011 (in thousands):

				2009
				Nedbank
		2011	2011	South
	2011	Nedbank	Bank of the	African	Other
	RBS Facility	Facility	West Facility	Facilities[1]	Facilities[2]	Total

Credit facility limit	$50,000	$75,000	$50,000	$96,496	$154,604	$426,100

Facility usage for cash withdrawals[3]	$2,713	$4,759	$49,041	$—	$47,380	$103,893
Letters of credit and guarantees outstanding	37,689	7,065	—	34,954	98,400	178,108

Total facility/usage	$40,402	$11,824	$49,041	$34,954	$145,780	$282,001

Available, unused capacity	$9,598	$63,176	$959	$61,542	$8,824	$144,099
Available for cash withdrawals	$—	$35,000	$959	$59,382	$8,824	$104,165

[1]
The amounts in the table above reflect our 650,000 South African rand revolving credit facility, which is comprised of a 400,000 South African rand working capital facility and a 250,000 South African rand letter of credit, guarantee and forward exchange contract facility. Excluded from the table are amounts outstanding under the 150,000 South African rand revolving asset-based finance facility, which is a part of this facilities agreement, and which are included under capital lease obligations on our balance sheet.

[2]	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries.

[3]
Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 RBS Facility and the 2011 Nedbank Facility columns, $2,713 and $4,759 of letters of credit issued under such facilities to support outstanding cash borrowings by our subsidiaries.

2011 RBS Amended and Restated Letter of Credit Agreement. The 2011 RBS Facility provides for an aggregate availability of up to $50.0 million in letters of credit. As of July 31, 2011, the aggregate amount of letters of credit and guarantees outstanding under this facility was approximately $40.4 million. Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit. The 2011 RBS Facility matures on June 24, 2013. Our obligations under the 2011 RBS Facility are guaranteed by the Subsidiary Guarantors.
2011 Nedbank Amended and Restated Letter of Credit and Cash Draw Agreement. The 2011 Nedbank Facility provides for a $40.0 million committed standby letter of credit facility and a $35.0 million cash draw facility. As of July 31, 2011, the aggregate amounts of letters of credit and guarantees outstanding under this facility were approximately $11.8 million. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate. The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 2014 for cash draw items. Our obligations under the 2011 Nedbank Facility are guaranteed by the Subsidiary Guarantors.

2011 Bank of the West Credit Agreement. The 2011 Bank of the West Facility provides for up to $50.0 million availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30.0 million. In entering into the 2011 Bank of the West Facility, we repaid all remaining indebtedness due under our previous US credit facility with Bank of the West. Borrowings under the 2011 Bank of the West Facility aggregated $49.0 million at July 31, 2011. This facility bears interest at our choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate or (iii) 1% above the one-month LIBOR rate. The 2011 Bank of the West Facility matures on June 24, 2014 and the our obligations under the 2011 Bank of the West Facility are guaranteed by the Subsidiary Guarantors.
We refer to the 2011 Nedbank Facility, the 2011 RBS Facility and the 2011 Bank of the West Facility, collectively, as the “2011 Credit Facilities.” Pursuant to the terms of the 2011 Credit Facilities, we are charged fees relating to, among other things, the issuance of letters of credit and the amount of outstanding borrowings, as well as the unused portions of these facilities, all at the rates specified in the applicable agreement.
2009 South African Facilities Agreement. On July 9, 2009, certain of our subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650.0 million South African rand revolving credit facility, which is comprised of a 400.0 million South African rand working capital facility and a 250.0 million South African rand letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides our South African operations with a 150.0 million South African rand revolving asset-based finance facility, which includes a capital lease line. The obligations of our subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of our operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement. The 650.0 million South African rand revolving credit facility matures in July 2012 and the 150.0 million South African rand revolving asset-based finance facility matures in July 2014.
Overdrafts under the South African working capital facility bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 1%. The per annum interest rate payable in respect of foreign currency accounts is generally at the LIBOR, or with respect to a foreign currency account in euro, the Euro Interbank Offered Rate (EURIBOR), plus the lender’s cost of funds (to the extent greater than LIBOR or EURIBOR, as applicable), plus 3%. Instruments issued under the letter of credit, guarantee and forward exchange contract facility bear interest at a rate to be agreed upon in writing by our subsidiaries party to the South African Facilities Agreement and Nedbank.
In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of July 31, 2011 the value of these contingent liabilities was $45.8 million.
Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $9.0 million were included in bank lines of credit on our balance sheet at July 31, 2011.
In addition to the credit, letter of credit, and guarantee facilities provided under the 2011 Credit Facilities the South African Facilities Agreement, we utilize a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In some cases, the use of these particular letter of credit, guarantee and working capital facilities are restricted to the country in which they originated. These particular letter of credit, guarantee, and working capital facilities may restrict distributions by the subsidiary operating in the country.

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities listed above. The total of such borrowings at July 31, 2011 and January 31, 2011 was $5.3 million, and $7.2 million respectively. Included in short-term borrowings is a loan from a shipping services company of $4.4 million and $4.0 million as of July 31, 2011 and January 31, 2011, respectively.
Long-term Borrowings. The following table presents information about the aggregate amount of our indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of July 31, 2011:

	2009 Note	2011 Note
	Purchase	Purchase	Other
	Agreement	Agreement	Borrowings	Total

Current portion of long-term borrowings	$9,167	$—	$2,975	$12,142
Long-term borrowings, excluding current portion	45,833	150,000	29,587	225,420

Total	$55,000	$150,000	$32,562	$237,562

2009 Note Purchase Agreement. On July 9, 2009, we issued $55.0 million of senior unsecured guaranteed notes (the “2009 Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of our subsidiaries as guarantors and the purchasers named therein. The 2009 Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. We are required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Notes mature on August 9, 2014. Our obligations under the 2009 Notes and the 2009 Note Purchase Agreement are guaranteed by us and selected Subsidiary Guarantors. As of July 31, 2011, the principal amount outstanding under the 2009 Notes was $55.0 million, of which $45.8 million is included in long-term bank borrowings in the consolidated balance sheets as of July 31, 2011.
2011 Note Purchase Agreement. On June 24, 2011, we issued $150.0 million (principal amount) of the 2011 Notes pursuant to the 2011 Note Purchase Agreement (the 2011 Notes together with the 2009 Notes are referred to herein as the “Senior Notes” and the 2011 Note Purchase Agreement together with the 2009 Note Purchase Agreement are referred to as the “Note Purchase Agreements”). The 2011 Notes bear interest at a rate of 3.67% per annum, payable semi-annually, on the 24th day of February and August of each year up to and including August 24, 2018. Pursuant to the 2011 Notes, principal payments of $9.0 million each are due on February 24th and August 24th of 2014, principal payments of $19.0 million each are due on February 24th and August 24th of 2015, 2016 and 2017, and principal payments of $9.0 million each are due on February 24th and August 24th of 2018. The 2011 Notes have a maturity date of August 24, 2018. The required principal payments shall be reduced proportionally by certain prepayments made by us. We may at any time prepay all or a part of the principal amount of the 2011 Notes subject to a make-whole payment and other terms. Our obligations under the 2011 Notes and the 2011 Note Purchase Agreement are guaranteed by the Subsidiary Guarantors. As of July 31, 2011, the principal amount outstanding under the 2011 Notes was $150.0 million and is included in long-term bank borrowings in the consolidated balance sheets.
The 2011 Credit Facilities, the South African Facilities Agreement, and the Note Purchase Agreements require us to comply with financial and other affirmative and negative covenants and certain change of control provisions. Some of the covenants include maintaining a minimum debt service ratio, specified net worth, maintaining a specified leverage ratio and minimum interest charge coverage requirements, among others. Should we fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes and the various credit facilities could become immediately due and payable and the various credit agreements and facilities could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. We were in compliance with all the covenants set forth in the Note Purchase Agreements, 2011 Credit Facilities, and the South African Facilities Agreement as of July 31, 2011.

Furthermore, certain of the credit facilities, including the Note Purchase Agreements, contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the Note Purchase Agreements the right to declare a default if we default under other indebtedness in certain circumstances.
Pharma Property Development Agreements. In connection with the Pharma Property Development Agreements, as of July 31, 2011, we have included $24.4 million in long-term borrowings as a result of this arrangement. $9.5 million of such borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate, and the remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. Upon completion of the development of the project and our expected purchase of the property, we intend to replace the borrowings with long-term replacement financing.
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
There have been no significant changes in the company’s critical accounting policies during the second quarter of fiscal 2012.

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
As of July 31, 2011, there had been no material changes to our exposure to market risks since January 31, 2011, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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
Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of July 31, 2011. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2011.
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

We have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning (ERP) software and have begun a process to expand and upgrade our financial systems. Additionally, we have begun the process to migrate certain financial processes to centralized locations.
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
In November 2009, one of our subsidiaries received a summons from the South African Competition Commission (“SACC”) requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In January 2010, we responded to this request. On April 14, 2011, one of the company’s subsidiaries was notified that the SACC has decided to refer a complaint against various freight forwarding companies, including such subsidiary, to the South African Competition Tribunal (the “Tribunal”) for adjudication. The Commission’s complaint stems from its previously disclosed investigation into alleged anti-competitive behavior by a number of freight forwarders and alleges infringements of South African competition law with respect to certain surcharges and fees. On June 6, 2011, we attended a meeting with representatives from the SACC to discuss our position with regard to these matters and following this meeting, we continue to co-operate with the SACC with various information requests.

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
We have incurred, and we expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, the EC, the SACC or any other regulatory body concludes that we have engaged in anti-competitive behavior, we could incur significant additional legal fees and other costs, which could include substantial fines and/or penalties and we could be liable for damages, which may be material to our consolidated financial statements.
South Africa Revenue Service Matter. The company is involved in a dispute with the South African Revenue Service where the company makes use of “owner drivers” for the collection and delivery of cargo. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has objected to this claim and, together with its legal and tax advisors, believes that the owner drivers are not “employees” and that accordingly there is no tax liability in respect of these owner drivers in terms of the South African income tax act. Historically, this matter related to the years 2002 and 2003. In March 2011, the South African Revenue Service extended the years under review to include the years 2006 and 2007. The aggregate amount claimed by the South African Revenue Service for all years under review is approximately $10.7 million based on exchange rates as of July 31, 2011. The tax years 2004 and 2005 are not under assessment.
Per Transport Litigation. The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $13.7 million, based on exchange rates as of July 31, 2011. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company has agreed to indemnify these individuals in connection with these proceedings.

Item 1A.	Risk Factors
Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as well as any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q. The disclosures in our Annual Report on Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, except as provided in any amendments, additions and changes thereto set forth in our Form 10-Q for the quarter ended April 30, 2011 filed with the SEC and as set forth below.

We have substantial outstanding indebtedness and our outstanding indebtedness could adversely impact our financial condition and results of operations.
In July 2009 we issued $55.0 million of senior unsecured guaranteed notes, which we refer to as the “2009 Notes”, pursuant to a note purchase agreement (“2009 Note Purchase Agreement”) and in June 2011 we issued $150.0 million of senior unsecured guaranteed notes (which we refer to as the “2011 Notes” and, together with the 2009 Notes, the “Senior Notes”) pursuant to a note purchase agreement (“2011 Note Purchase Agreement”, which agreement together with the 2009 Note Purchase Agreement are referred to as the “Note Purchase Agreements”). As of July 31, 2011, $205.0 million remained outstanding under the Senior Notes. In addition, in June 2011 we and certain of our direct and indirect subsidiaries entered into a new credit agreement with Bank of the West and amended our credit agreements with Nedbank and RBS (which we refer to collectively as the “2011 Credit Facilities”). The 2011 Credit Facilities provide us availability for cash withdrawals and letters of credit. In July 2009, we and certain of our direct and indirect subsidiaries entered into a South African credit facility (“South African Facilities Agreement”). We also have other credit, letter of credit and guarantee facilities.
Our indebtedness could have important consequences to us and our shareholders because we must dedicate funds to service our outstanding debt which could limit our ability to use our operating cash flows in other areas of our business or such indebtedness may otherwise increase our vulnerability to general adverse economic and industry conditions, including movements in interest rates. Increases in the interest rates payable pursuant to our credit facilities would result in increased borrowing costs. Our indebtedness could also place us at a competitive disadvantage as compared to our competitors that have less debt as it could limit our ability to capitalize on future business opportunities and to react to competitive pressures or adverse changes.
We may need additional financing to fund our operations, we will need replacement financing for some of our indebtedness, and we may not be able to obtain financing on terms acceptable to us or at all.
We may need additional financing in the future to fund our operations. In addition, when our various letters of credit, credit, cash draw and guarantee facilities expire, we will need to replace, refinance or extend the maturity dates of such facilities. In certain circumstances, we could be required to repay our outstanding debt prior to the originally scheduled dates of maturity. For example, if a “Change of Control” (as defined in the Note Purchase Agreements, the 2011 Credit Facilities or the South African Facilities Agreement) occurs or if we do not comply with the covenants or other requirements in the Note Purchase Agreements and our various credit facilities, our outstanding indebtedness may be accelerated and we may not have enough funds to satisfy all of our outstanding obligations under the Senior Notes and such credit facilities.
Replacement or additional financing may involve incurring additional debt or selling equity securities and may not be available to us at such time on commercially reasonable terms or otherwise. Changes in the credit markets could adversely affect the terms upon which we are able to replace, renew or refinance our letters of credit, guarantee and other credit facilities and debt instruments. If we incur additional debt, our short-term or long-term borrowing costs could increase and the risks associated with our business could increase. If we raise capital through the sale of additional equity securities, the percentage ownership of our shareholders will be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to those of our ordinary shares. If we are unable to timely secure replacement or additional financing when needed, our financial condition and results of operations would likely be adversely affected.

The 2011 Credit Facilities, Note Purchase Agreements and South African Facilities Agreement contain covenants imposing operating and financial restrictions on us. Such covenants limit our operating and financial flexibility and our failure to comply with such covenants could result in an event of default under these agreements.
The 2011 Credit Facilities and the Note Purchase Agreements require that we maintain specified financial ratios and tests. The South African Facilities Agreement contains financial covenants applicable to the borrower group under that credit facility. In addition, the 2011 Credit Facilities, Note Purchase Agreements and South African Facilities Agreement contain various other restrictions and covenants customary for these types of financings. These covenants may restrict or may limit our ability to, among other things:
•	incur additional indebtedness or pay dividends or make distributions on our capital stock;

•	create certain liens or negative pledges with respect to assets;

•	make certain acquisitions, investments, loans or advances or certain expenditures;

•	enter into agreements to lease real or personal property in excess of certain thresholds or enter into sale and leaseback transactions;

•	change the general nature of our business; or

•	merge or consolidate with other companies or sell assets beyond specified levels.
The covenants, financial ratios and other restrictions in our debt instruments and credit facilities may adversely impact our operations and our ability to pursue available business opportunities even if we believe such actions would otherwise be advantageous. Our ability to comply with these covenants, financial ratios and other restrictions may be affected by events beyond our control, such as prevailing trade volumes, adverse economic conditions and changes in the competitive environment. In the past we amended the covenants, financial ratios and other restrictions in our credit agreements and debt instruments and have obtained waivers regarding certain provisions. If we do not comply with these covenants, financial ratios and other restrictions in the future and we are then unable to obtain any necessary amendments or waivers, the interest and principal amounts outstanding under such credit agreements and debt instruments may become immediately due and payable.
Furthermore, the Note Purchase Agreements, 2011 Credit Facilities and the South African Facilities Agreement each contain cross-default provisions with respect to other indebtedness, giving the lenders under the 2011 Credit Facilities and the South African Facilities Agreement and the note holders under the Note Purchase Agreements the right to declare a default if we default under other indebtedness in some circumstances. Accordingly, defaults under credit agreements and debt instruments could materially and adversely affect our business, financial condition and results of operations.

Item 5.	Other Information
On September 6, 2011, we provided Gene Ochi, our Executive Vice President and President, Client Growth, a letter agreement (the “Ochi Letter Agreement”), which, subject to the terms and conditions set forth therein, provides that all outstanding but unvested stock options, restricted stock units and other equity-based compensation held by Mr. Ochi on the date of the termination of his employment shall continue to vest in accordance with their terms for an additional two-year period if Mr. Ochi remains a full-time employee of ours through at least January 31, 2014 and on or before the termination of his employment, Mr. Ochi enters into a two-year exclusive consulting agreement with us. The foregoing description of the Ochi Letter Agreement is qualified in its entirety by the full text of the Ochi Letter Agreement, which has been filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

Item 6.	Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)
3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)
10.1
Note Purchase Agreement, dated as of June 24, 2011, by and among the company and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.2
Amended and Restated Letter of Credit and Cash Draw Agreement, dated as of June 24, 2011, by and among the company and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.3
Amended and Restated Letter of Credit Agreement, dated as of June 24, 2011, by and among the company and certain of its subsidiaries party thereto and the Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.4
Credit Agreement, dated as of June 24, 2011, by and among the company and certain of its subsidiaries party thereto and Bank of the West (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.5	Letter Agreement, dated as of September 6, 2011, between Mr. Gene Ochi and the company
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.
Date: September 8, 2011	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: September 8, 2011	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President — Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)
3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)
10.1
Note Purchase Agreement, dated as of June 24, 2011, by and among the company and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.2
Amended and Restated Letter of Credit and Cash Draw Agreement, dated as of June 24, 2011, by and among the company and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.3
Amended and Restated Letter of Credit Agreement, dated as of June 24, 2011, by and among the company and certain of its subsidiaries party thereto and the Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.4
Credit Agreement, dated as of June 24, 2011, by and among the company and certain of its subsidiaries party thereto and Bank of the West (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.5	Letter Agreement, dated as of September 6, 2011, between Mr. Gene Ochi and the company
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory arrangement