Form 10-Q
period 2011-10-31
UTi WORLDWIDE INC
filed 2011-12-05
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

000-31869

(Commission File Number)

UTi Worldwide Inc.

(Exact name of Registrant as Specified in its Charter)

British Virgin Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

9 Columbus Centre, Pelican Drive	c/o UTi, Services, Inc.
Road Town, Tortola British Virgin Islands	100 Oceangate, Suite 1500 Long Beach, CA 90802 USA

(Addresses of Principal Executive Offices)

562.552.9400

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At December 5, 2011, the number of shares outstanding of the issuer’s ordinary shares was 102,796,358.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended October 31, 2011

- i -

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income

For the three and nine months ended October 31, 2011 and 2010

(in thousands, except share and per share amounts)

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
	(Unaudited)
Revenues	$1,264,536	$1,198,404	$3,760,599	$3,404,650

Purchased transportation costs	821,161	792,264	2,463,251	2,253,692
Staff costs	238,868	214,857	715,348	626,377
Depreciation	12,204	12,289	36,437	34,964
Amortization of intangible assets	3,870	3,338	12,098	9,845
Severance and exit costs	1,655	—	9,987	—
Other operating expenses	138,497	131,745	416,663	383,008

Operating income	48,281	43,911	106,815	96,764
Interest income	4,731	4,435	14,208	10,338
Interest expense	(8,054)	(8,911)	(25,622)	(22,859)
Other (expense)/income, net	(677)	1,168	(278)	2,183

Pretax income	44,281	40,603	95,123	86,426
Provision for income taxes	13,971	12,851	29,465	27,106

Net income	30,310	27,752	65,658	59,320
Net income attributable to noncontrolling interests	1,774	1,329	5,506	3,954

Net income attributable to UTi Worldwide Inc	$28,536	$26,423	$60,152	$55,366

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.28	$0.26	$0.59	$0.55

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.28	$0.26	$0.58	$0.54

Number of weighted average common shares outstanding used for per share calculations
Basic shares	102,755,296	100,736,378	102,514,547	100,487,558
Diluted shares	103,410,669	102,016,552	103,460,757	101,866,470

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

As of October 31, 2011 and January 31, 2011

(in thousands, except share amounts)

	October 31, 2011	January 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$339,030	$326,795
Trade receivables (net of allowance for doubtful accounts of $15,966 and $13,676 as of October 31, 2011 and January 31, 2011, respectively)	1,028,244	879,842
Deferred income taxes	10,845	20,400
Other current assets	140,737	131,295

Total current assets	1,518,856	1,358,332
Property, plant and equipment (net of accumulated depreciation of $212,263 and $206,584 as of October 31, 2011 and January 31, 2011, respectively)	205,594	175,700
Goodwill	420,183	423,974
Other intangible assets, net	118,569	91,604
Investments	1,137	1,102
Deferred income taxes	20,769	29,526
Other non-current assets	39,299	32,467

Total assets	$2,324,407	$2,112,705

LIABILITIES & EQUITY
Bank lines of credit	$154,834	$170,732
Short-term borrowings	879	7,238
Current portion of long-term borrowings	21,780	34,232
Current portion of capital lease obligations	14,254	16,232
Trade payables and other accrued liabilities	879,582	822,887
Income taxes payable	10,937	8,521
Deferred income taxes	1,117	3,881

Total current liabilities	1,083,383	1,063,723
Long-term borrowings, excluding current portion	221,253	61,230
Capital lease obligations, excluding current portion	17,686	19,158
Deferred income taxes	15,174	30,487
Other non-current liabilities	38,757	37,943
Commitments and contingencies
UTi Worldwide Inc. shareholders’ equity:
Common stock - ordinary shares of no par value: 102,796,358 and 101,972,483 shares issued and outstanding as of October 31, 2011 and January 31, 2011, respectively	486,877	484,884
Retained earnings	491,294	437,307
Accumulated other comprehensive loss	(44,332)	(35,116)

Total UTi Worldwide Inc. shareholders’ equity	933,839	887,075
Noncontrolling interests	14,315	13,089

Total equity	948,154	900,164

Total liabilities and equity	$2,324,407	$2,112,705

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

For the nine months ended October 31, 2011 and 2010

(in thousands)

	Nine months ended October 31,
	2011	2010
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$65,658	$59,320
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs	11,302	6,396
Depreciation	36,437	34,964
Amortization of intangible assets	12,098	9,845
Amortization of debt issuance costs	1,925	2,256
Deferred income taxes	275	286
Uncertain tax positions	391	(1,491)
Excess tax benefit from share-based compensation	(430)	(102)
(Gain)/loss on disposal of property, plant and equipment	(632)	102
Provision for doubtful accounts	4,474	3,901
Other	1,512	2,288
Changes in operating assets and liabilities:
Increase in trade receivables	(162,073)	(226,164)
Increase in other assets	(12,554)	(5,397)
Increase in trade payables	46,058	106,395
Increase in accrued liabilities and other liabilities	17,230	19,131

Net cash provided by operating activities	21,671	11,730

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(36,969)	(27,337)
Proceeds from disposal of property, plant and equipment	4,706	1,280
Purchases of software and other intangible assets	(26,217)	(10,369)
Net increase in other non-current assets	(4,186)	(4,623)
Acquisitions and related payments	—	(3,449)
Other	(29)	(283)

Net cash used in investing activities	(62,695)	(44,781)

FINANCING ACTIVITIES:
Borrowings from bank lines of credit	149,779	120,785
Repayments of bank lines of credit	(163,946)	(13,292)
Net repayments under revolving lines of credit	(5,283)	(31,583)
Net (decrease)/increase in short-term borrowings	(6,588)	782
Proceeds from issuance of long-term borrowings	153,988	81
Repayment of long-term borrowings	(35,286)	(37,997)
Debt issuance costs	(2,153)	—
Repayment of capital lease obligations	(12,039)	(14,797)
Contingent consideration paid	(26)	(3,734)
Acquisitions of noncontrolling interests	(13,196)	(8,323)
Dividends paid to noncontrolling interests	(157)	(1,719)
Ordinary shares settled under share-based compensation plans	(1,800)	—
Proceeds from issuance of ordinary shares	1,803	4,011
Excess tax benefits from share-based compensation	430	102
Dividends paid	(6,165)	(6,106)

Net cash provided by financing activities	59,361	8,210
Effect of foreign exchange rate changes on cash and cash equivalents	(6,102)	16,205

Net increase/(decrease) in cash and cash equivalents	12,235	(8,636)
Cash and cash equivalents at beginning of period	326,795	350,784

Cash and cash equivalents at end of period	$339,030	$342,148

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

For the three and nine months ended October 31, 2011 and 2010 (Unaudited)

NOTE 1. Presentation of Financial Statements

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of October 31, 2011 and January 31, 2011, the consolidated statements of income for the three and nine months ended October 31, 2011 and 2010 and the consolidated statements of cash flows for the nine months ended October 31, 2011 and 2010. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they have been condensed and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended October 31, 2011 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2012 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

During the second quarter of fiscal 2012, the Company established tax benefits of $6,200 and $2,700 related to the amalgamation of entities in certain jurisdictions and the anticipated refund for prior year taxes, respectively. The Company also recorded as a discrete event in the second quarter of fiscal 2012 additional tax expense of $8,408 related to valuation allowances for previously recognized deferred tax assets in various jurisdictions.

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

Foreign Currency Translation. Included in other income, net, are net losses on foreign exchange of $677 and $278, for the three and nine months ended October 31, 2011, respectively. Included in other income, net, are net gains on foreign exchange of $793 and $2,185, for the three and nine months ended October 31, 2010, respectively.

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $305,156 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States (U.S.) as of October 31, 2011.

Call Options. As discussed in Note 2, Acquisitions, effective October 31, 2011, the Company acquired the remaining outstanding shares of UTi Logistics Israel, Ltd. (UTi Israel), of which the Company already held a controlling financial interest. Prior to this acquisition, the Company held options providing the Company with the right to call the minority partner’s shares of UTi Israel under certain circumstances, and the minority partner held options providing the minority partner with the right to call the Company’s shares of UTi Israel in the event the Company did not exercise its right, under certain circumstances, to call the minority partner’s shares. The Company previously recorded assets and liabilities which represented the difference between the estimated strike price and the estimated fair value of the attributable subsidiary equity, if the call options became exercisable. These options were cancelled in connection with the Company’s acquisition of the remaining outstanding shares of UTi Israel, thereby reducing the Company’s assets and liabilities related to these options to zero. As of January 31, 2011, the amounts included in other non-current assets and other non-current liabilities with respect to these options were $388 and $649, respectively.

In connection with the Company’s operations in Indonesia, options were granted providing the Company with the right to call a minority partner’s shares of a subsidiary under certain circumstances. The Company records assets and liabilities which represent the difference between the estimated strike price and estimated fair value of the attributable subsidiary equity. The amount included in other non-current assets was $2,106 at October 31, 2011.

Pharma Property Development Agreements. During the nine months ended October 31, 2011, the Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. In addition to the other documents for the transaction, the Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the Company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. As of October 31, 2011, included in property, plant and equipment, and long-term borrowings, is $27,614 under this arrangement. The amount included in long-term borrowings represents an obligation to the developer under the arrangement. The Company currently estimates that its capital commitments under this arrangement will be approximately $38,000, excluding warehouse-related equipment, and that its capital commitments for warehouse-related equipment under this arrangement will be approximately $29,000. The property development activities will be conducted into the Company’s next fiscal year.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, long-term deposits, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, call options, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and call options, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As discussed further in Note 11, “Borrowings” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of October 31, 2011 and January 31, 2011, the fair value of these notes was $60,804 and $60,721, respectively, compared to a book value of $55,000 for each of these periods. In addition, as discussed further in Note 11, “Borrowings” on June 24, 2011, the Company issued $150,000 of senior unsecured guaranteed notes bearing an interest rate of 3.67% per annum. As of October 31, 2011, the fair value of these notes was $151,129, compared to a book value of $150,000 for this period. The Company’s call options are recorded at their estimated fair value.

Recent Accounting Pronouncements

Adoption of New Accounting Standards. In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s current implementation of this standard on February 1, 2011 did not have a significant impact on its consolidated statements of income and financial position.

Standards Issued But Not Yet Effective. Other new pronouncements issued but not effective until after October 31, 2011 are not expected to have a material impact on the Company’s consolidated financial statements.

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

Reclassifications

In the consolidated statements of cash flows, the Company has presented the purchases of software and other intangible assets as a separate line item within cash flow from investing activities for the nine months ended October 31, 2011 and 2010. Historically, these amounts were included within the purchases of property, plant and equipment line item within investing activities. Also in the consolidated statements of cash flows, the Company has presented the tax benefit relating to share-based compensation in changes in accrued liabilities and other liabilities. Historically, these amounts were included in a separate line item within operating activities. These changes did not impact cash flows from operating activities, investing activities or any other financial statement information.

NOTE 2. Acquisitions

All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.

Effective October 31, 2011, the Company acquired the remaining outstanding shares of UTi Israel, of which the Company already held a controlling financial interest from previous activities in Israel. The Company has been consolidating the financial results of UTi Israel from the time the controlling financial interest was obtained. The purchase price for the previously unheld shares totaled $12,028. An amount of $8,621, representing the difference between the consideration paid and the non-controlling interest adjusted has been recognized in equity attributable to the Company as the change in ownership interest did not affect the Company’s controlling financial interest in UTi Israel.

As discussed in Note 1, prior to the Company’s acquisition of the remaining outstanding shares of UTi Israel, the Company held options providing the Company with the right to call the minority partner’s shares of UTi Israel under certain circumstances, and the minority partner held options providing the minority partner with the right to call the Company’s shares of UTi Israel under certain circumstances. These options were cancelled in connection with the Company’s acquisition of the remaining outstanding shares of UTi Israel.

NOTE 3. Earnings per Share

Earnings per share are calculated as follows:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net income	$28,536	$26,423	$60,152	$55,366
Weighted average number of ordinary shares	102,755,296	100,736,378	102,514,547	100,487,558
Incremental shares required for diluted earnings per share related to stock options/restricted share units	655,373	1,280,174	946,210	1,378,912

Diluted weighted average number of ordinary shares	103,410,669	102,016,552	103,460,757	101,866,470

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.28	$0.26	$0.59	$0.55

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.28	$0.26	$0.58	$0.54

Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06

Weighted-average diluted shares outstanding exclude 3,455,156 and 2,322,625 shares for the three and nine months ended October 31, 2011, respectively, and exclude 2,755,676 and 2,895,326 shares for the three and nine months ended October 31, 2010, respectively, because such shares represent stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period, and were therefore anti-dilutive.

NOTE 4. Equity

Certain information regarding changes in equity and noncontrolling interests are as follows:

	UTi Worldwide Inc.’s Equity
	Common stock	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total
Balance at February 1, 2011	$484,884	$437,307	$(35,116)	$13,089	$900,164
Employee share-based compensation plans	13,535	—	—	—	13,535
Ordinary shares settled under share-based compensation plans	(1,800)	—	—	—	(1,800)
Net income	—	60,152	—	5,506	65,658
Foreign currency translation adjustment and other	—	—	(9,216)	(792)	(10,008)
Dividends	—	(6,165)	—	—	(6,165)
Acquisitions of noncontrolling interests	(9,742)	—	—	(3,331)	(13,073)
Distributions to noncontrolling interests	—	—	—	(157)	(157)

Balance at October 31, 2011	$486,877	$491,294	$(44,332)	$14,315	$948,154

Balance at February 1, 2010	$464,731	$373,548	$(46,904)	$22,907	$814,282
Employee share-based compensation plans	10,508	—	—	—	10,508
Net income	—	55,366	—	3,954	59,320
Foreign currency translation adjustment and other	—	—	23,886	1,393	25,279
Dividends	—	(6,106)	—	—	(6,106)
Acquisitions of noncontrolling interests	5,662	—	—	(13,985)	(8,323)
Distributions to noncontrolling interests	—	—	—	(1,719)	(1,719)

Balance at October 31, 2010	$480,901	$422,808	$(23,018)	$12,550	$893,241

Other comprehensive (loss)/income is comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Net income	$30,310	$27,752	$65,658	$59,320
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments and other	(44,476)	23,164	(10,008)	25,279

Comprehensive (loss)/income	(14,166)	50,916	55,650	84,599
Comprehensive income attributable to noncontrolling interests	140	1,729	4,714	5,347

Comprehensive (loss)/income attributable to UTi Worldwide Inc.	$(14,306)	$49,187	$50,936	$79,252

NOTE 5. Segment Reporting

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended October 31, 2011
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$859,855	$404,681	$—	$1,264,536

Purchased transportation costs	658,436	162,725	—	821,161
Staff costs	110,609	120,614	7,645	238,868
Depreciation	4,287	7,465	452	12,204
Amortization of intangible assets	1,051	2,279	540	3,870
Severance and exit costs	909	675	71	1,655
Other operating expenses	47,350	86,498	4,649	138,497

Total operating expenses	822,642	380,256	13,357	1,216,255

Operating income/(loss)	$37,213	$24,425	$(13,357)	48,281

Interest income				4,731
Interest expense				(8,054)
Other expense, net				(677)

Pretax income				44,281
Provision for income taxes				13,971

Net income				30,310
Net income attributable to noncontrolling interests				1,774

Net income attributable to UTi Worldwide Inc.				$28,536

Capital expenditures for property, plant and equipment	$5,446	$10,951	$221	$16,618

Capital expenditures for internally developed software	$—	$—	$14,668	$14,668

Segment assets	$1,378,966	$838,150	$107,291	$2,324,407

	Three months ended October 31, 2010
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$841,739	$356,665	$—	$1,198,404

Purchased transportation costs	654,092	138,172	—	792,264
Staff costs	98,118	110,023	6,716	214,857
Depreciation	4,296	7,824	169	12,289
Amortization of intangible assets	1,149	2,189	—	3,338
Other operating expenses	50,160	77,397	4,188	131,745

Total operating expenses	807,815	335,605	11,073	1,154,493

Operating income/(loss)	$33,924	$21,060	$(11,073)	43,911

Interest income				4,435
Interest expense				(8,911)
Other income, net				1,168

Pretax income				40,603
Provision for income taxes				12,851

Net income				27,752
Net income attributable to noncontrolling interests				1,329

Net income attributable to UTi Worldwide Inc.				$26,423

Capital expenditures for property, plant and equipment.	$8,039	$4,478	$1,298	$13,815

Capital expenditures for internally developed software	$—	$—	$5,769	$5,769

Segment assets	$1,352,237	$769,225	$99,202	$2,220,664

	Nine months ended October 31, 2011
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,591,360	$1,169,239	$—	$3,760,599

Purchased transportation costs	1,998,348	464,903	—	2,463,251
Staff costs	334,876	359,564	20,908	715,348
Depreciation	13,115	21,511	1,811	36,437
Amortization of intangible assets	3,262	6,956	1,880	12,098
Severance and exit costs	5,006	4,163	818	9,987
Other operating expenses	147,000	255,320	14,343	416,663

Total operating expenses	2,501,607	1,112,417	39,760	3,653,784

Operating income/(loss)	$89,753	$56,822	$(39,760)	106,815

Interest income				14,208
Interest expense				(25,622)
Other expense, net				(278)

Pretax income				95,123
Provision for income taxes				29,465

Net income				65,658
Net income attributable to noncontrolling interests				5,506

Net income attributable to UTi Worldwide Inc.				$60,152

Capital expenditures for property, plant and equipment	$17,659	$52,119	$4,928	$74,706

Capital expenditures for internally developed software	$—	$141	$34,501	$34,642

Segment assets	$1,378,966	$838,150	$107,291	$2,324,407

	Nine months ended October 31, 2010
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,372,503	$1,032,147	$—	$3,404,650

Purchased transportation costs	1,851,574	402,118	—	2,253,692
Staff costs	286,871	321,664	17,842	626,377
Depreciation	12,093	22,329	542	34,964
Amortization of intangible assets	3,179	6,666	—	9,845
Other operating expenses	143,043	224,468	15,497	383,008

Total operating expenses	2,296,760	977,245	33,881	3,307,886

Operating income/(loss)	$75,743	$54,902	$(33,881)	96,764

Interest income				10,338
Interest expense				(22,859)
Other income, net				2,183

Pretax income				86,426
Provision for income taxes				27,106

Net income				59,320
Net income attributable to noncontrolling interests				3,954

Net income attributable to UTi Worldwide Inc.				$55,366

Capital expenditures for property, plant and equipment	$17,460	$12,776	$8,164	$38,400

Capital expenditures for internally developed software	$—	$—	$10,369	$10,369

Segment assets	$1,352,237	$769,225	$99,202	$2,220,664

For reporting purposes by segment and by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services, including contract logistics services, are attributed to the country where the services are performed.

The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended October 31,
	2011			2010
	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total
EMENA	$256,160	$54,690	$310,850	$240,001	$63,543	$303,544
Americas	195,407	227,441	422,848	173,248	189,405	362,653
Asia Pacific	277,047	16,416	293,463	314,662	12,156	326,818
Africa	131,241	106,134	237,375	113,828	91,561	205,389

Total	$859,855	$404,681	$1,264,536	$841,739	$356,665	$1,198,404

	Nine months ended October 31,
	2011			2010
	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total
EMENA	$808,050	$169,756	$977,806	$700,329	$191,626	$891,955
Americas	574,877	647,313	1,222,190	488,886	545,561	1,034,447
Asia Pacific	825,159	46,006	871,165	886,693	32,475	919,168
Africa	383,274	306,164	689,438	296,595	262,485	559,080

Total	$2,591,360	$1,169,239	$3,760,599	$2,372,503	$1,032,147	$3,404,650

The following table shows long-lived assets, attributable to the Company’s geographic regions:

	As of October 31, 2011	As of January 31, 2011
EMENA	$31,675	$31,646
Americas	42,762	41,437
Asia Pacific	29,725	29,510
Africa	74,798	45,052

Total	$178,960	$147,645

The following table shows long-lived assets attributable to specific countries:

	As of October 31, 2011	As of January 31, 2011
United States	$35,402	$33,614
South Africa	72,691	43,077
China	16,029	15,943
Spain	11,752	13,742
All Others	43,086	41,269

Total	$178,960	$147,645

The following table shows revenues attributable to specific countries:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
United States	$335,410	$303,083	$970,225	$868,947
South Africa	229,509	199,034	666,528	544,335
China	121,943	150,340	362,102	409,678
Spain	29,108	36,161	108,423	116,534
All Others	548,566	509,786	1,653,321	1,465,156

Total	$1,264,536	$1,198,404	$3,760,599	$3,404,650

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Revenues:
Airfreight forwarding	$431,247	$427,878	$1,335,948	$1,215,009
Ocean freight forwarding	325,499	318,898	927,773	895,356
Customs brokerage	31,579	28,993	94,914	81,039
Contract logistics	217,227	187,778	629,051	544,087
Distribution	146,772	127,101	415,866	365,694
Other	112,212	107,756	357,047	303,465

Total	$1,264,536	$1,198,404	$3,760,599	$3,404,650

Purchased transportation costs:
Airfreight forwarding	$335,369	$336,958	$1,051,426	$966,619
Ocean freight forwarding	271,832	269,823	772,685	754,791
Customs brokerage	1,062	1,216	3,822	5,034
Contract logistics	53,668	39,132	151,876	116,418
Distribution	100,413	86,275	283,663	249,313
Other	58,817	58,860	199,779	161,517

Total	$821,161	$792,264	$2,463,251	$2,253,692

NOTE 6. Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 31, 2011 are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at February 1, 2011	$174,287	$249,687	$423,974
Foreign currency translation	3,706	(7,497)	(3,791)

Balance at October 31, 2011	$177,993	$242,190	$420,183

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. In addition to the review above, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. No impairment was recognized during the nine months ended October 31, 2011 and the year ended January 31, 2011. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $100,494 at October 31, 2011 and January 31, 2011, all related to the Company’s Contract Logistics and Distribution segment.

Other Intangible Assets. Amortizable intangible assets at October 31, 2011 and January 31, 2011 relate primarily to the estimated fair values of client relationships acquired with respect to certain acquisitions and software applications internally-developed by the Company for internal use. The carrying values of amortizable intangible assets at October 31, 2011 and January 31, 2011 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average/life years
As of October 31, 2011:
Client relationships	$109,638	$(59,997)	$49,641	9.0
Internally-developed software	70,666	(3,636)	67,030	4.8
Non-compete agreements	891	(810)	81	4.7
Other	4,932	(4,026)	906	3.8

Total	$186,127	$(68,469)	$117,658

As of January 31, 2011:
Client relationships	$106,530	$(48,330)	$58,200	9.5
Internally-developed software	32,146	(1,404)	30,742	4.6
Non-compete agreements	3,348	(3,119)	229	3.0
Other	5,031	(3,518)	1,513	3.8

Total	$147,055	$(56,371)	$90,684

Amortization expense totaled $3,870 and $12,098 for the three and nine months ended October 31, 2011, respectively. Amortization expense totaled $3,338 and $9,845 for the three and nine months ended October 31, 2010, respectively. The following table shows the expected amortization expense for these intangible assets for the current fiscal year and each of the next four fiscal years ending January 31:

2012	$14,475
2013	20,858
2014	23,092
2015	19,970
2016	17,991

In addition to the amortizable intangible assets, the Company also had $911 and $920 of intangible assets not subject to amortization at October 31, 2011 and January 31, 2011, respectively, related primarily to acquired trade names.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Nine months ended October 31,
	2011	2010
Net cash paid for:
Interest	$29,944	$26,019
Income taxes	30,245	23,184
Withholding taxes	—	2
Non-cash activities:
Capital lease obligations incurred to acquire assets	10,999	10,063
Liability incurred for contingent consideration obligations	—	300
Long-term obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	27,614	—

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

NOTE 8. Contingencies

In connection with ASC 450, Contingencies, the Company has not accrued for a loss contingency relating to any of the investigations and legal proceedings disclosed below because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable and reasonably estimable.

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

Industry-Wide Anti-Trust Investigations. In 2007, in connection with the U.S. Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the international freight forwarding industry, the Company responded to a grand jury subpoena requesting documents and the U.S. DOJ executed a search warrant on the Company’s offices in Long Beach, California, and served one of the Company’s subsidiaries with a subpoena requesting numerous documents and other materials. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that the Company produce various documents regarding ocean freight forwarding. The Company believes it is a subject of the U.S. DOJ investigation.

In 2008, 2009 and 2011, the Company responded to requests for information issued by the European Commission (EC) requesting information and records relating to the EC’s investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to the Company and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. The Company responded in writing to the EC’s Statement of Objections in April 2010. Representatives of the Company attended a hearing in July 2010 to discuss our position with the EC officials.

In May 2009, the Company learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, the Company received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against the Company, its Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. The Company intends to respond to this proceeding within 30 days after the last defendant in this global proceeding has been notified.

In November 2009, one of the Company’s subsidiaries received a summons from the South African Competition Commission (“SACC”) requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In January 2010, the Company responded to this request. On April 14, 2011, one of the Company’s subsidiaries was notified that the SACC has decided to refer a complaint against various freight forwarding companies, including such subsidiary, to the South African Competition Tribunal (the

“Tribunal”) for adjudication. The Commission’s complaint stems from its previously disclosed investigation into alleged anti-competitive behavior by a number of freight forwarders and alleges infringements of South African competition law with respect to certain surcharges and fees. On June 6, 2011, representatives of the Company attended a meeting with representatives from the SACC to discuss the Company’s position with regard to these matters and following this meeting, the Company continues to cooperate with the SACC with various information requests.

From time to time the Company receives additional requests for information, documents and interviews from various governmental agencies with respect to these investigations, and the Company has provided, and expects to continue to provide in the future, further responses as a result of such requests.

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

The Company has incurred, and expects to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, the EC, the SACC or any other regulatory body concludes that the Company or any of its subsidiaries have engaged in anti-competitive behavior, the Company could incur significant additional legal fees and other costs, which could include substantial fines and/or penalties and the Company could be liable for damages, which may be material to the Company’s financial results.

South African Revenue Service Matter. The Company is involved in a dispute with the South African Revenue Service with respect to the Company’s use of “owner drivers” for the collection and delivery of cargo in South Africa. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has objected to this claim and, together with its legal and tax advisors, believes that the owner drivers are not “employees” and that accordingly there is no tax liability in respect of these owner drivers in terms of the South African income tax act. This matter relates to the years 2002 through 2004 and 2006 and 2007. The 2005 tax year is not under assessment. The aggregate amount claimed by the South African Revenue Service for all years under review is approximately $9,252 based on exchange rates as of October 31, 2011.

Per Transport Litigation. The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $13,430 based on exchange rates as of October 31, 2011. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company has agreed to indemnify these individuals in connection with these proceedings.

NOTE 9. Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Service cost	$331	$302	$993	$912
Interest cost	518	507	1,568	1,517
Expected return on assets	(363)	(336)	(1,104)	(1,001)
Amortization of net actuarial loss	29	30	87	89

Net periodic benefit cost	$515	$503	$1,544	$1,517

For the nine months ended October 31, 2011 and 2010, the Company contributed approximately $1,701 and $1,076, respectively, to its defined benefit plans.

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

In addition to the 2009 LTIP, at October 31, 2011, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).

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

Employee Share-Based Compensation Activity

A summary of share-based compensation activity applicable to employee shared-based plans for the nine months ended October 31, 2011 is as follows:

	2009 LTIP
	Shares subject to stock options	Weighted average exercise price	Restricted share units	Weighted average grant date fair value
Outstanding balance at February 1, 2011	8,408	$12.58	1,016,552	$16.95
Granted	179,961	20.07	827,162	19.87
Exercised/vested	—	—	(223,149)	17.12
Cancelled/forfeited	(4,386)	20.07	(49,605)	17.89

Outstanding balance at October 31, 2011	183,983	$19.73	1,570,960	$18.43

	2004 LTIP
	Shares subject to stock options	Weighted average exercise price	Restricted share units	Weighted average grant date fair value
Outstanding balance at February 1, 2011	1,582,102	$20.51	1,319,950	$18.05
Exercised/vested	(53,550)	16.32	(360,107)	18.32
Cancelled/forfeited	(37,284)	26.30	(73,516)	18.16

Outstanding balance at October 31, 2011	1,491,268	$20.50	886,327	$17.91

	2000 Stock Option Plan
	Shares subject to stock options	Weighted average exercise price
Outstanding balance at February 1, 2011	570,775	$8.57
Exercised	(107,625)	8.42

Outstanding balance at October 31, 2011	463,150	$8.61

Non-Employee Share-Based Compensation Activity. A summary of share-based compensation activity applicable to the non-employee director share-based plans for the nine months ended October 31, 2011 is as follows:

	2004 Directors Incentive Plan		Directors Option Plan
	Restricted share units	Weighted average grant date fair value	Shares subject to stock options	Weighted average exercise price
Outstanding balance at February 1, 2011	39,970	$14.01	72,000	$10.80
Granted	31,318	19.00	—	—
Exercised/vested	(39,970)	14.01	(3,000)	5.31

Outstanding balance at October 31, 2011	31,318	$19.00	69,000	$11.04

In connection with its share-based compensation plans, the Company recorded approximately $3,934 and $2,334 of share-based compensation expense for the three months ended October 31, 2011 and 2010, respectively. In connection with its share-based compensation plans, the Company recorded approximately $11,302 and $6,396 of share-based compensation expense for the nine months ended October 31, 2011 and 2010, respectively. As of October 31, 2011, the Company had approximately $24,669 of total unrecognized compensation related to share-based compensation to be expensed through April 2016.

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

In September 2011, the Company’s subsidiary in Germany entered into a revolving credit facility which is guaranteed by the Company and three of the Company’s subsidiaries. This facility provides for availability of up to 17,000 euros (approximately $24,045 at October 31, 2011), of which 16,380 euros may be used for cash borrowings and 620 euros may be used for guarantees.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of October 31, 2011:

	2011 RBS Facility	2011 Nedbank Facility	2011 Bank of the West Facility	2009 Nedbank South African Facilities[1]	Other Facilities[2]	Total
Credit facility limit	$50,000	$75,000	$50,000	$83,526	$191,618	$450,144

Facility usage for cash withdrawals[3]	$—	$20,352	$49,041	$1,289	$84,152	$154,834
Letters of credit and guarantees outstanding	38,463	6,916	—	28,686	99,480	173,545

Total facility/usage	$38,463	$27,268	$49,041	$29,975	$183,632	$328,379

Available, unused capacity	$11,537	$47,732	$959	$53,551	$7,986	$121,765
Available for cash withdrawals	$—	$19,625	$959	$50,112	$7,879	$78,575

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
[3]

Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 Nedbank Facility, $20,352 of letters of credit issued under such facility supports outstanding cash borrowings by the Company’s subsidiaries.

2011 RBS Amended and Restated Letter of Credit Agreement. The 2011 RBS Facility provides for an aggregate availability of up to $50,000 in letters of credit. As of October 31, 2011, the aggregate amount of letters of credit and guarantees outstanding under this facility was approximately $38,463. Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit. The 2011 RBS Facility matures on June 24, 2013. The Company’s obligations under the 2011 RBS Facility are guaranteed by the Subsidiary Guarantors.

2011 Nedbank Amended and Restated Letter of Credit and Cash Draw Agreement. The 2011 Nedbank Facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility. As of October 31, 2011, the aggregate amounts of letters of credit and guarantees outstanding under this facility were approximately $27,268. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate. The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 2014 for cash draw items. The Company’s obligations under the 2011 Nedbank Facility are guaranteed by the Subsidiary Guarantors.

2011 Bank of the West Credit Agreement. The 2011 Bank of the West Facility provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. In entering into the 2011 Bank of the West Facility, the Company repaid all remaining indebtedness due under its previous US credit facility with Bank of the West. Borrowings under the 2011 Bank of the West Facility aggregated $49,041 at October 31, 2011. This facility bears interest at the Company’s choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate or (iii) 1% above the one-month LIBOR rate. The 2011 Bank of the West Facility matures on June 24, 2014 and the Company’s obligations under the 2011 Bank of the West Facility are guaranteed by the Subsidiary Guarantors.

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

In addition to the South African Facilities Agreement described above, the Company’s South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of October 31, 2011 the value of these contingent liabilities was $37,812.

Cash Pooling Arrangements. A significant number of the Company’s subsidiaries participate in cash pooling arrangements administered by various banks and which the Company uses to fund liquidity needs of the subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $24,165 were included in bank lines of credit on our balance sheet at October 31, 2011.

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

Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties not covered under the facilities listed above. The total of such borrowings at October 31, 2011 and January 31, 2011 was $879, and $7,238 respectively.

Long-term Borrowings. The following table presents information about the aggregate amount of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of October 31, 2011:

	2009 Note Purchase Agreement	2011 Note Purchase Agreement	Other Borrowings	Total
Current portion of long-term borrowings	$18,334	$—	$3,446	$21,780
Long-term borrowings, excluding current portion	36,666	150,000	34,587	221,253

Total	$55,000	$150,000	$38,033	$243,033

2009 Note Purchase Agreement. On July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes (the “2009 Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The Company is required to repay approximately $9,167, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Notes mature on August 9, 2014. The Company’s obligations under the 2009 Notes and the 2009 Note Purchase Agreement are guaranteed by the Company and selected Subsidiary Guarantors. As of October 31, 2011, the principal amount outstanding under the 2009 Notes was $55,000, of which $36,666 is included in long-term bank borrowings, excluding current portion, in the consolidated balance sheets as of October 31, 2011.

2011 Note Purchase Agreement. On June 24, 2011, the Company issued $150,000 (principal amount) of the 2011 Notes pursuant to the 2011 Note Purchase Agreement (the 2011 Notes together with the 2009 Notes are referred to herein as the “Senior Notes” and the 2011 Note Purchase Agreement together with the 2009 Note Purchase Agreement are referred to as the “Note Purchase Agreements”). The 2011 Notes bear interest at a rate of 3.67% per annum, payable semi-annually, on the 24th day of February and August of each year up to and including August 24, 2018. Pursuant to the 2011 Notes, principal payments of $9,000 each are due on February 24th and August 24th of 2014, principal payments of $19,000 each are due on February 24th and August 24th of 2015, 2016 and 2017, and principal payments of $9,000 each are due on February 24th and August 24th of 2018. The 2011 Notes have a maturity date of August 24, 2018. The required principal payments shall be reduced proportionally by certain prepayments made by the Company. The Company may at any time prepay all or a part of the principal amount of the 2011 Notes subject to a make-whole payment and other terms. The Company’s obligations under the 2011 Notes and the 2011 Note Purchase Agreement are guaranteed by the Subsidiary Guarantors. As of October 31, 2011, the principal amount outstanding under the 2011 Notes was $150,000 and is included in long-term borrowings in the consolidated balance sheets.

The 2011 Credit Facilities, the South African Facilities Agreement, and the Note Purchase Agreements require the Company to comply with financial and other affirmative and negative covenants and certain change of control provisions. Some of the covenants include maintaining a minimum debt service ratio, specified net worth, maintaining a specified leverage ratio and minimum interest charge coverage requirements, among others. Should the Company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes and the various credit facilities could become immediately due and payable and the various credit agreements and facilities could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreements, 2011 Credit Facilities, and the South African Facilities Agreement as of October 31, 2011.

Furthermore, certain of the credit facilities, including the Note Purchase Agreements, contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the Note Purchase Agreements the right to declare a default if the Company defaults under other indebtedness in certain circumstances.

Pharma Property Development Agreements. In connection with the Pharma Property Development Agreements, as of October 31, 2011, the Company has included $27,614 in long-term borrowings as a result of this arrangement; $8,369 of such borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate. The remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. The Company has received an agreement in principle for long-term replacement financing upon both the completion of the development of the project and the Company’s expected purchase of the property, at which time the Company intends to replace the borrowings on such terms.

NOTE 12. Uncertain Tax Positions

A reconciliation of the total amounts of unrecognized tax positions and interest recognized in other non-current liabilities at the beginning and end of the period is as follows:

	Uncertain Tax Positions	Interest
Balance at February 1, 2011	$5,508	$1,626
Net additions	1,453	503
Lapses	(80)	(32)
Foreign currency translation	49	9

Balance at October 31, 2011	$6,930	$2,106

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The total amount of unrecognized tax benefits that would favorably affect our effective tax rate if recognized was $6,666 as of October 31, 2011. Tax years 2006 through 2010 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of October 31, 2011 will decrease by up to $1,287 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

NOTE 13. Fair Value Disclosures

Fair Value Measurements on Recurring Basis. The Company measures the fair value of certain assets and liabilities on a recurring basis based upon a fair value hierarchy in accordance with ASC 820, Fair Value Measurements and Disclosures, as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Observable market data, including quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves; and

•	Level 3 – Unobservable data reflecting the Company’s own assumptions, where there is little or no market activity for the asset or liability.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2011 and January 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at October 31, 2011:
Assets
Cash and cash equivalents	$339,030	$339,030	$—	$—
Forward exchange contracts	275	—	275	—
Other	2,106	—	—	2,106

Total	$341,411	$339,030	$275	$2,106

Liabilities
Forward exchange contracts	$168	—	$168	—

Total	$168	$—	$168	$—

Balance at January 31, 2011:
Assets
Cash and cash equivalents	$326,795	$326,795	$—	$—
Forward exchange contracts	445	—	445	—
Other	388	—	—	388

Total	$327,628	$326,795	$445	$388

Liabilities
Forward exchange contracts	$108	$—	$108	$—
Other	649	—	—	649

Total	$757	$—	$108	$649

The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore are classified as Level 2.

Other includes financial assets and liabilities utilizing Level 3 inputs include call options granted to the Company and certain of the Company’s minority partners. These call options do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally, based on the difference between the estimated strike price and the estimated fair value of the minority partner equity, when the call options become exercisable.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended October 31, 2011:

	Assets	Liabilities
Balance at February 1, 2011	$388	$649
Additions/(deletions)	1,686	(111)
Net change in fair value included in earnings	95	(563)
Translation adjustment	(63)	25

Balance at October 31, 2011	$2,106	$—

Fair Value Measurements on Non-Recurring Basis. Certain assets and liabilities are not measured at fair value, but are recognized and disclosed at fair value on a non-recurring basis. During the nine months ended October 31, 2011, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to business combinations that closed within the period. For business combinations, the Company uses inputs other than quoted prices that are observable, such as interest rates, cost of capital and market comparable royalty rates, which are applied to income and market valuation approaches, and therefore are classified as Level 2. The fair value of net identifiable tangible and intangible assets acquired and liabilities assumed (excluding goodwill) for business combinations that closed during the period indicated were not material to the Company’s consolidated financial statements.

NOTE 14. Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

As of October 31, 2011, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of October 31, 2011: $9,321 in euros; $8,444 in U.S. dollars; $1,398 in British pound sterling; and, $1,822 in other currencies. As of October 31, 2010, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of October 31, 2010: $8,889 in euros; $19,704 in U.S. dollars; $1,335 in British pound sterling; and, $1,974 in other currencies. Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $275 and $445 at October 31, 2011 and January 31, 2011, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $168 and $108 at October 31, 2011 and January 31, 2011, respectively. The Company recorded net gains on foreign currency derivatives of $13 and $107 for the three and nine months ended October 31, 2011, respectively. The Company recorded net losses on foreign currency derivatives of $29 and $848 for the three and nine months ended October 31, 2010, respectively.

NOTE 15. Severance and Exit Costs

During the nine months ended October 31, 2011, the Company incurred severance costs and facility exit costs of $8,073 and $1,914, respectively. These costs were primarily incurred in the Company’s EMENA region. The costs within the Company’s reportable segments are as follows:

Severance. The Company incurred charges for employee severance benefits for the nine months ended October 31, 2011 of $5,006 in the Freight Forwarding segment and $2,249 in the Contract Logistics and Distribution segment. Additionally, the Company incurred charges for employee severance benefits of $818 within the corporate segment.

Charges for employee severance benefits incurred in the Company’s freight forwarding segment during the nine months ended October 31, 2011 were primary related to certain business transformation initiatives. During the nine months ended October 31, 2011, the Company began to incur charges for severance related to certain business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. Although a plan of termination has not been adopted pursuant to ASC 420 or ASC 715, the Company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort. No amounts were recorded as liabilities as of October 31, 2011 for such anticipated costs, as the Company had paid all amounts required to be accrued through October 31, 2011 and had not met the criteria under ASC 420 or ASC 715 for accrual for activities which are expected to occur in future periods.

Charges for employee severance benefits incurred in the Company’s Contract Logistics and Distribution segment during the nine months ended October 31, 2011 are primarily related to the closure of certain underutilized contract logistics facilities in Europe. All such closures have been completed and the related severance liabilities have been paid at October 31, 2011.

Facility exit costs. Amounts charged for other exit costs for the nine months ended October 31, 2011 were $1,914. These charges were incurred in the Company’s Contract Logistics and Distribution segment in connection with the closure of certain underutilized contract logistics facilities in Europe. No material liability remained as of October 31, 2011 with respect to these closures. No exit costs were incurred for the Company’s Freight Forwarding or corporate segments for the nine months ended October 31, 2011.

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

Forward-Looking Statements, Uncertainties and Other Factors

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s discussion of the company’s current business plan and strategy and intended costs, benefits and timing thereof, the amount, timing and nature of future severance costs associated with our business transformation initiatives, the anticipated outcome or impact of litigation, regulatory matters and other contingencies, the company’s ability to meet its capital and liquidity requirements for the foreseeable future, the company’s ability to refinance indebtedness, the intended timetable for responding to the antitrust investigation in Brazil, the timing, costs and benefits of anticipated capital and other expenditures (including without limitation those related to our technology-enabled, business transformation initiative and technology upgrades, and our planned investments in our pharmaceutical distribution business in South Africa), the impact of higher medical and unemployment costs on our U.S. contract logistics business, the future impact of recent accounting pronouncements, the likelihood and impact of potential future goodwill impairment charges, the number of shares of equity-based compensation that will vest in the future, the timing, likelihood and amounts of anticipated contingent earn-out payments, and all other statements concerning future matters. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including but not limited to the recent economic and political volatility, particularly in Europe and the Middle East, that has materially impacted trade volumes, transportation capacity, pricing dynamics and overall margins; the financial condition of various European countries; the financial condition of the company’s clients, the company’s ability to refinance, renew or replace its credit facilities and other indebtedness on commercially reasonable terms or at all; capacity constraints and the company’s ability to secure space on third party airplanes, ocean vessels and other modes of transportation; planned or unplanned consequences of the company’s sales initiatives, procurement initiatives and business transformation efforts, including severance and other costs; demand for the company’s services; integration risks associated with acquisitions; the ability to retain clients; management of acquisition targets; increased competition; the impact of volatile fuel costs and changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions and unrest, including in Africa, Asia and EMENA which is comprised of Europe, Middle East and North Africa; work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, and costs and expenses the company will incur as a result of the ongoing publicly announced investigations by the United States (U.S.) Department of Justice, the European Commission (EC) and other governmental agencies into the pricing practices of the international freight forwarding and cargo transportation industry and other similar or related investigations and lawsuits; disruptions caused by epidemics, conflicts, wars, natural disasters and terrorism; the other risks and uncertainties described herein and in the company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the company’s control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, UTi cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on UTi’s forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of the company’s Annual Report on Form 10-K, including, without limitation, in our quarterly reports on Form 10-Q), and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.

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

Effect of Foreign Currency Translation on Comparison of Results. Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes will be affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower revenues reported; however, as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect will occur if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net carrying value of our assets. These translation effects are included as a component of accumulated other comprehensive income or loss in shareholders’ equity. We have historically not attempted to hedge this equity risk.

For the three and nine months ended October 31, 2011, foreign currency translation losses and other adjustments of $44.5 million and $10.0 million, respectively, were included in other comprehensive loss in shareholder’s equity. The U.S. dollar generally weakened compared to several other global currencies during the first two quarters of fiscal 2012. However, this depreciation was more than offset by a significant appreciation during the third quarter of fiscal 2012 of the U.S. dollar against several other currencies, particularly compared to the South African rand. For the three and nine months ended October 31, 2010, foreign currency translation gains and other adjustments of $23.2 million and $25.3 million for the three and nine months ended October 31, 2010 respectively, included in other comprehensive income in shareholder’s equity. We cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

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

Effective October 31, 2011, we acquired the remaining outstanding shares of UTi Logistics Israel, Ltd. (UTi Israel), of which we already held a controlling financial interest from previous activities in Israel. We have been consolidating the financial results of UTi Israel from the time the controlling financial interest was obtained. The purchase price for the previously unheld shares totaled $12.0 million. An amount of $8.6 million, representing the estimated difference between the consideration paid and the non-controlling interest adjusted has been recognized in equity attributable to us as the change in ownership interest did not affect our controlling financial interest in UTi Israel.

As discussed in Note 1, “Presentation of Financial Statements” of our Notes to the Consolidated Financial Statements, included in Part I, Item 1 “Financial Statements” of this report, prior to our acquisition of the remaining outstanding shares of UTi Israel, we held options providing us with the right to call the minority partner’s shares of UTi Israel under certain circumstances, and the minority partner held options providing the minority partner with the right to call our shares of UTi Israel under certain circumstances. These options were cancelled in connection with our acquisition of the remaining outstanding shares of UTi Israel.

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

Discussion of Results

The following discussion of our operating results explains material changes in our consolidated results for the third quarter and first nine months of fiscal 2012 compared to the third quarter and first nine months of fiscal 2011. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2011, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, on file with the SEC. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

Segment Operating Results. The company’s operations are principally managed by core business operations. As discussed above in Note 1 “Presentation of Financial Statements” of our Notes to the Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” of this report, our operations are broken into the following reportable segments: (i) Freight Forwarding and (ii) Contract Logistics and Distribution. Certain corporate costs are allocated to the operating segments directly. The remaining corporate costs are those that are not specifically attributable to operating segments and are presented separately. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities.

For reporting purposes by segment and by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. For purposes of this discussion and analysis, we believe net revenue (the term we use to describe revenues less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because revenue for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. In contrast to the Freight Forwarding segment, we believe revenue is a better measure of the growth in our Contract Logistics and Distribution segment because this segment does not incur carrier costs (and related fuel surcharges) in the same manner as freight forwarding, and purchased transportation costs under this segment primarily relate to the truck brokerage operation in the Americas region and certain logistics related expense which are directly related to revenue.

Three months ended October 31, 2011 compared to three months ended October 31, 2010

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended October 31, 2011 compared to the three months ended October 31, 2010:

Freight Forwarding

	Freight Forwarding Three months ended October 31,
	2011	2010	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$431,247	$427,878	$3,369	1%
Ocean freight forwarding	325,499	318,898	6,601	2
Customs brokerage	31,579	28,993	2,586	9
Other	71,530	65,970	5,560	8

Total revenues	859,855	841,739	18,116	2

Purchased transportation costs:
Airfreight forwarding	335,369	336,958	(1,589)	—
Ocean freight forwarding	271,832	269,823	2,009	1
Customs brokerage	1,062	1,216	(154)	(13)
Other	50,173	46,095	4,078	9

Total purchased transportation costs	658,436	654,092	4,344	1

Net revenues:
Airfreight forwarding	95,878	90,920	4,958	5
Ocean freight forwarding	53,667	49,075	4,592	9
Customs brokerage	30,517	27,777	2,740	10
Other	21,357	19,875	1,482	7

Total net revenues	201,419	187,647	13,772	7

Yields:
Airfreight forwarding	22.2%	21.2%
Ocean freight forwarding	16.5%	15.4%

Staff costs	110,609	98,118	12,491	13
Depreciation	4,287	4,296	(9)	—
Amortization of intangible assets	1,051	1,149	(98)	(9)
Severance and exit costs	909	—	909	100
Other operating expenses	47,350	50,160	(2,810)	(6)

Operating income	$37,213	$33,924	$3,289	10%

Airfreight Forwarding. Airfreight forwarding revenues increased $3.4 million, or 1%, for the third quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations contributed $8.7 million to the increase for the third quarter of fiscal 2012, compared to the prior year period, as the U.S. dollar, our reporting currency, was at generally weaker levels during the current period compared to other major global currencies. Fuel surcharges increased approximately $31.8 million for the third quarter of fiscal 2012 when compared to the prior year comparable period as a result of an increase in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Offsetting these foreign currency and fuel increases were weakened airfreight volumes for the third quarter of fiscal 2012 compared to the corresponding prior year period. Airfreight volumes decreased approximately 7% for the third quarter of fiscal 2012 when compared to the high volume levels during the corresponding prior year period. The overall market has been contracting since April 2011 and our volumes since that time through September 2011 have continued to track closely to the overall market levels. Airfreight forwarding volumes weakened further in the month of October 2011, which was one of our best months ever.

Although volumes for the quarter declined, when compared to the prior year comparable period, airfreight net revenue per unit of cargo increased in the third quarter. Airfreight forwarding net revenues increased $5.0 million, or 5%, for the third quarter of fiscal 2012, compared to the corresponding prior year period. The increase in airfreight net revenues for the third quarter of fiscal 2012 was partially a result of a 13% increase in net revenue per kilo, including the effects of foreign currency movements, which increase was partially offset by a 7% decrease in freight volume, when compared to the corresponding prior year period. Foreign currency fluctuations contributed $1.9 million to the increase for the third quarter of fiscal 2012, compared to the corresponding prior year period. Our freight forwarding yields are computed as net revenues divided by revenues. Airfreight forwarding yields for the third quarter of fiscal 2012 were 22.2%, compared to 21.2% for the corresponding prior year period. When compared on a sequential basis to the second quarter of fiscal 2012, yields increased 80 basis points from 21.4%. Airfreight net revenue per kilo was consistent with airfreight net revenue per kilo in the second quarter of fiscal 2012 when compared on a sequential basis.

Ocean Freight Forwarding. Ocean freight forwarding revenues increased $6.6 million, or 2%, for the third quarter of fiscal 2012, compared to the corresponding prior year comparable period. Foreign currency fluctuations contributed $5.7 million to the increase for the third quarter of fiscal 2012, compared to the prior year period. Ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs), increased 5% for the third quarter of fiscal 2012, compared to the corresponding prior year period. Volume increases were consistent throughout the third quarter of fiscal 2012. These increases were partially offset by a reduction in our selling rates, which rates declined due to the declining rates from ocean carriers when compared to the corresponding prior year period.

Ocean freight forwarding net revenues increased $4.6 million, or 9%, for the third quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations contributed $1.4 million to the increase for the third quarter of fiscal 2012, compared to the prior year period. Ocean freight volumes, as expressed in TEUs, increased 5% for the third quarter of fiscal 2012, compared to the corresponding prior year period. As with airfreight, ocean freight net revenue per unit of cargo also increased in the third quarter. Yields and net revenue per unit improved over the prior year due to declining carrier costs as available capacity exceeded demand for both air and ocean freight. Ocean freight net revenue per TEU increased 5% for the third quarter of fiscal 2012, compared to the corresponding prior year period. Ocean freight yields increased approximately 110 basis points to 16.5% during the third quarter of fiscal 2012, compared to 15.4% for the corresponding prior year period. When compared on a sequential basis to the second quarter of fiscal 2012, ocean freight yields decreased 40 basis points from 16.9%.

Customs Brokerage and Other. Customs brokerage revenues increased $2.6 million, or 9%, for the third quarter of fiscal 2012, compared to the corresponding prior year period. The increase is primarily attributable to an increase in the number of clearances as the number of total clearances increased 6% during the third quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations did not have a material effect on customs brokerage revenues for the third quarter of fiscal 2012, compared to the corresponding prior year period. Customs brokerage net revenues increased $2.7 million, or 10%, for the third quarter of fiscal 2012, compared to the corresponding prior year period.

Other freight forwarding related revenues increased $5.6 million, or 8%, for the third quarter of fiscal 2012, primarily due to increased fuel surcharges associated with road freight distribution. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Foreign currency fluctuations did not have a material effect on the increase for the third quarter of fiscal 2012, compared to the corresponding prior year period. Other freight forwarding related net revenues increased $1.5 million, or 7%, compared to the corresponding prior year period.

Operating Expenses. Staff costs in our freight forwarding segment increased $12.5 million, or 13%, for the third quarter of fiscal 2012 compared to the corresponding prior year period. Foreign currency fluctuations contributed $1.8 million to the increase in staff costs for the third quarter of fiscal 2012, compared to the corresponding prior year period. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 13% for the third quarter of fiscal 2012, compared to 12% for the corresponding prior year period. Staff costs as a percentage of freight forwarding segment revenues increased slightly in the third quarter as we maintained staffing levels to handle an anticipated peak season that did not materialize. Other operating costs in the freight forwarding segment decreased $2.8 million, or 6%, for the third quarter of fiscal 2012, compared to the corresponding prior year period. Foreign currency fluctuations did not have a significant effect on other operating costs for the third quarter of fiscal 2012, compared to the corresponding prior year period. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms or TEUs, and changes in shipment counts largely contributed to the changes in these costs for the period.

Severance and exit costs. Severance costs in our freight forwarding segment were $0.9 million for the third quarter of fiscal 2012. There were no facility exit costs included in these amounts. These costs were comprised of severance costs primarily related to transformation activities during the quarter. The Company began to incur charges for severance related to certain business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. The Company expects to incur severance costs related to these transformation activities through the fiscal year ended January 31, 2015. No such material costs were incurred in the corresponding prior year period in relation to these activities.

Contract Logistics and Distribution

	Contract Logistics and Distribution Three months ended October 31,
	2011	2010	Change Amount	Change Percentage
Revenues:
Contract logistics	$217,227	$187,778	$29,449	16%
Distribution	146,772	127,101	19,671	15
Other	40,682	41,786	(1,104)	(3)

Total revenues	404,681	356,665	48,016	13
Purchased transportation costs:
Contract logistics	53,668	39,132	14,536	37
Distribution	100,413	86,275	14,138	16
Other	8,644	12,765	(4,121)	(32)

Total purchased transportation costs	162,725	138,172	24,553	18
Staff costs	120,614	110,023	10,591	10
Depreciation	7,465	7,824	(359)	(5)
Amortization of intangible assets	2,279	2,189	90	4
Severance and exit costs	675	—	675	100
Other operating expenses	86,498	77,397	9,101	12

Operating income	$24,425	$21,060	$3,365	16%

Contract logistics revenues increased $29.4 million, or 16%, for the third quarter of fiscal 2012, compared to the corresponding prior year period. Contract logistics purchased transportation costs increased $14.5 million, or 37%, for the third quarter of fiscal 2012 compared to the corresponding prior year period. The increase in contract logistics revenue and purchased transportation costs were primarily due to increases in business activity, compared to the same period from last year, including new business wins in our Africa and Asia Pacific regions. Foreign currency fluctuations did not have a material effect on revenues and purchased transportation costs for the third quarter of fiscal 2012, compared to the corresponding prior year period.

Distribution revenues increased $19.7 million, or 15%, for the third quarter of fiscal 2012, compared to the corresponding prior year period. Distribution purchased transportation costs increased $14.1 million, or 16%, for the third quarter of fiscal 2012 compared to the corresponding prior year period. These increases are the result of increased distribution volumes as well as increased fuel surcharges. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. The increases were slightly offset by foreign currency fluctuations of $2.0 million for the third quarter of fiscal 2012, compared to the corresponding prior year period.

Operating Expenses. Staff costs in our contract logistics and distribution segment increased $10.6 million, or 10%, for the third quarter of fiscal 2012, compared to the corresponding prior year period. The majority of the increase in staff costs in our contract logistics and distribution segment was due to an increase in the number of client sites and an increase in logistics volumes over the corresponding prior year period. In addition, our U.S. contract logistics business was negatively impacted by higher medical and unemployment insurance costs during the third quarter of fiscal 2012. We expect these costs will have a continuing impact for the remainder of the fiscal year. Foreign currency fluctuations did not have a material effect on staff costs for the third quarter of fiscal 2012 compared to the corresponding prior year period. Severance costs in our contract logistics and distribution segment were $0.7 million for the third quarter of fiscal 2012. There were no material facility exit costs included in these amounts for the quarter. These costs were comprised primarily of transformation related activities during the third quarter.

Corporate

Staff costs at corporate were $7.6 million for the third quarter of fiscal 2012, compared to $6.7 million during the corresponding prior year period. Other operating expenses at corporate were $4.6 million for the third quarter of fiscal 2012, compared to $4.2 million during the corresponding prior year period.

Interest expense, net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes and capital lease obligations. Interest income and interest expense were at similar levels for the third quarter of fiscal 2012, compared to the corresponding prior year period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other income and expenses, net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and withholding taxes and various other taxes not related to income taxes. Other expense, on a net basis, was $0.7 million for the third quarter of fiscal 2012, compared to other income, on a net basis, of $1.2 million for the corresponding prior year period.

Provision for income taxes. Our effective income tax rate for the third quarter of fiscal 2012 was 32%, resulting in a provision for income taxes of $14.0 million compared to pretax income of $44.3 million. Our effective income tax rate for the third quarter of fiscal 2011 was also 32%. There were no material discrete items impacting our effective tax rate for the third quarter of fiscal 2012 and for the corresponding prior year period. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $1.8 million for the third quarter of fiscal 2012, compared to $1.3 million for the corresponding prior year period.

Nine months ended October 31, 2011 compared to nine months ended October 31, 2010

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010:

Freight Forwarding

	Freight Forwarding Nine months ended October 31,
	2011	2010	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$1,335,948	$1,215,009	$120,939	10%
Ocean freight forwarding	927,773	895,356	32,417	4
Customs brokerage	94,914	81,039	13,875	17
Other	232,725	181,099	51,626	29

Total revenues	2,591,360	2,372,503	218,857	9

Purchased transportation costs:
Airfreight forwarding	1,051,426	966,619	84,807	9
Ocean freight forwarding	772,685	754,791	17,894	2
Customs brokerage	3,822	5,034	(1,212)	(24)
Other	170,415	125,130	45,285	36

Total purchased transportation costs	1,998,348	1,851,574	146,774	8

Net revenues:
Airfreight forwarding	284,522	248,390	36,132	15
Ocean freight forwarding	155,088	140,565	14,523	10
Customs brokerage	91,092	76,005	15,087	20
Other	62,310	55,969	6,341	11

Total net revenues	593,012	520,929	72,083	14

Yields:
Airfreight forwarding	21.3%	20.4%
Ocean freight forwarding	16.7%	15.7%

Staff costs	334,876	286,871	48,005	17
Depreciation	13,115	12,093	1,022	8
Amortization of intangible assets	3,262	3,179	83	3
Severance and exit costs	5,006	—	5,006	100
Other operating expenses	147,000	143,043	3,957	3

Operating income	$89,753	$75,743	$14,010	18%

Airfreight Forwarding. Airfreight forwarding revenues increased $120.9 million, or 10%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. The increase in airfreight forwarding revenues was primarily the result of increased fuel surcharges over the corresponding prior year period as well as foreign currency fluctuations. Fuel surcharges increased approximately $110.4 million for the nine months ended October 31, 2011 when compared to the prior year comparable period as a result of an increase in aviation fuel prices. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Foreign currency fluctuations contributed $56.3 million to the increase for the nine months ended October 31, 2011, compared to the corresponding prior year period, as the U.S. dollar, our reporting currency, was at generally weaker levels during the current period compared to other major global currencies. Airfreight volumes were at similar levels for the nine months ended October 31, 2011 when compared to the corresponding prior year period. Airfreight forwarding revenues for the nine months ended October 31, 2011 were also impacted by a reduction of our selling rates compared to the corresponding prior year period.

Although volumes for the nine months ended October 31, 2011 were at similar levels to a year ago, airfreight net revenue per unit of cargo expanded. Airfreight forwarding net revenues increased $36.1 million, or 15%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. The increase in airfreight net revenues for the nine months ended October 31, 2011 was primarily the result of an increase in net revenue per kilo when compared to the corresponding prior year period. Foreign currency fluctuations also contributed $12.5 million to the increase for the nine months ended October 31, 2011. Our freight forwarding yields are computed as net revenues divided by revenues. Airfreight yields for the nine months ended October 31, 2011 were 21.3% compared to 20.4% for the corresponding prior year period.

Ocean Freight Forwarding. Ocean freight forwarding revenues increased $32.4 million, or 4%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. Foreign currency fluctuations contributed $42.9 million to the increase for the nine months October 31, 2011, compared to the prior year period. Ocean freight volumes, as expressed in twenty-foot equivalent units (TEUs), increased 2% for the nine months ended October 31, 2011, compared to the corresponding prior year period. Ocean freight forwarding revenues for the nine months ended October 31, 2011 were also impacted by a reduction of our selling rates compared to the corresponding prior year period.

Ocean freight forwarding net revenues increased $14.5 million, or 10%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. Foreign currency fluctuations contributed $7.6 million to the increase for the nine months ended October 31, 2011, compared to the corresponding prior year period. Ocean freight volumes, as expressed in TEUs, were at slightly higher levels than a year ago, having increased 2% for the nine months ended October 31, 2011, compared to the corresponding prior year period. However, ocean freight net revenue per unit of cargo expanded during the nine months ended October 31, 2011, compared to the corresponding prior year period. Ocean freight net revenue per TEU increased 9% for the nine months ended October 31, 2011, compared to the corresponding prior year period. We exited a high-volume, low-yielding contract during the second quarter of our fiscal 2011, which improved our growth rate over the comparable nine month period. Yields and net revenue per unit improved over the corresponding prior year period due to declining carrier costs as available capacity exceeded demand for both air and ocean freight. Ocean freight yields increased approximately 100 basis points to 16.7% from 15.7% during the nine months ended October 31, 2011, compared to the corresponding prior year period, which is partially reflective of the exit from low-yielding businesses from the prior year period.

Customs Brokerage and Other. Customs brokerage revenues increased $13.9 million, or 17%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. Contributing to the increase was an increase in the number of total clearances, which increased 4% for the nine months ended October 31, 2011, compared to the corresponding prior year period. Foreign currency fluctuations contributed $4.4 million to the increase in revenues for the nine months ended October 31, 2011, compared to the prior year period. Customs brokerage net revenues increased $15.1 million, or 20%, for the nine months ended October 31, 2011, compared to the corresponding prior year period.

Other freight forwarding related revenues increased $51.6 million, or 29%, for the nine months ended October 31, 2011, primarily due to increases in international road freight and distribution volumes as well as increased fuel surcharges associated with road freight distribution. Movements in fuel surcharges impact revenues but generally do not have a material impact on net revenues. Foreign currency fluctuations contributed $10.1 million to the increase for the nine months ended October 31, 2011, compared to the prior year period. Other freight forwarding related net revenues increased $6.3 million, or 11%, compared to the corresponding prior year period.

Operating Expenses. Staff costs in our freight forwarding segment increased $48.0 million, or 17%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. Foreign currency fluctuations contributed $14.8 million to the increase in staff costs for the nine months ended October 31, 2011, compared to the corresponding prior year period. As a percentage of freight forwarding segment revenues, staff costs in the freight forwarding segment were approximately 13% and 12% for the nine months ended October 31, 2011 and 2010, respectively. Other operating costs in our freight forwarding segment increased $4.0 million, or 3%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. Foreign currency fluctuations contributed $7.9 million to the increase in other operating costs in the freight forwarding segment for the nine months ended October 31, 2011, compared to the prior year period. Excluding the effects of foreign currency, other operating costs in our freight forwarding segment declined slightly for the nine months ended October 31, 2011, compared to the corresponding prior year period. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms or TEUs.

Severance and exit costs. Severance costs in our freight forwarding segment were $5.0 million for the nine months ended October 31, 2011. There were no facility exit costs included in these amounts. These costs were comprised of severance costs primarily related to transformation activities during the nine month period. During the nine months ended October 31, 2011, the Company began to incur charges for severance related to certain business transformation initiatives, which include redefining business processes and developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. The Company expects to incur severance costs related to these transformation activities through the fiscal year ended January 31, 2015. No such material costs were incurred in the corresponding prior year period in relation to these activities.

Contract Logistics and Distribution

	Contract Logistics and Distribution Nine months ended October 31,
	2011	2010	Change Amount	Change Percentage
Revenues:
Contract logistics	$629,051	$544,087	$84,964	16%
Distribution	415,866	365,694	50,172	14
Other	124,322	122,366	1,956	2

Total revenues	1,169,239	1,032,147	137,092	13

Purchased transportation costs:
Contract logistics	151,876	116,418	35,458	30
Distribution	283,663	249,313	34,350	14
Other	29,364	36,387	(7,023)	(19)

Total purchased transportation costs	464,903	402,118	62,785	16

Staff costs	359,564	321,664	37,900	12
Depreciation	21,511	22,329	(818)	(4)
Amortization of intangible assets	6,956	6,666	290	4
Severance and exit costs	4,163	—	4,163	100
Other operating expenses	255,320	224,468	30,852	14

Operating income	$56,822	$54,902	$1,920	3%

Contract logistics revenues increased $85.0 million, or 16%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. Contract logistics purchased transportation costs increased $35.5 million, or 30%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. The increases in contract logistics revenue and purchased transportation costs were primarily due to increases in business activity, compared to the same period from last year. Foreign currency fluctuations contributed $20.5 million and $4.3 million to the increases in revenue and purchased transportation costs, respectively, for the nine months ended October 31, 2011, compared to the prior year period.

Distribution revenues increased $50.2 million, or 14%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. Distribution purchased transportation costs increased $34.4 million, or 14%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. These increases were the result of increased distribution volumes as well as increased fuel surcharges. Movements in fuel surcharges impact revenues but generally do not have a material long impact on net revenues. Due to numerous increases in fuel prices, net revenue growth in the nine months ended October 31, 2011 was lower than revenue growth as fuel surcharges were passed onto our clients at a slightly slower rate than they were incurred by us. Foreign currency fluctuations contributed $4.3 million and $1.5 million to the increases in revenues and purchased transportation costs, for the nine months ended October 31, 2011, respectively, compared to the prior year period.

Operating Expenses. Staff costs in our contract logistics and distribution segment increased $37.9 million, or 12%, for the nine months ended October 31, 2011, compared to the corresponding prior year period. The majority of the increase in staff costs in our contract logistics and distribution segment was due to an increase in the number of client sites and an increase in logistics volumes over the corresponding prior year period. In addition, our U.S. contract logistics business was negatively impacted by higher medical and unemployment insurance costs during the nine months ended October 31, 2011. Foreign currency fluctuations contributed $10.7 million to the increase for the nine months ended October 31, 2011, compared to the prior year period.

Severance and exit costs. Severance and exit costs in our contract logistics and distribution segment were $4.2 million for the nine months ended October 31, 2011. The majority of these costs were incurred during the first quarter of fiscal 2012. These costs were comprised of severance and facility exit costs associated with the closure of certain underutilized contract logistics facilities in Europe. No such material costs were incurred in the corresponding prior year period in relation to these activities.

Corporate

Staff costs at corporate were $20.9 million for the nine months ended October 31, 2011, compared to $17.8 million during the corresponding prior year period. Other operating expenses at corporate were $14.3 million for the nine months ended October 31, 2011, compared to $15.5 million during the corresponding prior year period.

Interest expense, net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes and capital lease obligations. Interest income and interest expense increased $3.9 million, and $2.8 million, respectively, for the nine months ended October 31, 2011, compared to the corresponding prior year period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other income and expenses, net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and withholding taxes and various other taxes not related to income taxes. Other expense, on a net basis, was $0.3 million for the nine months ended October 31, 2011, compared to other income, on a net basis, of $2.2 million for the corresponding prior year period.

Provision for income taxes. Our effective income tax rate for the nine months ended October 31, 2011 was 31%, resulting in a provision for income taxes of $29.5 million compared to pretax income of $95.1 million. Our effective income tax rate for the nine months ended October 31, 2010 was also 31%. During the nine months ended October 31, 2011, the company established tax benefits of $6.2 million and $2.7 million related to the amalgamation of entities in certain jurisdictions and the anticipated refund for prior year taxes, respectively. The company also recorded in the nine months ended October 31, 2011 additional tax expense of $8.4 million related to valuation allowances for previously recognized deferred tax assets in various jurisdictions. There were no material discrete items impacting our effective tax rate for the corresponding prior year period. Changes in our effective tax rates are primarily attributable to the mix of taxable income across geographic regions. Notwithstanding changes in the mix of taxable income, further losses generated in the various jurisdictions for which we have established valuation allowances would result in an increase in our overall effective tax rate.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $5.5 million for the nine months ended October 31, 2011, compared to $4.0 million for the corresponding prior year period. The increase in net income attributable to noncontrolling interest was primary due to an increase in operating income across the mix of our operations with noncontrolling interests.

The following table shows the revenues attributable to the company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended October 31,
	2011			2010
	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total
EMENA	$256,160	$54,690	$310,850	$240,001	$63,543	$303,544
Americas	195,407	227,441	422,848	173,248	189,405	362,653
Asia Pacific	277,047	16,416	293,463	314,662	12,156	326,818
Africa	131,241	106,134	237,375	113,828	91,561	205,389

Total	$859,855	$404,681	$1,264,536	$841,739	$356,665	$1,198,404

	Nine months ended October 31,
	2011			2010
	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total
EMENA	$808,050	$169,756	$977,806	$700,329	$191,626	$891,955
Americas	574,877	647,313	1,222,190	488,886	545,561	1,034,447
Asia Pacific	825,159	46,006	871,165	886,693	32,475	919,168
Africa	383,274	306,164	689,438	296,595	262,485	559,080

Total	$2,591,360	$1,169,239	$3,760,599	$2,372,503	$1,032,147	$3,404,650

	Three months ended October 31,
	2011			2010
	Freight Forwarding Net Revenue	Contract Logistics and Distribution Net Revenue	Total	Freight Forwarding Net Revenue	Contract Logistics and Distribution Net Revenue	Total
EMENA	$66,424	$38,217	$104,641	$61,386	$36,764	$98,150
Americas	48,525	105,429	153,954	48,526	99,327	147,853
Asia Pacific	56,907	10,418	67,325	50,130	7,975	58,105
Africa	29,563	87,892	117,455	27,605	74,427	102,032

Total	$201,419	$241,956	$443,375	$187,647	$218,493	$406,140

	Nine months ended October 31,
	2011			2010
	Freight Forwarding Net Revenue	Contract Logistics and Distribution Net Revenue	Total	Freight Forwarding Net Revenue	Contract Logistics and Distribution Net Revenue	Total
EMENA	$201,492	$115,052	$316,544	$178,771	$111,702	$290,473
Americas	144,912	306,781	451,693	133,617	284,312	417,929
Asia Pacific	162,595	29,330	191,925	136,735	21,903	158,638
Africa	84,013	253,173	337,186	71,806	212,112	283,918

Total	$593,012	$704,336	$1,297,348	$520,929	$630,029	$1,150,958

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Revenues:
Airfreight forwarding	$431,247	$427,878	$1,335,948	$1,215,009
Ocean freight forwarding	325,499	318,898	927,773	895,356
Customs brokerage	31,579	28,993	94,914	81,039
Contract logistics	217,227	187,778	629,051	544,087
Distribution	146,772	127,101	415,866	365,694
Other	112,212	107,756	357,047	303,465

Total	$1,264,536	$1,198,404	$3,760,599	$3,404,650

Purchased transportation costs:
Airfreight forwarding	$335,369	$336,958	$1,051,426	$966,619
Ocean freight forwarding	271,832	269,823	772,685	754,791
Customs brokerage	1,062	1,216	3,822	5,034
Contract logistics	53,668	39,132	151,876	116,418
Distribution	100,413	86,275	283,663	249,313
Other	58,817	58,860	199,779	161,517

Total	$821,161	$792,264	$2,463,251	$2,253,692

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Revenues:
Airfreight forwarding	34%	36%	36%	36%
Ocean freight forwarding	26	27	25	26
Customs brokerage	2	2	2	2
Contract logistics	17	16	17	16
Distribution	12	11	11	11
Other	9	8	9	9

Total revenues	100	100	100	100

Purchased transportation costs:
Airfreight forwarding	27%	28%	28%	28%
Ocean freight forwarding	21	23	21	22
Customs brokerage	*	*	*	*
Contract logistics	4	3	4	3
Distribution	7	7	8	7
Other	5	5	5	6

Total purchased transportation costs	65	66	66	66

Staff costs	19	18	19	18
Depreciation	1	1	1	1
Amortization of intangible assets	*	*	*	*
Severance and exit costs	*	*	*	*
Other operating expenses	11	11	11	11

Total operating expenses	96	96	97	96

Operating income	4	4	3	4
Interest income	*	*	*	*
Interest expense	(1)	(1)	(1)	(1)
Other income	*	*	*	*

Pretax income	3	3	2	3
Provision for income taxes	1	1	1	1

Net income	2	2	1	2
Net income attributable to noncontrolling interests	*	*	*	*

Net income attributable to UTi Worldwide Inc.	2%	2%	1%	2%

*	Less than one percent.

Liquidity and Capital Resources

As of October 31, 2011, our cash and cash equivalents totaled $339.0 million, representing an increase of $12.2 million from January 31, 2011. The increase resulted from $18.3 million of net cash provided by our operating, investing and financing activities, offset by a decrease of $6.1 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2011.

Cash Provided by Operating Activities. The seasonal increase in volumes and carrier rates during the nine months ended October 31, 2011 necessitated significant working capital to fund duties and carrier costs on behalf of clients. During the nine months ended October 31, 2011, we generated approximately $21.7 million in net cash from operating activities. Significant sources of cash provided by operating activities included net income plus depreciation, amortization, non-cash share based compensation costs, and non-cash provision for doubtful accounts, of $130.0 million. Other net sources of cash from operating activities totaled $3.0 million. Significant usages of cash by operating activities included net changes in operating assets and liabilities of $111.3 million.

Our primary source of liquidity is the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment. We generally experience increased activity associated with the traditional peak season, typically during the second and third fiscal quarters, requiring significant client disbursements, which exceed cash collections during those periods, and accordingly, this seasonal growth of activity tends to consume available cash. Historically the second half of the third quarter and the fourth quarter tend to generate significant cash as cash collections usually exceed client cash disbursements.

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

During the nine months ended October 31, 2011, advances for customs duties and taxes were approximately $3,199.5 million, a decrease of $112.3 million when compared to approximately $3,311.8 million for the corresponding prior year period. This change in customs duties and taxes was primarily attributable to changes in the number of clearances and the mix and value of goods imported over the comparable period.

Cash Used in Investing Activities. Cash used for investing activities for the nine months ended October 31, 2011 was $62.7 million. The increase over the comparable prior year period was partially attributable to the increased development activities with respect to certain business transformation initiatives, including the development of our next generation freight forwarding operating system, and other software related activities. During the nine months ended October 31, 2011, we used $26.2 million of cash relating to these business transformation initiatives. In addition, $37.0 million of cash was used for capital expenditures consisting primarily of computer hardware and software, a portion of which related to our next generation freight forwarding operating system, and furniture, fixtures and equipment for the nine months ended October 31, 2011. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. Inclusive of technology upgrades and business transformation initiatives, we currently expect to incur an aggregate of approximately $84.0 million for capital expenditures for fiscal 2012.

The company has two contingent consideration agreements associated with prior acquisitions, neither of which have material payments associated with them, and in each case we do not anticipate making such payments.

Cash Provided by Financing Activities. Significant sources of cash provided by financing activities included borrowings from bank lines of credit and proceeds from issuance of long-term debt of $149.8 million and $154.0 million, respectively. Significant usages of cash from financing activities included repayments of bank lines of credit and repayments of long-term borrowings of $163.9 million and $35.3 million, respectively. Other significant uses of cash from financing activities included repayments of capital lease obligations and acquisitions of non-controlling interests of $12.0 million and $13.2 million, respectively. Dividend payments used cash of $6.2 million. Other net usages of cash from financing activities totaled $13.8 million. For additional information, see “Credit Facilities and Senior Notes” below.

Pharma Property Development Agreements. During the nine months ended October 31, 2011, we entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. In addition to a property development agreement, we signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. We also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. As of October 31, 2011, included in both property, plant and equipment, and long-term borrowings, is $27.6 million under this arrangement. The amount included in long-term borrowings represents an obligation to the developer under the arrangement. We currently estimate that our capital commitments under this arrangement will be approximately $38.0 million, excluding warehouse-related equipment, and that our capital commitments for warehouse-related equipment under this arrangement will be approximately $29.0 million. The property development activities will be conducted into our next fiscal year. We have received an agreement in principle for long-term replacement financing upon both the completion of the development of the project and our expected purchase of the property, at which time we intend to replace the borrowings on such terms.

Goodwill and Intangible Assets

Intangible assets with indefinite lives, including goodwill, are assessed at least annually for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, we utilize a discounted cash flow analysis, corroborated by comparative market multiples where appropriate.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2012, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for our Americas Distribution reporting unit, the fair value of the reporting unit assets exceeded the carrying values by approximately six percent. Due to the narrow margin of passing the Step 1 goodwill impairment testing conducted in second quarter of fiscal 2012, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in fiscal 2012 or in future years, particularly with respect to this reporting unit. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions, none of which assumptions changed materially during the third quarter ended October 31, 2011. As of October 31, 2011, the goodwill carrying values for the Americas Distribution reporting unit was $89.4 million.

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

In September 2011, our subsidiary in Germany entered into a revolving credit facility which is guaranteed by us and three of our subsidiaries. This facility provides for availability of up to 17.0 million euros (approximately $24.0 at October 31, 2011), of which 16.4 million euros may be used for cash borrowings and 0.6 million euros may be used for guarantees.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of October 31, 2011 (in thousands):

	2011 RBS Facility	2011 Nedbank Facility	2011 Bank of the West Facility	2009 Nedbank South African Facilities[1]	Other Facilities[2]	Total
Credit facility limit	$50,000	$75,000	$50,000	$83,526	$191,618	$450,144

Facility usage for cash withdrawals[3]	$—	$20,352	$49,041	$1,289	$84,152	$154,834
Letters of credit and guarantees outstanding	38,463	6,916	—	28,686	99,480	173,545

Total facility/usage	$38,463	$27,268	$49,041	$29,975	$183,632	$328,379

Available, unused capacity	$11,537	$47,732	$959	$53,551	$7,986	$121,765
Available for cash withdrawals	$—	$19,625	$959	$50,112	$7,879	$78,575

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
[3]

Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 Nedbank Facility, $20,352 of letters of credit issued under such facilities supports outstanding cash borrowings by our subsidiaries.

2011 RBS Amended and Restated Letter of Credit Agreement. The 2011 RBS Facility provides for an aggregate availability of up to $50.0 million in letters of credit. As of October 31, 2011, the aggregate amount of letters of credit and guarantees outstanding under this facility was approximately $38.5 million. Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit. The 2011 RBS Facility matures on June 24, 2013. Our obligations under the 2011 RBS Facility are guaranteed by the Subsidiary Guarantors.

2011 Nedbank Amended and Restated Letter of Credit and Cash Draw Agreement. The 2011 Nedbank Facility provides for a $40.0 million committed standby letter of credit facility and a $35.0 million cash draw facility. As of October 31, 2011, the aggregate amounts of letters of credit and guarantees outstanding under this facility were approximately $27.3 million. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate. The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 2014 for cash draw items. Our obligations under the 2011 Nedbank Facility are guaranteed by the Subsidiary Guarantors.

2011 Bank of the West Credit Agreement. The 2011 Bank of the West Facility provides for up to $50.0 million availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30.0 million. In entering into the 2011 Bank of the West Facility, we repaid all remaining indebtedness due under our previous US credit facility with Bank of the West. Borrowings under the 2011 Bank of the West Facility aggregated $49.0 million at October 31, 2011. This facility bears interest at our choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate or (iii) 1% above the one-month LIBOR rate. The 2011 Bank of the West Facility matures on June 24, 2014 and the our obligations under the 2011 Bank of the West Facility are guaranteed by the Subsidiary Guarantors.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of October 31, 2011 the value of these contingent liabilities was $37.8 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $24.2 million were included in bank lines of credit on our balance sheet at October 31, 2011.

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

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities listed above. The total of such borrowings at October 31, 2011 and January 31, 2011 was $0.9 million, and $7.2 million respectively.

Long-term Borrowings. The following table presents information about the aggregate amount of our indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of October 31, 2011 (in thousands):

	2009 Note Purchase Agreement	2011 Note Purchase Agreement	Other Borrowings	Total
Current portion of long-term borrowings	$18,334	$—	$3,446	$21,780
Long-term borrowings, excluding current portion	36,666	150,000	34,587	221,253

Total	$55,000	$150,000	$38,033	$243,033

2009 Note Purchase Agreement. On July 9, 2009, we issued $55.0 million of senior unsecured guaranteed notes (the “2009 Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of our subsidiaries as guarantors and the purchasers named therein. The 2009 Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. We are required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Notes mature on August 9, 2014. Our obligations under the 2009 Notes and the 2009 Note Purchase Agreement are guaranteed by us and selected Subsidiary Guarantors. As of October 31, 2011, the principal amount outstanding under the 2009 Notes was $55.0 million, of which $36.6 million is included in long-term borrowings, excluding current portion, in the consolidated balance sheets as of October 31, 2011.

2011 Note Purchase Agreement. On June 24, 2011, we issued $150.0 million (principal amount) of the 2011 Notes pursuant to the 2011 Note Purchase Agreement (the 2011 Notes together with the 2009 Notes are referred to herein as the “Senior Notes” and the 2011 Note Purchase Agreement together with the 2009 Note Purchase Agreement are referred to as the “Note Purchase Agreements”). The 2011 Notes bear interest at a rate of 3.67% per annum, payable semi-annually, on the 24th day of February and August of each year up to and including August 24, 2018. Pursuant to the 2011 Notes, principal payments of $9.0 million each are due on February 24th and August 24th of 2014, principal payments of $19.0 million each are due on February 24th and August 24th of 2015, 2016 and 2017, and principal payments of $9.0 million each are due on February 24th and August 24th of 2018. The 2011 Notes have a maturity date of August 24, 2018. The required principal payments shall be reduced proportionally by certain prepayments made by us. We may at any time prepay all or a part of the principal amount of the 2011 Notes subject to a make-whole payment and other terms. Our obligations under the 2011 Notes and the 2011 Note Purchase Agreement are guaranteed by the Subsidiary Guarantors. As of October 31, 2011, the principal amount outstanding under the 2011 Notes was $150.0 million and is included in long-term borrowings in the consolidated balance sheets.

The 2011 Credit Facilities, the South African Facilities Agreement, and the Note Purchase Agreements require us to comply with financial and other affirmative and negative covenants and certain change of control provisions. Some of the covenants include maintaining a minimum debt service ratio, specified net worth, maintaining a specified leverage ratio and minimum interest charge coverage requirements, among others. Should we fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes and the various credit facilities could become immediately due and payable and the various credit agreements and facilities could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. We were in compliance with all the covenants set forth in the Note Purchase Agreements, 2011 Credit Facilities, and the South African Facilities Agreement as of October 31, 2011.

Furthermore, certain of the credit facilities, including the Note Purchase Agreements, contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the Note Purchase Agreements the right to declare a default if we default under other indebtedness in certain circumstances.

Pharma Property Development Agreements. In connection with the Pharma Property Development Agreements, as of October 31, 2011, we have included $27.6 million in long-term borrowings as a result of this arrangement; $8.4 million of such borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate. The remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. We have received an agreement in principle for long-term replacement financing upon both the completion of the development of the project and our expected purchase of the property, at which time, we intend to replace the borrowings on such terms.

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

There have been no significant changes in the company’s critical accounting policies during the first nine months of fiscal 2012.

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

As of October 31, 2011, there had been no material changes to our exposure to market risks since January 31, 2011, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of October 31, 2011. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of October 31, 2011.

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

Part II. Other Information

Item 1. Legal Proceedings

In connection with ASC 450, Contingencies, the company has not accrued for a loss contingency relating to any of the investigations and legal proceedings disclosed below because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable and reasonably estimable.

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

In November 2009, one of our subsidiaries received a summons from the South African Competition Commission (“SACC”) requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In January 2010, we responded to this request. On April 14, 2011, one of the company’s subsidiaries was notified that the SACC has decided to refer a complaint against various freight forwarding companies, including such subsidiary, to the South African Competition Tribunal (the “Tribunal”) for adjudication. The Commission’s complaint stems from its previously disclosed investigation into alleged anti-

competitive behavior by a number of freight forwarders and alleges infringements of South African competition law with respect to certain surcharges and fees. On June 6, 2011, we attended a meeting with representatives from the SACC to discuss our position with regard to these matters and following this meeting, we continue to cooperate with the SACC with various information requests.

From time to time we continue to receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations, and we have provided, and expect to continue to provide in the future, further responses as a result of such requests.

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

We have incurred, and we expect to continue to incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, the EC, the SACC or any other regulatory body concludes that we have engaged in anti-competitive behavior, we could incur significant additional legal fees and other costs, which could include substantial fines and/or penalties and we could be liable for damages, which may be material to our financial results.

South African Revenue Service Matter. The company is involved in a dispute with the South African Revenue Service with respect to the company’s use of “owner drivers” for the collection and delivery of cargo in South Africa. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has objected to this claim and, together with its legal and tax advisors, believes that the owner drivers are not “employees” and that accordingly there is no tax liability in respect of these owner drivers in terms of the South African income tax act. This matter relates to the years 2002 through 2004 and 2006 and 2007. The 2005 tax year is not under assessment. The aggregate amount claimed by the South African Revenue Service for all years under review is approximately $9.3 million based on exchange rates as of October 31, 2011.

Per Transport Litigation. The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total of all such actual and potential claims, albeit duplicated in several proceedings, is approximately $13.4 million, based on exchange rates as of October 31, 2011. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company has agreed to indemnify these individuals in connection with these proceedings.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 as well as any amendments thereto or additions and changes thereto contained in subsequent filings of quarterly reports on Form 10-Q. The disclosures in our Annual Report on Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, except as provided in any amendments, additions and changes thereto set forth in our Form 10-Q for the quarter ended April 30, 2011, our Form 10-Q for the quarter ended July 31, 2011 and our other reports filed with the SEC.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)

10.1+	Letter Agreement, dated as of September 6, 2011, between Mr. Gene Ochi and the company (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed September 8, 2011)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: December 5, 2011	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: December 5, 2011	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)

10.1+	Letter Agreement, dated as of September 6, 2011, between Mr. Gene Ochi and the company (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed September 8, 2011)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory arrangement