Form 10-K
period 2012-01-31
UTi WORLDWIDE INC
filed 2012-03-29
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 31, 2012

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

562.552.9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Ordinary shares, no par value	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, or July 31, 2011, was approximately $1.4 billion computed by reference to the closing price of the registrant’s ordinary shares on such date, as quoted on The NASDAQ Global Select Market.

At March 26, 2012, the number of shares outstanding of the registrant’s ordinary shares was 102,852,846.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference certain portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, which is expected to be filed with the SEC no later than 120 days after the registrant’s fiscal year ended on January 31, 2012.

UTi Worldwide Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2012

i

Introduction

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements

Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s discussion of the company’s current business plan and strategy and intended costs, benefits and timing thereof, the amount, timing and nature of future severance costs associated with our business transformation initiatives, the anticipated outcome or impact of litigation, regulatory matters and other contingencies, the company’s ability to meet its capital and liquidity requirements for the foreseeable future, the company’s ability to refinance its indebtedness and amend its South African credit facilities, the timetables with respect to the antitrust investigation in Brazil , the company’s evaluation of the recent decision and fine by the European Commission (EC), the expected settlement of the dispute with the South African Revenue Service and the anticipated timing and costs thereof, the timing, costs and benefits of anticipated capital and other expenditures (including without limitation those related to our technology-enabled, business transformation initiative and technology upgrades, and our planned investments in our pharmaceutical distribution business in South Africa), the impact of higher medical and unemployment costs on our U.S. contract logistics business, the future impact of recent accounting pronouncements, the likelihood and impact of potential future goodwill impairment charges, the number of shares of equity-based compensation that will vest in the future, the timing, likelihood and amounts of anticipated contingent earn-out payments, and all other statements concerning future matters. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including but not limited to economic and political volatility that materially impacts trade volumes, transportation capacity, pricing dynamics and overall margins; the financial condition of various European countries; the financial condition of the company’s clients; the company’s ability to refinance, renew or replace its credit facilities and other indebtedness on commercially reasonable terms or at all; capacity constraints and the company’s ability to secure space on third party aircraft, ocean vessels and other modes of transportation; planned or unplanned consequences of the company’s sales initiatives, procurement initiatives and business transformation efforts, including severance and other costs; demand for the company’s services; integration risks associated with acquisitions; the ability to retain clients; management of acquisition targets; increased competition; the impact of volatile fuel costs and changes in foreign exchange rates; changes in the company’s effective tax rates; industry consolidation making it more difficult to compete against larger companies; general economic, political and market conditions and unrest, including in Africa, Asia and EMENA (which is comprised of Europe, Middle East and North Africa); work stoppages or slowdowns or other material interruptions in transportation services; risks of international operations; risks associated with, the timing of, and the potential penalties, fees, costs and expenses the company may incur as a result of the ongoing publicly announced investigations by the United States (U.S.) Department of Justice and other governmental agencies into the pricing practices of the international air freight forwarding and air cargo transportation industry and other similar or related investigations and lawsuits, including the outcome of any future action the company might take in response to the recent decision and fine by the EC; the terms of any final settlement agreement between us and the South African Revenue Service, disruptions caused by epidemics, conflicts, wars, natural disasters and terrorism; the other risks and uncertainties described herein and in the company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the company’s control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, UTi cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on UTi’s forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I

ITEM 1.    Business

History and Development of the Company

We are an international, non-asset-based supply chain services and solutions company that provides services through a network of offices and contract logistics centers. Currently, we operate a global network of freight forwarding offices and contract logistics and distribution centers in a total of 59 countries. In addition, we serve our clients in 83 additional countries through independent agent-owned offices. Our business is managed from principal support offices located in Long Beach, California, and several other locations worldwide.

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

Industry

The global supply chain services and solutions industry consists of air and ocean freight forwarding, contract logistics, domestic ground transportation, customs clearances, distribution, inbound logistics, warehousing and supply chain management. We believe companies in our industry must be able to provide their clients with a wide range of supply chain services and solutions. Among the factors we believe are impacting our industry are the outsourcing of supply chain activities, global trade and sourcing, demand for time definite delivery of goods, and the need for advanced information technology systems that facilitate real-time access to shipment data, client reporting and transaction analysis. Furthermore, as supply chain management becomes more sophisticated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners who are familiar with their requirements, processes and procedures and can provide services globally. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect will result in further industry consolidation. We seek to use our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our clients’ visibility into their supply chains while reducing their overall logistics costs.

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

Freight Forwarding Segment.    As a freight forwarder, we conduct business as an indirect carrier for our clients or occasionally as an authorized agent for airlines and ocean carriers. We typically act as an indirect carrier with respect to shipments of freight unless the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments. When we act as an indirect carrier with respect to shipments of freight, we typically issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to our customers as the contract of carriage. When we tender the freight to the airline or ocean carrier (the direct carrier), we receive a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments.

We do not own or operate aircraft or vessels and consequently, contract with commercial carriers to arrange for the shipment of cargo. A majority of our freight forwarding business is conducted through non-committed space allocations with carriers. We arrange for, and in many cases provide, pick-up and delivery service between the carrier and the location of the shipper or recipient.

When we act as an authorized agent for the airline or ocean carrier, we are not an indirect carrier and do not issue an HAWB or HOBL, but rather we arrange for the transportation of individual shipments directly with the airline or ocean carrier. In these instances, as compensation for arranging for the shipments, the carriers pay us a commission. If we provide the client with ancillary services, such as the preparation of export documentation, we receive an additional fee. Airfreight forwarding services accounted for approximately 35%, 35% and 33% of our consolidated revenues in our fiscal years ended January 31, 2012, 2011 and 2010 (which we refer to as fiscal 2012, 2011 and 2010, respectively). Ocean freight forwarding services accounted for approximately 25%, 26% and 25% of our consolidated revenues for fiscal 2012, 2011 and 2010, respectively.

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

As part of our customs brokerage services, we prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and perform other related services. We determine our fees for our customs brokerage services based on the volume of business transactions for a particular client, and the type, number and complexity of services provided. Revenues from customs brokerage and related services are recognized upon completion of the services. Customs brokerage services accounted for approximately 3% of our consolidated revenues in each of fiscal 2012, 2011 and 2010. Other revenue in our freight forwarding segment is primarily comprised of international road freight shipments. Other revenue within our freight forwarding services accounted for approximately 6%, 6% and 5% of our consolidated revenues in fiscal 2012, 2011 and 2010, respectively.

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible than purchased transportation costs in the near term. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airfreight, or containers for ocean freight, which are most commonly expressed as twenty-foot equivalent units (TEUs).

Contract Logistics and Distribution Segment.    Our contract logistics services primarily relate to value-added warehousing and the subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, warehousing services, order management, and customized distribution and inventory management services. Our outsourced services include inspection services, quality centers and manufacturing support. Our inventory management services include materials sourcing services pursuant to contractual, formalized repackaging programs and materials sourcing agreements. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business. Contract logistics services accounted for approximately 17%, 16% and 18% of our consolidated revenues in fiscal 2012, 2011 and 2010, respectively.

We also provide a range of distribution, consultation, outsourced management services, planning and optimization services, and other supply chain management services. Distribution services accounted for approximately 11%, 11% and 12% of our consolidated revenues for the fiscal years ended 2012, 2011 and 2010, respectively. We receive fees for the other supply chain management services that we perform. Other services within our contract logistics and distribution segment consist primarily of supply chain management services, and accounted for approximately 3%, 4% and 4% of our consolidated revenues in fiscal 2012, 2011 and 2010, respectively.

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

Additional information regarding our operations by geographic segment and revenue attributable to our principal services is set forth in Note 20, “Segment Reporting” in our consolidated financial statements included in this annual report and in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Seasonality

Historically, our results for our operating segments have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and many other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand for certain products or are based on just-in-time production schedules. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that these historical seasonal patterns will continue in future periods.

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

As a freight forwarder, we are indirectly impacted by the increasingly stringent federal, state, local and foreign laws and regulations protecting the environment, including the imposition of additional taxes on airlines and ocean carriers. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline and ocean carrier industry. The European Union (EU) has issued a directive to member states to include aviation in its Greenhouse Gas Emissions Trading Scheme (ETS), which has required airlines, since January 2010, to monitor their emissions of carbon dioxide. Since January 2012 the EU ETS has required airlines to have emissions allowances equal to the amount of their carbon dioxide emissions to operate flights to and from member states of the European Union, including flights between the U.S. and the European Union. Non-EU governments have challenged the application of the EU ETS to their airlines; however, European courts have rejected these challenges and European authorities have indicated they intend to require airlines based outside the EU to comply with the EU ETS. Under the EU ETS, airlines are required to purchase emissions allowances to cover EU flights that exceed their free emissions allowances, which could indirectly result in substantial additional costs for us that we may not be able to pass on to our clients.

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

The impact to us, both directly and indirectly, and our industry from any additional legislation or regulations addressing climate change may be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft and ocean vessels cause significant harm to the atmosphere or have a greater impact on climate change than other industries. Potential actions may include, but are not limited to, the imposition of requirements on airlines and ocean carriers to purchase emission offsets or credits; required participation in emissions allowance trading (such as required in the European Union); and substantial taxes on emissions.

Currency Risk

The nature of the company’s worldwide operations requires the company to transact with a multitude of currencies other than the U.S. dollar. This results in exposure to the inherent risks of the international currency markets and governmental interference. Some of the countries where the company maintains offices or agency relationships have strict currency control regulations which influence the company’s ability to hedge foreign currency exposure. The company attempts to compensate for these exposures by facilitating international currency settlements among its offices and agents.

Sales and Marketing

We market our services through an organization consisting of 954 full-time salespersons as of January 31, 2012, who receive assistance from our senior management and regional and local managers. In connection with our sales process and in order to serve the needs of our clients, some of which utilize only our freight forwarding and/or contract logistics services and for others who utilize a wider variety of our supply chain solutions and services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing our air and ocean freight forwarding, contract logistics and customs brokerage services as individual products; and the other group focuses on marketing a combination of our services as comprehensive supply chain solutions.

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

Our local sales and marketing teams focus on selling to and servicing small and medium-sized clients who are primarily interested in selected services, such as freight forwarding, contract logistics and customs brokerage. They may also support the global sales and marketing team on larger accounts. No single client accounted for more than 4% of our consolidated revenues in fiscal 2012, 2011 or 2010.

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

In the competitive and fragmented domestic ground transportation services business in North America, we compete primarily with truckload carriers, intermodal transportation service providers, less-than-truckload carriers, railroads and third party transportation brokers. We compete in this business primarily on the basis of service, efficiency and freight rates.

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

Information Technology Systems

We are continuing a multi-year technology-enabled, business transformation initiative. This program is aimed at establishing a single system and set of global processes for our freight forwarding business. It is designed to increase efficiency through the adoption of shared services and enabling technologies. In order to achieve this goal, we intend to deploy enabling technologies to support enterprise master data management, financial management and freight forwarding operations management. Additionally, we have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning (ERP) software and have begun a process to expand and upgrade our financial systems.

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

Intellectual Property

We have applied for federal trademark and/or service mark registrations for the marks UTi, Inzalo and our “U” design. The mark UTi has been or is currently being registered in selected foreign countries. The service marks “UTi”, “UTi plus design” and our “U” design have been granted registration to us as of December 12, 2006, December 5, 2006 and May 26, 2009, respectively, by the U.S. Patent and Trademark Office. We also operate our businesses worldwide through various other common-law trademarks and trade names. As of February 25, 2012, we filed a software patent application with the U.S. Patent and Trademark Office relating to certain innovative technologies used in connection with the development of our new freight forwarding operating system which is part of our business transformation initiative. While we may seek further trademarks and/or service marks and additional patents on inventive concepts or processes in connection with future developments, we believe that our continued success depends primarily on factors such as the skills and abilities of our personnel, as supplemented by our intellectual property, including copyrights, trademarks, patents and/or other registrations we may obtain.

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

We believe that we are in compliance with applicable material regulations and that the costs of regulatory compliance have not had a material adverse impact on our operations to date. However, our failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of our operating permits or licenses. We cannot predict the degree or cost of future regulations on our business. If we fail to comply with applicable governmental regulations, we could be subject to substantial fines or revocation of our permits and licenses.

Employees

At January 31, 2012, we employed a total of 21,077 persons. A breakdown of our employees by geographic region are as follows:

EMENA	4,361
Americas	6,573
Asia Pacific	3,408
Africa	6,735

Total	21,077

Approximately 1,268 of our employees are subject to collective bargaining arrangements, primarily in South Africa, which are renegotiated annually. We believe our employee relations to be generally good.

Executive Officers and Other Senior Managers of Registrant

Our executive officers are as follows (ages and titles as of March 29, 2012):

Name	Age	Position
Eric W. Kirchner	53	Chief Executive Officer and Director
Edward G. Feitzinger	44	Executive Vice President, Global Contract Logistics and Distribution
Gene T. Ochi	62	Executive Vice President; President, Client Growth
Lawrence R. Samuels	55	Executive Vice President — Finance and Chief Financial Officer
Lance E. D’Amico	43	Senior Vice President, Chief Legal Officer and Secretary
Ronald S. Glickman	53	Senior Vice President — Chief Information Officer

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

Edward G. Feitzinger was appointed Executive Vice President, Global Contract Logistics and Distribution in September 2010 after serving the company in a consulting capacity since April 2009. Mr. Feitzinger became an executive officer in February 2011. Prior to joining the company, Mr. Feitzinger served as Senior Vice President at Golden Gate Logistics from 2006 to 2008 and Vice President of Worldwide Logistics for Hewlett-Packard from 2005 to 2006. Prior to that, from 2000 to 2005, Mr. Feitzinger was Senior Vice President of Sales and Marketing at Menlo Worldwide, where he also led the technology and engineering division. Mr. Feitzinger began his career in operations engineering with AT&T Network Systems and the Intel products group. Mr. Feitzinger holds a B.S. degree in Industrial Engineering from Lehigh University and a Master in Science (M.S.) degree in Industrial Engineering from Stanford University.

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

Lawrence R. Samuels was appointed Executive Vice President — Finance and Chief Financial Officer in March 2007. Mr. Samuels has served as Chief Financial Officer since May 2000. Prior to that, Mr. Samuels served as Senior Vice President — Finance since 1996. Mr. Samuels also serves as our principal financial officer and our principal accounting officer. From 1993 to 1995, Mr. Samuels served as the Financial Director of, and from 1987 to 1993 as the Financial Manager of, Pyramid Freight (Proprietary) Ltd., one of our subsidiaries in South Africa. Mr. Samuels received a Bachelor of Commerce degree from the University of the Witwatersrand and is a qualified chartered accountant in South Africa.

Lance E. D’Amico was appointed Senior Vice President and Chief Legal Officer when he joined the company in August 2006. Mr. D’Amico assumed the role of Secretary in March 2007. From April 2000 through August 2006, he held several positions at Element K Corporation, an educational software and publishing company, most recently serving as Executive Vice President, Strategy and Operations. From 1994 through 2000, Mr. D’Amico was an associate at Cravath, Swaine & Moore LLP, specializing in mergers & acquisitions, securities and corporate finance. He holds a Juris Doctor (J.D.) degree from The New York University School of Law and a Bachelor of Arts (B.A.) degree from Dartmouth College.

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

Our other senior managers are as follows (ages and titles as of March 29, 2012):

Name	Age	Position
Ronald W. Berger	53	Senior Vice President — Global Operating Processes
InaMarie Johnson	47	Senior Vice President — Chief Human Resources Officer
Christopher D. Dale	52	President — Americas Freight Forwarding
Brian R. J. Dangerfield	53	President — Asia Pacific
Jochen Freese	43	President — EMENA
Gavin Rimmer	52	President — Africa

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

ITEM 1A.    Risk Factors

In addition to the risks and uncertainties discussed elsewhere in this annual report, the following risks and uncertainties should be carefully considered when evaluating our company. Our business, financial condition or financial results could be materially and adversely affected by any of these risks and uncertainties.

We are currently engaged in a multi-year business transformation initiative that involves risks, could result in higher than expected costs and/or could otherwise adversely impact our operations, profitability and/or retention rates for clients and employees.

We have undertaken a multi-year business transformation initiative to establish a single set of global processes for our freight forwarding business and our global financial management. As part of this initiative, we are developing our next generation freight forwarding operating system and rationalizing our business segments to a more common organizational structure on a worldwide basis. The scale and anticipated future costs associated with the business transformation initiative are significant and we could incur costs substantially in excess of what we are anticipating spending. Any technical or other difficulties in developing or implementing this project may result in delays, which in turn, may increase the costs of the initiative. Currently, we operate numerous systems with varying degrees of integration, which can lead to inefficiencies, workarounds and rework. As such, delays in the business transformation initiative will also delay cost savings and efficiencies expected to result from the initiative. We may also experience difficulties consolidating our current systems, moving to a common set of operational processes, implementing shared services and implementing a successful change management process. These difficulties may impact our clients and our ability to efficiently meet their needs. Significant changes of this nature may also be disruptive to employees and may negatively impact employee retention rates.

Recent volatility in global trade and the global economic slowdown have adversely impacted our results of operations and may continue to do so in the foreseeable future. In addition, present world economic and geopolitical conditions increase the number and likelihood of risks which we normally face on a day-to-day basis in running our business.

Recent volatility in global trade and the global economic slowdown have adversely impacted our revenues and results of operations and our business is susceptible to those factors which negatively impact international trade. Volatility in trade volumes also impacts transportation capacity (in both the air and ocean modes), which in turn impacts freight transportation rates, client pricing and our overall margins. As a result of the slowdown in the economies of the U.S., Europe and many other countries and the recent volatility and uncertainty in global trade a number of the risks we normally face have increased. These include:

•	Reduced demand for the products our clients ship, notably in the automotive, retail, apparel and hi-tech sectors, causing a reduction in the demand for the services we provide;

•	Increased price competition;

•

Volatility in demand for services, especially with respect to the transactional or “spot” freight services market, which may result in volatility in freight rates and impact transportation capacity and make it more difficult to predict short-term customer requirements;

•	Rapid and material fluctuations in foreign currency exchange rates and/or fuel prices; and

•	Cash concentration risks associated with maintaining large uninsured cash balances with banks and other financial institutions, which amounted to approximately $300.0 million as of January 31, 2012

Global economic uncertainty has increased the risk that the carrying value of our assets will be impaired. In the future, we may be required to record impairment charges to our goodwill, and identifiable intangible assets and property, plant and equipment, which would impact the results of our operations.

Intangible assets with indefinite lives, including goodwill, are assessed at least annually for impairment in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB Codification or ASC) Topic 350, Intangibles — Goodwill and Other (ASC 350). We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Additionally, if facts and circumstances indicate that the carrying amount of identifiable amortizable intangible assets and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with FASB Codification Topic 360, Property, Plant and Equipment (ASC 360). If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required. If a reduction is required, the carrying amount of an impaired asset would be reduced to fair value. In fiscal 2009, 2010 and 2012, we recorded various non-cash charges for the impairment of goodwill and intangible assets. Changes in business strategy, government regulations, or economic or market conditions have resulted and may result in further substantial impairment write-downs of our intangible or other assets at any time in the future. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine that the useful lives of our fixed assets are shorter than we originally estimated.

We conduct business throughout the world and our international presence exposes us to potential difficulties and risks associated with distant operations and to various global, regional and local economic, regulatory, political and other uncertainties and risks. Our South African operations contribute significantly to our overall profitability and any adverse change in the economic, regulatory or political environment in South Africa could have a materially adverse impact on our overall business and financial results.

We conduct business throughout the world and a majority of our business is conducted outside of the United States. We anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue and our international operations are directly related to and are dependent on the volume of trade and the social, economic and political conditions in various countries. For the fiscal year ended January 31, 2012, approximately 26%, 23% and 18% of our revenues were reported in our EMENA, Asia Pacific and Africa regions, respectively, and on a combined basis those regions accounted for approximately 65% of our total assets as of January 31, 2012. Our international operations around the world are influenced by many factors, including:

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

•	pricing restrictions and regulations imposed by foreign governments;

•	transfer pricing inquiries by local taxing authorities;

•	expropriation of our international assets or adverse changes in tax laws and regulations;

•	limitations on the repatriation of earnings or assets, including cash;

•	exchange rate fluctuations, particularly between the South African Rand and the Euro, on one hand, and the U.S. dollar, on the other;

•	different liability standards and less developed legal systems that may be less predictable than those in the U.S.;

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the U.S.; and

•	climatic conditions that impact trade.

The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

Because we manage our business on a localized basis in many countries around the world, our operations and internal controls may be materially adversely affected by inconsistent management practices.

We manage our business in many countries around the world, with local and regional management retaining responsibility for day-to-day operations, compliance issues, profitability and the growth of the business. This operating approach can make it difficult for us to implement strategic decisions and coordinated practices and procedures throughout our global operations, including implementing and maintaining effective internal controls throughout our worldwide organization. In addition, some of our subsidiaries operate with management, sales and support personnel that may be insufficient to support their respective businesses without regional oversight and global coordination. Our decentralized operating approach results in inconsistent management practices and procedures and could adversely affect our overall profitability, and ultimately our business, results of operations, financial condition and prospects.

We have substantial outstanding indebtedness and our outstanding indebtedness could adversely impact our financial condition and results of operations.

In July 2009, we issued $55.0 million of senior unsecured guaranteed notes, which we refer to as the 2009 Notes, pursuant to a note purchase agreement (2009 Note Purchase Agreement) and in June 2011 we issued $150.0 million of senior unsecured guaranteed notes (which we refer to as the 2011 Notes and, together with the 2009 Notes, the Senior Notes) pursuant to a note purchase agreement (2011 Note Purchase Agreement, which agreement together with the 2009 Note Purchase Agreement are referred to as the Note Purchase Agreements). As of January 31, 2012, $205.0 million remained outstanding under the Senior Notes. In addition, in June 2011 we and certain of our direct and indirect subsidiaries entered into a new credit agreement with Bank of the West and amended our credit agreements with Nedbank Limited, acting through its London branch (Nedbank) and Royal Bank of Scotland N.V. (RBS) (which we refer to collectively as the 2011 Credit Facilities). The 2011 Credit Facilities provide us availability for cash withdrawals and letters of credit. In July 2009, we and certain of our direct and indirect subsidiaries entered into a South African credit facility (South African Facilities Agreement). We also have other credit, letter of credit and guarantee facilities.

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

When our various letters of credit, credit, cash draw and guarantee facilities expire, we will need to replace, refinance or extend the maturity dates of such facilities. In addition, we may need additional financing in the future to fund our operations. In certain circumstances, we could be required to repay our outstanding debt prior to the originally scheduled dates of maturity. For example, if a “Change of Control” (as defined in the Note Purchase Agreements, the 2011 Credit Facilities or the South African Facilities Agreement) occurs or if we do not comply with the covenants or other requirements in the Note Purchase Agreements and our various credit facilities, our outstanding indebtedness may be accelerated and we may not have enough funds to satisfy all of our outstanding obligations under the Senior Notes and such credit facilities.

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

The covenants, financial ratios and other restrictions in our debt instruments may adversely impact our operations and our ability to pursue available business opportunities, even if we believe such actions would otherwise be advantageous. Our ability to comply with these covenants, financial ratios and other restrictions may be affected by events beyond our control, such as prevailing trade volumes, adverse economic conditions and changes in the competitive environment. In the past we amended the covenants, financial ratios and other restrictions in our credit agreements and debt instruments and have obtained waivers regarding certain provisions. If we do not comply with these covenants, financial ratios and other restrictions in the future and we are then unable to obtain any necessary amendments or waivers, the interest and principal amounts outstanding under such credit agreements and debt instruments may become immediately due and payable.

Furthermore, the Note Purchase Agreement, 2011 Credit Facilities and the South African Facilities Agreement each contain cross-default provisions with respect to other indebtedness, giving the lenders under the 2011 Credit Facilities and the South African Facilities Agreement and the note holders under the Note Purchase Agreements the right to declare a default if we default under other indebtedness in some circumstances. Accordingly, defaults under credit agreements could materially and adversely affect our business, financial condition and results of operations.

Several governmental agencies either have investigated or are currently investigating alleged anti-competitive behavior in the international air freight forwarding and air cargo transportation industry, which includes us, we have been named as a defendant in a federal antitrust class action lawsuit that alleges that we engaged in various forms of anti-competitive practices, and we may become subject to other governmental investigations and may be named in additional litigation, all of which have required, and could continue to require, significant management time and attention and could result in significant expenses as well as unfavorable outcomes which could have a material adverse effect on our business, financial condition, results of operations, reputation, cash flow and prospects.

The U.S. Department of Justice (U.S. DOJ) and several other governments, including the government of Brazil and the European Union, have conducted inspections or raids at local offices of global freight forwarders or have issued subpoenas or requests for information in connection with various investigations into alleged anti-competitive behavior in the international air freight forwarding and air cargo transportation industry. In 2007, in connection with the U.S. DOJ’s investigation into the pricing practices in the international freight forwarding industry, we responded to a grand jury subpoena requesting documents and the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a grand jury subpoena requesting numerous documents and other materials. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that we produce various documents regarding ocean freight forwarding. We believe that we are a subject of the U.S. DOJ investigation.

In 2008, 2009 and 2011, we responded to requests for information issued by the European Commission (“EC”) requesting information and records relating to the EC’s ongoing investigation of alleged anti-competitive behavior relating to air freight forwarding services in the European Union/European Economic Area. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010. We attended a hearing in July 2010 to discuss our position with the EC officials. On March 28, 2012, we were notified by the EC that the EC had adopted a decision against us and two of our subsidiaries. The EC’s decision imposes a fine of 3.1 million euro (or approximately $4.1 million based on exchange rates in effect as of the date of this filing) against us. As of the date of this filing, we have not yet received the full text of the EC’s decision. We are evaluating our alternatives with respect to the decision and fine, including whether to challenge the decision and the amount of the fine before the European Union’s General Court. As of the date of this filing, we have not made a determination as to any future action which we might take.

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

From time to time, we receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations and we have provided, and will provide in the future, further responses as a result of such requests.

There can be no assurances that additional regulatory inquiries or investigations will not be commenced by other U.S. or foreign regulatory agencies. We do not know when or how the above investigations, any future action we might take with respect to the decision and fine by the EC, or any future investigations will be resolved or what, if any, actions the various governmental agencies may require us and/or any of our current or former officers, directors and employees to take as part of any resolution of the pending investigations. We have incurred, and may in the future incur, significant legal fees and other costs in connection with these governmental investigations. If the U.S. DOJ, or any other regulatory body concludes that we have engaged in anti-competitive behavior or if we do not prevail in related civil litigation, we could incur significant additional legal fees and other costs and penalties, which could include substantial fines, penalties and/or criminal sanctions against us and/or certain of our current or former officers, directors and employees, and we could be liable for damages. Any of these fees, costs, penalties, sanctions or liabilities could be material to our financial results.

In addition, we have been named, along with seven other large European and North American-based global logistics providers, as a defendant in a federal antitrust class action lawsuit filed in January 2008. This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of monetary damages and injunctive relief under U.S. antitrust laws. There can be no assurance that further lawsuits by parties who have allegedly suffered injury in connection with these allegations will not be filed in the future in the U.S. or in other countries or that additional civil litigation will not result from the pending or any future governmental investigations, including but not limited to, shareholder class action lawsuits. There are uncertainties associated with any litigation and the amount of time necessary to resolve these current and potentially future lawsuits is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business.

The resolution of the pending investigations by the U.S. DOJ and other foreign governmental agencies, any future action we might take with respect to the decision and fine by the EC, the process of dealing with any future domestic or foreign governmental investigations, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to these matters could result in significant costs and expenses. Dealing with investigations, legal proceedings and regulatory inquiries can be time consuming and diverts the attention of our key employees from the conduct of our business. If other governmental investigations result in a determination adverse to us and/or our current or former officers, directors or employees or if we do not prevail in the civil litigation, we may be subject to criminal prosecution and substantial fines and penalties and we could be liable for damages, which could be material to our financial results. Furthermore, any negative outcome or publicity that may occur from these investigations and litigation could impact our relationships with clients and our ability to generate revenue. These or other negative developments with respect to such governmental investigations or civil litigation could have a material adverse effect on our business, operating results, cash flow, financial condition, reputation and prospects.

We have grown in the past, and may grow in the future, through acquisitions. Growth by acquisitions involves risks and we may not be able to successfully integrate any acquired business into our operations.

We have grown in the past and we may grow in the future by acquiring other companies and business operations.

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

Our future performance depends, in part, upon the continued service of our key management personnel, including Eric W. Kirchner (Chief Executive Officer and Director), Edward G. Feitzinger (Executive Vice President, Global Contract Logistics and Distribution), Gene T. Ochi (Executive Vice President; President, Client Growth), Lawrence R. Samuels (Executive Vice President — Finance and Chief Financial Officer), Ronald S. Glickman (Senior Vice President and Chief Information Officer) and Lance E. D’Amico (Senior Vice President and Chief Legal Officer). The unplanned loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot give assurance that we will be successful in our efforts or that our succession planning efforts will be effective in the event of any unplanned loss of key personnel.

Foreign currency fluctuations could result in currency translation exchange gains or losses or could increase or decrease the book value of our assets.

Our reporting currency is the U.S. dollar. For the fiscal year ended January 31, 2012, we derived a substantial portion of our revenue in currencies other than the U.S. dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies, particularly the Euro and the South African Rand, as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the U.S. dollar could adversely affect our reported U.S. dollar earnings, as was the case in recent fiscal years. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into U.S. dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results.

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

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major railroads, other transportation companies, draymen and longshoremen for the movement of our clients’ cargo. Consequently, our ability to provide services to our clients could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms, routes of service and frequency of service, or increases in the cost of fuel, taxes and labor, and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields if capacity is adversely impacted and purchased transportation costs increase more rapidly than the rates that we can pass on to our clients. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our air and ocean freight carriers are subject to increasingly stringent laws protecting the environment, which could directly or indirectly have a material adverse effect on our business.

Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline or other transportation industries, which in turn could increase our purchased transportation costs. If we are unable to pass such costs on to our clients, our business and results of operations could be materially and adversely affected. The EU has issued a directive to member states to include aviation in its Greenhouse Gas ETS, which effective January 1, 2010 required airlines to monitor their emissions of carbon dioxide. Since January 2012 the EU ETS has required airlines to have emissions allowances equal to the amount of their carbon dioxide emissions to operate flights to and from member states of the EU, including flights between the U.S. and the EU. Other regulatory actions that may be taken in the future by the U.S. government, other foreign governments or other regulatory bodies such as the International Civil Aviation Organization to address concerns about climate change and emissions from the aviation and ocean freight sectors are unknown at this time. Climate change legislation has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire allowances sufficient to offset the emissions resulting from combustion of their fuels. We cannot predict, however, if any such legislation will pass the Congress or, if passed and enacted into law, how it would specifically apply to the aviation and ocean freight industry. In addition, effective January 14, 2010, the Administrator of EPA found that current and projected concentrations of greenhouse gases in the atmosphere threaten the public’s health and welfare. Although legal challenges and legislative proposals are expected that may invalidate this endangerment finding and the EPA’s assertion of authority under the Clean Air Act, the finding could result in EPA regulation of commercial aircraft emissions if EPA finds, as expected, that such emissions contribute to greenhouse gas pollution. Additionally, even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services, especially our air freight services.

If we are required to reclassify independent contractors as employees in our trucking, truck brokerage or other carrier businesses, we may incur additional costs and taxes which could have a material adverse effect on our results of operations.

We use a significant number of independent contractors in our trucking, truck brokerage and other carrier businesses. Currently, there are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. These tests also vary widely from country to country. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. If we are required to change the classification of our independent contractors, we may incur additional costs and be required to pay additional taxes, relating to past, present and future periods, which could have a material adverse effect on our results of operations.

We are currently involved in a dispute with the South African Revenue Service which claims that we are liable for approximately $9.2 million, based on exchange rates as of January 31, 2012, in employee taxes in respect of “owner drivers” used for the collection and delivery of cargo in that country. The Company is presently engaged in formal settlement discussions with the South African Revenue Service relating to this matter. Although a formal agreement has not been signed, during the fourth quarter ended January 31, 2012, the company recorded a charge of $3.1 million, which amount represents the company’s best estimate of the total settlement value for all years under dispute based on the settlement discussions to date. On March 28, 2012, we received verbal confirmation from the South African Revenue Service that it had accepted our latest settlement proposal; accordingly we do not anticipate any further costs associated with this matter. Notwithstanding that fact, there can be no assurance that a formal agreement will be signed or, if a settlement agreement is signed, that the final amount will not exceed $3.1 million.

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to volatile consumer demand. Therefore, historically, our operating results have been subject to seasonal trends when measured on a quarterly basis, excluding the impact of acquisitions and foreign currency fluctuations. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. Changes in our pricing policies and those of our competitors and changes in the shipping patterns of our clients may adversely impact our operating results. The following additional factors, among others could also cause fluctuations in our operating results:

•	costs relating to the expansion of operations;

•	changes in accounting rules and tax rates;

•	changes in exchange rates, particularly between the South African Rand and the Euro, on one hand, and the U.S. dollar, on the other;

•	pricing and availability of cargo space on airlines, ships and trucks which we utilize to transport freight;

•	fluctuations in fuel prices and fuel and other surcharges;

•	pricing pressures from our competitors;

•	litigation and changes in government regulations;

•	changes in our clients’ requirements for supply chain services and solutions;

•	yields and mix of business; and

•	restructuring charges and impairments to goodwill and other intangible assets, and severance and facility exit costs.

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

The freight forwarding, customs brokerage, contract logistics, domestic ground transportation and supply chain management industry is intensely competitive and we expect it to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are many companies competing in one or more segments of the industry. We also encounter competition from regional and local third-party logistics providers, freight forwarders, trucking companies and integrated transportation companies. In addition, clients increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also face competition from air and ocean carriers, computer information and consulting firms and contract manufacturers, many of which are beginning to expand the scope of their operations to include supply chain related services. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which would damage our results of operations and the long-term or short-term prospects of our business.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities resulting from changes in statutory rates, geographical mix of income, tax legislation and audit settlements could affect our profitability and realization of tax benefits.

The company is headquartered in the British Virgin Islands and is comprised of numerous subsidiaries employed in international operations in various countries throughout the world. Our overall annual effective tax rate is impacted by a number of factors including, but not limited to, changes in the enacted statutory rates of the local countries in which our subsidiaries operate, changes in the geographical composition of the company’s worldwide taxable income, changes in the company’s valuation allowance recorded on deferred tax assets where it is more likely than not that the deferred tax asset will not be realized, changes in the company’s unrecognized tax positions regarding the likelihood that a deferred tax asset will be recognized, as well as the impact of audit settlements with local tax authorities upon examination of the company’s or its subsidiaries’ tax returns and changes in legislation that might limit the company’s ability to realize tax benefits from its operations in certain favorable jurisdictions or otherwise limit the availability of such benefits to the company in other jurisdictions. Increases in our effective tax rates and tax liabilities could adversely impact our profitability.

If our contract terms or insurance policies do not limit or fully cover our exposure, we could be required to pay large amounts to our clients and/or other third parties as compensation for their claims and our results of operations could be materially adversely affected.

In general, we seek to limit by contract and/or international conventions and laws our liability to our clients for loss or damage to their goods and losses arising from our errors and omissions. However, these attempts are not always successful. We have, from time to time, made payments to our clients for claims related to our services and we expect to make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or the unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for claims by our clients or other third parties or that the maximum amounts for which we are liable will not change in the future or exceed our insurance levels. As with every insurance policy, our insurance policies contain limits, exclusions and deductibles that apply and we could be subject to claims for which insurance coverage may be inadequate or where coverage is disputed, and these claims could adversely impact our financial condition and results of operations.

The failure of our policies and procedures which are designed to prevent the unsafe transportation or storage of hazardous, explosive or illegal materials could subject us to large fines, penalties or lawsuits.

We are subject to a broad range of foreign and domestic (including state and local) environmental, health and safety and criminal laws and regulations, including those governing discharges into the air and water, the storage, shipping, handling and disposal of solid and hazardous waste and the shipment of explosive or illegal substances. In the course of our operations, we may be asked to store, transport or arrange for the storage or transportation of substances defined as hazardous under applicable laws. If a release of hazardous substances occurs on or from our facilities or equipment or from the transporter, we may be required to participate in the remedy of, or otherwise bear liability for, such release or be subject to claims from third parties whose property or person are injured by the release. In addition, if we store, transport or arrange for the storage or transportation of hazardous, explosive or illegal materials in violation of applicable laws or regulations, we may face civil or criminal fines or penalties, including bans on making future shipments in particular geographic areas. In the event we are found to not be in compliance with applicable environmental, health and safety laws and regulations or there is a future finding that our policies and procedures fail to satisfy requisite minimum safeguards or otherwise do not comply with applicable laws or regulations, we could be subject to significant fines, penalties or lawsuits and face criminal liability. In addition, if any damage or injury occurs as a result of our storage or transportation of hazardous, explosive or illegal materials, we may be subject to claims from third parties, and bear liability, for such damage or injury even if we were unaware of the presence of the hazardous, explosive or illegal materials.

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

If we are not able to sell container space that we commit to purchase from ocean shipping lines, capacity that we purchase or that we charter from our air carriers, we may not be able to recover our out-of-pocket costs and our profitability may suffer.

As an indirect ocean carrier or non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at fixed and variable rates. As an airfreight forwarder, we contract with air carriers to reserve space on a guaranteed basis and we also charter aircraft capacity to meet peak season volume increases for our clients, particularly in Hong Kong and other locations in Asia. We then solicit freight from our clients to fill the ocean containers, reserved space and air charter capacity. When we contract with ocean shipping lines to obtain containers and with air carriers to obtain either reserved space or chartered aircraft capacity, we may become obligated to pay for the container space or charter aircraft capacity that we purchase; however, historically we have not paid for space which remains unused. If we are not able to sell all of our purchased container space or charter aircraft capacity, we may not be able to recover our out-of-pocket costs for such purchase of container space or charter aircraft capacity and our results would be adversely affected.

If we are not reimbursed for amounts which we advance for our clients, our revenue and profitability may decrease and our results of operations may be adversely impacted.

We make significant advances and disbursements on behalf of our clients for transportation costs concerning collect freight and customs duties and taxes and in connection with our performance of other contract logistics services. These advances and disbursements temporarily consume cash as they are typically paid to third parties in advance of reimbursement from clients. The billings to our clients for these disbursements may be several times larger than the amount of revenue and fees we derive from these transactions. If we are unable to recover a significant portion of these disbursements or if our clients do not reimburse us for these disbursements in a timely manner, we may experience losses and our cash flows and results of operations would be negatively impacted.

Our information technology systems may not keep pace with our competitors and are subject to risks that we cannot control, including risks of accidental system failures or natural disasters and intentional cyber-attacks.

We have implemented a variety of internet-based tools and other information technology systems and services, on which we and our clients rely. These tools and systems are integrated into our business, including the way clients place orders and track shipments. We increasingly compete based upon the usefulness and sophistication of technologies incidental to our business and we may not be able to keep pace with our competitors’ information technology offerings. The failure of our information technology systems and services, including our computer systems and websites, or our inability to have these technologies supported, updated, expanded, or integrated into or with other computer systems and websites, could hinder our business operations and could adversely impact our client service, volumes, net revenues (a Non-GAAP measure we use to describe revenue less purchased transportation costs) and result in increased costs. Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure which have experienced system failures and electrical outages in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, human error, various “Acts of God” and similar events. Like all websites and other networked information technology systems, our websites and systems are vulnerable to cyber-attacks, including computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other forms or sabotage and unauthorized disruptions, any of which could lead to interruptions, delays, or shutdowns.

The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our clients and the ability of our clients to access our information technology systems. Additionally, any of these events could cause our or our clients’ confidential proprietary data or information to be compromised or permanently lost. Any or all of these events could negatively impact our ability to attract clients and increase business from existing clients, cause existing clients to use other logistics providers, subject us to third-party lawsuits, regulatory fines or other action or other liability, which could adversely affect our overall profitability, results of operations, financial condition and prospects.

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

We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or distributions from our subsidiaries to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments is subject to applicable local law and other restrictions including, but not limited to, limitations contained in our credit facilities. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our holding company. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

As of January 31, 2012, we leased, or in a limited number of cases, owned, 544 facilities in 59 countries. These facilities are generally comprised of office and warehouse space. In most countries, these facilities typically are located close to an airport, ocean port, or an important border crossing. Leases for our principal properties generally have terms ranging from three to ten years or more and often include options to renew. While some of our leases are month-to-month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.

As of January 31, 2012, we leased or owned the following facilities in the geographic regions indicated:

	Freight Forwarding Facilities		Contract Logistics and Distribution Centers
	Owned	Leased	Leased	Total
EMENA	—	132	38	170
Americas	3	67	53	123
Asia Pacific	2	92	46	140
Africa	5	62	44	111

Total	10	353	181	544

Included in our leased facilities are single-client Contract Logistics and Distribution facilities as well as shared warehouses. In addition to the contract logistics centers reported above, we also manage a further 59 contract logistics centers which are located in the clients’ facilities. Additional information regarding our lease commitments is set forth in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Commitments” in our consolidated financial statements included in this annual report, which is incorporated herein by reference.

ITEM 3.    Legal Proceedings

Except for the South Africa Revenue Service Matter, as described below, in connection with ASC 450, Contingencies, the company has not accrued for a loss contingency relating to any of the investigations and legal proceedings disclosed below because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable and reasonably estimable.

From time to time, claims are made against us or we may make claims against others, including in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties. Unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from engaging in certain activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. As of the date of this report, we are not a party to any material litigation except as described below.

Industry-Wide Anti-Trust Investigation.    In 2007, in connection with the U.S. DOJ investigation into the pricing practices in the international freight forwarding industry, we responded to a grand jury subpoena requesting documents and the U.S. DOJ executed a search warrant on us at our offices in Long Beach, California, and served one of our subsidiaries with a subpoena requesting numerous documents and other materials. In addition to its previous request for documents regarding air freight forwarding, the U.S. DOJ also requested that we produce various documents regarding ocean freight forwarding. We believe we are a subject of the U.S. DOJ investigation.

In 2008, 2009 and 2011, we responded to requests for information issued by the EC requesting information and records relating to the EC’s investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to us and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. We responded in writing to the EC’s Statement of Objections in April 2010. We attended a hearing in July 2010 to discuss our position with the EC officials. On March 28, 2012, we were notified by the EC that the EC had adopted a decision against us and two of our subsidiaries. The EC’s decision imposes a fine of 3.1 million euro (or approximately $4.1 million based on exchange rates in effect as of the date of this filing) against us. As of the date of this filing, we have not yet received the full text of the EC’s decision. We believe that neither we nor our subsidiaries violated European competition rules. We are evaluating our alternatives with respect to the decision and fine, including whether to challenge the decision and the amount of the fine before the European Union’s General Court. As of the date of this filing, we have not made a determination as to any future action which we might take.

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

In November 2009, one of our subsidiaries received a summons from the SACC requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In 2010 and 2011, we responded to information requests and met with representatives from the SACC to discuss our position with regard to these matters. On February 29, 2012, we learned that the SACC determined not to refer the matter to the South African Competition Tribunal. As a result, the SACC’s investigation with respect to the company has ended without liability to the company.

From time to time we receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations, and we have provided, and expect to continue to provide in the future, further responses as a result of such requests.

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

We have incurred, and we may in the future incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, the EC or any other regulatory body concludes that we have engaged in anti-competitive behavior or if we do not prevail in related civil litigation, we could incur significant additional legal fees and other costs and penalties, which could include substantial fines, penalties and/or criminal sanctions against us and/or certain of our current or former officers, directors and employees, and we could be liable for damages. Any of these fees, costs, penalties, damages, sanctions or liabilities could have a material adverse effect on the company and its financial results.

South African Revenue Service Matter. The company is involved in a dispute with the South African Revenue Service with respect to the company’s use of “owner drivers” for the collection and delivery of cargo in South Africa. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company has objected to this claim and, together with its legal and tax advisors, believes that the owner drivers are not “employees” and that accordingly there is no tax liability in respect of these owner drivers in terms of the South African income tax act. This matter relates to the years 2002 through 2004 and 2006 and 2007. The 2005 tax year is not under assessment. The company is presently engaged in formal settlement discussions with the South African Revenue Service. Although a formal settlement agreement has not been signed, during the fourth quarter ended January 31, 2012, the company recorded a charge of $3.1 million, which amount represents the company’s best estimate of the total settlement value for all years under dispute based on the settlement discussions to date. On March 28, 2012, the company received verbal confirmation from the South African Revenue Service that it had accepted our latest settlement proposal, and the company anticipates that a settlement agreement will be signed shortly after the filing of this annual report. Based on the verbal agreement, the company does not anticipate any further costs associated with this matter. Notwithstanding that fact, there can be no assurance that a formal settlement agreement will be signed or, if a settlement agreement is signed, that the final amount will not exceed $3.1 million. The aggregate amount claimed by the South African Revenue Service for all years under review is approximately $9.2 million based on exchange rates as of January 31, 2012.

Per Transport Litigation.    The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total maximum of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12.5 million, based on exchange rates as of January 31, 2012. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company has agreed to indemnify these individuals in connection with these proceedings.

ITEM 4.    Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of our Ordinary Shares

Our ordinary shares trade on The Nasdaq Global Select Market under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows:

	High	Low
Fiscal Year Ended January 31, 2012:
4th Quarter	$16.07	$12.55
3rd Quarter	16.49	11.94
2nd Quarter	22.88	16.00
1st Quarter	24.05	17.78
Fiscal Year Ended January 31, 2011:
4th Quarter	$22.29	$17.92
3rd Quarter	19.29	13.57
2nd Quarter	16.45	12.25
1st Quarter	17.59	12.86

As of March 26, 2012, the approximate number of holders of record of our ordinary shares was 200. We have a substantially greater number of beneficial holders of our ordinary shares, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

During fiscal years 2012 and 2011, we paid an annual cash dividend of $0.06 per ordinary share. Historically, our board of directors has considered the declaration of dividends following the completion of our fiscal year; however, as of the filing date of this annual report, no determination has been made with respect to fiscal 2013. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors which our board of directors deems relevant. Our Articles of Association contain certain limitations regarding the payment of dividends in accordance with the laws of the British Virgin Islands. In addition, our bank credit facilities contain limitations on our ability to pay dividends. We intend to reinvest a substantial portion of our earnings in the development of our business and no assurance can be given that dividends will be paid to our shareholders at any time in the future.

UTi is a holding company which relies on dividends, distributions or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of our subsidiaries to pay dividends or distributions or to make advances to the holding company and our ability to receive dividends, distributions and advances is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of the company’s bank credit facilities and in the note purchase agreements for the company’s outstanding senior notes. Such laws and restrictions could limit the payment of dividends and distributions, or the making of advances, to the holding company. In general, our subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our holding company. Total net assets which may not be transferred to the company in the form of loans, advances, or cash dividends by the company’s subsidiaries without the consent of a third party were less than 10% of the company’s consolidated total net assets as of the end of the most recent fiscal year.

Performance Graph

The following graph compares the cumulative total shareholder return on the company’s ordinary shares for the period beginning January 31, 2007 through January 31, 2012 with the cumulative total return on (a) the NASDAQ Composite Index and (b) the NASDAQ Transportation Index. The graph assumes $100 was invested in the company’s ordinary shares and in each of the indices shown and assumes that all of the dividends were reinvested.

The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among UTi Worldwide Inc., the NASDAQ Composite Index, and the NASDAQ

Transportation Index

* $100 invested on 1/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

	1/31/2007	1/31/2008	1/31/2009	1/31/2010	1/31/2011	1/31/2012
UTi Worldwide Inc.	$100	$61.67	$36.25	$45.60	$73.07	$49.83
NASDAQ Composite Index	100	97.07	60.02	87.95	111.84	116.36
NASDAQ Transportation	100	85.14	51.36	58.97	73.00	52.61

The stock performance graph shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

British Virgin Islands Taxes Applicable to U.S. Holders

Under the BVI Business Companies Act, 2004 of the British Virgin Islands as currently in effect, U.S. residents who hold our ordinary shares (and who are not residents of the British Virgin Islands) are exempt from British Virgin Islands income tax on dividends paid by us with respect to our ordinary shares and such holders of our ordinary shares are not liable to the British Virgin Islands for income taxes on gains realized on the sale or disposal of such shares. The British Virgin Islands does not currently impose a withholding tax obligation on dividends paid by a company incorporated under the BVI Business Companies Act, 2004.

There are currently no capital gains, gift or inheritance taxes levied by the British Virgin Islands on companies incorporated under the BVI Business Companies Act, 2004. In addition, shares of companies incorporated under the BVI Business Companies Act, 2004 are not subject to transfer taxes, stamp duties or similar charges, except that a stamp duty may apply in respect of certain transactions if such a company is a land owning company (i.e. the company or any of its subsidiaries has an interest in any land in the British Virgin Islands). We do not own any land in the British Virgin Islands.

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

The selected consolidated balance sheet data as of January 31, 2012 and 2011 and the selected consolidated statement of operations data for the fiscal years ended January 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected consolidated balance sheet data as of January 31, 2010, 2009 and 2008 and selected consolidated statement of operations data for the fiscal years ended January 31, 2009 and 2008, have been derived from our audited consolidated financial statements not included in this annual report.

The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP).

	Fiscal years ended January 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
				Note (4)	Note (4)
STATEMENT OF OPERATIONS DATA(1):
Revenues:(2)
Airfreight forwarding	$1,725,537	$1,608,312	$1,187,880	$1,621,602	$1,553,551
Ocean freight forwarding	1,230,032	1,190,529	891,276	1,203,643	1,101,129
Customs brokerage	124,777	108,804	92,456	109,436	98,031
Contract logistics	824,962	736,376	650,739	663,656	618,599
Distribution	548,733	488,261	414,920	564,906	624,399
Other	460,180	417,491	330,251	380,474	370,545

Total revenues	4,914,221	4,549,773	3,567,522	4,543,717	4,366,254

Purchased transportation costs:(2)
Airfreight forwarding	1,353,633	1,273,408	904,179	1,275,569	1,235,010
Ocean freight forwarding	1,020,138	998,234	717,093	1,001,275	926,224
Customs brokerage	5,159	6,102	5,712	5,987	3,668
Contract logistics	199,765	158,436	125,245	94,963	81,656
Distribution	372,930	331,654	277,849	404,756	416,059
Other	258,727	226,468	176,443	214,827	214,823

Total purchased transportation costs	3,210,352	2,994,302	2,206,521	2,997,377	2,877,440

Staff costs	938,592	849,995	753,149	844,255	800,891
Depreciation	48,018	46,008	43,994	41,753	39,306
Amortization of intangible assets	15,761	14,718	11,126	12,971	9,436
Severance and other(4)	15,132	—	1,231	8,903	8,395
Goodwill impairment(5)	—	—	1,562	98,932	—
Intangible assets impairment(6)	5,178	—	—	11,009	—
Other operating expenses	552,518	522,034	466,435	505,223	480,308

Operating income	128,670	122,716	83,504	23,294	150,478
Income from continuing operations.	78,998	74,623	45,500	(10,024)	101,119

	Fiscal years ended January 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
				Note (4)	Note (4)
Net income/(loss) attributable to UTi Worldwide Inc.	$72,533	$69,903	$41,114	$(4,637)	$98,686
Basic earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders
Continuing operations	$0.71	$0.70	$0.41	$(0.12)	$0.99
Discontinued operations(3)	—	—	—	0.08	0.01

	$0.70	$0.70	$0.41	$(0.04)	$1.00

Diluted earnings/(loss) per common share attributable to UTi Worldwide Inc. common shareholders
Continuing operations	$0.70	$0.68	$0.41	$(0.12)	$0.99
Discontinued operations(3)	—	—	—	0.08	—

	$0.70	$0.68	$0.41	$(0.04)	$0.99

Cash dividends paid per common share	$0.06	$0.06	$0.06	$0.06	$0.06

Number of weighted average common shares outstanding used for per share calculations:
Basic shares	102,587	100,577	99,878	99,407	99,113
Diluted shares	103,446	102,222	101,458	99,407	100,172
BALANCE SHEET DATA(1):
Total assets	$2,255,649	$2,112,705	$1,937,546	$1,648,686	$2,074,676
Long-term liabilities(7)	$317,669	$148,818	$190,363	$190,106	$270,331

(1)	Additional information regarding acquisitions and the impact of acquisitions is included in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Acquisitions,” in our consolidated financial statements included in this annual report.

(2)	Refer to Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this annual report for revenue recognition policy.

(3)	Effective July 31, 2008, the company entered into an agreement to sell substantially all of its art packing, shipping and storing business, consisting of the shares of three wholly-owned subsidiaries and one subsidiary with 51% ownership interest, as well as the assets of a fine arts department of another wholly-owned subsidiary. The net proceeds of $6.7 million resulted in a gain on sale of discontinued operations of $5.3 million. Effective August 1, 2008, the company entered into an agreement to sell substantially all of the assets of its remaining art packing, shipping and storing business. The net proceeds of $2.0 million resulted in a gain of $2.1 million, including realized foreign currency translation adjustment, net of tax. As of January 31, 2009, the net proceeds of $8.7 million resulted in a gain on sale of discontinued operations of $7.4 million, net of tax.

(4)	Refer to Note 8, “Severance and other,” in our consolidated financial statements included in this annual report.

(5)

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

(6)	In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2012, the company performed an evaluation of the recoverability of its long-lived assets and recorded a non-cash impairment charge of $5.2 million for a client relationship, in the company’s Contract Logistics and Distribution segment. This charge was before a related deferred tax benefit of $1.8 million. The intangible asset impairment relates to substantially all of the unamortized valuation of a client relationship from an acquisition in fiscal 2004. The intangible asset became impaired because the company recently learned of the non-renewal of a client contract beginning in July 2012 where the company was not prepared to lower its returns to retain the business. The total costs of the company’s acquisitions are allocated to assets acquired, including client relationships, based upon their estimated fair values at the date of acquisition. Renewal assumptions, which are included in the factors considered when determining fair value, are amended from time to time during the company’s evaluation of the recoverability of its long-lived assets. The carrying amount of the asset was reduced to fair value, as determined using a discounted cash flow analysis.

During the fourth quarter ended January 31, 2009, the company performed an evaluation of recoverability of its long-lived assets and recorded non-cash charges of $7.3 million and $3.7 million for a client relationship and a trademark, respectively, in the company’s Contract Logistics and Distribution segment. These charges were before a related combined deferred tax benefit of $3.9 million. These charges were recorded as the result of volatility and deterioration of the financial markets and adverse changes in the global business climate, during the second half of the fiscal year-ended January 31, 2009.

(7)	On June 24, 2011, we issued the $150.0 million 2011 Notes. Additional information regarding our Senior Notes is discussed in Part II, Item 7 of this report appearing under the caption, “Credit Facilities and Senior Notes,” and in Note 10, “Borrowings,” in the notes to our consolidated financial statements included in this annual report.

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

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible in the near term as we must staff to meet uncertain future demand. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airfreight or containers for ocean freight, which are most commonly expressed as twenty-foot equivalent units (TEUs).

Freight Forwarding Segment.    As a freight forwarder, we conduct business as an indirect carrier for our clients or occasionally as an authorized agent for airlines and ocean carriers. We typically act as an indirect carrier with respect to shipments of freight unless the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments. When we act as an indirect carrier with respect to shipments of freight, we typically issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to our customers as the contract of carriage. When we tender the freight to the airline or ocean carrier (the direct carrier), we receive a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments.

We do not own or operate aircraft or vessels and consequently, contract with commercial carriers to arrange for the shipment of cargo. A majority of our freight forwarding business is conducted through non-committed space allocations with carriers. We arrange for, and in many cases provide, pick-up and delivery service between the carrier and the location of the shipper or recipient.

When we act as an authorized agent for the airline or ocean carrier, we are not an indirect carrier and do not issue an HAWB or HOBL, but rather we arrange for the transportation of individual shipments directly with the airline or ocean carrier. In these instances, as compensation for arranging for the shipments, the carriers pay us a commission. If we provide the client with ancillary services, such as the preparation of export documentation, we receive an additional fee.

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

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible than purchased transportation costs in the near term. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airfreight, or containers for ocean freight, which are most commonly expressed as twenty-foot equivalent units (TEUs).

Contract Logistics and Distribution Segment.    Our contract logistics services primarily relate to value-added warehousing and the subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, warehousing services, order management, and customized distribution and inventory management services. Our outsourced services include inspection services, quality centers and manufacturing support. Out inventory management services include materials sourcing services pursuant to contractual, formalized repackaging programs and materials sourcing agreements. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business.

We also provide a range of distribution, consultation, outsourced management services, planning and optimization services, and other supply chain management services. We receive fees for the other supply chain management services that we perform. Distribution and other contract logistics revenues are recognized when the service has been completed in the ordinary course of business.

Multi-year Business Transformation Initiative.    We have undertaken a multi-year business transformation initiative to establish a single set of global processes for our freight forwarding business and our global financial management. We anticipate current and future capital expenditures related to the development of software in the aggregate of approximately $100.0 million to $105.0 million, in connection with these initiatives, the majority of which is nearing completion. We expect to incur depreciation expense and amortization expense over a five-year to seven-year useful life, beginning once the applications are considered substantially ready for their intended use. We expect these applications to be substantially ready for their intended use during the second half of our fiscal 2013 or the first half of our fiscal 2014, depending upon a variety of circumstances, including but not limited to operational acceptance testing and other operational milestones having been achieved.

Effect of Foreign Currency Translation on Comparison of Results.    Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes is affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower revenues reported; however, as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect occurs if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net carrying value of our assets. These translation effects are included as a component of accumulated other comprehensive income or loss in shareholders’ equity. We have historically not attempted to hedge this equity risk and we cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

Acquisitions.    We have grown in the past and may grow, in the future, through acquisitions. We completed one acquisition during fiscal 2012, which was not material to our operations taken as a whole. In the past our acquisitions have had a significant impact on the comparability of our operating results, increasing revenues and expenses, over the respective prior comparable periods and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year, will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of their respective acquisitions. We consider the operating results of an acquired company during the year following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth. Historically, we have financed acquisitions with a combination of cash from operations, share issuances and borrowings. We may borrow additional money or issue additional ordinary shares in the future to finance acquisitions. From time-to-time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to potential acquisition targets. Readers are urged to carefully read the cautionary statements relating to acquisitions, contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.

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

On May 25, 2010 and December 21, 2009, we acquired the remaining outstanding shares of UTI Inventory Management Solutions (IMS) Limited, formerly EMAsu2, Ltd. (EMA Ireland) and UTI IMS Limited Partnership, formerly Exel MPL A.V.B.A., LP (EMA Israel), respectively, for a combined total of $7.1 million and eliminated minority partners in Ireland and Israel. The combined purchase price includes contingent consideration estimated at $0.6 million based on projected net revenues from a specific shared client for the four years ending January 31, 2014.

Decision by the European Commission.    On March 28, 2012, we were notified by the EC that the EC had adopted a decision against us and two of our subsidiaries. The EC’s decision imposes a fine of 3.1 million euro (or approximately $4.1 million based on exchange rates in effect as of the date of this filing) against us. As of the date of this filing, we have not yet received the full text of the EC’s decision. We believe that neither we nor our subsidiaries violated European competition rules. We are evaluating our alternatives with respect to the decision and fine, including whether to challenge the decision and the amount of the fine before the European Union’s General Court. As of the date of this filing, we have not made a determination as to any future action which we might take.

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2012 and fiscal 2011 compared to the respective prior fiscal years. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in Part I, Item 1A under the heading, “Risk Factors,” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with U.S. GAAP.

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

We believe that for our Freight Forwarding segment, net revenue (a Non-GAAP measure we use to describe revenue less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because our revenues and our purchased transportation costs for our services as an indirect air and ocean carrier includes the carriers’ charges to us for carriage of the shipment. Our revenues and purchased transportation costs are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Revenue derived from freight forwarding generally is shared between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only commissions and fees earned by us and is substantially similar to net revenue for the Freight Forwarding segment in this respect.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. Our revenues and operating income by operating segment for the fiscal years ended January 31, 2012, 2011 and 2010, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

Fiscal Year Ended January 31, 2012 Compared to Fiscal Year Ended January 31, 2011

Freight Forwarding

	Freight Forwarding Fiscal years ended January 31,
	2012	2011	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$1,725,537	$1,608,312	$117,225	7%
Ocean freight forwarding	1,230,032	1,190,529	39,503	3
Customs brokerage	124,777	108,804	15,973	15
Other	303,989	254,593	49,396	19

Total revenues	3,384,335	3,162,238	222,097	7
Purchased transportation costs:
Airfreight forwarding	1,353,633	1,273,408	80,225	6
Ocean freight forwarding	1,020,138	998,234	21,904	2
Customs brokerage	5,159	6,102	(943)	(15)
Other	220,757	178,256	42,501	24

Total purchased transportation costs	2,599,687	2,456,000	143,687	6
Net revenues:
Airfreight forwarding	371,904	334,904	37,000	11
Ocean freight forwarding	209,894	192,295	17,599	9
Customs brokerage	119,618	102,702	16,916	16
Other	83,232	76,337	6,895	9

Total net revenues	784,648	706,238	78,410	11
Yields:
Airfreight forwarding	21.6%	20.8%		—
Ocean freight forwarding	17.1%	16.2%		—
Staff costs	443,960	391,060	52,900	14
Depreciation	17,300	16,868	432	3
Amortization of intangible assets	4,398	4,238	160	4
Severance and other	5,555	—	5,555	100
Other operating expenses	196,885	195,014	1,871	1

Operating income	$116,550	$99,058	$17,492	18%

Airfreight Forwarding.    Airfreight forwarding revenues increased $117.2 million, or 7%, for fiscal 2012, compared to fiscal 2011. Fuel surcharges and foreign currency fluctuations contributed to increases of $129.0 million and $48.5 million, respectively. These increases were partially offset by a decrease over the comparative period of airfreight forwarding volumes measured in terms of total kilograms, which contributed to a decrease of revenues of $33.9 million, and a decrease of our selling rates caused in part by lower carrier rates, which caused a decrease of revenues of $26.4 million.

Airfreight forwarding volumes measured in terms of total kilograms decreased 3% for fiscal 2012, compared to fiscal 2011. Airfreight forwarding volumes decreased 9% for the fourth quarter of fiscal 2012, compared to the same period of fiscal 2011, primarily due to the timing of the Chinese New Year holidays and an overall slowing airfreight market.

Airfreight forwarding net revenues increased $37.0 million, or 11%, for fiscal 2012, compared to fiscal 2011. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. Yield improvement contributed to an increase in airfreight forwarding net revenues of $36.1 million. Additionally, foreign currency fluctuations contributed to an increase of $10.4 million. A decrease of airfreight forwarding volumes measured in kilograms contributed to a decrease of $9.5 million.

Airfreight yields for fiscal 2012 increased approximately 80 basis points to 21.6% compared to 20.8% for fiscal 2011. For the fourth quarter of fiscal 2012, airfreight yields were 22.4%, which represented a slight improvement, both on a sequential basis compared to airfreight yields of 22.2% for the third quarter of fiscal 2012 and compared to airfreight yields of 22.0% for the fourth quarter of fiscal 2011. For both airfreight and ocean freight, sharply higher fuel costs continued to weigh on yield percentages, as these costs are passed through directly to clients.

Ocean Freight Forwarding.    Ocean freight forwarding revenues increased $39.5 million, or 3%, for fiscal 2012, compared to fiscal 2011. Foreign currency fluctuations and increased ocean freight volumes contributed to increases of $32.7 million, and $20.1 million, respectively. Although TEUs per shipment increased over the comparative period, we experienced a decline in the total number of shipment counts. We also experienced a decrease in our selling rates caused in part by decreased carrier rates which contributed to a decrease of $13.3 million in ocean freight forwarding revenues.

Ocean freight volumes, as expressed in TEUs, increased 2% during fiscal 2012, compared to fiscal 2011. Ocean freight TEU volumes in the fourth quarter of fiscal 2012 also increased 2% when compared to the fourth quarter of fiscal 2011.

Ocean freight forwarding net revenues increased $17.6 million, or 9%, for fiscal 2012, compared to fiscal 2011. Yield improvement, measured as the difference between our selling rates and the carrier rates incurred by us, contributed to a combined increase of $7.9 million in ocean freight forwarding net revenues. An increase in ocean freight volumes contributed to an increase in net revenues of $3.5 million. Foreign currency fluctuations contributed to an increase of $6.2 million in ocean freight forwarding net revenues.

Ocean freight TEUs increased approximately 2% for fiscal 2012, compared to fiscal 2011. Our ocean freight forwarding net revenues realized per TEU in fiscal 2012 increased 7% over the comparative period. For fiscal 2012, ocean freight yields expanded approximately 90 basis points to 17.1% compared to 16.2% for fiscal 2011. For the fourth quarter of fiscal 2012, ocean freight yields of 18.1% were an improvement on a sequential basis compared to 16.5% for the third quarter of fiscal 2012, and an improvement when compared to the ocean freight yields of 17.5% experienced for the fourth quarter of fiscal 2011. In the fourth quarter of fiscal 2012, ocean freight TEUs increased 2%, showing modest improvement over the fourth quarter of fiscal 2011, despite the fact that ocean freight in the fourth quarter of fiscal 2012 was also impacted by the earlier Chinese New Year holidays this year which had the effect of reducing shipments from China during the holiday period.

Customs Brokerage and Other.    Customs brokerage revenues increased $16.0 million, or 15%, for fiscal 2012, compared to fiscal 2011. The increase in customs brokerage revenues was partially due to a 5% increase in the total number of clearances combined with an increase in revenue per clearance. Foreign currency fluctuations also contributed approximately $2.6 million to the increase in customs brokerage revenues. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, increased $49.4 million, or 19%, for fiscal 2012, compared to fiscal 2011, as volumes and related fuel surcharges for international road freight and distribution increased. Foreign currency fluctuations also contributed approximately $4.7 million to the increase in other freight forwarding revenues.

Customs brokerage net revenues increased $16.9 million, or 16%, for fiscal 2012, compared to fiscal 2011. Other freight forwarding related net revenues increased $6.9 million, or 9%, for fiscal 2012, compared to fiscal 2011. The increases of customs brokerage and other freight forwarding net revenues were largely driven by the increase in customs brokerage revenues described above.

Staff Costs.    Staff costs in our freight forwarding segment increased $52.9 million, or 14%, for fiscal 2012, compared to fiscal 2011. Foreign currency fluctuations contributed approximately $11.5 million to the increase in staff costs during the year. As a percentage of freight forwarding segment revenues, staff costs were approximately 13% and 12% for fiscal 2012 and fiscal 2011, respectively. Movements of staff costs in our freight forwarding segment were often largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs.

Severance and Other.    During fiscal 2012, we incurred severance and other costs in the freight forwarding segment of $5.6 million, comprised primarily of severance charges. These charges were primarily related to our business transformation initiatives, which include redefining business processes, developing our next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. There were no such charges in the freight forwarding segment during fiscal 2011. Although a formal plan of termination has not been adopted pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), the company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Other Operating Expenses.    Other operating costs in the freight forwarding segment were consistent for fiscal 2012, compared to fiscal 2011. Net cost reductions caused by productivity gains were offset by foreign currency fluctuations which contributed approximately $6.1 million to the increase of other operating costs in fiscal 2012. As with staff costs, movements of other operating costs in our freight forwarding segment were largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs.

Contract Logistics and Distribution

	Contract Logistics and Distribution Fiscal years ended January 31,
	2012	2011	Change Amount	Change Percentage
Revenues:
Contract logistics	$824,962	$736,376	$88,586	12%
Distribution	548,733	488,261	60,472	12
Other	156,191	162,898	(6,707)	(4)

Total revenues	1,529,886	1,387,535	142,351	10
Purchased transportation costs:
Contract logistics	199,765	158,436	41,329	26
Distribution	372,930	331,654	41,276	12
Other	37,970	48,212	(10,242)	(21)

Total purchased transportation costs	610,665	538,302	72,363	13
Staff costs	465,669	433,641	32,028	7
Depreciation	28,417	29,192	(775)	(3)
Amortization of intangible assets	8,943	9,681	(738)	(8)
Severance and other	5,653	—	5,653	100
Intangible assets impairment	5,178	—	5,178	100
Other operating expenses	336,431	305,619	30,812	10

Operating income	$68,930	$71,100	$(2,170)	(3)%

Contract logistics.    Contract logistics revenues increased $88.6 million, or 12%, for fiscal 2012, compared to fiscal 2011. The increase is primarily due to increased volumes compared to the corresponding prior year period. Foreign currency fluctuations contributed approximately $11.2 million to the increase in contract logistics revenues. Volumes were higher in fiscal 2012 compared to fiscal 2011 due to new business wins and increased client activity, primarily in automotive, consumer and retail and mining. As of January 31, 2012, we operated 240 contract logistics and distribution facilities, including leased facilitates and those managed from client facilities. This compares to 244 contract logistics and distribution facilities as of January 31, 2011. During fiscal 2012, we closed certain underutilized contract logistics facilities in Europe.

Contract logistics purchased transportation costs increased $41.3 million, or 26%, for fiscal 2012 compared to fiscal 2011. In addition to transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment also includes materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities increased during fiscal 2012 when compared to fiscal 2011, resulting in an increase of $14.9 million, or 9%. Foreign currency fluctuations contributed approximately $3.2 million to the increase in contract logistics purchase transportation costs. The remainder of the increase was due to increased volumes and fuel surcharges compared to the corresponding prior year period.

Distribution.    Distribution revenues increased $60.5 million, or 12%, for fiscal 2012, compared to fiscal 2011, primarily due to increased domestic freight volumes as well as related fuel surcharges, particularly in the United States. Foreign currency fluctuations did not have a material impact on the change.

Distribution purchased transportation costs increased $41.3 million, or 12%, for fiscal 2012, compared to fiscal 2011, primarily due to increased domestic freight volumes as well as related fuel surcharges, particularly in the United States. Foreign currency fluctuations did not have a material impact on the change.

Staff Costs.    Staff costs in our contract logistics and distribution segment increased $32.0 million, or 7%, for fiscal 2012, compared to fiscal 2011. The increase in staff costs in our contract logistics and distribution segment was primarily due to increased service requirements associated with new client sites and increased volumes. Foreign currency fluctuations contributed approximately $4.7 million to the increase.

Severance and Other. During fiscal 2012, we incurred severance and other costs of $5.7 million in the contract logistics and distribution segment, which was comprised of severance charges and facility exit costs of $3.3 million and $2.4 million, respectively. Amounts charged for severance and exit costs during fiscal 2012 were primarily incurred in connection with the closure of certain underutilized contract logistics facilities in Europe.

Intangible Assets Impairment.    In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2012, we performed an evaluation of the recoverability of its long-lived assets and recorded a non-cash impairment charge of $5.2 million for a client relationship in the Contract Logistics and Distribution segment. The intangible asset impairment relates to substantially all of the unamortized valuation of a client relationship from an acquisition in fiscal 2004. The intangible asset became impaired because the company recently learned of the non-renewal of a client contract beginning in July 2012 where the company was not prepared to lower its returns to retain the business. The total costs of our acquisitions are allocated to assets acquired, including a client relationship, based upon their estimated fair values at the date of acquisition. Renewal assumptions, which are included in the factors considered when determining fair value, are amended from time to time during our evaluation of the recoverability of our long-lived assets. The carrying amount of the asset was reduced to fair value, as determined using a discounted cash flow analysis.

Other Operating Expenses.    Other operating costs in the contract logistics and distribution segment increased $30.8 million, or 10%, for fiscal 2012, compared to fiscal 2011, primarily due to increased volumes over the comparative prior year period. Foreign currency fluctuations also contributed approximately $2.5 million to the increase.

Corporate

Staff Costs.    Staff costs at corporate were $29.0 million for fiscal 2012, compared to $25.3 million for fiscal 2011. The increase in staff costs at corporate was primarily due to our continuing organizational realignment associated with our business transformation initiative, resources have been transferred from local and regional roles to corporate led functions. Other operating expenses at corporate were $19.2 million for fiscal 2012, compared to $21.4 million for fiscal 2011.

Severance and Other.    The company is involved in a dispute with the South African Revenue Service with respect to the company’s use of “owner drivers” for the collection and delivery of cargo in South Africa. The South African Revenue Service is claiming that the company is liable for employee taxes in respect of these owner drivers. The company is presently engaged in formal settlement discussions with the South African Revenue Service. Although a settlement has not been reached as of the date of the filing of this report, during the fourth quarter ended January 31, 2012, the company recorded a charge for $3.1 million representing an estimated settlement value for all years under review. The aggregate amount claimed by the South African Revenue Service for all years under review is approximately $9.2 million based on exchange rates as of January 31, 2012.

Interest expense, net.    Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $205.0 million of principle was outstanding as of January 31, 2012, and our capital lease obligations. Interest income increased $3.7 million, or 25% and interest expense increased $1.4 million, or 4%, for fiscal 2012, compared to fiscal 2011. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other income and expenses, net.    Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and withholding taxes and various other taxes not related to income taxes. Other expense, net of income, was $0.2 million for fiscal 2012, compared to net other income of $1.2 million for fiscal 2011.

Provision for income taxes.    Our effective income tax rate for fiscal 2012 was 31% compared to 31% in fiscal 2011. Our provision for income taxes in fiscal 2012 was $35.7 million based on pretax income of $114.6 million compared to our provision for income taxes in fiscal 2011 of $33.2 million based on pretax income of $107.9 million. The factors increasing our provision for income taxes in absolute dollars year over year were: (i) increased profitability in fiscal 2012 relative to fiscal 2011 across various jurisdictions, which increased our provision by approximately $2.9 million, (ii) higher valuation allowances recorded in certain jurisdictions which increased our provision year over year by approximately $1.3 million when excluding the Spain matter discussed below, (iii) certain nondeductible expenses and other tax items incurred in fiscal 2012 which increased our 2012 provision by approximately $3.0 million compared to our fiscal 2011 provision, and (iv) releases of uncertain tax positions in fiscal 2011 which had the impact of benefiting the provision by $4.1 million in fiscal 2011, which did not occur in fiscal 2012. The above factors resulted in an aggregate increase in our fiscal 2012 provision of $11.3 million over our fiscal 2011 provision.

These increases in our provision for taxes for fiscal 2012 were partially offset by a net reduction of approximately $8.9 million in our fiscal 2012 tax provision compared to our fiscal 2011 provision due to the amalgamation of certain of the company’s subsidiaries in Spain. During fiscal 2012, the company completed an amalgamation of its subsidiaries in Spain which provided for the deductibility of goodwill associated with the 2002 purchase of the entities by the company. The company recorded a deferred tax asset of approximately $18.9 million associated with such goodwill. A valuation allowance of approximately $10.0 million was established against this deferred tax asset to recognize the amount that was more likely than not recoverable.

Net income attributable to non-controlling interests.    Net income attributable to non-controlling interests was $6.5 million for fiscal 2012, compared to $4.7 million for fiscal 2011 for the reasons stated above.

Fiscal Year Ended January 31, 2011 Compared to Fiscal Year Ended January 31, 2010

Freight Forwarding

	Freight Forwarding Fiscal years ended January 31,
	2011	2010	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$1,608,312	$1,187,880	$420,432	35%
Ocean freight forwarding	1,190,529	891,276	299,253	34
Customs brokerage	108,804	92,456	16,348	18
Other	254,593	179,481	75,112	42

Total revenues	3,162,238	2,351,093	811,145	35
Purchased transportation costs:
Airfreight forwarding	1,273,408	904,179	369,229	41
Ocean freight forwarding	998,234	717,093	281,141	39
Customs brokerage	6,102	5,712	390	7
Other	178,256	128,451	49,805	39

Total purchased transportation costs	2,456,000	1,755,435	700,565	40
Net revenues:
Airfreight forwarding	334,904	283,701	51,203	18
Ocean freight forwarding	192,295	174,183	18,112	10
Customs brokerage	102,702	86,744	15,958	18
Other	76,337	51,030	25,307	50

Total net revenues	706,238	595,658	110,580	19
Yields:
Airfreight forwarding	20.8%	23.9%		—
Ocean freight forwarding	16.2%	19.5%		—
Staff costs	391,060	346,087	44,973	13
Depreciation	16,868	15,410	1,458	9
Amortization of intangible assets	4,238	3,850	388	10
Other operating expenses	195,014	163,438	31,576	19

Operating income	$99,058	$66,873	$32,185	48%

Airfreight Forwarding.    Airfreight forwarding revenues increased $420.4 million, or 35%, for fiscal 2011, compared to fiscal 2010. An increase in airfreight volumes, including both kilograms per shipment and shipment counts, contributed to a combined increase of $277.3 million. An increase in our selling rates caused in part by increased carrier rates which are incurred by us, contributed to an increase of $211.1 million. Foreign currency fluctuations contributed to an increase of $8.7 million. These increases were partially offset by a decrease of fuel surcharges over the comparative period, which contributed to a decrease of $76.7 million.

The increase in airfreight forwarding revenues was primarily due to increased consumer demand for goods shipped through international trade and modal shifts from ocean freight to airfreight brought on by ongoing ocean freight capacity and vessel sailing changes during fiscal 2011, as well as increased fuel surcharges. Airfreight volumes in terms of kilograms increased 26% for fiscal 2011, compared to fiscal 2010. These levels during fiscal 2011 were close to levels seen in the same period two years ago, before the market downturn. While airfreight volumes remained robust during most of fiscal 2011 primarily because of tight inventory levels, volume growth in airfreight forwarding revenues moderated during the second half of fiscal 2011. A modest peak season, a slower pace of inventory restocking activities, and continuing uncertain global economic conditions contributed to a declining rate of growth in the latter half of fiscal 2011. While tonnage in the fourth quarter reflected a solid holiday season, tonnage growth moderated in the fourth quarter compared to the comparable prior year period. Foreign currency fluctuations also contributed approximately $8.7 million to the increase.

Airfreight forwarding net revenues increased $51.2 million, or 18%, for fiscal 2011, compared to fiscal 2010. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields. An increase in airfreight volumes, including both kilograms per shipment and shipment counts, contributed to a combined increase of $68.9 million airfreight forwarding net revenues for fiscal 2011. This increase was partially offset by the difference between our selling rates and carrier rates incurred by us, which contributed to a decrease of $18.8 million. Foreign currency fluctuations contributed to an increase of $1.1 million.

Airfreight yields for fiscal 2011 decreased approximately 310 basis points to 20.8% compared to 23.9% for fiscal 2010. For the fourth quarter of fiscal 2011, airfreight yields of 22.0% improved slightly, both on a sequential basis compared to 21.2% for the third quarter of fiscal 2011, as well as compared to 21.0% for the fourth quarter of fiscal 2010.

Ocean Freight Forwarding.    Ocean freight forwarding revenues increased $299.3 million, or 34%, for fiscal 2011, compared to fiscal 2010. An increase in ocean freight volumes contributed to an increase of $137.9 million. An increase in our selling rates caused in part by increased carrier rates which are incurred by us, contributed to an increase of $130.5 million. Foreign currency fluctuations contributed to an increase of $30.9 million.

Ocean freight volumes, as expressed in TEUs, increased 13% during fiscal 2011, compared to fiscal 2010, contributing to an increase of $137.9 million in ocean freight forwarding revenues. Constrained carrier capacity during our fiscal 2011 allowed carriers to increase their pricing during the year. While volumes during fiscal 2011 were still ahead of fiscal 2010 on an absolute basis, volume growth during the second half of fiscal 2011 moderated when compared to the rate of growth during the first half of the year. As with airfreight, a modest peak season, a slower pace of inventory restocking activities, and uncertain global conditions contributed to a declining rate of growth in the latter half of fiscal 2011. Ocean freight TEU volumes in the fourth quarter decreased two percent compared to the fourth quarter of fiscal 2010, largely as a result of unseasonably strong volumes in the fourth quarter of fiscal 2010.

Ocean freight forwarding net revenues increased $18.1 million, or 10%, for fiscal 2011, compared to fiscal 2010. An increase in ocean freight volumes contributed to an increase of $22.4 million in ocean freight forwarding net revenues. This increase was partially offset by a decrease caused by the difference between our selling rates and carrier rates incurred by us, which contributed to a decrease of $7.7 million. Foreign currency fluctuations contributed to an increase of $3.4 million.

TEUs increased approximately 13% during the period, however this was partially offset by a 3% decrease in net revenues realized per TEU. As with airfreight, ocean freight yields contracted during fiscal 2011, compared to fiscal 2010, causing ocean freight net revenues to increase to a lesser degree than the increase in revenues. For fiscal 2011, ocean freight yields contracted approximately 330 basis points to 16.2% compared to 19.5% for fiscal 2010. This year-over-year yield compression resulted primarily from constrained carrier capacity, which in turn allowed the shipping lines to increase their pricing during fiscal 2011. For the fourth quarter of fiscal 2011, ocean freight yields of 17.5% improved on a sequential basis compared to 15.4% for the third quarter of fiscal 2011, but were slightly lower than the 17.6% experienced for the fourth quarter of fiscal 2010.

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

Staff Costs.    Staff costs in our freight forwarding segment increased $45.0 million, or 13%, for fiscal 2011, compared to fiscal 2010. Foreign currency fluctuations contributed approximately $6.3 million to the increase in staff costs during the year. As a percentage of freight forwarding segment revenues, staff costs were approximately 12% and 15% for fiscal 2011 and fiscal 2010, respectively. The increase of staff costs in our freight forwarding segment was largely driven by total shipment counts rather than volumes stated in kilograms or TEUs.

Other Operating Expenses. Other operating costs in the freight forwarding segment increased $31.6 million, or 19%, for fiscal 2011, compared to fiscal 2010. Foreign currency fluctuations also contributed approximately $5.3 million to the increase of other operating costs in fiscal 2011. As with the increase in staff costs, the increase in other operating costs in our freight forwarding segment was largely driven by total shipment counts rather than volumes stated in kilograms or TEUs.

Contract Logistics and Distribution

	Contract Logistics and Distribution Fiscal years ended January 31,
	2011	2010	Change Amount	Change Percentage
Revenues:
Contract logistics	$736,376	$650,739	$85,637	13%
Distribution	488,261	414,920	73,341	18
Other	162,898	150,770	12,128	8

Total revenues	1,387,535	1,216,429	171,106	14
Purchased transportation costs:
Contract logistics	158,436	125,245	33,191	27
Distribution	331,654	277,849	53,805	19
Other	48,212	47,992	220	—

Total purchased transportation costs	538,302	451,086	87,216	19
Staff costs	433,641	392,307	41,334	11
Depreciation	29,192	27,835	1,357	5
Amortization of intangible assets	9,681	7,276	2,405	33
Goodwill impairment	—	1,562	(1,562)	(100)
Other operating expenses	305,619	284,923	20,696	7

Operating income	$71,100	$51,440	$19,660	38%

Contract logistics.    Contract logistics revenues increased $85.6 million, or 13%, for fiscal 2011, compared to fiscal 2010. The increase is primarily due to an increase in the number of client sites and increased volumes compared to the corresponding prior year period. Foreign currency fluctuations contributed approximately $16.4 million to the increase. As of January 31, 2011, we operated 244 contract logistics and distribution facilities, including leased facilitates and those managed from client facilities. This compares to 234 contract logistics and distribution facilities as of January 31, 2010.

Contract logistics purchased transportation costs increased $33.2 million, or 27%, for fiscal 2011 when compared to fiscal 2010. In addition to transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment also includes materials sourcing costs which are pursuant to contractual, formalized repackaging programs and materials sourcing agreements. These sourcing activities increased during fiscal 2011 when compared to fiscal 2010, resulting in an increase of $33.0 million.

Distribution.    Distribution revenues increased $73.3 million, or 18%, for fiscal 2011, compared to fiscal 2010, primarily due to increased domestic freight volumes as well as related fuel surcharges, particularly in the

United States, together which accounted for $59.5 million, or 14%, of the increase in revenues. Foreign currency fluctuations contributed approximately $13.8 million, or 4%, to the increase.

Distribution purchased transportation costs increased $53.8 million, or 19%, for fiscal 2011, compared to fiscal 2010. The increase is primarily due to an increase in freight volumes and related fuel surcharges, particularly in the United States, which combined, contributed to an increase of $48.9 million. Foreign currency fluctuations contributed approximately $4.9 million to the increase.

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

Other Operating Expenses.    Other operating costs in the contract logistics and distribution segment increased $20.7 million, or 7%, for fiscal 2011, compared to fiscal 2010. The increase in other operating costs in the contract logistics and distribution segment was largely due to foreign currency fluctuations, which contributed approximately $12.8 million to the increase. Excluding operating cost increases due to currency fluctuations, other operating costs in our contract logistics and distribution segment increased $7.9 million, due to increased volumes over the comparative prior year period.

Corporate

Staff costs at corporate were $25.3 million for fiscal 2011, compared to $14.8 million for fiscal 2010. The increase in staff costs at corporate was primarily due to our organization realignment, as resources were transferred from local and regional roles to corporate led functions. Other operating expenses at corporate were $21.4 million for fiscal 2011, compared to $18.1 million for fiscal 2010. During fiscal 2010, the company recognized a gain on the sale of property in South Africa of $6.3 million. This gain is included as a reduction of other operating expenses in corporate in fiscal 2010. Excluding this gain, other operating expenses in corporate for fiscal 2010, would have been $24.4 million.

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

Provision for income taxes.    Our effective income tax rate for fiscal 2011 was 31% compared to 35% in fiscal 2010. Our provision for income taxes in fiscal 2011 was $33.2 million based on pretax income of $107.9 million compared to our provision for income taxes in fiscal 2010 of $24.4 million based on pretax income of $69.9 million. The factors increasing our provision for income taxes year over year were: (i) increased profitability in fiscal 2011 relative to fiscal 2010 across various jurisdictions, which increased our provision by approximately $8.5 million, (ii) higher valuation allowances recorded in certain jurisdictions which increased our provision year over year by approximately $0.9 million, (iii) the fiscal 2010 provision was reduced by approximately $2.1 million as a result of a benefit from the sale of property, plant and equipment, and (iv) certain minimum taxes and nondeductible expenses increased our 2011 provision by approximately $0.7 million compared to our fiscal 2010 provision. The above factors resulted in an aggregate increase in our fiscal 2011 provision of $12.2 million over our fiscal 2010 provision.

This was offset by a reduction of $3.4 million in our fiscal 2011 provision compared to our fiscal 2010 provision due to: (i) changes in tax rates in certain jurisdictions which resulted in our fiscal 2011 provision being approximately $1.0 million lower than fiscal 2010, and (ii) net releases of uncertain tax positions in fiscal 2011 versus an increase in uncertain tax positions in fiscal 2010, which resulted in our fiscal 2011 provision reducing by approximately $2.4 million compared to our fiscal 2010 provision.

Changes in our effective tax rates are impacted by the mix of taxable income across geographic regions, however, the actual effective tax rate will depend on a variety of factors, including but not limited to, the geographic mix of our business as well as the overall level of pre-tax income compared to minimum taxes which are payable in certain of our jurisdictions.

Net income attributable to non-controlling interests.    Net income attributable to non-controlling interests was $4.7 million for fiscal 2011, compared to $4.4 million for fiscal 2010.

Revenues Attributed to Geographic Regions.    The following table shows the revenue attributable to our geographic regions: EMENA (which is comprised of Europe, the Middle East and North Africa), the Americas, Asia Pacific and Africa.

	Fiscal years ended January 31,
	2012			2011			2010
	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total
EMENA	$1,041,126	$222,558	$1,263,684	$941,176	$257,949	$1,199,125	$827,823	$248,601	$1,076,424
Americas	753,999	844,244	1,598,243	648,451	726,176	1,374,627	480,890	642,840	1,123,730
Asia Pacific	1,083,718	61,509	1,145,227	1,158,101	44,427	1,202,528	758,408	34,985	793,393
Africa	505,492	401,575	907,067	414,510	358,983	773,493	283,972	290,003	573,975

Total	$3,384,335	$1,529,886	$4,914,221	$3,162,238	$1,387,535	$4,549,773	$2,351,093	$1,216,429	$3,567,522

	Fiscal years ended January 31,
	2012			2011			2010
	Freight Forwarding Net Revenue	Contract Logistics and Distribution Net Revenue	Total	Freight Forwarding Net Revenue	Contract Logistics and Distribution Net Revenue	Total	Freight Forwarding Net Revenue	Contract Logistics and Distribution Net Revenue	Total
EMENA	$268,205	$152,107	$420,312	$242,717	$150,620	$393,337	$229,561	$159,588	$389,149
Americas	191,405	395,428	586,833	177,113	379,614	556,727	142,697	357,606	500,303
Asia Pacific	212,943	39,446	252,389	188,467	29,701	218,168	145,795	24,218	170,013
Africa	112,093	332,240	444,333	97,941	289,298	387,239	77,605	223,931	301,536

Total	$784,646	$919,221	$1,703,867	$706,238	$849,233	$1,555,471	$595,658	$765,343	$1,361,001

Revenues and Purchased Transportation Costs by Service Line.    The following table shows revenues and purchased transportation costs attributable to the company’s principal services.

	Fiscal years ended January 31,
	2012	2011	2010
Revenues:
Airfreight forwarding	$1,725,537	$1,608,312	$1,187,880
Ocean freight forwarding	1,230,032	1,190,529	891,276
Customs brokerage	124,777	108,804	92,456
Contract logistics	824,962	736,376	650,739
Distribution	548,733	488,261	414,920
Other	460,180	417,491	330,251

Total	$4,914,221	$4,549,773	$3,567,522

Purchased transportation costs:
Airfreight forwarding	$1,353,633	$1,273,408	$904,179
Ocean freight forwarding	1,020,138	998,234	717,093
Customs brokerage	5,159	6,102	5,712
Contract logistics	199,765	158,436	125,245
Distribution	372,930	331,654	277,849
Other	258,727	226,468	176,443

Total	$3,210,352	$2,994,302	$2,206,521

Income Statement as a percentage of total revenues.    The following table shows the relative portion of our revenues and purchased transportation costs by service line, as well as our operating and other income and expenses for the periods presented, expressed as a percentage of total revenues.

	Fiscal years ended January 31,
	2012	2011	2010
Revenues:
Airfreight forwarding	35%	35%	33%
Ocean freight forwarding	25	26	25
Customs brokerage	3	3	3
Contract logistics	17	16	18
Distribution	11	11	12
Other	9	9	9

Total revenues	100	100	100
Purchased transportation costs:
Airfreight forwarding	28%	28%	25%
Ocean freight forwarding	21	22	20
Customs brokerage	*	*	*
Contract logistics	4	3	4
Distribution	8	7	8
Other	5	6	5

	Fiscal years ended January 31,
	2012	2011	2010
Total purchased transportation costs	66	66	62
Staff costs	19	19	21
Depreciation	1	1	1
Amortization of intangible assets	*	*	*
Restructuring charges	*	*	*
Goodwill impairment	*	*	*
Intangible assets impairment	*	*	*
Other operating expenses	11	11	13

Total operating expenses	97	97	97
Operating income, net	3	3	3
Interest income	*	*	*
Interest expense	(1)	(1)	(1)
Other income, net	*	*	*
Pretax income	2	2	2

Provision for income taxes	1	1	1
Income from continuing operations, net of tax	1	1	1
Discontinued operations, net of tax	*	*	*

Net income	1	1	1
Net income attributable to non-controlling interests	*	*	*

Net income attributable to UTi Worldwide Inc.	1%	1%	1%

*	Less than one percent.

Liquidity and Capital Resources

As of January 31, 2012, our cash and cash equivalents totaled $321.8 million, representing a decrease of $5.0 million from January 31, 2011, the reasons for which are discussed below. There was an overall increase from net cash used by our operating, investing and financing activities, of $7.4 million, which increase was offset by a decrease of $12.4 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2011.

Cash Provided by Operating Activities.    On a comparative basis, during fiscal 2012, net cash provided by operating activities was $117.9 million, compared to net income of $79.0 million. Fiscal 2012 was characterized generally by more consistent volumes and carrier rates when compared to fiscal 2011, which caused cash provided by operating activities to exceed net income for the period. By comparison, during fiscal 2011, net cash provided by operating activities was $72.9 million, compared to net income of $74.6 million. Fiscal 2011 was characterized by a substantial increase in volumes and carrier rates during the year which necessitated significant working capital to fund duties and carrier costs on behalf of clients.

During fiscal 2012, we generated approximately $117.9 million in net cash from operating activities. This resulted from net income of $79.0 million plus depreciation and amortization of intangible assets totaling $63.8 million, provision for doubtful accounts of $6.9 million, an increase in trade payables and other current liabilities of $56.9 million, goodwill and intangible assets impairment of $5.2 million and an increase in other items totaling $22.3 million, offset by an increase in deferred income taxes of $15.3 million and trade receivables and other current assets of $100.9 million.

The company’s primary source of liquidity is the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment and availability under our various credit facilities. The company typically experiences increased activity associated with its peak season, generally during the second and third fiscal quarters, requiring significant client disbursements. During the second quarter and the first half of the third quarter, this seasonal growth in client receivables tends to consume available cash. Historically the second half of the third quarter and the fourth quarter tend to generate significant cash as cash collections usually exceed client cash disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash.

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

During fiscal 2012, advances for customs duties and taxes were approximately $4,234.4 million, a decrease of $152.3 million when compared to approximately $4,386.7 million for the corresponding prior year period. Variances of customs duties and taxes are primarily attributable to variances of the number of clearances and the value of goods imported over the comparable periods. The decrease in these advances and subsequent collection activity related to customs duties and taxes had a relatively favorable impact on our net cash generated from operating activities in fiscal 2012, compared to fiscal 2011, when such cash flows are compared to net income.

Cash Used in Investing Activities.    Cash used for investing activities for the fiscal years ended January 31, 2012 and 2011 was $85.7 million and $62.2 million, respectively. The increase was partially attributable to increased development activities with respect to certain business transformation initiatives, including the development of our next generation freight forwarding system, and investment in Oracle financials and other software related activities. In fiscal 2012, we used $39.0 million of cash relating to these business transformation initiatives, as compared to $19.6 million for fiscal 2011. Cash used for other capital expenditures during fiscal 2012 was approximately $45.7 million, consisting primarily of computer hardware and furniture, fixtures and equipment. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. Inclusive of technology upgrades and business transformation initiatives, we currently expect to incur an aggregate of approximately $70.0 million to $80.0 million for capital expenditures for fiscal 2013. In addition to this amount, we will complete our new pharmaceutical distribution facility in South Africa. Included in our property, plant and equipment is $37.4 million relating to this facility as of January 31, 2012 with a corresponding current liability. We expect to incur a further $29.0 million in fiscal 2013 to complete the project and we plan to fund the total facility of $66.4 million through a combination of borrowings, leases, and existing cash in the second half of fiscal 2013.

The company has two contingent consideration agreements associated with prior acquisitions, neither of which have material payments associated with them, and in each case we do not anticipate being required to make such payments.

Cash Used in Financing Activities.    Our financing activities during fiscal 2012 used $24.9 million of cash, due to net repayments of bank lines of credit and long term borrowings, totaling $288.1 million, net borrowings of $6.4 million from short term borrowings, repayments of capital lease obligations totaling $18.8 million, a decrease in short-term credit facilities of $26.4 million, acquisition of non-controlling interest of $13.2 million, dividends paid of $6.2 million and other net usages of cash of $6.1 million offset by proceeds from bank lines of credit of $183.5 million, proceeds from issuance of long-term debt of $154.7 million and net proceeds from the issuance of ordinary shares of $2.1 million.

Pharma Property Development Agreements.    During the fiscal year ended January 31, 2012, we entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. In addition to a property development agreement, we signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. We also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. Based on these agreements, the Company is recording the costs incurred by the developer as property, plant and equipment and a corresponding long term payable to the developer. As of January 31, 2012, included in both property, plant and equipment, and long-term borrowings, is $37.4 million under this arrangement. Excluding warehouse related equipment, we currently estimate that our capital commitments under this arrangement will be approximately $37.0 million. Our capital commitments for warehouse-related equipment under this arrangement are expected to be approximately $29.0 million. The property development activities will be conducted into our 2013 fiscal year. We have received an agreement in principle for long-term replacement financing upon both the completion of the development of the project and our expected purchase of the property, at which time we intend to replace the borrowings on such terms.

Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive losses and income resulting from foreign currency translation adjustments, net of tax and other adjustments, were unrealized losses of $20.9 million, unrealized gains of $12.7 million, and unrealized gains of $64.2 million for the fiscal years ended January 31, 2012, 2011, and 2010 respectively.

Credit Facilities and Senior Notes

On June 24, 2011, we issued $150.0 million (principal amount) of senior unsecured guaranteed notes (the “2011 Notes”) pursuant to a note purchase agreement (the “2011 Note Purchase Agreement”) entered into among UTi, certain of its subsidiaries as guarantors (the “Subsidiary Guarantors”) and the purchasers named therein. The 2011 Note Purchase Agreement refinanced and replaced the senior unsecured guaranteed notes that we issued in July 2006 (the “2006 Notes”) and approximately $33.3 million of the net proceeds from the issuance of the 2011 Notes was used to repay the remaining outstanding principal amount of the 2006 Notes, which, prior to their repayment had a July 13, 2011 maturity date. In addition, on June 24, 2011, the company and the Subsidiary Guarantors also entered into (i) an amended and restated letter of credit and cash draw agreement (the “2011 Nedbank Facility”) with Nedbank, (ii) an amended and restated letter of credit agreement (the “2011 RBS Facility”) with RBS and (iii) a credit agreement (the “2011 Bank of the West Facility”) with Bank of the West.

In September 2011, our subsidiary in Germany entered into a revolving credit facility which is guaranteed by us and three of our subsidiaries. This facility provides for availability of up to 17.0 million euros (approximately $22.4 million at January 31, 2012), of which 16.3 million euros may be used for cash borrowings and 0.7 million euros may be used for guarantees.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of January 31, 2012 (in thousands):

	2011 RBS Facility	2011 Nedbank Facility	2011 Bank of the West Facility	2009 Nedbank South African Facilities(1)	Other Facilities(2)	Total
Credit facility limit	$50,000	$75,000	$50,000	$83,078	$157,248	$415,326

Facility usage for cash withdrawals(3)	$—	$5,670	$9,041	$923	$60,606	$76,240
Letters of credit and guarantees outstanding	41,243	6,062	—	28,993	87,498	163,796

Total facility/usage	$41,243	$11,732	$9,041	$29,916	$148,104	$240,036

Available, unused capacity	$8,757	$63,268	$40,959	$53,162	$9,144	$175,290
Available for cash withdrawals	$—	$35,000	$40,959	$50,202	$9,144	$135,305

(1)	The amounts in the table above reflect our 650,000 South African rand (ZAR) revolving credit facility, which is comprised of a 400,000 ZAR working capital facility and a 250,000 ZAR letter of credit, guarantee and forward exchange contract facility. Excluded from the table are amounts outstanding under the 150,000 ZAR revolving asset-based finance facility, which is a part of this facilities agreement, and which are included under capital lease obligations on our balance sheet.

(2)	Includes cash pooling arrangements utilized by a number of the company’s subsidiaries.

(3)	Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 Nedbank Facility, $5,670 of letters of credit issued under such facilities supports outstanding cash borrowings by our subsidiaries.

2011 RBS Amended and Restated Letter of Credit Agreement.    The 2011 RBS Facility provides for an aggregate availability of up to $50.0 million in letters of credit. As of January 31, 2012, the aggregate amount of letters of credit and guarantees outstanding under this facility was approximately $41.2 million. Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit. The 2011 RBS Facility matures on June 24, 2013. Our obligations under the 2011 RBS Facility are guaranteed by the Subsidiary Guarantors.

2011 Nedbank Amended and Restated Letter of Credit and Cash Draw Agreement.    The 2011 Nedbank Facility provides for a $40.0 million committed standby letter of credit facility and a $35.0 million cash draw facility. As of January 31, 2012, the aggregate amounts of letters of credit and guarantees outstanding under this facility were approximately $11.7 million. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate. The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 2014 for cash draw items. Our obligations under the 2011 Nedbank Facility are guaranteed by the Subsidiary Guarantors.

2011 Bank of the West Credit Agreement.    The 2011 Bank of the West Facility provides for up to $50.0 million availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30.0 million. In entering into the 2011 Bank of the West Facility, we repaid all remaining indebtedness due under our previous US credit facility with Bank of the West. Borrowings under the 2011 Bank of the West Facility aggregated $9.0 million at January 31, 2012. This facility bears interest at our choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate or (iii) 1% above the one-month LIBOR rate. The 2011 Bank of the West Facility matures on June 24, 2014 and the our obligations under the 2011 Bank of the West Facility are guaranteed by the Subsidiary Guarantors.

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

2009 South African Facilities Agreement.    On July 9, 2009, certain of our subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with

Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650.0 million South African rand (ZAR) revolving credit facility, which is comprised of a 400.0 million ZAR working capital facility and a 250.0 million ZAR letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides our South African operations with a 150.0 million ZAR revolving asset-based finance facility, which includes a capital lease line. The obligations of our subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of our operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.

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

The 650.0 million ZAR revolving credit facility under the South African Facilities Agreement matures in July 2012 and the 150.0 million ZAR revolving asset-based finance facility under the South African Facilities Agreement matures in July 2014. We are seeking an amendment to the South African Facilities Agreement to, among other things, extend the July 2012 maturity date of the ZAR revolving credit facility. As of the date of this filing, we are in advanced discussions with Nedbank Limited in this regard and we anticipate that the proposed amendment will be completed prior to the maturity date.

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of January 31, 2012 the value of these contingent liabilities was $37.1 million.

Cash Pooling Arrangements.    A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $12.1 million were included in bank lines of credit on our balance sheet at January 31, 2012.

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

Short-term Borrowings.    We also have a number of short-term borrowings issued by various parties not covered under the facilities listed above. The total of such borrowings at January 31, 2012 and January 31, 2011 was $1.0 million and $7.2 million respectively.

The maximum and average borrowings against bank lines of credit during fiscal 2012 were $342.0 million and $223.5 million, respectively. The maximum and average borrowings against bank lines of credit during fiscal 2011 were $290.8 million and $212.6 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements, due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Long-term Borrowings.    The following table presents information about the aggregate amount of our indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of January 31, 2012 (in thousands):

	2009 Note Purchase Agreement	2011 Note Purchase Agreement	Other borrowings	Total
Current portion of long-term borrowings	$18,334	$—	$3,441	$21,775
Long-term borrowings, excluding current portion	36,666	150,000	44,538	231,204

Total	$55,000	$150,000	$47,979	$252,979

2009 Note Purchase Agreement.    On July 9, 2009, we issued $55.0 million of senior unsecured guaranteed notes (the “2009 Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of our subsidiaries as guarantors and the purchasers named therein. The 2009 Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. We are required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Notes mature on August 9, 2014. Our obligations under the 2009 Notes and the 2009 Note Purchase Agreement are guaranteed by us and selected Subsidiary Guarantors. As of January 31, 2012, the principal amount outstanding under the 2009 Notes was $55.0 million, of which $36.6 million is included in long-term borrowings, excluding current portion, in the consolidated balance sheets as of January 31, 2012.

2011 Note Purchase Agreement.    On June 24, 2011, we issued $150.0 million (principal amount) of the 2011 Notes pursuant to the 2011 Note Purchase Agreement (the 2011 Notes together with the 2009 Notes are referred to herein as the “Senior Notes” and the 2011 Note Purchase Agreement together with the 2009 Note Purchase Agreement are referred to as the “Note Purchase Agreements”). The 2011 Notes bear interest at a rate of 3.67% per annum, payable semi-annually, on the 24th day of February and August of each year up to and including August 24, 2018. Pursuant to the 2011 Notes, principal payments of $9.0 million each are due on February 24th and August 24th of 2014, principal payments of $19.0 million each are due on February 24th and August 24th of 2015, 2016 and 2017, and principal payments of $9.0 million each are due on February 24th and August 24th of 2018. The 2011 Notes have a maturity date of August 24, 2018. The required principal payments shall be reduced proportionally by certain prepayments made by us. We may at any time prepay all or a part of the principal amount of the 2011 Notes subject to a make-whole payment and other terms. Our obligations under the 2011 Notes and the 2011 Note Purchase Agreement are guaranteed by the Subsidiary Guarantors. As of January 31, 2012, the principal amount outstanding under the 2011 Notes was $150.0 million and is included in long-term borrowings in the consolidated balance sheets.

The 2011 Credit Facilities, the South African Facilities Agreement, and the Note Purchase Agreements require us to comply with financial and other affirmative and negative covenants and certain change of control provisions. Some of the covenants include maintaining a minimum debt service ratio, specified net worth, a specified leverage ratio and minimum interest charge coverage requirements, among others. These agreements and facilities also contain limitations on the payment of dividends and distributions. Should we fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes and the various credit facilities could become immediately due and payable and the various credit agreements and facilities could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. We were in compliance with all the covenants set forth in the Note Purchase Agreements, 2011 Credit Facilities, and the South African Facilities Agreement as of January 31, 2012.

Furthermore, certain of the credit facilities, including the Note Purchase Agreements, contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the Note Purchase Agreements the right to declare a default if we default under other indebtedness in certain circumstances.

Pharma Property Development Agreements.    In connection with the Pharma Property Development Agreements, as of January 31, 2012, we have included $37.4 million in long-term borrowings as a result of this arrangement; $8.6 million of such borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate. The remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. We have received an agreement in principle for long-term replacement financing upon both the completion of the development of the project and our expected purchase of the property, at which time we intend to replace the borrowings on such terms.

Contractual Obligations.    At January 31, 2012, we had the following contractual obligations (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Current borrowings(1)	$101,244	$101,244	$—	$—	$—
Long-term borrowings (2)	240,672	—	142,115	98,557	—
Capital lease obligations(2)	33,576	16,952	14,604	2,020	—
Pension funding obligations(3)	16,828	838	2,400	4,063	9,527
Operating lease obligations	376,353	117,179	145,576	79,158	34,440
Unconditional purchase obligations and other(4)	88,885	88,885	—	—	—

Total	$857,558	$325,098	$304,695	$183,798	$43,967

(1)	Includes bank lines of credit, short-term borrowings, the current portion of long-term borrowings and estimated interest expense based on the variable interest rates on these obligations.

(2)	Includes long-term borrowings excluding the current portion. Also includes interest expense due to the fixed nature of interest rates on these obligations.

(3)	Pension funding obligation amounts include estimated defined benefit pension funding obligations through the year ending 2020.

(4)	The company typically enters into various types of short-term contracts to reserve transportation capacity on a guaranteed basis. These contracts include minimum quantity commitments with ocean carriers, and “blocked space agreements” with air carriers. Additionally, the company occasionally charters aircraft capacity with air carriers. The pricing of these contracts is dependent upon current market conditions. The company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2012 was $14.7 million. The remaining amount listed in this row represents commitments to purchase capital equipment.

The company has two contingent consideration agreements associated with prior acquisitions, neither of which have material payments associated with them, and in each case we do not anticipate being required to make such payments.

The above table does not include amounts potentially payable to taxing authorities for uncertain tax positions taken on tax returns as we are unable to estimate the timing of such payments within individual years. As of January 31, 2012, the company has accrued $9.4 million related to uncertain tax positions with interest. Refer to Note 4, “Uncertain Tax Positions” in the consolidated financial statements.

We believe that with our current cash position (including cash equivalents and short term investments) and operating cash flows, supplemented as necessary with borrowings available under our existing credit facilities, we have sufficient resources to meet our working capital and liquidity requirements for the next 12 months as our operations are currently conducted.

The nature of our operations necessitates dealing in many foreign currencies and our results are subject to fluctuations due to changes in exchange rates. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Pharma Property Development Agreement.    We currently estimate that our capital commitments which we expect to make in connection with the Pharma Development Agreements described above will be approximately $37.0 million, excluding warehouse-related equipment, and that our capital commitments for warehouse-related equipment under this arrangement will be approximately $29.0 million. Among other commitments, under the agreements the company will be obligated to reimburse the developer for certain costs incurred should the company terminate the project under specific conditions.

Call and Put Options.    As discussed in Note 2, Acquisitions, effective October 31, 2011, the company acquired the remaining outstanding shares of UTi Logistics Israel, Ltd. (UTi Israel), of which the company already held a controlling financial interest. Prior to this acquisition, the company held options providing the company with the right to call the minority partner’s shares of UTi Israel under certain circumstances, and the minority partner held options providing the minority partner with the right to call the company’s shares of UTi Israel in the event the company did not exercise its right, under certain circumstances, to call the minority partner’s shares. The company previously recorded assets and liabilities which represented the difference between the estimated strike price and the estimated fair value of the attributable subsidiary equity, if the call options became exercisable. These options were cancelled in connection with the company’s acquisition of the remaining outstanding shares of UTi Israel, thereby reducing the company’s assets and liabilities related to these options to zero. As of January 31, 2011, the amounts included in other non-current assets and other non-current liabilities with respect to these options were $0.4 million and $0.6 million, respectively.

In connection with the company’s operations in Indonesia, options were granted providing the company with the right to call a minority partner’s shares of a subsidiary under certain circumstances. The company records assets and liabilities which represent the difference between the estimated strike price and estimated fair value of the attributable subsidiary equity. The amount included in other non-current assets was $2.6 million at January 31, 2012. This amount was not material to the consolidated financial statements at January 31, 2011.

In connection with the formation of a partnership in South Africa that holds the shares of a subsidiary that distributes pharmaceutical supplies and equipment, the company granted a put option to the minority partner providing the minority partner with a right to put their 25.1% share of the partnership to the company. On August 11, 2010, the company received notification that the minority partner elected to exercise its right to require the company to purchase such minority partner’s interest at a calculated redemption value of $8.3 million. The company estimates that the redemption value, which was paid on August 26, 2010, was substantially less than the fair value of the minority partner’s interest in the partnership. The carrying value of the related non-controlling interest was $14.0 million. The company recorded the difference between the carrying value of the related non-controlling interest and the redemption value paid as a component of shareholders’ equity.

Off-Balance Sheet Arrangements

Other than our operating lease agreements, we have no material off-balance sheet arrangements.

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

Our significant accounting policies are included in Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this report; however, we believe that certain accounting policies are more critical to our financial statement preparation process than others. Certain of these policies require management to make accounting estimates or assumptions where the nature of the estimates or assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters and the susceptibility of such matters to change. Additionally, the impact of these estimates and assumptions on financial condition or operating performance could material. These include our policies on revenue recognition, income taxes, allowance for doubtful accounts, business combinations, goodwill and other intangible assets, impairment of long-lived assets, and contingencies.

Revenue Recognition.    We recognize revenue in accordance with the ASC Topic 605, Revenue Recognition, (ASC 605). In accordance with ASC 605, Revenue Recognition, certain billings such as sales taxes, value-added and other taxes, customs, duties, and freight insurance premiums whereby we act as an agent, have not been included in revenue. Significant components of estimation related to revenue recognition include valuation of accounts receivable and the accrual of certain costs, related primarily to ancillary services, which are estimated and accrued at the time the services are provided, and adjusted upon receipt of the suppliers’ final invoices.

Freight Forwarding.    As a freight forwarder, we conduct business as an indirect carrier for our clients or occasionally as an authorized agent for airlines and ocean carriers. We typically act as an indirect carrier with respect to shipments of freight. When acting as an indirect carrier, we typically perform both the export and import portions of the shipment. In those instances, and in instances where we are performing only the export portion of the shipment, we consolidate the shipments and contracts directly with the airlines or ocean carriers. In these instances we act as the principle with respect to the shipment and therefore recognize revenue on a gross basis, as a principle in the transaction, in accordance with ASC 605, Revenue Recognition, and accordingly, revenue and purchased transportation costs for these shipments are recognized at the time the freight departs the terminal of origin which is when the client is billed. In situations where we perform only the import portion of the shipment, typically the client has arranged for transportation services with another party and typically we act as an agent, rather than a principle in the transaction. Accordingly, only the commissions for such services are included in revenue.

When the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments, we typically forward the freight as an agent for the carrier. In these circumstances, commissions earned from our services are recognized at the time the freight departs the terminal of origin which is when the client is billed.

These methods generally result in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. Our methods of revenue and cost recognition do not result in a material difference from amounts that would be reported under such other methods.

Customs brokerage revenue and other freight forwarding revenues are recognized when the client is billed, which for customs brokerage is when the necessary documentation for customs clearance has been completed and, for other revenues, is when the service has been provided to third parties in the ordinary course of business. Purchased transportation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided, and adjusted upon receipt of the carrier’s final invoices.

Contract Logistics and Distribution.    Our contract logistics services primarily relate to value-added warehousing and the subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, warehousing services, order management, and customized distribution and inventory management services. Our outsourced services include inspection services, quality centers and manufacturing support. Our inventory management services include materials sourcing services pursuant to contractual, formalized repackaging programs and materials sourcing agreements.

We also provide a range of distribution, consultation, outsourced management services, planning and optimization services, and other supply chain management services. Other services within our contract logistics and distribution segment consist primarily of supply chain management services. We receive fees for the other supply chain management services that we perform. Contract logistics and distribution revenues are recognized when the service has been completed in the ordinary course of business.

Income Taxes.    Our overall effective income tax rate is determined by the geographic composition of our worldwide taxable income, with some of our operations in countries with low effective income tax rates. Consequently our provision for tax expense on an interim basis is based on an estimate of our overall effective tax rate for the related annual period.

Deferred income taxes are accounted for using the liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable income. Deferred income tax assets and liabilities are recognized for all taxable temporary differences. Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred income taxes are charged or credited to the consolidated statements of income.

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

During fiscal 2012, the company established tax benefits of $6.2 million related to the amalgamation of entities in certain jurisdictions and $2.7 million related to the anticipated refund for prior year taxes. The company also recorded as a discrete event during fiscal 2012 additional tax expense of $8.4 million, related to valuation allowances for previously recognized deferred tax assets in various jurisdictions.

Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts based on a variety of factors and estimates. These factors include historical client trends, current receivables aging, general and specific economic conditions and local market conditions. We review the allowance for doubtful accounts on a monthly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. We do not have any off-balance-sheet credit exposure related to our clients. We believe our estimate for doubtful accounts is based on reasonable assumptions and estimates, although they are inherently uncertain and actual results may differ materially from these estimates.

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

The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC), contract renewal assumptions, and terminal value assumptions. The WACC takes into account the relative weight of each component of the company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles specific to the company. The terminal value assumptions are applied to the final year of the discounted cash flow model. Due to the number of variables inherent in the estimation of fair value and the relative size of the company’s recorded goodwill, differences in assumptions may have a material effect on the results of the impairment analysis.

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2011, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. The fair values of the assets within each of the company’s reporting units exceeded the carrying values by greater than five percent. However, if the projected operational results are not achieved, there is the potential for impairment of the goodwill value in fiscal 2013 or in future years. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions. For our Americas Distribution reporting unit, the fair value of the reporting unit assets exceeded the carrying values by approximately six percent, making it particularly sensitive to revenue growth and operating cost assumptions. As of January 31, 2012, the goodwill carrying values for the Americas Distribution reporting unit was $89.4 million.

During the fourth quarter ended January 31, 2012, the company performed an evaluation of the recoverability of its long-lived assets and recorded a non-cash impairment charge of $5.2 million for a client relationship, in the company’s Contract Logistics and Distribution segment. This charge was before a related deferred tax benefit of $1.8 million. The intangible asset impairment relates to substantially all of the unamortized valuation of a client relationship from an acquisition in fiscal 2004. The intangible asset became impaired because the company recently learned of the non-renewal of a client contract beginning in July 2012 where the company was not prepared to lower its returns to retain the business. The carrying amount of the asset was reduced to fair value, as determined using a discounted cash flow analysis.

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

Contingencies.    We are subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. Estimating liabilities and costs associated with these matters requires judgment and assessment based upon professional knowledge and experience of management and its legal counsel. Where the company is self-insured in relation to freight related exposures or employee benefits, adequate liabilities are estimated and recorded for the portion for which we are self-insured. When estimates of our exposure from claims or pending or threatened litigation matters meet the recognition criteria of ASC 450, Contingencies, amounts are recorded as charges to earnings. Where the company has transferred risk through an insurance policy yet retains the primary obligation with respect to such claims, the company records a liability for full amount of unpaid claims, and records an asset for the full amount of insurance recovery. The company expenses litigation costs as incurred. The ultimate resolution of any exposure to us may change as further facts and circumstances become known. For further information regarding legal proceedings, see Note 17, “Contingencies.”

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies and Other” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data for a discussion of recent accounting pronouncements.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity.    Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2012, the notional value of all of our open forward foreign exchange contracts was $75.8 million related to transactions denominated in various currencies, but predominantly in U.S. dollars, Euros and British pounds sterling. These contracts are generally entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.

The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in U.S. dollar equivalents at January 31, 2012 and 2011. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

Non-functional currency exposure in U.S. dollar equivalents was as follows (in thousands):

	Assets	Liabilities	Net exposure long/(short)	Foreign exchange gain/(loss) if functional currency
				Appreciates by 10%	Depreciates by 10%
At January 31, 2012:
U.S. dollars	$133,494	$76,997	$56,497	$5,650	$(5,650)
Euros	16,631	23,812	(7,181)	(718)	718
British pounds sterling	2,645	3,222	(577)	(58)	58
Hong Kong dollars	455	1,083	(628)	(63)	63
Other	19,731	16,066	3,665	367	(367)

Total	$172,955	$121,180	$51,776	$5,178	$(5,178)

At January 31, 2011:
U.S. dollars	$101,367	$76,799	$24,568	$2,457	$(2,457)
Euros	17,294	29,740	(12,446)	(1,245)	1,245
British pounds sterling	2,321	2,790	(469)	(47)	47
Hong Kong dollars	904	1,498	(594)	(59)	59
Other	14,577	11,351	3,228	323	(323)

Total	$136,463	$122,178	$14,287	$1,429	$(1,429)

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

Many of our operations operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in shareholders’ equity. Such translation resulted in unrealized losses of $20.9 million and unrealized gains of $12.7 million in fiscal 2012 and 2011, respectively. The company has historically not attempted to hedge this equity risk. We cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

Interest Rate Risk.    As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We have short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of bank lines of credit used to finance working capital requirements. Generally, our short-term debt is at variable interest rates, while our long-term debt is at fixed interest rates. As discussed further at Note 10, “Borrowings” on July 9, 2009, the company issued $55.0 million of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of January 31, 2012 and 2011, the fair value of these notes was $59.0 million and $60.7 million, respectively, compared to a book value of $150.0 million and $55.0 million at January 31, 2012 and January 31, 2011, respectively. In addition, as discussed further in Note 10, “Borrowings” on June 24, 2011, we issued $150.0 million of senior unsecured guaranteed notes bearing an interest rate of 3.67%. As of January 31, 2012, the fair value of these notes was $153.1 million, compared to a book value of $150.0 million for this period. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and was not considered material at either year-end. We believe a 1% change in interest rates would not have a material impact on our future investment earnings due to the short-term nature of our investments.

We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading or speculative purposes.

ITEM 8.    Financial Statements and Supplementary Data

Consolidated Statements and Other Financial Information

Our consolidated financial statements, along with the report of our independent registered public accounting firm thereon, are attached to this report beginning on page F-4 and are incorporated herein by reference.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of January 31, 2012. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of January 31, 2012.

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

Not applicable.

PART III

ITEM 10.    Directors and Executive Officers and Corporate Governance

The information required by this Item with respect to directors, the Audit Committee and Section 16(a) compliance is incorporated by reference under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which we refer to as the 2012 Proxy Statement, which will be filed within 120 days of January 31, 2012 pursuant to Regulation 14A.

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

ITEM 11.    Executive Compensation

The information required by this Item is incorporated by reference under the captions “Information about the Board of Directors and Committees of the Board — Compensation of Directors” and “Compensation of Executive Officers” from our 2012 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with regard to the security ownership of certain beneficial owners and management is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of January 31, 2012 regarding the number of our ordinary shares that may be issued pursuant to our equity compensation plans:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category
Equity compensation plans approved by security holders	4,585,508	(1)(2)	$17.94	4,695,810	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	4,585,508		$17.94	4,695,810

(1)

Of these shares, 31,318 are restricted share units granted pursuant to the 2004 Non-Employee Directors Share Incentive Plan. In addition, 2,425,472 are restricted share units granted under our 2009 and 2004 Long-Term Incentive Plans. These awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the passage of time. Under these awards, a portion of the award may vest annually over time or, alternatively, the award will vest in full at the end of the required retention period. Restricted share units granted under the 2004 Non-Employee Directors Share Incentive Plan generally vest and become non-forfeitable on the date immediately preceding the annual meeting of shareholders which follows the grant date of the restricted share units, provided that the director receiving such restricted share units is then serving as a director on such date. Receipt of such shares may be deferred under the terms of the plan.

(2)	Of these shares, 1,446,324 shares are subject to options pursuant to which the exercise price was above the closing market price of our ordinary shares as of January 31, 2012.

(3)	The restricted share units identified in Footnote 1 are not included in column (c).

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference under the captions “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others” from our 2012 Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference under the caption “Independent Registered Public Accountants” in our 2012 Proxy Statement.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

1.  Financial Statements and Financial Statement Schedule

Our consolidated financial statements are attached to this report and begin on page F-1.

2.  Exhibits

The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Description
3.1		Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)
3.2		Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)
10.1		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.2		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.3		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.4		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10	.6+	Letter Agreement between Mr. Gene Ochi and the company, dated as of September 6, 2011 (which supersedes and replaces Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed September 8, 2011)
10	.7+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.8+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.9+	Letter Agreement between Mr. William Gates and the company, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed April 1, 2009)
10	.10+	Master Services Agreement between Mr. William Gates and the company, dated as of February 1, 2011 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K filed March 30, 2011)
10	.11+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.12+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.13+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10	.14+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.15+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.16+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10	.17+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.18+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.19+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.20+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.21+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.22+	UTi Worldwide Inc. Supplemental Benefits Allowance Program (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 11, 2009)
10	.23+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10	.24+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10	.25+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)

10.26+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.27+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.28+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.29+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.30+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.31+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.32+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.33+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10.34+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10.35+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.36	Note Purchase Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.37	Note Purchase Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.38	Amended and Restated Letter of Credit and Cash Draw Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.39	Amended and Restated Letter of Credit Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.40	Credit Agreement dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Bank of the West (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.41	Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.42	First Amendment Agreement to Note Purchase Agreement dated July 9, 2009, dated March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
12.1	Statement regarding computation of ratio of earnings to fixed charges
21	Subsidiaries of the company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

By:	/s/ ERIC W. KIRCHNER
Eric W. Kirchner
Chief Executive Officer

Date: March 29, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTi Worldwide Inc.

Date: March 29, 2012	By:	/s/ ERIC W. KIRCHNER
Eric W. Kirchner
Chief Executive Officer, Director

Date: March 29, 2012	By:	/s/ LAWRENCE R. SAMUELS
Lawrence R. Samuels
Executive Vice President — Finance and Chief
Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 29, 2012	By:	/s/ ROGER I. MACFARLANE
Roger I. MacFarlane
Chairman of the Board of Directors, Director

Date: March 29, 2012	By:	/s/ MATTHYS J. WESSELS
Matthys J. Wessels
Director

Date: March 29, 2012	By:	/s/ BRIAN D. BELCHERS
Brian D. Belchers
Director

Date: March 29, 2012	By:	/s/ C. JOHN LANGLEY, JR.
C. John Langley, Jr.
Director

Date: March 29, 2012	By:	/s/ LEON J. LEVEL
Leon J. Level
Director

Date: March 29, 2012	By:	/s/ ALLAN M. ROSENZWEIG
Allan M. Rosenzweig
Director

Date: March 29, 2012	By:	/s/ DONALD W. SLAGER
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2012.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal controls over financial reporting as of January 31, 2012. This report is included herewith under “Report of Independent Registered Public Accounting Firm,” on page F-3.

/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer
March 29, 2012

/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President —Finance, Chief Financial Officer
March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.

Long Beach, California

We have audited the internal control over financial reporting of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the fiscal year ended January 31, 2012, of the Company and our report dated March 27, 2012 expressed an unqualified opinion on those financial statements and the financial statement schedule and includes an explanatory paragraph regarding the adoption of Accounting Standard Update No. 2011-05, Presentation of Comprehensive Income.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.

Long Beach, California

We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of income, equity, comprehensive income, and cash flows for each of the three years in the period ended January 31, 2012. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of presentation for comprehensive income due to the adoption of Accounting Standard Update No. 2011-05, Presentation of Comprehensive Income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

March 29, 2012

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF INCOME

For the fiscal years ended January 31, 2012, 2011 and 2010

	Fiscal years ended January 31,
	2012	2011	2010
	(In thousands, except share and per share amounts)
Revenues	$4,914,221	$4,549,773	$3,567,522

Purchased transportation costs	3,210,352	2,994,302	2,206,521
Staff costs	938,592	849,995	753,149
Depreciation	48,018	46,008	43,994
Amortization of intangible assets	15,761	14,718	11,126
Severance and other	15,132	—	1,231
Goodwill impairment	—	—	1,562
Intangible assets impairment	5,178	—	—
Other operating expenses	552,518	522,034	466,435

Operating income	128,670	122,716	83,504
Interest income	18,122	14,448	10,221
Interest expense	(31,908)	(30,557)	(22,942)
Other (expense)/income, net	(236)	1,245	(855)

Pretax income	114,648	107,852	69,928
Provision for income taxes	35,650	33,229	24,428

Net income	78,998	74,623	45,500
Net income attributable to non-controlling interests	6,465	4,720	4,386

Net income attributable to UTi Worldwide Inc.	$72,533	$69,903	$41,114

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders:	$0.71	$0.70	$0.41

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders:	$0.70	$0.68	$0.41

Number of weighted-average common shares outstanding used for per share calculations:
Basic shares	102,586,527	100,577,194	99,878,211
Diluted shares	103,446,381	102,222,037	101,458,179

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the fiscal years ended January 31, 2012, 2011 and 2010

	Fiscal years ended January 31,
	2012	2011	2010
	(In thousands)
Net income	$78,998	$74,623	$45,500

Other comprehensive (loss)/income:
Foreign currency translation	(21,977)	13,880	68,566
Defined benefit pension plans:
Actuarial (loss)/gain (net of tax of $67, $120 and $547)	(186)	(814)	1,547
Amortization of prior service benefit/(cost) included in net period benefit cost (net of tax of $6, $4 and $61)	15	15	(175)
Foreign currency translation	244	(127)	(257)

Other comprehensive (loss)/income	(21,904)	12,954	69,681
Comprehensive income	57,094	87,577	115,181
Comprehensive income attributable to non-controlling interests	5,428	5,886	8,703

Comprehensive income attributable to UTi Worldwide Inc.	$51,666	$81,691	$106,478

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2012 and 2011

	January 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$321,761	$326,795
Trade receivables (net of allowance for doubtful accounts of $15,712 and $13,676 as of January 31, 2012 and 2011, respectively)	947,480	879,842
Deferred income taxes	20,372	20,400
Other current assets	132,545	131,295

Total current assets	1,422,158	1,358,332
Property, plant and equipment, net	216,299	175,700
Goodwill	415,222	423,974
Other intangible assets, net	119,015	91,604
Investments	1,108	1,102
Deferred income taxes	43,272	29,526
Other non-current assets	38,575	32,467

Total assets	$2,255,649	$2,112,705

LIABILITIES & EQUITY
Bank lines of credit	$76,240	$170,732
Short-term borrowings	1,019	7,238
Current portion of long-term borrowings	21,775	34,232
Current portion of capital lease obligations	13,768	16,232
Trade payables and other accrued liabilities	859,086	822,887
Income taxes payable	12,657	8,521
Deferred income taxes	1,927	3,881

Total current liabilities	986,472	1,063,723
Long-term borrowings, excluding current portion	231,204	61,230
Capital lease obligations, excluding current portion	15,845	19,158
Deferred income taxes	31,845	30,487
Other non-current liabilities	38,775	37,943
Commitments and contingencies
UTi Worldwide Inc. shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A — authorized 50,000,000; none issued	—	—
Class B — authorized 50,000,000; none issued	—	—
Common stock — authorized 500,000,000 ordinary shares of no par value; issued and outstanding 102,833,998 and 101,972,483 shares as of January 31, 2012 and 2011, respectively	491,073	484,884
Retained earnings	503,675	437,307
Accumulated other comprehensive loss	(55,983)	(35,116)

Total UTi Worldwide Inc. shareholders’ equity	938,765	887,075
Non-controlling interests	12,743	13,089

Total equity	951,508	900,164

Total liabilities and equity	$2,255,649	$2,112,705

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the fiscal years ended January 31, 2012, 2011 and 2010

	UTi Worldwide Inc. Shareholders’ Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
	Shares	Amount
	(In thousands, except share data)
Balance at January 31, 2009	99,901,907	$450,553	$338,461	$(112,268)	$16,224	$692,970
Net income	—	—	41,114	—	4,386	45,500
Other comprehensive income	—	—	—	65,364	4,317	69,681
Shares issued	394,295	975	—	—	—	975
Stock options exercised	604,354	3,195	—	—	—	3,195
Share-based compensation costs	—	8,274	—	—	—	8,274
Excess tax benefits from share-based compensation	—	1,734	—	—	—	1,734
Dividends	—	—	(6,027)	—	—	(6,027)
Distribution to non-controlling interests and other	—	—	—	—	(2,020)	(2,020)

Balance at January 31, 2010	100,900,556	$464,731	$373,548	$(46,904)	$22,907	$814,282

Net income	—	—	69,903	—	4,720	74,623
Other comprehensive income	—	—	—	11,788	1,166	12,954
Shares issued	459,068	712	—	—	—	712
Stock options exercised	612,859	4,742	—	—	—	4,742
Share-based compensation costs	—	8,746	—	—	—	8,746
Excess tax benefits from share-based compensation	—	291	—	—	—	291
Dividends	—	—	(6,144)	—	—	(6,144)
Acquisition of non-controlling interests	—	5,662	—	—	(13,985)	(8,323)
Distribution to non-controlling interests and other	—	—	—	—	(1,719)	(1,719)

Balance at January 31, 2011	101,972,483	$484,884	$437,307	$(35,116)	$13,089	$900,164

Net income	—	—	72,533	—	6,465	78,998
Other comprehensive loss	—	—	—	(20,867)	(1,037)	(21,904)
Shares issued	551,212	235	—	—	—	235
Ordinary shares settled under share-based compensation plans	115,491	(2,035)	—	—	—	(2,035)
Stock options exercised	194,812	1,856	—	—	—	1,856
Share-based compensation costs	—	15,413	—	—	—	15,413
Excess tax benefits from share-based compensation	—	462	—	—	—	462
Dividends	—	—	(6,165)	—	—	(6,165)
Acquisition of non-controlling interests	—	(9,742)	—	—	(3,331)	(13,073)
Distribution to non-controlling interests and other	—	—	—	—	(2,443)	(2,443)

Balance at January 31, 2012	102,833,998	$491,073	$503,675	$(55,983)	$12,743	$951,508

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 31, 2012, 2011 and 2010

	Fiscal years ended January 31,
	2012	2011	2010
	(In thousands)
OPERATING ACTIVITIES:
Net income	$78,998	$74,623	$45,500
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation costs, net	15,413	8,746	8,274
Depreciation	48,018	46,008	43,994
Amortization of intangible assets	15,761	14,718	11,126
Amortization of debt issuance costs	2,194	3,088	1,537
Goodwill and intangible assets impairment	5,178	—	1,562
Deferred income taxes	(15,323)	(1,804)	6,128
Uncertain tax positions	335	(3,699)	629
Excess tax benefits from share-based compensation	(462)	(291)	(1,734)
Loss/(gain) on disposal of property, plant and equipment	141	338	(5,915)
Provision for doubtful accounts	6,863	4,361	3,507
Other	4,777	(988)	1,964
Changes in operating assets and liabilities, net of acquisitions (Increase)/decrease in trade receivables	(99,690)	(135,076)	4,034
Increase in other current assets	(1,168)	(21,664)	(9,441)
Increase in trade payables	41,518	72,185	24,589
Increase/(decrease) in accrued liabilities and other	15,375	12,340	(15,780)

Net cash provided by operating activities	117,928	72,885	119,974
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding software	(45,682)	(39,228)	(23,551)
Proceeds from disposal of property, plant and equipment	5,020	2,480	13,649
Purchases of software and other intangible assets	(39,003)	(19,645)	(5,438)
(Increase)/decrease in other non-current assets	(5,975)	(1,811)	1,383
Acquisitions and related payments	—	(3,449)	(9,248)
Other	(29)	(570)	(1,417)

Net cash used in investing activities	(85,669)	(62,223)	(24,622)
FINANCING ACTIVITIES:
Borrowings from bank lines of credit	183,496	128,920	20,937
Repayments of bank lines of credit	(251,964)	(29,988)	(36,689)
Net (repayments)/borrowings under revolving lines of credit	(26,404)	(33,817)	20,327
Net (decrease)/increase in short-term borrowings	(6,353)	(9,901)	831
Proceeds from issuance of long-term borrowings	154,744	84	56,498
Repayment of long-term borrowings	(36,133)	(68,169)	(70,465)
Debt issuance costs	(2,153)	—	(6,528)
Repayment of capital lease obligations	(18,824)	(19,202)	(22,754)
Contingent consideration paid	(26)	(3,734)	—
Acquisition of non-controlling interests	(13,196)	(8,323)	—
Distribution to non-controlling interests and other	(2,443)	(1,719)	(2,020)
Ordinary shares settled under share-based compensation plans	(2,035)	—	—
Proceeds from issuance of ordinary shares	2,091	5,456	4,170
Excess tax benefits from share-based compensation	462	291	1,734
Dividends paid	(6,165)	(6,144)	(6,027)

Net cash used in financing activities	(24,903)	(46,246)	(39,986)
Effect of foreign exchange rate changes on cash and cash equivalents	(12,390)	11,595	38,549

Net (decrease)/increase in cash and cash equivalents	(5,034)	(23,989)	93,915
Cash and cash equivalents at beginning of year	326,795	350,784	256,869

Cash and cash equivalents at end of the year	$321,761	$326,795	$350,784

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 31, 2012, 2011 and 2010

1.    Summary of Significant Accounting Policies and Other

Basis of Presentation.    UTi Worldwide Inc. (the Company, we, us, our or UTi), is an international, non-asset-based supply chain services and solutions company that provides air and ocean freight forwarding, contract logistics, customs clearance, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company’s fiscal year end is January 31. The Company serves its clients through a worldwide network of freight forwarding offices in over 142 countries, including independent agents, and over 181 contract logistics and distribution centers under management.

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

Foreign Currency Translation.    Local currencies are generally considered the functional currencies of our subsidiaries located outside of the United States of America. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses on translation are recorded as a separate component of shareholders’ equity under accumulated other comprehensive income or loss. Transactions in foreign currencies during the year are re-measured at rates of exchange ruling on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the consolidated statements of income and included in purchased transportation costs. These amounts in purchased transportation costs were gains of $2,631, $2,454 and $4,721 for the fiscal years ended January 31, 2012, 2011 and 2010, respectively. Exchange differences arising on the translation of permanently invested long-term loans to subsidiary companies are recorded as a separate component of shareholders’ equity under accumulated other comprehensive income or loss. Exchange differences arising on the translation of long-term loans to subsidiary companies that are not permanent in nature are recorded as other (expense)/income, net in the consolidated statements of income. These amounts were foreign exchange gains of $265, $1,768 and $226 for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

Revenue Recognition.    The Company recognizes revenue in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB Codification or ASC) Topic 605, Revenue Recognition, (ASC 605). In accordance with ASC 605, certain billings such as sales taxes, value-added and other taxes, customs, duties, and freight insurance premiums whereby the Company acts as an agent, have not been included in revenue.

Freight Forwarding.    As a freight forwarder, the Company conducts business as an indirect carrier for the Company’s clients or occasionally as an authorized agent for airlines and ocean carriers. The Company typically

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

acts as an indirect carrier with respect to shipments of freight. When acting as an indirect carrier, the Company typically performs both the export and import portions of the shipment. In those instances, and in instances where the Company is performing only the export portion of the shipment, the Company consolidates the shipments and contracts directly with the airlines or ocean carriers. In these instances the Company acts as the principle with respect to the shipment and therefore recognize revenue on a gross basis, as a principle in the transaction, in accordance with ASC 605, and accordingly, revenue and purchased transportation costs for these shipments are recognized at the time the freight departs the terminal of origin which is when the client is billed. In situations where the Company performs only the import portion of the shipment, typically the client has arranged for transportation services with another party and typically the Company acts as an agent, rather than a principle in the transaction. The Company recognizes revenue for these shipments when the import services are completed. Accordingly, only the commissions for such services are included in revenue.

When the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments, the Company typically forwards the freight as an agent for the carrier. In these circumstances, commissions earned from the Company’s services are recognized at the time the freight departs the terminal of origin which is when the client is billed.

These methods generally result in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The Company’s methods of revenue and cost recognition do not result in a material difference from amounts that would be reported under such other methods.

Customs brokerage revenue and other freight forwarding revenues are recognized when the client is billed, which for customs brokerage is when the necessary documentation for customs clearance has been completed and, for other revenues, is when the service has been provided to third parties in the ordinary course of business. Purchased transportation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided, and adjusted upon receipt of the carrier’s final invoices.

Contract Logistics and Distribution.    Our contract logistics services primarily relate to value-added warehousing and the subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, warehousing services, order management, and customized distribution and inventory management services. Our outsourced services include inspection services, quality centers and manufacturing support. Our inventory management services include materials sourcing services pursuant to contractual, formalized repackaging programs and materials sourcing agreements.

We also provide a range of distribution, consultation, outsourced management services, planning and optimization services, and other supply chain management services. Other services within our contract logistics and distribution segment consist primarily of supply chain management services. We receive fees for the other supply chain management services that we perform. Contract logistics and distribution revenues are recognized when the service has been completed in the ordinary course of business.

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

For the years ended January 31, 2012, 2011 and 2010

income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance so that the assets are recognized only to the extent that when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

The Company records a provision for estimated additional tax, penalties and interest that may result from tax authorities disputing uncertain tax positions taken at the largest amount that is greater than 50% likely of being realized. For further information, see Note 4, “Uncertain Tax Positions.”

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

Share-Based Compensation.    The Company recognizes compensation expense for all share-based payments in accordance with ASC 718, Compensation – Stock Compensation (ASC 718). Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

Cash and Cash Equivalents and Concentration of Risks.    Cash and cash equivalents include currency on hand as well as demand deposits with banks or financial institutions. It also includes other kinds of accounts that have the general characteristics of demand deposits in that the Company may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty. Cash equivalents, excluding items classified as marketable securities, include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. Investments with original maturities of three months or less qualify under that definition. Original maturity means the maturity from the date of the Company’s original investment.

The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $296,690 of these deposits were not insured by the Federal Deposit Insurance Corporation or similar entities outside of the United States (U.S.) as of January 31, 2012.

Trade Receivables.    In addition to billings related to transportation costs, trade receivables include disbursements made on behalf of clients for value added taxes, customs duties, other amounts remitted to governmental authorities on behalf of clients, and freight insurance. The billings to clients for these disbursements are not recorded as revenue and purchased transportation costs in the consolidated statements of income. Management establishes reserves based on the expected ultimate collectability of these receivables.

Allowance for Doubtful Accounts.    The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, general and specific economic conditions, and local market conditions. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged to allowance for doubtful accounts to the Company’s consolidated statements of income were $6,863, $4,361 and $3,507 for the fiscal

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

years ended January 31, 2012, 2011 and 2010, respectively. The Company does not have any off-balance-sheet credit exposure related to its clients.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and leasehold improvements	10-40
Computer equipment and software	3-5
Furniture, fixtures and equipment	3-10
Vehicles	3-10

Assets held under capital leases are depreciated over their estimated useful lives on the same basis as owned assets, or if there is not reasonable certainty that the Company will obtain ownership by the end of the lease term, the asset is depreciated over the shorter of the lease term or its estimated useful life. Leasehold improvements are depreciated over the estimated useful life of the related asset, or over the term of the lease, whichever is shorter.

Long-Lived Assets.    Long-lived assets, such as property, plant, and equipment, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset, in accordance with ASC 360, Property, Plant and Equipment (ASC 360). If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party appraisals, as considered necessary.

Goodwill and Other Intangible Assets.    Goodwill represents the excess of the aggregate purchase price over the fair market value of the net assets acquired in a purchase business combination. Intangible assets with definite useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill is generally comprised of expected operational synergies from continuing the operations of the acquired companies.

Goodwill, including other intangible assets with indefinite useful lives, is assessed for impairment at least annually and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. The evaluation of impairment involves comparing the current fair value of each of the Company’s reporting units to their recorded value, including goodwill. The Company uses a discounted cash flow (DCF) model, corroborated by comparative market multiples where appropriate, to determine the current fair value of its reporting units. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including the weighted average cost of capital (WACC), contract renewal assumptions and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (debt and equity) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles specific to the Company. Terminal value assumptions are applied to the final year of the DCF model.

The Company capitalizes certain internally-developed software costs in accordance with ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software (ASC 350). Amortization is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

Investments.    Investments in affiliated companies are accounted for using the equity method, where the Company has the ability to exercise significant influence over the operating and financial policies (generally an

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

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

In connection with the Company’s operations in Indonesia, options were granted providing the Company with the right to call a minority partner’s shares of a subsidiary under certain circumstances. The Company records assets and liabilities which represents the difference between the estimated strike price and estimated fair value of the attributable subsidiary equity. The amount included in other non-current assets was $2,586 at January 31, 2012. This amount was not material to the consolidated financial statements at January 31, 2011.

In connection with the formation of a partnership in South Africa that holds the shares of a subsidiary that distributes pharmaceutical supplies and equipment, the Company granted a put option to the minority partner providing the minority partner with a right to put their 25.1% share of the partnership to the Company. On August 11, 2010, the Company received notification that the minority partner elected to exercise its right to require the Company to purchase such minority partner’s interest at a calculated redemption value of $8,323. The Company estimates that the redemption value, which was paid on August 26, 2010, was substantially less than the fair value of the minority partner’s interest in the partnership. The carrying value of the related non-controlling interest was $13,985. The Company recorded the difference between the carrying value of the related non-controlling interest and the redemption value paid as a component of shareholders’ equity.

Employee Benefit Plans.    Contributions to defined contribution plans are expensed as incurred. For defined benefit pension plans, the Company adjusts prepaid benefit costs or retirement fund obligations to the difference between the projected benefit obligations and the plan assets at fair value on a plan-by-plan basis. The offset to the adjustments are recorded directly to shareholders’ equity, net of taxes, to the extent that those changes are not included in net periodic benefit cost for the period. The amounts in shareholders’ equity represent the after-tax unamortized gains or losses and unamortized prior service costs or benefits.

Pharma Property Development Agreements.    During the fiscal year ended January 31, 2012, the Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. In addition to the other documents for the transaction, the Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the Company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. Based on these agreements, the Company is recording the costs incurred by the developer as property, plant and equipment and a corresponding long term payable to the developer. As of January 31, 2012, included in property, plant and equipment, and long-

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

term borrowings, is $37,351 under this arrangement. Excluding warehouse related equipment, the Company currently estimates that its capital commitments under this arrangement will be approximately $37,000, the Company’s capital commitments for warehouse-related equipment under this arrangement will be approximately $29,000. The property development activities will be conducted into the Company’s fiscal year 2013.

Fair Value Measurements.    In August 2009, an update was made to ASC 820, Fair Value Measurements and Disclosures (ASC 820). This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of ASC 820. Effective upon issuance, the Company has adopted this guidance with no material impact to the Company’s consolidated financial statements.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, long-term deposits, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, call options, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and call options, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As discussed further in Note 10, “Borrowings” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of January 31, 2012 and January 31, 2011, the fair value of these notes was $59,012 and $60,721, respectively, compared to a book value of $55,000 for each of these periods. In addition, as discussed further in Note 10, “Borrowings” on June 24, 2011, the Company issued $150,000 of senior unsecured guaranteed notes bearing an interest rate of 3.67% per annum. As of January 31, 2012, the fair value of these notes was $153,145, compared to a book value of $150,000 for this period. The Company’s call options are recorded at their estimated fair value.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

In order to manage its exposure to foreign exchange risks, the Company enters into forward exchange contracts. At the end of each accounting period, the forward exchange contracts are marked to fair value and the resulting gains and losses are recorded in the consolidated statements of income as part of purchased transportation costs.

Contingencies.    The Company is subject to a range of claims, lawsuits and administrative proceedings that arise in the ordinary course of business. The Company accrues a liability and charges operations for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated, in accordance with the recognition criteria of ASC 450, Contingencies (ASC 450). Estimating liabilities and costs associated with these matters requires significant judgment and assessment based upon the professional knowledge and experience of management and its legal counsel.

Where the Company is self-insured in relation to freight-related and employee benefit-related exposures, adequate liabilities are estimated and recorded, in accordance with ASC 450, for the portion for which the Company is self-insured. Where the Company has transferred risk through an insurance policy yet retains the primary obligation with respect to such claims, the Company records a liability for full amount of unpaid claims, and records an asset for the full amount of insurance recovery. The Company expenses litigation costs as incurred. The ultimate resolution of any exposure to us may change as further facts and circumstances become known.

Recent Accounting Pronouncements.

Adoption of New Accounting Standards.    In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, to Codification Topic 605, Revenue Recognition. This update amends the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s implementation of this standard on February 1, 2011 did not have a significant impact on its consolidated statements of income and financial position.

Standards Issued But Not Yet Effective.    In September 2011, the FASB issued ASU 2011-08 to Codification Topic 350, Intangibles — Goodwill and Other, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This update is not expected to have a material impact on the Company’s consolidated statements of income and financial position.

In June 2011, the FASB issued ASU 2011-05 to Codification Topic 220, Comprehensive Income. The amendments require all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is to be applied retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The Company’s early adoption of this standard for the fiscal year ended January 31, 2012, resulted in a change in the presentation of the Company’s consolidated financial statements, but did not have a material quantitative effect.

2.    Acquisitions

All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.

The Company did not complete any acquisitions during the fiscal years ended January 31, 2012, 2011 and 2010, with the following exceptions:

For the year ended January 31, 2012.    Effective October 31, 2011, the Company acquired the remaining outstanding shares of UTi Israel, of which the Company already held a controlling financial interest from previous activities in Israel. The Company has been consolidating the financial results of UTi Israel from the time the controlling financial interest was obtained. The purchase price for the previously unheld shares totaled $12,028. An amount of $8,621 representing the difference between the consideration paid and the non-controlling interest adjusted has been recognized in shareholders’ equity attributable to the Company as the change in ownership interest did not affect the Company’s controlling financial interest in UTi Israel.

As discussed in Note 1, Summary of Significant Accounting Policies — Call and Put Options, prior to the Company’s acquisition of the remaining outstanding shares of UTi Israel, the Company held options providing the Company with the right to call the minority partner’s shares of UTi Israel under certain circumstances and the minority partner held options providing the minority partner with the right to call the Company’s shares of UTi Israel under certain circumstances. These options were cancelled in connection with the Company’s acquisition of the remaining outstanding shares of UTi Israel.

For the year ended January 31, 2011.    Effective May 25, 2010, the Company acquired the remaining outstanding shares of UTI Inventory Management Solutions (IMS), Ltd., formerly EMAsu2, Ltd. (EMA Ireland), of which the Company already held a minority financial interest that was acquired through previous acquisitions. The purchase price for the previously unheld shares totaled $648, which includes contingent consideration estimated to be $300 based on projected net revenue (a Non-GAAP measure used by us to describe revenue less purchased transportation costs) from a specific client for the four years ending January 31, 2014. The purchase price exceeded the estimated fair value of the net assets acquired and non-controlling interest adjusted, and accordingly, $384 was allocated to goodwill, all of which is included in the Company’s Contract Logistics and Distribution segment. The Company determined that none of the goodwill is deductible for tax purposes. The results of EMA Ireland have been included in the results of operations of the Company since the date of acquisition.

For the year ended January 31, 2010.    Effective December 21, 2009, the Company acquired the remaining outstanding shares of UTI IMS, Limited Partnership, formerly Exel MPL-A.V.B.A., LP (EMA Israel), of which the Company already held a controlling financial interest that was acquired through the Company’s acquisition of EMA Israel’s parent company in early fiscal 2010. The Company has been consolidating the financial results of EMA Israel from the time the controlling financial interest was obtained. The purchase price for the previously unheld shares totaled $6,500, which includes contingent consideration estimated to be $300 based on projected net revenue from a specific client for the four years ending January 31, 2014. The estimated difference between the fair value of the consideration paid and the non-controlling interest adjusted has been recognized in shareholders’ equity attributable to the Company as the change in ownership interest did not affect the Company’s controlling financial interest in EMA Israel.

Effective October 16, 2009, the Company acquired all of the issued and outstanding shares of Tacisa Transitaria, S.L. (Tacisa). An employee of one of the Company’s subsidiaries held a majority ownership in Tacisa prior to the Company’s acquisition of Tacisa. The purchase price totaled $5,463, net of cash acquired of $750, and included contingent consideration of $3,734, which was paid in August 2010 based on the fiscal 2010 operating results of Tacisa. The acquisition expanded the Company’s freight forwarding coverage in Spain. Subsequent to the acquisition date, the Company finalized the valuation work on the intangible assets identified and refined its estimates previously recorded, resulting in a total of $3,410 allocated to goodwill, all of which is included in the Company’s Freight Forwarding segment. The Company determined that none of the goodwill is

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

deductible for tax purposes. The economic lives of the intangible assets acquired were consistent with previous acquisitions.

Effective February 4, 2009, the Company acquired all of the issued and outstanding shares of Multi Purpose Logistics, Ltd., which subsequently was renamed UTi M.P.L., Ltd. (MPL), for a purchase price of $1,120, net of cash acquired of $380. MPL is an Israeli company providing logistics services and held a controlling financial interest in EMA Israel at the time of acquisition. As a result of this acquisition, the Company increased its range of services provided in Israel. Subsequent to the acquisition date, the Company finalized the valuation work on the client relationships identified and refined its estimates previously recorded, resulting in a total of $2,453 allocated to goodwill, all of which is included in the Company’s Contract Logistics and Distribution segment. The Company determined that none of the goodwill is deductible for tax purposes. The economic life of the client relationships acquired was estimated to be seven years as of the date of the acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisitions above and the final purchase price allocations recorded for the acquisitions of EMA Israel, Tacisa and MPL.

Current assets	$19,067
Goodwill	5,863
Acquired intangible assets	8,207
Other non-current assets	2,019

Total assets acquired	35,156
Liabilities assumed	(21,887)
Deferred income taxes	(2,099)
Non-controlling interest	(1,038)

Net assets acquired	$10,132

3.    Income Taxes

The Company is incorporated in the British Virgin Islands. The British Virgin Islands do not impose corporate income taxes. The Company’s operations are conducted throughout various subsidiaries in a number of countries throughout the world, including the United States. Consequently, income taxes have been provided based on the laws and rates in effect in the countries which operations are conducted or in which the Company's subsidiaries are considered resident for corporate income tax purposes. Components of earnings before income taxes are as follows:

	Fiscal years ended January 31,
	2012	2011	2010
Pre-tax income from continuing operations:
United States	$821	$6,489	$769
Non- United States	113,827	$101,363	69,159

	$114,648	$107,852	$69,928

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

The provision for taxes on income from continuing operations consists of the following:

	U.S. Federal	U.S. State	Foreign	Total
Fiscal year ended January 31, 2012:
Current	$592	$118	$52,658	$53,368
Deferred	(3,620)	(724)	(13,374)	(17,718)

	$(3,028)	$(606)	$39,284	$35,650

Fiscal year ended January 31, 2011:
Current	$3,286	$657	$38,696	$42,639
Deferred	834	167	(10,411)	(9,410)

	$4,120	$824	$28,285	$33,229

Fiscal year ended January 31, 2010:
Current	$(1,797)	$(179)	$29,252	$27,276
Deferred	3,726	565	(7,139)	(2,848)

	$1,929	$386	$22,113	$24,428

A reconciliation of the Company’s statutory tax rate to the effective tax rate is as follows:

	Fiscal years ended January 31,
	2012	2011	2010
Pre-tax income from continuing operations	$114,648	$107,852	$69,928
Statutory income tax rate for the Company(1)	—	—	—
Foreign income tax differential	29,130	26,201	17,750
Goodwill and intangible assets impairment	852	672	672
Deferred tax rate change adjustment	525	(36)	949
Non-deductible expenses	3,366	2,325	2,418
Deferred tax assets related to amalgamations	(18,898)	—	—
Change in valuation allowance	18,776	7,412	6,542
Net impact of change in uncertain tax positions	2,340	(1,724)	629
Capital property sale differential	—	—	(2,146)
Other	(441)	(1,621)	(2,386)

Provision for income taxes	$35,650	$33,229	$24,428

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

	Fiscal years ended January 31,
	2012	2011	2010
Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	25.4	24.3	25.4
Goodwill and intangible assets impairment	0.7	0.6	1.0
Deferred tax rate change adjustment	0.5	—	1.4
Non-deductible expenses	2.9	2.2	3.5
Deferred tax assets related to amalgamations	(16.5)	—	—
Change in valuation allowance	16.4	6.9	9.4
Net impact of change in uncertain tax positions	2.0	(1.6)	0.9
Capital property sale differential	—	—	(3.1)
Other	(0.3)	(1.5)	(3.4)

Effective income tax rate	31.1%	30.8%	34.9%

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

During fiscal 2012, the Company completed an amalgamation of its subsidiaries in Spain which provided for the deductibility of goodwill associated with the 2002 purchase of the entities by the Company. The Company recorded a deferred tax asset of approximately $18,898 associated with such goodwill. A valuation allowance of approximately $10,065 was established against this deferred tax asset to recognize the amount that was more likely than not recoverable.

During the second quarter of fiscal 2012, the Company established tax benefits of $6,200 related to the amalgamation of entities in certain jurisdictions and $2,700 related to the anticipated refund for prior year taxes. The Company also recorded as a discrete event during the second quarter of fiscal 2012 additional tax expense of $8,408 related to valuation allowances for previously recognized deferred tax assets in various jurisdictions.

Deferred tax expense recognized in income tax expense resulting from operating loss carryforwards was $131 for the fiscal year ended January 31, 2012. Deferred tax benefits of $1,866 and $2,124, for the fiscal years ended January 31, 2011 and 2010, respectively. Deferred tax expense of approximately $525 and deferred tax benefit and expenses of approximately $36 and $949 were attributable to statutory rate change adjustments for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

The deferred income tax assets and deferred income tax liabilities at January 31, 2012 and 2011 resulted from temporary differences associated with the following:

	As of January 31,
	2012	2011
Gross deferred income tax assets:
Allowance for doubtful accounts	$2,994	$2,497
Provisions not currently deductible	24,103	19,175
Property, plant and equipment	1,768	1,321
Net operating loss carryforwards	50,120	35,099
Retirement benefits	3,577	2,559
Goodwill and intangible assets	21,997	5,907
Other	2,596	8,103

Total gross deferred income tax assets	107,155	74,661
Gross deferred income tax liabilities:
Property, plant and equipment	(7,464)	(6,031)
Goodwill and intangible assets	(24,185)	(26,050)
Other	(2,123)	(2,287)

Total gross deferred income tax liabilities	(33,772)	(34,368)
Valuation allowance	(43,511)	(24,735)

Net deferred income tax asset	$29,872	$15,558

The deferred income tax assets and deferred income tax liabilities at January 31, 2012 and 2011 are as follows:

	As of January 31,
	2012	2011
Current deferred tax asset	$20,372	$20,400
Non-current deferred tax asset	43,272	29,526
Current deferred tax liability	1,927	3,881
Non-current deferred tax liability	31,845	30,487

The valuation allowance for deferred tax assets as of February 1, 2011 and 2010 was $24,735 and $17,323, respectively. The net change in the total valuation allowance was an increase of $18,776 and $7,412 for the fiscal years ended 2012 and 2011, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence including the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at January 31, 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of January 31, 2012, the Company had approximately $75,375 of net operating loss carryforwards in various countries, which includes amounts obtained through acquisitions. These net operating loss carryforwards expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards. Approximately $53,982 of net operating loss carryforwards in various locations do not expire. The remaining $21,393 of net operating losses, associated with a variety of locations, will expire between 2014 and 2023.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $217,454 and $169,188 at January 31, 2012 and 2011, respectively.

4.    Uncertain Tax Positions

A reconciliation of the beginning and ending amounts of total unrecognized tax positions (excluding interest) included in other non-current liabilities is as follows:

	Fiscal years ended January 31,
	2012	2011	2010
Balance at beginning of year	$5,508	$8,234	$7,083
Increase for tax positions taken during the current year	1,169	533	1,282
Increase for tax positions taken in a prior period	3,000	—	—
Lapses and settlements	(1,931)	(3,339)	(653)
Foreign currency translation	23	80	522

Balance at end of year	$7,769	$5,508	$8,234

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. For the fiscal years ended January 31, 2012 and 2011, the Company accrued $637 and $842 of interest, respectively. The total amount of unrecognized tax benefits that would favorably affect the Company’s effective tax rate if recognized was $7,096 and $5,244 as of January 31, 2012 and 2011, respectively. The total amount of interest accrued associated with the unrecognized tax benefits was $1,647 and $1,626 as of January 31, 2012 and 2011, respectively. Tax years 2006 through 2010 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of January 31, 2012 will decrease by up to $2,260 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

5.    Earnings per Share

Earnings per share are calculated as follows:

	Fiscal years ended January 31,
	2012	2011	2010
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net income	$72,533	$69,903	$41,114
Weighted average number of ordinary shares	102,586,527	100,577,194	99,878,211
Incremental shares required for diluted earnings per share related to stock options/restricted share units	859,854	1,644,843	1,579,968

Diluted weighted average number of ordinary shares	103,446,381	102,222,037	101,458,179

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.71	$0.70	$0.41

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.70	$0.68	$0.41

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

Weighted-average diluted shares outstanding exclude 2,969,560, 2,696,745 and 1,828,663 shares for the fiscal years ended January 31, 2012, 2011 and 2010, respectively, because such shares represent stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the year, and were therefore anti-dilutive.

6.    Property, Plant and Equipment

At January 31, 2012 and 2011, property, plant and equipment at cost and accumulated depreciation were:

	January 31,
	2012	2011
Land	$15,875	$7,846
Buildings and leasehold improvements	108,930	74,006
Computer equipment and software	151,712	155,776
Furniture, fixtures and equipment	93,584	96,733
Vehicles	50,438	47,923

Property, plant and equipment, gross	420,539	382,284
Accumulated depreciation	(204,240)	(206,584)

Property, plant and equipment, net	$216,299	$175,700

The components of property, plant and equipment at cost and accumulated depreciation recorded under capital leases were:

	January 31,
	2012	2011
Buildings and leasehold improvements	$4,143	$4,338
Computer equipment and software	20,624	21,579
Furniture, fixtures and equipment	25,348	27,918
Vehicles	18,391	17,561

Property, plant and equipment, gross	68,506	71,396
Accumulated depreciation	(35,130)	(32,232)

Property, plant and equipment, net	$33,376	$39,164

7.    Goodwill and Other Intangible Assets

Goodwill.    The changes in the carrying amount of goodwill by reportable segment for the fiscal years ended January 31, 2012 and 2011 are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at January 31, 2010	$170,834	$244,757	$415,591
Acquisitions and related payments	—	1,282	1,282
Purchase price allocation and other adjustments	328	(382)	(54)
Foreign currency translation	3,125	4,030	7,155

Balance at January 31, 2011	174,287	249,687	423,974
Foreign currency translation	(555)	(8,197)	(8,752)

Balance at January 31, 2012	$173,732	$241,490	$415,222

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

For the year ended January 31, 2011, other adjustments to goodwill include an immaterial correction to an acquisition completed in fiscal 2006 related to a defined benefit pension plan previously identified as a defined contribution plan. These adjustments resulted in a net increase of $1,206 and $4,292 to the Company’s goodwill and other non-current liabilities balances, respectively. The Company assessed the materiality of this error on its consolidated financial statements for the year ended January 31, 2010 and concluded that the effect of this error was not material quantitatively or qualitatively to the consolidated financial statements taken as a whole for any of the periods in which the accounts were misstated. The Company also concluded that providing for the correction of the error in fiscal 2011 would not have a material effect on its consolidated statements of income for the year ended January 31, 2011. Accordingly, the Company recorded a charge to staff costs of $1,387 and an adjustment of $1,190, net of taxes of $244, to accumulated other comprehensive loss for the three months ended January 31, 2011 to correct this error.

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. No impairment was recognized in fiscal 2012 based on the results of the annual goodwill impairment test performed as of July 31, 2011.

As the result of the deterioration of the estimated fair value of client relationships acquired with respect to the Company’s previous acquisitions, the Company updated its annual impairment test for a reporting unit during the fourth quarter ended January 31, 2012. No impairment was recognized based on the results on the updated annual goodwill test for that reporting unit.

During the fourth quarter ended January 31, 2010, the Company recorded an impairment charge of $1,562 in the Company’s Contract Logistics and Distribution segment in accordance with ASC 250, Accounting for Changes and Error Corrections, and the correction of an error resulting from a previous impairment charge taken by the Company. Prior period amounts have not been restated due to immateriality. There was no tax benefit as the result of this charge. The additional impairment charge was recorded in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $100,494 at January 31, 2012 and 2011, all of which is included in the Company’s Contract Logistics and Distribution segment.

Other Intangible Assets.    Amortizable intangible assets at January 31, 2012 and 2011 relate primarily to the estimated fair values of client relationships acquired with respect to certain acquisitions and software applications internally-developed by the Company for internal use. They carrying values of amortizable intangible assets at January 31, 2012 and 2011 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
As of January 31, 2012:
Client relationships	$86,544	$(45,328)	$41,216	9.1
Internally-developed software	80,437	(4,303)	76,134	4.8
Non-compete agreements	882	(825)	57	4.7
Other	4,887	(4,192)	695	3.7

Total	$172,750	$(54,648)	$118,102

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
As of January 31, 2011:
Client relationships	$106,530	$(48,330)	$58,200	9.5
Internally-developed software	32,146	(1,404)	30,742	4.6
Non-compete agreements	3,348	(3,119)	229	3.0
Other	5,031	(3,518)	1,513	3.8

Total	$147,055	$(56,371)	$90,684

Amortization expense totaled $15,761, $14,718 and $11,126 for the fiscal years ended January 31, 2012, 2011 and 2010, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31:

2013	$12,441
2014	19,950
2015	22,652
2016	21,390
2017	19,598

In addition to the amortizable intangible assets, the Company also had $913 and $920 of intangible assets not subject to amortization at January 31, 2012 and 2011, respectively, related primarily to acquired trade names. The Company’s accumulated impairment charge related to indefinite-life intangible assets was $3,709 at January 31, 2012 and 2011.

During the fourth quarter ended January 31, 2012, the Company performed an evaluation of the recoverability of its long-lived assets and recorded a non-cash impairment charge of $5,178 for a client relationship in the Company’s Contract Logistics and Distribution segment. This charge was before a related deferred tax benefit of $1,791. The intangible asset impairment relates to substantially all of the unamortized valuation of a client relationship from an acquisition in fiscal 2004. The intangible asset became impaired because the Company recently learned of the non-renewal of a client contract beginning in July 2012 where the Company was not prepared to lower its returns to retain the business. The total costs of the Company’s acquisitions are allocated to assets acquired, including client relationships, based upon their estimated fair values at the date of acquisition. Renewal assumptions, which are included in the factors considered when determining fair value, are amended from time to time during the Company’s evaluation of the recoverability of its long-lived assets. The carrying amount of the asset was reduced to fair value, as determined using a discounted cash flow analysis, which utilizes a number of significant assumptions and estimates that use unobservable inputs, and therefore, are classified as Level 3.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

8.    Severance and other

During the fiscal years ended January 31, 2012 and 2010, the Company incurred severance and other costs of $15,132, and $1,231, respectively. There were no such charges during the fiscal year ended January 31, 2011. During the fiscal year ended January 31, 2012, the Company incurred severance costs and facility exit costs of $9,645 and $2,381, respectively. These charges were not pursuant to a plan of termination pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715). The following table shows a summary of severance and other charges as of January 31, 2012, 2011 and 2010.

	Fiscal years ended January 31,
	2012	2011	2010
Severance	$9,645	$—	$887
Facility exit costs	2,381	—	—
Legal settlements	3,106	—	344

Total severance and other	$15,132	$—	$1,231

Fiscal Year Ended January 31, 2012

Severance.    The Company incurred charges for employee severance benefits for the fiscal year ended January 31, 2012 of $9,645 primarily in the Freight Forwarding segment. These charges were primarily related to certain business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. Although a formal plan of termination has not been adopted pursuant to ASC 420, or ASC 715, the Company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Facility exit costs.    Amounts charged for other exit costs for the fiscal year ended January 31, 2012 were $2,381. These charges were incurred in connection with the closure of certain underutilized contract logistics facilities in Europe.

Legal settlements.    The Company is involved in a dispute with the South African Revenue Service with respect to the Company’s use of “owner drivers” for the collection and delivery of cargo in South Africa. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect to these owner drivers. The Company is presently engaged in formal settlement discussions with the South African Revenue Service. Although a settlement has not yet been reached, during the fourth quarter ended January 31, 2012, the Company recorded a charge for $3,106 representing an estimated settlement value for all years under review. The aggregate amount claimed by the South African Revenue Service for all years under review is approximately $9,202 based on exchange rates as of January 31, 2012.

Fiscal Year Ended January 31, 2010

For the fiscal year ended January 31, 2010 amounts charged for employee severance benefits and other exit costs were $887 and $344, respectively. These costs were associated with the Company’s 2009 Information Technology Cost Reduction plan, which was a formal plan of restructuring pursuant to ASC 420 and ASC 715. As of January 31, 2010, the Company had completed the information technology restructuring plan.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

9.    Trade Payables and Other Accrued Liabilities

At January 31, 2012 and 2011, trade payables and other accrued liabilities were comprised of the following:

	January 31,
	2012	2011
Trade payables:
Due to agents	$6,525	$6,576
Other trade payables	643,414	627,699

Trade payables	649,939	634,275
Interest payable	7,399	4,692
Staff cost related accruals	92,586	82,561
Earn-out liabilities	—	600
Other payables and accruals	109,162	100,759

Total trade payables and other accrued liabilities	$859,086	$822,887

10.    Borrowings

At January 31, 2012 and 2011, borrowings were comprised of the following:

	January 31,
	2012	2011
Bank lines of credit	$76,240	$170,732
Short-term borrowings	1,019	7,238
Current portion of long-term borrowings	21,775	34,232
Long-term borrowings, excluding current portion	231,204	61,230

Total borrowings	$330,238	$273,432

The amounts due under long-term borrowings as of January 31, 2012 are repayable in the following fiscal years:

2013	$21,775
2014	60,985
2015	37,416
2016	38,803
2017 and after	94,000

Total	$252,979

Borrowings are denominated primarily in U.S. dollars. Weighted interest rates are calculated based upon balances at fiscal year end. As of January 31, 2012 and 2011, the weighted interest rate on the Company’s outstanding debt approximated 2.2% and 3.6%, respectively, based on borrowings outstanding as of the period ending. The weighted interest rate on the bank lines of credit approximated 1.4% and 2.8% as of January 31, 2012 and 2011, the average borrowings over the respective fiscal years were $421,144 and $207,145. The weighted interest rate on the short-term bank borrowings approximated 1.0% and 5.4% as of January 31, 2012 and 2011, the average borrowings over the respective fiscal years were $4,727 and $8,168.

On June 24, 2011, the Company issued $150,000 (principal amount) of senior unsecured guaranteed notes (the “2011 Notes”) pursuant to a note purchase agreement (the “2011 Note Purchase Agreement”) entered into

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

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

In September 2011, the Company’s subsidiary in Germany entered into a revolving credit facility which is guaranteed by the Company and three of the Company’s subsidiaries. This facility provides for availability of up to 17,000 euros (approximately $22,368 at January 31, 2012), of which 16,298 euros may be used for cash borrowings and 702 euros may be used for guarantees.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of January 31, 2012:

	2011 RBS Facility	2011 Nedbank Facility	2011 Bank of the West Facility	2009 Nedbank South African Facilities(1)	Other Facilities(2)	Total
Credit facility limit	$50,000	$75,000	$50,000	$83,078	$157,248	$415,326

Facility usage for cash withdrawals(3)	$—	$5,670	$9,041	$923	$60,606	$76,240
Letters of credit and guarantees outstanding	41,243	6,062	—	28,993	87,498	163,796

Total facility/usage	$41,243	$11,732	$9,041	$29,916	$148,104	$240,036

Available, unused capacity	$8,757	$63,268	$40,959	$53,162	$9,144	$175,290
Available for cash withdrawals	$—	$35,000	$40,959	$50,202	$9,144	$135,305

(1)	The amounts in the table above reflect the Company’s 650,000 South African rand (ZAR) revolving credit facility, which is comprised of a 400,000 ZAR working capital facility and a 250,000 ZAR letter of credit, guarantee and forward exchange contract facility. Excluded from the table are amounts outstanding under the 150,000 ZAR revolving asset-based finance facility, which is a part of this facilities agreement, and which are included under capital lease obligations on the Company’s balance sheet.

(2)	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries.

(3)	Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 Nedbank Facility, $5,670 of letters of credit issued under such facility supports outstanding cash borrowings by the Company’s subsidiaries.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

2011 RBS Amended and Restated Letter of Credit Agreement.    The 2011 RBS Facility provides for an aggregate availability of up to $50,000 in letters of credit. As of January 31, 2012, the aggregate amount of letters of credit and guarantees outstanding under this facility was approximately $41,243. Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit. The 2011 RBS Facility matures on June 24, 2013. The Company’s obligations under the 2011 RBS Facility are guaranteed by the Subsidiary Guarantors.

2011 Nedbank Amended and Restated Letter of Credit and Cash Draw Agreement.    The 2011 Nedbank Facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility. As of January 31, 2012, the aggregate amounts of letters of credit and guarantees outstanding under this facility were approximately $11,732. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate. The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 2014 for cash draw items. The Company’s obligations under the 2011 Nedbank Facility are guaranteed by the Subsidiary Guarantors.

2011 Bank of the West Credit Agreement.    The 2011 Bank of the West Facility provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. In entering into the 2011 Bank of the West Facility, the Company repaid all remaining indebtedness due under its previous US credit facility with Bank of the West. Borrowings under the 2011 Bank of the West Facility aggregated $9,041 at January 31, 2012. This facility bears interest at the Company’s choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate or (iii) 1% above the one-month LIBOR rate. The 2011 Bank of the West Facility matures on June 24, 2014 and the Company’s obligations under the 2011 Bank of the West Facility are guaranteed by the Subsidiary Guarantors.

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

2009 South African Facilities Agreement.    On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division. The South African Facilities Agreement provides for a 650,000 South African rand (ZAR) revolving credit facility, which is comprised of a 400,000 ZAR working capital facility and a 250,000 ZAR letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides the Company’s South African operations with a 150,000 ZAR revolving asset-based finance facility, which includes a capital lease line. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

The 650,000 ZAR revolving credit facility under the South African Facilities Agreement matures in July 2012 and the 150,000 ZAR revolving asset-based finance facility under the South African Facilities Agreement matures in July 2014. We are seeking an amendment to the South African Facilities Agreement to, among other things, extend the July 2012 maturity date of the ZAR revolving credit facility. As of the date of this filing, we are in advanced discussions with Nedbank Limited in this regard and we anticipate that the proposed amendment will be completed prior to the maturity date.

In addition to the South African Facilities Agreement described above, the Company’s South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of January 31, 2012 the value of these contingent liabilities was $37,054.

Cash Pooling Arrangements.    A significant number of the Company’s subsidiaries participate in cash pooling arrangements administered by various banks and which the Company uses to fund liquidity needs of the subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $12,059 were included in bank lines of credit on our balance sheet at January 31, 2012.

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

Short-term Borrowings.    The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities listed above. The total of such bank borrowings at January 31, 2012 and 2011 was $1,019 and $7,238, respectively.

Long-term Borrowings.    The following table presents information about the aggregate amount of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of January 31, 2012:

	2009 Note Purchase Agreement	2011 Note Purchase Agreement	Other borrowings	Total
Current portion of long-term borrowings	$18,334	$—	$3,441	$21,775
Long-term borrowings, excluding current portion	36,666	150,000	44,538	231,204

Total	$55,000	$150,000	$47,979	$252,979

2009 Note Purchase Agreement.    On July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes (the “2009 Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of its subsidiaries as guarantors and the purchasers named therein. The 2009 Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. The Company is required to repay approximately $9,167, or such lesser principal amount as shall then be outstanding, on February 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Notes mature on August 9, 2014. The Company’s obligations under the 2009 Notes and the 2009 Note Purchase Agreement are guaranteed by the Company and selected Subsidiary Guarantors. As of January 31, 2012, the principal amount outstanding under the 2009 Notes was $55,000, of which $36,666 is included in long-term bank borrowings, excluding current portion, in the consolidated balance sheets as of January 31, 2012.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

2011 Note Purchase Agreement.    On June 24, 2011, the Company issued $150,000 (principal amount) of the 2011 Notes pursuant to the 2011 Note Purchase Agreement (the 2011 Notes together with the 2009 Notes are referred to herein as the “Senior Notes” and the 2011 Note Purchase Agreement together with the 2009 Note Purchase Agreement are referred to as the “Note Purchase Agreements”). The 2011 Notes bear interest at a rate of 3.67% per annum, payable semi-annually, on the 24th day of February and August of each year up to and including August 24, 2018. Pursuant to the 2011 Notes, principal payments of $9,000 each are due on February 24th and August 24th of 2014, principal payments of $19,000 each are due on February 24th and August 24th of 2015, 2016 and 2017, and principal payments of $9,000 each are due on February 24th and August 24th of 2018. The 2011 Notes have a maturity date of August 24, 2018. The required principal payments shall be reduced proportionally by certain prepayments made by the Company. The Company may at any time prepay all or a part of the principal amount of the 2011 Notes subject to a make-whole payment and other terms. The Company’s obligations under the 2011 Notes and the 2011 Note Purchase Agreement are guaranteed by the Subsidiary Guarantors. As of January 31, 2012, the principal amount outstanding under the 2011 Notes was $150,000 and is included in long-term borrowings in the consolidated balance sheets.

The 2011 Credit Facilities, the South African Facilities Agreement, and the Note Purchase Agreements require the Company to comply with financial and other affirmative and negative covenants and certain change of control provisions. Some of the covenants include maintaining a minimum debt service ratio, specified net worth, a specified leverage ratio and minimum interest charge coverage requirements, among others. These agreements and facilities also contain limitations on the payment of dividends and distributions. Should the Company fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes and the various credit facilities could become immediately due and payable and the various credit agreements and facilities could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. The Company was in compliance with all the covenants set forth in the Note Purchase Agreements, 2011 Credit Facilities, and the South African Facilities Agreement as of January 31, 2012.

Furthermore, certain of the credit facilities, including the Note Purchase Agreements, contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the Note Purchase Agreements the right to declare a default if the Company defaults under other indebtedness in certain circumstances.

Pharma Property Development Agreements.    In connection with the Pharma Property Development Agreements, as of January 31, 2012, the Company has included $37,351 in long-term borrowings as a result of this arrangement; $8,585 of such borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate. The remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. The Company has received an agreement in principle for long-term replacement financing upon both the completion of the development of the project and the Company’s expected purchase of the property, at which time the Company intends to replace the borrowings on such terms.

11.    Supplemental Financial Information

Other Operating Expenses.    The following table shows a summary of other operating expenses as of January 31, 2012, 2011 and 2010. Other operating expenses are comprised of selling, general and administrative costs.

	Fiscal years ended January 31,
	2012	2011	2010
Advertising costs	$2,541	$3,196	$2,500
Facilities and communication	204,453	190,512	173,727
Other operating expenses	345,524	328,326	290,208

Total other operating expenses	$552,518	$522,034	$466,435

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

Supplemental Cash Flow Information.    The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Fiscal years ended January 31,
	2012	2011	2010
Net cash paid for:
Interest(*)	$35,648	$35,408	$23,100
Income taxes, net of refunds	50,245	36,892	41,296
Withholding taxes	501	524	1,081
Non-cash activities:
Capital lease obligations incurred to acquire assets and other	15,829	12,243	20,189
Liability incurred for contingent consideration obligations	—	300	4,224
Long-term obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	37,351	—	—

*	Net cash paid for interest is inclusive of capitalized interest of $4,156, $1,935 and $1,379 for the fiscal years ended 2012, 2011 and 2010, respectively and excludes cash paid for debt issuance costs.

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

12.    Retirement Benefit Plans

Defined Contribution Plans.    In certain countries, the Company sponsors defined contribution plans for all eligible employees. The assets of the plans are held separately from those of the Company in an employee benefit trust. The Company is required to contribute a specified percentage of payroll costs to the plan to fund the benefits, as specified in the respective plan documents. The only obligation of the Company with respect to these plans is to make the required contributions. For the fiscal years ended January 31, 2012, 2011 and 2010, the Company’s contributions to these plans were $6,672, $10,699 and $10,866, respectively.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

The following table summarizes the changes in benefit obligations and fair value of plan assets, funded status and amounts recognized in the accompanying consolidated balance sheets at January 31, 2012 and 2011:

	Fiscal years ended January 31,
	2012	2011
Change in benefit obligations:
Benefit obligations at beginning of year	$35,190	$25,658
Service cost	1,549	5,845
Interest cost	2,026	1,866
Plan participants’ contributions	337	293
Actuarial loss	54	72
Business combinations	—	2,033
Benefits paid	(2,696)	(1,694)
Curtailment/termination	(392)	—
Foreign currency translation	(1,126)	1,117

Benefit obligations at end of year	$34,942	$35,190

Change in plan assets:
Fair value of plan assets at beginning of year	$25,129	$19,594
Actual return on plan assets	1,325	2,299
Employer contributions	2,263	2,981
Plan participants’ contributions	337	293
Realized (loss)/gain on assets	(308)	258
Business combination	—	569
Benefits paid	(2,618)	(1,629)
Curtailment/termination	(345)	—
Foreign currency translation	(830)	764

Fair value of plan assets at end of year	$24,953	$25,129

Funded status	$(9,989)	$(10,061)

The accumulated benefit obligation for all defined benefit plans was $31,834 and $31,455 at January 31, 2012 and 2011, respectively. The following table represents information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at January 31:

	2012	2011
Projected benefit obligation	$27,921	$25,640
Accumulated benefit obligation	25,596	23,333
Fair value of plan assets	15,676	15,583

Weighted-average assumptions used to determine benefit obligations at January 31, 2012 and 2011 were as follows:

	2012	2011
Discount rate	6%	7%
Rate of increase in future compensation levels	3%	3%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

Amounts recognized in consolidated accumulated other comprehensive loss at January 31, 2012 and 2011 consists of:

	2012	2011
Accumulated other comprehensive loss:
Unrecognized net actuarial loss	$5,002	$5,058
Unrecognized net transition obligation	14	14
Unrecognized prior service costs	103	120

Net amount recognized in accumulated other comprehensive loss	$5,119	$5,192

The remaining balance within accumulated other comprehensive loss of $50,864 and $29,924 at January 31, 2012 and 2011, respectively, are attributable to foreign currency translation adjustments. The changes in consolidated accumulated other comprehensive loss at the beginning and end of the year are as follows:

	Gross	Net of Tax Effect
Amounts recognized at beginning of year	$6,990	$5,192
Net actuarial loss	253	186
Amortization of net transition obligation	(2)	(2)
Amortization of prior service cost	(18)	(13)
Foreign currency translation	(327)	(244)

Amount recognized at end of year	$6,896	$5,119

The Company estimates that $106 will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the year ending January 31, 2013 resulting from changes in plan experience and actuarial assumptions.

The components of net periodic benefit cost as of January 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Service cost	$1,549	$3,477	$497
Interest cost	2,026	1,866	1,620
Expected return on assets	(1,406)	(1,265)	(971)
Amortization of net actuarial loss	142	215	320
Amortization of net transition obligation	2	2	2
Amortization of prior service cost	18	17	20

Net periodic benefit cost before curtailment/termination costs	2,331	4,312	1,488
Curtailment/termination costs	1	—	217

Net periodic benefit cost	$2,332	$4,312	$1,705

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended January 31, 2012 and 2011 were as follows:

	2012	2011	2010
Discount rate	6%	7%	7%
Rate of increase in future compensation levels	3%	3%	3%
Expected long-term rate of return on assets	7%	7%	7%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

The expected long-term rate of return on assets assumption is based on an estimated weighted-average of the expected long-term returns of major asset categories. In determining the expected asset category returns, the Company takes into account long-term returns of comparable assets, historical performance of plan assets and related value-added active asset management, as well as the current interest rate environment.

The Company’s overall investment strategy is to ensure the future benefit payments to participants by maximizing investment returns while managing market risk by adhering to specific risk management policies. Its risk management policies permit investments in mutual funds, government securities and guaranteed insurance contracts, while prohibiting direct investments in debt and equity securities and derivative financial instruments. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in domestic and international fixed income securities and domestic and international equity securities. The investments overall are readily marketable and can be sold to fund benefit payment obligations as they become payable. For participants that are covered by guaranteed insurance contracts, future benefit payments are guaranteed as long as the insurance contracts remain in force. Target allocation percentages differ by each individual plan, however, are relatively consistent with the actual allocation percentages shown in the table below.

The following table presents information about the Company’s plan assets measured at fair value on a recurring basis at January 31, 2012 and 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair value measurement at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Asset allocation percentages
Balance at January 31, 2012:
Asset categories:
Cash and cash equivalents	$3,547	$3,547	$—	$—	14%
Equity securities(a)	1,326	1,326	—	—	5
Fixed income securities:
Guaranteed insurance contracts	6,493	—	6,493	—	26
Corporate bonds(b)	608	—	608	—	2
Government securities(c)	2,407	2,384	23	—	10
Mutual Funds:
Equity securities(d)	4,782	—	4,782	—	19
Fixed-income securities:
Money market fund	1,182	—	1,182	—	5
Corporate(e)	1,831	—	1,831	—	7
Government(f)	1,620	—	1,620	—	7
Mixed securities(g)	39	—	39	—	—
Hedge funds(h)	1,118	—	—	1,118	5

Total	$24,953	$7,257	$16,578	$1,118	100%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

		Fair value measurement at reporting date using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Asset allocation percentages
Balance at January 31, 2011:
Asset categories:
Cash and cash equivalents	$3,173	$3,173	$—	$—	13%
Equity securities(a)	1,863	1,863	—	—	7
Fixed income securities:
Guaranteed insurance contracts	6,154	—	6,154	—	24
Corporate bonds(b)	982	—	982	—	4
Government securities(c)	2,593	2,570	23	—	10
Mutual Funds:
Equity securities(d)	4,386	—	4,386	—	17
Fixed-income securities:
Money market fund	1,794	—	1,794	—	7
Corporate(e)	1,803	—	1,803	—	7
Government(f)	1,242	—	1,242	—	5
Mixed securities(g)	38	—	38	—	—
Hedge funds(h)	1,101	—	—	1,101	4

Total	$25,129	$7,606	$16,422	$1,101	100%

(a)	This category comprises of investments in domestic and international equity securities.

(b)	This category comprises of investments in domestic and international bond securities.

(c)	This category comprises of investments in non-U.S. government treasury securities and bonds.

(d)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international equity securities.

(e)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international fixed income securities, such as corporate bonds.

(f)	This category comprises of investments in mutual funds whose underlying investments are in non-U.S. government treasury securities and bonds.

(g)	This category comprises of investments in mutual funds whose underlying investments are in both domestic and international equity and fixed income securities.

(h)	This category comprises of investments in mutual funds whose underlying investments are in South African hedge funds, which invests in a wide range of investment strategies and underlying managers.

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

For the years ended January 31, 2012, 2011 and 2010

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

The following table presents the changes in Level 3 category assets on a recurring basis for the fiscal years ended January 31, 2012 and 2011:

	Fair value measurements using significant unobservable inputs (Level 3)
	2012	2011
Balance at beginning of year	$1,101	$765
Actual return on plan assets	142	79
Purchases, sales and settlements	(35)	207
Foreign currency translation	(90)	50

Balance at end of year	$1,118	$1,101

For the year ended January 31, 2012, 2011 and 2010, the Company contributed $2,263, $2,981 and $1,293, respectively, to its defined benefit plans. The Company currently anticipates contributing $2,240 to fund its defined benefit plans during the year ending January 31, 2013.

The following table shows the estimated future benefit payments for each of the next five fiscal years ending January 31 and thereafter:

2013	$838
2014	1,132
2015	1,268
2016	2,160
2017	1,903
2018-2022	9,527

13.    Shareholders’ Equity

During each of the fiscal years ended January 31, 2012, 2011 and 2010, the Company’s Board of Directors (the Board) declared a dividend on the Company’s outstanding ordinary shares of $0.06 per share, totaling $6,165, $6,144 and $6,027, respectively.

14.    Share-Based Compensation

Share-Based Compensation Plans.    On June 8, 2009, the Company’s shareholders approved the 2009 Long Term Incentive Plan (2009 LTIP). The plan provides for the issuance of a variety of awards, including stock options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units (RSUs), deferred share units and performance awards. A total of 6,250,000 shares were originally reserved for issuance under the 2009 LTIP, subject to adjustments as provided for in the plan.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

In addition to the 2009 LTIP, at January 31, 2012, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).

Since the adoption of the 2009 LTIP, no additional awards may be made pursuant to the 2004 LTIP. In addition, the Company no longer grants awards under the 2000 Stock Option Plan and the Directors Option Plan. Vesting of these awards occurs over different periods, depending on the terms of the individual award.

2009 LTIP.    Options granted under the 2009 LTIP generally vest over a period of three to five years beginning on the first anniversary of the grant date, however the term of vesting may differ when it is established at the time of grant. Incentive options generally vest only as long as participants remain employees of the Company. The maximum contractual term of options granted in this plan is 10 years. RSUs vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested RSUs are generally forfeited upon termination of employment. Performance based awards generally vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met. At January 31, 2012 and 2011, there were 4,258,032 and 5,199,373 shares, respectively, available for grant under the plan.

The following tables summarize option and RSU activity under the 2009 LTIP:

	2009 LTIP (Options)
	Shares subject to stock options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding balance at January 31, 2010	—	$—	—	$—

Granted	8,408	12.58

Outstanding balance at January 31, 2011	8,408	$12.58	9.4	$78,363

Exercisable balance at January 31, 2011	8,408	$12.58	9.4	$78,363

Granted	179,961	20.07
Cancelled/forfeited	(4,386)	20.07

Outstanding balance at January 31, 2012	183,983	$19.73	9.2	$19,422

Exercisable balance at January 31, 2012	8,408	$12.58	8.4	$19,422

Expected to vest at January 31, 2012	175,509	$19.71	9.2	$19,422

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the exercise price and the Company’s closing stock price on the last trading day of fiscal 2012, multiplied by the number of in-the-money options) that would have been received by the option holders if the options had been exercised on January 31, 2012. The weighted average grant date fair value of options granted during the fiscal years ended January 31, 2012 and 2011 was $8.77 and $5.86, respectively. At January 31, 2012, there were 8,408 in-the-money options under the 2009 LTIP.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

	2009 LTIP (RSUs)
	Restricted share units	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding balance at January 31, 2009	—	$—
Granted	46,232	13.05

Outstanding balance at January 31, 2010	46,232	$13.05	3.1	$47

Granted	1,017,053	17.04
Vested	(25,667)	13.21
Cancelled/forfeited	(21,066)	17.14

Outstanding balance at January 31, 2011	1,016,552	$16.95	4.1	$22,224

Granted	827,162	19.87
Vested	(224,894)	17.14
Cancelled/forfeited	(61,396)	17.78

Outstanding balance at January 31, 2012	1,557,424	$18.44	3.7	$23,190

Expected to vest at January 31, 2012	1,126,290	$18.35	3.7	$16,770

The aggregate intrinsic value in the table above represents the number of unvested RSUs multiplied by the Company’s closing stock price on the last trading day of fiscal 2012.

2004 Long-Term Incentive Plan.    The Company’s 2004 LTIP provided for the issuance of a variety of awards, including incentive and non-qualified stock options, SARs, restricted shares, RSUs, deferred share units, and performance based awards. Options granted under the 2004 LTIP generally vest over a period of three to five years beginning on the first anniversary of the grant date. Incentive options generally vest only as long as participants remain employees of the Company. The maximum contractual term of options granted under this plan is 10 years. RSUs vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested RSUs are generally forfeited upon termination of employment. Performance based awards vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

The following tables summarize option and RSU activity under the 2004 LTIP:

	2004 LTIP (Options)
	Shares subject to stock options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding balance at January 31, 2009	1,775,520	$21.11
Granted	166,836	13.51
Cancelled/forfeited	(114,693)	22.65

Outstanding balance at January 31, 2010	1,827,663	$20.32	5.5	$37

Exercisable balance at January 31, 2010	1,174,277	$19.28	5.0	$—

Exercised	(87,488)	15.62
Cancelled/forfeited	(158,073)	20.94

Outstanding balance at January 31, 2011	1,582,102	$20.51	4.6	$4,620

Exercisable balance at January 31, 2011	1,426,962	$21.04	4.3	$3,568

Exercised	(53,550)	16.32
Cancelled/forfeited	(90,967)	25.66

Outstanding balance at January 31, 2012	1,437,585	$20.32	3.7	$230

Exercisable balance at January 31, 2012	1,366,973	$20.64	3.6	$153

Expected to vest at January 31, 2012	1,433,433	$20.33	3.7	$230

At January 31, 2012, there were 166,836 in-the-money options under the 2004 LTIP. The total intrinsic value of options exercised during the fiscal years ended January 31, 2012, 2011 and 2010 was $266, $98 and $518, respectively, with intrinsic value being the difference between the grant date price and the market price on the date of exercise.

	2004 LTIP (RSUs)
	Restricted share units	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding balance at January 31, 2009	1,300,284	$21.69
Granted	994,275	13.51
Vested	(327,687)	18.71
Cancelled/forfeited	(171,977)	18.49

Outstanding balance at January 31, 2010	1,794,895	$18.00	2.7	$206

Vested	(402,944)	17.40
Cancelled/forfeited	(72,001)	17.21

Outstanding balance at January 31, 2011	1,319,950	$18.05	1.8	$28,907

Vested	(366,638)	18.36
Cancelled/forfeited	(85,264)	18.09

Outstanding balance at January 31, 2012	868,048	$17.90	1.6	$12,925

Expected to vest at January 31, 2012	733,785	$18.16	1.5	$10,926

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

2000 Stock Option Plan.    The 2000 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to the Company’s directors, executives, employees and consultants. The maximum contractual term of options granted under the plan is 10 years from grant date.

The following table summarizes option activity under the 2000 Stock Option Plan:

	2000 Stock Option Plan
	Shares subject to stock options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding balance at January 31, 2009	1,731,043	$6.72
Exercised	(604,354)	5.29
Cancelled/forfeited	(13,125)	11.24

Outstanding balance at January 31, 2010	1,113,564	$7.44	2.4	$7,003

Exercisable balance at January 31, 2010	1,113,564	$7.44	2.4	$7,003

Exercised	(516,371)	6.42
Cancelled/forfeited	(26,418)	4.95

Outstanding balance at January 31, 2011	570,775	$8.57	1.9	$7,607

Exercisable balance at January 31, 2011	570,775	$8.57	1.9	$7,607

Exercised	(132,625)	8.03
Outstanding balance at January 31, 2012	438,150	$8.74	1.0	$2,696

Exercisable balance at January 31, 2012	438,150	$8.74	1.0	$2,696

Expected to vest at January 31, 2012	438,150	$8.74	1.0	$2,696

At January 31, 2012, there were 438,150 in-the-money options under the 2000 LTIP. The total intrinsic value of options exercised during the fiscal years ended January 31, 2012, 2011 and 2010 was $1,539, $7,607 and $5,068, respectively.

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

RSUs vest and convert into the right to receive ordinary shares of the Company on the date immediately preceding the annual meeting which follows the award. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares. At January 31, 2012 and 2011, there were 437,778 and 469,096 shares, respectively, available for grant under the plan.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

The following table summarizes RSU activity under the 2004 Non-Employee Directors Share Incentive Plan:

	2004 Directors Incentive Plan
	Restricted share units	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding balance at January 31, 2009	13,180	$22.76
Granted	30,457	12.36
Vested	(13,180)	22.56

Outstanding balance at January 31, 2010	30,457	$12.36	0.4	$46

Granted	39,970	14.01
Vested	(30,457)	12.36

Outstanding balance at January 31, 2011	39,970	$14.01	0.4	$914

Granted	31,318	19.00
Vested	(39,970)	14.01

Outstanding balance at January 31, 2012	31,318	$19.00	0.4	$466

Expected to vest at January 31, 2012	31,318	$19.00	0.4	$466

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

The following table summarizes option activity under the Directors Option Plan:

	Directors Option Plan
	Shares subject to stock options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding balance at January 31, 2009	81,000	$10.33
Outstanding balance at January 31, 2010	81,000	10.33	3.4	$276

Exercisable balance at January 31, 2010	81,000	$10.33	3.4	$276

Exercised	(9,000)	6.57

Outstanding balance at January 31, 2011	72,000	$10.80	2.5	$720

Exercisable balance at January 31, 2011	72,000	$10.80	2.5	$720

Exercised	(3,000)	5.31

Outstanding balance at January 31, 2012	69,000	$11.04	1.6	$266

Exercisable balance at January 31, 2012	69,000	$11.04	1.6	$266

Expected to vest at January 31, 2012	69,000	$11.04	1.6	$266

At January 31, 2012, there were 69,000 in-the-money options under the Directors Option Plan. The total intrinsic value of options exercised during the fiscal years ended January 31, 2012, 2011 and 2010 was $41, $134 and $276, respectively.

2000 Employee Share Purchase Plan.    The 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) the opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. During the year ended January 31, 2012, the Company issued 25,852 ordinary shares under the plan.

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

As of January 31, 2011, there was approximately $22,542 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

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

For the years ended January 31, 2012, 2011 and 2010

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

The impact of stock option compensation costs was determined under the BSM, using the following weighted average assumptions:

	Fiscal years ended January 31,
	2012	2011	2010
Risk free rate of return, annual	2%	3%	3%
Expected term	5.9 years	7.0 years	7.0 years
Expected volatility	44%	43%	44%
Dividend yield	0.3%	0.5%	0.4%

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

A summary of stock options outstanding and exercisable pursuant to the Company’s share-based compensation plans is as follows:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of shares outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number of shares exercisable	Weighted average exercise price
2009 LTIP
$12.58 — $16.33	8,408	8.4	$12.58	8,408	$12.58
$16.34 — $20.07	175,575	9.2	20.07	—	—

2004 LTIP
$13.51 — $15.32	326,736	4.8	$14.24	271,124	$14.39
$15.33 — $19.98	364,990	3.2	17.14	349,990	17.16
$19.99 — $22.26	393,222	3.1	21.94	393,222	21.94
$22.27 — $36.08	352,637	3.8	27.44	352,637	27.44

2000 Stock Option Plan
$6.34 — $7.30	187,500	0.3	$6.34	187,500	$6.34
$7.31 — $9.22	57,900	1.1	8.26	57,900	8.26
$9.23 — $10.71	5,250	1.7	10.18	5,250	10.18
$10.72 — $11.24	187,500	1.5	11.24	187,500	11.24

Directors Option Plan
$6.57 — $8.43	6,000	0.4	$6.57	6,000	$6.57
$8.44 — $11.11	18,000	1.4	10.29	18,000	10.29
$11.12 — $11.93	45,000	1.8	11.93	45,000	11.93

15.    Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

As of January 31, 2012, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of January 31, 2012: $8,131 in Euros; $64,399 in U.S. dollars; $1,012 in British pounds sterling; and, $2,211 in other currencies. As of January 31, 2011, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of January 31, 2011: $7,755 in Euros; $6,982 in U.S. dollars; $1,082 in British pounds sterling; and, $1,808 in other currencies. Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $415 and $445 at January 31, 2012 and January 31, 2011, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $646 and $108 at January 31, 2012 and January 31, 2011, respectively. Changes in the fair value of forward exchange contracts are recorded in the consolidated statements of income, net loss of $231, net gain of $337 and net loss of $21 for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

16.    Commitments

Future minimum lease payments under capital leases and under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2012, are:

	Capital leases	Operating leases
2013	$16,952	$117,179
2014	10,247	83,384
2015	4,357	62,192
2016	1,114	44,298
2017	908	34,860
2018 and thereafter	—	34,440

Total lease payments	33,578	$376,353

Less amount representing interest	(3,965)

Present value of minimum capital lease payments	29,613
Less current portion of capital lease obligations	(13,768)

Capital lease obligations, excluding current portion	$15,845

The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment, and motor vehicles. These leases are expensed on a straight line basis over the lease term. Total rent expense for the fiscal years ended January 31, 2012, 2011 and 2010 was $150,915, $138,428 and $138,792, respectively.

It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for furniture, fixtures and equipment is two to five years and the normal lease term for buildings varies between three and ten years. For the fiscal year ended January 31, 2012, the weighted average effective borrowing rate for property, plant and equipment under capital leases was 6.7%. Interest rates usually vary during the contract period.

The Company enters into short-term agreements with carriers to reserve space on a guaranteed basis. The pricing of these obligations is dependent upon current market conditions. The Company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2012 was $14,705.

Capital commitments contracted for, but not provided in the accompanying consolidated balance sheets as of January 31, 2012 totaled $74,180.

Pharma Property Development Agreement.    The Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. In addition to the other documents for the transaction, the Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the Company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. Based on these agreements, the Company is recording the costs incurred by the

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

developer as property, plant and equipment and a corresponding long term payable to the developer. As of January 31, 2012, included in property, plant and equipment, and long-term borrowings, is $37,351 under this arrangement. Excluding warehouse related equipment, the Company currently estimates that its capital commitments under this arrangement are expected to be approximately $37,000, the Company’s capital commitments for warehouse-related equipment under this arrangement will be approximately $29,000. The property development activities will be conducted into the Company’s 2013 fiscal year.

17.    Contingencies

With the exception of the South African Revenue Service Matter, as described below, in connection with ASC 450, Contingencies, the Company has not accrued for a loss contingency relating to any of the investigations and legal proceedings disclosed below because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable and reasonably estimable.

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

In 2008, 2009 and 2011, the Company responded to requests for information issued by the European Commission (EC) requesting information and records relating to the EC’s investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area. In February 2010, in connection with the EC’s ongoing investigation, the EC sent a Statement of Objections to the Company and a number of other freight forwarding and logistics providers. The Statement of Objections alleges infringements of European Union competition law with respect to various surcharges. The Company responded in writing to the EC’s Statement of Objections in April 2010. Representatives of the Company attended a hearing in July 2010 to discuss our position with the EC officials. On March 28, 2012, the Company was notified by the EC that the EC had adopted a decision against the Company and two of its subsidiaries. The EC’s decision imposes a fine of 3,068 euro (or approximately $4,080 on based on exchange rates in effect as of the date of this filing) against us. We are evaluating our alternatives with respect to the decision and fine, including whether to challenge the decision and the amount of the fine before the European Union’s General Court. As of the date of these financial statements, the Company had not yet received the full text of the EC’s decision.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

In November 2009, one of the Company’s subsidiaries received a summons from the South African Competition Commission (“SACC”) requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In 2010 and 2011, the Company responded to information requests and met with representatives from the SACC to discuss the Company’s position with regard to these matters. On February 29, 2012, the Company learned that the SACC determined not to refer the matter to the South African Competition Tribunal. As a result, the SACC’s investigation with respect to the Company has ended without liability to the Company.

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

The Company has incurred, and may in the future incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, the EC or any other regulatory body concludes that the Company or any of its subsidiaries have engaged in anti-competitive behavior or if the Company does not prevail in related civil litigation, the Company could incur significant additional legal fees and other costs and penalties, which could include substantial fines, penalties and/or criminal sanctions against us and/or certain of our current or former officers, directors and employees, and the Company could be liable for damages. Any of these fees, costs, penalties, damages, sanctions or liabilities could have a material adverse effect on the Company and its financial results. As of the date of this filing, except for the decision and fine imposed by the EC, an estimate of any possible loss or range of loss cannot be made. In the case of the decision and fine imposed by the EC, the possible loss ranges from no loss, in the event of a successful appeal by the Company, to the full amount of the fine.

South African Revenue Service Matter.    The Company is involved in a dispute with the South African Revenue Service with respect to the Company’s use of “owner drivers” for the collection and delivery of cargo in South Africa. The South African Revenue Service is claiming that the Company is liable for employee taxes in respect of these owner drivers. The Company has objected to this claim and, together with its legal and tax advisors, believes that the owner drivers are not “employees” and that accordingly there is no tax liability in respect of these owner drivers in terms of the South African income tax act. This matter relates to the years 2002 through 2004 and 2006 and 2007. The 2005 tax year is not under assessment. The Company is presently engaged in formal settlement discussions with the South African Revenue Service. Although a formal settlement agreement has not been signed, during the fourth quarter ended January 31, 2012, the Company recorded a charge for $3,106 which amount represents the Company’s best estimate of the total settlement value for all years under dispute based on the settlement discussions to date. On March 28, 2012, the Company received verbal confirmation from the South African Revenue Service that it had accepted the Company’s latest settlement proposal; accordingly, the Company does not anticipate any further costs associated with this matter. Notwithstanding that fact, there can be no assurance that a formal settlement agreement will be signed or, if a settlement agreement is signed, that the final amount will not exceed the $3,106. The aggregate amount claimed by the South African Revenue Service for all years under review is approximately $9,202 based on exchange rates as of January 31, 2012.

Per Transport Litigation.    The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The total maximum of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12,493 based on exchange rates as of January 31, 2012. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company has agreed to indemnify these individuals in connection with these proceedings.

18.    Related Party Transactions

As of January 31, 2011 and 2010, UTi Logistics Israel Ltd. had a service agreement with a shipping services company which previously owned 25% of this subsidiary. As of January 31, 2011 and 2010, UTi Logistics Israel Ltd. had arm's length commercial transactions with the shipping services company, as well as a loan of approximately $4,042 and $4,025, respectively. There were no amounts outstanding under this loan agreement as of January 31, 2012. The Company acquired the 25% minority interest of this subsidiary effective October 31, 2011. See Note 2, “Acquisitions.”

One of the Company’s Polish operating subsidiaries was party to a service agreement pursuant to which the subsidiary provides freight services, to a client which is owned wholly by one of the subsidiaries’ directors. During the fiscal years ended January 31, 2011 and 2010, this client paid the Company’s Polish subsidiary approximately $1,319 and $1,449, respectively, for these services which were provided on an arm’s length basis. For the fiscal year ended January 31, 2012, the client was no longer owned by one of the subsidiaries directors.

One of the Company’s subsidiaries in the United States is party to an operating agreement with an equity-method investee pursuant to which the subsidiary provides arm’s length commercial contract logistics services to the investee. Included in revenues were $27,312, $3,431 and $3,133, for the fiscal years ended January 31, 2012, 2011 and 2010, respectively. Included in accounts receivable were amounts related to this agreement of $5,281 and $673 at January 31, 2012 and 2011, respectively. Under a separate agreement, the subsidiary receives management services from this equity-method investee for an unrelated business activity. Management fees paid to the equity-method investee for the fiscal years ended January 31, 2011 and 2010, were $400 and $400, respectively. Management fees payable to the equity-method investee was $46 at January 31, 2011. For the fiscal year ended January 31, 2012, there were no management fees paid or payable at January 31, 2012.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2012 and 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair value measurement at reporting date using:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Balance at January 31, 2012:
Assets
Cash and cash equivalents	$321,761	$321,761	$—	$—
Forward exchange contracts	415	—	415	—
Other	2,586	—	—	2,586

Total	$324,762	$321,761	$415	$2,586

Liabilities
Forward exchange contracts	$646	$—	$646	$—

Total	$646	$—	$646	$—

Balance at January 31, 2011:
Assets
Cash and cash equivalents	$326,795	$326,795	$—	$—
Forward exchange contracts	445	—	445	—
Other	388	—	—	388

Total	$327,628	$326,795	$445	$388

Liabilities
Forward exchange contracts	$108	$—	$108	$—
Other	649	—	—	649

Total	$757	$—	$108	$649

Forward Exchange Contracts.    The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

The following table presents the changes in Level 3 instruments measured on a recurring basis for the fiscal years ended January 31, 2012 and 2011:

	2012	2011
Assets:
Balance at beginning of year	$388	$476
Additions	1,686	—
Net change in fair value included in earnings	724	(93)
Foreign currency translation	(212)	5

Balance at end of year	$2,586	$388

Liabilities:
Balance at beginning of year	$649	$811
Deletions	(111)	—
Net change in fair value included in earnings	(563)	(170)
Foreign currency translation	25	8

Balance at end of year	$—	$649

Fair Value Measurements on Non-Recurring Basis.    Certain assets and liabilities are not measured at fair value, but are recognized and disclosed at fair value on a non-recurring basis. During the years ended January 31, 2012 and 2011, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to business combinations that closed within the period and to the evaluation of impairment which involves comparing the fair value of the Company’s reporting units to their recorded value, including goodwill and intangible assets.

For business combinations, the Company uses inputs other than quoted prices that are observable, such as interest rates, cost of capital and market comparable royalty rates, which are applied to income and market valuation approaches, and therefore, are classified as Level 2. The fair value of net identifiable tangible and intangible assets acquired and liabilities assumed (excluding goodwill) for business combinations that closed during the periods indicated were not material to the Company’s consolidated financial statements. In the evaluation of impairment, the Company uses a DCF model, corroborated by comparative market multiples, where appropriate, to determine the current fair value of its reporting units. A number of significant assumptions and estimates that use unobservable inputs are involved in the application of the DCF model to forecast operating cash flows, and therefore, are classified as Level 3. For further information on the impairments recorded, see Note 7, “Goodwill and Other Intangible Assets.”

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

20.    Segment Reporting

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

Certain information regarding the Company’s operations by segment is summarized as follows:

	Fiscal year ended January 31, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$3,384,335	$1,529,886	$—	$4,914,221

Purchased transportation costs	2,599,687	610,665	—	3,210,352
Staff costs	443,960	465,669	28,963	938,592
Depreciation	17,300	28,417	2,301	48,018
Amortization of intangible assets	4,398	8,943	2,420	15,761
Severance and other	5,555	5,653	3,924	15,132
Intangible assets impairment	—	5,178	—	5,178
Other operating expenses	196,885	336,431	19,202	552,518

Total operating expenses	3,267,785	1,460,956	56,810	4,785,551

Operating income/(loss)	$116,550	$68,930	$(56,810)	128,670

Interest income				18,122
Interest expense				(31,908)
Other expense, net				(236)

Pretax income				114,648
Provision for income taxes				35,650

Net income				78,998
Net income attributable to noncontrolling interests				6,465

Net income attributable to UTi Worldwide Inc.				$72,533

Capital expenditures for property, plant equipment	$25,370	$67,668	$7,284	$100,322

Capital expenditures for internally-developed software	$—	$141	$48,419	$48,560

Segment assets	$1,323,455	$800,099	$132,095	$2,255,649

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

	Fiscal year ended January 31, 2011
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$3,162,238	$1,387,535	$—	$4,549,773

Purchased transportation costs	2,456,000	538,302	—	2,994,302
Staff costs	391,060	433,641	25,294	849,995
Depreciation	16,868	29,192	(52)	46,008
Amortization of intangible assets	4,238	9,681	799	14,718
Other operating expenses	195,014	305,619	21,401	522,034

Total operating expenses	3,063,180	1,316,435	47,442	4,427,057

Operating income/(loss)	$99,058	$71,100	$(47,442)	122,716

Interest income				14,448
Interest expense				(30,557)
Other income, net				1,245

Pretax income				107,852
Provision for income taxes				33,229

Net income				74,623
Net income attributable to noncontrolling interests				4,720

Net income attributable to UTi Worldwide Inc.				$69,903

Capital expenditures for property, plant and equipment	$27,153	$15,564	$14,329	$57,046

Capital expenditures for internally-developed software	$—	$323	$24,683	$25,006

Segment assets	$1,273,259	$759,097	$80,349	$2,112,705

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

	Fiscal year ended January 31, 2010
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,351,093	$1,216,429	$—	$3,567,522

Purchased transportation costs	1,755,435	451,086	—	2,206,521
Staff costs	346,087	392,307	14,755	753,149
Depreciation	15,410	27,835	749	43,994
Amortization of intangible assets	3,850	7,276	—	11,126
Severance and other	—	—	1,231	1,231
Goodwill impairment	—	1,562	—	1,562
Other operating expenses	163,438	284,923	18,074	466,435

Total operating expenses	2,284,220	1,164,989	34,809	3,484,018

Operating income/(loss)	$66,873	$51,440	$(34,809)	83,504

Interest income				10,221
Interest expense				(22,942)
Other expense, net				(855)

Pretax income				69,928
Provision for income taxes				24,428

Net income				45,500
Net income attributable to noncontrolling interests				4,386

Net income attributable to UTi Worldwide Inc.				$41,114

Capital expenditures for property, plant and equipment	$14,114	$23,089	$3,674	$40,877

Capital expenditures for internally-developed software	$—	$2,272	$6,188	$8,460

Segment assets	$1,119,080	$710,447	$108,019	$1,937,546

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

Revenues attributable to the Company’s geographic regions are as follows:

	Fiscal years ended January 31,
	2012			2011			2010
	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total
EMENA(1)	$1,041,126	$222,558	$1,263,684	$941,176	$257,949	$1,199,125	$827,823	$248,601	$1,076,424
Americas	753,999	844,244	1,598,243	648,451	726,176	1,374,627	480,890	642,840	1,123,730
Asia Pacific	1,083,718	61,509	1,145,227	1,158,101	44,427	1,202,528	758,408	34,985	793,393
Africa	505,492	401,575	907,067	414,510	358,983	773,493	283,972	290,003	573,975

Total	$3,384,335	$1,529,886	$4,914,221	$3,162,238	$1,387,535	$4,549,773	$2,351,093	$1,216,429	$3,567,522

(1)	EMENA is comprised of Europe, Middle East and North Africa

The following table shows long-lived assets, attributable to the Company’s geographic regions:

	Fiscal years ended January 31,
	2012	2011	2010
EMENA	$29,511	$31,646	$35,039
Americas	44,866	41,437	42,738
Asia Pacific	29,385	29,510	24,121
Africa	84,617	45,052	45,749

Total	$188,379	$147,645	$147,647

The following table shows long-lived assets attributable to specific countries:

	Fiscal years ended January 31,
	2012	2011	2010
United States	$36,667	$33,614	$34,579
South Africa	82,631	43,077	43,539
China	16,581	15,943	16,003
Spain	9,957	13,742	13,874
All Others	42,543	41,269	39,652

Total	$188,379	$147,645	$147,647

The following table shows revenues from external clients attributable to all foreign clients in total from which the Company derives revenues. The Company attributes revenues from external clients to individual countries based on geography:

	Fiscal years ended January 31,
	2012	2011	2010
United States	$1,267,288	$1,147,806	$950,314
South Africa	874,411	751,014	559,298
China	466,333	539,805	352,396
Spain	141,298	160,150	163,754
All Others	2,164,891	1,950,998	1,541,760

Total	$4,914,221	$4,549,773	$3,567,522

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2012, 2011 and 2010

The following table shows the revenue attributable to the Company’s principal services:

	Fiscal years ended January 31,
	2012	2011	2010
Revenues:
Airfreight forwarding	$1,725,537	$1,608,312	$1,187,880
Ocean freight forwarding	1,230,032	1,190,529	891,276
Customs brokerage	124,777	108,804	92,456
Contract logistics	824,962	736,376	650,739
Distribution	548,733	488,261	414,920
Other	460,180	417,491	330,251

Total revenues	$4,914,221	$4,549,773	$3,567,522

Purchased transportation costs:
Airfreight forwarding	$1,353,633	$1,273,408	$904,179
Ocean freight forwarding	1,020,138	998,234	717,093
Customs brokerage	5,159	6,102	5,712
Contract logistics	199,765	158,436	125,245
Distribution	372,930	331,654	277,849
Other	258,727	226,468	176,443

Total purchased transportation costs	$3,210,352	$2,994,302	$2,206,521

21.    Selected Quarterly Financial Data (Unaudited)

For the fiscal years ended January 31,	First	Second	Third	Fourth	Total
Revenue:
2012	$1,198,705	$1,297,358	$1,264,536	$1,153,622	$4,914,221
2011	1,055,156	1,151,090	1,198,404	1,145,123	4,549,773
Purchased transportation costs:
2012	788,128	853,962	821,161	747,101	3,210,352
2011	689,408	772,020	792,264	740,610	2,994,302
Operating income:
2012	18,793	39,741	48,281	21,855	128,670
2011	18,952	33,901	43,911	25,952	122,716
Provision for income taxes:
2012	4,235	11,259	13,971	6,185	35,650
2011	4,936	9,319	12,851	6,123	33,229
Net income attributable to UTi Worldwide Inc.:
2012	8,743	22,873	28,536	12,381	72,533
2011	10,074	18,869	26,423	14,537	69,903
Basic earnings per share:
2012	0.09	0.22	0.28	0.12	0.71

2011	0.10	0.19	0.26	0.14	0.70

Diluted earnings per share:
2012	0.08	0.22	0.28	0.12	0.70

2011	0.10	0.19	0.26	0.14	0.68

Other comprehensive income/(loss):
2012	42,995	(9,369)	(42,842)	(11,651)	(20,867)
2011	6,612	(5,490)	22,764	(12,098)	11,788

(1)	The basic earnings per share amounts for the quarters do not add to the total fiscal year ended January 31, 2011 amount due to the effects of rounding.

(2)	The diluted earnings per share amounts for the quarters do not add to the total fiscal year ended January 31, 2011 amount due to the effects of rounding.

UTi Worldwide Inc.

Schedule II

Valuation and Qualifying Accounts

Fiscal years ended January 31,	Balance at beginning of year	Amounts charged to expense	Charges against the allowance	Foreign currency translation	Balance at end of year
	(In Thousands)
2012
Allowance for Doubtful Accounts	$13,676	$6,863	$(4,156)	$(671)	$15,712
Deferred Tax Asset Valuation Allowance	24,735	20,853	—	(2,077)	43,511
2011
Allowance for Doubtful Accounts	13,686	4,361	(4,730)	359	13,676
Deferred Tax Asset Valuation Allowance	17,323	7,546	1	(135)	24,735
2010
Allowance for Doubtful Accounts	15,118	3,507	(6,943)	2,005	13,686
Deferred Tax Asset Valuation Allowance	10,781	5,865	(424)	1,101	17,323
Restructuring Related Provisions	803	1,231	(2,034)	—	—

Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in our financial statements.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)
3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)
10.1	Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.2	Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.3	Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.4	Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.6+	Letter Agreement between Mr. Gene Ochi and the company, dated as of September 6, 2011(which supersedes and replaces Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed September 8, 2011)
10.7+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.8+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.9+	Letter Agreement between Mr. William Gates and the company, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed April 1, 2009)
10.10+	Master Services Agreement between Mr. William Gates and the company, dated as of February 1, 2011 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K filed March 30, 2011)
10.11+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.12+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.13+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10.14+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.15+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.16+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.17+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.18+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.19+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.20+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.21+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.22+	UTi Worldwide Inc. Supplemental Benefits Allowance Program (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 11, 2009)
10.23+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10.24+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10.25+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.26+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.27+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.28+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.29+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.30+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.31+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.32+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.33+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10.34+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10.35+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.36	Note Purchase Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.37	Note Purchase Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.38	Amended and Restated Letter of Credit and Cash Draw Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.39	Amended and Restated Letter of Credit Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.40	Credit Agreement dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Bank of the West (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.41	Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.42	First Amendment Agreement to Note Purchase Agreement dated July 9, 2009, dated March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
12.1	Statement regarding computation of ratio of earnings to fixed charges
21	Subsidiaries of the company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.