Form 10-K/A
period 2012-01-31
UTi WORLDWIDE INC
filed 2012-04-11
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

UTi Worldwide Inc.

10-K/A for fiscal year ended January 31, 2012

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of UTi Worldwide Inc. for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2012 (the “Form 10-K”), is solely to correct two cross-references contained on the exhibit index and to correct cross-references appearing on pages F-3, F-4 and Exhibit 23 to the Form 10-K. Pages F-3, F-4 and Exhibit 23 to Form 10-K contained incorrect reference dates of March 27, 2012, March 26, 2012, and March 26, 2012, respectively. All reference dates were amended to reflect reference dates of March 29, 2012, as corrected.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Form 10-K/A currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any disclosures made in the original Form 10-K.

UTi Worldwide Inc.

Annual Report on Form 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended January 31, 2012

i

Introduction

As used in this Annual Report on Form 10-K/A, the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

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

In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K/A, including, without limitation, those contained under the heading, “Risk Factors,” contained in Part I, Item 1A of this Form 10-K/A. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

Acquisitions.    We have grown in the past and may grow, in the future, through acquisitions. We completed one acquisition during fiscal 2012, which was not material to our operations taken as a whole. In the past our acquisitions have had a significant impact on the comparability of our operating results, increasing revenues and expenses, over the respective prior comparable periods and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year, will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of their respective acquisitions. We consider the operating results of an acquired company during the year following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth. Historically, we have financed acquisitions with a combination of cash from operations, share issuances and borrowings. We may borrow additional money or issue additional ordinary shares in the future to finance acquisitions. From time-to-time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to potential acquisition targets. Readers are urged to carefully read the cautionary statements relating to acquisitions, contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K/A.

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

We have adopted a Code of Conduct and Ethics that applies to our executive officers, including the Chief Executive Officer and the Chief Financial Officer. The full text of the code is published on our website at www.go2uti.com in the “Corporate Governance” section. In the event that we make any amendments to, or grant any waivers of, a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose such amendment or waiver on our website. Information on our website, however, does not form a part of this annual report on Form  10-K/A.

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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

1.  Financial Statements and Financial Statement Schedule

Our consolidated financial statements are attached to this report and begin on page F-1.

2.  Exhibits

The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Description
3.1		Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)
3.2		Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)
10.1		Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.2		Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.3		Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.4		Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10	.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.7 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10	.6+	Letter Agreement between Mr. Gene Ochi and the company, dated as of September 6, 2011 (which supersedes and replaces Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed September 8, 2011) (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K filed March 29, 2012)
10	.7+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.8 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.8+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.9+	Letter Agreement between Mr. William Gates and the company, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed April 1, 2009)
10	.10+	Master Services Agreement between Mr. William Gates and the company, dated as of February 1, 2011 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K filed March 30, 2011)
10	.11+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.12+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.13+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10	.14+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.15+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.16+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10	.17+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.18+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.19+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.20+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10	.21+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10	.22+	UTi Worldwide Inc. Supplemental Benefits Allowance Program (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 11, 2009)
10	.23+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10	.24+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10	.25+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)

10.26+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.27+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.28+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.29+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.30+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.31+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.32+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.33+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10.34+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10.35+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.36	Note Purchase Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.37	Note Purchase Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.38	Amended and Restated Letter of Credit and Cash Draw Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.39	Amended and Restated Letter of Credit Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.40	Credit Agreement dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Bank of the West (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.41	Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.42	First Amendment Agreement to Note Purchase Agreement dated July 9, 2009, dated March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
12.1†	Statement regarding computation of ratio of earnings to fixed charges
21	Subsidiaries of the company (incorporated by reference to Exhibit 21 to the company’s Annual Report on Form 10-K filed March 29, 2012)
23†	Consent of Independent Registered Public Accounting Firm
31.1†	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

†	Filed as an exhibit herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

By:	/s/ ERIC W. KIRCHNER
Eric W. Kirchner
Chief Executive Officer

Date: April 11, 2012

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the fiscal year ended January 31, 2012, of the Company and our report dated March 29, 2012 expressed an unqualified opinion on those financial statements and the financial statement schedule and includes an explanatory paragraph regarding the adoption of Accounting Standard Update No. 2011-05, Presentation of Comprehensive Income.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)
3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)
10.1	Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.2	Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.3	Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.4	Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.7 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.6+	Letter Agreement between Mr. Gene Ochi and the company, dated as of September 6, 2011(which supersedes and replaces Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed September 8, 2011) (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K filed March 29, 2012)
10.7+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.8 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.8+	Amended and Restated Employment Agreement of Mr. William Gates, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.9+	Letter Agreement between Mr. William Gates and the company, dated as of October 1, 2008 (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed April 1, 2009)
10.10+	Master Services Agreement between Mr. William Gates and the company, dated as of February 1, 2011 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K filed March 30, 2011)
10.11+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.12+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.13+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10.14+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.15+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.16+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.17+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.18+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.19+	Uniserv Executive Provident Fund, as amended (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.20+	Uniserv Pension Fund, as amended (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.21+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.22 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.22+	UTi Worldwide Inc. Supplemental Benefits Allowance Program (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 11, 2009)
10.23+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.23 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10.24+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10.25+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.26+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.27+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.28+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.29+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.30+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.31+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.32+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.33+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10.34+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 16, 2007)
10.35+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.36	Note Purchase Agreement, dated as of July 9, 2009, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.37	Note Purchase Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.38	Amended and Restated Letter of Credit and Cash Draw Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.39	Amended and Restated Letter of Credit Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.40	Credit Agreement dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Bank of the West (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.41	Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.42	First Amendment Agreement to Note Purchase Agreement dated July 9, 2009, dated March 25, 2010, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
12.1†	Statement regarding computation of ratio of earnings to fixed charges
21	Subsidiaries of the company (incorporated by reference to Exhibit 21 to the company’s Annual Report on Form 10-K filed March 29, 2012)
23†	Consent of Independent Registered Public Accounting Firm
31.1†	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

†	Filed as an exhibit herewith.