Form 10-Q
period 2012-04-30
UTi WORLDWIDE INC
filed 2012-06-08
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

At June 4, 2012, the number of shares outstanding of the issuer’s ordinary shares was 103,577,640.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended April 30, 2012

- i -

Part I. Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income

For the three months ended April 30, 2012 and 2011

(in thousands, except share and per share amounts)

	Three months ended April 30,
	2012	2011
	(Unaudited)

Revenues	$1,148,283	$1,198,705

Purchased transportation costs	742,516	788,128
Staff costs	231,188	233,345
Depreciation	11,496	12,441
Amortization of intangible assets	3,242	3,455
Severance and other	1,700	4,849
Other operating expenses	134,601	137,694

Operating income	23,540	18,793
Interest income	3,585	4,228
Interest expense	(6,393)	(8,452)
Other (expense)/income, net	(28)	176

Pretax income	20,704	14,745
Provision for income taxes	6,474	4,235

Net income	14,230	10,510

Net income attributable to non-controlling interests	1,344	1,767

Net income attributable to UTi Worldwide Inc.	$12,886	$8,743

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.13	$0.09

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.12	$0.08

Number of weighted average common shares outstanding used for per share calculations
Basic shares	103,003,684	102,110,811
Diluted shares	103,947,963	104,015,880

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income

For the three months ended April 30, 2012 and 2011

(in thousands)

	Three months ended April 30,
	2012	2011
	(Unaudited)

Net income	$14,230	$10,510

Other comprehensive (loss)/income:
Foreign currency translation	(761)	44,056
Defined benefit pension plans:
Actuarial gain/(loss) (net of tax of $203 and $7 as of April 30, 2012 and 2011, respectively)	473	(17)
Amortization of prior service cost included in net period benefit cost (net of tax of $1 as of April 30, 2012 and 2011)	(3)	(3)
Foreign currency translation	(20)	(17)

Other comprehensive (loss)/income	(311)	44,019

Comprehensive income	13,919	54,529
Comprehensive income attributable to non-controlling interests	1,101	2,791

Comprehensive income attributable to UTi Worldwide Inc.	$12,818	$51,738

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

As of April 30, 2012 and January 31, 2012

(in thousands, except share amounts)

	April 30, 2012	January 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$329,434	$321,761
Trade receivables (net of allowance for doubtful accounts of $14,700 and $15,712 as of April 30, 2012 and January 31, 2012, respectively)	954,793	947,480
Deferred income taxes	20,046	20,372
Other current assets	140,136	132,545

Total current assets	1,444,409	1,422,158
Property, plant and equipment (net of accumulated depreciation of $213,136 and $204,239 as of April 30, 2012 and January 31, 2012, respectively)	232,566	216,299
Goodwill	416,293	415,222
Other intangible assets, net	124,903	119,015
Investments	1,006	1,108
Deferred income taxes	36,333	43,272
Other non-current assets	39,441	38,575

Total assets	$2,294,951	$2,255,649

LIABILITIES & EQUITY
Bank lines of credit	$128,574	$76,240
Short-term borrowings	984	1,019
Current portion of long-term borrowings	23,955	21,775
Current portion of capital lease obligations	12,475	13,768
Trade payables and other accrued liabilities	833,365	859,086
Income taxes payable	9,570	12,657
Deferred income taxes	4,308	1,927

Total current liabilities	1,013,231	986,472

Long-term borrowings, excluding current portion	233,677	231,204
Capital lease obligations, excluding current portion	14,281	15,845
Deferred income taxes	24,327	31,845
Other non-current liabilities	41,188	38,775

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock - ordinary shares of no par value: 103,550,047 and 102,833,998 shares issued and outstanding as of April 30, 2012 and January 31, 2012, respectively	493,940	491,073
Retained earnings	516,561	503,675
Accumulated other comprehensive loss	(56,051)	(55,983)

Total UTi Worldwide Inc. shareholders’ equity	954,450	938,765
Non-controlling interests	13,797	12,743

Total equity	968,247	951,508

Total liabilities and equity	$2,294,951	$2,255,649

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

For the three months ended April 30, 2012 and 2011

(in thousands)

	Three months ended April 30,
	2012	2011
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$14,230	$10,510
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation costs	3,569	3,698
Depreciation	11,496	12,441
Amortization of intangible assets	3,242	3,455
Amortization of debt issuance costs	384	782
Deferred income taxes	2,154	(1,717)
Uncertain tax positions	206	168
Excess tax benefits from share-based compensation	(256)	(398)
Loss on disposal of property, plant and equipment	15	54
Provision for doubtful accounts	62	1,089
Other	697	398
Changes in operating assets and liabilities:
Increase in trade receivables	(6,839)	(94,581)
Increase in other assets	(8,860)	(5,308)
(Decrease)/increase in trade payables	(8,755)	35,348
Decrease in accrued liabilities and other liabilities	(21,593)	(9,572)

Net cash used in operating activities	(10,248)	(43,633)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding software	(11,790)	(3,935)
Proceeds from disposal of property, plant and equipment	1,786	906
Purchases of software and other intangible assets	(6,524)	(5,153)
Net increase in other non-current assets	(661)	(1,620)
Other	108	(4)

Net cash used in investing activities	(17,081)	(9,806)

FINANCING ACTIVITIES:
Borrowings from bank lines of credit	65,642	28,873
Repayments of bank lines of credit	(16,743)	(20,177)
Net borrowings under revolving lines of credit	3,770	9,139
Net (decrease)/increase in short-term borrowings	(18)	57
Proceeds from issuance of long-term borrowings	556	198
Repayment of long-term borrowings	(10,072)	(1,787)
Debt issuance costs	(1,112)	—
Repayment of capital lease obligations	(5,506)	(4,373)
Acquisition of non-controlling interests	—	(1,168)
Distribution to non-controlling interests and other	(47)	(183)
Ordinary shares settled under share-based compensation plans	(2,408)	—
Proceeds from issuance of ordinary shares	1,449	1,334
Excess tax benefits from share-based compensation	256	398

Net cash provided by financing activities	35,767	12,311

Effect of foreign exchange rate changes on cash and cash equivalents	(765)	19,330

Net increase/(decrease) in cash and cash equivalents	7,673	(21,798)
Cash and cash equivalents at beginning of period	321,761	326,795

Cash and cash equivalents at end of period	$329,434	$304,997

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

For the three months ended April 30, 2012 and 2011 (Unaudited)

NOTE 1.	Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of April 30, 2012 and January 31, 2012, and the consolidated statements of income, comprehensive income and cash flows for the three months ended April 30, 2012 and 2011. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three months ended April 30, 2012 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2013 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012.

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

Foreign Currency Translation. Included in other income, net, are net expenses of $28 and net gains of $176 on foreign exchange for the three months ended April 30, 2012 and 2011, respectively.

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $304,582 of these deposits was not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States (U.S.) as of April 30, 2012.

Call Options. In connection with the Company’s operations in Indonesia, options were granted providing the Company with the right to call a minority partner’s shares of a subsidiary under certain circumstances. The Company has recorded assets which represent the difference between the estimated strike price and estimated fair value of the attributable subsidiary equity. The amount included in other non-current assets was $2,479 and $2,586 as of April 30, 2012 and January 31, 2012, respectively.

Pharma Property Development Agreements. During the fiscal year ended January 31, 2012, the Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. In addition to the other documents for the transaction, the Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the Company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. Based on these agreements, the Company has recorded the costs incurred by the developer as property, plant and equipment and a corresponding long term payable to the developer. As of April 30, 2012, included in property, plant and equipment, and long-term borrowings, is $51,605 under this arrangement. The Company currently estimates that its capital commitments under this arrangement, including warehouse-related equipment, will be approximately $66,000, including land and buildings of $37,000 and warehouse-related equipment of $29,000. The property development activities are expected to be conducted into the Company’s fourth quarter of fiscal year 2013.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, long-term deposits, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, call options, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and call options, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As discussed further in Note 11, “Borrowings” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of April 30, 2012, the fair value of these notes was $49,136, compared to book value of $45,833. In addition, as discussed further in Note 11, “Borrowings” on June 24, 2011, the Company issued $150,000 of senior unsecured guaranteed notes bearing an interest rate of 3.67% per annum. As of April 30, 2012, the fair value of these notes was $152,454, compared to a book value of $150,000 for this period. The Company’s call options are recorded at their estimated fair value.

Recent Accounting Pronouncements

Adoption of New Accounting Standards. In September 2011, the FASB issued ASU 2011-08 to Codification Topic 350, Intangibles – Goodwill and Other, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The Company’s adoption of this standard on February 1, 2012 did not have a significant impact on its consolidated statements of income and financial position.

Standards Issued But Not Yet Effective. New pronouncements issued but not effective until after April 30, 2012 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2.	Acquisitions

All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition. The Company did not complete any acquisitions during the three months ended April 30, 2012.

NOTE 3.	Earnings per Share

Earnings per share are calculated as follows:

	Three months ended April 30,
	2012	2011
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net income	$12,886	$8,743

Weighted average number of ordinary shares	103,003,684	102,110,811

Incremental shares required for diluted earnings per share related to stock options/restricted share units	944,279	1,905,069

Diluted weighted average number of ordinary shares	103,947,963	104,015,880

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.13	$0.09

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.12	$0.08

Weighted-average diluted shares outstanding exclude 2,249,510 and 1,158,579 shares for the three months ended April 30, 2012 and 2011, respectively, because such shares represent stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period, and were therefore anti-dilutive.

NOTE 4.	Equity

Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc.’s Equity
	Common stock	Retained earnings	Accumulated other comprehensive income/(loss)	Non-controlling interests	Total

Balance at February 1, 2012	$491,073	$503,675	$(55,983)	$12,743	$951,508
Ordinary shares settled under share-based compensation plans	(2,408)	—	—	—	(2,408)
Employee share-based compensation plans	5,275	—	—	—	5,275
Net income	—	12,886	—	1,344	14,230
Foreign currency translation adjustment and other	—	—	(68)	(243)	(311)
Distribution to non-controlling interests and other	—	—	—	(47)	(47)

Balance at April 30, 2012	$493,940	$516,561	$(56,051)	$13,797	$968,247

Balance at February 1, 2011	$484,884	$437,307	$(35,116)	$13,089	$900,164
Employee share-based compensation plans	5,430	—	—	—	5,430
Net income	—	8,743	—	1,767	10,510
Foreign currency translation adjustment and other	—	—	42,995	1,024	44,019
Acquisition of non-controlling interests	(1,121)	—	—	—	(1,121)
Distribution to non-controlling interests and other	—	—	—	(157)	(157)

Balance at April 30, 2011	$489,193	$446,050	$7,879	$15,723	$958,845

NOTE 5.	Segment Reporting

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$761,548	$386,735	$—	$1,148,283

Purchased transportation costs	585,234	157,282	—	742,516
Staff costs	106,432	115,829	8,927	231,188
Depreciation	4,207	6,753	536	11,496
Amortization of intangible assets	1,054	1,648	540	3,242
Severance and other	667	826	207	1,700
Other operating expenses	46,604	83,743	4,254	134,601

Total operating expenses	744,198	366,081	14,464	1,124,743

Operating income/(loss)	$17,350	$20,654	$(14,464)	23,540

Interest income				3,585
Interest expense				(6,393)
Other expense, net				(28)

Pretax income				20,704
Provision for income taxes				6,474

Net income				14,230
Net income attributable to non-controlling interests				1,344

Net income attributable to UTi Worldwide Inc.				$12,886

Capital expenditures for property, plant and equipment	$4,340	$22,873	$1,717	$28,930

Capital expenditures for internally developed software	$—	$—	$9,013	$9,013

Segment assets	$1,288,275	$861,510	$145,166	$2,294,951

	Three months ended April 30, 2011
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$829,753	$368,952	$—	$1,198,705

Purchased transportation costs	645,250	142,878	—	788,128
Staff costs	109,667	116,713	6,965	233,345
Depreciation	4,388	7,394	659	12,441
Amortization of intangible assets	1,086	1,719	650	3,455
Severance and other	1,973	2,876	—	4,849
Other operating expenses	48,664	83,756	5,274	137,694

Total operating expenses	811,028	355,336	13,548	1,179,912

Operating income/(loss)	$18,725	$13,616	$(13,548)	18,793

Interest income				4,228
Interest expense				(8,452)
Other income, net				176

Pretax income				14,745
Provision for income taxes				4,235

Net income				10,510
Net income attributable to non-controlling interests				1,767

Net income attributable to UTi Worldwide Inc.				$8,743

Capital expenditures for property, plant and equipment.	$5,003	$27,142	$2,670	$34,815

Capital expenditures for internally developed software	$—	$141	$6,799	$6,940

Segment assets	$1,353,473	$847,518	$106,922	$2,307,913

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

The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended April 30,
	2012			2011
	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total

EMENA	$244,345	$62,988	$307,333	$273,831	$56,471	$330,302
Americas	186,665	196,723	383,388	176,057	202,725	378,782
Asia Pacific	212,864	16,975	229,839	257,588	13,046	270,634
Africa	117,674	110,049	227,723	122,277	96,710	218,987

Total	$761,548	$386,735	$1,148,283	$829,753	$368,952	$1,198,705

The following table shows long-lived assets attributable to the Company’s geographic regions:

	As of April 30, 2012	As of January 31, 2012

EMENA	$28,626	$29,511
Americas	47,803	44,866
Asia Pacific	29,533	29,385
Africa	98,104	84,617

Total	$204,066	$188,379

The following table shows long-lived assets attributable to specific countries:

	As of April 30, 2012	As of January 31, 2012

United States	$40,734	$36,667
South Africa	95,716	82,631
China	17,372	16,581
Spain	9,528	9,957
All others	40,716	42,543

Total	$204,066	$188,379

Corporate assets totaling $28,500 and $27,920, as of April 30, 2012 and January 31, 2012, respectively, have been excluded from the long-lived assets tables above.

The following table shows revenues attributable to specific countries:

	Three months ended April 30,
	2012	2011

United States	$312,744	$302,579
South Africa	220,606	211,958
China	80,742	109,222
Spain	29,993	38,005
All others	504,198	536,941

Total	$1,148,283	$1,198,705

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended April 30,
	2012	2011

Revenues:
Airfreight forwarding	$381,140	$439,029
Ocean freight forwarding	284,707	281,578
Customs brokerage	28,266	30,253
Contract logistics	201,653	198,979
Distribution	148,888	129,353
Other	103,629	119,513

Total	$1,148,283	$1,198,705

Purchased transportation costs:
Airfreight forwarding	$301,822	$350,177
Ocean freight forwarding	234,505	234,235
Customs brokerage	1,443	1,554
Contract logistics	49,983	45,153
Distribution	97,007	87,859
Other	57,756	69,150

Total	$742,516	$788,128

NOTE 6.	Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment for the three months ended April 30, 2012 are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total

Balance at February 1, 2012	$173,732	$241,490	$415,222
Foreign currency translation	267	804	1,071

Balance at April 30, 2012	$173,999	$242,294	$416,293

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. No impairment was recognized during the three months ended April 30, 2012. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $100,494 at April 30, 2012 and January 31, 2012, all of which is included in the Company’s Contract Logistics and Distribution segment.

Other Intangible Assets. Amortizable intangible assets at April 30, 2012 and January 31, 2012 relate primarily to the estimated fair values of client relationships acquired with respect to certain acquisitions and software applications internally-developed by the Company for internal use. The carrying values of amortizable intangible assets at April 30, 2012 and January 31, 2012 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at April 30, 2012:
Client relationships	$86,824	$(47,881)	$38,943	9.1
Internally-developed software	89,462	(4,980)	84,482	6.7
Non-compete agreements	132	(84)	48	4.7
Other	4,927	(4,416)	511	3.7

Total	$181,345	$(57,361)	$123,984

Balance at January 31, 2012:
Client relationships	$86,544	$(45,328)	$41,216	9.1
Internally-developed software	80,437	(4,303)	76,134	4.8
Non-compete agreements	882	(825)	57	4.7
Other	4,887	(4,192)	695	3.7

Total	$172,750	$(54,648)	$118,102

Amortization expense totaled $3,242 and $3,455 for the three months ended April 30, 2012 and 2011, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31:

2013	$13,102
2014	21,291
2015	19,533
2016	18,162
2017	16,089

In addition to the amortizable intangible assets, the Company also had $919 and $913 of intangible assets not subject to amortization at April 30, 2012 and January 31, 2012, respectively, related primarily to acquired trade names.

NOTE 7.	Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Three months ended April 30,
	2012	2011

Net cash paid for:
Interest	$11,867	$9,896
Income taxes	11,518	8,104
Withholding taxes	562	—
Non-cash activities:
Capital lease obligations incurred to acquire assets	2,523	3,688
Long-term obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	14,033	20,619

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

In connection with a European Commission’s (EC) investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area, on March 28, 2012, the Company was notified by the EC’s staff that the staff had adopted a decision against the Company and two of its subsidiaries. The decision of the EC’s staff imposes a fine of 3,068 euro (or approximately $4,064 at April 30, 2012) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules and the Company has appealed the decision and the amount of the fine before the European Union’s General Court.

In May 2009, the Company learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, the Company received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against the Company, its Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. The Company intends to respond to this proceeding within 30 days after the last defendant in this global proceeding has been notified, which has not yet occurred.

In November 2009, one of the Company’s subsidiaries received a summons from the South African Competition Commission (SACC) requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In 2010 and 2011, the Company responded to information requests and met with representatives from the SACC to discuss the Company’s position with regard to these matters. On

February 29, 2012, the Company learned that the SACC determined not to refer the matter to the South African Competition Tribunal. As a result, the SACC’s investigation with respect to the Company has ended without liability to the Company.

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

The Company has incurred, and may in the future incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If the U.S. DOJ, or any other regulatory body concludes that the Company or any of its subsidiaries have engaged in anti-competitive behavior or if the Company does not prevail in related civil litigation, the Company could incur significant additional legal fees and other costs and penalties, which could include substantial fines, penalties and/or criminal sanctions against us and/or certain of our current or former officers, directors and employees, and the Company could be liable for damages. Any of these fees, costs, penalties, damages, sanctions or liabilities could have a material adverse effect on the Company and its financial results. As of the date of this filing, except for the decision and fine imposed by the EC, an estimate of any possible loss or range of loss cannot be made. In the case of the decision and fine imposed by the EC, the possible loss ranges from no loss, in the event of a successful appeal by the Company, to the full amount of the fine.

South African Revenue Service Matter. The Company was previously involved in a dispute with the South African Revenue Service (SARS) with respect to the Company’s use of “owner drivers” for the collection and delivery of cargo in South Africa. SARS claimed that the Company was liable for employee taxes in respect of these owner drivers. The Company believed that the owner drivers were not “employees” and that accordingly there was no tax liability in respect of these owner drivers in terms of the South African income tax act. During the fourth quarter ended January 31, 2012, in anticipation of a settlement, the Company recorded a charge for $3,106 relating to this matter. No additional charges are expected in connection with this matter. In April 2012, the Company signed a formal settlement agreement with SARS relating to this matter for all years through 2012, and settled the matter with a cash payment for an amount approximating the accrual.

Per Transport Litigation. The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12,576 based on exchange rates as of April 30, 2012. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company has agreed to indemnify these individuals in connection with these proceedings.

NOTE 9.	Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended April 30,
	2012	2011

Service cost	$304	$329
Interest cost	545	523
Expected return on assets	(337)	(369)
Amortization of net actuarial loss	26	30

Net periodic benefit cost	$538	$513

For the three months ended April 30, 2012 and 2011, the Company contributed approximately $574 and $684, respectively, to its defined benefit plans.

NOTE 10.	Share-Based Compensation

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

In addition to the 2009 LTIP, at April 30, 2012, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).

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

Employee Share-Based Compensation Activity

A summary of share-based compensation activity applicable to employee shared-based plans for the three months ended April 30, 2012 are as follows:

	2009 LTIP
	Shares subject to stock options	Weighted average exercise price	Restricted share units	Weighted average grant date fair value
Outstanding balance at February 1, 2012	183,983	$19.73	1,557,424	$18.44
Granted	234,477	16.81	902,183	16.81
Exercised/vested	—	—	(255,933)	18.20
Cancelled/forfeited	—	—	(24,451)	18.49

Outstanding balance at April 30, 2012	418,460	$18.09	2,179,223	$17.78

	2004 LTIP
	Shares subject to stock options	Weighted average exercise price	Restricted share units	Weighted average grant date fair value
Outstanding balance at February 1, 2012	1,437,585	$20.32	868,048	$17.90
Exercised/vested	(15,000)	16.64	(258,329)	18.12
Cancelled/forfeited	(29,377)	28.66	(17,058)	18.42

Outstanding balance at April 30, 2012	1,393,208	$20.18	592,661	$17.89

	2000 Stock Option Plan
	Shares subject to stock options	Weighted average exercise price
Outstanding balance at February 1, 2012	438,150	$8.74
Exercised	(187,500)	6.34

Outstanding balance at April 30, 2012	250,650	$10.53

Non-Employee Share-Based Compensation Activity. A summary of share-based compensation activity applicable to the non-employee director share-based plans for the three months ended April 30, 2012 are as follows:

	2004 Directors Incentive Plan		Directors Option Plan
	Restricted share units	Weighted average grant date fair value	Shares subject to stock options	Weighted average exercise price
Outstanding balance at February 1, 2012	31,318	$19.00	69,000	$11.04

Outstanding balance at April 30, 2012	31,318	$19.00	69,000	$11.04

In connection with its share-based compensation plans, the Company recorded approximately $3,569 and $3,698 of share-based compensation expense for the three months ended April 30, 2012 and 2011, respectively. As of April 30, 2012, the Company had approximately $32,706 of total unrecognized compensation related to share-based compensation to be expensed through April 2017.

NOTE 11.	Borrowings

Bank Lines of Credit. The Company utilizes a number of financial institutions to provide it with borrowings and letters of credit, guarantees and working capital facilities. Certain of these credit facilities are used for working capital, for issuing letters of credit to support the working capital and operational needs of various subsidiaries and to support various customs bonds and guarantees and for general corporate purposes. In other cases, customs bonds and guarantees are issued directly by various financial institutions. In some cases, the use of a particular credit facility is restricted to the country in which it originates. These particular credit facilities may restrict distributions by the subsidiary operating in such country.

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of April 30, 2012:

	2011 Royal Bank of Scotland N.V. (RBS) Facility	2011 Nedbank Facility	2011 Bank of the West Facility	2009 Nedbank South African Facilities(1)	Other Facilities(2)	Total

Credit facility limit	$50,000	$75,000	$50,000	$67,377	$170,755	$413,132

Facility usage for cash withdrawals(3)	$—	$12,278	$43,941	$1,477	$70,878	$128,574
Letters of credit and guarantees outstanding	40,702	3,849	—	28,076	90,473	163,100

Total facility/usage	$40,702	$16,127	$43,941	$29,553	$161,351	$291,674

Available, unused capacity	$9,298	$58,873	$6,059	$37,824	$9,404	$121,458
Available for cash withdrawals	$—	$22,722	$6,059	$38,491	$5,920	$73,192

(1)

The amounts in the table above reflect the Company’s 525,000 South African rand (ZAR) revolving credit facility, which is comprised of a 300,000 ZAR working capital facility and a 225,000 ZAR letter of credit, guarantee and forward exchange contract facility. Excluded from the table are amounts outstanding under the 250,000 ZAR revolving asset-based finance facility, which is a part of this facilities agreement, and which are included under capital lease obligations on the Company’s balance sheet.

(2)	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries.
(3)

Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 Nedbank Facility, $12,278 of letters of credit issued under such facility supports outstanding cash borrowings by the Company’s subsidiaries.

The 2011 RBS Facility provides for an aggregate availability of up to $50,000 in letters of credit and matures on June 24, 2013. The 2011 Nedbank Facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility and matures on June 24, 2016 for letter of credit items and no sooner than June 2014 for cash draw items. The 2011 Bank of the West Facility provides for up to $50,000 availability (subject to a $30,000 sublimit for certain letters of credit) for both cash withdrawals and letters of credit and matures on June 24, 2014. The 2011 RBS Facility, the 2011 Nedbank Facility and the 2011 Bank of the West Facility are referred to, collectively, as the “2011 Credit Facilities”. The Company’s obligations under the 2011 Credit Facilities are guaranteed by certain of its subsidiaries (the “Subsidiary Guarantors”).

2009 South African Facilities Agreement. On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (as amended, the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division, which agreement was amended by a First Addendum to Facilities Agreement dated April 4, 2012. The South African Facilities Agreement provides for a 525,000 ZAR revolving credit facility, which is comprised of a 300,000 ZAR working capital facility and a 225,000 ZAR letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides the Company’s South African operations with a 250,000 ZAR revolving asset-based finance facility, which includes a capital lease line. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.

The South African Facilities Agreement provides the Company with the option to request that the lenders increase their commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to 225,000 ZAR subject to the approval of such lenders and the satisfaction of certain conditions precedent. The South African Facilities Agreement matures in July 2016.

In addition to the facilities provided under the 2011 Credit Facilities and the South African Facilities Agreement, the Company utilizes a number of other financial institutions to provide it with incremental letter of credit, guarantee and working capital capacity. In some cases the use of particular facilities are restricted to the country in which they originated and in some cases the particular facilities may restrict distributions by the subsidiary operating in the country.

Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities listed above. The total of such bank borrowings at April 30, 2012 and January 31, 2012 was $984 and $1,019, respectively.

Long-term Borrowings. The following table presents information about the aggregate amount of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of April 30, 2012:

	2009 Note Purchase Agreement	2011 Note Purchase Agreement	Other Borrowings	Total

Current portion of long-term borrowings	$18,334	$—	$5,621	$23,955
Long-term borrowings, excluding current portion	27,499	150,000	56,178	233,677

Total	$45,833	$150,000	$61,799	$257,632

In July 2009, the Company issued $55,000 of senior unsecured guaranteed notes (the “2009 Notes”). The 2009 Notes bear interest at a rate of 8.06% per annum, payable semi-annually on the 9th day of February and August. The Company is required to repay approximately $9,167, or such lesser principal amount as then outstanding, on August 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Notes mature on August 9, 2014. On June 24, 2011, the Company issued $150,000 (principal amount of senior unsecured guaranteed notes (the “2011 Notes”). The 2011 Notes bear interest at a rate of 3.67% per annum, payable semi-annually, on the 24th day of February and August of each year up to and including August 24, 2018. Pursuant to the 2011 Notes, principal payments of $9,000 each are due on February 24th and August 24th of 2014, principal payments of $19,000 each are due on February 24th and August 24th of 2015, 2016 and 2017, and principal payments of $9,000 each are due on February 24th and August 24th of 2018. The 2011 Notes have a maturity date of August 24, 2018. The 2009 Notes and the 2011 Notes are guaranteed by the Subsidiary Guarantors.

Pharma Property Development Agreements. In connection with the Pharma Property Development Agreements, as of April 30, 2012, the Company has included $51,605 in long-term borrowings as a result of this arrangement; $9,143 of such borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate. The remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. The Company has received a commitment for long-term replacement financing upon the completion of the development and the Company’s expected purchase of the property, and is continuing to evaluate additional options for replacement financing. The Company intends to ultimately refinance the borrowings on a long-term basis.

NOTE 12.	Uncertain Tax Positions

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. During the quarter ended April 30, 2012 there were no material changes to the amount of unrecognized tax benefits. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of April 30, 2012 will decrease by up to $2,032 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2012 and January 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at Reporting Date Using:
Balance at April 30, 2012:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Assets:
Cash and cash equivalents	$329,434	$329,434	$—	$—
Forward exchange contracts	190	—	190	—
Call options	2,479	—	—	2,479

Total	$332,103	$329,434	$190	$2,479

Liabilities:
Forward exchange contracts	$133	$—	$133	$—

Total	$133	$—	$133	$—

Balance at January 31, 2012:
Assets:
Cash and cash equivalents	$321,761	$321,761	$—	$—
Forward exchange contracts	415	—	415	—
Call options	2,586	—	—	2,586

Total	$324,762	$321,761	$415	$2,586

Liabilities:
Forward exchange contracts	$646	$—	$646	$—

Total	$646	$—	$646	$—

The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

Call options granted to the Company and certain of the Company’s minority partners utilize Level 3 inputs. These call options do not have any quoted prices, nor can they be valued using inputs based on observable market data. These investments are valued internally, based on the difference between the estimated strike price and the estimated fair value of the minority partner equity, when the call options become exercisable.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended April 30, 2012 and 2011:

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Balance at February 1,	$2,586	$—	$388	$649
Additions	—	—	1,780	—
Net change in fair value included in earnings	(123)	—	(311)	(554)
Foreign currency translation	16	—	21	33

Balance at April 30,	$2,479	$—	$1,878	$128

Fair Value Measurements on Non-Recurring Basis. Certain assets and liabilities are not measured at fair value, but are recognized and disclosed at fair value on a non-recurring basis. During the three months ended April 30, 2012 and 2011, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to business combinations that closed within the period and to the evaluation of impairment which involves comparing the fair value of the Company’s reporting units to their recorded value, including goodwill and intangible assets.

For business combinations, the Company uses inputs other than quoted prices that are observable, such as interest rates, cost of capital and market comparable royalty rates, which are applied to income and market valuation approaches, and therefore, are classified as Level 2. The fair value of net identifiable tangible and intangible assets acquired and liabilities assumed (excluding goodwill) for business combinations that closed during the periods indicated were not material to the Company’s consolidated financial statements. In the evaluation of impairment, the Company uses a Discounted Cash Flow (DCF) model, corroborated by comparative market multiples, where appropriate, to determine the current fair value of its reporting units. A number of significant assumptions and estimates that use unobservable inputs are involved in the application of the DCF model to forecast operating cash flows, and therefore, are classified as Level 3.

NOTE 14.	Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

As of April 30, 2012, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of April 30, 2012: $7,911 in euros; $49,018 in U.S. dollars; $1,065 in British pound sterling; and, $2,233 in other currencies. As of April 30, 2011, the Company had contracted to sell the following amounts under forward exchange contracts which all mature within 60 days of April 30, 2011: $9,004 in euros; $826 in U.S. dollars; $4,129 in British pound sterling; and, $1,858 in other currencies. Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $190 and $415 at April 30, 2012 and January 31, 2012, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $133 and $646 at April 30, 2012 and January 31, 2012, respectively. The Company recorded net gains on foreign currency derivatives of $58 and $203 for the three months ended April 30, 2012 and 2011, respectively.

NOTE 15.	Severance and Other

During the three months ended April 30, 2012 and 2011, the Company incurred severance and other costs of $1,700, and $4,849, respectively. These charges were not pursuant to a plan of termination as defined in ASC 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715).

Severance. The Company incurred charges for employee severance benefits for the three months ended April 30, 2012 of $667 in the Freight Forwarding segment and $826 in the Contract Logistics and Distribution segment, respectively. Additionally for the three months ended April 30, 2012, the Company incurred charges for employee severance benefits of $207 attributable to corporate. The Company incurred charges for employee severance benefits for the three months ended April 30, 2011 of $1,973 in the Freight Forwarding segment and $962 in the Contract Logistics and Distribution segment, respectively.

These charges for the three months ended April 30, 2012 and 2011, were primarily related to certain business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a consistent organizational structure on a worldwide basis. Although a formal plan of termination has not been adopted pursuant to ASC 420, or ASC 715, the Company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Facility exit costs. Amounts charged for facility exit costs for the three months ended April 30, 2011 were $1,914. These charges were incurred in the Company’s Contract Logistics and Distribution segment in connection with the closure of certain underutilized contract logistics facilities in Europe. No facility exist exit costs were incurred for the Company’s Freight Forwarding segment or corporate for the three months ended April 30, 2011.

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

Forward-Looking Statements, Uncertainties and Other Factors

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s discussion of the company’s current business plan and strategy and intended costs, benefits and timing thereof, the amount, timing and nature of future severance costs and future depreciation and amortization expenses associated with our business transformation initiatives, the anticipated outcome or impact of litigation, regulatory matters and other contingencies, the company’s ability to meet its capital and liquidity requirements for the foreseeable future, the company’s ability to refinance its indebtedness and amend its South African credit facilities, the timetables with respect to the antitrust investigation in Brazil, the company’s current intention to challenge the EC staff’s decision and the amount of the fine before the European Union’s General Court and the outcome of any such challenge, the timing, costs and benefits of anticipated capital and other expenditures (including without limitation those related to our technology-enabled, business transformation initiative and technology upgrades, and our planned investments in our pharmaceutical distribution business in South Africa), the impact of higher medical and unemployment costs on our U.S. contract logistics business, the future impact of recent accounting pronouncements, the likelihood and impact of potential future goodwill impairment charges, the number of shares of equity-based compensation that will vest in the future and all other statements concerning future matters. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including but not limited to volatility with respect to global trade; global economic, political and market conditions, including those in Africa, Asia and EMENA; risks associated with the company’s business transformation initiative; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in foreign exchange rates; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of, the ongoing publicly announced governmental investigations into the international air freight and air cargo transportation industry and other related investigations and lawsuits; the financial condition of the company’s clients; disruptions caused by epidemics, natural disasters, conflicts, wars and terrorism; the other risks and uncertainties described herein and in the company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the company’s control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, UTi cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on UTi’s forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of the company’s Annual Report on Form 10-K/A, including, without limitation, in this Quarterly Report on Form 10-Q), and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.

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

Freight Forwarding Segment. As a freight forwarder, we conduct business as an indirect carrier for our clients or occasionally as an authorized agent for airlines and ocean carriers. We typically act as an indirect carrier with respect to shipments of freight unless the volume of freight to be shipped over a particular route is not large enough to warrant consolidating such freight with other shipments. When we act as an indirect carrier with respect to shipments of freight, we typically issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to our clients as the contract of carriage. When we tender the freight to the airline or ocean carrier (the direct carrier), we receive a contract of carriage known as a Master Airway Bill for airfreight shipments and a Master Ocean Bill of Lading for ocean shipments.

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

Multi-year Business Transformation Initiative. We have undertaken a multi-year business transformation initiative to establish a single set of global processes for our freight forwarding business and our global financial management. We anticipate current and future capital expenditures related to the development of software in the aggregate of approximately $100.0 million to $105.0 million, in connection with these initiatives, the majority of which is nearing completion. We expect to incur depreciation expense and amortization expense over a five-year to seven-year useful life, beginning once the applications are considered substantially ready for their intended use. We expect these applications to be substantially ready for their intended use during the second half of fiscal 2013 or the first half of our fiscal 2014, depending upon a variety of circumstances, including but not limited to operational acceptance testing and other operational milestones having been achieved.

Effect of Foreign Currency Translation on Comparison of Results. Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes is affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower revenues reported; however, as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect occurs if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s functional currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net carrying value of our assets. These translation effects are included as a component of accumulated other comprehensive income or loss in shareholders’ equity. We have historically not attempted to hedge this equity risk and we cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

For the three months ended April 30, 2012 and 2011, foreign currency translation losses/gains and other adjustments resulting in a net loss of $0.3 million and net income of $44.0 million, respectively, were included in other comprehensive loss/income in shareholder’s equity for the respective periods. During the first quarter of our fiscal 2012, the U.S. dollar generally weakened compared to several other global currencies. We cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

Acquisitions. Acquisitions affect the comparison of our results between periods prior to when acquisitions are made and to the comparable periods in subsequent years, depending on the date of acquisition (e.g. acquisitions made on February 1, the first day of the first quarter of our fiscal year, will only affect a comparison with the prior year’s results and will not affect a comparison to the following years’ results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of the respective acquisitions. We consider the operating results of an acquired business during the first twelve months following the date of acquisition to be an “acquisition impact” or “benefit from acquisitions”. Thereafter we consider the growth in an acquired business’s results to be “organic growth”. The company did not complete any acquisitions during the first quarter of fiscal 2013.

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

Discussion of Results

The following discussion of our operating results explains material changes in our consolidated results for the first quarter fiscal 2013 compared to the first quarter fiscal 2012. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2012, which are included in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012, on file with the SEC. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

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

We believe that for our Freight Forwarding segment, net revenues (a non-GAAP financial measure we use to describe revenue less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because our revenues and our purchased transportation costs for our services as an indirect air and ocean carrier include the carriers’ charges to us for carriage of the shipment. Our revenues and purchased transportation costs are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenues is determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Revenue derived from freight forwarding generally is shared within our company between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only commissions and fees earned by us and is substantially similar to net revenues for the Freight Forwarding segment in this respect.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed.

Three months ended April 30, 2012 compared to three months ended April 30, 2011

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended April 30, 2012 compared to the three months ended April 30, 2011:

Freight Forwarding

	Freight Forwarding Three months ended April 30,
	2012	2011	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$381,140	$439,029	$(57,889)	(13)%
Ocean freight forwarding	284,707	281,578	3,129	1
Customs brokerage	28,266	30,253	(1,987)	(7)
Other	67,435	78,893	(11,458)	(15)

Total revenues	761,548	829,753	(68,205)	(8)

Purchased transportation costs:
Airfreight forwarding	301,822	350,177	(48,355)	(14)
Ocean freight forwarding	234,505	234,235	270	—
Customs brokerage	1,443	1,554	(111)	(7)
Other	47,464	59,284	(11,820)	(20)

Total purchased transportation costs	585,234	645,250	(60,016)	(9)

Net revenues:
Airfreight forwarding	79,318	88,852	(9,534)	(11)
Ocean freight forwarding	50,202	47,343	2,859	6
Customs brokerage	26,823	28,699	(1,876)	(7)
Other	19,971	19,609	362	2

Total net revenues	176,314	184,503	(8,189)	(4)

Yields:
Airfreight forwarding	20.8%	20.2%
Ocean freight forwarding	17.6%	16.8%

Staff costs	106,432	109,667	(3,235)	(3)
Depreciation	4,207	4,388	(181)	(4)
Amortization of intangible assets	1,054	1,086	(32)	(3)
Severance and other	667	1,973	(1,306)	(66)
Other operating expenses	46,604	48,664	(2,060)	(4)

Operating income	$17,350	$18,725	$(1,375)	(7)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $57.9 million, or 13%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, airfreight forwarding revenues decreased $45.8 million, or 10%, for the first quarter of fiscal 2013. Our results for this and our other products and segments were negatively impacted by a weaker South African rand (ZAR) when compared to the prior year comparable period. A decline of airfreight forwarding volumes measured in terms of total kilograms contributed to a decrease in airfreight forwarding revenues of $49.6 million. Reduced fuel surcharges contributed to a decrease in airfreight forwarding revenues of $4.3 million. These decreases were partially offset by an increase of our selling rates caused in part by higher carrier rates, which caused an increase of airfreight forwarding revenues of $8.1 million.

Airfreight forwarding volumes measured in terms of total kilograms decreased 14% for the first quarter of fiscal 2013, compared to the corresponding prior year period, reflecting a continued weak airfreight environment compared to the same period in the prior year, which weighed negatively on tonnage statistics throughout the quarter.

Revenues for our services as an indirect air carrier include the carrier’s charges to us for carriage of shipments. Both our revenues and purchased transportation expenses in this capacity include, and are impacted by changes in, fuel and similar surcharges. Movements of airfreight forwarding purchased transportation costs are a function of movements in volumes and carrier rates incurred by us, inclusive of these items.

Airfreight forwarding net revenues decreased $9.5 million, or 11%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, airfreight forwarding net revenues decreased $7.1 million, or 8%, for the first quarter of fiscal 2013. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. A decline of airfreight forwarding volumes measured in terms of total kilograms contributed to a decrease in airfreight forwarding net revenues of $13.4 million. However, the decline in volumes was partially offset by an expansion of yields as reflected by increased net revenues per kilo. Yield improvement contributed to an increase in airfreight forwarding net revenues of $6.3 million.

Airfreight yields for the first quarter of fiscal 2013 increased approximately 60 basis points to 20.8% compared to 20.2% for the corresponding prior year period. On a sequential basis, airfreight yields of 20.8% for the first quarter of fiscal 2013 were 160 basis points lower when compared to airfreight yields of 22.4% for the fourth quarter of fiscal 2012.

Net revenues per unit for both airfreight and ocean freight continued to expand in the first quarter of fiscal 2013, compared to the corresponding prior year period. This trend was driven by lower carrier rates and process improvements. Net revenues per unit has begun to erode recently as carriers, particularly in ocean freight, have been increasing rates in an effort to restore their profitability.

Ocean Freight Forwarding. Ocean freight continued to show modest growth over the comparative period. The Company’s efforts to improve our ocean product are continuing to show results as our clients currently favor this mode of transit. Ocean freight forwarding revenues increased $3.1 million, or 1%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, ocean freight forwarding revenues increased $13.5 million, or 5%, for the first quarter of fiscal 2013. Ocean freight volumes contributed to an increase in ocean freight forwarding revenues of $8.5 million over the comparative period. Ocean freight volumes, as expressed in TEUs, increased 3% during the first quarter of fiscal 2013, compared to the corresponding prior year period. TEU’s per shipment increased over the comparative period, however we experienced a slight decline in the total number of shipment counts. We also experienced an increase in our selling rates caused in part by increased carrier rates which contributed to an increase of $5.0 million in ocean freight forwarding revenues.

As with airfreight, revenues for our services as an indirect ocean carrier include the carrier’s charges to us for carriage of shipments. Both our revenues and purchased transportation expenses in this capacity include, and are impacted by changes in, fuel costs and similar surcharges. Movements of ocean freight forwarding purchased transportation costs are a function of movements in volumes and the carrier rates incurred by us, inclusive of these items.

Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. Ocean freight forwarding net revenues increased $2.9 million, or 6% for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, ocean freight forwarding net revenues increased $4.3 million, or 9%, for the first quarter of fiscal 2013. Ocean freight yields for the first quarter of fiscal 2013 increased approximately 80 basis points to 17.6% compared to 16.8% for the corresponding prior year period. Yield improvement contributed to an increase in ocean freight forwarding net revenues of $2.8 million. Ocean freight volumes contributed to an increase in ocean freight net revenues of $1.5 million compared to the corresponding prior year period.

Ocean freight TEUs increased approximately 3% for the first quarter of fiscal 2013, compared to the corresponding prior year period. Our ocean freight forwarding net revenues realized per TEU for the first quarter of fiscal 2013 increased 3% over the corresponding prior year period. On a sequential basis, ocean freight yields of 17.6% for the first quarter of fiscal 2013 were 50 basis points lower when compared to ocean freight yields of 18.1% for the fourth quarter of fiscal 2012.

Customs Brokerage and Other. Customs brokerage revenues decreased $2.0 million, or 7%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, customs brokerage revenues decreased $0.7 million, or 2%, for the first quarter of fiscal 2013. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $11.5 million, or 15%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, other freight forwarding related revenues decreased $7.4 million, or 9%, for the first quarter of fiscal 2013. The decrease was caused by a decline in volumes and related fuel surcharges for international road freight and distribution.

Customs brokerage net revenues decreased $1.9 million, or 7%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, customs brokerage net revenues decreased $0.6 million, or 2%, for the first quarter of fiscal 2013. Other freight forwarding related net revenues increased $0.4 million, or 2%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, other freight forwarding related net revenues increased $1.2 million, or 6%, for the first quarter of fiscal 2013.

Staff Costs. Staff costs in our freight forwarding segment decreased $3.2 million, or 3%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, staff costs in our freight forwarding segment increased $0.6 million for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. As a percentage of freight forwarding segment revenues, staff costs were approximately 14% for the first quarter of fiscal 2013 compared to 13% in the corresponding prior year period. Movements of staff costs in our freight forwarding segment are often largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs. The number of shipments declined 6%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, which decline was significantly less than the corresponding tonnage decline, as our clients moved fewer kilos per shipment. This had a negative impact on productivity in our freight forwarding segment in the short term.

Severance and Other. During the first quarter of fiscal 2013 and 2012, we incurred severance and other costs in the freight forwarding segment of $0.7 and $2.0 million, respectively, comprised primarily of severance charges. These charges were primarily related to our business transformation initiatives, which include redefining business processes, developing our next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. Although a formal plan of termination has not been adopted pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), the company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Other Operating Expenses. Other operating costs in the freight forwarding segment decreased $2.1 million, or 4%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, other operating costs decreased $0.2 million for the first quarter of fiscal 2013.

Contract Logistics and Distribution

	Contract Logistics and Distribution Three months ended April 30,
	2012	2011	Change Amount	Change Percentage
Revenues:
Contract logistics	$201,653	$198,979	$2,674	1%
Distribution	148,888	129,353	19,535	15
Other	36,194	40,620	(4,426)	(11)

Total revenues	386,735	368,952	17,783	5

Purchased transportation costs:
Contract logistics	49,983	45,153	4,830	11
Distribution	97,007	87,859	9,148	10
Other	10,292	9,866	426	4

Total purchased transportation costs	157,282	142,878	14,404	10

Staff costs	115,829	116,713	(884)	(1)
Depreciation	6,753	7,394	(641)	(9)
Amortization of intangible assets	1,648	1,719	(71)	(4)
Severance and other	826	2,876	(2,050)	(71)
Other operating expenses	83,743	83,756	(13)	—

Operating income	$20,654	$13,616	$7,038	52%

Contract Logistics. Contract logistics revenues increased $2.7 million, or 1%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, contract logistics revenues increased $10.9 million, or 5%, for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The increase in contract logistics revenues was primarily the result of organic growth which came from increased client volumes in the Americas region, and new business wins in Africa and Asia. We continued to make progress improving marginal businesses and client contracts, which helped increase operating profit and margins.

Contract logistics purchased transportation costs increased $4.8 million, or 11%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, purchased transportation costs increased $5.9 million, or 13%, for the first quarter of fiscal 2013. In addition to transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment includes materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities increased slightly during the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012, resulting in an increase of $3.3 million, or 7%. The remaining increase of $2.6 million was due to increased volumes and fuel surcharges compared to the corresponding prior year period.

Distribution. Distribution revenues increased $19.5 million, or 15%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, distribution revenues increased $23.9 million, or 18%, for the first quarter of fiscal 2013. An increase of $15.9 million was primarily due to increased client volumes in our U.S. distribution business as well as new client business in our South African distribution operations, which contributed approximately $8.0 million for the period. The majority of these increased volumes were handled internally rather than through purchased transportation, resulting in an increase in staff costs and other operating costs incurred within the segment.

Distribution purchased transportation costs increased $9.1 million, or 10%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, distribution purchased transportation costs increased $10.4 million, or 12%, for the first quarter of fiscal 2013. The increase was primarily due to increased domestic freight volumes as well as related fuel surcharges, particularly in the United States.

Other. Other revenues decreased $4.4 million, or 11%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, other revenues decreased $1.2 million, or 3%, for the first quarter of fiscal 2013. The decrease of other revenues was primarily the result of decreased transportation volumes handled in certain of our transportation management operations. Other purchased transportation costs increased $0.4 million, or 4%, for the first quarter of fiscal 2013, compared to the corresponding prior year period, primarily due to increased logistics volumes. The decline in volumes handled by certain of our transportation management operations did not result in a decline in transportation costs as certain of those operations do not incur purchased transportation costs.

Staff Costs. Staff costs in our contract logistics and distribution segment decreased $0.9 million, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, staff costs in our contract logistics and distribution segment increased $4.4 million, or 4%, for the first quarter of fiscal 2013. Increased service requirements associated with a new South African distribution client, along with other new client sites and increased volumes from existing clients, caused staff costs to increase over the comparative prior year period.

Severance and Other. During the first quarter of fiscal 2013, we incurred severance and other costs of $0.8 million in the contract logistics and distribution segment. Amounts charged for severance and exit costs during the first quarter of fiscal 2012 were $2.9 million, comprised of severance and facility exit costs of $1.0 million and $1.9 million, respectively, associated with the closure of certain underutilized contract logistics facilities in Europe.

Other Operating Expenses. Other operating expenses in our contract logistics and distribution segment for the first quarter of fiscal 2013, was comparable to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, other operating expense in our contract logistics and distribution segment increased $5.3 million, or 6%, for the first quarter of fiscal 2013. This increase in other operating expenses was caused in part by a new South African distribution client, and by increased service requirements associated with other new client sites and increased logistics volumes.

Corporate

Staff Costs. Staff costs at corporate were $8.9 million for the first quarter of fiscal 2013, compared to $7.0 million for the corresponding prior year period. The increase in staff costs at corporate was primarily due to our continuing organizational realignment associated with our business transformation initiatives. As a result of those initiatives, resources have been transferred from local and regional roles to corporate led functions. Other operating expenses at corporate were $4.3 million for the first quarter of fiscal 2013, compared to $5.3 million for corresponding prior year period.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $195.8 million of principle was outstanding as of April 30, 2012, and our capital lease obligations. Interest income decreased $0.6 million, or 15% and interest expense decreased $2.1 million, or 24%, for the first quarter of fiscal 2013, compared to the corresponding prior year period. Net interest expense was lower for the first quarter of fiscal 2013, compared to the corresponding prior year period, primarily due to a reduced level of average borrowings outstanding throughout the quarter. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other Income and Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and various other taxes not related to income taxes.

Provision for Income Taxes. Our effective income tax rate for the first quarter of fiscal 2013 was 31% compared to 29% for the corresponding prior year period. Our provision for income taxes in the first quarter of fiscal 2013 was $6.5 million based on pretax income of $20.7 million compared to our provision for income taxes for the corresponding prior year period of $4.2 million based on pretax income of $14.7 million. The factors increasing our provision for income taxes in absolute dollars in the first quarter of fiscal 2013 relative to the first quarter of fiscal 2012 were: (i) increased profitability across various jurisdictions which increased our provision by approximately $2.2 million and (ii) certain nondeductible expenses and other tax items incurred which increased our provision by approximately $0.1 million. These factors resulted in an aggregate increase in our provision of $2.3 million in first quarter of fiscal 2013 as compared to first quarter of fiscal 2012.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $1.3 million for the first quarter of fiscal 2013, compared to $1.8 million for the corresponding prior year period. Effective October 31, 2011, we acquired the remaining outstanding shares of an Israeli subsidiary, of which we already held a controlling financial interest from previous activities in Israel. This acquisition contributed to a decrease of non-controlling interests of $0.5 over the corresponding prior year period.

The following tables show the revenues and net revenues attributable to our geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended April 30,
	2012			2011
	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total	Freight Forwarding Revenue	Contract Logistics and Distribution Revenue	Total

EMENA	$244,345	$62,988	$307,333	$273,831	$56,471	$330,302
Americas	186,665	196,723	383,388	176,057	202,725	378,782
Asia Pacific	212,864	16,975	229,839	257,588	13,046	270,634
Africa	117,674	110,049	227,723	122,277	96,710	218,987

Total	$761,548	$386,735	$1,148,283	$829,753	$368,952	$1,198,705

	Three months ended April 30,
	2012			2011
	Freight Forwarding Net Revenue	Contract Logistics and Distribution Net Revenue	Total	Freight Forwarding Net Revenue	Contract Logistics and Distribution Net Revenue	Total

EMENA	$58,164	$38,153	$96,317	$64,970	$38,025	$102,995
Americas	46,383	88,611	134,994	45,609	99,373	144,982
Asia Pacific	46,539	11,146	57,685	48,171	8,850	57,021
Africa	25,228	91,543	116,771	25,753	79,826	105,579

Total	$176,314	$229,453	$405,767	$184,503	$226,074	$410,577

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended April 30,
	2012	2011

Revenues:
Airfreight forwarding	$381,140	$439,029
Ocean freight forwarding	284,707	281,578
Customs brokerage	28,266	30,253
Contract logistics	201,653	198,979
Distribution	148,888	129,353
Other	103,629	119,513

Total	$1,148,283	$1,198,705

Purchased transportation costs:
Airfreight forwarding	$301,822	$350,177
Ocean freight forwarding	234,505	234,235
Customs brokerage	1,443	1,554
Contract logistics	49,983	45,153
Distribution	97,007	87,859
Other	57,756	69,150

Total	$742,516	$788,128

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues.

	Three months ended April 30,
	2012		2011

Revenues:
Airfreight forwarding	33%		36%
Ocean freight forwarding	25		23
Customs brokerage	2		3
Contract logistics	18		17
Distribution	13		11
Other	9		10

Total revenues	100		100

Purchased transportation costs:
Airfreight forwarding	27%		29%
Ocean freight forwarding	20		20
Customs brokerage		*		*
Contract logistics	4		4
Distribution	9		7
Other	5		6

Total purchased transportation costs	65		66

Staff costs	20		19
Depreciation	1		1
Amortization of intangible assets		*		*
Severance and other		*		*
Other operating expenses	12		12

Total operating expenses	98		98

Operating income	2		2
Interest income		*		*
Interest expense	(1)		(1)
Other income		*		*

Pretax income	1		1
Provision for income taxes		*		*

Net income	1		1
Net income attributable to non-controlling interests		*		*

Net income attributable to UTi Worldwide Inc.	1%		1%

*	Less than one percent.

Liquidity and Capital Resources

As of April 30, 2012, our cash and cash equivalents totaled $329.4 million, representing an increase of $7.7 million from January 31, 2012, the reasons for which are discussed below. There was an overall increase from net cash provided by our operating, investing and financing activities, of $8.4 million offset by a decrease of $0.7 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2012.

Cash Used in Operating Activities. During the first quarter of fiscal 2013, net cash used in operating activities was $10.2 million, compared to net income of $14.2 million. During the first quarter of fiscal 2012, net cash used in operating activities was $43.6 million, compared to net income of $10.5 million. The first quarter of fiscal 2013 was largely characterized by declining airfreight volumes, which reduced the working capital requirement to fund duties and carrier costs on behalf of our clients. By comparison, the first quarter of the prior year comparative period was characterized by greater volumes which necessitated significant working capital to fund these activities.

During the first quarter fiscal 2013, we used approximately $10.2 million in net cash from operating activities. This resulted from usages from an increase in trade receivables and other current assets of $15.7 million, and a decrease in trade payables and other current liabilities of $30.3 million. These usages were offset by net income of $14.2 million plus depreciation and amortization of intangible assets totaling $14.7 million, deferred income taxes of $2.2 million and increases in other items totaling $4.7 million.

The company’s primary sources of liquidity are cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment, and available funds under our various credit facilities. The company typically experiences increased activity associated with its peak season, generally during the second and third fiscal quarters, requiring significant disbursements on behalf of clients. During the second quarter and the first half of the third quarter, this seasonal growth in client receivables tends to consume available cash. Historically the latter portion of the third quarter and the fourth quarter tend to generate significant cash as cash collections usually exceed client cash disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash.

When the company acts as a customs broker, we make significant cash advances on behalf of our clients to various customs authorities around the world, predominantly in countries where our clients are importers of goods such as South Africa and Israel. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses. However, these advances temporarily consume cash as these items are typically paid to third parties in advance of reimbursement from our clients. Accordingly, on a comparative basis, operating cash flows are typically stronger in periods of declining logistics activity and are comparably weaker in periods of volume growth as the company must disburse cash in advance of collections from clients.

During the first quarter of fiscal 2013, advances for customs duties and taxes were approximately $1,024.3 million, an increase of $8.8 million when compared to approximately $1,015.5 million for the corresponding prior year period. Variances of customs duties and taxes are primarily attributable to variances in the number of clearances and the value of goods imported over the comparable periods. The decrease in these advances and subsequent collection activity related to customs duties and taxes had a relatively favorable impact on our net cash generated from operating activities in the first quarter of fiscal 2013, compared to the corresponding prior year period, when such cash flows are compared to net income.

Cash Used in Investing Activities. Cash used in investing activities for the first three months ended April 30, 2012 and 2011 was $17.1 million and $9.8 million, respectively. The increase was partially attributable to increased development activities with respect to certain business transformation initiatives, including the development of our next generation freight forwarding system, and investment in Oracle financials and other software related activities. During the first quarter of fiscal 2013, we used $6.5 million of cash relating to these business transformation initiatives, as compared to $5.2 million for the corresponding prior year period. Cash used for other capital expenditures during the first quarter of fiscal 2013 was approximately $11.8 million, consisting primarily of computer hardware and furniture, replacement vehicles, fixtures and equipment. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. Inclusive of technology upgrades and business transformation initiatives, we currently expect to expend an aggregate of approximately $100.0 million for capital expenditures for fiscal 2013, which excludes the Pharma Property Development Agreements described below.

The company has two contingent consideration agreements associated with prior acquisitions, neither of which have material payments associated with them, and in each case we do not anticipate being required to make such payments.

Cash Provided by Financing Activities. Our financing activities during first quarter of fiscal 2013 provided $35.8 million of cash, including proceeds from bank lines of credit of $65.6 million, proceeds from issuance of long-term debt of $0.6 million, an increase in short-term credit facilities of $3.8 and net proceeds from the issuance of ordinary shares of $1.4 million offset by net repayments of bank lines of credit and long term borrowings, totaling $26.8 million, repayments of capital lease obligations totaling $5.5 million and other net usages of cash of $3.3 million.

Pharma Property Development Agreements. During the fiscal year ended January 31, 2012, we entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. In addition to a property development agreement, we signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. We also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. Based on these agreements, the company has recorded the costs incurred by the developer as property, plant and equipment and a corresponding long term payable to the developer. As of April 30, 2012, included in property, plant and equipment, and long-term borrowings, is $51.6 million under this arrangement. We currently estimate that our capital commitments under this arrangement, including warehouse-related equipment, will be approximately $66.0 million, including land and buildings of $37.0 million and warehouse-related equipment of $29.0 million. We expect to incur a further $14.4 million through the end of fiscal 2013 to complete the project. The property development activities are expected to be conducted into the company’s fourth quarter of fiscal year 2013. We have received a commitment for long-term replacement financing upon the completion of the development and our expected purchase of the property, and we are continuing to evaluate additional options for replacement financing. We intend to ultimately refinance the borrowings on a long-term basis.

Credit Facilities and Senior Notes

On June 24, 2011, we issued $150.0 million (principal amount) of senior unsecured guaranteed notes (the “2011 Notes”) pursuant to a note purchase agreement (the “2011 Note Purchase Agreement”) entered into among UTi, certain of its subsidiaries as guarantors (the “Subsidiary Guarantors”) and the purchasers named therein. The 2011 Note Purchase Agreement refinanced and replaced the senior unsecured guaranteed notes that we issued in July 2006 (the “2006 Notes”) and approximately $33.3 million of the net proceeds from the issuance of the 2011 Notes was used to repay the remaining outstanding principal amount of the 2006 Notes, which, prior to their repayment had a July 13, 2011 maturity date. In addition, on June 24, 2011, the company and the Subsidiary Guarantors also entered into (i) an amended and restated letter of credit and cash draw agreement (the “2011 Nedbank Facility”) with Nedbank, (ii) an amended and restated letter of credit agreement (the “2011 RBS Facility”) with Royal Bank of Scotland N.V. (RBS) and (iii) a credit agreement (the “2011 Bank of the West Facility”) with Bank of the West.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of April 30, 2012 (in thousands):

	2011 RBS Facility	2011 Nedbank Facility	2011 Bank of the West Facility	2009 Nedbank South African Facilities(1)	Other Facilities(2)	Total

Credit facility limit	$50,000	$75,000	$50,000	$67,377	$170,755	$413,132

Facility usage for cash withdrawals(3)	$—	$12,278	$43,941	$1,477	$70,878	$128,574
Letters of credit and guarantees outstanding	40,702	3,849	—	28,076	90,473	163,100

Total facility/usage	$40,702	$16,127	$43,941	$29,553	$161,351	$291,674

Available, unused capacity	$9,298	$58,873	$6,059	$37,824	$9,404	$121,458
Available for cash withdrawals	$—	$22,722	$6,059	$38,491	$5,920	$73,192

(1)

The amounts in the table above reflect our 525,000 ZAR revolving credit facility, which is comprised of a 300,000 ZAR working capital facility and a 225,000 ZAR letter of credit, guarantee and forward exchange contract facility. Excluded from the table are amounts outstanding under the 250,000 ZAR revolving asset-based finance facility, which is a part of this facilities agreement, and which are included under capital lease obligations on our balance sheet.

(2)	Includes cash pooling arrangements utilized by a number of the company’s subsidiaries.
(3)

Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 Nedbank Facility, $12,278 of letters of credit issued under such facilities supports outstanding cash borrowings by our subsidiaries.

2011 RBS Amended and Restated Letter of Credit Agreement. The 2011 RBS Facility provides for an aggregate availability of up to $50.0 million in letters of credit. As of April 30, 2012, the aggregate amount of letters of credit and guarantees outstanding under this facility was approximately $40.7 million. Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit. The 2011 RBS Facility matures on June 24, 2013. Our obligations under the 2011 RBS Facility are guaranteed by the Subsidiary Guarantors.

2011 Nedbank Amended and Restated Letter of Credit and Cash Draw Agreement. The 2011 Nedbank Facility provides for a $40.0 million committed standby letter of credit facility and a $35.0 million cash draw facility. As of April 30, 2012, the aggregate amounts of letters of credit and guarantees outstanding under this facility were approximately $16.1 million. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate. The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 2014 for cash draw items. Our obligations under the 2011 Nedbank Facility are guaranteed by the Subsidiary Guarantors.

2011 Bank of the West Credit Agreement. The 2011 Bank of the West Facility provides for up to $50.0 million availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30.0 million. In entering into the 2011 Bank of the West Facility, we repaid all remaining indebtedness due under our previous US credit facility with Bank of the West. Borrowings under the 2011 Bank of the West Facility aggregated $43.9 million at April 30, 2012. This facility bears interest at our choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate or (iii) 1% above the one-month LIBOR rate. The 2011 Bank of the West Facility matures on June 24, 2014 and our obligations under the 2011 Bank of the West Facility are guaranteed by the Subsidiary Guarantors.

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

2009 South African Facilities Agreement. On July 9, 2009, certain of our subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (as amended, the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division, which agreement was amended by a First Addendum to Facilities Agreement dated April 4, 2012. The South African Facilities Agreement provides for a 525.0 million ZAR revolving credit facility, which is comprised of a 300.0 million ZAR working capital facility and a 225.0 million ZAR letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides our South African operations with a 250.0 million ZAR revolving asset-based finance facility, which includes a capital lease line. The obligations of our subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of our operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.

The South African Facilities Agreement provides us with an option to request that the lenders increase their commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to 225.0 million ZAR subject to the approval of such lenders and the satisfaction of certain conditions precedent.

Overdrafts under the South African working capital facility bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 1%. The per annum interest rate payable in respect of foreign currency accounts is generally at the LIBOR, or with respect to a foreign currency account in euro, the Euro Interbank Offered Rate (EURIBOR), plus the lender’s cost of funds (to the extent greater than LIBOR or EURIBOR, as applicable), plus 3%. Instruments issued under the letter of credit, guarantee and forward exchange contract facility bear interest at a rate to be agreed upon in writing by our subsidiaries party to the South African Facilities Agreement and Nedbank. The South African Facilities Agreement matures in July 2016.

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of April 30, 2012 the value of these contingent liabilities was $38.9 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $12.6 million were included in bank lines of credit on our balance sheet at April 30, 2012.

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

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities listed above. The total of such borrowings at April 30, 2012 and January 31, 2011 was $1.0 million.

The maximum and average borrowings against bank lines of credit during first quarter of fiscal 2013 were $148.1 million and $142.1 million, respectively. The maximum and average borrowings against bank lines of credit during first quarter of fiscal 2012 were $306.6 million and $262.4 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements, due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Long-term Borrowings. The following table presents information about the aggregate amount of our indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of April 30, 2012 (in thousands):

	2009 Note Purchase Agreement	2011 Note Purchase Agreement	Other Borrowings	Total

Current portion of long-term borrowings	$18,334	$—	$5,621	$23,955
Long-term borrowings, excluding current portion	27,499	150,000	56,178	233,677

Total	$45,833	$150,000	$61,799	$257,632

2009 Note Purchase Agreement. On July 9, 2009, we issued $55.0 million of senior unsecured guaranteed notes (the “2009 Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of our subsidiaries as guarantors and the purchasers named therein. The 2009 Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. We are required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on August 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Notes mature on August 9, 2014. Our obligations under the 2009 Notes and the 2009 Note Purchase Agreement are guaranteed by us and selected Subsidiary Guarantors. As of April 30, 2012, the principal amount outstanding under the 2009 Notes was $45.8 million, of which $27.5 million is included in long-term borrowings, excluding current portion, in the consolidated balance sheets as of April 30, 2012.

2011 Note Purchase Agreement. On June 24, 2011, we issued $150.0 million (principal amount) of the 2011 Notes pursuant to the 2011 Note Purchase Agreement (the 2011 Notes together with the 2009 Notes are referred to herein as the “Senior Notes” and the 2011 Note Purchase Agreement together with the 2009 Note Purchase Agreement are referred to as the “Note Purchase Agreements”). The 2011 Notes bear interest at a rate of 3.67% per annum, payable semi-annually, on the 24th day of February and August of each year up to and including August 24, 2018. Pursuant to the 2011 Notes, principal payments of $9.0 million each are due on February 24th and August 24th of 2014, principal payments of $19.0 million each are due on February 24th and August 24th of 2015, 2016 and 2017, and principal payments of $9.0 million each are due on February 24th and August 24th of 2018. The 2011 Notes have a maturity date of August 24, 2018. The required principal payments shall be reduced proportionally by certain prepayments made by us. We may at any time prepay all or a part of the principal amount of the 2011 Notes subject to a make-whole payment and other terms. Our obligations under the 2011 Notes and the 2011 Note Purchase Agreement are guaranteed by the Subsidiary Guarantors. As of April 30, 2012, the principal amount outstanding under the 2011 Notes was $150.0 million and is included in long-term borrowings in the consolidated balance sheets.

The 2011 Credit Facilities, the South African Facilities Agreement, and the Note Purchase Agreements require us to comply with financial and other affirmative and negative covenants and certain change of control provisions. Some of the covenants include maintaining a minimum debt service ratio, specified net worth, a specified leverage ratio and minimum interest charge coverage requirements, among others. These agreements and facilities also contain limitations on the payment of dividends and distributions. Should we fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes and the various credit facilities could become immediately due and payable and the various credit agreements and facilities could be terminated and the credit, letter of credit, and guarantee facilities provided thereunder would no longer be available. We were in compliance with all the covenants set forth in the Note Purchase Agreements, 2011 Credit Facilities, and the South African Facilities Agreement as of April 30, 2012.

Furthermore, certain of the credit facilities, including the Note Purchase Agreements, contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the Note Purchase Agreements the right to declare a default if we default under other indebtedness in certain circumstances.

Pharma Property Development Agreements. In connection with the Pharma Property Development Agreements, as of April 30, 2012, we have included $51.6 million in long-term borrowings as a result of this arrangement; $9.1 million of such borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate. The remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. We have received a commitment for long-term replacement financing upon the completion of the development and our expected purchase of the property, and we are continuing to evaluate additional options for replacement financing. We intend to ultimately refinance the borrowings on a long-term basis.

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

There have been no significant changes in the company’s critical accounting estimates during the first three months of fiscal 2013.

Goodwill and Intangible Assets. Intangible assets with indefinite lives, including goodwill, are assessed at least annually for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. In order to test for potential impairment, we utilize a discounted cash flow analysis, corroborated by comparative market multiples where appropriate.

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

As of April 30, 2012, there had been no material changes to our exposure to market risks since January 31, 2012, as described in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of April 30, 2012. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 30, 2012.

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

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning (ERP) software and have begun a process to expand and upgrade our financial systems. Additionally, we have begun the process to migrate certain financial processes to centralized locations. The planned implementation of these processes will likely affect in the future the processes that constitute our internal control over financial reporting and will require testing for effectiveness prior to and concurrently with the implementation.

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

In connection with an EC investigation of alleged anti-competitive behavior relating to freight forwarding services in the European Union/European Economic Area, on March 28, 2012 we were notified by the EC’s staff that the staff had adopted a decision against us and two of our subsidiaries. The decision of the EC staff imposes a fine of 3.1 million euro (or approximately $4.1 million at April 30, 2012) against us. We believe that neither we nor our subsidiaries violated European competition rules and we have appealed the decision and the amount of the fine before the European Union’s General Court.

In May 2009, we learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, we received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against us, our Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. We intend to respond to this proceeding within 30 days after the last defendant in this global proceeding has been notified, which has not yet occurred.

In November 2009, one of our subsidiaries received a summons from SACC requesting certain information and records in connection with its investigation of alleged anti-competitive behavior relating to the market for air freight forwarding services in South Africa. In 2010 and 2011, we responded to information requests and met with representatives from the SACC to discuss our position with regard to these matters. On February 29, 2012, we learned that the SACC determined not to refer the matter to the South African Competition Tribunal. As a result, the SACC’s investigation with respect to the company has ended without liability to the company.

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

South African Revenue Service Matter. We were previously involved in a dispute with the South African Revenue Service (SARS) with respect to our use of “owner drivers” for the collection and delivery of cargo in South Africa. SARS claimed that the company was liable for employee taxes in respect of these owner drivers. We believe that the owner drivers were not “employees” and that accordingly there was no tax liability in respect of these owner drivers in terms of the South African income tax act. During the fourth quarter ended January 31, 2012, in anticipation of a settlement, we recorded a charge for $3.1 million relating to this matter. No additional charges are expected in connection with this matter. In April 2012, we signed a formal settlement agreement with SARS relating to this matter for all years through 2012, and settled the matter with a cash payment for an amount approximating the accrual.

Per Transport Litigation. The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12.6 million, based on exchange rates as of April 30, 2012. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company has agreed to indemnify these individuals in connection with these proceedings.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012, except as set forth below. The disclosures in our Annual Report on Form 10-K/A and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

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

In connection with the European Commission’s (“EC”) investigation of alleged anti-competitive behavior relating to air freight forwarding services in the European Union/European Economic Area, we were notified on March 28, 2012 by the EC that the EC had adopted a decision against us and two of our subsidiaries. The EC’s decision imposes a fine of 3.1 million euro (or approximately $4.1 million based on exchange rates in effect at April 30, 2012) against us. We have appealed the decision and the amount of the fine before the European Union’s General Court.

In May 2009, we learned that the Brazilian Ministry of Justice is investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, we received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against us, our Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. We intend to respond to this proceeding within 30 days after the last defendant in this global proceeding has been notified, which has not yet occurred.

From time to time, we receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations and we have provided, and will provide in the future, further responses as a result of such requests.

There can be no assurances that additional regulatory inquiries or investigations will not be commenced by other U.S. or foreign regulatory agencies or that we will prevail in whole or in part in our appeal before the European Union’s General Court. We do not know when or how the above investigations, or any future investigations will be resolved or what, if any, actions the various governmental agencies may require us and/or any of our current or former officers, directors and employees to take as part of any resolution of the pending investigations. We have incurred, and may in the future incur, significant legal fees and other costs in connection with these governmental investigations. If the U.S. DOJ, or any other regulatory body concludes that we have engaged in anti-competitive behavior or if we do not prevail in related civil litigation, we could incur significant additional legal fees and other costs and penalties, which could include substantial fines, penalties and/or criminal sanctions against us and/or certain of our current or former officers, directors and employees, and we could be liable for damages. Any of these fees, costs, penalties, sanctions or liabilities could be material to our financial results.

In addition, we have been named, along with seven other large European and North American-based global logistics providers, as a defendant in a federal antitrust class action lawsuit filed in January 2008. This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of monetary damages and injunctive relief under U.S. antitrust laws. There can be no assurance that additional lawsuits by parties who have allegedly suffered injury in connection with these allegations will not be filed in the future in the U.S. or in other countries or that additional civil litigation will not result from the pending or any future governmental investigations, including but not limited to, shareholder class action lawsuits. There are uncertainties associated with any litigation.

The resolution of the pending investigations by the U.S. DOJ and other foreign governmental agencies, our appeal of the decision and fine by the EC, the process of dealing with any future domestic or foreign governmental investigations, the defense of our pending civil litigation, and the defense of any additional litigation that may arise relating to these matters could result in significant costs and expenses. Dealing with investigations, legal proceedings and regulatory inquiries can be time consuming and diverts the attention of our key employees from the conduct of our business. If other governmental investigations result in a determination adverse to us and/or our current or former officers, directors or employees or if we do not prevail in the civil litigation, we may be subject to criminal prosecution and substantial fines and penalties and we could be liable for damages, which could be material to our financial results. Furthermore, any negative outcome or publicity that may occur from these investigations and litigation could impact our relationships with clients and our ability to generate revenue. These or other negative developments with respect to such governmental investigations or civil litigation could have a material adverse effect on our business, operating results, cash flow, financial condition, reputation and prospects.

Item 6.	Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)

10.1	First Addendum to Facilities Agreement dated April 4, 2012 amongst certain subsidiaries of UTi Worldwide Inc., certain lenders party thereto and Nedbank Limited, in its capacity as Arranger, Facility Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed April 9, 2012)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date:	June 8, 2012	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date:	June 8, 2012	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)

10.1	First Addendum to Facilities Agreement dated April 4, 2012 amongst certain subsidiaries of UTi Worldwide Inc., certain lenders party thereto and Nedbank Limited, in its capacity as Arranger, Facility Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed April 9, 2012)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document