Form 10-Q
period 2012-07-31
UTi WORLDWIDE INC
filed 2012-09-07
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

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

At September 3, 2012, the number of shares outstanding of the issuer’s ordinary shares was 103,747,229.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended July 31, 2012

- i -

Part I.	Financial Information

Item 1.	Financial Statements

UTi Worldwide Inc.

Consolidated Statements of Income

For the three and six months ended July 31, 2012 and 2011

(in thousands, except share and per share amounts)

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Revenues	$1,155,788	$1,297,358	$2,304,071	$2,496,063

Purchased transportation costs	749,717	853,962	1,492,233	1,642,090
Staff costs	225,330	243,135	456,518	476,480
Depreciation	11,229	11,792	22,725	24,233
Amortization of intangible assets	3,160	4,773	6,402	8,228
Severance and other	2,124	3,483	3,824	8,332
Other operating expenses	131,198	140,472	265,799	278,166

Operating income	33,030	39,741	56,570	58,534
Interest income	3,505	5,249	7,090	9,477
Interest expense	(5,999)	(9,116)	(12,392)	(17,568)
Other (expense)/income, net	(272)	223	(300)	399

Pretax income	30,264	36,097	50,968	50,842
Provision for income taxes	10,047	11,259	16,521	15,494

Net income	20,217	24,838	34,447	35,348

Net income attributable to non-controlling interests	1,334	1,965	2,678	3,732

Net income attributable to UTi Worldwide Inc.	$18,883	$22,873	$31,769	$31,616

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.18	$0.22	$0.31	$0.31

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.18	$0.22	$0.31	$0.31

Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06

Number of weighted average common shares outstanding used for per share calculations
Basic shares	103,609,889	102,660,019	103,323,012	102,389,521
Diluted shares	103,893,040	103,580,890	103,920,826	103,462,353

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Comprehensive (Loss)/Income

For the three and six months ended July 31, 2012 and 2011

(in thousands)

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net income	$20,217	$24,838	$34,447	$35,348

Other comprehensive (loss)/income:
Foreign currency translation	(25,657)	(9,534)	(26,418)	34,522
Defined benefit pension plan
Actuarial (loss)/gain (net of tax of $14 and $7 for the three months ended July 31, 2012 and 2011, respectively; and net of tax of $189 and $14 for the six months ended July 31, 2012 and 2011, respectively)	(32)	(17)	441	(34)
Amortization of prior service cost included in net periodic benefit cost (net of tax of $1 and $2 for the three months ended July 31, 2012 and 2011, respectively; and net of tax of $3 and $3 for the six months ended July 31, 2012 and 2011 respectively)	(3)	(4)	(6)	(7)
Foreign currency translation	206	4	186	(13)

Other comprehensive (loss)/income	(25,486)	(9,551)	(25,797)	34,468
Comprehensive (loss)/income	(5,269)	15,287	8,650	69,816
Comprehensive income attributable to non-controlling interests	704	1,783	1,805	4,574

Comprehensive (loss)/income attributable to UTi Worldwide Inc.	$(5,973)	$13,504	$6,845	$65,242

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Balance Sheets

As of July 31, 2012 and January 31, 2012

(in thousands)

	July 31, 2012	January 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$262,761	$321,761
Trade receivables (net of allowance for doubtful accounts of $13,946 and $15,712 as of July 31, 2012 and January 31, 2012, respectively)	941,052	947,480
Deferred income taxes	18,033	20,372
Other current assets	151,220	132,545

Total current assets	1,373,066	1,422,158
Property, plant and equipment (net of accumulated depreciation of $213,328 and $204,239 as of July 31, 2012 and January 31, 2012, respectively)	233,720	216,299
Goodwill	407,104	415,222
Other intangible assets, net	129,977	119,015
Investments	963	1,108
Deferred income taxes	37,468	43,272
Other non-current assets	38,127	38,575

Total assets	$2,220,425	$2,255,649

LIABILITIES & EQUITY
Bank lines of credit	$102,713	$76,240
Short-term borrowings	967	1,019
Current portion of long-term borrowings	24,049	21,775
Current portion of capital lease obligations	11,852	13,768
Trade payables and other accrued liabilities	792,602	859,086
Income taxes payable	8,041	12,657
Deferred income taxes	4,722	1,927

Total current liabilities	944,946	986,472

Long-term borrowings, excluding current portion	238,854	231,204
Capital lease obligations, excluding current portion	14,736	15,845
Deferred income taxes	25,469	31,845
Other non-current liabilities	38,593	38,775

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock - ordinary shares of no par value: 103,728,087 and 102,833,998 shares issued and outstanding as of July 31, 2012 and January 31, 2012, respectively	497,398	491,073
Retained earnings	529,221	503,675
Accumulated other comprehensive loss	(80,907)	(55,983)

Total UTi Worldwide Inc. shareholders’ equity	945,712	938,765
Non-controlling interests	12,115	12,743

Total equity	957,827	951,508

Total liabilities and equity	$2,220,425	$2,255,649

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Cash Flows

For the six months ended July 31, 2012 and 2011

(in thousands)

	Six months ended July 31,
	2012	2011
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$34,447	$35,348
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation costs	7,050	7,368
Depreciation	22,725	24,233
Amortization of intangible assets	6,402	8,228
Amortization of debt issuance costs	658	1,531
Deferred income taxes	3,274	1,650
Uncertain tax positions	(250)	337
Excess tax benefits from share-based compensation	(132)	(483)
Loss/(gain) on disposal of property, plant and equipment	37	(220)
Provision for doubtful accounts	449	2,736
Other	1,146	1,022
Changes in operating assets and liabilities:
Increase in trade receivables	(25,540)	(123,460)
Increase in other current assets	(21,489)	(6,242)
(Decrease)/increase in trade payables	(25,853)	44,913
Decrease in accrued liabilities and other liabilities	(17,298)	(2,959)

Net cash used in operating activities	(14,374)	(5,998)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding software	(19,561)	(26,768)
Proceeds from disposal of property, plant and equipment	2,332	2,685
Purchases of software and other intangible assets	(15,576)	(15,085)
Net increase in other non-current assets	(1,016)	(4,786)
Other	116	(26)

Net cash used in investing activities	(33,705)	(43,980)

FINANCING ACTIVITIES:
Borrowings from bank lines of credit	100,766	96,357
Repayments of bank lines of credit	(71,640)	(150,700)
Net borrowings/(repayments) under revolving lines of credit	551	(18,177)
Net decrease in short-term borrowings	—	(2,333)
Proceeds from issuance of long-term borrowings	1,986	150,213
Repayment of long-term borrowings	(11,045)	(34,595)
Debt issuance costs	(1,098)	(2,153)
Repayment of capital lease obligations	(9,759)	(10,099)
Acquisition of non-controlling interests	—	(1,168)
Distribution to non-controlling interests and other	(2,433)	(183)
Ordinary shares settled under share-based compensation plans	(2,450)	(1,800)
Proceeds from issuance of ordinary shares	1,592	1,675
Excess tax benefits from share-based compensation	132	483
Dividends paid	(6,223)	(6,165)

Net cash provided by financing activities	379	21,355

Effect of foreign exchange rate changes on cash and cash equivalents	(11,300)	17,606

Net decrease in cash and cash equivalents	(59,000)	(11,017)
Cash and cash equivalents at beginning of period	321,761	326,795

Cash and cash equivalents at end of period	$262,761	$315,778

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Notes to the Consolidated Financial Statements

For the three and six months ended July 31, 2012 and 2011 (Unaudited)

NOTE 1.	Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of July 31, 2012 and January 31, 2012, and the consolidated statements of income and comprehensive income for the three and six months ended July 31, 2012 and 2011 and the consolidated statements of cash flows for the six months ended July 31, 2012 and 2011. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended July 31, 2012 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2013 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012.

All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.

Income Taxes. Under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required to adjust its effective tax rate for each quarter to be consistent with its estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 270 and ASC 740 can result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

Foreign Currency Translation. Included in other income, net, are net losses of $272 and $300 on foreign exchange for the three and six months ended July 31, 2012, respectively. Included in other income, net, are net gains of $223 and $399 on foreign exchange for the three and six months ended July 31, 2011, respectively.

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $248,321 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States (U.S.) as of July 31, 2012.

Pharma Property Development Agreements. During the fiscal year ended January 31, 2012, the Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. In addition to the other documents for the transaction, the Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the Company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. Based on these agreements, the Company has recorded the costs incurred by the developer as property, plant and equipment and a corresponding long term payable to the developer. As of July 31, 2012 and January 31, 2012, included in both property, plant and equipment and long-term borrowings, were $56,451 and $37,351, respectively, under this arrangement. The Company currently estimates that its total capital commitments under this arrangement, including land, warehouse-related equipment and capitalized interest will be approximately $69,000. The property development activities are expected to be conducted into the Company’s fourth quarter of fiscal year 2013.

Fair Values of Financial Instruments. The estimated fair values of financial instruments have been determined using available market information and other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and estimation methodologies may be material to the estimated fair value amounts.

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, long-term deposits, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As discussed further in Note 11, “Borrowings”, on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of July 31, 2012, the fair value of these notes was $48,565, compared to book value of $45,833. In addition, as discussed further in Note 11, “Borrowings”, on June 24, 2011, the Company issued $150,000 of senior unsecured guaranteed notes bearing an interest rate of 3.67% per annum. As of July 31, 2012, the fair value of these notes was $154,230, compared to a book value of $150,000 for this period.

Recent Accounting Pronouncements

Standards Issued But Not Yet Effective. New pronouncements issued but not effective until after July 31, 2012 are not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company did not complete any acquisitions during the six months ended July 31, 2012. All previously acquired businesses were primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.

NOTE 3.	Earnings per Share

Earnings per share are calculated as follows:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net income	$18,883	$22,873	$31,769	$31,616

Weighted average number of ordinary shares	103,609,889	102,660,019	103,323,012	102,389,521

Incremental shares required for diluted earnings per share related to stock options/restricted share units	283,151	920,871	597,814	1,072,832

Diluted weighted average number of ordinary shares	103,893,040	103,580,890	103,920,826	103,462,353

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.18	$0.22	$0.31	$0.31

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.18	$0.22	$0.31	$0.31

Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06

Weighted-average diluted shares outstanding exclude 3,473,595 and 3,041,818 shares for the three and six months ended July 31, 2012, respectively, and exclude 2,096,076 and 1,127,599 shares for the three and six months ended July 31, 2011, respectively, because such shares either represent stock awards having an exercise price greater than the average market price of the Company’s common stock during the relevant period, or do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings per Share.

NOTE 4.	Equity

Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc.’s Equity
	Common stock	Retained earnings	Accumulated other comprehensive income/(loss)	Non-controlling interests	Total

Balance at February 1, 2012	$491,073	$503,675	$(55,983)	$12,743	$951,508
Employee share-based compensation plans	8,775	—	—	—	8,775
Ordinary shares settled under share-based compensation plans	(2,450)	—	—	—	(2,450)
Net income	—	31,769	—	2,678	34,447
Foreign currency translation adjustment and other	—	—	(24,924)	(873)	(25,797)
Dividends	—	(6,223)	—	—	(6,223)
Distribution to non-controlling interests and other	—	—	—	(2,433)	(2,433)

Balance at July 31, 2012	$497,398	$529,221	$(80,907)	$12,115	$957,827

Balance at February 1, 2011	$484,884	$437,307	$(35,116)	$13,089	$900,164
Employee share-based compensation plans	9,527	—	—	—	9,527
Ordinary shares settled under share-based compensation plans	(1,800)	—	—	—	(1,800)
Net income	—	31,616	—	3,732	35,348
Foreign currency translation adjustment and other	—	—	33,626	842	34,468
Acquisition of non-controlling interests	(1,121)	—	—	—	(1,121)
Dividends	—	(6,165)	—	—	(6,165)
Distribution to non-controlling interests and other	—	—	—	(157)	(157)

Balance at July 31, 2011	$491,490	$462,758	$(1,490)	$17,506	$970,264

NOTE 5.	Segment Reporting

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended July 31, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$770,233	$385,555	$—	$1,155,788

Purchased transportation costs	583,504	166,213	—	749,717
Staff costs	107,602	108,863	8,865	225,330
Depreciation	4,043	6,647	539	11,229
Amortization of intangible assets	1,017	1,603	540	3,160
Severance and other	1,509	283	332	2,124
Other operating expenses	44,421	82,292	4,485	131,198

Total operating expenses	742,096	365,901	14,761	1,122,758

Operating income/(loss)	$28,137	$19,654	$(14,761)	33,030

Interest income				3,505
Interest expense				(5,999)
Other expense, net				(272)

Pretax income				30,264
Provision for income taxes				10,047

Net income				20,217
Net income attributable to non-controlling interests				1,334

Net income attributable to UTi Worldwide Inc.				$18,883

Capital expenditures for property, plant and equipment	$4,568	$12,882	$1,675	$19,125

Capital expenditures for internally-developed software	$—	$—	$10,047	$10,047

Segment assets	$1,267,828	$805,726	$146,871	$2,220,425

	Three months ended July 31, 2011
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$901,752	$395,606	$—	$1,297,358

Purchased transportation costs	694,662	159,300	—	853,962
Staff costs	114,600	122,237	6,298	243,135
Depreciation	4,440	6,652	700	11,792
Amortization of intangible assets	1,125	2,958	690	4,773
Severance and other	2,124	612	747	3,483
Other operating expenses	50,986	85,066	4,420	140,472

Total operating expenses	867,937	376,825	12,855	1,257,617

Operating income/(loss)	$33,815	$18,781	$(12,855)	39,741

Interest income				5,249
Interest expense				(9,116)
Other income, net				223

Pretax income				36,097
Provision for income taxes				11,259

Net income				24,838
Net income attributable to non-controlling interests				1,965

Net income attributable to UTi Worldwide Inc.				$22,873

Capital expenditures for property, plant and equipment	$7,210	$14,026	$2,037	$23,273

Capital expenditures for internally-developed software	$—	$—	$13,034	$13,034

Segment assets	$1,378,505	$857,735	$122,713	$2,358,953

	Six months ended July 31, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$1,531,781	$772,290	$—	$2,304,071

Purchased transportation costs	1,168,738	323,495	—	1,492,233
Staff costs	214,034	224,692	17,792	456,518
Depreciation	8,250	13,400	1,075	22,725
Amortization of intangible assets	2,071	3,251	1,080	6,402
Severance and other	2,176	1,109	539	3,824
Other operating expenses	91,025	166,035	8,739	265,799

Total operating expenses	1,486,294	731,982	29,225	2,247,501

Operating income/(loss)	$45,487	$40,308	$(29,225)	56,570

Interest income				7,090
Interest expense				(12,392)
Other expense, net				(300)

Pretax income				50,968
Provision for income taxes				16,521

Net income				34,447
Net income attributable to non-controlling interests				2,678

Net income attributable to UTi Worldwide Inc.				$31,769

Capital expenditures for property, plant and equipment	$8,908	$35,755	$3,392	$48,055

Capital expenditures for internally-developed software	$—	$—	$19,060	$19,060

Segment assets	$1,267,828	$805,726	$146,871	$2,220,425

	Six months ended July 31, 2011
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$1,731,505	$764,558	$—	$2,496,063

Purchased transportation costs	1,339,912	302,178	—	1,642,090
Staff costs	224,267	238,950	13,263	476,480
Depreciation	8,828	14,046	1,359	24,233
Amortization of intangible assets	2,211	4,677	1,340	8,228
Severance and other	4,097	3,488	747	8,332
Other operating expenses	99,650	168,822	9,694	278,166

Total operating expenses	1,678,965	732,161	26,403	2,437,529

Operating income/(loss)	$52,540	$32,397	$(26,403)	58,534

Interest income				9,477
Interest expense				(17,568)
Other income, net				399

Pretax income				50,842
Provision for income taxes				15,494

Net income				35,348
Net income attributable to non-controlling interests				3,732

Net income attributable to UTi Worldwide Inc.				$31,616

Capital expenditures for property, plant and equipment	$12,213	$41,168	$4,707	$58,088

Capital expenditures for internally-developed software	$—	$141	$19,833	$19,974

Segment assets	$1,378,505	$857,735	$122,713	$2,358,953

For reporting purposes by segment and by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services, including contract logistics services, are attributed to the country where the services are performed.

The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa (excluding North Africa):

	Three months ended July 31,
	2012			2011
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$236,506	$60,048	$296,554	$278,059	$58,595	$336,654
Americas	195,208	205,008	400,216	203,413	217,147	420,560
Asia Pacific	224,247	18,533	242,780	290,524	16,544	307,068
Africa	114,272	101,966	216,238	129,756	103,320	233,076

Total	$770,233	$385,555	$1,155,788	$901,752	$395,606	$1,297,358

	Six months ended July 31,
	2012			2011
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$480,851	$123,036	$603,887	$551,890	$115,066	$666,956
Americas	381,873	401,731	783,604	379,470	419,872	799,342
Asia Pacific	437,111	35,508	472,619	548,112	29,590	577,702
Africa	231,946	212,015	443,961	252,033	200,030	452,063

Total	$1,531,781	$772,290	$2,304,071	$1,731,505	$764,558	$2,496,063

The following table shows long-lived assets attributable to the Company’s geographic regions:

	As of July 31, 2012	As of January 31, 2012

EMENA	$25,749	$29,511
Americas	49,925	44,866
Asia Pacific	28,918	29,385
Africa	100,050	84,617

Total	$204,642	$188,379

The following table shows long-lived assets attributable to specific countries:

	As of July 31, 2012	As of January 31, 2012

United States	$43,080	$36,667
South Africa	97,763	82,631
China	17,427	16,581
Spain	8,357	9,957
All others	38,015	42,543

Total	$204,642	$188,379

Corporate assets totaling $29,078 and $27,920 as of July 31, 2012 and January 31, 2012, respectively, have been excluded from the long-lived assets tables above.

The following table shows revenues attributable to specific countries:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011

United States	$322,985	$332,236	$635,729	$634,815
South Africa	206,543	225,061	427,149	437,019
China	85,948	130,937	166,690	240,159
Spain	29,613	41,310	59,606	79,315
All others	510,699	567,814	1,014,897	1,104,755

Total	$1,155,788	$1,297,358	$2,304,071	$2,496,063

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011

Revenues:
Airfreight forwarding	$370,394	$465,672	$751,534	$904,701
Ocean freight forwarding	304,899	320,696	589,606	602,274
Customs brokerage	30,414	33,082	58,680	63,335
Contract logistics	203,818	212,845	405,471	411,824
Distribution	146,514	139,741	295,402	269,094
Other	99,749	125,322	203,378	244,835

Total	$1,155,788	$1,297,358	$2,304,071	$2,496,063

Purchased transportation costs:
Airfreight forwarding	$286,684	$365,880	$588,506	$716,057
Ocean freight forwarding	253,210	266,618	487,715	500,853
Customs brokerage	1,336	1,206	2,779	2,760
Contract logistics	54,370	53,055	104,353	98,208
Distribution	102,225	95,391	199,232	183,250
Other	51,892	71,812	109,648	140,962

Total	$749,717	$853,962	$1,492,233	$1,642,090

NOTE 6.	Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment for the six months ended July 31, 2012 are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at February 1, 2012	$173,732	$241,490	$415,222
Foreign currency translation	(5,305)	(2,813)	(8,118)

Balance at July 31, 2012	$168,427	$238,677	$407,104

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. No impairment was recognized during the six months ended July 31, 2012. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $100,494 at July 31, 2012 and January 31, 2012, all of which is included in the Company’s Contract Logistics and Distribution segment.

Other Intangible Assets. Amortizable intangible assets at July 31, 2012 and January 31, 2012 relate primarily to amounts incurred for internally-developed software by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at July 31, 2012 and January 31, 2012 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at July 31, 2012:
Client relationships	$83,189	$(48,262)	$34,927	9.1
Internally-developed software	99,383	(5,586)	93,797	6.7
Non-compete agreements	123	(85)	38	4.0
Other	4,796	(4,493)	303	3.7

Total	$187,491	$(58,426)	$129,065

Balance at January 31, 2012:
Client relationships	$86,544	$(45,328)	$41,216	9.1
Internally-developed software	80,437	(4,303)	76,134	4.8
Non-compete agreements	882	(825)	57	4.7
Other	4,887	(4,192)	695	3.7

Total	$172,750	$(54,648)	$118,102

The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31:

Remainder of 2013	$6,869
2014	22,963
2015	20,913
2016	19,734
2017	18,038

In addition to the amortizable intangible assets, the Company also had $912 and $913 of intangible assets not subject to amortization at July 31, 2012 and January 31, 2012, respectively, related primarily to acquired trade names.

NOTE 7.	Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Six months ended July 31,
	2012	2011

Net cash paid for:
Interest	$17,897	$19,752
Income taxes	23,876	25,365
Withholding taxes	1,281	—
Non-cash activities:
Capital lease obligations incurred to acquire assets	7,506	7,570
Long-term obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	20,739	24,383

UTi is a holding company which relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the Company and UTi’s ability to receive distributions is subject to applicable local laws and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of the Company’s bank credit facilities and in the note purchase agreements for the Company’s outstanding senior notes. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries could declare may be limited in certain countries by exchange controls. Total net assets which may not be transferred to the Company in the form of loans, advances, or cash dividends by the Company’s subsidiaries without the consent of a third party, were less than 10% of the Company’s consolidated total net assets as of the end of the most recent fiscal quarter.

NOTE 8.	Contingencies

In connection with ASC 450, Contingencies, the Company has not accrued for material loss contingencies relating to the investigations and legal proceedings disclosed below because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable and reasonably estimable.

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

On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of Euro 3,068 (or approximately $3,764 at July 31, 2012) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court.

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

Per Transport Litigation. The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $11,650 based on exchange rates as of July 31, 2012. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company has agreed to indemnify these individuals in connection with these proceedings.

NOTE 9.	Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011

Service cost	$291	$333	$595	$662
Interest cost	516	527	1,061	1,050
Expected return on plan assets	(318)	(372)	(655)	(741)
Amortization of net actuarial loss	26	30	52	58

Net periodic benefit cost	$515	$518	$1,053	$1,029

For the three months ended July 31, 2012 and 2011, the Company contributed approximately $141 and $191, respectively, to its defined benefit plans. For the six months ended July 31, 2012 and 2011, the Company contributed approximately $715 and $875, respectively, to its defined benefit plans.

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

In addition to the 2009 LTIP, at July 31, 2012, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).

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

Employee Share-Based Compensation Activity

A summary of share-based compensation activity applicable to employee shared-based plans for the six months ended July 31, 2012 are as follows:

	2009 LTIP
	Shares subject to stock options	Weighted average exercise price	Restricted share units	Weighted average grant date fair value
Outstanding balance at February 1, 2012	183,983	$19.73	1,557,424	$18.44
Granted	234,477	16.81	905,777	16.78
Exercised/vested	—	—	(350,974)	18.15
Cancelled/forfeited	—	—	(65,760)	18.02

Outstanding balance at July 31, 2012	418,460	$18.09	2,046,467	$17.77

	2004 LTIP
	Shares subject to stock options	Weighted average exercise price	Restricted share units	Weighted average grant date fair value
Outstanding balance at February 1, 2012	1,437,585	$20.32	868,048	$17.90
Exercised/vested	(15,000)	16.64	(473,636)	20.20
Cancelled/forfeited	(62,967)	19.71	(24,093)	18.58

Outstanding balance at July 31, 2012	1,359,618	$20.39	370,319	$14.91

	2000 Stock Option Plan
	Shares subject to stock options	Weighted average exercise price
Outstanding balance at February 1, 2012	438,150	$8.74
Exercised	(189,000)	6.36

Outstanding balance at July 31, 2012	249,150	$10.54

Non-Employee Share-Based Compensation Activity. A summary of share-based compensation activity applicable to the non-employee director share-based plans for the six months ended July 31, 2012 is as follows:

	Directors Option Plan		2004 Directors Incentive Plan
	Shares subject to stock options	Weighted average exercise price	Restricted share units	Weighted average grant date fair value
Outstanding balance at February 1, 2012	69,000	$11.04	31,318	$19.00
Granted	—	—	35,880	15.05
Exercised/vested	(6,000)	6.57	(31,318)	19.00

Outstanding balance at July 31, 2012	63,000	$11.46	35,880	$15.05

In connection with its share-based compensation plans, the Company recorded approximately $3,481 and $3,670 of share-based compensation expense for the three months ended July 31, 2012 and 2011, respectively and approximately $7,050 and $7,368 of share-based compensation expense for the six months ended July 31, 2012 and 2011, respectively. As of July 31, 2012, the Company had approximately $28,071 of total unrecognized compensation related to share-based compensation to be expensed through July 2017.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letters of credit and other credit facilities as of July 31, 2012:

	2011 Royal Bank of Scotland N.V. (RBS) Facility	2011 Nedbank Facility	2011 Bank of the West Facility	2009 Nedbank South African Facilities(1)	Other Facilities(2)	Total

Credit facility limit	$50,000	$75,000	$50,000	$64,040	$174,845	$413,885

Facility usage for cash withdrawals(3)	$—	$79	$33,041	$2,217	$67,376	$102,713
Letters of credit and guarantees outstanding	32,704	2,936	—	26,858	99,078	161,576

Total facility/usage	$32,704	$3,015	$33,041	$29,075	$166,454	$264,289

Available, unused capacity	$17,296	$71,985	$16,959	$34,965	$8,391	$149,596
Available for cash withdrawals	$—	$34,921	$16,959	$36,594	$5,569	$94,043

(1)

The amounts in the table above reflect the Company’s South African Rand (ZAR) 525,000 revolving credit facility, which is comprised of a ZAR 300,000 working capital facility and a ZAR 225,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of this facilities agreement, and which are included under capital lease obligations on the Company’s balance sheet.

(2)	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries.
(3)

Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 Nedbank Facility, $79 of letters of credit issued under such facility supports outstanding cash borrowings by the Company’s subsidiaries.

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

2009 South African Facilities Agreement. On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (as amended, the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division, which agreement was amended by a First Addendum to Facilities Agreement dated April 4, 2012. The South African Facilities Agreement provides for a ZAR 525,000 revolving credit facility, which is comprised of a ZAR 300,000 working capital facility and a ZAR 225,000 letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides the Company’s South African operations with a ZAR 250,000 revolving asset-based finance facility, which includes a capital lease line. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.

The South African Facilities Agreement provides the Company with the option to request that the lenders increase their commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 225,000 subject to the approval of such lenders and the satisfaction of certain conditions precedent. The South African Facilities Agreement matures in July 2016.

In addition to the facilities provided under the 2011 Credit Facilities and the South African Facilities Agreement, the Company utilizes a number of other financial institutions to provide it with incremental letters of credit, guarantees and working capital capacity. In some cases the use of particular facilities is restricted to the country in which they originated and in some cases the particular facilities may restrict distributions by the subsidiary operating in the country.

Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities listed above. The total of such bank borrowings at July 31, 2012 and January 31, 2012 was $967 and $1,019, respectively.

Long-term Borrowings. The following table presents information about the aggregate amount of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of July 31, 2012:

	2009 Note Purchase Agreement	2011 Note Purchase Agreement	Other Borrowings	Total
Current portion of long-term borrowings	$18,334	$—	$5,715	$24,049
Long-term borrowings, excluding current portion	27,499	150,000	61,355	238,854

Total	$45,833	$150,000	$67,070	$262,903

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

Pharma Property Development Agreements. In connection with the Pharma Property Development Agreements, as of July 31, 2012, the Company has included $56,451 in long-term borrowings as a result of this arrangement; $9,019 of such borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate. The remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. The Company has received a commitment for long-term replacement financing upon the completion of the development and the Company’s expected purchase of the property, and is continuing to evaluate additional options for replacement financing. The Company intends to ultimately refinance the borrowings on a long-term basis.

NOTE 12.	Uncertain Tax Positions

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. During the quarter ended July 31, 2012, the Company reached a settlement with a state tax authority and as a result reduced its liabilities for uncertain tax positions by $329. The Company further reduced its liabilities for uncertain tax positions by $333 due to expiration of the statute of limitations. It is reasonably possible that the total amounts of unrecognized tax benefits as of July 31, 2012 will decrease by up to $2,032 during the next twelve months due to the expiration of the statute of limitations in various jurisdictions. This reduction would have a favorable impact on the Company’s provision for income taxes.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2012 and January 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at July 31, 2012:
Assets:
Cash and cash equivalents	$262,761	$262,761	$—	$—
Forward exchange contracts	245	—	245	—
Other	2,297	—	—	2,297

Total	$265,303	$262,761	$245	$2,297

Liabilities:
Forward exchange contracts	$158	$—	$158	$—

Total	$158	$—	$158	$—

Balance at January 31, 2012:
Assets:
Cash and cash equivalents	$321,761	$321,761	$—	$—
Forward exchange contracts	415	—	415	—
Other	2,586	—	—	2,586

Total	$324,762	$321,761	$415	$2,586

Liabilities:
Forward exchange contracts	$646	$—	$646	$—

Total	$646	$—	$646	$—

The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended July 31, 2012 and 2011:

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Balance at May 1,	$2,479	$—	$1,878	$128
Net change in fair value included in earnings	—	—	3	(9)
Foreign currency translation	(182)	—	(55)	(1)

Balance at July 31,	$2,297	$—	$1,826	$118

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended July 31, 2012 and 2011:

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Balance at February 1,	$2,586	$—	$388	$649
Additions	—	—	1,780	—
Net change in fair value included in earnings	(123)	—	(308)	(563)
Foreign currency translation	(166)	—	(34)	32

Balance at July 31,	$2,297	$—	$1,826	$118

Fair Value Measurements on Non-Recurring Basis. Certain assets and liabilities are not measured at fair value, but are recognized and disclosed at fair value on a non-recurring basis. During the six months ended July 31, 2012 and 2011, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to business combinations and to the evaluation of impairment which involves comparing the fair value of the Company’s reporting units to their recorded value, including goodwill and intangible assets.

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

As of July 31, 2012, the Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of July 31, 2012: $7,565 in Euro; $46,162 in U.S. dollars; $1,240 in British Pound Sterling; and, $2,256 in other currencies. As of July 31, 2011, the Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of July 31, 2011: $8,884 in Euro; $3,953 in U.S. dollars; $1,109 in British Pound Sterling; and, $1,852 in other currencies. Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets included in trade receivables were $245 and $415 at July 31, 2012 and January 31, 2012, respectively. Foreign currency liability derivatives included in trade payables and other accrued liabilities were $158 and $646 at July 31, 2012 and January 31, 2012, respectively. The Company recorded net gains on foreign currency derivatives of $29 and $87 for the three and six months ended July 31, 2012, respectively. The Company recorded net losses on foreign currency derivatives of $109 and net gains on foreign currency derivatives of $94 for the three and six months ended July 31, 2011, respectively.

NOTE 15.	Severance and Other

During the three and six months ended July 31, 2012, the Company incurred severance and other costs of $2,124 and $3,824, respectively. During the three and six months ended July 31, 2011, the Company incurred severance and other costs of $3,483 and $8,332, respectively. These charges were not incurred pursuant to a plan of termination as defined in ASC 420, Exit or Disposal Cost Obligations or ASC 715, Compensation – Retirement Benefits.

Severance. During the three months ended July 31, 2012, the Company incurred charges for employee severance costs of $1,509, $283 and $332 within the Freight Forwarding segment, the Contract Logistics and Distribution segment, and at corporate, respectively. These charges for the three months ended July 31, 2011 were $2,124, $612 and $747 within the Freight Forwarding segment, the Contract Logistics and Distribution segment, and at corporate, respectively.

During the six months ended July 31, 2012, the Company incurred charges for employee severance costs of $2,176, $1,109 and $539 within the Freight Forwarding segment, the Contract Logistics and Distribution segment, and at corporate, respectively. These charges for the six months ended July 31, 2011 were $4,097, $1,574 and $747 within the Freight Forwarding segment, the Contract Logistics and Distribution segment, and at corporate, respectively.

Charges incurred for employee severance for the three and six months ended July 31, 2012 and 2011, were primarily related to certain business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a consistent organizational structure on a worldwide basis. Although the Company has not adopted a formal plan of termination pursuant to ASC 420 or ASC 715, the Company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Facility exit costs. Amounts charged for facility exit costs for the six months ended July 31, 2011 were $1,914. These charges were incurred in the Company’s Contract Logistics and Distribution segment in connection with the closure of certain underutilized contract logistics facilities in Europe. No facility exit costs were incurred by the Company’s Freight Forwarding segment or corporate for the three and six months ended July 31, 2012.

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

Forward-Looking Statements, Uncertainties and Other Factors

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain risks and uncertainties. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements and include all statements not of an historical fact. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying any forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including but not limited to volatility with respect to global trade; global economic, political and market conditions, including those in Africa, Asia Pacific and EMENA (which is comprised of Europe, Middle East and North Africa); risks associated with the company’s business transformation initiative, which include unanticipated difficulties and delays and additional costs and expenses; risks that we may be required to record impairment charges to our goodwill; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in foreign exchange rates; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of, the ongoing publicly announced governmental investigations into the international air freight and air cargo transportation industry and other related investigations and lawsuits; the financial condition of the company’s clients; disruptions caused by epidemics, natural disasters, conflicts, wars and terrorism; the other risks and uncertainties described herein and in the company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the company’s control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, UTi cannot assure any reader that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on UTi’s forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of the company’s Annual Report on Form 10-K/A, including, without limitation, in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2012), and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.

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

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible than purchased transportation costs in the near term as we must staff to meet uncertain future demand. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airfreight or containers for ocean freight, which are most commonly expressed as twenty foot units (TEUs).

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

As part of our customs brokerage services, we prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and perform other related services. We determine our fees for our customs brokerage services based on the volume of business transactions for a particular client, and the type, number and complexity of services provided. Revenues from customs brokerage and related services are recognized upon completion of the services. Other revenues in our freight forwarding segment are primarily comprised of international road freight shipments.

We believe that for our Freight Forwarding segment, net revenues (a non-GAAP financial measure we use to describe revenues less purchased transportation costs) are a better measure of growth in our freight forwarding business than revenues because our revenues and our purchased transportation costs for our services as an indirect air and ocean carrier include the carriers’ charges to us for carriage of the shipment. Our revenues and purchased transportation costs are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenues are determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Revenues derived from freight forwarding generally are shared within our company between the points of origin and destination, based on a standard formula. Our revenues in our other capacities includes only commissions and fees earned by us and are substantially similar to net revenues for the Freight Forwarding segment in this respect.

Contract Logistics and Distribution Segment. Our contract logistics services primarily relate to value-added warehousing and the subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, warehousing services, order management, customized distribution and inventory management services. Our outsourced services include inspection services, quality centers and manufacturing support. Our inventory management services include materials sourcing services pursuant to contractual, formalized repackaging programs and materials sourcing agreements. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business.

We also provide a range of distribution, consultation, outsourced management services, planning and optimization services, and other supply chain management services. We receive fees for the other supply chain management services that we perform. Distribution and other contract logistics revenues are recognized when the service has been completed in the ordinary course of business.

Multi-year Business Transformation Initiative. We have undertaken a multi-year business transformation initiative to establish a single set of global processes for our freight forwarding business and our global financial management. We anticipate current and future capital expenditures related to the development of software in the aggregate of approximately $120.0 million, in connection with these initiatives, the majority of which is nearing completion. We expect to incur depreciation expense and amortization expense over a five-year to seven-year useful life, beginning once the applications are considered substantially ready for their intended use. We expect these applications to be substantially ready for their intended use during the second half of fiscal 2013 or the first half of our fiscal 2014, depending upon a variety of circumstances, including but not limited to operational acceptance testing and other operational milestones having been achieved.

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

Acquisitions. Acquisitions affect the comparison of our results between periods prior to when acquisitions are made and to the comparable periods in subsequent years, depending on the date of acquisition (e.g. acquisitions made on February 1, the first day of the first quarter of our fiscal year, will only affect a comparison with the prior year’s results and will not affect a comparison to the following years’ results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of the respective acquisitions. We consider the operating results of an acquired business during the first twelve months following the date of acquisition to be an “acquisition impact” or “benefit from acquisitions”. Thereafter we consider the growth in an acquired business’s results to be “organic growth”. The company did not complete any acquisitions during the six months ended July 31, 2012.

Seasonality. Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenues are derived from clients in industries whose shipping patterns are tied closely to consumer demand or are based on just-in-time production schedules. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that these historical seasonal patterns will continue in future periods.

Discussion of Results

The following discussion of our operating results explains material changes in our consolidated results for the three and six month periods of fiscal 2013 compared to the three and six month periods of fiscal 2012. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2012, which are included in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012, on file with the SEC. Our unaudited consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Our year-over-year comparative results were, in many cases, materially impacted by foreign currency fluctuations between comparable periods, particularly the year-over-year exchange rate fluctuations between the Euro and South African Rand, on the one hand, and the U.S. Dollar, on the other hand. In order to enhance the ability of investors to analyze our performance over comparable periods, we have provided, in certain instances, comparative information excluding the impact of these foreign currency fluctuations. This information is among the information the company uses as a basis for evaluating company performance on a comparable basis over time, in allocating resources and in planning and forecasting of future periods. This information, however, is not intended to be considered in isolation or as a substitute for, or superior to, the relevant measures prepared and presented in accordance with U.S. GAAP, which are also presented. In certain instances where the effect of foreign currency translation is material to our comparative results, we calculate variances so as to exclude the effects of foreign currency fluctuations. We calculate the effects of foreign currency fluctuations by subtracting (i) our current-period financial results as currently reported in local currencies, translated at current-period foreign currency exchange rates, from (ii) our current-period financial results as currently reported in local currency, as translated at the prior-period foreign currency exchange rates.

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

Three months ended July 31, 2012 compared to three months ended July 31, 2011

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended July 31, 2012 compared to the three months ended July 31, 2011:

Freight Forwarding

	Freight Forwarding Three months ended July 31,
	2012	2011	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$370,394	$465,672	$(95,278)	(20)%
Ocean freight forwarding	304,899	320,696	(15,797)	(5)
Customs brokerage	30,414	33,082	(2,668)	(8)
Other	64,526	82,302	(17,776)	(22)

Total revenues	770,233	901,752	(131,519)	(15)

Purchased transportation costs:
Airfreight forwarding	286,684	365,880	(79,196)	(22)
Ocean freight forwarding	253,210	266,618	(13,408)	(5)
Customs brokerage	1,336	1,206	130	11
Other	42,274	60,958	(18,684)	(31)

Total purchased transportation costs	583,504	694,662	(111,158)	(16)

Net revenues:
Airfreight forwarding	83,710	99,792	(16,082)	(16)
Ocean freight forwarding	51,689	54,078	(2,389)	(4)
Customs brokerage	29,078	31,876	(2,798)	(9)
Other	22,252	21,344	908	4

Total net revenues	186,729	207,090	(20,361)	(10)

Yields:
Airfreight forwarding	22.6%	21.4%
Ocean freight forwarding	17.0%	16.9%

Staff costs	107,602	114,600	(6,998)	(6)
Depreciation	4,043	4,440	(397)	(9)
Amortization of intangible assets	1,017	1,125	(108)	(10)
Severance and other	1,509	2,124	(615)	(29)
Other operating expenses	44,421	50,986	(6,565)	(13)

Operating income	$28,137	$33,815	$(5,678)	(17)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $95.3 million, or 20%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, airfreight forwarding revenues decreased $66.2 million, or 14%. The weak airfreight environment continued to weigh on results for the three months ended July 31, 2012. Trends apparent throughout the industry in the first quarter of fiscal 2013 continued into the second quarter, with shippers increasingly favoring ocean freight over airfreight and moving less weight per airfreight shipment. Excluding the effects of foreign currency fluctuations, (i) $38.5 million of the decrease in revenues was attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms), (ii) $15.0 million of the decrease was attributable to reduced fuel surcharges and (iii) $12.7 million was attributable to a decline of our selling rates, caused in part by lower carrier rates incurred by us.

Airfreight forwarding volumes decreased 11% for the three months ended July 31, 2012, compared to the corresponding prior year period, reflecting a continued weak airfreight environment compared to the same period in the prior year. Airfreight forwarding tonnage declined significantly in the East-West trade lanes, with less of a decline experienced in the intra-Asia trade lanes and in the trade lanes involving the Middle East and Latin America. On a sequential basis, airfreight tonnage improved slightly, increasing 4% over the first quarter of fiscal 2013.

Airfreight forwarding net revenues decreased $16.1 million, or 16%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, airfreight forwarding net revenues decreased $9.3 million, or 9%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. Excluding the effects of foreign currency fluctuations, net revenues decreased by $11.3 million over the corresponding prior year period due to a decline of airfreight forwarding volumes, which amount was partially offset by a $2.0 million improvement in yields. Airfreight yields for the three months ended July 31, 2012 increased approximately 120 basis points to 22.6% compared to 21.4% for the corresponding prior year period. On a sequential basis, airfreight yields of 22.6% for the three months ended July 31, 2012 were 180 basis points higher when compared to airfreight yields of 20.8% for the first quarter of fiscal 2013.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $15.8 million, or 5%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, ocean freight forwarding revenues increased $12.4 million, or 4%. Ocean freight volumes (which we measure in terms of TEUs) increased 2% over the corresponding prior year period. Excluding the effects of foreign currency fluctuations, (i) $8.0 million of the increase in ocean freight forwarding revenues was attributable to an increase in ocean freight volumes and (ii) $4.4 million of the increase was attributable to an increase in our selling rates caused in part by increased carrier rates.

Ocean freight forwarding net revenues decreased $2.4 million, or 4%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, ocean freight forwarding net revenues increased $1.8 million, or 3%. Excluding the effects of foreign currency fluctuations, (i) $0.4 million of the increase in ocean freight forwarding net revenues was attributable to yield improvement and (ii) $1.4 million of the increase was attributable to increased volumes. On the same basis, net revenues per TEU increased 1% on both a year-over-year and sequential basis.

Customs Brokerage and Other. Customs brokerage revenues decreased $2.7 million, or 8%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, customs brokerage revenues increased $0.7 million, or 2%. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $17.8 million, or 22%, for the three months ended July 31, 2012, compared to the corresponding prior year period. However, excluding the effects of foreign currency fluctuations, other freight forwarding related revenues decreased $10.2 million, or 12%. The decrease was caused by a decline in volumes and related fuel surcharges for international road freight and distribution.

Customs brokerage net revenues decreased $2.8 million, or 9%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, customs brokerage net revenues increased $0.4 million, or 1%. Other freight forwarding related net revenues increased $0.9 million, or 4%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, other freight forwarding related net revenues increased $2.9 million, or 13%.

Staff Costs. Staff costs in our freight forwarding segment decreased $7.0 million, or 6%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, staff costs in our freight forwarding segment increased $2.2 million. As a percentage of freight forwarding segment revenues, staff costs were approximately 14% for the three months ended July 31, 2012 compared to 13% in the corresponding prior year period. Movements of staff costs in our freight forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes. The number of airfreight shipments declined 4%, in the three months ended July 31, 2012 compared to the corresponding prior year period, the decline was significantly less than the corresponding 11% tonnage decline, as our clients moved fewer kilos per shipment. This had a negative impact on productivity in our freight forwarding segment in the short term. The number of ocean freight shipments was consistent over the comparative periods.

Severance and Other. During the three months ended July 31, 2012 and 2011, we incurred severance and other costs in the freight forwarding segment of $1.5 million and $2.1 million, respectively, comprised primarily of severance charges. These charges were primarily related to our business transformation initiatives, which include redefining business processes, developing our next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. Although a formal plan of termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), the company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Other Operating Expenses. Other operating costs in the freight forwarding segment decreased $6.6 million, or 13%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, other operating costs decreased $1.8 million.

Contract Logistics and Distribution

	Contract Logistics and Distribution Three months ended July 31,
	2012	2011	Change Amount	Change Percentage
Revenues:
Contract logistics	$203,818	$212,845	$(9,027)	(4)%
Distribution	146,514	139,741	6,773	5
Other	35,223	43,020	(7,797)	(18)

Total revenues	385,555	395,606	(10,051)	(3)

Purchased transportation costs:
Contract logistics	54,370	53,055	1,315	2
Distribution	102,225	95,391	6,834	7
Other	9,618	10,854	(1,236)	(11)

Total purchased transportation costs	166,213	159,300	6,913	4

Staff costs	108,863	122,237	(13,374)	(11)
Depreciation	6,647	6,652	(5)	—
Amortization of intangible assets	1,603	2,958	(1,355)	(46)
Severance and other	283	612	(329)	(54)
Other operating expenses	82,292	85,066	(2,774)	(3)

Operating income	$19,654	$18,781	$873	5%

Contract Logistics. Contract logistics revenues decreased $9.0 million, or 4%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, contract logistics revenues increased $8.5 million, or 4%. The increase in contract logistics revenues, excluding the effects of foreign currency fluctuations, was primarily the result of organic growth which came from increased client volumes in the Africa and Asia-Pacific regions, partially offset by declining volumes in the Americas and EMENA regions.

Contract logistics purchased transportation costs increased $1.3 million, or 2%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, purchased transportation costs increased $4.0 million, or 8%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment includes materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities increased slightly during the three months ended July 31, 2012 when compared to the corresponding prior year period, resulting in an increase in materials sourcing costs of $4.4 million, or 8%.

Distribution. Distribution revenues increased $6.8 million, or 5%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, distribution revenues increased $13.9 million, or 10%. Excluding the effects of foreign currency fluctuations, an increase in distribution revenues of $8.8 million was primarily due to increased client volumes in our Americas region distribution business.

Distribution purchased transportation costs increased $6.8 million, or 7%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, distribution purchased transportation costs increased $9.2 million, or 10%. The increase was primarily due to increased domestic freight volumes as well as related fuel surcharges, particularly in the Americas region.

Other. Other contract logistics and distribution revenues decreased $7.8 million, or 18%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, other contract logistics and distribution revenues decreased $1.5 million, or 4%. The decrease of other contract logistics and distribution revenues was primarily the result of decreased volumes handled in certain of our transportation management operations. Other purchased transportation costs decreased $1.2 million, or 11%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, other purchased transportation costs increased $0.3 million.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $13.4 million, or 11%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, staff costs in our Contract Logistics and Distribution segment decreased $2.9 million, or 2%. The decrease in staff costs after excluding the effects of foreign currency fluctuations was partially attributable to ongoing improvements in operations, particularly those in the EMENA region.

Severance and Other. During the three months ended July 31, 2012, we incurred severance and other costs of $0.3 million in our Contract Logistics and Distribution segment. Amounts charged for severance and exit costs during the three months ended July 31, 2011 were $0.6 million.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment decreased $2.8 million, or 3%, for the three months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, other operating expense in our Contract Logistics and Distribution segment increased $7.4 million, or 9%. This increase in other operating expenses after excluding the effect of foreign currency fluctuations was caused in part by a new Africa region distribution client, and by increased service requirements associated with other new client sites and increased logistics volumes.

Corporate

Staff Costs. Staff costs at corporate were $8.9 million for the three months ended July 31, 2012, compared to $6.3 million for the corresponding prior year period. The increase in staff costs at corporate was primarily due to our continuing organizational realignment associated with our business transformation initiatives. As a result of those initiatives, resources have been transferred from local and regional roles to corporate led functions. Other operating expenses at corporate were $4.5 million for the three months ended July 31, 2012, compared to $4.4 million for corresponding prior year period.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $195.8 million of principle was outstanding as of July 31, 2012, and our capital lease obligations. Interest income decreased $1.7 million, or 33% and interest expense decreased $3.1 million, or 34%, for the three months ended July 31, 2012, compared to the corresponding prior year period. Net interest expense was lower for the three months ended July 31, 2012, compared to the corresponding prior year period, primarily due to a reduced level of average borrowings outstanding throughout the quarter. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other Income and Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and various other taxes not related to income taxes.

Provision for Income Taxes. Our effective income tax rate for the three months ended July 31, 2012 was 33.2% compared to 31.2% for the corresponding prior year period. Our provision for income taxes in the three months ended July 31, 2012 was $10.0 million based on pretax income of $30.3 million compared to our provision for income taxes for the corresponding prior year period of $11.3 million based on pretax income of $36.1 million. The factors decreasing our provision for income taxes in absolute dollars in the three months ended July 31, 2012 relative to the corresponding prior year period of fiscal 2012 were: (i) lower valuation allowances recorded in certain jurisdictions in the three months ended July 31, 2012 as compared to the same period in 2011 which decreased our current year provision year over year by approximately $1.8 million, and partially offset by (ii) higher statutory blended rates and increased nondeductible expenses and other tax items incurred across various jurisdictions which increased our provision by $0.5 million. These factors resulted in an aggregate decrease in our provision of $1.3 million in three months ended July 31, 2012 as compared to corresponding prior year period of fiscal 2012.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $1.3 million for the three months ended July 31, 2012, compared to $2.0 million for the corresponding prior year period. Effective October 31, 2011, we acquired the remaining outstanding shares of an Israeli subsidiary, of which we already held a controlling financial interest from previous activities in Israel. This acquisition contributed to a decrease of non-controlling interests of $0.1 million for the three months ended July 31, 2012, over the corresponding prior year period.

Six months ended July 31, 2012 compared to six months ended July 31, 2011

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the six months ended July 31, 2012 compared to the six months ended July 31, 2011:

Freight Forwarding

	Freight Forwarding Six months ended July 31,
	2012	2011	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$751,534	$904,701	$(153,167)	(17)%
Ocean freight forwarding	589,606	602,274	(12,668)	(2)
Customs brokerage	58,680	63,335	(4,655)	(7)
Other	131,961	161,195	(29,234)	(18)

Total revenues	1,531,781	1,731,505	(199,724)	(12)

Purchased transportation costs:
Airfreight forwarding	588,506	716,057	(127,551)	(18)
Ocean freight forwarding	487,715	500,853	(13,138)	(3)
Customs brokerage	2,779	2,760	19	1
Other	89,738	120,242	(30,504)	(25)

Total purchased transportation costs	1,168,738	1,339,912	(171,174)	(13)

Net revenues:
Airfreight forwarding	163,028	188,644	(25,616)	(14)
Ocean freight forwarding	101,891	101,421	470	—
Customs brokerage	55,901	60,575	(4,674)	(8)
Other	42,223	40,953	1,270	3

Total net revenues	363,043	391,593	(28,550)	(7)

Yields:
Airfreight forwarding	21.7%	20.9%
Ocean freight forwarding	17.3%	16.8%

Staff costs	214,034	224,267	(10,233)	(5)
Depreciation	8,250	8,828	(578)	(7)
Amortization of intangible assets	2,071	2,211	(140)	(6)
Severance and other	2,176	4,097	(1,921)	(47)
Other operating expenses	91,025	99,650	(8,625)	(9)

Operating income	$45,487	$52,540	$(7,053)	(13)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $153.2 million, or 17%, for the six months ended July 31, 2012, compared to the corresponding prior year period. Our results for this and our other products and segments for the six months ended July 31, 2012, were negatively impacted by a weaker Euro and ZAR when compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, airfreight forwarding revenues decreased $112.0 million, or 12%. Excluding the effects of foreign currency fluctuations, (i) $87.9 million of the decrease in revenues was attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms), (ii) $16.3 million of the decrease was attributable to reduced fuel surcharges, and (iii) $7.8 million of the decrease was attributable to a decline of our selling rates caused in part by lower carrier rates incurred by us.

Airfreight forwarding volumes decreased 13% for the six months ended July 31, 2012, compared to the corresponding prior year period, reflecting a continued weak airfreight environment compared to the same period in the prior year, which weighed negatively on tonnage statistics throughout the six month period.

Airfreight forwarding net revenues decreased $25.6 million, or 14%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, airfreight forwarding net revenues decreased $16.4 million, or 9%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. Excluding the effects of foreign currency fluctuations, airfreight forwarding net revenues decreased $24.8 million over the corresponding prior year period due to a decline of airfreight forwarding volumes, which amount was partially offset by $8.4 million improvement in yields. Airfreight yields for the six months ended July 31, 2012 increased approximately 80 basis points to 21.7% compared to 20.9% for the corresponding prior year period.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $12.7 million, or 2%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, ocean freight forwarding revenues increased $25.9 million, or 4%. Ocean freight volumes (which we measure in terms of TEUs) increased 3% over the corresponding prior year period. Excluding the effects of foreign currency fluctuations, (i) $16.5 million of the increase in ocean freight forwarding revenues was attributable to an increase in ocean freight forwarding volumes and (ii) $9.4 million of the increase was attributable to an increase in our selling rates caused in part by increased carrier rates incurred by us.

Ocean freight forwarding net revenues increased $0.5 million for the six months ended July 31, 2012, compared to the corresponding prior year period, however, excluding the effects of foreign currency translations, ocean freight forwarding net revenues increased $6.1 million, or 6%. Ocean freight yields for the six months ended July 31, 2012 increased approximately 50 basis points to 17.3% compared to 16.8% for the corresponding prior year period. Excluding the effects of foreign currency fluctuations, (i) $3.2 million of the increase in ocean freight forwarding net revenues was attributable to yield improvement, and (ii) $2.9 million of the increase was attributable to an increase in volumes.

Customs Brokerage and Other. Customs brokerage revenues decreased $4.7 million, or 7%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, customs brokerage revenues were comparable to the prior period. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $29.2 million, or 18%, for the six months ended July 31, 2012, compared to the corresponding prior year period. However, excluding the effects of foreign currency fluctuations, other freight forwarding related revenues decreased $17.6 million, or 11%. The decrease was caused by a decline in volumes and related fuel surcharges for international road freight and distribution.

Customs brokerage net revenues decreased $4.7 million, or 8%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, customs brokerage net revenues decreased $0.2 million. Other freight forwarding related net revenues increased $1.3 million, or 3%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, other freight forwarding related net revenues increased $4.0 million, or 10%.

Staff Costs. Staff costs in our freight forwarding segment decreased $10.2 million, or 5%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, staff costs in our freight forwarding segment increased $2.8 million. As a percentage of freight forwarding segment revenues, staff costs were approximately 14% for the six months ended July 31, 2012 compared to 13% in the corresponding prior year period. Movements of staff costs in our freight forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes. The number of airfreight shipments declined 5%, in the six months ended July 31, 2012 compared to the corresponding prior year period, the decline was significantly less than the corresponding 13% tonnage decline in the three months ended July 31, 2012 compared to the corresponding prior year period, as our clients moved fewer kilos per shipment. This had a negative impact on productivity in our freight forwarding segment. The number of ocean freight shipments was consistent over the comparative period.

Severance and Other. During the six months ended July 31, 2012 and 2011, we incurred severance and other costs in the freight forwarding segment of $2.2 million and $4.1 million, respectively, comprised primarily of severance charges. These charges were primarily related to our business transformation initiatives, which include redefining business processes, developing our next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. Although a formal plan of termination has not been adopted pursuant to ASC 420 or ASC 715, the company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Other Operating Expenses. Other operating costs in the freight forwarding segment decreased $8.6 million, or 9%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, other operating costs decreased $2.0 million.

Contract Logistics and Distribution

	Contract Logistics and Distribution Six months ended July 31,
	2012	2011	Change Amount	Change Percentage
Revenues:
Contract logistics	$405,471	$411,824	$(6,353)	(2)%
Distribution	295,402	269,094	26,308	10
Other	71,417	83,640	(12,223)	(15)

Total revenues	772,290	764,558	7,732	1

Purchased transportation costs:
Contract logistics	104,353	98,208	6,145	6
Distribution	199,232	183,250	15,982	9
Other	19,910	20,720	(810)	(4)

Total purchased transportation costs	323,495	302,178	21,317	7

Staff costs	224,692	238,950	(14,258)	(6)
Depreciation	13,400	14,046	(646)	(5)
Amortization of intangible assets	3,251	4,677	(1,426)	(30)
Severance and other	1,109	3,488	(2,379)	(68)
Other operating expenses	166,035	168,822	(2,787)	(2)

Operating income	$40,308	$32,397	$7,911	24%

Contract Logistics. Contract logistics revenues decreased $6.4 million, or 2%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, contract logistics revenues increased $19.4 million, or 5%. The increase in contract logistics revenues, excluding the effects of foreign currency fluctuations, was primarily the result of organic growth which came primarily from new business wins in the Africa and Asia Pacific regions.

Contract logistics purchased transportation costs increased $6.1 million, or 6%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, purchased transportation costs increased $10.0 million, or 10%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment includes materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities increased slightly during the six months ended July 31, 2012 when compared to the corresponding prior year period, resulting in an increase of materials sourcing costs of $7.7 million, or 8%. The remaining increase of $2.3 million was due to increased volumes and fuel surcharges compared to the corresponding prior year period.

Distribution. Distribution revenues increased $26.3 million, or 10%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, distribution revenues increased $37.8 million, or 14%. An increase of $19.8 million, excluding the effects of foreign currency fluctuations, was primarily due to increased client volumes in our Americas region distribution business. Additionally, new client business in our Africa region distribution operations, contributed approximately $5.7 million, excluding the effects of foreign currency fluctuations, for the period. The majority of these increased volumes in our Africa region were handled internally rather than through purchased transportation, resulting in an increase in staff costs and other operating costs incurred within the segment.

Distribution purchased transportation costs increased $16.0 million, or 9%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, distribution purchased transportation costs increased $19.6 million, or 11%. The increase was primarily due to increased domestic freight volumes as well as related fuel surcharges, particularly in the Americas region.

Other. Other contract logistics and distribution revenues decreased $12.2 million, or 15%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, other contract logistics and distribution revenues decreased $2.8 million, or 3%. The decrease of other contract logistics and distribution revenues was primarily the result of decreased transportation volumes handled in certain of our transportation management operations.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $14.3 million, or 6%, for the six months ended July 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, staff costs in our Contract Logistics and Distribution segment increased $1.6 million, or 1%. Excluding the effects of foreign currency fluctuations, increased service requirements associated with increased contract logistics and distribution volumes over the comparable six month period was offset by a decrease in staff costs partially attributable to ongoing improvements in operations, including those in Europe.

Severance and Other. During the six months ended July 31, 2012, we incurred severance and other costs of $1.1 million in the Contract Logistics and Distribution segment, primarily related to employee severance costs. Amounts charged for severance and exit costs during the six months ended July 31, 2011 were $3.5 million, of which $1.6 million was primarily related to employee severance costs, while $1.9 million was primarily related to facility exit costs.

Corporate

Staff Costs. Staff costs at corporate were $17.8 million for the six months ended July 31, 2012, compared to $13.3 million for the corresponding prior year period. The increase in staff costs at corporate was primarily due to our continuing organizational realignment associated with our business transformation initiatives. As a result of those initiatives, resources have been transferred from local and regional roles to corporate led functions. Other operating expenses at corporate were $8.7 million for the six months ended July 31, 2012, compared to $9.7 million for corresponding prior year period.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $195.8 million of principle was outstanding as of July 31, 2012, and our capital lease obligations. Interest income decreased $2.4 million, or 25% and interest expense decreased $5.2 million, or 29%, for the six months ended July 31, 2012, compared to the corresponding prior year period. Net interest expense was lower for the six months ended July 31, 2012, compared to the corresponding prior year period, primarily due to a reduced level of average borrowings outstanding throughout the six month period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other Income and Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and various other taxes not related to income taxes.

Provision for Income Taxes. Our effective income tax rate for the six months ended July 31, 2012 was 32.4% compared to 30.5% for the corresponding prior year period. Our provision for income taxes in the six months ended July 31, 2012 was $16.5 million based on pretax income of $51.0 million compared to our provision for income taxes for the corresponding prior year period of $15.5 million based on pretax income of $50.8 million. The factors increasing our provision for income taxes in absolute dollars in the six months ended July 31, 2012 relative to the six months ended July 31, 2011 were: (i) higher blended statutory rates and certain nondeductible expenses and other tax items across various jurisdictions which increased our provision by approximately $2.0 million, and (ii) offset by a reduction in unbenefitted losses across various jurisdictions which decreased our provision by approximately $1.0 million. These factors resulted in an aggregate increase in our provision of $1.0 million in six months ended July 31, 2012 as compared to the corresponding prior year period.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $2.7 million for the six months ended July 31, 2012, compared to $3.7 million for the corresponding prior year period. Effective October 31, 2011, we acquired the remaining outstanding shares of an Israeli subsidiary, of which we already held a controlling financial interest from previous activities in Israel. This acquisition contributed to a decrease of non-controlling interests of $0.4 million for the six months ended July 31, 2012 over the corresponding prior year period.

The following tables show the revenues and net revenues attributable to our geographic regions:

	Three months ended July 31,
	2012			2011
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$236,506	$60,048	$296,554	$278,059	$58,595	$336,654
Americas	195,208	205,008	400,216	203,413	217,147	420,560
Asia Pacific	224,247	18,533	242,780	290,524	16,544	307,068
Africa	114,272	101,966	216,238	129,756	103,320	233,076

Total	$770,233	$385,555	$1,155,788	$901,752	$395,606	$1,297,358

	Six months ended July 31,
	2012			2011
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$480,851	$123,036	$603,887	$551,890	$115,066	$666,956
Americas	381,873	401,731	783,604	379,470	419,872	799,342
Asia Pacific	437,111	35,508	472,619	548,112	29,590	577,702
Africa	231,946	212,015	443,961	252,033	200,030	452,063

Total	$1,531,781	$772,290	$2,304,071	$1,731,505	$764,558	$2,496,063

	Three months ended July 31,
	2012			2011
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total

EMENA	$61,021	$33,524	$94,545	$70,098	$38,810	$108,908
Americas	48,648	90,263	138,911	50,778	101,979	152,757
Asia Pacific	49,197	12,008	61,205	57,517	10,062	67,579
Africa	27,863	83,547	111,410	28,697	85,455	114,152

Total	$186,729	$219,342	$406,071	$207,090	$236,306	$443,396

	Six months ended July 31,
	2012			2011
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total

EMENA	$119,185	$71,677	$190,862	$135,068	$76,835	$211,903
Americas	95,031	178,874	273,905	96,387	201,352	297,739
Asia Pacific	95,736	23,154	118,890	105,688	18,912	124,600
Africa	53,091	175,090	228,181	54,450	165,281	219,731

Total	$363,043	$448,795	$811,838	$391,593	$462,380	$853,973

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011

Revenues:
Airfreight forwarding	$370,394	$465,672	$751,534	$904,701
Ocean freight forwarding	304,899	320,696	589,606	602,274
Customs brokerage	30,414	33,082	58,680	63,335
Contract logistics	203,818	212,845	405,471	411,824
Distribution	146,514	139,741	295,402	269,094
Other	99,749	125,322	203,378	244,835

Total	$1,155,788	$1,297,358	$2,304,071	$2,496,063

Purchased transportation costs:
Airfreight forwarding	$286,684	$365,880	$588,506	$716,057
Ocean freight forwarding	253,210	266,618	487,715	500,853
Customs brokerage	1,336	1,206	2,779	2,760
Contract logistics	54,370	53,055	104,353	98,208
Distribution	102,225	95,391	199,232	183,250
Other	51,892	71,812	109,648	140,962

Total	$749,717	$853,962	$1,492,233	$1,642,090

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011

Revenues:
Airfreight forwarding	32%	36%	33%	36%
Ocean freight forwarding	26	25	26	24
Customs brokerage	3	2	3	3
Contract logistics	18	16	18	16
Distribution	13	11	13	11
Other	8	10	7	10

Total revenues	100	100	100	100

Purchased transportation costs:
Airfreight forwarding	25%	28%	26%	29%
Ocean freight forwarding	22	21	21	20
Customs brokerage	*	*	*	*
Contract logistics	5	4	5	4
Distribution	9	7	9	7
Other	4	6	4	4

Total purchased transportation costs	65	66	65	66

Staff costs	19	19	20	19
Depreciation	1	1	1	1
Amortization of intangible assets	*	*	*	*
Severance and exit costs	*	*	*	*
Other operating expenses	11	11	11	11

Total operating expenses	96	97	97	97

Operating income	4	3	3	3
Interest income	*	*	*	*
Interest expense	(1)	(1)	(1)	(1)
Other income	*	*	*	*

Pretax income	3	2	2	2
Provision for income taxes	1	1	1	1

Net income	2	1	1	1
Net income attributable to noncontrolling interests	*	*	*	*

Net income attributable to UTi Worldwide Inc.	2%	1%	1%	1%

*	Less than one percent.

Liquidity and Capital Resources

As of July 31, 2012, our cash and cash equivalents totaled $262.8 million, representing a decrease of $59.0 million from January 31, 2012. There was a decrease from net cash provided by our operating, investing and financing activities of $47.7 million. There was also a decrease of $11.3 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2012.

Cash Used in Operating Activities. During the first six months of fiscal 2013, net cash used in operating activities was $14.4 million, compared to net income of $34.4 million. During the corresponding prior year period, net cash used in operating activities was $6.0 million, compared to net income of $35.3 million. The first six months of fiscal 2013 was largely characterized by declining airfreight volumes, which largely reduced the working capital requirement to fund duties and carrier costs on behalf of our clients. However, these funding reductions were slightly offset by an increase in prepayments and other assets incurred by certain of our contract logistics and distribution operating divisions. By comparison, the prior year comparative period was characterized by greater freight forwarding volumes which necessitated significant working capital to fund these activities.

During the first six months of fiscal 2013, we used approximately $14.4 million in net cash from operating activities. This resulted from usages from an increase in trade receivables and other current assets of $47.0 million, and a decrease in trade payables and other current liabilities of $43.2 million. These usages were offset by net income of $34.4 million plus depreciation and amortization of intangible assets totaling $29.1 million, deferred income taxes of $3.3 million and increases in other items totaling $9.0 million.

The company’s primary sources of liquidity include cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment, and available funds under our various credit facilities. The company typically experiences increased activity associated with its peak season, generally during the second and third fiscal quarters, requiring significant disbursements on behalf of clients. During the second quarter and the first half of the third quarter, this seasonal growth in client receivables tends to consume available cash. Historically, the latter portion of the third quarter and the fourth quarter tend to generate significant cash as cash collections usually exceed client cash disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash.

When the company acts as a customs broker, we make significant cash advances on behalf of our clients to various customs authorities around the world, predominantly in countries where our clients are importers of goods such as when there are sizable import duties. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses. However, these advances temporarily consume cash as these items are typically paid to third parties in advance of reimbursement from our clients. Accordingly, on a comparative basis, operating cash flows are typically stronger in periods of declining logistics activity and are comparably weaker in periods of volume growth as the company must disburse cash in advance of collections from clients.

During the first six months of fiscal 2013, advances for customs duties and taxes were approximately $2,069.6 million, a decrease of $28.9 million when compared to approximately $2,098.5 million for the corresponding prior year period. Excluding the effects of foreign currency fluctuations, advances for customs duties and taxes increased $218.1 million for the first six months of fiscal 2013 compared to the corresponding prior year period. Timing differences with respect to these advances and subsequent collection activity related to customs duties and taxes had a relatively unfavorable impact on our net cash generated from operating activities in the first six months of fiscal 2013, compared to the corresponding prior year period, when such cash flows are compared to net income.

Cash Used in Investing Activities. Cash used in investing activities for the first six months of fiscal 2013 and 2012 was $33.7 million and $44.0 million, respectively. Cash used for the acquisition of property, plant and equipment during the first six months of fiscal 2013 was approximately $19.6 million, consisting primarily of computer hardware and furniture, replacement vehicles, fixtures and equipment. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. Additionally, we used cash related to development activities with respect to certain business transformation initiatives, including the development of our next generation freight forwarding system, and investment in Oracle financials and other software related activities. During the first six months of fiscal 2013, we used $15.6 million of cash relating to these business transformation initiatives, which was comparable to the corresponding prior year period. Inclusive of technology upgrades and business transformation initiatives, we currently expect to expend an aggregate of approximately $70.0 million to $80.0 million for capital expenditures for fiscal 2013, which excludes the Pharma Property Development Agreements described below.

The company has two contingent consideration agreements associated with prior acquisitions, neither of which have material payments associated with them, and in each case we do not anticipate being required to make such payments.

Cash Provided by Financing Activities. Our financing activities during the first six months of fiscal 2013 provided $0.4 million of cash, including proceeds from bank lines of credit of $100.8 million, proceeds from issuance of long-term debt of $2.0 million, an increase in short-term credit facilities of $0.6 million and net proceeds from the issuance of ordinary shares of $1.6 million offset by net repayments of bank lines of credit and long term borrowings, totaling $82.7 million, repayments of capital lease obligations totaling $9.8 million, dividends paid of $6.2 million and other net usages of cash of $5.9 million.

Pharma Property Development Agreements. During the fiscal year ended January 31, 2012, we entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. In addition to a property development agreement, we signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. We also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. Based on these agreements, the company has recorded the costs incurred by the developer as property, plant and equipment and a corresponding long term payable to the developer. As of July 31, 2012, included in property, plant and equipment, and long-term borrowings, is $56.5 million under this arrangement. We currently estimate that our capital commitments under this arrangement, including land, warehouse-related equipment and capitalized interest, will be approximately $69.0 million. The property development activities are expected to be conducted into the company’s fourth quarter of fiscal year 2013 and we expect to incur a further $12.5 million through the end of fiscal 2013 to complete the project. We have received a commitment for long-term replacement financing upon the completion of the development and our expected purchase of the property, and we are continuing to evaluate additional options for replacement financing. We intend to ultimately refinance the borrowings on a long-term basis.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letters of credit and other credit facilities as of July 31, 2012 (in thousands):

	2011 RBS Facility	2011 Nedbank Facility	2011 Bank of the West Facility	2009 Nedbank South African Facilities(1)	Other Facilities(2)	Total

Credit facility limit	$50,000	$75,000	$50,000	$64,040	$174,845	$413,885

Facility usage for cash withdrawals(3)	$—	$79	$33,041	$2,217	$67,376	$102,713
Letters of credit and guarantees outstanding	32,704	2,936	—	26,858	99,078	161,576

Total facility/usage	$32,704	$3,015	$33,041	$29,075	$166,454	$264,289

Available, unused capacity	$17,296	$71,985	$16,959	$34,965	$8,391	$149,596
Available for cash withdrawals	$—	$34,921	$16,959	$36,594	$5,569	$94,043

(1)

The amounts in the table above reflect our ZAR 525,000 revolving credit facility, which is comprised of a ZAR 300,000 working capital facility and a ZAR 225,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of this facilities agreement, and which are included under capital lease obligations on our balance sheet.

(2)	Includes cash pooling arrangements utilized by a number of the company’s subsidiaries.
(3)

Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 Nedbank Facility, $79 of letters of credit issued under such facilities supports outstanding cash borrowings by our subsidiaries.

2011 RBS Amended and Restated Letter of Credit Agreement. The 2011 RBS Facility provides for an aggregate availability of up to $50.0 million in letters of credit. As of July 31, 2012, the aggregate amount of letters of credit and guarantees outstanding under this facility was approximately $32.7 million. Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit. The 2011 RBS Facility matures on June 24, 2013. Our obligations under the 2011 RBS Facility are guaranteed by the Subsidiary Guarantors.

2011 Nedbank Amended and Restated Letter of Credit and Cash Draw Agreement. The 2011 Nedbank Facility provides for a $40.0 million committed standby letter of credit facility and a $35.0 million cash draw facility. As of July 31, 2012, the aggregate amounts of letters of credit and guarantees outstanding under this facility were approximately $2.9 million. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate. The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 2014 for cash draw items. Our obligations under the 2011 Nedbank Facility are guaranteed by the Subsidiary Guarantors.

2011 Bank of the West Credit Agreement. The 2011 Bank of the West Facility provides for up to $50.0 million availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30.0 million. In entering into the 2011 Bank of the West Facility, we repaid all remaining indebtedness due under our previous US credit facility with Bank of the West. Borrowings under the 2011 Bank of the West Facility aggregated $33.0 million at July 31, 2012. This facility bears interest at our choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate or (iii) 1% above the one-month LIBOR rate. The 2011 Bank of the West Facility matures on June 24, 2014 and our obligations under the 2011 Bank of the West Facility are guaranteed by the Subsidiary Guarantors.

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

2009 South African Facilities Agreement. On July 9, 2009, certain of our subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (as amended, the “South African Facilities Agreement”) with Nedbank Limited, acting through its Corporate Banking Division, which agreement was amended by a First Addendum to Facilities Agreement dated April 4, 2012. The South African Facilities Agreement provides for a ZAR 525.0 million revolving credit facility, which is comprised of a ZAR 300.0 million working capital facility and a 225.0 million ZAR letter of credit, guarantee and forward exchange contract facility. The South African Facilities Agreement also provides our South African operations with a ZAR 250.0 million revolving asset-based finance facility, which includes a capital lease line. The obligations of our subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of our operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.

The South African Facilities Agreement provides us with an option to request that the lenders increase their commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 225.0 million subject to the approval of such lenders and the satisfaction of certain conditions precedent.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of July 31, 2012 the value of these contingent liabilities was $37.0 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $12.7 million were included in bank lines of credit on our balance sheet at July 31, 2012.

In addition to the credit, letters of credit, and guarantee facilities provided under the 2011 Credit Facilities the South African Facilities Agreement, we utilize a number of other financial institutions to provide it with incremental letters of credit, guarantees and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In some cases, the use of these particular letters of credits, guarantees and working capital facilities are restricted to the country in which they originated. These particular letters of credit, guarantees, and working capital facilities may restrict distributions by the subsidiary operating in the country.

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities listed above. The total of such borrowings at July 31, 2012 and January 31, 2011 was $1.0 million.

The maximum and average borrowings against bank lines of credit during the first six months of fiscal 2013 were $158.6 million and $139.7 million, respectively. The maximum and average borrowings against bank lines of credit during the first six months of fiscal 2012 were $342.0 million and $251.0 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements, due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Long-term Borrowings. The following table presents information about the aggregate amount of our indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of July 31, 2012 (in thousands):

	2009 Note Purchase Agreement	2011 Note Purchase Agreement	Other Borrowings	Total

Current portion of long-term borrowings	$18,334	$—	$5,715	$24,049
Long-term borrowings, excluding current portion	27,499	150,000	61,355	238,854

Total	$45,833	$150,000	$67,070	$262,903

2009 Note Purchase Agreement. On July 9, 2009, we issued $55.0 million of senior unsecured guaranteed notes (the “2009 Notes”) under a note purchase agreement (the “2009 Note Purchase Agreement”), entered into among UTi, certain of our subsidiaries as guarantors and the purchasers named therein. The 2009 Notes bear interest at a rate of 8.06% per annum, payable semi-annually, on the 9th day of February and August. We are required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on August 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Notes mature on August 9, 2014. Our obligations under the 2009 Notes and the 2009 Note Purchase Agreement are guaranteed by us and selected Subsidiary Guarantors. As of July 31, 2012, the principal amount outstanding under the 2009 Notes was $45.8 million, of which $27.5 million is included in long-term borrowings, excluding current portion, in the consolidated balance sheets as of July 31, 2012.

2011 Note Purchase Agreement. On June 24, 2011, we issued $150.0 million (principal amount) of the 2011 Notes pursuant to the 2011 Note Purchase Agreement (the 2011 Notes together with the 2009 Notes are referred to herein as the “Senior Notes” and the 2011 Note Purchase Agreement together with the 2009 Note Purchase Agreement are referred to as the “Note Purchase Agreements”). The 2011 Notes bear interest at a rate of 3.67% per annum, payable semi-annually, on the 24th day of February and August of each year up to and including August 24, 2018. Pursuant to the 2011 Notes, principal payments of $9.0 million each are due on February 24th and August 24th of 2014, principal payments of $19.0 million each are due on February 24th and August 24th of 2015, 2016 and 2017, and principal payments of $9.0 million each are due on February 24th and August 24th of 2018. The 2011 Notes have a maturity date of August 24, 2018. The required principal payments shall be reduced proportionally by certain prepayments made by us. We may at any time prepay all or a part of the principal amount of the 2011 Notes subject to a make-whole payment and other terms. Our obligations under the 2011 Notes and the 2011 Note Purchase Agreement are guaranteed by the Subsidiary Guarantors. As of July 31, 2012, the principal amount outstanding under the 2011 Notes was $150.0 million and is included in long-term borrowings in the consolidated balance sheets.

The 2011 Credit Facilities, the South African Facilities Agreement, and the Note Purchase Agreements require us to comply with financial and other affirmative and negative covenants and certain change of control provisions. Some of the covenants include maintaining a minimum debt service ratio, specified net worth, a specified leverage ratio and minimum interest charge coverage requirements, among others. These agreements and facilities also contain limitations on the payment of dividends and distributions. Should we fail to comply with these covenants and be unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes and the various credit facilities could become immediately due and payable and the various credit agreements and facilities could be terminated and the credit, letters of credit, and guarantee facilities provided thereunder would no longer be available. We were in compliance with all the covenants set forth in the Note Purchase Agreements, 2011 Credit Facilities, and the South African Facilities Agreement as of July 31, 2012.

Furthermore, certain of the credit facilities, including the Note Purchase Agreements, contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the Note Purchase Agreements the right to declare a default if we default under other indebtedness in certain circumstances.

Pharma Property Development Agreements. In connection with the Pharma Property Development Agreements, as of July 31, 2012, we have included $56.5 million in long-term borrowings as a result of this arrangement; $9.0 million of such borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate. The remainder of the borrowings bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 0.8%. We have received a commitment for long-term replacement financing upon the completion of the development and our expected purchase of the property, and we are continuing to evaluate additional options for replacement financing. We intend to ultimately refinance the borrowings on a long-term basis.

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

Critical Accounting Estimates

The company’s consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. There have been no significant changes in the company’s critical accounting estimates during the first six months of fiscal 2013.

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

Due to the many variables inherent in the estimation of fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of the impairment analysis. The principal factors requiring judgment include factors used in the discounted cash flow analysis, including the projected results of operations, weighted average cost of capital (WACC), and terminal value assumptions. The WACC takes into account the relative weight of each component of our consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider risk profiles specific to us. The terminal value assumptions are applied to the final year of the discounted cash flow model. Due to the many variables inherent in the estimation of fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of the impairment analysis.

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2013, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for our Americas Distribution reporting unit, the fair value of the reporting unit assets exceeded the carrying values by approximately 6%. Due to the narrow margin of passing the Step 1 goodwill impairment testing conducted in second quarter of fiscal 2013, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in fiscal 2013 or in future years, particularly with respect to this reporting unit. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions. As of July 31, 2012, the goodwill carrying values for the Americas Distribution reporting unit was $89.4 million.

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

As of July 31, 2012, there had been no material changes to our exposure to market risks since January 31, 2012, as described in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of July 31, 2012. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2012.

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

There were no changes in our internal control over financial reporting during the most recently completed second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning (ERP) software and have begun a process to expand and upgrade our financial systems. Additionally, we have begun the process to migrate certain financial processes to centralized locations. The planned implementation of these processes will affect the processes that constitute our internal control over financial reporting in the future and will require testing for effectiveness prior to and concurrently with the implementation.

Part II.	Other Information

Item 1.	Legal Proceedings

In connection with ASC 450, Contingencies, the company has not accrued for material loss contingencies relating to the investigations and legal proceedings disclosed below because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable and reasonably estimable.

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

On March 28, 2012 we were notified by the European Commission (EC) that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of Euro 3.1 million (or approximately $3.8 million at July 31, 2012) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court.

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

Per Transport Litigation. The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $11.7 million, based on exchange rates as of July 31, 2012. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company has agreed to indemnify these individuals in connection with these proceedings.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes to the risk factors as disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 filed with the SEC, except for the changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K/A, including, without limitation, in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2012. The disclosures in our Annual Report on Form 10-K/A, our Quarterly Report on Form 10-Q, and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

Item 6.	Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)

10.1*	Master Services Agreement dated June 11, 2012 between the Company and Matthys J. Wessels

10.2*	Non-Employee Directors Share Incentive Plan, as amended

10.3*	Non-Employee Director Compensation Policy, as amended

10.4*	2009 Long-Term Incentive Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: September 7, 2012	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: September 7, 2012	By:	/s/ Lawrence R. Samuels
Lawrence R. Samuels
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)

10.1*	Master Services Agreement dated June 11, 2012 between the Company and Matthys J. Wessels

10.2*	Non-Employee Directors Share Incentive Plan, as amended

10.3*	Non-Employee Director Compensation Policy, as amended

10.4*	2009 Long-Term Incentive Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement