Form 10-Q
period 2012-10-31
UTi WORLDWIDE INC
filed 2012-12-10
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

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

Large accelerated filer	☒	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At December 4, 2012, the number of shares outstanding of the issuer’s ordinary shares of no par value was 103,768,537.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended October 31, 2012

- i -

Part I. Financial Information

Item 1. Financial Statements

UTi Worldwide Inc.

Consolidated Statements of Income

For the three and nine months ended October 31, 2012 and 2011

(in thousands, except share and per share amounts)

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues	$1,128,866	$1,264,536	$3,432,937	$3,760,599

Purchased transportation costs	725,264	821,161	2,217,497	2,463,251
Staff costs	219,055	238,868	675,573	715,348
Depreciation	12,254	12,204	34,979	36,437
Amortization of intangible assets	2,974	3,870	9,376	12,098
Severance and other	9,097	1,655	12,921	9,987
Other operating expenses	137,542	138,497	403,341	416,663

Operating income	22,680	48,281	79,250	106,815
Interest income	4,845	4,731	11,935	14,208
Interest expense	(7,070)	(8,054)	(19,462)	(25,622)
Other expense, net	(208)	(677)	(508)	(278)

Pretax income	20,247	44,281	71,215	95,123
Provision for income taxes	7,378	13,971	23,899	29,465

Net income	12,869	30,310	47,316	65,658
Net income attributable to non-controlling interests	2,321	1,774	4,999	5,506

Net income attributable to UTi Worldwide Inc.	$10,548	$28,536	$42,317	$60,152

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.10	$0.28	$0.41	$0.59

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.10	$0.28	$0.41	$0.58

Cash dividends declared per common share	$—	$—	$0.06	$0.06

Number of weighted average common shares outstanding used for per share calculations
Basic shares	103,736,084	102,755,296	103,468,700	102,514,547
Diluted shares	103,953,783	103,410,669	103,947,047	103,460,757

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Comprehensive Income/(Loss)

For the three and nine months ended October 31, 2012 and 2011

(in thousands)

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$12,869	$30,310	$47,316	$65,658

Other comprehensive loss:
Foreign currency translation	(2,685)	(44,467)	(29,103)	(9,945)
Defined benefit pension plan
Actuarial (loss)/gain (net of tax of $10 and $7 for the three months ended October 31, 2012 and 2011, respectively; and net of tax of $179 and $21 for the nine months ended October 31, 2012 and 2011, respectively)	(23)	(16)	418	(50)
Amortization of prior service cost included in net periodic benefit cost (net of tax of $1 and $2 for the three months ended October 31, 2012 and 2011, respectively; and net of tax of $4 and $5 for the nine months ended October 31, 2012 and 2011 respectively)	(3)	(4)	(9)	(11)
Foreign currency translation	45	11	231	(2)

Other comprehensive loss	(2,666)	(44,476)	(28,463)	(10,008)
Comprehensive income/(loss)	10,203	(14,166)	18,853	55,650
Comprehensive income attributable to non-controlling interests	1,807	140	3,612	4,714

Comprehensive income/(loss) attributable to UTi Worldwide Inc.	$8,396	$(14,306)	$15,241	$50,936

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Balance Sheets

As of October 31, 2012 and January 31, 2012

(in thousands, except share amounts)

	October 31, 2012	January 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$226,993	$321,761
Trade receivables (net of allowance for doubtful accounts of $13,997 and $15,712 as of October 31, 2012 and January 31, 2012, respectively)	996,221	947,480
Deferred income taxes	19,897	20,372
Other current assets	149,069	132,545

Total current assets	1,392,180	1,422,158
Property, plant and equipment (net of accumulated depreciation of $222,939 and $204,239 as of October 31, 2012 and January 31, 2012, respectively)	245,805	216,299
Goodwill	407,266	415,222
Other intangible assets, net	137,372	119,015
Investments	995	1,108
Deferred income taxes	40,856	43,272
Other non-current assets	37,336	38,575

Total assets	$2,261,810	$2,255,649

LIABILITIES & EQUITY
Bank lines of credit	$150,381	$76,240
Short-term borrowings	968	1,019
Current portion of long-term borrowings	44,041	21,775
Current portion of capital lease obligations	10,792	13,768
Trade payables and other accrued liabilities	766,887	859,086
Income taxes payable	14,696	12,657
Deferred income taxes	3,949	1,927

Total current liabilities	991,714	986,472
Long-term borrowings, excluding current portion	218,715	231,204
Capital lease obligations, excluding current portion	14,596	15,845
Deferred income taxes	24,649	31,845
Other non-current liabilities	40,104	38,775
Commitments and contingencies
UTi Worldwide Inc. shareholders’ equity:
Common stock—ordinary shares of no par value: 103,758,495 and 102,833,998 shares issued and outstanding as of October 31, 2012 and January 31, 2012, respectively	501,400	491,073
Retained earnings	539,769	503,675
Accumulated other comprehensive loss	(83,059)	(55,983)

Total UTi Worldwide Inc. shareholders’ equity	958,110	938,765
Non-controlling interests	13,922	12,743

Total equity	972,032	951,508

Total liabilities and equity	$2,261,810	$2,255,649

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Cash Flows

For the nine months ended October 31, 2012 and 2011

(in thousands)

	Nine months ended October 31,
	2012	2011
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$47,316	$65,658
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Share-based compensation costs	11,689	11,302
Depreciation	34,979	36,437
Amortization of intangible assets	9,376	12,098
Amortization of debt issuance costs	931	1,925
Deferred income taxes	(2,937)	275
Uncertain tax positions	(1,136)	391
Excess tax benefits from share-based compensation	(9)	(430)
Loss/(gain) on disposal of property, plant and equipment	25	(632)
Provision for doubtful accounts	978	4,474
Other	1,450	1,512
Changes in operating assets and liabilities:
Increase in trade receivables	(87,987)	(162,073)
Increase in other current assets	(33,166)	(12,554)
(Decrease)/increase in trade payables	(40,758)	46,058
Increase in accrued liabilities and other liabilities	1,776	17,230

Net cash (used in)/provided by operating activities	(57,473)	21,671
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding software	(31,371)	(36,969)
Proceeds from disposal of property, plant and equipment	2,484	4,706
Purchases of software and other intangible assets	(26,792)	(26,217)
Net increase in other non-current assets	(406)	(4,186)
Other	99	(29)

Net cash used in investing activities	(55,986)	(62,695)
FINANCING ACTIVITIES:
Borrowings from bank lines of credit	228,866	149,779
Repayments of bank lines of credit	(154,705)	(163,946)
Net borrowings/(repayments) under revolving lines of credit	1,383	(5,283)
Net increase/(decrease) in short-term borrowings	10	(6,588)
Proceeds from issuance of long-term borrowings	3,629	153,988
Repayments of long-term borrowings	(21,180)	(35,286)
Debt issuance costs	(999)	(2,153)
Repayments of capital lease obligations	(13,757)	(12,039)
Acquisitions of non-controlling interests	—	(13,196)
Distributions to non-controlling interests and other	(2,433)	(183)
Ordinary shares settled under share-based compensation plans	(3,042)	(1,800)
Proceeds from issuance of ordinary shares	1,671	1,803
Excess tax benefits from share-based compensation	9	430
Dividends paid	(6,223)	(6,165)

Net cash provided by financing activities	33,229	59,361
Effect of foreign exchange rate changes on cash and cash equivalents	(14,538)	(6,102)

Net (decrease)/increase in cash and cash equivalents	(94,768)	12,235
Cash and cash equivalents at beginning of period	321,761	326,795

Cash and cash equivalents at end of period	$226,993	$339,030

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Notes to the Consolidated Financial Statements

For the three and nine months ended October 31, 2012 and 2011 (Unaudited)

NOTE 1. Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of October 31, 2012 and January 31, 2012, and the consolidated statements of income and comprehensive income/(loss) for the three and nine months ended October 31, 2012 and 2011 and the consolidated statements of cash flows for the nine months ended October 31, 2012 and 2011. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended October 31, 2012 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2013 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012.

All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.

Use of Estimates. The preparation of the consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property, plant and equipment, and definite lived intangible assets, certain revenue estimations, allowances for doubtful accounts, the valuation of call and put options and certain derivatives, the valuation of deferred tax assets, the initial and recurring valuation of certain assets acquired and liabilities assumed through business combinations (including goodwill, indefinite lived intangible assets and contingent earn-out payments), investments, certain self-insurance liabilities and share-based compensation, reserves for employee benefit obligations, income tax uncertainties and other contingencies. Actual results could differ from those estimates.

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

Foreign Currency Translation. Included in other expense, net, are net losses of $208 and $508 on foreign exchange for the three and nine months ended October 31, 2012, respectively. Included in other expense, net, are net losses of $677 and $278 on foreign exchange for the three and nine months ended October 31, 2011, respectively.

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $213,760 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States of America (U.S.) as of October 31, 2012.

Pharma Property Development Agreements. During the fiscal year ended January 31, 2012, the Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. In addition to the other documents for the transaction, the Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the Company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. As of September 1, 2012, development of the property was substantially completed and property, plant and equipment of $67,420 was placed into service. As of October 31, 2012, the property was not yet registerable for transfer, and accordingly, the Company’s pharmaceutical distribution business in South Africa is leasing the facility until such time as the purchase can be completed. Liabilities outstanding pursuant to the lease agreement are included in long-term borrowings, as it is intended to be replaced with long-term financing upon the purchase.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, long-term deposits, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments or because the interest rates are based upon variable reference rates. As discussed further in Note 11, “Borrowings,” on July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes bearing an interest rate of 8.06%. As of October 31, 2012, the fair value of these notes was $38,831, compared to book value of $36,667. In addition, as discussed further in Note 11, “Borrowings,” on June 24, 2011, the Company issued $150,000 of senior unsecured guaranteed notes bearing an interest rate of 3.67% per annum. As of October 31, 2012, the fair value of these notes was $155,321, compared to a book value of $150,000 for this period.

Recent Accounting Pronouncements

Standards Issued But Not Yet Effective. New pronouncements issued but not effective until after October 31, 2012 are not expected to have a material impact on the Company’s consolidated financial statements.

Proposed Amendments to Current Accounting Standards. Updates to existing accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies and fair value measurements, that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date, are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 2. Acquisitions

The Company did not complete any acquisitions during the nine months ended October 31, 2012. All previously acquired businesses were primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.

NOTE 3. Earnings per Share

Earnings per share are calculated as follows:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net income	$10,548	$28,536	$42,317	$60,152
Weighted average number of ordinary shares	103,736,084	102,755,296	103,468,700	102,514,547
Incremental shares required for diluted earnings per share related to stock options/restricted share units	217,699	655,373	478,347	946,210

Diluted weighted average number of ordinary shares	103,953,783	103,410,669	103,947,047	103,460,757

Basic earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.10	$0.28	$0.41	$0.59

Diluted earnings per common share attributable to UTi Worldwide Inc. common shareholders	$0.10	$0.28	$0.41	$0.58

Cash dividends declared per common share	$—	$—	$0.06	$0.06

Weighted-average diluted shares excluded from computation	3,184,143	3,455,156	2,953,872	2,322,625

Weighted-average diluted shares outstanding exclude certain shares, because such shares either represent stock awards having an exercise price greater than the average market price of the Company’s common stock during the relevant period, or do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings per Share.

NOTE 4. Equity

Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc.’s Equity
	Common stock	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
Balance at February 1, 2012	$491,073	$503,675	$(55,983)	$12,743	$951,508
Employee share-based compensation plans	13,369	—	—	—	13,369
Ordinary shares settled under share-based compensation plans	(3,042)	—	—	—	(3,042)
Net income	—	42,317	—	4,999	47,316
Foreign currency translation adjustment and other	—	—	(27,076)	(1,387)	(28,463)
Dividends	—	(6,223)	—	—	(6,223)
Distribution to non-controlling interests and other	—	—	—	(2,433)	(2,433)

Balance at October 31, 2012	$501,400	$539,769	$(83,059)	$13,922	$972,032

Balance at February 1, 2011	$484,884	$437,307	$(35,116)	$13,089	$900,164
Employee share-based compensation plans	13,535	—	—	—	13,535
Ordinary shares settled under share-based compensation plans	(1,800)	—	—	—	(1,800)
Net income	—	60,152	—	5,506	65,658
Foreign currency translation adjustment and other	—	—	(9,216)	(792)	(10,008)
Acquisition of non-controlling interests	(9,742)	—	—	(3,331)	(13,073)
Dividends	—	(6,165)	—	—	(6,165)
Distribution to non-controlling interests and other	—	—	—	(157)	(157)

Balance at October 31, 2011	$486,877	$491,294	$(44,332)	$14,315	$948,154

NOTE 5. Segment Reporting

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended October 31, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$738,136	$390,730	$—	$1,128,866

Purchased transportation costs	558,543	166,721	—	725,264
Staff costs	102,476	109,166	7,413	219,055
Depreciation	3,858	7,463	933	12,254
Amortization of intangible assets	1,006	1,428	540	2,974
Severance and other	833	6,547	1,717	9,097
Other operating expenses	46,302	86,321	4,919	137,542

Total operating expenses	713,018	377,646	15,522	1,106,186

Operating income/(loss)	$25,118	$13,084	$(15,522)	22,680

Interest income				4,845
Interest expense				(7,070)
Other expense, net				(208)

Pretax income				20,247
Provision for income taxes				7,378

Net income				12,869
Net income attributable to non-controlling interests				2,321

Net income attributable to UTi Worldwide Inc.				$10,548

Capital expenditures for property, plant and equipment	$5,850	$17,175	$4,221	$27,246

Capital expenditures for internally-developed software	$—	$—	$10,020	$10,020

Segment assets	$1,275,217	$819,123	$167,470	$2,261,810

	Three months ended October 31, 2011
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$859,855	$404,681	$—	$1,264,536

Purchased transportation costs	658,436	162,725	—	821,161
Staff costs	110,609	120,614	7,645	238,868
Depreciation	4,287	7,465	452	12,204
Amortization of intangible assets	1,051	2,279	540	3,870
Severance and other	909	675	71	1,655
Other operating expenses	47,350	86,498	4,649	138,497

Total operating expenses	822,642	380,256	13,357	1,216,255

Operating income/(loss)	$37,213	$24,425	$(13,357)	48,281

Interest income				4,731
Interest expense				(8,054)
Other expense, net				(677)

Pretax income				44,281
Provision for income taxes				13,971

Net income				30,310
Net income attributable to non-controlling interests				1,774

Net income attributable to UTi Worldwide Inc.				$28,536

Capital expenditures for property, plant and equipment	$5,446	$10,951	$221	$16,618

Capital expenditures for internally-developed software	$—	$—	$14,668	$14,668

Segment assets	$1,378,966	$838,150	$107,291	$2,324,407

	Nine months ended October 31, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,269,917	$1,163,020	$—	$3,432,937

Purchased transportation costs	1,727,281	490,216	—	2,217,497
Staff costs	316,510	333,858	25,205	675,573
Depreciation	12,108	20,863	2,008	34,979
Amortization of intangible assets	3,077	4,679	1,620	9,376
Severance and other	3,009	7,656	2,256	12,921
Other operating expenses	137,327	252,356	13,658	403,341

Total operating expenses	2,199,312	1,109,628	44,747	3,353,687

Operating income/(loss)	$70,605	$53,392	$(44,747)	79,250

Interest income				11,935
Interest expense				(19,462)
Other expense, net				(508)

Pretax income				71,215
Provision for income taxes				23,899

Net income				47,316
Net income attributable to non-controlling interests				4,999

Net income attributable to UTi Worldwide Inc.				$42,317

Capital expenditures for property, plant and equipment	$14,758	$52,930	$7,613	$75,301

Capital expenditures for internally-developed software	$—	$—	$29,080	$29,080

Segment assets	$1,275,217	$819,123	$167,470	$2,261,810

	Nine months ended October 31, 2011
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,591,360	$1,169,239	$—	$3,760,599

Purchased transportation costs	1,998,348	464,903	—	2,463,251
Staff costs	334,876	359,564	20,908	715,348
Depreciation	13,115	21,511	1,811	36,437
Amortization of intangible assets	3,262	6,956	1,880	12,098
Severance and other	5,006	4,163	818	9,987
Other operating expenses	147,000	255,320	14,343	416,663

Total operating expenses	2,501,607	1,112,417	39,760	3,653,784

Operating income/(loss)	$89,753	$56,822	$(39,760)	106,815

Interest income				14,208
Interest expense				(25,622)
Other expense, net				(278)

Pretax income				95,123
Provision for income taxes				29,465

Net income				65,658
Net income attributable to non-controlling interests				5,506

Net income attributable to UTi Worldwide Inc.				$60,152

Capital expenditures for property, plant and equipment	$17,659	$52,119	$4,928	$74,706

Capital expenditures for internally-developed software	$—	$141	$34,501	$34,642

Segment assets	$1,378,966	$838,150	$107,291	$2,324,407

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

The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa (excluding North Africa):

	Three months ended October 31,
	2012			2011
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$214,715	$55,467	$270,182	$256,160	$54,690	$310,850
Americas	189,119	213,631	402,750	195,407	227,441	422,848
Asia Pacific	217,098	18,928	236,026	277,047	16,416	293,463
Africa	117,204	102,704	219,908	131,241	106,134	237,375

Total	$738,136	$390,730	$1,128,866	$859,855	$404,681	$1,264,536

	Nine months ended October 31,
	2012			2011
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$695,566	$178,503	$874,069	$808,050	$169,756	$977,806
Americas	570,992	615,362	1,186,354	574,877	647,313	1,222,190
Asia Pacific	654,209	54,436	708,645	825,159	46,006	871,165
Africa	349,150	314,719	663,869	383,274	306,164	689,438

Total	$2,269,917	$1,163,020	$3,432,937	$2,591,360	$1,169,239	$3,760,599

The following table shows long-lived assets attributable to the Company’s geographic regions:

	October 31, 2012	January 31, 2012
EMENA	$52,152	$52,748
Americas	50,076	44,866
Asia Pacific	36,521	34,068
Africa	107,056	84,617

Total	$245,805	$216,299

The following table shows long-lived assets attributable to specific countries:

	October 31, 2012	January 31, 2012
United States	$43,498	$36,667
South Africa	104,828	82,631
China	17,882	16,581
Spain	8,285	9,957
All others	71,312	70,463

Total	$245,805	$216,299

The following table shows revenues attributable to specific countries:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
United States	$325,712	$335,410	$961,441	$970,225
South Africa	207,895	229,509	635,044	666,528
China	80,251	121,943	246,941	362,102
Spain	26,628	29,108	86,234	108,423
All others	488,380	548,566	1,503,277	1,653,321

Total	$1,128,866	$1,264,536	$3,432,937	$3,760,599

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Revenues:
Airfreight forwarding	$344,757	$431,247	$1,096,291	$1,335,948
Ocean freight forwarding	295,434	325,499	885,040	927,773
Customs brokerage	29,655	31,579	88,335	94,914
Contract logistics	203,347	217,227	608,818	629,051
Distribution	152,767	146,772	448,169	415,866
Other	102,906	112,212	306,284	357,047

Total	$1,128,866	$1,264,536	$3,432,937	$3,760,599

Purchased transportation costs:
Airfreight forwarding	$265,280	$335,369	$853,786	$1,051,426
Ocean freight forwarding	243,791	271,832	731,506	772,685
Customs brokerage	1,375	1,062	4,154	3,822
Contract logistics	53,445	53,668	157,798	151,876
Distribution	104,833	100,413	304,065	283,663
Other	56,540	58,817	166,188	199,779

Total	$725,264	$821,161	$2,217,497	$2,463,251

NOTE 6. Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 31, 2012 are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at February 1, 2012	$173,732	$241,490	$415,222
Foreign currency translation	(2,771)	(5,185)	(7,956)

Balance at October 31, 2012	$170,961	$236,305	$407,266

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. No impairment was recognized during the nine months ended October 31, 2012. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $100,494 at October 31, 2012 and January 31, 2012, all of which is included in the Company’s Contract Logistics and Distribution segment.

Other Intangible Assets. Amortizable intangible assets at October 31, 2012 and January 31, 2012 relate primarily to amounts incurred for internally-developed software by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at October 31, 2012 and January 31, 2012 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at October 31, 2012:
Internally-developed software	$109,272	$(6,175)	$103,097	6.7
Client relationships	83,850	(50,672)	33,178	9.0
Non-compete agreements	129	(98)	31	4.0
Other	4,729	(4,582)	147	3.7

Total	$197,980	$(61,527)	$136,453

Balance at January 31, 2012:
Internally-developed software	$80,437	$(4,303)	$76,134	4.8
Client relationships	86,544	(45,328)	41,216	9.1
Non-compete agreements	882	(825)	57	4.7
Other	4,887	(4,192)	695	3.7

Total	$172,750	$(54,648)	$118,102

The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31:

Remainder of 2013	$2,860
2014	18,476
2015	22,432
2016	21,275
2017	19,530

The Company had $919 and $913 of intangible assets not subject to amortization at October 31, 2012 and January 31, 2012, respectively, related primarily to acquired trade names.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Nine months ended October 31,
	2012	2011
Net cash paid for:
Interest	$29,699	$29,944
Income taxes	31,587	30,245
Withholding taxes	1,281	—
Non-cash activities:
Capital lease obligations incurred to acquire assets	10,850	10,999
Obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	32,254	27,614

UTi is a holding company which relies on dividends or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of UTi’s subsidiaries to pay dividends to the Company and UTi’s ability to receive distributions from its subsidiaries is subject to applicable local laws and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of the Company’s bank credit facilities and in the note purchase agreements for the Company’s outstanding senior notes. Such laws and restrictions could limit the payment of dividends and distributions to the Company which would restrict UTi’s ability to continue operations. In general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. In addition, the amount of dividends that UTi’s subsidiaries can declare may be limited in certain countries by exchange controls. Total net assets which may not be transferred to the Company in the form of loans, advances, or cash dividends by the Company’s subsidiaries without the consent of a third party, were less than 10% of the Company’s consolidated total net assets as of the end of the most recent fiscal quarter.

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

On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of Euro 3,068 (or approximately $3,969 at October 31, 2012) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court.

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

The Company (along with numerous other global logistics providers) was named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S. antitrust laws. On December 5, 2012, the Company entered into a settlement agreement with the plaintiffs, individually and on behalf of a class of direct purchasers of freight forwarding services, to resolve the entire portion of the lawsuit against the Company. The settlement is subject to preliminary approval by the Court, notice to the putative class and final judicial approval. The Company has denied any wrongdoing and has made no admission of liability by entering into this settlement. The settlement, if approved by the Court, will dismiss all allegations that the Company violated the Sherman Act. Under the terms of the settlement, the Company will be dismissed from the entire class action. In exchange for dismissal from this action with prejudice, the Company has agreed to pay to the plaintiffs 80.5% of the proceeds it has received and may, in the future, receive as one of the members of a separate class action litigation brought against numerous international air cargo carriers. The settlement provides for no other sources of consideration from the Company. Based on the terms of the settlement, the Company does not expect there to be any material impact on the Company’s consolidated financial statements as a result of this settlement. The settlement provides that the amounts remitted by the Company will be maintained in a settlement fund which, after deductions for administrative costs and class action counsel fees approved by the Court, will be allocated to members of the class action lawsuit, including the Company’s clients, under a distribution plan to be approved by the Court.

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

Per Transport Litigation. The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12,283 based on exchange rates as of October 31, 2012. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company has agreed to indemnify these individuals in connection with these proceedings.

NOTE 9. Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Service cost	$297	$331	$892	$993
Interest cost	516	518	1,577	1,568
Expected return on plan assets	(316)	(363)	(971)	(1,104)
Amortization of net actuarial loss	26	27	78	87

Net periodic benefit cost	$523	$513	$1,576	$1,544

The Company contributed approximately $289 and $826, respectively, to its defined benefit plans for the three months ended October 31, 2012 and 2011. The Company contributed approximately $1,004 and $1,701, respectively, to its defined benefit plans for the nine months ended October 31, 2012 and 2011.

NOTE 10. Share-Based Compensation

In 2009, the Company’s shareholders approved the 2009 Long Term Incentive Plan (2009 LTIP). The plan provides for the issuance of a variety of awards, including stock options, share appreciation rights (sometimes referred to as SARs), restricted shares, restricted share units (RSUs), deferred share units and performance awards. A total of 6,250,000 shares were originally reserved for issuance under the 2009 LTIP, subject to adjustments as provided for in the plan.

In addition to the 2009 LTIP, at October 31, 2012, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).

Under the 2004 Directors Incentive Plan, the Company may grant non-qualified stock options, share appreciation rights, restricted shares, RSUs and deferred share units.

Since the adoption of the 2009 LTIP, no additional awards may be made pursuant to the 2004 LTIP. In addition, the Company no longer grants awards under the 2000 Stock Option Plan and the Directors Option Plan. Vesting of these awards occurs over different periods, depending on the terms of the individual award, however expenses relating to these awards are all recognized on a straight-line basis over the applicable vesting period.

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

Employee Share-Based Compensation Activity

A summary of share-based compensation activity applicable to employee shared-based compensation plans for the nine months ended October 31, 2012 are as follows:

	2009 LTIP
	Shares subject to stock options	Weighted average exercise price	Restricted share units	Weighted average grant date fair value
Outstanding balance at February 1, 2012	183,983	$19.73	1,557,424	$18.44
Granted	234,477	16.81	924,766	16.68
Exercised/vested	—	—	(362,774)	18.12
Cancelled/forfeited	—	—	(77,246)	18.03

Outstanding balance at October 31, 2012	418,460	$18.09	2,042,170	$17.72

	2004 LTIP
	Shares subject to stock options	Weighted average exercise price	Restricted share units	Weighted average grant date fair value
Outstanding balance at February 1, 2012	1,437,585	$20.32	868,048	$17.90
Exercised/vested	(15,000)	16.64	(480,303)	20.21
Cancelled/forfeited	(113,584)	21.33	(26,107)	18.19

Outstanding balance at October 31, 2012	1,309,001	$20.26	361,638	$14.81

	2000 Stock Option Plan
	Shares subject to stock options	Weighted average exercise price
Outstanding balance at February 1, 2012	438,150	$8.74
Exercised	(189,000)	6.36

Outstanding balance at October 31, 2012	249,150	$10.54

Non-Employee Share-Based Compensation Activity. A summary of share-based compensation activity applicable to the non-employee director share-based compensation plans for the nine months ended October 31, 2012 is as follows:

	Directors Option Plan		2004 Directors Incentive Plan
	Shares subject to stock options	Weighted average exercise price	Restricted share units	Weighted average grant date fair value
Outstanding balance at February 1, 2012	69,000	$11.04	31,318	$19.00
Granted	—	—	35,880	15.05
Exercised/vested	(15,000)	8.80	(31,318)	19.00

Outstanding balance at October 31, 2012	54,000	$11.66	35,880	$15.05

In connection with its share-based compensation plans, the Company recorded approximately $4,639 and $3,934 of share-based compensation expense for the three months ended October 31, 2012 and 2011, respectively, and approximately $11,689 and $11,302 of share-based compensation expense for the nine months ended October 31, 2012 and 2011, respectively. As of October 31, 2012, the Company had approximately $32,664 of total unrecognized compensation related to share-based compensation to be expensed through July 2017.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letters of credit and other credit facilities as of October 31, 2012:

	2011 Royal Bank of Scotland N.V. (RBS) Facility(1)	2011 Nedbank Facility(2)	2011 Bank of the West Facility(3)	2009 Nedbank South African Facilities(4)	Other Facilities(5)	Total
Maturity date	June 24, 2013	June 24, 2016	June 24, 2014	July 9, 2016	Various
Credit facility limit	$50,000	$75,000	$50,000	$60,547	$249,715	$485,262

Facility usage for cash withdrawals(6)	—	96	6,041	2,096	142,148	150,381
Letters of credit and guarantees outstanding	33,638	2,755	—	27,277	95,892	159,562

Total facility/usage	$33,638	$2,851	$6,041	$29,373	$238,040	$309,943

Available, unused capacity	$16,362	$72,149	$43,959	$31,174	$11,675	$175,319
Available for cash withdrawals	$—	$34,904	$43,959	$34,598	$7,787	$121,248

(1)

Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit.

(2)

The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 2014 for cash draw items. This facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate.

(3)

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

(4)

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

(5)	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries.
(6)

Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 Nedbank Facility, $96 of letters of credit issued under such facility supporting outstanding cash borrowings by the Company’s subsidiaries.

The 2011 RBS Facility, the 2011 Nedbank Facility and the 2011 Bank of the West Facility are referred to, collectively, as the “2011 Credit Facilities.” The Company’s obligations under the 2011 Credit Facilities are guaranteed by certain of its subsidiaries (the “Subsidiary Guarantors”).

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

Other. In addition to the facilities provided under the 2011 Credit Facilities and the South African Facilities Agreement the Company utilizes a number of other financial institutions to provide it with incremental letters of credit, guarantees and working capital capacity. In some cases the use of particular facilities is restricted to the country in which the originated and in some cases the particular facilities may restrict distributions by the subsidiary operating in the country. In connection with these other facilities, in October 2012 the Company entered into a Japanese Yen (JPY) 4,000,000 borrowing arrangement with Sumitomo Mitsui Banking Corporation and borrowings under this arrangement were utilized by the Company to reduce borrowings outstanding on the Company’s other bank lines of credit. The total of such loan recorded in bank lines of credit was $50,222 at October 31, 2012 and is included in column “Other Facilities” in the table above. This facility bears interest at a three-month Tokyo Interbank Offered Rate plus 1.2% and has a maturity date of October 19, 2013. The Company may at any time prepay all or part of the outstanding borrowings subject to terms of the agreement.

Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities described above. The total of such bank borrowings was $968 and $1,019, respectively, at October 31, 2012 and January 31, 2012.

Long-term Borrowings. The following table presents information of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes and other long-term borrowings as of October 31, 2012:

	2009 Note Purchase Agreement	2011 Note Purchase Agreement	Other Borrowings	Total
Issuance date	July 9, 2009	June 24, 2011	Various
Maturity date	August 9, 2014	August 24,2018
Original principle	$55,000	$150,000	Various
Interest rate per annum	8.06%	3.67%	9.98%

Amounts outstanding as of October 31, 2012:
Current portion of long-term borrowings	$36,667	$—	$7,374	$44,041
Long-term borrowings, excluding current portion	—	150,000	68,715	218,715

Total	$36,667	$150,000	$76,089	$262,756

On July 9, 2009, the Company issued $55,000 of senior unsecured guaranteed notes (the “2009 Notes”). The 2009 Notes bear interest at a rate of 8.06% per annum, payable semi-annually on the 9th day of February and August. The Company is required to repay approximately $9,167, or such lesser principal amount as then outstanding, on August 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. The 2009 Notes mature on August 9, 2014. On June 24, 2011, the Company issued $150,000 (principal amount of senior unsecured guaranteed notes (the “2011 Notes”). The 2011 Notes bear interest at a rate of 3.67% per annum, payable semi-annually, on the 24th day of February and August of each year up to and including August 24, 2018. Pursuant to the 2011 Notes, principal payments of $9,000 each are due on February 24th and August 24th of 2014, principal payments of $19,000 each are due on February 24th and August 24th of 2015, 2016 and 2017, and principal payments of $9,000 each are due on February 24th and August 24th of 2018. The 2011 Notes have a maturity date of August 24, 2018. The 2009 Notes and the 2011 Notes are guaranteed by the Subsidiary Guarantors. The Company may prepay all or a part of the principle amounts of the 2009 Notes and the 2011 Notes subject to a make-whole payment and other terms.

The Company is in the process of seeking to refinance its indebtedness outstanding under the 2009 Note Purchase Agreement, which refinancing the Company expects to complete prior to the end of the fourth quarter of fiscal 2013. If the Company successfully completes such refinancing, it intends to prepay the 2009 Notes. Accordingly, the Company has classified the remaining long-term portion of the 2009 Notes outstanding, which totaled $18,333 as of October 31, 2012, to current portion of long-term borrowings. Assuming the Company is successful in prepaying the 2009 Notes as it anticipates, the Company will be required to pay a make-whole payment, primarily consisting of prepaid interest, of approximately $2,300.

The 2011 Credit Facilities, the South African Facilities Agreement, the Note Purchase Agreements and our other credit facilities require us to comply with financial and other affirmative and negative covenants and certain change of control provisions. Some of the covenants include maintaining a minimum debt service ratio, specified net worth, a specified leverage ratio and minimum interest charge coverage requirements, among others. These agreements and facilities also contain limitations on the payment of dividends and distributions. Furthermore, the Note Purchase Agreements and certain of the Company’s credit facilities, including the 2011 Credit Facilities and the South African Facilities Agreement contain cross-default provisions with respect to other indebtedness, giving the note holders under the Note Purchase Agreements and the lenders under such credit facilities the right to declare a default if the Company defaults under other indebtedness in certain circumstances. Should the Company fail to comply with these covenants, it would be required to seek to amend the covenants or to seek a waiver of such non-compliance. If the Company is unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Senior Notes and the various credit facilities could become immediately due and payable and the various credit agreements and facilities could be terminated and the credit, letters of credit, and guarantee facilities provided thereunder would no longer be available to the Company. The Company concluded that it was in compliance with the covenants set forth in the Note Purchase Agreements, 2011 Credit Facilities, the South African Facilities Agreement and the Company’s other credit facilities as of October 31,2012.

Pharma Property Development Agreements. On September 1, 2012, the property development was substantially completed and the property, plant and equipment was placed into service. As of October 31, 2012, the property is not yet registrable for transfer, and accordingly, Company’s pharmaceutical distribution business in South Africa is leasing the facility until such time as the purchase is completed. As a result of this arrangement, the Company has recorded long-term borrowings of $65,821 as of October 31, 2012, of which $1,354 and $64,467 are classified as current and non-current, respectively, and bear interest at a rate of 10.8% per annum. The Company has received a commitment for long-term replacement financing upon the Company’s expected purchase of the property, and is continuing to evaluate additional options for replacement financing. The Company intends to ultimately refinance the borrowings on a long-term basis.

NOTE 12. Uncertain Tax Positions

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. The Internal Revenue Service (IRS) and a state tax authority are currently conducting an examination of the Company’s fiscal year 2008 and 2005 through 2008 U.S. subsidiaries’ federal tax returns, respectively. During the quarter ended July 31, 2012, the Company reached a settlement with a state tax authority and as a result reduced its liabilities for uncertain tax positions by $329. Also during the quarter ended July 31, 2012, the Company reduced its liabilities for uncertain tax positions by $333 due to the expiration of the statute of limitations. The Company further reduced its liabilities for uncertain tax positions by $773 during the quarter ended October 31, 2012 due to the expiration of the statute of limitations. It is reasonably possible that the total amounts of unrecognized tax benefits will decrease by up to $2,777, during the next twelve months due to the expiration of the statute of limitations in various jurisdictions. This reduction would have a favorable impact on the Company’s provision for income taxes.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2012 and January 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at October 31, 2012:
Assets:
Cash and cash equivalents	$226,993	$226,993	$—	$—
Forward exchange contracts	118	—	118	—
Other	2,422	—	—	2,422

Total	$229,533	$226,993	$118	$2,422

Liabilities:
Forward exchange contracts	$134	$—	$134	$—

Total	$134	$—	$134	$—

Balance at January 31, 2012:
Assets:
Cash and cash equivalents	$321,761	$321,761	$—	$—
Forward exchange contracts	415	—	415	—
Other	2,586	—	—	2,586

Total	$324,762	$321,761	$415	$2,586

Liabilities:
Forward exchange contracts	$646	$—	$646	$—

Total	$646	$—	$646	$—

The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

The following tables presents the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended October 31, 2012 and 2011:

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Balance at August 1,	$2,297	$—	$1,826	$118
Additions	—	—	(94)	(111)
Net change in fair value included in earnings	—	—	403	—
Foreign currency translation	125	—	(29)	(7)

Balance at October 31,	$2,422	$—	$2,106	$—

Balance at February 1,	$2,586	$—	$388	$649
Additions	—	—	1,686	(111)
Net change in fair value included in earnings	(123)	—	95	(563)
Foreign currency translation	(41)	—	(63)	25

Balance at October 31,	$2,422	$—	$2,106	$—

Fair Value Measurements on Non-Recurring Basis. Certain assets and liabilities are not measured at fair value, but are recognized and disclosed at fair value on a non-recurring basis. During the nine months ended October 31, 2012 and 2011, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to business combinations and to the evaluation of impairment which involves comparing the fair value of the Company’s reporting units to their recorded value, including goodwill and intangible assets.

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

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of October 31, 2012 and 2011:

	As of October 31, 2012	As of October 31, 2011
Euro	$7,394	$9,321
U.S. Dollars	39,190	8,444
British Pound Sterling	1,030	1,398
All others	1,744	1,822

Total	$49,358	$20,985

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of income.

The Company does not designate foreign currency derivatives as hedges. The Company had the following balances for foreign currency asset/liability derivatives at October 31, 2012 and January 31, 2012:

	October 31, 2012	January 31, 2012
Foreign currency asset derivatives included in trade receivables	$118	$415
Foreign currency liability derivatives included in trade payables	134	646

Net gains and losses on foreign currency derivatives as of October 31, 2012 and January 31, 2012 are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Net gains on foreign currency derivatives	$—	$13	$—	$107
Net losses on foreign currency derivatives	103	—	16	—

NOTE 15. Severance and Other

Severance and other costs incurred by the Company were not incurred pursuant to a formal plan of restructuring or termination as defined in ASC 420, Exit or Disposal Cost Obligations or ASC 715, Compensation – Retirement Benefits. These charges consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Employee severance costs	$3,884	$1,655	$7,708	$8,073
Facility exit costs	—	—	—	1,914
Legal settlements	5,213	—	5,213	—

Total	$9,097	$1,655	$12,921	$9,987

Certain information regarding employee severance and other costs by segment is summarized as follows:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Freight forwarding	$833	$909	$3,009	$5,006
Contract logistics and distribution	6,547	675	7,656	4,163
Corporate	1,717	71	2,256	818

Total	$9,097	$1,655	$12,921	$9,987

During the third quarter ended October 31, 2012, the Company recorded a charge for $5,213 related to an adverse legal judgment rendered in October 2012 which related to a January 2006 warehouse fire in the Company’s operations in Sydney, Australia.

Charges incurred for employee severance for the three and nine months ended October 31, 2012 and 2011, were primarily related to the Company’s ongoing business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a consistent organizational structure on a worldwide basis. Although the Company has not adopted a formal plan of restructuring or termination pursuant to ASC 420 or ASC 715, the Company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

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

Forward-Looking Statements, Uncertainties and Other Factors

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain risks and uncertainties. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements and include all statements not of an historical fact. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying any forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including but not limited to volatility with respect to global trade; global economic, political and market conditions, including those in Africa (excluding North Africa), Asia Pacific and EMENA (which is comprised of Europe, Middle East and North Africa); risks associated with the company’s ongoing business transformation initiative, which include unanticipated difficulties and delays and additional costs and expenses; risks that we may be required to record impairment charges to our goodwill; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in interest and foreign exchange rates; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of, the ongoing publicly announced governmental investigations into the international air freight and air cargo transportation industry and other related investigations and lawsuits; risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the financial condition of the company’s clients; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the other risks and uncertainties described herein and in the company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the company’s control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, UTi cannot assure any reader that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on UTi’s forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of the company’s Annual Report on Form 10-K/A, including, without limitation, in our Quarterly Report on Form 10-Q for the quarters ended April 31, 2012 and July 31, 2012), and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.

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

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and, other than the incentive compensation component thereof, they are generally less flexible than purchased transportation costs in the near term as we must staff to meet uncertain future demand. Staff costs and other operating costs in our Freight Forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airfreight or containers for ocean freight, which are most commonly expressed as twenty foot units (TEUs).

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

As part of our freight forwarding services, we provide customs brokerage services in most of the countries in which we operate. Within each country, the rules and regulations vary, along with the level of expertise that is required to perform the customs brokerage services. We provide customs brokerage services in connection with a majority of the shipments which we handle as both an air and ocean freight forwarder. We also provide customs brokerage services in connection with shipments forwarded by our competitors. In addition, other companies may provide customs brokerage services in connection with the shipments which we forward.

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

Multi-year Business Transformation Initiative. We have undertaken a multi-year business transformation initiative to establish a single set of global processes for our freight forwarding business and our global financial management. We anticipate current and future capital expenditures related to the development of software in the aggregate of approximately $135.0 million to $145.0 million, in connection with these initiatives, the majority of which is nearing completion. We expect our global operating system to be substantially ready for its intended use during the first half of our fiscal 2014. Although the deployment of our operating system has begun, we will consider it ready for its intended use depending upon a variety of factors, including but not limited to operational acceptance testing and other operational milestones having been achieved. We expect to incur depreciation expense and amortization expense over a five-year to seven-year useful life, beginning once the applications are considered substantially ready for their intended use.

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

Acquisitions. Acquisitions affect the comparison of our results between periods prior to when acquisitions are made and to the comparable periods in subsequent years, depending on the date of acquisition (e.g. acquisitions made on February 1, the first day of the first quarter of our fiscal year, will only affect a comparison with the prior year’s results and will not affect a comparison to the following years’ results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of the respective acquisitions. We consider the operating results of an acquired business during the first twelve months following the date of acquisition to be an “acquisition impact” or “benefit from acquisitions”. Thereafter we consider the growth in an acquired business’s results to be “organic growth”. The company did not complete any acquisitions during the nine months ended October 31, 2012.

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

Discussion of Results

The following discussion of our operating results explains material changes in our consolidated results for the three and nine month periods of fiscal 2013 compared to the three and nine month periods of fiscal 2012. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2012, which are included in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012, on file with the SEC. Our unaudited consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Our year-over-year comparative results were, in many cases, materially impacted by foreign currency fluctuations between comparable periods, particularly the year-over-year exchange rate fluctuations between the Euro and South African Rand (ZAR), on the one hand, and the U.S. Dollar, on the other hand. In order to enhance the ability of investors to analyze our performance over comparable periods, we have provided in certain instances comparative information and variances excluding the impact of these foreign currency fluctuations where the effect of foreign currency translation is material to our comparative results. This information is among the information the company uses as a basis for evaluating company performance on a comparable basis over time, in allocating resources and in planning and forecasting of future periods. This information, however, is not intended to be considered in isolation or as a substitute for, or superior to, the relevant measures prepared and presented in accordance with U.S. GAAP, which are also presented. We calculate the effects of foreign currency fluctuations by subtracting (i) our current-period financial results as currently reported in local currencies, translated at current-period foreign currency exchange rates, from (ii) our current-period financial results as currently reported in local currency, as translated at the prior-period foreign currency exchange rates.

During the third quarter of fiscal 2013, we were negatively impacted by approximately $1.1 million in the U.S. from superstorm Sandy and approximately $2.4 million from the transport strike in South Africa.

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

Three months ended October 31, 2012 compared to three months ended October 31, 2011

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended October 31, 2012 compared to the three months ended October 31, 2011:

Freight Forwarding

	Freight Forwarding Three months ended October 31,
	2012	2011	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$344,757	$431,247	$(86,490)	(20)%
Ocean freight forwarding	295,434	325,499	(30,065)	(9)
Customs brokerage	29,655	31,579	(1,924)	(6)
Other	68,290	71,530	(3,240)	(5)

Total revenues	738,136	859,855	(121,719)	(14)
Purchased transportation costs:
Airfreight forwarding	265,280	335,369	(70,089)	(21)
Ocean freight forwarding	243,791	271,832	(28,041)	(10)
Customs brokerage	1,375	1,062	313	29
Other	48,097	50,173	(2,076)	(4)

Total purchased transportation costs	558,543	658,436	(99,893)	(15)
Net revenues:
Airfreight forwarding	79,477	95,878	(16,401)	(17)
Ocean freight forwarding	51,643	53,667	(2,024)	(4)
Customs brokerage	28,280	30,517	(2,237)	(7)
Other	20,193	21,357	(1,164)	(5)

Total net revenues	179,593	201,419	(21,826)	(11)
Yields:
Airfreight forwarding	23.1%	22.2%
Ocean freight forwarding	17.5%	16.5%
Staff costs	102,476	110,609	(8,133)	(7)
Depreciation	3,858	4,287	(429)	(10)
Amortization of intangible assets	1,006	1,051	(45)	(4)
Severance and other	833	909	(76)	(8)
Other operating expenses	46,302	47,350	(1,048)	(2)

Operating income	$25,118	$37,213	$(12,095)	(33)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $86.5 million, or 20%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $71.4 million, or 17%, compared to the corresponding prior year period. Our results for airfreight and our other products and segments for the three months ended October 31, 2012, were negatively impacted by a weaker Euro and ZAR, compared to the U.S. Dollar, when compared to the corresponding prior year period. Macroeconomic and freight conditions remained weak throughout our fiscal 2013 third quarter with no discernible peak season. Airfreight was impacted the most, as weight per shipment fell and clients favored lower cost options such as ocean freight. Although the Company continued to secure new business, the pace of business wins was not sufficient to offset the reductions from existing business. When the effects of foreign currency fluctuations are excluded, (i) $39.3 million of the decrease in airfreight forwarding revenues was attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms), (ii) $13.2 million of the decrease was attributable to reduced fuel surcharges and (iii) $18.9 million of the decrease was attributable to a decline of our selling rates, caused in part by lower carrier rates incurred by us.

Airfreight forwarding volumes decreased 12% for the three months ended October 31, 2012, compared to the corresponding prior year period, reflecting a continued weak airfreight environment compared to the same period in the prior year. On a sequential basis, airfreight tonnage deteriorated 6% for the three months ended October 31, 2012 over the second quarter of fiscal 2013.

Airfreight forwarding net revenues decreased $16.4 million, or 17%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $12.7 million, or 13%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $12.7 million decline in airfreight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by an $11.9 million decrease attributable to declining airfreight forwarding volumes and by a $0.8 million decrease attributable to declining yields.

Airfreight yields for the three months ended October 31, 2012 increased approximately 90 basis points to 23.1% compared to 22.2% for the corresponding prior year period. On a sequential basis, airfreight yields of 23.1% for the three months ended October 31, 2012 were 50 basis points higher when compared to airfreight yields of 22.6% for the second quarter of fiscal 2013.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $30.1 million, or 9%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $14.1 million, or 4%. Ocean freight volumes (which we measure in terms of TEUs) were at similar levels during the three months ended October 31, 2012 compared to the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, (i) $13.9 million of the decrease in ocean freight forwarding revenues was attributable to a decrease in our selling rates caused in part by reduced carrier rates and (ii) $0.2 million of the decrease was caused by a decrease in ocean freight volumes.

Ocean freight forwarding net revenues decreased $2.0 million, or 4%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues increased $0.3 million, or 1%. Ocean freight yields for the three months ended October 31, 2012, increased approximately 100 basis points to 17.5% compared to 16.5% for the corresponding prior year period. Volumes did not have a meaningful impact on the ocean freight forwarding net revenue period to period comparisons.

Customs Brokerage and Other. Customs brokerage revenues decreased $1.9 million, or 6%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues were comparable for the three months ended October 31, 2012, compared to the corresponding prior year period. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $3.2 million, or 5%, for the three months ended October 31, 2012, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues increased $1.0 million, or 1%.

Customs brokerage net revenues decreased $2.2 million, or 7%, for the three months ended October 31, 2012, compared to the corresponding prior year period. Other freight forwarding related net revenues decreased $1.2 million, or 5%, for the three months ended October 31, 2012, compared to the corresponding prior year period. The effects of foreign currency on customs brokerage and other net revenues were not material for the three months ended October 31, 2012 when compared to the corresponding prior year period.

Staff Costs. Staff costs in our Freight Forwarding segment decreased $8.1 million, or 7%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment decreased $3.2 million, or 3%. As a percentage of our Freight Forwarding segment revenues, staff costs were approximately 14% for the three months ended October 31, 2012 compared to 13% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes. The number of airfreight shipments declined 7%, in the three months ended October 31, 2012 compared to the corresponding prior year period, which decline was significantly less than the 12% decline in tonnage experienced between the comparable periods, as our clients moved fewer kilos per shipment. These declines negatively impacted productivity in our Freight Forwarding segment for the three months ended October 31, 2012, compared to the corresponding prior year period. The number of ocean freight shipments was consistent over the comparative period.

Severance and Other. During the three months ended both October 31, 2012 and 2011, we incurred severance and other costs in the Freight Forwarding segment of approximately $0.8 million and $0.9 million, respectively, comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing our next generation freight forwarding operating system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), the company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Other Operating Expenses. Other operating costs in the Freight Forwarding segment decreased $1.0 million, or 2%, for the three months ended October 31, 2012, compared to the corresponding prior year period.

Contract Logistics and Distribution

	Contract Logistics and Distribution Three months ended October 31,
	2012	2011	Change Amount	Change Percentage
Revenues:
Contract logistics	$203,347	$217,227	$(13,880)	(6)%
Distribution	152,767	146,772	5,995	4
Other	34,616	40,682	(6,066)	(15)

Total revenues	390,730	404,681	(13,951)	(3)
Purchased transportation costs:
Contract logistics	53,445	53,668	(223)	—
Distribution	104,833	100,413	4,420	4
Other	8,443	8,644	(201)	(2)

Total purchased transportation costs	166,721	162,725	3,996	2
Staff costs	109,166	120,614	(11,448)	(9)
Depreciation	7,463	7,465	(2)	—
Amortization of intangible assets	1,428	2,279	(851)	(37)
Severance and other	6,547	675	5,872	870
Other operating expenses	86,321	86,498	(177)	—

Operating income	$13,084	$24,425	$(11,341)	(46)%

Contract Logistics. Contract logistics revenues decreased $13.9 million, or 6%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues decreased $5.7 million, or 3%. We experienced declines in volumes in our EMENA and Americas regions due to lower volumes in existing facilities, as well as the impacts of some lost business. Such declines were partially offset by greater volumes in our Africa and Asia Pacific regions.

Contract logistics purchased transportation costs decreased $0.2 million, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, purchased transportation costs increased $0.9 million, or 2%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities increased slightly during the three months ended October 31, 2012 when compared to the corresponding prior year period, resulting in an increase in materials sourcing costs of $4.7 million. Excluding materials sourcing costs, purchased transportation costs declined $3.8 million for the three months ended October 31, 2012, compared to the corresponding prior year period, which decline was consistent with the decline in contract logistics revenues above.

Distribution. Distribution revenues increased $6.0 million, or 4%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $10.2 million, or 7%. When the effects of foreign currency fluctuations are excluded, the increase was primarily due to increased client volumes in our Africa and Americas regions.

Distribution purchased transportation costs increased $4.4 million, or 4%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $5.7 million, or 6%, primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $6.1 million, or 15%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $2.5 million, or 6%. The decrease of other contract logistics and distribution revenues was primarily the result of decreased volumes handled in certain of our transportation management operations. Other purchased transportation costs decreased $0.2 million, or 2%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other purchased transportation costs increased $0.7 million.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $11.4 million, or 9%, for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment decreased $6.0 million, or 5%. The decrease in our staff costs within our Contract Logistics and Distribution segment was attributable to reduced volumes in the EMENA and Americas regions. These decreases were partially offset by increases in staff costs attributable to additional logistics volumes within our distribution businesses in Africa.

Severance and Other. During the three months ended October 31, 2012, we incurred severance and other costs of $6.5 million in our Contract Logistics and Distribution segment. During the third quarter ended October 31, 2012, the company recorded a charge for $5.2 million as a result of an adverse legal judgment rendered in October 2012 which arose from a warehouse fire in January 2006 within the company’s operations in Sydney, Australia. Amounts charged for severance and other costs during the three months ended October 31, 2012 were $1.3 million compared to $0.7 million for the corresponding prior year period.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment were consistent for the three months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment increased $5.4 million, or 6%. The increase in other operating expenses, excluding foreign currency fluctuations, was caused in part by additional logistics volumes within our distribution businesses in Africa. These increases were offset by decreased logistics volumes in the Americas, combined with operational improvements in the EMENA region.

Corporate

Staff Costs. Staff costs at corporate were $7.4 million for the three months ended October 31, 2012, compared to $7.6 million for the corresponding prior year period. Severance and other costs at corporate were $1.7 million for the three months ended October 1, 2012, caused primarily by organizational changes made during the three months ended October 31, 2012. Other operating expenses at corporate were $4.9 million for the three months ended October 31, 2012, compared to $4.6 million for the corresponding prior year period.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $186.6 million of principle was outstanding as of October 31, 2012, and our capital lease obligations. Interest income for the three months ended October 31, 2012 was consistent with interest income for the corresponding prior year period, while interest expense decreased $1.0 million, or 12%, for the three months ended October 31, 2012, compared to the corresponding prior year period. Net interest expense was lower for the three months ended October 31, 2012, compared to the corresponding prior year period, primarily due to a reduced level of average borrowings outstanding throughout the quarter. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other Income and Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and various other taxes not related to income taxes.

Provision for Income Taxes. Our effective income tax rate for the three months ended October 31, 2012 was 36.4% compared to 31.6% for the corresponding prior year period. Our provision for income taxes in the three months ended October 31, 2012 was $7.4 million based on pretax income of $20.2 million compared to our provision for income taxes for the corresponding prior year period of $14.0 million based on pretax income of $44.3 million. The factors decreasing our provision for income taxes in absolute dollars in the three months ended October 31, 2012 relative to the corresponding prior year period of fiscal 2012 were (i) lower income in the current period partially offset by higher statutory blended rates and other tax items incurred across various jurisdictions which decreased our provision by $5.4 million, (ii) lower net changes in uncertain tax positions across various jurisdictions which decreased our provision by $1.6 million and (iii) lower net change in valuation allowances recorded in certain jurisdictions in the three months ended October 31, 2012 as compared to the corresponding period in fiscal 2012 which decreased our current year provision year over year by approximately $0.2 million, partially offset by the impact of adjustments of $0.6 million across various jurisdictions for prior year tax returns filed. These factors resulted in an aggregate decrease in our provision of $6.6 million in three months ended October 31, 2012 as compared to corresponding prior year period of fiscal 2012.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $2.3 million for the three months ended October 31, 2012, compared to $1.8 million for the corresponding prior year period.

Nine months ended October 31, 2012 compared to nine months ended October 31, 2011

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011:

Freight Forwarding

	Freight Forwarding Nine months ended October 31,
	2012	2011	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$1,096,291	$1,335,948	$(239,657)	(18)%
Ocean freight forwarding	885,040	927,773	(42,733)	(5)
Customs brokerage	88,335	94,914	(6,579)	(7)
Other	200,251	232,725	(32,474)	(14)

Total revenues	2,269,917	2,591,360	(321,443)	(12)
Purchased transportation costs:
Airfreight forwarding	853,786	1,051,426	(197,640)	(19)
Ocean freight forwarding	731,506	772,685	(41,179)	(5)
Customs brokerage	4,154	3,822	332	9
Other	137,835	170,415	(32,580)	(19)

Total purchased transportation costs	1,727,281	1,998,348	(271,067)	(14)
Net revenues:
Airfreight forwarding	242,505	284,522	(42,017)	(15)
Ocean freight forwarding	153,534	155,088	(1,554)	(1)
Customs brokerage	84,181	91,092	(6,911)	(8)
Other	62,416	62,310	106	—

Total net revenues	542,636	593,012	(50,376)	(8)
Yields:
Airfreight forwarding	22.1%	21.3%
Ocean freight forwarding	17.3%	16.7%
Staff costs	316,510	334,876	(18,366)	(5)
Depreciation	12,108	13,115	(1,007)	(8)
Amortization of intangible assets	3,077	3,262	(185)	(6)
Severance and other	3,009	5,006	(1,997)	(40)
Other operating expenses	137,327	147,000	(9,673)	(7)

Operating income	$70,605	$89,753	$(19,148)	(21)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $239.7 million, or 18%, for the nine months ended October 31, 2012, compared to the corresponding prior year period. Our results for airfreight and our other products and segments for the nine months ended October 31, 2012, were negatively impacted by a weaker Euro and ZAR on the one hand, compared to the U.S. Dollar, on the other hand, when compared to the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $183.4 million, or 14%, for the nine months ended October, 31, 2012, compared to the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, (i) $26.6 million of the decrease in airfreight forwarding revenues was attributable to a decline of our selling rates caused in part by lower carrier rates incurred by us, (ii) $127.4 million of the decrease was attributable to a decline of airfreight forwarding volumes, and (iii) $29.4 million of the decrease was attributable to reduced fuel surcharges.

Airfreight forwarding volumes decreased 13% for the nine months ended October 31, 2012, compared to the corresponding prior year period, reflecting a continued weak airfreight environment compared to the same period in the prior year, which weighed negatively on tonnage statistics throughout the nine month period.

Airfreight forwarding net revenues decreased $42.0 million, or 15%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $29.0 million, or 10%. When the effects of foreign currency fluctuations are excluded, $36.6 million of the decrease in airfreight forwarding net revenues was attributable to a decline of airfreight forwarding volumes, which decline was partially offset by an increase of $7.6 million resulting from an improvement in yields. Airfreight yields for the nine months ended October 31, 2012 increased approximately 80 basis points to 22.1% compared to 21.3% for the corresponding prior year period.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $42.7 million, or 5%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $11.8 million, or 1%. Ocean freight volumes increased 2% for the nine months ended October 31, 2012 over the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, $15.9 million of the increase in ocean freight forwarding revenues was attributable to an increase in ocean freight forwarding volumes, which increase was partially offset by a decrease of $4.1 million in our selling rates caused in part by decreased carrier rates incurred by us.

Ocean freight forwarding net revenues decreased $1.6 million, or 1%, for the nine months ended October 31, 2012, compared to the corresponding prior year period, however, when the effects of foreign currency translations are excluded, ocean freight forwarding net revenues increased $6.4 million, or 4%. Ocean freight yields for the nine months ended October 31, 2012 increased approximately 60 basis points to 17.3% compared to 16.7% for the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, (i) $3.7 million of the increase in ocean freight forwarding net revenues was attributable to yield improvement, and (ii) $2.7 million of the increase was attributable to an increase in volumes.

Customs Brokerage and Other. Customs brokerage revenues decreased $6.6 million, or 7%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues for the nine months ended October 31, 2012 were comparable to customs brokerage revenues in the corresponding prior year period. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $32.5 million, or 14%, for the nine months ended October 31, 2012, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $16.5 million, or 7%, for the nine months ended October 31, 2012 compared to the corresponding prior year period. The decrease was caused by a decline in volumes and related fuel surcharges for international road freight and distribution.

Customs brokerage net revenues decreased $6.9 million, or 8%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues decreased $0.7 million for the nine months ended October 31, 2012, compared to the corresponding prior year period. Other freight forwarding related net revenues were consistent for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, excluding the effects of foreign currency fluctuations, other freight forwarding related net revenues increased $3.8 million, or 6%, for the nine months ended October 31, 2012 compared to the corresponding prior year period.

Staff Costs. Staff costs in our Freight Forwarding segment decreased $18.4 million, or 5%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment decreased $0.4 million. As a percentage of our Freight Forwarding segment revenues, staff costs were approximately 14% for the nine months ended October 31, 2012 compared to 13% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes. The number of airfreight shipments declined 6%, in the nine months ended October 31, 2012 compared to the corresponding prior year period, which decline was significantly less than the 13% decline in tonnage experienced between comparable periods, as our clients moved fewer kilos per shipment. These declines negatively impacted productivity ratios in our Freight Forwarding segment in the period (our staff costs measured as a percentage of Freight Forwarding segment revenues). The number of ocean freight shipments was consistent over the comparable periods.

Severance and Other. During the nine months ended October 31, 2012 and 2011, we incurred severance and other costs in the Freight Forwarding segment of $3.0 million and $5.0 million, respectively, comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing our next generation freight forwarding operating system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to ASC 420 or ASC 715, the company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Other Operating Expenses. Other operating costs in the Freight Forwarding segment decreased $9.7 million, or 7%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating costs decreased $0.3 million for the nine months ended October 31, 2012 compared to the corresponding prior year period.

Contract Logistics and Distribution

	Contract Logistics and Distribution Nine months ended October 31,
	2012	2011	Change Amount	Change Percentage
Revenues:
Contract logistics	$608,818	$629,051	$(20,233)	(3)%
Distribution	448,169	415,866	32,303	8
Other	106,033	124,322	(18,289)	(15)

Total revenues	1,163,020	1,169,239	(6,219)	(1)
Purchased transportation costs:
Contract logistics	157,798	151,876	5,922	4
Distribution	304,065	283,663	20,402	7
Other	28,353	29,364	(1,011)	(3)

Total purchased transportation costs	490,216	464,903	25,313	5
Staff costs	333,858	359,564	(25,706)	(7)
Depreciation	20,863	21,511	(648)	(3)
Amortization of intangible assets	4,679	6,956	(2,277)	(33)
Severance and other	7,656	4,163	3,493	84
Other operating expenses	252,356	255,320	(2,964)	(1)

Operating income	$53,392	$56,822	$(3,430)	(6)%

Contract Logistics. Contract logistics revenues decreased $20.2 million, or 3%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $13.8 million, or 2%, for the nine months ended October 31, 2012, compared to the corresponding prior year period. The increase in contract logistics revenues when the effects of foreign currency fluctuations are excluded was primarily the result of organic growth which came primarily from new business wins in the Africa and Asia Pacific regions, offset by declines in other regions.

Contract logistics purchased transportation costs increased $5.9 million, or 4%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, purchased transportation costs increased $10.9 million, or 7% for the nine months ended October 31, 2012, compared to the corresponding prior year period. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities increased slightly during the nine months ended October 31, 2012 when compared to the corresponding prior year period, resulting in an increase of materials sourcing costs of $12.4 million. When sourcing activities are excluded, purchased transportation costs decreased $1.5 million for the nine months ended October 31, 2012 compared to the corresponding prior year period.

Distribution. Distribution revenues increased $32.3 million, or 8%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $48.0 million, or 12%, for the nine months ended October 31, 2012, compared to the corresponding prior year period. The increase was primarily due to increased client volumes in our Africa and Americas distribution businesses. The majority of the increased volumes in our Africa region were handled internally rather than through purchased transportation, resulting in an increase in staff costs and other operating costs incurred within the Contract Logistics and Distribution segment.

Distribution purchased transportation costs increased $20.4 million, or 7%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $25.4 million, or 9%. The increase was primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $18.3 million, or 15%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $5.3 million, or 4%, for the nine months ended October 31, 2012 compared to the corresponding prior year period. The decrease of other contract logistics and distribution revenues was partially the result of decreased transportation volumes handled in certain of our transportation management operations.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $25.7 million, or 7%, for the nine months ended October 31, 2012, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment decreased $4.4 million, or 1%, for the nine months ended October 31, 2012, compared to the corresponding prior year period. The decrease was attributable to operational improvements in the EMENA and Americas regions. These decreases were partially offset by additional logistics volumes within our distribution businesses in Africa.

Severance and Other. During the nine months ended October 31, 2012, we incurred severance and other costs of $7.7 million in the Contract Logistics and Distribution segment, primarily related to a charge of $5.2 million incurred during the third quarter ended October 31, 2012 as a result of an adverse legal judgment rendered in October 2012, which arose from a warehouse fire in January 2006 within the company’s operations in Sydney, Australia, while employee severance costs and other costs was $2.5 million. Amounts charged for severance and other costs during the nine months ended October 31, 2011 were $4.2 million, of which $2.3 million was primarily related to employee severance costs, while $1.9 million was primarily related to facility exit costs.

Corporate

Staff Costs. Staff costs at corporate were $25.2 million for the nine months ended October 31, 2012, compared to $20.9 million for the corresponding prior year period. The increase in staff costs at corporate was primarily due to our continuing organizational realignment associated with our ongoing business transformation initiatives. As a result of those initiatives, resources have been transferred from local and regional roles to corporate led functions. Other operating expenses at corporate were $13.7 million for the nine months ended October 31, 2012, compared to $14.3 million for the corresponding prior year period.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $186.6 million of principle was outstanding as of October 31, 2012, and our capital lease obligations. Interest income decreased $2.3 million, or 16%, and interest expense decreased $6.2 million, or 24%, for the nine months ended October 31, 2012, compared to the corresponding prior year period. Net interest expense was lower for the nine months ended October 31, 2012, compared to the corresponding prior year period, primarily due to a reduced level of average borrowings outstanding throughout the nine month period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other Income and Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and various other taxes not related to income taxes.

Provision for Income Taxes. Our effective income tax rate for the nine months ended October 31, 2012 was 33.6% compared to 31.0% for the corresponding prior year period. Our provision for income taxes in the nine months ended October 31, 2012 was $23.9 million based on pretax income of $71.2 million compared to our provision for income taxes for the corresponding prior year period of $29.5 million based on pretax income of $95.1 million. The factors decreasing our provision for income taxes in absolute dollars in the nine months ended October 31, 2012 relative to the nine months ended October 31, 2011 were (i) lower income in the current year partially offset by higher statutory blended rates and other tax items incurred across various jurisdictions which decreased our provision by $2.2 million, (ii) lower net changes in uncertain tax positions across various jurisdictions which decreased our provision by $2.3 million, and (iii) lower net change in valuation allowances recorded in certain jurisdictions in the nine months ended October 31, 2012 as compared to the same period in 2011 which decreased our current year provision year over year by approximately $3.8 million, partially offset by the net impact related to amended prior year state tax returns of $2.7 million recorded during the nine months ended October 31, 2011. These factors resulted in an aggregate decrease in our provision of $5.6 million in nine months ended October 31, 2012 as compared to the corresponding prior year period.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $5.0 million for the nine months ended October 31, 2012, compared to $5.5 million for the corresponding prior year period.

The following tables show the revenues and net revenues attributable to our geographic regions:

	Three months ended October 31,
	2012			2011
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$214,715	$55,467	$270,182	$256,160	$54,690	$310,850
Americas	189,119	213,631	402,750	195,407	227,441	422,848
Asia Pacific	217,098	18,928	236,026	277,047	16,416	293,463
Africa	117,204	102,704	219,908	131,241	106,134	237,375

Total	$738,136	$390,730	$1,128,866	$859,855	$404,681	$1,264,536

	Nine months ended October 31,
	2012			2011
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$695,566	$178,503	$874,069	$808,050	$169,756	$977,806
Americas	570,992	615,362	1,186,354	574,877	647,313	1,222,190
Asia Pacific	654,209	54,436	708,645	825,159	46,006	871,165
Africa	349,150	314,719	663,869	383,274	306,164	689,438

Total	$2,269,917	$1,163,020	$3,432,937	$2,591,360	$1,169,239	$3,760,599

	Three months ended October 31,
	2012			2011
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$57,300	$31,818	$89,118	$66,424	$38,217	$104,641
Americas	46,239	95,605	141,844	48,525	105,429	153,954
Asia Pacific	47,350	12,564	59,914	56,907	10,418	67,325
Africa	28,704	84,022	112,726	29,563	87,892	117,455

Total	$179,593	$224,009	$403,602	$201,419	$241,956	$443,375

	Nine months ended October 31,
	2012			2011
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$176,485	$103,495	$279,980	$201,492	$115,052	$316,544
Americas	141,270	274,479	415,749	144,912	306,781	451,693
Asia Pacific	143,086	35,718	178,804	162,595	29,330	191,925
Africa	81,795	259,112	340,907	84,013	253,173	337,186

Total	$542,636	$672,804	$1,215,440	$593,012	$704,336	$1,297,348

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Revenues:
Airfreight forwarding	$344,757	$431,247	$1,096,291	$1,335,948
Ocean freight forwarding	295,434	325,499	885,040	927,773
Customs brokerage	29,655	31,579	88,335	94,914
Contract logistics	203,347	217,227	608,818	629,051
Distribution	152,767	146,772	448,169	415,866
Other	102,906	112,212	306,284	357,047

Total	$1,128,866	$1,264,536	$3,432,937	$3,760,599

Purchased transportation costs:
Airfreight forwarding	$265,280	$335,369	$853,786	$1,051,426
Ocean freight forwarding	243,791	271,832	731,506	772,685
Customs brokerage	1,375	1,062	4,154	3,822
Contract logistics	53,445	53,668	157,798	151,876
Distribution	104,833	100,413	304,065	283,663
Other	56,540	58,817	166,188	199,779

Total	$725,264	$821,161	$2,217,497	$2,463,251

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Revenues:
Airfreight forwarding	31%	34%	32%	36%
Ocean freight forwarding	26	26	26	25
Customs brokerage	3	2	3	2
Contract logistics	18	17	18	17
Distribution	13	12	13	11
Other	9	9	8	9

Total revenues	100	100	100	100
Purchased transportation costs:
Airfreight forwarding	23%	27%	25%	28%
Ocean freight forwarding	22	21	21	21
Customs brokerage	*	*	*	*
Contract logistics	5	4	5	4
Distribution	9	7	9	8
Other	5	5	5	5

Total purchased transportation costs	64	65	65	66
Staff costs	19	19	20	19
Depreciation	1	1	1	1
Amortization of intangible assets	*	*	*	*
Severance and other costs	1	*	*	*
Other operating expenses	12	11	11	11

Total operating expenses	97	96	97	97
Operating income	3	4	3	3
Interest income	*	*	*	*
Interest expense	(1)	(1)	(1)	(1)
Other income	*	*	*	*

Pretax income	2	3	2	2
Provision for income taxes	1	1	1	1

Net income	1	2	1	1
Net income attributable to noncontrolling interests	*	*	*	*

Net income attributable to UTi Worldwide Inc.	1%	2%	1%	1%

*	Less than one percent.

Liquidity and Capital Resources

As of October 31, 2012, our cash and cash equivalents totaled $227.0 million, representing a decrease of $94.8 million from January 31, 2012. There was a decrease from net cash provided by our operating, investing and financing activities of $80.2 million. There was also a decrease of $14.5 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2012.

Cash Used in Operating Activities. During the first nine months of fiscal 2013, net cash used in operating activities was $57.5 million, compared to net income of $47.3 million. During the corresponding prior year period, net cash provided by operating activities was $21.7 million, compared to net income of $65.7 million. During the first nine months of fiscal 2013, we experienced declining airfreight volumes due, in part, to modal shifts from airfreight to ocean freight. The decline in airfreight volumes did not result in a reduction in our working capital requirements, however, as our working capital requirements are largely tied to fundings of customs duties and taxes, on behalf of our clients, as well as carrier costs.

During the first nine months of fiscal 2013, we used approximately $57.5 million in net cash from operating activities. This resulted from usages from an increase in trade receivables and other current assets of $121.2 million, a decrease in trade payables and other current liabilities of $39.0 million and deferred income taxes of $2.9 million. These usages were offset by net income of $47.3 million plus depreciation and amortization of intangible assets totaling $44.4 million, provision for doubtful accounts of $1.0 million and increases in other items totaling $12.9 million.

The company’s primary sources of liquidity include cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our Freight Forwarding segment, and available funds under our various credit facilities. The company typically experiences increased activity associated with its peak season, generally during the second and third fiscal quarters, requiring significant disbursements on behalf of clients. During the second quarter and the first half of the third quarter, this seasonal growth in client receivables tends to consume available cash. Historically, the latter portion of the third quarter and the fourth quarter tend to generate cash recovery as cash collections usually exceed client cash disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash.

When the company acts as a customs broker, we make significant cash advances on behalf of our clients to various customs authorities around the world, predominantly in countries where our clients are importers of goods such as when there are sizable import duties. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses. However, these advances temporarily consume cash as these items are typically paid to third parties in advance of reimbursement from our clients. Accordingly, on a comparative basis, operating cash flows are typically stronger in periods of declining logistics activity and are comparably weaker in periods of volume growth as the company must disburse cash in advance of collections from clients. As explained above, however, during the first nine months of fiscal 2013 the decline in airfreight volumes during the period did not result in a reduction in our working capital requirements.

During the first nine months of fiscal 2013, advances for customs duties and taxes were approximately $3,106.4 million, a decrease of $93.0 million when compared to approximately $3,199.5 million for the corresponding prior year period. Excluding the effects of foreign currency fluctuations, advances for customs duties and taxes increased $251.8 million for the first nine months of fiscal 2013 compared to the corresponding prior year period. Timing differences with respect to these advances and subsequent collection activity related to customs duties and taxes had a relatively unfavorable impact on our net cash generated from operating activities in the first nine months of fiscal 2013, compared to the corresponding prior year period, when such cash flows are compared to net income.

Cash Used in Investing Activities. Cash used in investing activities for the first nine months of fiscal 2013 and 2012 was $56.0 million and $62.7 million, respectively. Cash used for the acquisition of property, plant and equipment during the first nine months of fiscal 2013 was approximately $31.4 million, consisting primarily of computer hardware and furniture, replacement vehicles, fixtures and equipment. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. Additionally, we used cash related to development activities with respect to our ongoing business transformation initiatives, including the development of our next generation freight forwarding system, and an investment in Oracle financials and other software related activities. During the first nine months of fiscal 2013, we used $26.8 million of cash relating to these business transformation initiatives, which was comparable to the corresponding prior year period. Inclusive of technology upgrades and business transformation initiatives, we currently expect to expend an aggregate of approximately $80.0 million for capital expenditures for fiscal 2013, which excludes the Pharma Property Development Agreements described below.

Cash Provided by Financing Activities. Our financing activities during the first nine months of fiscal 2013 provided $33.2 million of cash, including proceeds from bank lines of credit of $228.9 million, proceeds from issuance of long-term debt of $3.6 million, an increase in short-term credit facilities of $1.4 million and net proceeds from the issuance of ordinary shares of $1.7 million offset by net repayments of bank lines of credit and long term borrowings, totaling $175.9 million, repayments of capital lease obligations totaling $13.8 million, dividends paid of $6.2 million and other net usages of cash of $6.5 million.

Pharma Property Development Agreements. During the fiscal year ended January 31, 2012, we entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. In addition to a property development agreement, we signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. We also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. As of September 1, 2012, development of the property was substantially completed and the property, plant and equipment of $67.4 million was placed into service. As of October 31, 2012, the property was not yet registerable for transfer, and accordingly, our pharmaceutical distribution business in South Africa is leasing the facility until such time as the purchase can be completed. Liabilities outstanding pursuant to the lease agreement are included in long-term borrowings, including current portion, as it is intended to be replaced with long-term financing upon the purchase.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letters of credit and other credit facilities as of October 31, 2012 (in thousands):

	2011 Royal Bank of Scotland N.V. (RBS) Facility(1)	2011 Nedbank Facility(2)	2011 Bank of the West Facility(3)	2009 Nedbank South African Facilities(4)	Other Facilities(5)	Total
Maturity date	June 24, 2013	June 24, 2016	June 24, 2014	July 9, 2016	Various
Credit facility limit	$50,000	$75,000	$50,000	$60,547	$249,715	$485,262

Facility usage for cash withdrawals(6)	—	96	6,041	2,096	142,148	150,381
Letters of credit and guarantees outstanding	33,638	2,755	—	27,277	95,892	159,562

Total facility/usage	$33,638	$2,851	$6,041	$29,373	$238,040	$309,943

Available, unused capacity	$16,362	$72,149	$43,959	$31,174	$11,675	$175,319
Available for cash withdrawals	$—	$34,904	$43,959	$34,598	$7,787	$121,248

(1)

Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit.

(2)

The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 2014 for cash draw items. This facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate.

(3)

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

(4)

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

(5)	Includes cash pooling arrangements utilized by a number of the company’s subsidiaries.
(6)

Amounts in this row reflect cash withdrawals under particular facilities, and in the case of the 2011 Nedbank Facility, $96 of letters of credit issued under such facility supports outstanding cash borrowings by the company’s subsidiaries.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of October 31, 2012 the value of these contingent liabilities was $34.9 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $23.6 million were included in bank lines of credit on our balance sheet at October 31, 2012.

Other. In addition to the credit, letters of credit, and guarantee facilities provided under the 2011 Credit Facilities the South African Facilities Agreement, we utilize a number of other financial institutions to provide it with incremental letters of credit, guarantees and working capital capacity, certain of which are working capital and credit facilities, and certain of which are customs bonds and guarantees which are issued by various financial institutions. In some cases, the use of these particular letters of credits, guarantees and working capital facilities are restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. In connection with these other facilities, in October 2012 we entered into a Japanese Yen (JPY) 4,000.0 million, borrowing arrangement with Sumitomo Mitsui Banking Corporation and borrowings under this arrangement were utilized by us to reduce borrowings outstanding on our other bank lines of credit. The total of such loan recorded in bank lines of credit was $50.2 million at October 31, 2012 and is included in column “Other Facilities” in the table above. This facility bears interest at a three-month Tokyo Interbank Offered Rate plus 1.2% and has a maturity date of October 19, 2013. We may at any time prepay all or part of the outstanding borrowings subject to terms of the agreement.

The maximum and average borrowings against bank lines of credit during the first nine months of fiscal 2013 were $172.0 million and $147.8 million, respectively. The maximum and average borrowings against bank lines of credit during the first nine months of fiscal 2012 were $342.0 million and $253.9 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements, due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities described above. The total of such borrowings at October 31, 2012 and January 31, 2011 was $1.0 million, respectively.

Long-term Borrowings. The following table presents information about our indebtedness pursuant to our outstanding senior unsecured guaranteed notes and other long-term borrowings as of October 31, 2012 (in thousands):

	2009 Note Purchase Agreement	2011 Note Purchase Agreement	Other Borrowings	Total
Issuance date	July 9, 2009	June 24, 2011	Various
Maturity date	August 9, 2014	August 24,2018
Original principle	$55,000	$150,000	Various
Interest rate per annum	8.06%	3.67%	9.98%

Amounts outstanding as of October 31, 2012:
Current portion of long-term borrowings	$36,667	$—	$7,374	$44,041
Long-term borrowings, excluding current portion	—	150,000	68,715	218,715

Total	$36,667	$150,000	$76,089	$262,756

2009 Note Purchase Agreement. Interest is payable semi-annually, on the 9th day of February and August. We are required to repay approximately $9.2 million, or such lesser principal amount as shall then be outstanding, on August 9, 2012 and each February 9th and August 9th thereafter up to and including August 9, 2014. We may at any time prepay all or a part of the principle amount of the 2009 Notes subject to a make-whole payment and other terms.

We are in the process of seeking to refinance the indebtedness outstanding under the 2009 Note Purchase Agreement, which refinancing we expect to compete prior to the end of the fourth quarter of fiscal 2013. If we successfully complete such refinancing, we intend to prepay the 2009 Notes. Accordingly, we have classified the remaining long-term portion of the 2009 Notes outstanding, which totaled $18.3 million as of October 31, 2012, to current portion of long-term borrowings. Our ability to find replacement financing for the amounts outstanding under the 2009 Note Purchase Agreement on terms acceptable to us is dependent on a number of factors, including conditions in the credit markets. There can be no assurance that we will be able to refinance such indebtedness and prepay the 2009 Notes on what we consider to be commercially reasonable terms or that we will be able to complete such refinancing within the timeframe we anticipate. If we are unable to find replacement financing for the amounts outstanding under the 2009 Note Purchase Agreement, such agreement and the 2009 Notes issued thereunder will remain outstanding. Assuming we are successful in prepaying the 2009 Notes as we expect, we will be required to pay a make-whole payment, primarily consisting of prepaid interest, of approximately $2.3 million.

2011 Note Purchase Agreement. Interest is payable semi-annually, on the 24th day of February and August of each year up to and including August 24, 2018.

Pursuant to the 2011 Notes, principal payments of $9.0 million each are due on February 24th and August 24th of 2014, principal payments of $19.0 million each are due on February 24th and August 24th of 2015, 2016 and 2017, and principal payments of $9.0 million each are due on February 24th and August 24th of 2018. The required principal payments shall be reduced proportionally by certain prepayments made by us. We may at any time prepay all or a part of the principle amount of the 2011 Notes subject to a make-whole payment and other terms.

The 2011 Credit Facilities, the South African Facilities Agreement, the Note Purchase Agreements and our other credit facilities require us to comply with financial and other affirmative and negative covenants and certain change of control provisions. Some of the covenants include maintaining a minimum debt service ratio, specified net worth, a specified leverage ratio and minimum interest charge coverage requirements, among others. These agreements and facilities also contain limitations on the payment of dividends and distributions. Furthermore, certain of the credit facilities and the Note Purchase Agreements, contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the Note Purchase Agreements the right to declare a default if we default under other indebtedness in certain circumstances. Should we fail to comply with these covenants, we would be required to seek to amend the covenant or to seek a waiver of such non-compliance. If we are unable to obtain any necessary amendments or waivers, all or a portion of the obligations under the Note Purchase Agreements and the various credit facilities could become immediately due and payable and the various credit agreements and facilities could be terminated and the credit, letters of credit, and guarantee facilities provided thereunder would no longer be available to us. We concluded that we were in compliance with the covenants set forth in the Note Purchase Agreements, 2011 Credit Facilities, the South African Facilities Agreement and our other credit facilities as of October 31, 2012.

Pharma Property Development Agreements. On September 1, 2012, the property development was substantially completed and the property, plant and equipment was placed into service. As of October 31, 2012, the property was not yet registerable for transfer, and accordingly, our pharmaceutical distribution business in South Africa is leasing the facility until such time as the purchase can be completed. As a result of this arrangement, we have recorded long-term borrowings of $65.8 million as of October 31, 2012, of which $1.4 million and $64.4 million are classified as current and non-current, respectively, and bear interest at a rate of 10.8% per annum. The company has received a commitment for long-term replacement financing upon the completion of the development and the company’s expected purchase of the property, and is continuing to evaluate additional options for replacement financing. The company intends to ultimately refinance the borrowings on a long-term basis.

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

Critical Accounting Estimates

The company’s consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. There have been no significant changes in the company’s critical accounting estimates during the first nine months of fiscal 2013.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2013, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for our Americas Distribution reporting unit, the fair value of the reporting unit assets exceeded the carrying values by approximately 6%. Due to the narrow margin of passing the Step 1 goodwill impairment testing conducted in second quarter of fiscal 2013, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in fiscal 2013 or in future years, particularly with respect to this reporting unit. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions. As of October 31, 2012, the goodwill carrying values for the Americas Distribution reporting unit was $89.4 million.

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

As of October 31, 2012, there had been no material changes to our exposure to market risks since January 31, 2012, as described in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 on file with the SEC. For a discussion of the company’s market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of October 31, 2012. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of October 31, 2012.

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

On March 28, 2012 we were notified by the European Commission (EC) that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of Euro 3.1 million (or approximately $4.0 million at October 31, 2012) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court.

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

We (along with numerous other global logistics providers) were named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S. antitrust laws. On December 5, 2012, we entered into a settlement agreement with the plaintiffs, individually and on behalf of a class of direct purchasers of freight forwarding services, to resolve the entire portion of the lawsuit against us. The settlement is subject to preliminary approval by the Court, notice to the putative class and final judicial approval. We have denied any wrongdoing and have made no admission of liability by entering into this settlement. The settlement, if approved by the Court, will dismiss all allegations that we violated the Sherman Act. Under the terms of the settlement, we will be dismissed from the entire class action. In exchange for dismissal from this action with prejudice, we have agreed to pay to the plaintiffs 80.5% of the proceeds we have received and may, in the future, receive as one of the members of a separate class action litigation brought against numerous international air cargo carriers. The settlement provides for no other sources of consideration from us. Based on the terms of the settlement, we do not expect there to be any material impact on our consolidated financial statements as a result of this settlement. The settlement provides that the amounts remitted by us will be maintained in a settlement fund which, after deductions for administrative costs and class action counsel fees approved by the Court, will be allocated to members of the class action lawsuit, including our clients, under a distribution plan to be approved by the Court.

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

Per Transport Litigation. The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12.3 million, based on exchange rates as of October 31, 2012. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company has agreed to indemnify these individuals in connection with these proceedings.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes to the risk factors as disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 filed with the SEC, except for the changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K/A, including, without limitation, in our Quarterly Reports on Form 10-Q for the quarters ended April 31, 2012 and July 31, 2012. The disclosures in our Annual Report on Form 10-K/A, our Quarterly Reports on Form 10-Q, and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)

10.1*	Employment Agreement dated as of September 8, 2012 between the company and Richard G. Rodick

10.2*	Amended and Restated Employment Agreement dated as of October 1, 2012 between the company and Edward G. Feitzinger

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: December 10, 2012	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: December 10, 2012	By:	/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed April 18, 2011)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed April 18, 2011)

10.1*	Employment Agreement dated as of September 8, 2012 between the company and Richard G. Rodick

10.2*	Amended and Restated Employment Agreement dated as of October 1, 2012 between the company and Edward G. Feitzinger

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement