Form 10-K
period 2013-01-31
UTi WORLDWIDE INC
filed 2013-04-01
CIK 1124827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, or July 31, 2012, was approximately $1.0 billion computed by reference to the closing price of the registrant’s ordinary shares on such date, as quoted on The NASDAQ Global Select Market.

At March 27, 2013, the number of shares outstanding of the registrant’s ordinary shares was 103,961,646.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference certain portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which is expected to be filed with the SEC no later than 120 days after the registrant’s fiscal year ended on January 31, 2013.

UTi Worldwide Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2013

i

Introduction

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements

Except for the historical information contained herein, this Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which involve certain risks and uncertainties. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including, but not limited to: volatility with respect to global trade; global economic, political and market conditions and unrest, including those in Africa, Asia Pacific and EMENA (which is comprised of Europe, Middle East and North Africa); risks associated with the company’s ongoing business transformation initiative, which include unanticipated difficulties, delays, additional costs and expenses; risks that we may be required to record additional impairment charges to our goodwill or additional increases in our valuation allowance on deferred tax assets; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in interest and foreign exchange rates; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of the ongoing publicly announced governmental investigations into the international air freight and air cargo transportation industry and other related investigations and lawsuits; risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the company’s ability to retain clients while facing increased competition; the financial condition of the company’s clients; the company’s ability to refinance, renew or replace its credit facilities and other indebtedness on commercially reasonable terms or at all disruptions; caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the impact of changes in the company’s effective tax rates; the other risks and uncertainties described herein and in the company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the company’s control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, UTi cannot assure you that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on UTi’s forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In assessing forward-looking statements contained herein, readers are urged to carefully read all cautionary statements contained in this Annual Report, including, without limitation, those contained under the heading, “Risk Factors,” contained in Part I, Item 1A of this Annual Report. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act.

PART I

ITEM 1.    Business.

History and Development of the Company

We are an international, non-asset-based supply chain services and solutions company that provides services through a global network of freight forwarding offices and contract logistics and distribution centers in a total of 59 countries. In addition, we serve our clients in 81 additional countries through independent agent-owned offices. Our business is managed from principal support offices located in Long Beach, California, and several other locations worldwide.

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

Industry

The global supply chain services and solutions industry consists of air and ocean freight forwarding, contract logistics, domestic ground transportation, customs clearances, distribution, inbound logistics, warehousing and supply chain management, and other services. We believe companies in our industry must be able to provide their clients with a wide range of supply chain services and solutions. Among the factors we believe are impacting our industry are the outsourcing of supply chain activities, global trade and sourcing, demand for time definite delivery of goods and the need for advanced information technology systems that facilitate real-time access to shipment data, client reporting and transaction analysis. Furthermore, as supply chain management becomes more sophisticated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners who are familiar with their requirements, processes and procedures and can provide services globally. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect will result in further industry consolidation. We seek to use our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our clients’ visibility into their supply chains while reducing their overall logistics costs.

Organizational Structure

UTi Worldwide Inc. is a holding company and our operations are conducted through subsidiaries. Our subsidiaries, along with their countries of incorporation and our ownership interests, are included in Exhibit 21, to this Annual Report. The proportion of voting power we hold for each subsidiary is generally equivalent to our percentage of ownership in each subsidiary.

Business Overview

Our primary services include air and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services, including consulting, the coordination of purchase orders and customized management services. Through our supply chain planning and optimization services, we assist our clients in designing and implementing solutions that improve the predictability and visibility of, and reduce the overall costs of, their supply chains.

Freight Forwarding Segment.    We do not own or operate aircraft or vessels and, consequently, contract with commercial carriers to arrange for the shipment of cargo. A majority of our freight forwarding business is conducted through non-committed space allocations with carriers. We arrange for, and in many cases provide, pick-up and delivery service between the carrier and the location of the shipper or recipient.

We provide airfreight forwarding services in two principal forms (i) as an indirect carrier, and occasionally (ii) as an authorized agent for airlines. When we act as an indirect carrier with respect to shipments of freight, we typically issue a House Airway Bill (HAWB) upon instruction from our client (the shipper). The HAWB serves as the contract of carriage between us and the shipper. When we tender freight to the airline (the direct carrier), we receive a Master Airway Bill. The Master Airway Bill serves as the contract of carriage between us and the air carrier. Because we provide services across a broad range of clients on commonly traveled trade lanes, when we act as an indirect carrier we typically consolidate individual shipments into larger shipments, optimizing weight and volume combinations for lower-cost shipments on a consolidated basis. We typically act as an indirect carrier with respect to shipments tendered to the company by our clients, however, in certain circumstances; we occasionally act as an authorized agent for airlines. In such circumstances, we are not an indirect carrier and do not issue a HAWB, but rather we arrange for the transportation of individual shipments directly with the airline. In these instances, as compensation for arrangement for these shipments, the carriers pay us a management fee. Airfreight forwarding services accounted for approximately 31%, 35% and 35% of our consolidated revenues in our fiscal years ended January 31, 2013, 2012 and 2011, respectively (which we refer to as fiscal 2013, 2012 and 2011, respectively).

We provide ocean freight forwarding services in two principal forms (i) as an indirect carrier, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), and (ii) as an ocean freight forwarder nominated by our client (ocean freight forwarding agent). When we act as an NVOCC with respect to shipments of freight, we typically issue a House Ocean Bill of Lading (HOBL) to our client (the shipper). The HOBL serves as the contract of carriage between us and the shipper. When we tender the freight to the ocean carrier (the direct carrier), we receive a contract of carriage known as a Master Ocean Bill of Lading. The Master Ocean Bill of Lading serves as the contract of carriage between us and the ocean carrier. When we act as an ocean freight forwarding agent, we typically do not issue a HOBL but rather we receive management fees for managing the transaction as an agent, including booking and documentation between our client and the underlying carrier (contracted by the client). Ocean freight forwarding services accounted for approximately 28%, 25% and 26% of our consolidated revenues for fiscal 2013, 2012 and 2011, respectively.

Regardless of the forms through which we provide airfreight and ocean freight services, if we provide the client with ancillary services, such as the preparation of export documentation, we receive additional fees.

As part of our freight forwarding services, we provide customs brokerage services in the United States (U.S.) and most of the other countries in which we operate. Within each country, the rules and regulations vary, along with the levels of expertise required to perform the customs brokerage services. We provide customs brokerage services in connection with a majority of the shipments which we handle as both an air and ocean freight forwarder. We also provide customs brokerage services in connection with shipments forwarded by our competitors. In addition, other companies may provide customs brokerage services in connection with the shipments we forward.

As part of our customs brokerage services, we prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and perform other related services. We determine our fees for our customs brokerage services based on the volume of business transactions for a particular client, and the type, number and complexity of services provided. Revenues from customs brokerage and related services are recognized upon completion of the services. Customs brokerage services accounted for approximately 3% of our consolidated revenues in each of fiscal 2013, 2012 and 2011. Other revenue in our freight forwarding segment is primarily comprised of international road freight shipments. Other revenue within our freight forwarding services accounted for approximately 6% of our consolidated revenues in fiscal 2013, 2012 and 2011, respectively.

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

Contract Logistics and Distribution Segment.    Our contract logistics services primarily relate to value-added warehousing and the subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Our services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, warehousing services, order management, and customized distribution and inventory management services. Our outsourced services include inspection services, quality centers and manufacturing support. Our inventory management services include materials sourcing services pursuant to contractual, formalized repackaging programs and materials sourcing agreements. Contract logistics revenues are recognized when the service has been completed in the ordinary course of business. Contract logistics services accounted for approximately 17%, 17% and 16% of our consolidated revenues in fiscal 2013, 2012 and 2011, respectively.

We also provide a range of distribution, consultation, outsourced management services, planning and optimization services and other supply chain management services. Distribution services accounted for approximately 13%, 11% and 11% of our consolidated revenues for the fiscal years ended 2013, 2012 and 2011, respectively. We receive fees for the other supply chain management services that we perform. Other services within our Contract Logistics and Distribution segment consist primarily of supply chain management services, and accounted for approximately 2%, 3% and 4% of our consolidated revenues in fiscal 2013, 2012 and 2011, respectively. Distribution and other contract logistics revenues are recognized when the service has been completed in the ordinary course of business.

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

Additional information regarding our operations by geographic segment and revenue attributable to our principal services is set forth in Note 20, “Segment Reporting” in our consolidated financial statements included in this Annual Report and in Part II, Item 7 of this Annual Report under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We conduct a majority of our business outside of the U.S. and we anticipate revenue from foreign operations will continue to account for a significant amount of our future revenue. Our global operations are directly related to and are dependent upon, the volume of international trade and are subject to various factors, risks and uncertainties, including those included in Part I, Item 1A of this Annual Report under the caption, “Risk Factors.”

Seasonality

Historically, our results for our operating segments have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and many other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand for certain products or are based on just-in-time production schedules. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus, we can give no assurance that these historical seasonal patterns will continue in future periods.

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

As a freight forwarder, we are indirectly impacted by the increasingly stringent federal, state, local and foreign laws and regulations protecting the environment, including the imposition of additional taxes on airlines and ocean carriers. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline and ocean carrier industry. The European Union has issued a directive to member states to include aviation in its Greenhouse Gas Emissions Trading Scheme (EU ETS), which has required airlines, since January 2010, to monitor their emissions of carbon dioxide. Since January 2012 the EU ETS has required airlines to have emissions allowances equal to the amount of their carbon dioxide emissions to operate flights to and from member states of the European Union, including flights between the U.S. and the European Union. Non-European Union governments have challenged the application of the EU ETS to their airlines; however, European courts have rejected these challenges and European authorities have indicated they intend to require airlines based outside of the European Union to comply with the EU ETS. Under the EU ETS, airlines are required to purchase emissions allowances to cover European Union flights that exceed their free emissions allowances, which could indirectly result in substantial additional costs for us that we may not be able to pass on to our clients.

Other regulatory actions that may be taken in the future by the U.S. government, foreign governments (including the European Union) or the International Civil Aviation Organization to address climate change or limit the emission of greenhouse gases by the aviation sector are unknown at this time. Climate change legislation has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire allowances sufficient to offset the emissions resulting from combustion of their fuels. We cannot predict if any such legislation will pass the Congress or, if passed and enacted into law, how it would specifically apply to the aviation industry. In addition, effective January 14, 2010, the Administrator of the U.S. Environmental Protection Agency (EPA) found that current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare. Although legal challenges and legislative proposals are expected that may invalidate this endangerment finding and the EPA’s assertion of authority under the Clean Air Act, the finding could result in the EPA regulation of commercial aircraft emissions if the EPA finds, as expected, that such emissions contribute to greenhouse gas pollution.

The impact to us, both directly and indirectly, and our industry from any additional legislation or regulations addressing climate change may be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft and ocean vessels cause significant harm to the atmosphere or have a greater impact on climate change than other industries. Potential actions may include, but are not limited to: the imposition of requirements on airlines and ocean carriers to purchase emission offsets or credits; EPA required participation in emissions allowance trading (such as required in the European Union); and substantial taxes on emissions.

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

Sales and Marketing

We market our services through an organization consisting of 968 full-time salespersons as of January 31, 2013, who receive assistance from our senior management and regional and local managers. In connection with our sales process and in order to serve the needs of our clients, some of which utilize only our freight forwarding and/or contract logistics services and for others who utilize a wider variety of our supply chain solutions and services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing our air and ocean freight forwarding, contract logistics and customs brokerage services as individual products; and the other focuses on marketing a combination of our services as comprehensive supply chain solutions.

Our sales and marketing efforts are directed at both global and local clients. Our smaller specialized global solutions sales and marketing teams focus their efforts on obtaining and developing large volume global accounts with multiple shipping locations, which require comprehensive solutions. These accounts typically impose numerous requirements on their providers, such as electronic data interchange, Internet-based tracking and monitoring systems, proof of delivery capabilities, customized shipping reports and a global network of offices. The requirements imposed by our large volume global accounts often limit the competition for these accounts to large freight forwarders, third-party logistics providers and integrated carriers with global operations. Our global solutions sales and marketing teams also target companies operating in specific industries with unique supply chain requirements, such as the pharmaceutical, retail, apparel, chemical, automotive and high technology electronics industries.

Our local sales and marketing teams focus on selling to and servicing small and medium-sized clients who are primarily interested in selected services, such as freight forwarding, contract logistics and customs brokerage. They may also support the global sales and marketing team on larger accounts. No single client accounted for more than 4% of our consolidated revenues in fiscal 2013, 2012 or 2011.

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

Information Technology Systems

We are continuing a multi-year, technology-enabled, business transformation initiative. This program is aimed at establishing a single system and set of global processes for our freight forwarding business. It is designed to increase efficiency through the adoption of shared services and enabling technologies. In order to achieve this goal, we are deploying enabling technologies to support enterprise master data management, financial management and freight forwarding operations management. Additionally, we have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning software and have begun a process to expand and upgrade our financial systems.

Intellectual Property

We have applied for federal trademark and/or service mark registrations for the marks UTi, Inzalo and our “U” design. The mark UTi has been or is currently being registered in selected foreign countries. The service marks “UTi,” “UTi plus design” and our “U” design have been granted registration to us as of December 12, 2006, December 5, 2006 and May 26, 2009, respectively, by the U.S. Patent and Trademark Office. We also operate our businesses worldwide through various other common-law trademarks and trade names. As of February 25, 2012, we filed a software patent application with the U.S. Patent and Trademark Office relating to certain innovative technologies used in connection with the development of our new freight forwarding operating system which is part of our business transformation initiative. While we may seek further trademarks and/or service marks and additional patents on inventive concepts or processes in connection with future developments, we believe that our continued success depends primarily on factors such as the skills and abilities of our personnel, as supplemented by our intellectual property, including copyrights, trademarks, patents and/or other registrations we may obtain.

Government Regulation

Our airfreight forwarding business in the U.S. is subject to regulation, as an Indirect Air Carrier, under the Air Transportation Security Act, enforced by the Department of Homeland Security’s Transportation Security Administration. Our compliance with the Indirect Air Carrier Standard Security Program is approved by and subject to compliance with the applicable TSA regulations. Our foreign airfreight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The airfreight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to clients.

The Federal Maritime Commission licenses and regulates our ocean freight forwarding and non-vessel operating common carrier operations to and from the U.S. (all U.S. waterborne activities). The Federal Maritime Commission licenses intermediaries (combined ocean freight forwarders and non-vessel operating common carrier operators). Indirect ocean carriers are subject to Federal Maritime Commission regulation, under this Commission’s tariff publication and surety bond requirements, as well as under the Shipping Act of 1984 and the Ocean Reform Shipping Act of 1998, particularly the provisions relating to rebating practices. For ocean shipments not originating or terminating in the U.S., the applicable regulations and licensing requirements typically are less stringent than those that originate or terminate in the U.S.

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

Some portions of our warehousing operations require authorizations and bonds by the U.S. Department of the Treasury and approvals by the CBP. We are subject to various federal and state environmental, work safety and hazardous materials regulations at our owned and leased warehousing facilities. Our foreign warehousing operations are subject to the regulations of their respective countries.

Certain of our U.S. domestic ground transportation operations are subject to regulation by the Federal Motor Carrier Safety Administration (the FMCSA), which is an agency of the U.S. Department of Transportation, and by various state agencies. The FMCSA has broad regulatory powers with respect to activities such as motor carrier operations, practices and insurance. Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Subject to federal and state regulation, we may transport most types of freight to and from any point in the U.S. The trucking industry is subject to possible regulatory and legislative changes (such as the possibility of more stringent environmental, safety or security regulations or limits on vehicle weight and size, as well as the re-characterization of independent contractor owner/operators and employees) that may affect the economics of the industry by requiring changes in operating practices or the cost of providing truckload services.

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

Employees

A breakdown of our employees by geographic region as of January 31, 2013 is as follows:

EMENA	4,175
Americas	6,446
Asia Pacific	3,444
Africa	7,331

Total	21,396

Approximately 1,627 of our employees are subject to collective bargaining arrangements, primarily in South Africa, which are renegotiated annually. We believe our employee relations are generally good.

Executive Officers and Other Senior Managers of Registrant

Our executive officers are as follows (ages and titles as of April 1, 2013):

Name	Age	Position
Eric W. Kirchner	54	Chief Executive Officer and Director
Richard G. Rodick	54	Executive Vice President — Finance and Chief Financial Officer
Edward G. Feitzinger	45	Executive Vice President — Global Operations
Gene T. Ochi	63	Executive Vice President — President, Client Growth
Ronald W. Berger	54	Senior Vice President — Global Operating Processes and Chief Information Officer
Lance E. D’Amico	44	Senior Vice President — Chief Legal Officer and Corporate Secretary

Eric W. Kirchner was appointed Chief Executive Officer in January 2009. Prior to joining the company, Mr. Kirchner served as President of Freight Forwarding for United Parcel Service, Inc. (UPS) from 2007 to 2009, where he oversaw a global organization responsible for strategy, financial performance and revenue for freight forwarding services. He was also ultimately responsible for network management, capacity planning and procurement for the freight forwarding business. Mr. Kirchner served as President, North America Forwarding for UPS from 2006 to 2007 and as President, Global Transportation, UPS Supply Chain Solutions from 2004 to 2006. From 2003 to 2004, Mr. Kirchner served as Chief Operating Officer of Menlo Worldwide Forwarding, Inc., a global freight forwarder. Mr. Kirchner holds a Bachelor of Arts (B.A.) degree from Indiana University and has completed the Stanford Executive Program at Stanford University.

Richard G. Rodick was appointed Executive Vice President — Finance and Chief Financial Officer in October 2012. Prior to his appointment, Mr. Rodick served as Senior Vice President, Finance, of Broadridge Financial Solutions, an Automatic Data Processing (ADP) spin-off and provider of technology-based outsourcing solutions to the financial services industry, where he led the treasury, risk management, financial planning and investor relations departments since 2007. Before that, he served in three separate chief financial roles in three different ADP business units. Prior to joining ADP, he worked for 15 years at Ryder System, Inc. in roles of increasing responsibility that included Senior Vice President-Finance and Corporate Controller. Mr. Rodick is a Certified Public Accountant and holds a Bachelor of Science (B.S.) degree and a Master of Business Administration (M.B.A.) degree from Florida State University.

Edward G. Feitzinger was appointed Executive Vice President — Global Operations in October 2012. Beginning in 2010 (after serving the company in a consulting capacity since 2009), he served as Executive Vice President — Global Contract Logistics and Distribution. Prior to joining the company as a consultant, Mr. Feitzinger served as Senior Vice President of Golden Gate Logistics from 2006 to 2008 and Vice President of Worldwide Logistics for Hewlett-Packard from 2005 to 2006. From 2000 to 2005, Mr. Feitzinger was Senior Vice President of Sales and Marketing at Menlo Worldwide, where he also led the technology and engineering division. Mr. Feitzinger holds a B.S. degree in Industrial Engineering from Lehigh University and a Master in Science degree in Industrial Engineering from Stanford University.

Gene T. Ochi was appointed Executive Vice President — President, Client Growth in May 2009. From November 2008 to May 2009, Mr. Ochi served as Executive Vice President — Integrated Solutions for Strategic Clients. From 2006 to November 2008, Mr. Ochi served as Executive Vice President & Chief Marketing Officer and Executive Vice President — Global Leader of Client Solutions Development. From 1998 to 2006, Mr. Ochi served as our Senior Vice President — Marketing and Global Growth. From 1993 to 1998, Mr. Ochi served as the Regional Vice President, Western U.S.A., of UTi, United States, Inc., one of our subsidiaries. From 1989 to 1992, Mr. Ochi served as Senior Vice President of Marketing of BAX Global. Mr. Ochi received a B.S. degree from the University of Utah and a M.B.A. degree from the University of Southern California.

Ronald W. Berger was appointed Senior Vice President — Global Operating Processes and Chief Information Officer in October 2012 and as an executive officer in March 2013. Prior to that, he served as Senior Vice President — Global Operating Processes, a position he held since 2009, when he joined the company. Prior to joining the company, Mr. Berger served as Vice President and Chief Information Officer at FedEx Trade Networks, Inc. from 2006 to 2009. Prior to that, Mr. Berger led enterprise-wide transformation efforts at Emery/Menlo Worldwide and UPS Supply Chain Solutions from 1998 to 2006. Mr. Berger holds a Bachelor’s degree in Marketing and Finance from the University of Southern Florida.

Lance E. D’Amico was appointed Senior Vice President — Chief Legal Officer when he joined the company in August 2006. Mr. D’Amico assumed the role of Secretary in 2007. From 2000 through 2006, he held several positions at Element K Corporation, an educational software and publishing company, most recently serving as Executive Vice President, Strategy and Operations. From 1994 through 2000, Mr. D’Amico was an associate at Cravath, Swaine & Moore LLP, specializing in mergers & acquisitions, securities and corporate finance. He holds a Juris Doctor degree from The New York University School of Law and a B.A. degree from Dartmouth College.

Our other senior managers are as follows (ages and titles as of April 1, 2013):

Name	Age	Position
InaMarie Johnson	48	Senior Vice President — Chief Human Resources Officer
Christopher D. Dale	53	President — Americas Freight Forwarding
Brian R. J. Dangerfield	54	President — Asia Pacific
Jochen Freese	44	President — EMENA
Gavin Rimmer	53	President — Africa

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

ITEM 1A.    Risk Factors

In addition to the risks and uncertainties discussed elsewhere in this Annual Report, the following risks and uncertainties should be carefully considered when evaluating our company. Our business, financial condition and financial results could be materially and adversely affected by any of these risks and uncertainties.

We are currently engaged in a multi-year business transformation initiative that involves risks, could result in higher than expected costs and/or could otherwise adversely impact our operations, profitability and/or retention rates for clients and employees.

We have undertaken a multi-year business transformation initiative to establish a single set of global processes for our freight forwarding business and our global financial management. As part of this initiative, we are developing our next generation freight forwarding operating system and rationalizing our business segments to a more common organizational structure on a worldwide basis. The scale and anticipated future costs associated with the business transformation initiative are significant and we could incur costs substantially in excess of what we are anticipating spending. Any technical or other difficulties in developing or implementing this project may result in delays, which in turn, may increase the costs of the initiative. Currently, we operate numerous systems with varying degrees of integration, which can lead to inefficiencies, workarounds and rework. As such, delays in the business transformation initiative will also delay cost savings and efficiencies expected to result from the initiative. We may also experience difficulties consolidating our current systems, moving to a common set of operational processes, implementing shared services and implementing a successful change management process. These difficulties may impact our clients and our ability to efficiently meet their needs. This internal initiative may also reduce our external focus on clients and growth, thereby negatively impacting our growth rates and client relationships. As a result of our business transformation initiative, we have incurred, and expect that we will incur in the future, employee severance and other costs. The amount, timing and nature of such future costs are not yet determinable. Significant changes associated with our business transformation initiative may also be disruptive to employees and may negatively impact employee morale and retention rates.

Recent volatility in global trade and the global economic slowdown have adversely impacted our results of operations and may continue to do so in the foreseeable future. In addition, present world economic and geopolitical conditions increase the number and likelihood of risks which we normally face on a day-to-day basis in running our business.

Recent volatility in global trade and the global economic slowdown have adversely impacted our revenues and results of operations and our business is susceptible to those factors which negatively impact international trade. Volatility in trade volumes also impacts transportation capacity (in both the air and ocean modes), which in turn impacts freight transportation rates, client pricing and our overall margins. As a result of the slowdown in the economies of the U.S., Europe and many other countries and the recent volatility and uncertainty in global trade, a number of the risks we normally face have increased. These include:

•	Reduced demand for the products our clients ship, causing a reduction in the demand for the services we provide;

•	Reduced client volumes, which in turn may negatively impact our purchasing power with air and ocean carriers;

•	Increased price competition;

•

Volatility in demand for services, especially with respect to the transactional or “spot” freight services market, which may result in volatility in freight rates and impact transportation capacity and make it more difficult to predict short-term client requirements;

•	Rapid and material fluctuations in foreign currency exchange rates and/or fuel prices; and

•	Cash concentration risks associated with maintaining large uninsured cash balances with banks and other financial institutions, which amounted to approximately $230.0 million as of January 31, 2013.

Global economic uncertainty has increased the risk that the carrying value of our assets will be impaired. In the future, we may be required to record impairment charges to our goodwill, and identifiable intangible assets and property, plant and equipment, which would impact the results of our operations.

Intangible assets with indefinite lives, including goodwill, are assessed at least annually for impairment in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB Codification or ASC) Topic 350, Intangibles — Goodwill and Other (ASC 350). We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Additionally, if facts and circumstances indicate that the carrying amount of identifiable amortizable intangible assets and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with FASB Codification Topic 360, Property, Plant and Equipment (ASC 360). If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required. If a reduction is required, the carrying amount of an impaired asset would be reduced to fair value. In fiscal 2013, 2012, 2010 and 2009, we recorded various non-cash charges for the impairment of goodwill and intangible assets. Changes in business strategy, government regulations, or economic or market conditions have resulted and may result in further substantial impairment write-downs of our intangible or other assets at any time in the future. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine that the useful lives of our property, plant and equipment are shorter than we originally estimated.

In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, we recorded a non-cash charge of $93.0 million, before a related deferred tax benefit of $2.7 million, for impairment of goodwill and intangible assets in our Contract Logistics and Distribution segment. This charge was recorded as the result of continued economic weakness in certain of the regions in which we operate. If certain economic conditions do not approve, the results of our operations may be affected, and further impairment charges to our goodwill, or impairment changes to our identifiable amortizable intangible assets and property, plant and equipment, may be required. Such additional charges could adversely impact our future results of operations.

We conduct business throughout the world and our international presence exposes us to potential difficulties and risks associated with distant operations and to various global, regional and local economic, regulatory, political and other uncertainties and risks. Our South African operations contribute significantly to our overall profitability and any adverse changes in the economic, regulatory or political environment in South Africa could have a materially adverse impact on our overall business and financial results.

We conduct business throughout the world and a majority of our business is conducted outside of the United States. We anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue and our international operations are directly related to and are dependent on the volume of trade and the social, economic and political conditions in various countries. For the fiscal year ended January 31, 2013, approximately 25%, 23% and 19% of our revenues were reported in our EMENA, Asia Pacific and Africa regions, respectively, and on a combined basis those regions accounted for approximately 64% of our total assets as of January 31, 2013. Our international operations around the world are influenced by many factors, including:

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

•	pricing restrictions and regulations imposed by foreign governments;

•	transfer pricing inquiries by local taxing authorities;

•	expropriation of our international assets or adverse changes in tax laws and regulations;

•	limitations on the repatriation of earnings or assets, including cash;

•	exchange rate fluctuations, particularly between the South African rand, the euro and the U.S. dollar, respectively;

•	different liability standards and less developed legal systems that may be less predictable than those in the U.S.;

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the U.S.; and

•	climatic conditions that impact trade.

The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

Federal health care reform legislation could increase our expenses and adversely impact our results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws require employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. The most significant increases in cost will occur in calendar 2014. While we have performed an initial analysis regarding the anticipated impact of these laws on our cost structure, we are unable to accurately predict their impact on our health care benefit costs due to continued uncertainty with respect to the implementation of such legislation. Providing such additional health insurance benefits to our employees or the payment of penalties if such coverage is not provided, would increase our expenses in the United States. If we are unable to raise the rates and fees we charge our clients to cover these increased expenses, such increases in expense could adversely impact our results of operations.

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

In January 2013, we issued $200.0 million (principal amount) of senior unsecured guaranteed notes, which we refer to as the 2013 Notes, pursuant to a note purchase agreement (2013 Note Purchase Agreement). In addition, we and a number of our direct and indirect subsidiaries have entered into various credit, letters of credit and guarantee facilities, including a credit facility for our operation in South Africa (South African Agreement). Our indebtedness could have important consequences to us and our shareholders because we must dedicate funds to service our outstanding debt which could limit our ability to use our operating cash flows in other areas of our business or such indebtedness may otherwise increase our vulnerability to general adverse economic and industry conditions, including movements in interest rates. Increases in the interest rates payable pursuant to our credit facilities would result in increased borrowing costs. Our indebtedness could also place us at a competitive disadvantage as compared to our competitors that have less debt as it could limit our ability to capitalize on future business opportunities and to react to competitive pressures or adverse changes.

We may need additional financing to fund our operations, we will need replacement financing for some of our indebtedness, and we may not be able to obtain financing on terms acceptable to us or at all.

When our various letters of credit, credit, cash draw and guarantee facilities expire, we will need to replace, refinance or extend the maturity dates of such facilities. In addition, we may need additional financing in the future to fund our operations. In certain circumstances, we could be required to repay our outstanding debt prior to the originally scheduled dates of maturity. For example, if a “Change of Control” (as defined in the South African Facilities Agreement, the 2013 Note Purchase Agreement and in various other credit, letters of credit and guarantee facilities) occurs or if we do not comply with the covenants or other requirements in the South African Facilities Agreement, the 2013 Note Purchase Agreement and in our various other facilities, our outstanding indebtedness may be accelerated and we may not have enough funds to satisfy all of our outstanding indebtedness and obligations under the South African Facilities Agreement, the 2013 Senior Notes and such other credit, letters of credit and guarantee facilities.

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

The 2013 Note Purchase Agreement, the South African Facilities Agreement and our credit, letters of credit and guarantee facilities contain covenants imposing operating and financial restrictions on us. Such covenants limit our operating and financial flexibility and our failure to comply with such covenants could result in an event of default under these agreements.

A number of our credit, letters of credit and guarantee facilities and the 2013 Note Purchase Agreement require that we maintain specified financial ratios and tests. The South African Facilities Agreement contains financial covenants applicable to the borrower group under that credit facility. In addition, the 2013 Note Purchase Agreement, the South African Facilities Agreement and our other credit, letter of credit and guarantee facilities contain various other restrictions and covenants customary for these types of financings. These covenants may restrict or may limit our ability to, among other things:

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

Furthermore, the South African Facilities Agreement, the 2013 Note Purchase Agreement and our other credit, letters of credit and guarantee facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under the South African Facilities Agreement and the other facilities and the note holders under the 2013 Note Purchase Agreement the right to declare a default if we default under other indebtedness in some circumstances. Accordingly, defaults under our credit agreements and other debt instruments could materially and adversely affect our business, financial condition and results of operations.

Several governmental agencies either have investigated or are currently investigating alleged anti-competitive behavior in the international air freight forwarding and air cargo transportation industry, which includes us, and we may become subject to other governmental investigations and may be named in additional litigation, all of which could require significant management time and attention and could result in significant expenses as well as unfavorable outcomes which could have a material adverse effect on our business, financial condition, results of operations, reputation, cash flow and prospects.

Several governments have conducted or are currently conducting investigations into alleged anti-competitive behavior in the international air freight forwarding and air cargo transportation industry. Although several of these government agencies, including the U.S. Department of Justice (U.S. DOJ) and the South African Competition Commission, have closed their investigations involving the company with no adverse findings, investigations remain open in Brazil and Singapore and we have appealed a prior adverse decision of competition authorities in the EU.

In connection with the EC investigation of alleged anti-competitive behavior relating to air freight forwarding services in the European Union/European Economic Area, we were notified on March 28, 2012 by the EC that the EC had adopted a decision against us and two of our subsidiaries. The EC’s decision imposes a fine of 3.1 million euro (or approximately $4.1 million based on exchange rates in effect at January 31, 2013) against us. We have appealed the decision and the amount of the fine before the European Union’s General Court.

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

In May 2012, the Competition Commission of Singapore informed us that it was contemplating an administrative investigation into possible alleged cartel activity in the international freight forwarding market. In January 2013 we provided information and documents related to the air Automated Manifest System (AMS) fee in response to a notice we received in November 2012 from the Competition Commission of Singapore requesting the information and indicating that the commission suspected that we engaged in alleged anti-competitive behavior relating to freight forwarding services to and from Singapore.

From time to time, we may receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations and we have provided, and may provide in the future, further responses as a result of such requests.

There can be no assurances that additional regulatory inquiries or investigations will not be commenced or that we will prevail in whole or in part in our appeal before the European Union’s General Court. We do not know when or how the above investigations, or any future investigations will be resolved or what, if any, actions the various governmental agencies may require us and/or any of our current or former officers, directors and employees to take as part of any resolution of the pending investigations. We have incurred, and may in the future incur, significant legal fees and other costs in connection with these governmental investigations. If any regulatory body concludes that we have engaged in anti-competitive behavior, we could incur significant additional legal fees and other costs and penalties, which could include substantial fines, penalties and/or criminal sanctions against us and/or certain of our current or former officers, directors and employees, and we could be liable for damages. Furthermore, a negative outcome could impact our relationship with clients and our ability to generate future revenue. Any of these fees, costs, penalties, sanctions, outcomes or liabilities could be material to our financial results and our business.

Foreign currency fluctuations could result in currency translation exchange gains or losses or could increase or decrease the book value of our assets.

Our reporting currency is the U.S. dollar. For the fiscal year ended January 31, 2013, we derived a substantial portion of our revenue in currencies other than the U.S. dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies, particularly the euro and the South African rand, as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the U.S. dollar could adversely affect our reported U.S. dollar earnings, as was the case in recent fiscal years. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into U.S. dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results.

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

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, clients, suppliers, government agencies or other third parties through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; misclassification of independent contractors as employees; wrongful termination; loss or damage to goods in storage or in transit; damage to third party property; breach of contract; patent or trademark infringement; violation of the federal securities laws; or

other concerns. During the fiscal year ended January 31, 2013, we recorded a charge of $5.2 million as a result of an adverse legal judgment recorded against us due to a warehouse fine within one of our operations, and there is the risk that we may incur other similar adverse litigation outcomes in the future. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may also be significant. As a result, litigation may adversely affect our business, financial condition and results of operations.

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

In general, we seek to limit by contract and/or international conventions and laws our liability to our clients for loss or damage to their goods and losses arising from our errors and omissions. However, these attempts are not always successful. We regularly make payments to our clients for claims related to our services and we expect to make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or the unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for claims by our clients or other third parties or that the maximum amounts for which we are liable will not change in the future or exceed our insurance levels. As with every insurance policy, our insurance policies contain limits, exclusions and deductibles that apply and we could be subject to claims for which insurance coverage may be inadequate or where coverage is disputed, and these claims could adversely impact our financial condition and results of operations.

The failure of our policies and procedures designed to prevent the unsafe transportation or storage of hazardous, explosive or illegal materials could subject us to large fines, penalties or lawsuits.

We are subject to a broad range of foreign and domestic (including state and local) environmental, health and safety and criminal laws and regulations, including those governing discharges into the air and water, the storage, shipping, handling and disposal of solid and hazardous waste and the shipment of explosive or illegal substances. In the course of our operations, we may be asked to store, transport or arrange for the storage or transportation of substances defined as hazardous under applicable laws. If a release of hazardous substances occurs on or from our facilities or equipment or from the transporter, we may be required to participate in the remedy of, or otherwise bear liability for, such release or be subject to claims from third parties whose property or person are injured by the release. In addition, if we store, transport or arrange for the storage or transportation of hazardous, explosive or illegal materials in violation of applicable laws or regulations, we may face civil or criminal fines or penalties, including bans on making future shipments in particular geographic areas. In the event we are found to not be in compliance with applicable environmental, health and safety laws and regulations or there is a finding that our policies and procedures fail to satisfy requisite minimum safeguards or otherwise do not comply with applicable laws or regulations, we could be subject to significant fines, penalties or lawsuits and face criminal liability. In addition, if any damage or injury occurs as a result of our storage or transportation of hazardous, explosive or illegal materials, we may be subject to claims from third parties, and bear liability, for such damage or injury even if we were unaware of the presence of the hazardous, explosive or illegal materials.

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

As an airfreight forwarder, we contract with air carriers to reserve space on a guaranteed basis and we also charter aircraft capacity to meet peak season volume increases for our clients, particularly in Hong Kong and other locations in Asia. As a non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at fixed and variable rates. We then solicit freight from our clients to fill the ocean containers, reserved space and air charter capacity. When we contract with ocean shipping lines to obtain containers and with air carriers to obtain either reserved space or chartered aircraft capacity, we may become obligated to pay for the container space or charter aircraft capacity that we purchase; however, historically we have not paid for space which remains unused. If we are not able to sell all of our purchased container space or charter aircraft capacity, we may not be able to recover our out-of-pocket costs for such purchase of container space or charter aircraft capacity and our results would be adversely affected.

If we are not reimbursed for amounts that we advance for our clients, our expenses may increase, our profitability may decrease, and our results of operations may be adversely impacted.

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

It may be difficult for our shareholders to effect service of process, bring action, and enforce judgments against us since we are incorporated in the British Virgin Islands.

We are incorporated in the British Virgin Islands, and a majority of our assets, are located outside of the U.S. and the British Virgin Islands. We understand that although British Virgin Islands courts generally recognize and enforce non-penal judgments of U.S. courts, there is no statutory requirement that these courts do so. As a result, it may be difficult or impractical for you to affect service of process upon, or to enforce judgments obtained in the U.S. against us. It may also be difficult or impossible to bring an action against us or our officers and directors in a British Virgin Islands court in the event you allege violations of U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the British Virgin Islands may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Because we are a holding company, we are financially dependent on receiving distributions from our subsidiaries and we could be harmed if such distributions cannot be made in the future.

We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or distributions from our subsidiaries to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments is subject to applicable local law and other restrictions, including, but not limited to, limitations contained in our credit facilities. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our holding company. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid. Such laws and restrictions could limit the payment of dividends and distributions to us which could restrict our ability to continue operations.

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

In addition, our Articles of Association permit special meetings of the shareholders to be called only by our board of directors upon a resolution of the directors or by the directors upon the written request of holders of more than 30% of our outstanding voting shares. Our Articles of Association also contain a provision limiting business combinations with any holder of 15% or more of our shares unless the holder has held such shares for three years or, among other things, our board of directors has approved the transaction. Provisions of British Virgin Islands law to which we are subject could substantially impede the ability of our shareholders to benefit from a merger, takeover or other business combination involving us, discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, and impede the ability of our shareholders to change our management and board of directors.

ITEM 1B.    Unresolved Staff Comments.

None.

ITEM 2.    Properties.

As of January 31, 2013, we leased, or in a limited number of cases, owned, 493 facilities in 59 countries. These facilities are generally comprised of office and warehouse space. In most countries, these facilities are typically located close to an airport, ocean port, or an important border crossing. Leases for our principal properties generally have terms ranging from three to ten years or more and often include options to renew. While some of our leases are month-to-month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.

As of January 31, 2013, we leased or owned the following facilities in the geographic regions indicated:

	Freight Forwarding Facilities		Contract Logistics and Distribution Facilities
	Owned	Leased	Leased	Total
EMENA	—	122	37	159
Americas	3	60	40	103
Asia Pacific	2	93	34	129
Africa	5	28	69	102

Total	10	303	180	493

Included in our leased facilities are single-client Contract Logistics and Distribution facilities as well as shared warehouses. In addition to the contract logistics centers reported above, we also manage an additional 65 contract logistics centers located in our clients’ facilities. Additional information regarding our lease commitments, which is incorporated herein by reference, is set forth in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Commitments” in our consolidated financial statements included elsewhere herein.

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

From time to time, claims are made against us or we may make claims against others, including in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties. Unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from engaging in certain activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. As of the date of this report, we are not a party to any material litigation, except as described below.

Industry-Wide Anti-Trust Investigation.    Since 2007, we have been cooperating with the U.S. DOJ’s investigation into the pricing practices in the international freight forwarding industry. On December 20, 2012, we received a letter from the U.S. DOJ confirming that we are no longer a subject or target of their investigation.

On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $4.1 million at January 31, 2013) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court.

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

In May 2012, the Competition Commission of Singapore informed us that it was contemplating an administrative investigation into possible alleged cartel activity in the international freight forwarding market. In January 2013, we provided information and documents related to the air Automated Manifest System (AMS) fee in response to a notice we received in November 2012 from the Competition Commission of Singapore requesting the information and indicating that the commission suspected that we engaged in alleged anti-competitive behavior relating to freight forwarding services to and from Singapore.

From time to time we may receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations, and we have provided, and may continue to provide in the future, further responses as a result of such requests.

We (along with numerous other global logistics providers) were named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S. antitrust laws. On December 5, 2012, we entered into a settlement agreement with the plaintiffs, individually and on behalf of a class of direct purchasers of freight forwarding services, to resolve the entire portion of the lawsuit against us. The settlement has been preliminarily approved by the Court and is subject to final judicial approval after proper notice to the putative class. The Court has scheduled a hearing to take place on August 9, 2013 to determine whether to issue final approval of the settlement and to set the amount of class action counsel fees. We have denied any wrongdoing and have made no admission of liability by entering into this settlement. Upon final approval by the Court, the Court, will dismiss all allegations that we violated the Sherman Act and we will be dismissed from the entire class action. In exchange for dismissal from this action with prejudice, we have agreed to pay to the plaintiffs 80.5% of the proceeds we have received and may, in the future, receive as one of the members of a separate class action litigation brought against numerous international air cargo carriers. The settlement provides for no other sources of consideration from us. We do not expect there to be any material impact on our consolidated financial statements as a result of this settlement. The settlement provides that the amounts remitted by us will be maintained in a settlement fund which, after deductions for administrative costs and class action counsel fees approved by the Court, will be allocated to members of the class action lawsuit, including our clients, under a distribution plan to be approved by the Court.

We have incurred, and we may in the future incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If any regulatory body concludes that we have engaged in anti-competitive behavior, we could incur significant additional legal fees and other costs and penalties, which could include substantial fines, penalties and/or criminal sanctions against us and/or certain of our current or former officers, directors and employees, and we could be liable for damages. Any of these fees, costs, penalties, damages, sanctions or liabilities could have a material adverse effect on the company and its financial results.

Per Transport Litigation.    The company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12.8 million, based on exchange rates as of January 31, 2013. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. The company is vigorously defending these two individuals in this matter. The company has also agreed to indemnify these individuals in connection with these proceedings.

ITEM 4.    Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of our Ordinary Shares

Our ordinary shares trade on The NASDAQ Global Select Market under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows:

	High	Low
Fiscal Year Ended January 31, 2013:
4th Quarter	15.19	12.31
3rd Quarter	14.99	12.66
2nd Quarter	17.61	13.03
1st Quarter	17.92	14.53
Fiscal Year Ended January 31, 2012:
4th Quarter	16.07	12.55
3rd Quarter	16.49	11.94
2nd Quarter	22.88	16.00
1st Quarter	24.05	17.78

As of March 27, 2013, the approximate number of holders of record of our ordinary shares was 193. We have a substantially greater number of beneficial holders of our ordinary shares, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

During fiscal years 2013 and 2012, we paid an annual cash dividend of $0.06 per ordinary share. Historically, our board of directors has considered the declaration of dividends following the completion of our fiscal year; however, as of the filing date of this Annual Report, no determination has been made with respect to dividends for fiscal 2014. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors that our board of directors deems relevant. Our Articles of Association contain certain limitations regarding the payment of dividends in accordance with the laws of the British Virgin Islands. In addition, our bank credit facilities contain limitations on our ability to pay dividends. We intend to reinvest a substantial portion of our earnings in the development of our business, and no assurance can be given that dividends will be paid to our shareholders at any time in the future.

UTi is a holding company that relies on dividends, distributions or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of our subsidiaries to pay dividends or distributions or to make advances to the holding company and our ability to receive dividends, distributions and advances is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of the company’s bank credit facilities and in the 2013 Note Purchase Agreement. Such laws and restrictions could limit the payment of dividends and distributions, or the making of advances, to the holding company. In general, our subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our holding company. Total net assets which may not be transferred to the company in the form of loans, advances, or cash dividends by the company’s subsidiaries without the consent of a third party were less than 10% of the company’s consolidated total net assets as of the end of the most recent fiscal year.

Performance Graph

The following graph compares the cumulative total shareholder return on the company’s ordinary shares for the period beginning January 31, 2008 through January 31, 2013 with the cumulative total return on (a) the NASDAQ Composite Index and (b) the NASDAQ Transportation Index. The graph assumes $100 was invested in the company’s ordinary shares and in each of the indices shown and assumes that all of the dividends were reinvested.

The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among UTi Worldwide Inc., the NASDAQ Composite Index, and the NASDAQ

Transportation Index

* $100 invested on 1/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

	1/08	1/09	1/10	1/11	1/12	1/13
UTi Worldwide Inc.	100.00	58.78	73.95	118.50	80.81	80.44
NASDAQ Composite	100.00	60.26	84.82	110.53	114.46	128.46
NASDAQ Transportation	100.00	64.51	73.73	95.33	96.71	113.97

The stock performance graph shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Exchange Act of 1934 or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

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

There are currently no capital gains, gift or inheritance taxes levied by the British Virgin Islands on companies incorporated under the BVI Business Companies Act, 2004. In addition, shares of companies incorporated under the BVI Business Companies Act, 2004 are not subject to transfer taxes, stamp duties or similar charges, except that a stamp duty may apply in respect of certain transactions if such a company is a land owning company (i.e. if the company or any of its subsidiaries has an interest in any land in the British Virgin Islands). We do not own any land in the British Virgin Islands.

There is no income tax treaty or tax related convention currently in effect between the U.S. and the British Virgin Islands. The U.S. and British Virgin Islands do have an agreement relating to mutual legal assistance for the exchange of information relating to taxation between those countries.

ITEM 6.    Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this Annual Report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report.

The selected consolidated balance sheet data as of January 31, 2013 and 2012 and the selected consolidated statement of operations data for the fiscal years ended January 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of January 31, 2011, 2010 and 2009 and selected consolidated statement of operations data for the fiscal years ended January 31, 2010 and 2009, have been derived from our audited consolidated financial statements not included in this Annual Report.

The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP).

	Fiscal years ended January 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
					Note (3)
STATEMENT OF OPERATIONS DATA(1):
Revenues(2):
Airfreight forwarding	$1,443,740	$1,725,537	$1,608,312	$1,187,880	$1,621,602
Ocean freight forwarding	1,267,134	1,230,032	1,190,529	891,276	1,203,643
Customs brokerage	117,629	124,777	108,804	92,456	109,436
Contract logistics	785,733	824,962	736,376	650,739	663,656
Distribution	588,794	548,733	488,261	414,920	564,906
Other	404,491	460,180	417,491	330,251	380,474

Total revenues	4,607,521	4,914,221	4,549,773	3,567,522	4,543,717

Purchased transportation costs(2):
Airfreight forwarding	1,128,043	1,353,633	1,273,408	904,179	1,275,569
Ocean freight forwarding	1,064,081	1,020,138	998,234	717,093	1,001,275
Customs brokerage	5,289	5,159	6,102	5,712	5,987
Contract logistics	200,578	199,765	158,436	125,245	94,963
Distribution	397,872	372,930	331,654	277,849	404,756
Other	225,125	258,727	226,468	176,443	214,827

Total purchased transportation costs	3,020,988	3,210,352	2,994,302	2,206,521	2,997,377
Staff costs	894,503	938,592	849,995	753,149	844,255
Depreciation	48,917	48,018	46,008	43,994	41,753
Amortization of intangible assets	12,262	15,761	14,718	11,126	12,971
Severance and other(3)	18,039	15,132	—	1,231	8,903
Goodwill impairment(4)	93,008	—	—	1,562	98,932
Intangible assets impairment(5)	1,643	5,178	—	—	11,009
Other operating expenses	546,456	552,518	522,034	466,435	505,223

Operating (loss)/income	(28,295)	128,670	122,716	83,504	23,294
(Loss)/income from continuing operations	(94,040)	78,998	74,623	45,500	(10,024)
Net (loss)/income attributable to UTi Worldwide Inc.	$(100,506)	$72,533	$69,903	$41,114	$(4,637)

	Fiscal years ended January 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
					Note (3)
Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders
Continuing operations	$(0.97)	$0.71	$0.70	$0.41	$(0.12)
Discontinued operations(6)	—	—	—	—	0.08

	$(0.97)	$0.71	$0.70	$0.41	$(0.04)

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders
Continuing operations	$(0.97)	$0.70	$0.68	$0.41	$(0.12)
Discontinued operations(6)	—	—	—	—	0.08

	$(0.97)	$0.70	$0.68	$0.41	$(0.04)

Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06	$0.06

Number of weighted average common shares outstanding used for per share calculations
Basic shares	103,544,171	102,586,527	100,577,194	99,878,211	99,406,664
Diluted shares	103,544,171	103,446,381	102,222,037	101,458,179	99,406,664
BALANCE SHEET DATA(1):
Total assets	$2,074,057	$2,255,649	$2,112,705	$1,937,546	$1,648,686
Long-term liabilities(7)	$354,804	$317,669	$148,818	$190,363	$190,106

(1)	Additional information regarding acquisitions and the impact of acquisitions is included in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Acquisitions,” in our consolidated financial statements included in this Annual Report.

(2)	Refer to Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report for revenue recognition policy.

(3)	Refer to Note 8, “Severance and other,” in our consolidated financial statements included in this Annual Report.

(4)	In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, the company recorded a non-cash charge of $93.0 million, before a related deferred tax benefit of $2.7 million, for impairment of goodwill in the company’s Contract Logistics and Distribution segment. This charge was recorded as the result of continued economic weakness in certain of the regions in which we operate.

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

(5)

In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, the company performed an evaluation of the recoverability of its long-lived assets and recorded a non-

cash impairment charge of $1.6 million for client relationships in the company’s Contract Logistics and Distribution segment. This charge was before a related deferred tax benefit of $0.5 million. The intangible asset impairment relates to the recoverability of value assigned to certain client relationships within one of the company’s pharmaceutical distribution businesses in South Africa.

In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2012, the company performed an evaluation of the recoverability of its long-lived assets and recorded a non-cash impairment charge of $5.2 million for a client relationship, in the company’s Contract Logistics and Distribution segment. This charge was before a related deferred tax benefit of $1.8 million. The intangible asset impairment relates to substantially all of the unamortized valuation of a client relationship from an acquisition in fiscal 2004. The intangible asset became impaired because of the non-renewal of a client contract beginning in July 2012 where the company was not prepared to lower its returns to retain the business.

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

(6)	Effective July 31, 2008, the company entered into an agreement to sell substantially all of its art packing, shipping and storing business, consisting of the shares of three wholly-owned subsidiaries and one subsidiary with 51% ownership interest, as well as the assets of a fine arts department of another wholly-owned subsidiary. The net proceeds of $6.7 million resulted in a gain on sale of discontinued operations of $5.3 million. Effective August 1, 2008, the company entered into an agreement to sell substantially all of the assets of its remaining art packing, shipping and storing business. The net proceeds of $2.0 million resulted in a gain of $2.1 million, including realized foreign currency translation adjustment, net of tax. As of January 31, 2009, the net proceeds of $8.7 million resulted in a gain on sale of discontinued operations of $7.4 million, net of tax.

(7)	On January 25, 2013, we issued the $200.0 million (principal amount) 2013 Notes. Additional information regarding our Senior Notes is discussed in Part II, Item 7 of this report appearing under the caption, “Credit Facilities and Senior Notes,” and in Note 10, “Borrowings,” in the notes to our consolidated financial statements included in this Annual Report.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We provide airfreight forwarding services in two principal forms (i) as an indirect carrier, and occasionally (ii) as an authorized agent for airlines. When we act as an indirect carrier with respect to shipments of freight, we typically issue a House Airway Bill (HAWB) upon instruction from our client (the shipper). The HAWB serves as the contract of carriage between us and the shipper. When we tender freight to the airline (the direct carrier), we receive a Master Airway Bill. The Master Airway Bill serves as the contract of carriage between us and the air carrier. Because we provide services across a broad range of clients on commonly traveled trade lanes, when we act as an indirect carrier we typically consolidate individual shipments into larger shipments, optimizing weight and volume combinations for lower-cost shipments on a consolidated basis. We typically act as an indirect carrier with respect to shipments tendered to the company by our clients, however, in certain circumstances; we occasionally act as an authorized agent for airlines. In such circumstances, we are not an indirect carrier and do not issue a HAWB, but rather we arrange for the transportation of individual shipments directly with the airline. In these instances, as compensation for arrangement for these shipments, the carriers pay us a management fee.

We provide ocean freight forwarding services in two principal forms (i) as an indirect carrier, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), and (ii) as an ocean freight forwarder nominated by our client (ocean freight forwarding agent). When we act as an NVOCC with respect to shipments of freight, we typically issue a House Ocean Bill of Lading (HOBL) to our client (the shipper). The HOBL serves as the contract of carriage between us and the shipper. When we tender the freight to the ocean carrier (the direct carrier), we receive a contract of carriage known as a Master Ocean Bill of Lading. The Master Ocean Bill of Lading serves as the contract of carriage between us and the ocean carrier. When we act as an ocean freight forwarding agent, we typically do not issue a HOBL but rather we receive management fees for managing the transaction as an agent, including booking and documentation between our client and the underlying carrier (contracted by the client).

Regardless of the forms through which we provide airfreight and ocean freight services, if we provide the client with ancillary services, such as the preparation of export documentation, we receive additional fees.

As part of our freight forwarding services, we provide customs brokerage services in the United States (U. S.) and most of the other countries in which we operate. Within each country, the rules and regulations vary, along with the levels of expertise required to perform the customs brokerage services. We provide customs brokerage services in connection with a majority of the shipments which we handle as both an air and ocean freight forwarder. We also provide customs brokerage services in connection with shipments forwarded by our competitors. In addition, other companies may provide customs brokerage services in connection with the shipments we forward.

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

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and are less flexible than purchased transportation costs in the near term. Staff costs and other operating costs in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airfreight, or containers for ocean freight, which are most commonly expressed as TEUs.

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

Multi-year Business Transformation Initiative.    We have undertaken a multi-year business transformation initiative to establish a single set of global processes for our freight forwarding business and our global financial management. We anticipate total capital expenditures related to the development of software of approximately $135.0 million to $145.0 million, in connection with these initiatives, the majority of which is nearing completion. We currently expect to incur an aggregate of approximately $20.0 million to $30.0 million during fiscal 2014 related to our business transformation initiatives. We expect our global operating system to be ready for its intended use during our fiscal 2014. Although the deployment of our operating system has begun, we will consider it ready for its intended use based upon a variety of factors, including but not limited to operational acceptance testing and other operational milestones having been achieved. We expect to incur depreciation expense and amortization expense over a seven-year useful life, beginning once the applications are considered ready for their intended use.

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

Acquisitions.    We have grown in the past and may grow, in the future, through acquisitions. We did not complete any material acquisitions during fiscal 2013. In the past, our acquisitions have had a significant impact on the comparability of our operating results, increasing revenues and expenses over the respective prior comparable periods and to subsequent years, depending on the date of acquisition (i.e., acquisitions made on February 1, the first day of our fiscal year, will only affect a comparison with the prior year’s results). The results of acquired businesses are included in our consolidated financial statements from the effective dates of their respective acquisitions. We consider the operating results of an acquired company during the year following the date of its acquisition to be an “acquisition impact” or a “benefit from acquisitions.” Thereafter, we consider the growth in an acquired company’s results to be organic growth. Historically, we have financed acquisitions with a combination of cash from operations, share issuances and borrowings. We may borrow additional money or issue additional ordinary shares in the future to finance acquisitions. From time-to-time we enter into non-binding letters of intent with potential acquisition targets and we are often in various stages of due diligence and preliminary negotiations with respect to potential acquisition targets. Readers are urged to carefully read the cautionary statements relating to acquisitions, contained under the heading “Risk Factors”, contained in Item 1A of this Form 10-K.

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

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2013 and fiscal 2012 compared to the respective prior fiscal years. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in Part I, Item 1A under the heading, “Risk Factors,” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with U.S. GAAP.

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

We believe that for our Freight Forwarding segment, net revenue (a non-GAAP measure we use to describe revenue less purchased transportation costs) is a better measure of growth in our freight forwarding business than revenue because our revenues and our purchased transportation costs for our services as an indirect air and ocean carrier include the carriers’ charges to us for carriage of the shipment. Our revenues and purchased transportation costs are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenue is determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Revenue derived from freight forwarding generally is shared between the points of origin and destination, based on a standard formula. Our revenue in our other capacities includes only management fees earned by us and is substantially similar to net revenue for the Freight Forwarding segment in this respect.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. Our revenues and operating income by operating segment for the fiscal years ended January 31, 2013, 2012 and 2011, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

Fiscal Year Ended January 31, 2013 Compared to Fiscal Year Ended January 31, 2012

Freight Forwarding

	Freight Forwarding Fiscal years ended January 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$1,443,740	$1,725,537	$(281,797)	(16)%
Ocean freight forwarding	1,267,134	1,230,032	37,102	3
Customs brokerage	117,629	124,777	(7,148)	(6)
Other	265,905	303,989	(38,084)	(13)

Total revenues	3,094,408	3,384,335	(289,927)	(9)

Purchased transportation costs:
Airfreight forwarding	1,128,043	1,353,633	(225,590)	(17)
Ocean freight forwarding	1,064,081	1,020,138	43,943	4
Customs brokerage	5,289	5,159	130	3
Other	187,284	220,757	(33,473)	(15)

Total purchased transportation costs	2,384,697	2,599,687	(214,990)	(8)
Net revenues:
Airfreight forwarding	315,697	371,904	(56,207)	(15)
Ocean freight forwarding	203,053	209,894	(6,841)	(3)
Customs brokerage	112,340	119,618	(7,278)	(6)
Other	78,621	83,232	(4,611)	(6)

Total net revenues	709,711	784,648	(74,937)	(10)
Yields:
Airfreight forwarding	21.9%	21.6%
Ocean freight forwarding	16.0%	17.1%
Staff costs	420,140	443,960	(23,820)	(5)
Depreciation	16,369	17,300	(931)	(5)
Amortization of intangible assets	4,116	4,398	(282)	(6)
Severance and other	6,029	5,555	474	9
Other operating expenses	190,253	196,885	(6,632)	(3)

Operating income	$72,804	$116,550	$(43,746)	(38)%

Airfreight Forwarding.    Airfreight forwarding revenues decreased $281.8 million, or 16%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $222.6 million, or 13%. Our results for airfreight and our other products and segments for fiscal 2013 were negatively impacted by a weaker euro and South African rand (ZAR), compared to the U.S. Dollar in fiscal 2013, when compared to the effective exchange rates in fiscal 2012. When the effects of foreign currency fluctuations are excluded, (i) $127.9 million of the decrease in airfreight forwarding revenues was attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms), (ii) $27.7 million of the decrease was attributable to reduced fuel surcharges and (iii) $67.0 million of the decrease was attributable to a decline of our selling rates, which decline was caused in part by lower carrier rates incurred by us.

Airfreight forwarding volumes decreased 10% for fiscal 2013, compared to fiscal 2012, reflecting a continued weak airfreight environment in fiscal 2013 compared to the prior year. On a sequential basis, airfreight tonnage improved 1% for the fourth quarter of fiscal 2013 compared to the third quarter of fiscal 2013.

Airfreight forwarding net revenues decreased $56.2 million, or 15%, for fiscal 2013, compared fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $42.4 million, or 11%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $42.4 million decline in airfreight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused primarily by declining airfreight forwarding volumes, offset somewhat by an improvement in yields.

Airfreight yields for fiscal 2013 increased approximately 30 basis points to 21.9% compared to 21.6% for fiscal 2012. On a sequential basis, airfreight yields of 21.4% for the fourth quarter of fiscal 2013 were 170 basis points lower when compared to airfreight yields of 23.1% for the third quarter of fiscal 2013.

Ocean Freight Forwarding.    Ocean freight forwarding revenues increased $37.1 million, or 3%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $95.4 million, or 8%. When the effects of foreign currency fluctuations are excluded, (i) $65.7 million of the increase in ocean freight forwarding revenues was attributable to an increase in our selling rates caused in part by increased carrier rates, and (ii) $29.7 million of the increase was caused by an increase of ocean freight volumes. Ocean freight volumes (which we measure in terms of TEUs) increased approximately 2% for fiscal 2013, compared to fiscal 2012.

Ocean freight forwarding net revenues decreased $6.8 million, or 3%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues increased $1.4 million, or 1%. When the effects of foreign currency fluctuations are excluded, the increase in ocean freight forwarding net revenues was attributable to slight improvements in ocean freight forwarding volumes, offset by a slight decrease of yields. Ocean freight yields for fiscal 2013 decreased approximately 110 basis points to 16.0% compared to 17.1% for fiscal 2012.

For the fourth quarter of fiscal 2013, ocean freight yields of 16.0% were comparable to the third quarter of fiscal 2013; however, ocean freight yields for the fourth quarter of fiscal 2013 were lower compared to the ocean freight yields of 18.1% for the fourth quarter of fiscal 2012.

Customs Brokerage and Other.    Customs brokerage revenues decreased $7.1 million, or 6%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues were generally consistent between the comparable periods. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $38.1 million, or 13%, for fiscal 2013, compared to fiscal 2012. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $20.8 million, or 7%.

Customs brokerage net revenues decreased $7.3 million, or 6%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues decreased $0.4 million. Other freight forwarding related net revenues decreased $4.6 million, or 6%, for fiscal 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding related net revenues decreased $0.7 million.

Staff Costs.    Staff costs in our Freight Forwarding segment decreased $23.8 million, or 5%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment decreased $4.7 million, or 1%. When expressed as a percentage of our Freight Forwarding segment revenues, staff costs were approximately 14% for fiscal 2013 compared to 13% for fiscal 2012. Movements of staff costs in our Freight Forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes.

Severance and Other.    During fiscal 2013 and 2012, we incurred severance and other costs in our Freight Forwarding segment of approximately $6.0 million and $5.6 million, respectively, comprised primarily of severance charges. These charges were primarily related to our business transformation initiatives, which include redefining business processes, developing our next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. Although a formal plan of termination has not been adopted pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), the company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015.

Other Operating Expenses.    Other operating costs in our Freight Forwarding segment decreased $6.6 million, or 3%, for fiscal 2013, compared to fiscal 2012. Excluding the effects of foreign currency fluctuations, other operating costs in the Freight Forwarding segment increased $3.5 million, or 2% in fiscal 2013 compared to the prior year. As with staff costs, movements of other operating costs in our freight forwarding segment are largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs.

Contract Logistics and Distribution

	Contract Logistics and Distribution Fiscal years ended January 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Contract logistics	$785,733	$824,962	$(39,229)	(5)%
Distribution	588,794	548,733	40,061	7
Other	138,586	156,191	(17,605)	(11)

Total revenues	1,513,113	1,529,886	(16,773)	(1)

Purchased transportation costs:
Contract logistics	200,578	199,765	813	—
Distribution	397,872	372,930	24,942	7
Other	37,841	37,970	(129)	—

Total purchased transportation costs	636,291	610,665	25,626	4
Staff costs	440,459	465,669	(25,210)	(5)
Depreciation	29,417	28,417	1,000	4
Amortization of intangible assets	5,986	8,943	(2,957)	(33)
Severance and other	9,680	5,653	4,027	71
Goodwill impairment	93,008	—	93,008	100
Intangible assets impairment	1,643	5,178	(3,535)	(68)
Other operating expenses	336,144	336,431	(287)	—

Operating (loss)/income	$(39,515)	$68,930	$(108,445)	(157)%

Contract Logistics.    Contract logistics revenues decreased $39.2 million, or 5%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues decreased $3.2 million. We experienced declines in volumes in our EMENA and Americas regions due to lower volumes in existing facilities, as well as the impacts of some lost business. Such declines in our EMENA and Americas regions were partially offset by greater volumes in our Africa and Asia Pacific regions. As of January 31, 2013, we operated 245 contract logistics and distribution facilities, including leased facilitates and those managed from client facilities. This compares to 244 contract logistics and distribution facilities as of January 31, 2012.

Contract logistics purchased transportation costs increased $0.8 million for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, purchased transportation costs increased $5.9 million, or 3%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities increased during fiscal 2013 when compared to fiscal 2012, resulting in an increase in materials sourcing costs of $9.0 million. Excluding these materials sourcing costs, purchased transportation costs declined $3.1 million for fiscal 2013, compared to fiscal 2012, which decline was consistent with the decline in contract logistics revenues above.

Distribution.    Distribution revenues increased $40.1 million, or 7%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $58.6 million, or 11%. When the effects of foreign currency fluctuations are excluded, the increase was primarily due to increased client volumes in our Africa and Americas regions.

Distribution purchased transportation costs increased $24.9 million, or 7%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $30.9 million, or 8%. The increase in distribution purchased transportation costs in fiscal 2013 was primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions.

Other.    Other contract logistics and distribution revenues decreased $17.6 million, or 11%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $3.0 million, or 2%. The decrease of other contract logistics and distribution revenues was primarily the result of decreased volumes handled in certain of our transportation management operations. Other purchased transportation costs decreased $0.1 million for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, other purchased transportation costs increased $3.1 million, or 8%.

Staff Costs.    Staff costs in our Contract Logistics and Distribution segment decreased $25.2 million, or 5%, for fiscal 2013, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment decreased $1.8 million. The decrease in our staff costs within our Contract Logistics and Distribution segment was attributable to reduced volumes in the EMENA and Americas regions. These decreases were partially offset by increases in staff costs attributable to additional logistics volumes within our distribution businesses in Africa.

Severance and Other.    During fiscal 2013, we incurred severance and other costs of $9.7 million in our Contract Logistics and Distribution segment. During the third quarter ended October 31, 2012, the company recorded a charge for $5.2 million as a result of an adverse legal judgment rendered in October 2012 which arose from a January 2006 warehouse fire within the company’s operations in Sydney, Australia. Excluding the charge for this adverse legal judgment, amounts charged for severance and other costs for fiscal 2013 were $4.5 million, compared to $5.7 million for fiscal 2012.

Goodwill Impairment.    In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, we recorded a non-cash charge of $93.0 million, before a related deferred tax benefit of $2.7 million, for impairment of goodwill in the company’s Contract Logistics and Distribution segment. This charge was recorded as the result of continued economic weakness in certain of the regions in which we operate.

Intangible Assets Impairment.    In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, we performed an evaluation of the recoverability of our long-lived assets and recorded a non-cash impairment charge of $1.6 million for client relationships in the Contract Logistics and Distribution segment. The impairment relates to the recoverability of value assigned to certain client relationships within one of the company’s pharmaceutical distribution businesses in South Africa.

Other Operating Expenses.    Other operating expenses in the Contract Logistics and Distribution segment were generally unchanged for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment increased $23.2 million, or 7%. The increase in other operating expenses, excluding foreign currency fluctuations, was caused in part by additional logistics volumes within our distribution businesses in Africa. These increases were offset by decreased logistics volumes in the Americas, combined with operational improvements in the EMENA region.

Corporate

Staff Costs.    Staff costs at corporate were $33.9 million for fiscal 2013, compared to $29.0 million for fiscal 2012. Severance and other costs at corporate were $2.3 million for fiscal 2013, caused primarily by organizational changes made during October 2012. Other operating expenses at corporate were $20.1 million for fiscal 2013, compared to $19.2 million for fiscal 2012.

Interest Expense, Net.    Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $200.0 million of principle was outstanding as of January 31, 2013, and our capital lease obligations. Interest income decreased $1.1 million, or 6%, and interest expense decreased $1.4 million, or 4%, for fiscal 2013, compared to fiscal 2012. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

On January 25, 2013, the company entered into a note purchase agreement pursuant to which it issued $200.0 million of senior unsecured guaranteed notes. In connection with this offering, the company incurred a make whole interest payment of $2.1 million related to the repayment of the company’s previously outstanding 2009 Senior Notes.

Other Income and Expenses, Net.    Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and various other taxes not related to income taxes.

Provision for Income Taxes.    Our effective income tax rate for fiscal 2013 was impacted by several items unique to the fourth quarter of fiscal 2013, including, but not limited to goodwill and intangible assets impairment and valuation allowances discrete to the fourth quarter. Our effective income tax rate was 31.6% for fiscal 2012. Our provision for income taxes in fiscal 2013 was $51.9 million based on pretax loss of $42.1 million compared to our provision for income taxes in fiscal 2012 of $35.7 million based on pretax income of $114.6 million. The factors attributable to increasing our provision for income taxes in absolute dollars year over year were primarily (i) the non-deductible goodwill impairment recorded in fiscal 2013 which increased our provision by $33.5 million, (ii) higher valuation allowance recorded in certain jurisdictions which increased our provision year over year by $37.2 million, when excluding the Spain matter discussed below, partially offset by (iii) the change in profitability in fiscal 2013 relative to fiscal 2012 across various jurisdictions which decreased our provision by $51.5 million, and (iv) other changes which had the effect of decreasing our provision by $3.0 million.

These increases in our provision for taxes for fiscal 2013 were partially offset by a net reduction of approximately $8.9 million in our fiscal 2013 tax provision compared to our fiscal 2012 provision due to the amalgamation of certain of the company’s subsidiaries in Spain. During fiscal 2012, the company completed an amalgamation of its subsidiaries in Spain which provided for the deductibility of goodwill associated with the 2002 purchase of the entities by the company. The company recorded a deferred tax asset of approximately $18.9 million associated with such goodwill in fiscal 2012 and an additional $8.9 million deferred tax asset associated with such goodwill in fiscal 2013. A valuation allowance of approximately $10.0 million and $8.9 million was established in fiscal 2012 and fiscal 2013, respectively against these deferred tax assets to recognize the amount that was more likely than not recoverable.

Net Income Attributable to Non-Controlling Interests.    Net income attributable to non-controlling interests was $6.5 million for fiscal 2013 and fiscal 2012, respectively.

Fiscal Year Ended January 31, 2012 Compared to Fiscal Year Ended January 31, 2011

Freight Forwarding

	Freight Forwarding Fiscal years ended January 31,
	2012	2011	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$1,725,537	$1,608,312	$117,225	7%
Ocean freight forwarding	1,230,032	1,190,529	39,503	3
Customs brokerage	124,777	108,804	15,973	15
Other	303,989	254,593	49,396	19

Total revenues	3,384,335	3,162,238	222,097	7

Purchased transportation costs:
Airfreight forwarding	1,353,633	1,273,408	80,225	6
Ocean freight forwarding	1,020,138	998,234	21,904	2
Customs brokerage	5,159	6,102	(943)	(15)
Other	220,757	178,256	42,501	24

Total purchased transportation costs	2,599,687	2,456,000	143,687	6
Net revenues:
Airfreight forwarding	371,904	334,904	37,000	11
Ocean freight forwarding	209,894	192,295	17,599	9
Customs brokerage	119,618	102,702	16,916	16
Other	83,232	76,337	6,895	9

Total net revenues	784,648	706,238	78,410	11
Yields:
Airfreight forwarding	21.6%	20.8%
Ocean freight forwarding	17.1%	16.2%
Staff costs	443,960	391,060	52,900	14
Depreciation	17,300	16,868	432	3
Amortization of intangible assets	4,398	4,238	160	4
Severance and other	5,555	—	5,555	100
Other operating expenses	196,885	195,014	1,871	1

Operating income	$116,550	$99,058	$17,492	18%

Airfreight Forwarding.    Airfreight forwarding revenues increased $117.2 million, or 7%, for fiscal 2012, compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues increased $68.7 million, or 4%. When the effects of foreign currency fluctuations are excluded, (i) $129.0 million of the increase was caused by increased fuel surcharges, which was partially offset by (ii) a decrease of $33.9 million caused by reduced airfreight forwarding volumes measured in terms of total kilograms, and (iii) a decrease of $26.4 million caused by a decrease of our selling rates caused in part by lower carrier rates. Airfreight forwarding volumes measured in terms of total kilograms decreased 3% for fiscal 2012, compared to fiscal 2011.

Airfreight forwarding net revenues increased $37.0 million, or 11%, for fiscal 2012, compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues increased $26.6 million, or 8%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. When the effects of foreign currency fluctuations are excluded, (i) $36.1 million of the increase was attributable to yield improvement contributed to an increase in airfreight forwarding net revenues, which was partially offset by (ii) a decrease of $9.5 million caused by a decrease of airfreight forwarding volumes measured in kilograms. Airfreight yields for fiscal 2012 increased approximately 80 basis points to 21.6% compared to 20.8% for fiscal 2011.

Ocean Freight Forwarding.    Ocean freight forwarding revenues increased $39.5 million, or 3%, for fiscal 2012, compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $6.8 million, or 1%. When the effects of foreign currency fluctuations are excluded, (i) $20.1 million of the increase was caused by increased ocean freight volumes, which was partially offset by (ii) a decrease of $13.3 million caused by decreased selling rates caused by decreased carrier rates. Although TEUs per shipment increased over the comparative period, we experienced a decline in the total number of shipment counts. Ocean freight volumes, as expressed in TEUs, increased 2% during fiscal 2012, compared to fiscal 2011.

Ocean freight forwarding net revenues increased $17.6 million, or 9%, for fiscal 2012, compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $11.3 million, or 6%. When the effects of foreign currency fluctuations are excluded, (i) $7.9 million of the increase was attributable to yield improvement, measured as the difference between our selling rates and the carrier rates incurred by us, and (ii) $3.5 million of the increase was attributable to an increase in ocean freight volumes.

Ocean freight TEUs increased approximately 2% for fiscal 2012, compared to fiscal 2011. Our ocean freight forwarding net revenues realized per TEU in fiscal 2012 increased 7% over the comparative period. For fiscal 2012, ocean freight yields expanded approximately 90 basis points to 17.1% compared to 16.2% for fiscal 2011.

Customs Brokerage and Other.    Customs brokerage revenues increased $16.0 million, or 15%, for fiscal 2012, compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $13.4 million, or 12%. The increase in customs brokerage revenues was partially due to a 5% increase in the total number of clearances combined with an increase in revenue per clearance. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, increased $49.4 million, or 19%, for fiscal 2012, compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues increased $44.7 million, or 18%. Volumes and related fuel surcharges for international road freight and distribution increased during the comparative periods.

Customs brokerage net revenues increased $16.9 million, or 16%, for fiscal 2012, compared to fiscal 2011. Other freight forwarding related net revenues increased $6.9 million, or 9%, for fiscal 2012, compared to fiscal 2011. The increases of customs brokerage and other freight forwarding net revenues were largely driven by the increase in customs brokerage revenues described above.

Staff Costs.    Staff costs in our freight forwarding segment increased $52.9 million, or 14%, for fiscal 2012, compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, staff costs increased $41.4 million, or 11%. As a percentage of freight forwarding segment revenues, staff costs were approximately 13% and 12% for fiscal 2012 and fiscal 2011, respectively. Movements of staff costs in our freight forwarding segment are often largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs.

Severance and Other.    During fiscal 2012, we incurred severance and other costs in the freight forwarding segment of $5.6 million, comprised primarily of severance charges. These charges were primarily related to our business transformation initiatives, which include redefining business processes, developing our next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. There were no such charges in the freight forwarding segment during fiscal 2011. Although a formal plan of termination has not been adopted pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation — Retirement Benefits (ASC 715), the company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015.

Other Operating Expenses.    Other operating costs in the freight forwarding segment were consistent for fiscal 2012, compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, other operating costs decreased $6.1 million, or 3%. Cost reductions were achieved by productivity gains during the comparative period. Movements of other operating costs in our freight forwarding segment are largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs.

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

Contract Logistics.    Contract logistics revenues increased $88.6 million, or 12%, for fiscal 2012, compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $77.4 million, or 11%. The increase is primarily due to increased volumes compared to the corresponding prior year period. Volumes were higher in fiscal 2012 compared to fiscal 2011 due to new business wins and increased client activity, primarily in automotive, consumer and retail and mining. As of January 31, 2012, we operated 240 contract logistics and distribution facilities, including leased facilitates and those managed from client facilities. This compares to 244 contract logistics and distribution facilities as of January 31, 2011. During fiscal 2012, we closed certain underutilized contract logistics facilities in Europe.

Contract logistics purchased transportation costs increased $41.3 million, or 26%, for fiscal 2012 compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, contract logistics purchased transportation costs increased $38.1 million, or 24%. In addition to transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment also includes materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities increased during fiscal 2012 when compared to fiscal 2011, resulting in an increase of $14.9 million, or 9%. The remainder of the increase was due to increased volumes and fuel surcharges compared to the corresponding prior year period.

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

Staff Costs.    Staff costs in our Contract Logistics and Distribution segment increased $32.0 million, or 7%, for fiscal 2012, compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, staff costs increased $27.3 million, or 6%. The increase in staff costs in our Contract Logistics and Distribution segment was primarily due to increased service requirements associated with new client sites and increased volumes. Foreign currency fluctuations contributed approximately $4.7 million to the increase.

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

Other Operating Expenses.    Other operating costs in the Contract Logistics and Distribution segment increased $30.8 million, or 10%, for fiscal 2012, compared to fiscal 2011; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $30.4 million, or 10%. The increase in other operating expenses was primarily due to increased volumes over the comparative prior year period.

Corporate

Staff Costs.    Staff costs at corporate were $29.0 million for fiscal 2012, compared to $25.3 million for fiscal 2011. The increase in staff costs at corporate was primarily due to our continuing organizational realignment associated with our business transformation initiative, where resources have been transferred from local and regional roles to corporate led functions. Other operating expenses at corporate were $19.2 million for fiscal 2012, compared to $21.4 million for fiscal 2011.

Severance and Other.    The company was involved in a dispute with the South African Revenue Service with respect to the company’s use of “owner drivers” for the collection and delivery of cargo in South Africa. The South African Revenue Service previously claimed that the company was liable for employee taxes in respect of these owner drivers. Although a settlement had not been reached as of January 31, 2012, during the fourth quarter ended January 31, 2012, the company recorded a charge for $3.1 million representing an estimated settlement value for all years under review. The aggregate amount claimed by the South African Revenue Service for all years under review was approximately $9.2 million based on exchange rates as of January 31, 2012. We settled the matter during the fiscal year ended January 31, 2013, for an amount approximating the accrual.

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

Revenues Attributed to Geographic Regions.    The following table shows the revenues and net revenues attributable to our geographic regions: EMENA (which is comprised of Europe, the Middle East and North Africa), the Americas, Asia Pacific and Africa.

	Fiscal years ended January 31,
	2013			2012			2011
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$909,436	$231,937	$1,141,373	$1,041,126	$222,558	$1,263,684	$941,176	$257,949	$1,199,125
Americas	750,324	800,522	1,550,846	753,999	844,244	1,598,243	648,451	726,176	1,374,627
Asia Pacific	970,084	71,999	1,042,083	1,083,718	61,509	1,145,227	1,158,101	44,427	1,202,528
Africa	464,564	408,655	873,219	505,492	401,575	907,067	414,510	358,983	773,493

Total	$3,094,408	$1,513,113	$4,607,521	$3,384,335	$1,529,886	$4,914,221	$3,162,238	$1,387,535	$4,549,773

	Fiscal years ended January 31,
	2013			2012			2011
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$229,951	$135,467	$365,418	$268,205	$152,107	$420,312	$242,717	$150,620	$393,337
Americas	184,608	359,102	543,710	191,405	395,428	586,833	177,113	379,614	556,727
Asia Pacific	189,092	47,185	236,277	212,943	39,446	252,389	188,467	29,701	218,168
Africa	106,060	335,068	441,128	112,095	332,240	444,335	97,941	289,298	387,239

Total	$709,711	$876,822	$1,586,533	$784,648	$919,221	$1,703,869	$706,238	$849,233	$1,555,471

Revenues and Purchased Transportation Costs by Service Line.    The following table shows revenues and purchased transportation costs attributable to the company’s principal services.

	Fiscal years ended January 31,
	2013	2012	2011
Revenues:
Airfreight forwarding	$1,443,740	$1,725,537	$1,608,312
Ocean freight forwarding	1,267,134	1,230,032	1,190,529
Customs brokerage	117,629	124,777	108,804
Contract logistics	785,733	824,962	736,376
Distribution	588,794	548,733	488,261
Other	404,491	460,180	417,491

Total	$4,607,521	$4,914,221	$4,549,773

Purchased transportation costs:
Airfreight forwarding	$1,128,043	$1,353,633	$1,273,408
Ocean freight forwarding	1,064,081	1,020,138	998,234
Customs brokerage	5,289	5,159	6,102
Contract logistics	200,578	199,765	158,436
Distribution	397,872	372,930	331,654
Other	225,125	258,727	226,468

Total	$3,020,988	$3,210,352	$2,994,302

Income Statement as a Percentage of Total Revenues.    The following table shows the relative portion of our revenues and purchased transportation costs by service line, as well as our operating and other income and expenses for the periods presented, expressed as a percentage of total revenues.

	Fiscal years ended January 31,
	2013	2012	2011
Revenues:
Airfreight forwarding	31%	35%	35%
Ocean freight forwarding	28	25	26
Customs brokerage	3	3	3
Contract logistics	17	17	16
Distribution	13	11	11
Other	8	9	9

Total revenues	100	100	100

Purchased transportation costs:
Airfreight forwarding	25	28	28
Ocean freight forwarding	23	21	22
Customs brokerage	*	*	*
Contract logistics	4	4	3
Distribution	9	8	7
Other	5	5	6

Total purchased transportation costs	66	66	66
Staff costs	19	19	19
Depreciation	1	1	1
Amortization of intangible assets	*	*	*
Severance and other	*	*	*
Goodwill impairment	2	*	*
Intangible assets impairment	*	*	*
Other operating expenses	13	11	11

Total operating expenses	101	97	97
Operating (loss)/income	(1)	3	3
Interest income	*	*	*
Interest expense	(1)	(1)	(1)
Other (expense)/income, net	*	*	*

Pretax (loss)/income	(2)	2	2
Provision for income taxes	1	1	1

Net (loss)/income	(3)	1	1
Net income attributable to non-controlling interests	*	*	*

Net (loss)/income attributable to UTi Worldwide Inc.	(3)%	1%	1%

*	Less than one percent.

Liquidity and Capital Resources

UTi is a holding company that relies on dividends, distributions or advances from its subsidiaries to meet its financial obligations and to pay dividends on its ordinary shares. The ability of our subsidiaries to pay dividends or distributions or to make advances to the holding company and our ability to receive dividends, distributions and advances is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in some of the company’s bank credit facilities and in the 2013 Note Purchase

Agreement. Such laws and restrictions could limit the payment of dividends and distributions, or the making of advances, to the holding company. In general, our subsidiaries cannot pay dividends in excess of their retained earnings and most countries require that the subsidiaries pay a distribution tax on all dividends paid. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our holding company.

Additionally, the company has entered into agreements with certain of distribution clients specifying the use of designated cash accounts for receivables collections from the end clients. Although the company is required under these contracts to use such accounts for cash activity related to these clients, the company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $27.6 million and $37.4 million at January 31, 2013 and 2012, respectively, and are included in cash and cash equivalents in the accompanying consolidated balance sheets.

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

As of January 31, 2013, our cash and cash equivalents totaled $237.3 million, representing a decrease of $84.5 million from January 31, 2012, the reasons for which are discussed below. There was an overall decrease from net cash used by our operating, investing and financing activities, of $62.3 million. Additionally, there was a decrease of $22.2 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2012.

Cash Provided by Operating Activities.    On a comparative basis, during fiscal 2013, net cash provided by operating activities was $40.8 million, compared to net loss of $94.0 million. By comparison, during fiscal 2012, net cash provided by operating activities was $117.9 million, compared to net income of $79.0 million. During fiscal 2013, we generated approximately $40.8 million of net cash from operating activities. Items favorably impacting net cash provided by operating activities when compared to a net loss of $94.0 million included; (i) depreciation and amortization totaling $61.2 million, (ii) share-based compensation costs of $14.6 million, (iii) provision for doubtful accounts of $4.5 million, (iv) impairment of goodwill and intangible assets of $94.7 million, (v) a decrease of deferred income taxes totaling $17.0 million, and (vi) other items totaling $3.7 million. These items were offset by (i) an increase of other current assets of $26.7 million, (ii) a decrease of trade payables and other current liabilities of $33.5 million, and (iii) other items totaling $0.7 million.

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

During fiscal 2013, total advances for customs duties and taxes were approximately $4,102.7 million, a decrease of $131.7 million when compared to approximately $4,234.4 million for the corresponding prior year period. However, excluding the effects of foreign currency translation, advances for customs duties and taxes increased $254.1 million. Variances of customs duties and taxes are primarily attributable to variances of the number of clearances and the value of goods imported over the comparable periods. The increase in these advances after excluding the effects of foreign currency translation and subsequent collection activity related to customs duties and taxes, had a relatively unfavorable impact on our net cash generated from operating activities in fiscal 2013, compared to the impact for fiscal 2012, when such cash flows are compared to net income.

Cash Used in Investing Activities.    Cash used for investing activities for the fiscal years ended January 31, 2013 and 2012 was $82.9 million and $85.7 million, respectively. In fiscal 2013, we used $36.7 million of cash relating to business transformation initiatives, as compared to $39.0 million for fiscal 2012. Cash used for other capital expenditures during fiscal 2013 was approximately $49.7 million, consisting primarily of computer hardware and furniture, fixtures and equipment. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. We currently expect to incur an aggregate of approximately $60.0 million for capital expenditures for fiscal 2014, including an aggregate of approximately $20.0 million to $30.0 million, related to our business transformation initiatives.

Cash Used in Financing Activities.    Our financing activities during fiscal 2013 used $20.2 million of cash. Usages of cash included net repayments of bank lines of credit and long term borrowings, totaling $511.9 million, repayments of capital lease obligations totaling $17.4 million, a decrease in short-term credit facilities of $7.6 million, dividends paid of $6.2 million, acquisitions of non-controlling interest of $1.9 million, net borrowings of $0.2 million from short term borrowings, and other net usages of cash of $7.7 million. Proceeds included proceeds from bank lines of credit and the issuance of long term debt of $328.9 million and $200.9 million, respectively, and net proceeds from the issuance of ordinary shares of $2.9 million.

Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income or loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive losses and income resulting from foreign currency translation adjustments, net of tax and other adjustments, were unrealized losses of $36.4 million and $20.9 million, and unrealized gains of $11.8 million, for the fiscal years ended January 31, 2013, 2012, and 2011, respectively.

Credit Facilities and Senior Notes

Bank Lines of Credit.    We utilize a number of financial institutions to provide us with borrowings and letters of credit, guarantee and working capital facilities. Certain of these credit facilities are used for working capital, for issuing letters of credit to support the working capital and operational needs of various subsidiaries, to support various customs bonds and guarantees, and for general corporate purposes. In other cases, customs bonds and guarantees are issued directly by various financial institutions. In some cases, the use of a particular credit facility is restricted to the country in which it originates. These particular credit facilities may restrict distributions by the subsidiary operating in such country.

The following table presents information about the facility limits, aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of January 31, 2013 (the table and footnotes are in thousands):

	2011 Royal Bank of Scotland N.V. (RBS) Facility(1)	2011 Nedbank Facility(2)	2011 Bank of the West Facility(3)	Germany Credit Facility(5)	2009 Nedbank South African Facilities(4)	Other Facilities(6)	Total
Maturity date	June 24, 2013	June 24, 2016	June 24, 2014	January 31, 2014	July 9, 2016	Various
Credit facility limit	$50,000	$75,000	$50,000	$51,351	$58,056	$208,371	$492,778

Facility usage for cash withdrawals(7)	—	79	—	102	2,054	76,978	79,213
Letters of credit and guarantees outstanding	31,894	2,924	—	847	25,677	95,549	156,891

Total facility/usage	$31,894	$3,003	$—	$949	$27,731	$172,527	$236,104

Available, unused capacity	$18,106	$71,997	$50,000	$50,402	$30,325	$35,844	$256,674
Available for cash withdrawals	$—	$34,921	$50,000	$50,402	$31,121	$31,866	$198,310

(1)	Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit.

(2)	The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 24, 2014 for cash draw items. This facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate.

(3)	The 2011 Bank of the West Facility provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. This facility bears interest at our choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate, or (iii) 1% above the one-month LIBOR rate.

(4)	The amounts in the table above reflect the company’s ZAR 525,000 revolving credit facility, which is comprised of a ZAR 300,000 working capital facility and a ZAR 225,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of this facilities agreement, and which are included under capital lease obligations on the company’s consolidated balance sheet.

(5)	On January 28, 2013, UTi Deutschland GmbH, a subsidiary of UTi Worldwide Inc., entered into an Agreement Relating to Credit Facility with Commerzbank Aktiengesellschaft (German Credit Facility). The German Credit Facility bears interest at the Euro OverNight Index Average rate plus 1.7% and provides for both cash draws and guarantees.

(6)	Includes cash pooling arrangements utilized by a number of the company’s subsidiaries. The largest of these other additional facilities is the credit facility of our subsidiary in Japan.

(7)	Amounts in this row reflect cash withdrawals supporting outstanding cash borrowings by the company’s subsidiaries.

We refer to the 2011 Nedbank Facility, the 2011 RBS Facility, the 2011 Bank of the West Facility and the 2013 German Credit Facility, collectively, as the Global Credit Facilities. Pursuant to the terms of the Global Credit Facilities, we are charged fees relating to, among other things, the issuance of letters of credit and the amount of outstanding borrowings, as well as the unused portions of these facilities, all at the rates specified in the applicable agreement. Borrowings under the Global Credit Facilities are guaranteed by UTi Worldwide, Inc. and certain of its subsidiaries.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of January 31, 2013 the value of these contingent liabilities was $33.6 million.

Cash Pooling Arrangements.    A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $0.5 million were included in bank lines of credit on our balance sheet at January 31, 2013.

Other Additional Facilities.    In addition to the credit, letters of credit, and guarantee facilities provided under the Global Credit Facilities and the South African Facilities Agreement, we utilize a number of financial institutions to provide us and our subsidiaries with additional letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. In connection with these other additional facilities, in October 2012 our subsidiary in Japan entered into a Japanese Yen (JPY) 4,000.0 million borrowing arrangement with Sumitomo Mitsui Banking Corporation (the Japan Credit Facility). At January 31, 2013, we had $43.9 million of indebtedness outstanding under the Japan Credit Facility, which amount is included in the column “Other Facilities” in the table above. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 1.2% and has a maturity date of October 19, 2013. We may at any time prepay all or part of the outstanding borrowings under the Japan Credit Facility subject to terms of the agreement.

The maximum and average borrowings against all of our bank lines of credit during fiscal 2013 were $212.0 million and $152.3 million, respectively. The maximum and average borrowings against all of our bank lines of credit during fiscal 2012 were $342.0 million and $223.5 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements, due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Short-term Borrowings.    We also have a number of short-term borrowings issued by various parties not covered under the facilities listed above. The total of such borrowings at January 31, 2013 and January 31, 2012 was $1.1 million and $1.0 million respectively.

Long-term Borrowings.    The following table presents information about the aggregate amount of our indebtedness pursuant to our outstanding senior unsecured guaranteed notes as of January 31, 2013 (in thousands):

	2013 Series A Notes	2013 Series B Notes	Other Facilities	Total
Maturity date	February 1, 2022	February 1, 2020
Original principle	$150,000	$50,000
Interest rate per annum	4.10%	3.50%	5.17%
Balance at January 31, 2013
Current portion of long-term borrowings	—	—	5,663	5,663
Long-term borrowings, excluding current portion	150,000	50,000	4,434	204,434

Total	$150,000	$50,000	$10,097	$210,097

On January 25, 2013, we issued $200.0 million (principal amount) of senior unsecured guaranteed notes (collectively, the 2013 Notes) pursuant to a note purchase agreement (2013 Note Purchase Agreement) entered into among us, certain of its subsidiaries as guarantors (Subsidiary Guarantors) and The Prudential Insurance Company of America (Prudential), and a limited number of entities affiliated with, or managed by, Prudential. In exchange for the 2013 Series A Notes, the purchasers thereof returned to us and extinguished, our previously outstanding $150.0 million (principal amount) 3.67% Senior Unsecured Guaranteed Notes due August 24, 2018 issued by us on June 24, 2011 (2011 Notes). In exchange for the 2013 Series B Notes, the purchasers thereof delivered to us $50.0 million in immediately available funds. Approximately $40.2 million of the net proceeds from the 2013 Series B Notes was used to prepay on January 29, 2013 our previously outstanding 8.06% Senior Unsecured Guaranteed Notes due August 9, 2014 originally issued by us on July 9, 2009.

The 2013 Series A Notes bear interest, payable semi-annually, on the first day of February and August of each year, commencing February 1, 2013, until the principal of the 2013 Series A Notes shall have become due and payable. Pursuant to the 2013 Series A Notes, principal payments of $20.0 million each are due on February 1, 2018, August 1, 2018, August 1, 2020, February 1, 2021, August 1, 2021 and February 1, 2022 and of $10.0 million each on February 1, 2019, August 1, 2019 and February 1, 2020. The 2013 Series A Notes have a maturity date of February 1, 2022, on which date the principal which has not been prepaid is due and payable. The 2013 Series B Notes bear interest, payable semi-annually, on the first day of February and August of each year, commencing February 1, 2013, until the principal thereof shall have become due and payable. Pursuant to the 2013 Series B Notes, principal payments of $10.0 million each are due on the first day of February and August of each year, commencing February 1, 2018 and continuing through February 1, 2020. The 2013 Series B Notes have a maturity date of February 1, 2020, on which date the principal which has not been prepaid is due and payable. We may at any time prepay all or a part of the principal amount of the 2013 Notes subject to a make-whole payment and other terms. If a “Change of Control” (as defined in the 2013 Note Purchase Agreement) occurs, we are required to offer to prepay the outstanding 2013 Notes at 100% of the principal amount of such 2013 Notes, together with interest thereon, to the date of prepayment.

The Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and our other credit, letters of credit and guarantee facilities require us and, in certain cases some of our subsidiaries, to comply with financial and other affirmative and negative covenants. Some of the covenants include maintaining debt service ratio, specified net worth, a specified leverage ratio and minimum interest charge coverage requirements, among others. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. These agreements and facilities also contain limitations on the payment by us and/or by our various subsidiaries of dividends and distributions. Furthermore, the Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and certain of our other credit facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the 2013 Note Purchase Agreement the right to declare a default if we default under other indebtedness in certain circumstances. Should we fail to comply with these covenants, we would be required to seek to amend the covenant or to seek a waiver of such non-compliance. If we are unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various facilities and the 2013 Note Purchase Agreement could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to us. We concluded that we were in compliance with the covenants set forth in the 2013 Note Purchase Agreement, Global Credit Facilities, the South African Facilities Agreement and our other credit, letters of credit and guarantee facilities as of January 31, 2013.

Contractual Obligations.    At January 31, 2013, we had the following contractual obligations (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Current borrowings(1)	$89,475	$89,475	$—	$—	$—
Long-term borrowings(2)	212,192	—	4,592	207,600	—
Capital lease obligations(2)	95,256	13,226	15,203	11,171	55,656
Pension funding obligations(3)	21,219	1,319	2,909	4,591	12,400
Operating lease obligations	329,561	102,740	133,001	66,488	27,332
Unconditional purchase obligations and other(4)	16,186	16,186	—	—	—

Total	$763,889	$222,946	$155,705	$289,850	$95,388

(1)	Includes bank lines of credit, short-term borrowings, the current portion of long-term borrowings and estimated interest expense based on the variable interest rates on these obligations.

(2)	Includes long-term borrowings excluding the current portion. Also includes interest expense due to the fixed nature of interest rates on these obligations.

(3)	Pension funding obligation amounts include estimated defined benefit pension funding obligations through the year ending 2020.

(4)	The company typically enters into various types of short-term contracts to reserve transportation capacity on a guaranteed basis. These contracts include minimum quantity commitments with ocean carriers, and “blocked space agreements” with air carriers. Additionally, the company occasionally charters aircraft capacity with air carriers. The pricing of these contracts is dependent upon current market conditions. The company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2013 was $14.4 million. The remaining amount listed in this row represents commitments to purchase capital equipment.

The above table does not include amounts potentially payable to taxing authorities for uncertain tax positions taken on tax returns as we are unable to estimate the timing of such payments within individual years. As of January 31, 2013, the company has accrued $10.5 million related to uncertain tax positions with interest. Refer to Note 4, “Uncertain Tax Positions” in the consolidated financial statements.

We believe that with our current cash position (including cash equivalents and short term investments) and operating cash flows, supplemented as necessary with borrowings available under our credit facilities, we have sufficient resources to meet our working capital and liquidity requirements for the next 12 months as our operations are currently conducted.

The nature of our operations necessitates dealing in many foreign currencies and our results are subject to fluctuations due to changes in exchange rates. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Pharma Property Development Agreements.    During the fiscal year ended January 31, 2012, we entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. In addition to a property development agreement, we signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. We also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the company at that time. On September 1, 2012, the Pharma Property Development Agreement was substantially completed and the property, plant and equipment were placed into service. As of January 31, 2013, due to routine administrative processes, the property was not yet registerable for transfer, and accordingly, our pharmaceutical distribution business in South Africa is leasing the facility until such time as the purchase can be completed. As a result of this arrangement, we have recorded a capital lease obligation of $63.0 million as of January 31, 2013. The company has received a commitment for long-term replacement financing upon the completion of the development and the company’s expected purchase of the property, and is continuing to evaluate additional options for replacement financing. The company intends to ultimately refinance the borrowings on a long-term basis.

Other Factors which May Affect our Liquidity.    We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends, distributions and advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares. The ability of our subsidiaries to pay dividends to us and our ability to receive distributions on our investments in other entities are subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in our various credit, letter of credit and guarantee facilities and in the 2013 Note Purchase Agreement. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings and most countries in which we conduct business require us to pay a distribution tax on all dividends paid. In addition, in certain cases the amount of dividends that our subsidiaries could declare may be limited in certain countries by exchange controls.

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

Our significant accounting policies are included in Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this report; however, we believe that certain accounting policies are more critical to our financial statement preparation process than others. Certain of these policies, together with the critical accounting estimates below, require management to make accounting estimates or assumptions where the nature of the estimates or assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters and the susceptibility of such matters to change. Additionally, the impact of these estimates and assumptions on financial condition or operating performance could be material. These include estimates regarding our multi-year business transformation initiative, revenue recognition, income taxes, allowance for doubtful accounts, goodwill and other intangible assets, impairment of long-lived assets, contingencies and business combinations.

Multi-year Business Transformation Initiative. We have undertaken a multi-year business transformation initiative to establish a single set of global processes for our freight forwarding business and our global financial management. Significant accounting estimates relating to the business transformation include the date which we consider the applications to be ready for their intended uses, which will serve as the commencement date for amortization, as well as estimated useful lives over which we expect to incur depreciation and amortization expense. We anticipate current and future capital expenditures related to the development of software in the aggregate of approximately $135.0 million to $145.0 million, in connection with these initiatives, the majority of which is nearing completion. We currently expect to incur an aggregate of approximately $20.0 million to $30.0 million during fiscal 2014 related to our business transformation initiatives. We expect our global operating system to be ready for its intended use during our fiscal 2014. Although the deployment of our operating system has begun, we will consider it ready for its intended use depending upon a variety of factors, including but not limited to operational acceptance testing and other operational milestones having been achieved. We expect to incur depreciation expense and amortization expense over a seven-year useful life, beginning once the applications are considered ready for their intended use.

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

We provide airfreight forwarding services in two principal forms (i) as an indirect carrier, and occasionally (ii) as an authorized agent for airlines. When we act as an indirect carrier with respect to shipments of freight, we typically issue a House Airway Bill (HAWB) upon instruction from our client (the shipper). The HAWB serves as the contract of carriage between us and the shipper. When we tender freight to the airline (the direct carrier), we receive a Master Airway Bill. The Master Airway Bill serves as the contract of carriage between us and the air carrier. Because we provide services across a broad range of clients on commonly traveled trade lanes, when we act as an indirect carrier we typically consolidate individual shipments into larger shipments, optimizing weight and volume combinations for lower-cost shipments on a consolidated basis. We typically act as an indirect carrier with respect to shipments tendered to the company by our clients, however, in certain circumstances; we occasionally act as an authorized agent for airlines. In such circumstances, we are not an indirect carrier and do not issue a HAWB, but rather we arrange for the transportation of individual shipments directly with the airline. In these instances, as compensation for arrangement for these shipments, the carriers pay us a management fee.

We provide ocean freight forwarding services in two principal forms (i) as an indirect carrier, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), and (ii) as an ocean freight forwarder nominated by our client (ocean freight forwarding agent). When we act as an NVOCC with respect to shipments of freight, we typically issue a House Ocean Bill of Lading (HOBL) to our client (the shipper). The HOBL serves as the contract of carriage between us and the shipper. When we tender the freight to the ocean carrier (the direct carrier), we receive a contract of carriage known as a Master Ocean Bill of Lading. The Master Ocean Bill of Lading serves as the contract of carriage between us and the ocean carrier. When we act as an ocean freight forwarding agent, we typically do not issue a HOBL, but rather we receive management fees for managing the transaction as an agent, including booking and documentation between our client and the underlying carrier (contracted by the client).

Regardless of the forms through which we provide airfreight and ocean freight services, if we provide the client with ancillary services, such as the preparation of export documentation, we receive additional fees.

We typically act as an indirect carrier with respect to shipments of freight. When acting as an indirect carrier, we typically perform both the export and import portions of the shipment. In those instances, and in instances where we are performing only the export portion of the shipment, we consolidate the shipments and contracts directly with the airlines or ocean carriers. In these instances, we act as the principle with respect to the shipment and therefore, recognize revenue on a gross basis as a principle in the transaction, in accordance with ASC 605 and accordingly, revenue and purchased transportation costs for these shipments are recognized at the time the freight departs the terminal of origin which is when the client is billed. In situations where we perform only the import portion of the shipment, the client has arranged for transportation services with another party and typically we act as an agent, rather than a principle in the transaction. Accordingly, only the management fees for such services are included in revenue.

When acting as an authorized agent for airlines and when acting as an ocean freight forwarding agent (as defined) above, we typically forward the freight as an agent. In these circumstances, management fees earned from our services are recognized at the time the freight departs the terminal of origin which is when the client is billed.

These methods generally result in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. Our methods of revenue and cost recognition do not result in a material difference from amounts that would be reported under such other methods.

Customs brokerage revenue and other freight forwarding revenues are recognized when the client is billed, which for customs brokerage is when the necessary documentation for customs clearance has been completed and for other revenues is when the service has been provided to third parties in the ordinary course of business.

Purchased transportation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided and adjusted upon receipt of the carrier’s final invoices.

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

During fiscal 2013 and 2012, the company recorded as discrete events, additional tax expense of $37.1 million and $8.4 million, respectively, related to valuation allowances for previously recognized deferred tax assets in various jurisdictions. During fiscal 2012, the company established tax benefits of $6.2 million related to the amalgamation of entities in certain jurisdictions and $2.7 million related to the anticipated refund for prior year taxes.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2013, and based on our results of the Step 1 testing; no impairment charge resulted from such analysis. The fair values of the assets within each of the company’s reporting units exceeded the carrying values by greater than five percent at the time of the second quarter test.

During the fourth quarter ended January 31, 2013, as the result of continued economic weakness in certain of the regions in which we operate, we updated our annual impairment test for all of our reporting units. Based on the results of the interim impairment test, we recorded a non-cash charge of $93.0 million before a related deferred tax benefit of $2.7 million, in relation to our Contract Logistics and Distribution segment.

Prior to determining the goodwill impairment charges, we evaluated purchased intangible assets and other long-lived assets as required by ASC 350. Due to the deterioration of earnings and loss of clients, earnings forecasts were revised, and we determined that the carrying value of these assets within the Contract Logistics and Distribution segment were impaired. We recorded non-cash charges of $1.6 million for client relationships in our Contract Logistics and Distribution segment. These charges were before a related deferred tax benefit of $0.4 million.

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

Reclassifications

Certain amounts in previous years’ consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications include the combination of certain immaterial line items on the Company’s Consolidated Statements of Cash Flows and the Notes to the Consolidated Financial Statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity.    Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2013, the notional value of all of our open forward foreign exchange contracts was $40.1 million related to transactions denominated in various currencies, but predominantly in U.S. dollars, euros and British pounds sterling. These contracts are generally entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.

The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in U.S. dollar equivalents at January 31, 2013 and 2012. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

The functional currencies of our operating subsidiaries are generally their local currencies. Non-functional currency exposure in U.S. dollar equivalents was as follows (in thousands):

				Foreign exchange gain/(loss) if functional currency
	Assets	Liabilities	Net exposure long/(short)	Appreciates by 10%	Depreciates by 10%
As of January 31, 2013:
U.S. dollars	$128,991	$69,279	$59,712	$5,971	$(5,971)
Euros	11,104	26,421	(15,317)	(1,532)	1,532
British pound sterling	1,988	3,408	(1,420)	(142)	142
Hong Kong dollars	415	1,250	(835)	(84)	84
Other	22,784	26,851	(4,067)	(407)	407

Total	$165,282	$127,209	$38,073	$3,806	$(3,806)

As of January 31, 2012:
U.S. dollars	$133,494	$76,997	$56,497	$5,650	$(5,650)
Euros	16,631	23,812	(7,181)	(718)	718
British pound sterling	2,645	3,222	(577)	(58)	58
Hong Kong dollars	455	1,083	(628)	(63)	63
Other	19,731	16,066	3,665	367	(367)

Total	$172,956	$121,180	$51,776	$5,178	$(5,178)

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

Many of our operations operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income or loss in shareholders’ equity. Such translation resulted in unrealized losses of $36.4 million and $20.9 million for fiscal 2013 and 2012, respectively. The company has historically not attempted to hedge this equity risk. We cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

Interest Rate Risk. As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We have short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of bank lines of credit used to finance working capital requirements. Generally, our short-term debt is at variable interest rates, while our long-term debt is at fixed interest rates. As discussed further in Note 10, “Borrowings” on January 25, 2013, the company issued $150.0 million and $50.0 million of senior unsecured guaranteed notes bearing an interest rate of 4.10% and 3.50%, respectively. As of January 31, 2013, the fair values of these notes approximated their book values.

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

ITEM 8.    Financial Statements and Supplementary Data.

Consolidated Statements and Other Financial Information

Our consolidated financial statements, along with the report of our independent registered public accounting firm thereon, are attached to this report beginning on page F-4 and are incorporated herein by reference.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.    Controls and Procedures.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of January 31, 2013. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of January 31, 2013.

Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related Report of Independent Registered Public Accounting Firm are included herewith on pages F-2 and F-3 respectively, and are incorporated herein by reference.

We have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning software and have begun a process to expand and upgrade our financial systems. There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

On January 28, 2013, UTi Deutschland GmbH, a subsidiary of UTi Worldwide Inc., entered into the German Credit Facility. Additional information regarding these credit facilities, which is incorporated herein by reference, is set forth in Part II, Item 7 of this report under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facilities and Senior Notes.”

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors, the Audit Committee and Section 16(a) compliance is incorporated by reference under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, from our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which we refer to as the 2013 Proxy Statement, which will be filed within 120 days of January 31, 2013 pursuant to Regulation 14A.

Information regarding our executive officers is included in Part I, Item 1 of this report appearing under the caption, “Executive Officers and Other Senior Managers of Registrant.”

We have adopted a Code of Conduct and Ethics that applies to our executive officers, including the Chief Executive Officer and the Chief Financial Officer. The full text of the code is published on our website at www.go2uti.com in the “Corporate Governance” section. In the event that we make any amendments to, or grant any waivers of, a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose such amendment or waiver on our website. Information on our website, however, does not form a part of this Annual Report on Form 10-K and is not incorporate herein by reference.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated by reference under the captions “Information about the Board of Directors and Committees of the Board — Compensation of Directors” and “Compensation of Executive Officers” from our 2013 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with regard to the security ownership of certain beneficial owners and management is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of January 31, 2013 regarding the number of our ordinary shares that may be issued pursuant to our equity compensation plans:

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Plan category
Equity compensation plans approved by security holders	4,311,390	(1)(2)	$17.72	3,761,466	(3)
Equity compensation plan no approved by security holders	—		—	—

Total	4,311,390		$17.72	3,761,466

(1)

Of these shares, 35,880 are restricted share units granted pursuant to the 2004 Non-Employee Directors Share Incentive Plan. In addition, 2,318,899 are restricted share units granted under our 2009 and 2004 Long-Term Incentive Plans. These awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the passage of time. Under these awards, a portion of the award may vest annually over time or, alternatively, the award will vest in full at the end of the required retention period. Restricted share units granted under the 2004 Non-Employee Directors Share Incentive Plan generally vest and become non-forfeitable on the date immediately preceding the annual meeting of shareholders which follows the grant date of the restricted share units, provided that the director receiving such restricted share units is then serving as a director on such date. Receipt of such shares may be deferred under the terms of the plan.

(2)	Of these shares, 1,549,217 shares are subject to options pursuant to which the exercise price was above the closing market price of our ordinary shares as of January 31, 2013.

(3)	The restricted share units identified in Footnote 1 are not included in column (c).

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference under the captions “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others” from our 2013 Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference under the caption “Independent Registered Public Accountants” in our 2013 Proxy Statement.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

1.  Financial Statements and Financial Statement Schedule

Our consolidated financial statements are attached to this report and begin on page F-1.

2.  Exhibits

The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit	Description
3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed December 7, 2012)
3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed December 7, 2012)
10.1	Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)
10.2	Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.3	Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)
10.4	Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)
10.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.6+	Letter Agreement between Mr. Gene Ochi and the company, dated as of September 6, 2011 (which supersedes and replaces Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed September 8, 2011)
10.7+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.8+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.9+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.10+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10.11+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.12+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed June 9, 2006)
10.13+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10.14+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.15+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed June 9, 2006)
10.16+	Non-Employee Director Compensation Policy, as amended
10.17+	UTi Worldwide Inc. Supplemental Benefits Allowance Program (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 11, 2009)
10.18+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)
10.19+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10.20+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.21+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.22+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.23+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)
10.24+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.25+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.26+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.27+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.28+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10.29+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 000-31869), filed January 16, 2007)
10.30+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.31	Note Purchase Agreement, dated as of January 25, 2013, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 31, 2013)
10.32	Amended and Restated Letter of Credit and Cash Draw Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.33	Amended and Restated Letter of Credit Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.34	Credit Agreement dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Bank of the West (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.35	Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)
10.36	First Addendum to Facilities Agreement, dated April 4, 2012, by and among certain subsidiaries of UTi Worldwide Inc., certain lenders party thereto and Nedbank Limited, in its capacity as Arranger, Facility Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed April 9, 2012)
10.37+	Master Services Agreement between Matthys J. Wessels and the company, dated June 11, 2012 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)
10.38+	Separation Agreement and General Release between Lawrence R. Samuels and the company, dated as of November 5, 2012
10.39+	Employment Agreement of Richard G. Rodick, dated as of September 8, 2012 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2012)
10.40+	Amended and Restated Employment Agreement of Edward G. Feitzinger, dated as of October 1, 2012 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2012)
10.41	Agreement relating to a Credit Facility, dated as of January 25, 2013, by and between UTi Deutschland GmbH and Commerzbank Aktiengesellschaft
10.42+	Employment Agreement of Ronald W. Berger, dated as of October 1, 2012
10.43	Master Services Agreement between Mr. William Gates and the company, dated as of February 1, 2011 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K filed March 30, 2011)

12.1	Statement regarding computation of ratio of earnings to fixed charges
21	Subsidiaries of the company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

Date: April 1, 2013	By:	/s/ ERIC W. KIRCHNER
Eric W. Kirchner
Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTi Worldwide Inc.

Date: April 1, 2013	By:	/s/ ERIC W. KIRCHNER
Eric W. Kirchner
Chief Executive Officer, Director

Date: April 1, 2013	By:	/s/ RICHARD G. RODICK
Richard G. Rodick
Executive Vice President — Finance and Chief
Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date: April 1, 2013	By:	/s/ ROGER I. MACFARLANE
Roger I. MacFarlane
Chairman of the Board of Directors, Director

Date: April 1, 2013	By:	/s/ BRIAN D. BELCHERS
Brian D. Belchers
Director

Date: April 1, 2013	By:	/s/ C. JOHN LANGLEY, JR.
C. John Langley, Jr.
Director

Date: April 1, 2013	By:	/s/ LEON J. LEVEL
Leon J. Level
Director

Date: April 1, 2013	By:	/s/ ALLAN M. ROSENZWEIG
Allan M. Rosenzweig
Director

Date: April 1, 2013	By:	/s/ DONALD W. SLAGER
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2013.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal controls over financial reporting as of January 31, 2013. This report is included herewith under “Report of Independent Registered Public Accounting Firm,” on page F-3.

/s/ Eric W. Kirchner

Eric W. Kirchner

Chief Executive Officer

April 1, 2013

/s/ Richard G. Rodick

Richard G. Rodick

Executive Vice President — Finance, Chief Financial Officer

April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.

Long Beach, California

We have audited the internal control over financial reporting of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended January 31, 2013 of the Company and our report dated April 1, 2013 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.

Long Beach, California

We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss)/income, equity, and cash flows for each of the three years in the period ended January 31, 2013. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

April 1, 2013

UTi WORLDWIDE INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2013 and 2012

	As of January 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$237,276	$321,761
Trade receivables (net of allowances for doubtful accounts of $16,011 and $15,712 as of January 31, 2013 and 2012, respectively)	898,809	947,480
Deferred income taxes	19,595	20,372
Other current assets	156,385	132,545

Total current assets	1,312,065	1,422,158
Property, plant and equipment, net	242,898	216,299
Goodwill	314,269	415,222
Other intangible assets, net	143,366	119,015
Investments	969	1,108
Deferred income taxes	25,802	43,272
Other non-current assets	34,688	38,575

Total assets	$2,074,057	$2,255,649

LIABILITIES & EQUITY
Bank lines of credit	$79,213	$76,240
Short-term borrowings	1,129	1,019
Current portion of long-term borrowings	5,663	21,775
Current portion of capital lease obligations	11,377	13,768
Trade payables and other accrued liabilities	786,444	859,086
Income taxes payable	8,470	12,657
Deferred income taxes	2,775	1,927

Total current liabilities	895,071	986,472
Long-term borrowings, excluding current portion	204,434	231,204
Capital lease obligations, excluding current portion	73,538	15,845
Deferred income taxes	29,654	31,845
Other non-current liabilities	47,178	38,775
Commitments and contingencies
UTi Worldwide Inc. shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A — authorized 50,000,000; none issued	—	—
Class B — authorized 50,000,000; none issued	—	—
Common stock — authorized 500,000,000 ordinary shares of no par value; issued and outstanding 103,848,134 and 102,833,998 shares as of January 31, 2013 and 2012, respectively	505,237	491,073
Retained earnings	396,946	503,675
Accumulated other comprehensive loss	(92,348)	(55,983)

Total UTi Worldwide Inc. shareholders’ equity	809,835	938,765
Non-controlling interests	14,347	12,743

Total equity	824,182	951,508

Total liabilities and equity	$2,074,057	$2,255,649

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 31, 2013, 2012 and 2011

	Fiscal years ended January 31,
	2013	2012	2011
	( In thousands, except share and per share amounts)
Revenues	$4,607,521	$4,914,221	$4,549,773

Purchased transportation costs	3,020,988	3,210,352	2,994,302
Staff costs	894,503	938,592	849,995
Depreciation	48,917	48,018	46,008
Amortization of intangible assets	12,262	15,761	14,718
Severance and other	18,039	15,132	—
Goodwill impairment	93,008	—	—
Intangible assets impairment	1,643	5,178	—
Other operating expenses	546,456	552,518	522,034

Operating (loss)/income	(28,295)	128,670	122,716
Interest income	17,071	18,122	14,448
Interest expense	(30,486)	(31,908)	(30,557)
Other (expense)/income, net	(439)	(236)	1,245

Pretax (loss)/income	(42,149)	114,648	107,852
Provision for income taxes	51,891	35,650	33,229

Net (loss)/income	(94,040)	78,998	74,623
Net income attributable to non-controlling interests	6,466	6,465	4,720

Net (loss)/income attributable to UTi Worldwide Inc.	$(100,506)	$72,533	$69,903

Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.97)	$0.71	$0.70

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.97)	$0.70	$0.68

Cash dividends declared per common share	$0.06	$0.06	$0.06

Number of weighted average common shares outstanding used for per share calculations
Basic shares	103,544,171	102,586,527	100,577,194
Diluted shares	103,544,171	103,446,381	102,222,037

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

For the fiscal years ended January 31, 2013, 2012 and 2011

	Fiscal years ended January 31,
	2013	2012	2011
	(In thousands)
Net (loss)/income	$(94,040)	$78,998	$74,623

Other comprehensive (loss)/income:
Foreign currency translation	(36,263)	(21,977)	13,880
Defined benefit pension plan:
Net actuarial loss (net of tax of $743, $67 and $120)	(2,073)	(186)	(814)
Amortization of prior service cost (net of tax of $4, $6 and $4)	(4)	15	15
Foreign currency translation	167	244	(127)

Other comprehensive (loss)/income	(38,173)	(21,904)	12,954
Comprehensive (loss)/income	(132,213)	57,094	87,577
Comprehensive income attributable to non-controlling interests	4,658	5,428	5,886

Comprehensive (loss)/income attributable to UTi Worldwide Inc.	$(136,871)	$51,666	$81,691

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the fiscal years ended January 31, 2013, 2012 and 2011

	UTi Worldwide Inc.‘s Equity
	Common Stock		Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total
	(In thousands, except share data)
Balance at February 1, 2010	100,900,556	$464,731	$373,548	$(46,904)	$22,907	$814,282
Net income	—	—	69,903	—	4,720	74,623
Other comprehensive income	—	—	—	11,788	1,166	12,954
Shares issued	459,068	712	—	—	—	712
Stock options exercised	612,859	4,742	—	—	—	4,742
Share-based compensation costs	—	8,746	—	—	—	8,746
Excess tax benefits from share-based compensation	—	291	—	—	—	291
Dividends	—	—	(6,144)	—	—	(6,144)
Acquisition of non-controlling interests	—	5,662	—	—	(13,985)	(8,323)
Distribution to non-controlling interests and other	—	—	—	—	(1,719)	(1,719)

Balance at January 31, 2011	101,972,483	$484,884	$437,307	$(35,116)	$13,089	$900,164

Net income	—	—	72,533	—	6,465	78,998
Other comprehensive loss	—	—	—	(20,867)	(1,037)	(21,904)
Shares issued	551,212	235	—	—	—	235
Ordinary shares settled under share-based compensation plans	115,491	(2,035)	—	—	—	(2,035)
Stock options exercised	194,812	1,856	—	—	—	1,856
Share-based compensation costs	—	15,413	—	—	—	15,413
Excess tax benefits from share-based compensation	—	462	—	—	—	462
Dividends	—	—	(6,165)	—	—	(6,165)
Acquisition of non-controlling interests	—	(9,742)	—	—	(3,331)	(13,073)
Distribution to non-controlling interests and other	—	—	—	—	(2,443)	(2,443)

Balance at January 31, 2012	102,833,998	$491,073	$503,675	$(55,983)	$12,743	$951,508

Net (loss)/income	—	—	(100,506)	—	6,466	(94,040)
Other comprehensive loss	—	—	—	(36,365)	(1,808)	(38,173)
Shares issued	910,753	292	—	—	—	292
Ordinary shares settled under share-based compensation plans	(186,617)	(3,130)	—	—	—	(3,130)
Stock options exercised	290,000	2,210	—	—	—	2,210
Share-based compensation costs	—	14,556	—	—	—	14,556
Excess tax benefits from share-based compensation	—	19	—	—	—	19
Dividends	—		(6,223)			(6,223)
Acquisition of non-controlling interests	—	217	—	—	(217)	—
Distribution to non-controlling interests and other	—	—	—	—	(2,837)	(2,837)

Balance at January 31, 2013	103,848,134	$505,237	$396,946	$(92,348)	$14,347	$824,182

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 31, 2013, 2012 and 2011

	Fiscal years ended January 31,
	2013	2012	2011
	(In thousands)
OPERATING ACTIVITIES:
Net (loss)/income	$(94,040)	$78,998	$74,623
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Share-based compensation costs	14,556	15,413	8,746
Depreciation	48,917	48,018	46,008
Amortization of intangible assets	12,262	15,761	14,718
Amortization of debt issuance costs	1,556	2,194	3,088
Goodwill and intangible assets impairment	94,651	5,178	—
Deferred income taxes	16,957	(15,323)	(1,804)
Uncertain tax positions	469	335	(3,699)
Excess tax benefits from share-based compensation	(19)	(462)	(291)
(Gain)/loss on disposal of property, plant and equipment	(682)	141	338
Provision for doubtful accounts	4,507	6,863	4,361
Other	1,771	4,777	(988)
Changes in operating assets and liabilities:
Decrease/(increase) in trade receivables	1,561	(99,690)	(135,076)
Increase in other current assets	(28,226)	(1,168)	(21,664)
(Decrease)/increase in trade payables	(11,871)	41,518	72,185
(Decrease)/increase in accrued liabilities and other liabilities	(21,595)	15,375	12,340

Net cash provided by operating activities	40,774	117,928	72,885
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding software	(49,728)	(45,682)	(39,228)
Proceeds from disposals of property, plant and equipment	3,475	5,020	2,480
Purchases of software and other intangible assets	(36,692)	(39,003)	(19,645)
Net decrease/(increase) in other non-current assets	847	(5,975)	(1,811)
Acquisitions and related payments	(888)	—	(3,449)
Other	134	(29)	(570)

Net cash used in investing activities	(82,852)	(85,669)	(62,223)
FINANCING ACTIVITIES:
Borrowings from bank lines of credit	328,894	183,496	128,920
Repayments of bank lines of credit	(306,851)	(251,964)	(29,988)
Net repayments under revolving lines of credit	(7,552)	(26,404)	(33,817)
Net increase/(decrease) in short-term borrowings	174	(6,353)	(9,901)
Proceeds from issuances of long-term borrowings	200,869	154,744	84
Repayments of long-term borrowings	(205,000)	(36,133)	(68,169)
Debt issuance costs	(1,745)	(2,153)	—
Repayments of capital lease obligations	(17,384)	(18,824)	(19,202)
Acquisitions of non-controlling interests	(1,920)	(13,196)	(8,323)
Distributions to non-controlling interests and other	(2,837)	(2,469)	(5,453)
Ordinary shares settled under share-based compensation plans	(3,130)	(2,035)	—
Proceeds from issuance of ordinary shares	2,502	2,091	5,456
Excess tax benefits from share-based compensation	19	462	291
Dividends paid	(6,223)	(6,165)	(6,144)

Net cash used in financing activities	(20,184)	(24,903)	(46,246)
Effect of foreign exchange rate changes on cash and cash equivalents	(22,223)	(12,390)	11,595

Net decrease in cash and cash equivalents	(84,485)	(5,034)	(23,989)
Cash and cash equivalents at beginning of period	321,761	326,795	350,784

Cash and cash equivalents at end of period	$237,276	$321,761	$326,795

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 31, 2013, 2012 and 2011

1.    Summary of Significant Accounting Policies and Other

Basis of Presentation.    UTi Worldwide Inc. (UTi or the Company), is an international, non-asset-based supply chain services and solutions Company that provides air and ocean freight forwarding, contract logistics, customs clearance, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company’s fiscal year end is January 31. The Company serves its clients through a worldwide network of freight forwarding offices in over 140 countries, including independent agents, and over 180 contract logistics and distribution centers under management.

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries controlled by the Company (generally more than 50% ownership). Control is achieved where the Company has the power to govern the financial and operating policies of a subsidiary company so as to obtain benefits from its activities. The results of subsidiaries acquired during the year are included in the consolidated financial statements from the effective dates of acquisition. All intercompany transactions and balances have been eliminated upon consolidation. All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.

Use of Estimates.    The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, certain estimates relating to the Company’s business transformation initiatives, including useful life assumptions and the dates at which certain software applications become ready for their intended use (both of which impact the timing and amount of amortization), revenue recognition, income taxes, shared-based compensation assumptions, allowances for doubtful accounts, the initial and recurring valuation of certain assets acquired and liabilities assumed through business combinations (including goodwill, indefinite lived intangible assets, contingent earn-out payments, and contingent liabilities). Actual results could differ from those estimates.

Foreign Currency Translation.    Local currencies are generally considered the functional currencies of subsidiaries located outside of the United States of America.

Translation of the assets, liabilities, income and expense of subsidiaries with functional currencies other than the US Dollar.    Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses on translation are recorded as a separate component of shareholders’ equity under accumulated other comprehensive income or loss.

Translation of subsidiary loans.    Exchange differences arising on the translation of permanently invested long-term loans to subsidiary companies are recorded as a separate component of shareholders’ equity under accumulated other comprehensive income or loss. Exchange differences arising on the translation of long-term loans to subsidiary companies that are not permanent in nature are recorded as other (expense)/income, net in the consolidated statements of operations. These amounts were foreign exchange gains of $1,051, $265 and $1,768 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

Foreign currency transaction gains and losses.    Transactions in foreign currencies during the year are re-measured at rates of exchange ruling on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the consolidated statements of operations and included in purchased transportation costs. These amounts in purchased transportation costs were gains of $1,140, $2,631 and $2,454 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

Revenue Recognition.    The Company recognizes revenue in accordance with the ASC Topic 605, Revenue Recognition, (ASC 605). In accordance with ASC 605, certain billings such as sales taxes, value-added and other

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

taxes, customs, duties, and freight insurance premiums whereby the Company acts as an agent, have not been included in revenue.

Freight Forwarding.    The Company does not own or operate aircraft or ocean vessels and, consequently, contract with commercial carriers to arrange for the shipment of cargo. A majority of the Company’s freight forwarding business is conducted through non-committed space allocations with carriers. The Company arranges for, and in many cases provides, pick-up and delivery service between the carrier and the location of the shipper or recipient.

The Company provides airfreight forwarding services in two principal forms (i) as an indirect carrier, and occasionally (ii) as an authorized agent for airlines. When the Company acts as an indirect carrier with respect to shipments of freight, a House Airway Bill (HAWB) is typically issued upon receiving instruction from the client (the shipper). The HAWB serves as the contract of carriage between the Company and the shipper. When freight is tendered to the airline (the direct carrier), the Company receives a Master Airway Bill. The Master Airway Bill serves as the contract of carriage between the Company and the air carrier. As the Company provides services across a broad range of clients on commonly traveled trade lanes, when acting as an indirect carrier, the Company typically consolidates individual shipments into larger shipments, optimizing weight and volume combinations for lower-cost shipments on a consolidated basis. The Company typically acts as an indirect carrier with respect to shipments tendered to the Company by the client, however, in certain circumstances; the Company occasionally acts as an authorized agent for the airlines. In such circumstances, the Company is not considered to be an indirect carrier and does not issue a HAWB, but rather arranges for the transportation of individual shipments directly with the airline. In these instances, as compensation for arrangement of these shipments, the carriers pay the Company a management fee.

The Company provides ocean freight forwarding services in two principal forms (i) as an indirect carrier, sometimes referred to as a Non-Vessel Operating Common Carrier (NVOCC), and (ii) as an ocean freight forwarder nominated by the client (ocean freight forwarding agent). When the Company acts as an NVOCC with respect to shipments of freight, a House Ocean Bill of Lading (HOBL) is typically issued to the client (the shipper). The HOBL serves as the contract of carriage between the Company and the shipper. When the freight is tendered to the ocean carrier (the direct carrier), the Company receives a contract of carriage known as a Master Ocean Bill of Lading. The Master Ocean Bill of Lading serves as the contract of carriage between the Company and the ocean carrier. When the Company acts as an ocean freight forwarding agent, the Company typically does not issue a HOBL, but rather receives a management fee for managing the transaction as an agent, including booking and documentation between the client and the underlying carrier (contracted by the client).

Regardless of the forms through which the Company provide airfreight and ocean freight services, if ancillary services are provided to the client, such as the preparation of export documentation, additional fees are received.

When acting as an indirect carrier, the Company typically performs both the export and import portions of the shipment. In those instances, and in instances where the Company is performing only the export portion of the shipment, the Company consolidates the shipments and contracts directly with the airlines or ocean carriers. In these instances, the Company acts as the principle with respect to the shipment and therefore, recognizes revenue on a gross basis in accordance with ASC 605 and accordingly, revenue and purchased transportation costs for these shipments are recognized at the time the freight departs the terminal of origin which is when the client is billed. In situations where the Company performs only the import portion of the shipment, typically the client has arranged for transportation services with another party and the Company acts as an agent, rather than a principle in the transaction. The Company recognizes revenue for these shipments when the import services are completed. Accordingly, only the management fees for such services are included in revenue.

When acting as an authorized agent for airlines and when acting as an ocean freight forwarding agent (as defined above), the Company typically forwards the freight as an agent. In these circumstances, management fees

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

earned from the Company’s services are recognized at the time the freight departs the terminal of origin which is when the client is billed.

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

Customs brokerage revenue and other freight forwarding revenues are recognized when the client is billed, which for customs brokerage is when the necessary documentation for customs clearance has been completed and for other revenues is when the service has been provided to third parties in the ordinary course of business. Purchased transportation costs are recognized at the time the freight departs the terminal of origin. Certain costs, related primarily to ancillary services, are estimated and accrued at the time the services are provided and adjusted upon receipt of the carrier’s final invoices.

Contract Logistics and Distribution.    Contract logistics services primarily relate to value-added warehousing and the subsequent distribution of goods and materials in order to meet clients’ inventory needs and production or distribution schedules. Services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, cargo loading and unloading, assembly of freight and protective packaging, warehousing services, order management, customized distribution and inventory management services. Outsourced services include inspection services, quality centers and manufacturing support. Inventory management services include materials sourcing services pursuant to contractual, formalized repackaging programs and materials sourcing agreements.

The Company provides a range of distribution, consultation, outsourced management services, planning and optimization services, and other supply chain management services. Other services within the Contract Logistics and Distribution segment consist primarily of supply chain management services. The Company receives fees for the other supply chain management services that are performed. Contract logistics and distribution revenues are recognized when the service has been completed in the ordinary course of business.

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

For the years ended January 31, 2013, 2012 and 2011

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

Cash and Cash Equivalents and Concentration of Risks.    Cash and cash equivalents include currency on hand as well as demand deposits with banks or financial institutions. It also includes other kinds of accounts that have the general characteristics of demand deposits in that the Company may deposit additional funds at any time and also effectively may withdraw funds at any time without prior notice or penalty. Cash equivalents, include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. Investments with original maturities of three months or less qualify under that definition. Original maturity means the maturity from the date of the Company’s original investment.

The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $227,025 of these deposits were not insured by the Federal Deposit Insurance Corporation or similar entities outside of the United States (U.S.) as of January 31, 2013.

The Company has entered into agreements with certain of its distribution clients specifying the use of designated cash accounts for receivables collections from the end clients. Although the Company is required under these contracts to use such accounts for cash activity related to these clients, the Company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $27,614 and $37,406 at January 31, 2013 and 2012, respectively, and are included in cash and cash equivalents in the accompanying consolidated balance sheets.

Trade Receivables.    In addition to billings related to transportation costs, trade receivables include disbursements made on behalf of clients for value added taxes, customs duties, and other amounts remitted to governmental authorities on behalf of clients; and freight insurance. The billings to clients for these disbursements are not recorded as revenue and purchased transportation costs in the consolidated statements of operations. Management establishes reserves based on the expected ultimate collectability of these receivables.

Allowance for Doubtful Accounts.    The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, general and specific economic conditions, and local market conditions. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged to allowance for doubtful accounts to the Company’s consolidated statements of operations were $4,507, $6,863 and $4,361 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. The Company does not have any off-balance-sheet credit exposure related to its clients.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

Property, Plant and Equipment.    Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Years
Buildings and leasehold improvements	10-40
Computer equipment and software	3-7
Furniture, fixtures and equipment	3-10
Vehicles	3-10

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

Long-Lived Assets.    Long-lived assets, such as property, plant, and equipment, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset in accordance with ASC 360, Property, Plant and Equipment (ASC 360). If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including undiscounted cash flow models, quoted market values and third-party appraisals, as considered necessary.

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

The Company capitalizes certain internally-developed software costs in accordance with ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software (ASC 350). Amortization is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

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

For the years ended January 31, 2013, 2012 and 2011

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

Pharma Property Development Agreements.    During the fiscal year ended January 31, 2012, the Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. In addition to the other documents for the transaction, the Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the Company at that time. Together these agreements are referred to as the Pharma Property Development Agreements. As of September 1, 2012, development of the property was substantially completed and property, plant and equipment of $62,977 were placed into service. As of January 31, 2013, due to routine administrative processes, the property was not yet registerable for transfer, and accordingly, the Company’s pharmaceutical distribution business in South Africa is leasing the facility until such time as the purchase can be completed. Liabilities outstanding pursuant to the lease agreement are included in capital lease obligations. It is intended to be replaced with long-term financing upon the purchase.

Fair Value Measurements.    The estimated fair value of financial instruments has been determined using available market information and other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and estimation methodologies may be material to the estimated fair value amounts.

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, long-term deposits, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and call options, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As discussed further in Note 10, “Borrowings” on January 25, 2013, the company issued $150,000 and $50,000 of senior unsecured guaranteed notes bearing an interest rate of 4.10% and 3.50%, respectively. As of January 31, 2013, the fair values of these notes approximated their book values.

Interest-bearing bank loans and bank lines of credit are recorded at the proceeds received. Interest expense, including premiums payable on settlement or redemption, is accounted for on an accrual basis. Equity instruments are recorded at the proceeds received.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis, including property, plant, and equipment, goodwill, and intangibles assets. These assets are not measured at fair value on a recurring basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. A general description of the valuation methodologies used for assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy, is included in each footnote with fair value measurement present.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

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

Where the Company is self-insured in relation to freight-related and employee benefit-related exposures, adequate liabilities are estimated and recorded, in accordance with ASC 450, for the portion for which the Company is self-insured. Where the Company has transferred risk through an insurance policy yet retains the primary obligation with respect to such claims, the Company records a liability for full amount of unpaid claims, and records an asset for the full amount of insurance recovery. The Company expenses litigation costs as incurred. The ultimate resolution of any exposure to the Company may change as further facts and circumstances become known.

Reclassifications.    Certain amounts in previous years’ consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications include the combination of certain immaterial line items on the Company’s Consolidated Statements of Cash Flows and the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements.

Adoption of New Accounting Standards.    The Company did not adopt any new accounting standards during fiscal 2013.

Standards Issued But Not Yet Effective. In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires additional disclosures about the amounts reclassified out of other comprehensive income, including the effect on net income. The accounting guidance in ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and provides for prospective application. The Company will be required to make additional disclosures about the effect that reclassification adjustments have on net income, which may include cross-referencing to other disclosures currently required by U.S. GAAP.

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

For the years ended January 31, 2013, 2012 and 2011

2.    Acquisitions

All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.

The Company did not complete any material acquisitions during the fiscal years ended January 31, 2013, 2012 and 2011, with the following exceptions:

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

3.    Income Taxes

The Company is incorporated in the British Virgin Islands. The British Virgin Islands do not impose corporate income taxes. The Company’s operations are conducted throughout various subsidiaries in a number of countries throughout the world, including the United States. Consequently, income taxes have been provided based on the laws and rates in effect in the countries which operations are conducted or in which the Company’s subsidiaries are considered resident for corporate income tax purposes. Components of pre-tax loss/income are as follows are as follows:

	Fiscal years ended January 31,
	2013	2012	2011
Pre-tax (loss)/income from continuing operations:
United States	$(89,838)	$821	$6,489
Non-United States	47,689	113,827	101,363

Total	$(42,149)	$114,648	$107,852

The provision for taxes on losses/income from continuing operations consists of the following:

	U.S. Federal	U.S. State	Foreign	Total
Fiscal year ended January 31, 2013
Current	$624	$89	$34,302	$35,015
Deferred	1,315	263	15,298	16,876

Total	$1,939	$352	$49,600	$51,891

Fiscal year ended January 31, 2012
Current	$592	$118	$52,658	$53,368
Deferred	(3,620)	(724)	(13,374)	(17,718)

Total	$(3,028)	$(606)	$39,284	$35,650

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

	U.S. Federal	U.S. State	Foreign	Total
Fiscal year ended January 31, 2011
Current	$3,286	$657	$38,696	$42,639
Deferred	834	167	(10,411)	(9,410)

Total	$4,120	$824	$28,285	$33,229

A reconciliation of the Company’s statutory tax rate to the effective tax rate were as follows:

	Fiscal years ended January 31,
	2013	2012	2011
Pre-tax (loss)/income from continuing operations	$(42,149)	$114,648	$107,852
Statutory income tax rate for the Company(1)	—	—	—
Foreign income tax differential	(22,417)	29,130	26,201
Goodwill and intangible assets impairment	34,379	852	672
Deferred tax rate change adjustment	24	525	(36)
Non-deductible expenses	3,691	3,366	2,325
Deferred tax assets related to amalgamations	(8,857)	(18,898)	—
Change in valuation allowance	45,925	18,776	7,412
Net impact of change in uncertain tax positions	860	2,340	(1,724)
Other	(1,714)	(441)	(1,621)

Provision for income taxes	$51,891	$35,650	$33,229

	Fiscal years ended January 31,
	2013	2012	2011
Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	53.2	25.4	24.3
Goodwill and intangible assets impairment	(81.6)	0.7	0.6
Deferred tax rate change adjustment	(0.1)	0.5	—
Non-deductible expenses	(8.8)	2.9	2.2
Deferred tax assets related to amalgamations	21.0	(16.5)	—
Change in valuation allowance	(109.0)	16.4	6.9
Net impact of change in uncertain tax positions	(2.0)	2.0	(1.6)
Other	4.1	(0.3)	(1.6)

Effective income tax rate	(123.2)%	31.1%	30.8%

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

As the result of the deterioration of earnings and loss of clients, the Company updated its assessment of the realizability of deferred tax assets. Management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized for certain subsidiaries in United States, Spain and Israel. Based upon the level of historical taxable income and projections for future taxable income over the periods in

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

which the deferred tax assets are deductible, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at January 31, 2013. As a result, the Company recorded additional tax expense of $25,797 during the fourth quarter of fiscal 2013 related to valuation allowances for the above-mentioned jurisdictions.

In connection with the impairment of goodwill and other intangible assets as discussed in Note 7, the Company reviewed the deferred tax benefits associated with these assets. The impairments resulted in the Company recording a tax benefit of $3,177 for the year ended January 31, 2013.

During fiscal 2012, the Company completed an amalgamation of its subsidiaries in Spain which provided for the deductibility of goodwill associated with the 2002 purchase of the entities by the Company. The Company recorded a deferred tax asset of approximately $18,898 associated with such goodwill. A valuation allowance of approximately $10,065 was established against this deferred tax asset to recognize the amount that was more likely than not recoverable. Additionally, during fiscal year 2013, the Company recorded additional deferred tax assets of $8,857 associated with the finalization of the Spain amalgamation. Valuation allowance has been established against such assets.

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

Deferred tax benefit recognized in income tax expense resulting from operating loss carryforwards was $3,972 and $1,866 for the fiscal years ended January 31, 2013 and 2011, respectively, as compared to tax expense of $131 for the fiscal year ended January 31, 2012. Deferred tax expense of approximately $24 and $525 and deferred tax benefit of approximately $36 were attributable to statutory rate change adjustments for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

The deferred income tax assets and deferred income tax liabilities at January 31, 2013 and 2012 resulted from temporary differences associated with the following:

	January 31,
	2013	2012
Gross deferred income tax assets:
Allowance for doubtful accounts	$2,859	$2,994
Provisions not currently deductible	19,287	24,103
Property, plant and equipment	2,064	1,768
Net operating loss carryforwards	57,884	50,120
Retirement benefits	4,222	3,577
Goodwill and intangible assets	37,338	21,997
Other	11,179	2,596

Total gross deferred income taxes assets	134,833	107,155
Gross deferred income tax liabilities:
Property, plant and equipment	(7,961)	(7,464)
Goodwill and intangible assets	(21,693)	(24,185)
Other	(2,775)	(2,123)

Total gross deferred income tax liabilities	(32,429)	(33,772)
Valuation allowance	(89,436)	(43,511)

Net deferred income tax asset	$12,968	$29,872

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The deferred income tax assets and deferred income tax liabilities recognized in the consolidated balance sheets were as follows:

	January 31,
	2013	2012
Current deferred tax asset	$19,595	$20,372
Non-current deferred tax asset	25,802	43,272
Current deferred tax liability	2,775	1,927
Non-current deferred tax liability	29,654	31,845

The valuation allowance for deferred tax assets as of January 31, 2013 and 2012 was $89,436 and $43,511, respectively. The net change in the total valuation allowance was an increase of $45,925 and $18,776 for the fiscal years ended January 31, 2013 and 2012, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence including the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at January 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of January 31, 2013, the Company had approximately $15,302 of net operating loss carryforwards in various countries, which includes amounts obtained through acquisitions. These net operating loss carryforwards expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards. Approximately $10,179 of net operating loss carryforwards in various locations do not expire. The remaining $5,123 of net operating losses, associated with a variety of locations, will expire between 2014 and 2024.

No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $193,828 and $217,454 at January 31, 2013 and 2012, respectively.

4.    Uncertain Tax Positions

A reconciliation of the beginning and ending amounts of total unrecognized tax positions (excluding interest) included in other non-current liabilities were as follows:

	Fiscal years ended January 31,
	2013	2012	2011
Balance at beginning of year	$7,769	$5,508	$8,234
Increase for tax positions taken during the current year	2,000	1,169	533
Increase for tax positions taken in a prior period	652	3,000	—
Lapses and settlements	(1,792)	(1,931)	(3,339)
Foreign currency translation	(40)	23	80

Balance at the end of the year	$8,589	$7,769	$5,508

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. For the fiscal years ended January 31, 2013, 2012 and 2011, the Company accrued $813, $637 and $842 of interest, respectively. The total amount of unrecognized tax benefits that would favorably affect the Company’s effective tax rate if recognized was $8,296 and $7,096 as of January 31, 2013 and 2012, respectively. The total amount of interest accrued associated with the unrecognized tax benefits was $1,895 and $1,647 as of January 31, 2013 and 2012, respectively. Tax years 2008 through 2012 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. During fiscal 2013, the Company reached a settlement with a state tax authority and as a result reduced its liabilities for uncertain tax positions by $329. Also during fiscal 2013, the Company reduced its liabilities for uncertain tax positions by $1,463 due to the expiration of the statute of limitations, of which $357 was reduced in the fourth quarter of fiscal 2013. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of January 31, 2013 will decrease by up to $2,552 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

5.    Earnings per Share

Earnings per share are calculated were as follows:

	Fiscal years ended January 31,
	2013	2012	2011
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net (loss)/income	$(100,506)	$72,533	$69,903

Weighted average number of ordinary shares	103,544,171	102,586,527	100,577,194
Incremental shares required for diluted earnings per share related to stock options/restricted share units	—	859,854	1,644,843

Diluted weighted average number of ordinary shares	103,544,171	103,446,381	102,222,037

Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.97)	$0.71	$0.70

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.97)	$0.70	$0.68

Weighted-average diluted shares excluded from computation	—	2,969,560	2,696,745

Weighted-average diluted shares outstanding exclude shares representing stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the year or do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share.

For the fiscal year ended January 31, 2013, no incremental common shares are included in the computation of diluted (loss)/earnings per common share, as the Company has a net loss.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

6.    Property, Plant and Equipment

Property, plant and equipment at cost and accumulated depreciation were:

	January 31,
	2013	2012
Land	$15,368	$15,875
Buildings and leasehold improvements	107,908	108,930
Computer equipment and software	165,499	151,712
Furniture, fixtures and equipment	122,383	93,584
Vehicles	52,107	50,438

Property, plant and equipment, gross	463,265	420,539
Accumulated depreciation	(220,367)	(204,240)

Property, plant and equipment, net	$242,898	$216,299

The components of property, plant and equipment at cost and accumulated depreciation recorded under capital leases were:

	January 31,
	2013	2012
Land	$7,823	$—
Buildings and leasehold improvements	31,867	4,143
Computer equipment and software	21,909	20,624
Furniture, fixtures and equipment	47,391	25,348
Vehicles	17,852	18,391

Property, plant and equipment, gross	126,842	68,506
Accumulated depreciation	(35,928)	(35,130)

Property, plant and equipment, net	$90,914	$33,376

7.    Goodwill and Other Intangible Assets

Goodwill.    The changes in the carrying amount of goodwill by reporting segment for the fiscal years ended January 31, 2013 and 2012 were as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at January 31, 2011	$174,287	$249,687	$423,974
Foreign currency translation adjustment	(555)	(8,197)	(8,752)

Balance at January 31, 2012	173,732	241,490	415,222
Acquisitions and related payments	390	—	390
Goodwill impairment		(93,008)	(93,008)
Foreign currency translation adjustment	(1,475)	(6,860)	(8,335)

Balance at January 31, 2013	$172,647	$141,622	$314,269

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

In accordance with ASC 350, Intangibles — Goodwill and Other, impairment testing for goodwill is performed at least annually at the end of the second quarter of each fiscal year. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Based on the annual goodwill impairment test performed as of July 31, 2012, the Company determined that the fair values of its reporting units exceeded its carrying values and no impairment was recognized at that time.

During the fourth quarter ended January 31, 2013, the Company concluded there were indicators of potential goodwill impairment, including continued economic weakness in certain regions in which the Company operates. As a result of identifying indicators of impairment, the Company updated its goodwill impairment test for all of its reporting units as of January 31, 2013. Based on the results of the updated goodwill impairment test, the Company determined that the carrying values of three of its reporting units including goodwill exceeded the fair values of these reporting units and recorded a non-cash, goodwill impairment charge of $93,008, before a related deferred tax benefit of $2,717, as of January 31, 2013 in relation to the Company’s Contract Logistics and Distribution segment. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $193,502 and $100,494 at January 31, 2013 and 2012, respectively, all of which is included in the Company’s Contract Logistics and Distribution segment.

In the evaluation of goodwill impairment, the Company uses a DCF model which involves calculating the fair value of a reporting unit based on the present value of the estimated future cash flows. Cash flow projections were based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions and the uncertainty related to the business’s ability to execute on the projected cash flows. The discount rate used was based on the weighted-average cost of capital adjusted for relevant risk associated with the market participant expectations of characteristics of the individual reporting units. The inputs used to fair value the reporting units include projected revenue growth rates, profitability and the market participation assumptions within the discount rate, which were largely unobservable, and accordingly, are classified as Level 3.

Other Intangible Assets.    Amortizable intangible assets at January 31, 2013 and 2012 relate primarily to software applications internally-developed by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at January 31, 2013 and 2012 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at January 31, 2013
Internally-developed software	$118,259	$(6,775)	$111,484	6.7
Client relationships	84,132	(53,431)	30,701	8.8
Non-compete agreements	285	(111)	174	4.5
Other	4,007	(3,916)	91	3.7

Total	$206,683	$(64,233)	$142,450

Balance at January 31, 2012
Internally-developed software	$80,437	$(4,303)	$76,134	4.8
Client relationships	86,544	(45,328)	41,216	9.1
Non-compete agreements	882	(825)	57	4.7
Other	4,887	(4,192)	695	3.7

Total	$172,750	$(54,648)	$118,102

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

Amortization expense totaled $12,262, $15,761 and $14,718 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ended January 31:

2014	$19,489
2015	24,001
2016	22,850
2017	20,710
2018 and after	55,400

In addition to the amortizable intangible assets, the Company also had $916 and $913 of intangible assets not subject to amortization at January 31, 2013 and 2012, respectively, related primarily to acquired trade names. The Company’s accumulated impairment charge related to indefinite-life intangible assets was $3,709 at January 31, 2013 and 2012, all of which are included in the Company’s Contract Logistics and Distribution Segment.

Prior to determining the goodwill impairment charge, the Company evaluated purchased intangible assets subject to amortization and other long-lived assets as required by ASC 350. Due to the deterioration of earnings and loss of certain clients, earnings forecasts were revised, and the Company determined that they carrying value of certain client relationships within the Company’s Contract Logistics and Distribution segment were impaired. The Company recorded a non-cash impairment charge of $1,643 for its client relationships as of January 31, 2013. This charge was before a related deferred tax benefit of $460.

During the fourth quarter ended January 31, 2012, the Company performed an evaluation of the recoverability of its long-lived assets, including intangible assets subject to amortization, and recorded a non-cash impairment charge of $5,178 for a client relationship in the Company’s Contract Logistics and Distribution segment. This charge was before a related deferred tax benefit of $1,791. The intangible asset impairment relates to substantially all of the unamortized valuation of a client relationship from an acquisition in fiscal 2004. The intangible asset became impaired because the Company learned of the non-renewal of a client contract beginning in July 2012 where the Company was not prepared to lower its returns to retain the business.

The total costs of the Company’s acquisitions are allocated to assets acquired, including client relationships, based upon their estimated fair values at the date of acquisition. Renewal assumptions, which are included in the factors considered when determining fair value, are amended from time to time during the Company’s evaluation of the recoverability of its long-lived assets and intangible assets subject to amortization, including client relationships. The carrying amount of the client relationships was reduced to fair value, as determined using an undiscounted cash flow analysis, which utilizes a number of significant assumptions and management estimates that use unobservable inputs, and therefore, are classified as Level 3.

8.    Severance and other

Severance and other.    Charges incurred for employee severance and other costs primarily relate to the Company’s ongoing business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a consistent organizational structure on a worldwide basis. Although the Company has not adopted a formal plan of restructuring or termination pursuant to ASC 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation — Retirement Benefits (ASC 715), the Company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. There were no such charges during the fiscal year ended January 31, 2011.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The following table shows a summary of severance and other charges:

	Fiscal years ended January 31,
	2013	2012
Employee severance costs	$12,826	$9,645
Facility exit costs	—	2,381
Legal settlements	5,213	3,106

Total	$18,039	$15,132

Facility exit costs.    Amounts charged for other exit costs for the fiscal year ended January 31, 2012 were $2,381. These charges were incurred in connection with the closure of certain underutilized contract logistics facilities in Europe.

Legal settlements.    During the fiscal year ended January 31, 2013, the Company recorded a charge for $5,213 related to an adverse legal judgment rendered in October 2012, which related to a January 2006 warehouse fire in the Company’s operations in Sydney, Australia.

The Company was involved in a dispute with the South African Revenue Service with respect to the Company’s use of “owner drivers” for the collection and delivery of cargo in South Africa. The South African Revenue Service previously claimed that the Company was liable for employee taxes in respect of these owner drivers. Although a settlement had not been reached as of January 31, 2012, during the fourth quarter ended January 31, 2012, the Company recorded a charge for $3,106 representing an estimated settlement value for all years under review. The aggregate amount claimed by the South African Revenue Service for all years under review was approximately $9,202 based on exchange rates as of January 31, 2012. The Company settled the matter during the fiscal year ended January 31, 2013, for an amount approximating the accrual.

Certain information regarding employee severance and other costs by segment is summarized were as follows:

	Fiscal years ended January 31,
	2013	2012
Freight Forwarding	$6,029	$5,555
Contract Logistics and Distribution	9,680	5,653
Corporate	2,330	3,924

Total	$18,039	$15,132

9.    Trade Payables and Other Accrued Liabilities

Trade payables and other accrued liabilities were comprised of the following:

	January 31,
	2013	2012
Trade payables	$592,529	$649,939
Interest payable	1,956	7,399
Staff cost related accruals	69,533	92,586
Contingent consideration	700	—
Other payables and accruals	121,726	109,162

Total trade payables and other accrued liabilities	$786,444	$859,086

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

10.    Borrowings

Borrowings were comprised of the following:

	January 31,
	2013	2012
Bank lines of credit	$79,213	$76,240
Short-term borrowings	1,129	1,019
Current portion of long-term borrowings	5,663	21,775
Long-term borrowings, excluding current portion	204,434	231,204

Total borrowings	$290,439	$330,238

The amounts due under long-term borrowings as of January 31, 2013 are repayable in the following fiscal years:

2014	$5,663
2015	2,559
2016	1,561
2017	314
2018 and after	200,000

Total	$210,097

Borrowings are denominated primarily in U.S. dollars. Weighted interest rates are calculated based upon balances at fiscal year-end. Weighted interest rates and average borrowings for bank lines of credit and short-term borrowings are as follows:

	January 31,
	2013	2012
Weighted interest rates on the Company’s outstanding debt based upon borrowings outstanding as of the period ending approximated	3.2%	2.2%
Weighted interest rate on the bank lines of credit based upon borrowings outstanding	3.0%	1.4%
Average bank lines of credit over the respective fiscal years	$149,888	$221,300
Weighted average interest rate on short-term borrowings approximated	1.1%	1.0%
Average short-term borrowings over the respective fiscal years	$1,122	$4,727

Bank Lines of Credit.    The Company utilizes a number of financial institutions to provide it with borrowings and letters of credit, guarantee and working capital facilities. Certain of these credit facilities are used for working capital, for issuing letters of credit to support the working capital and operational needs of various subsidiaries, to support various customs bonds and guarantees, and for general corporate purposes. In other cases, customs bonds and guarantees are issued directly by various financial institutions. In some cases, the use of a particular credit facility is restricted to the country in which it originates. These particular credit facilities may restrict distributions by the subsidiary operating in such country.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The following table presents information about the facility limits, aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of January 31, 2013:

	2011 Royal Bank of Scotland N.V. (RBS) Facility(1)	2011 Nedbank Facility(2)	2011 Bank of the West Facility(3)	Germany Credit Facility(5)	2009 Nedbank South African Facilities(4)	Other Facilities(6)	Total
Maturity date	June 24, 2013	June 24, 2016	June 24, 2014	January 31, 2014	July 9, 2016	Various
Credit facility limit	$50,000	$75,000	$50,000	$51,351	$58,056	$208,371	$492,778

Facility usage for cash withdrawals(7)	—	79	—	102	2,054	76,978	79,213
Letters of credit and guarantees outstanding	31,894	2,924	—	847	25,677	95,549	156,891

Total facility/usage	$31,894	$3,003	$—	$949	$27,731	$172,527	$236,104

Available, unused capacity	$18,106	$71,997	$50,000	$50,402	$30,325	$35,844	$256,674
Available for cash withdrawals	$—	$34,921	$50,000	$50,402	$31,121	$31,866	$198,310

(1)	Fees under this facility are generally based on the amount of outstanding letters of credit, with additional interest and fees due in the event a drawing is honored under an outstanding letter of credit.

(2)	The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 24, 2014 for cash draw items. This facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate.

(3)	The 2011 Bank of the West Facility provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. This facility bears interest at the Company’s choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate, or (iii) 1% above the one-month LIBOR rate.

(4)	The amounts in the table above reflect the Company’s South African rand (ZAR) 525,000 revolving credit facility, which is comprised of a ZAR 300,000 working capital facility and a ZAR 225,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of this facilities agreement, and which are included under capital lease obligations on the Company’s consolidated balance sheet.

(5)	On January 25, 2013, UTi Deutschland GmbH, a subsidiary of UTi Worldwide Inc., entered into an Agreement Relating to Credit Facility with Commerzbank Aktiengesellschaft (German Credit Facility). The German Credit Facility bears interest at the Euro OverNight Index Average rate plus 1.7% and provides for both cash draws and guarantees.

(6)	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries. The largest of these other additional facilities is the credit facility of the Company’s subsidiary in Japan.

(7)	Amounts in this row reflect cash withdrawals supporting outstanding cash borrowings by the Company’s subsidiaries.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The 2011 Nedbank Facility, 2011 RBS Facility, the 2011 Bank of the West Facility and the German Credit Facility are referred to, collectively, as the Global Credit Facilities. The Company’s obligations under the Global Credit Facilities are guaranteed by certain of its subsidiaries (Subsidiary Guarantors).

2009 South African Facilities Agreement.    On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into a South African credit facility pursuant to an agreement (as amended, the South African Facilities Agreement) with Nedbank Limited, acting through its Corporate Banking Division, which agreement was amended by a First Addendum to Facilities Agreement dated April 4, 2012. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of the Company’s subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.

The South African Facilities Agreement provides the Company with the option to request that the lenders increase their commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 225,000 subject to the approval of such lenders and the satisfaction of certain conditions precedent.

Other Additional Facilities.    In addition to the credit, letters of credit and guarantee facilities provided under the Global Credit Facilities and the South African Facilities Agreement the Company and its subsidiaries utilize a number of financial institutions to provide it and its subsidiaries with additional credit, letters of credit and guarantee facilities. In some cases the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. In connection with these other additional facilities, in October 2012 the Company’s subsidiary in Japan entered into a Japanese Yen (JPY) 4,000,000 borrowing arrangement with Sumitomo Mitsui Banking Corporation (the Japan Credit Facility). At January 31, 2013, the Company had $43,935 of indebtedness outstanding under the Japan Credit Facility, which amount is included in the column “Other Facilities” in the table above. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 1.2% and has a maturity date of October 19, 2013. The Company’s subsidiary may at any time prepay all or part of the outstanding borrowings under the Japan Credit Facility, subject to terms of the agreement.

Short-term Borrowings.    The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities listed above. The total of such bank borrowings at January 31, 2013 and 2012 was $1,129 and $1,019, respectively.

Long-term Borrowings.    The following table presents information about the aggregate amount of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes as of January 31, 2013:

	2013 Series A Notes	2013 Series B Notes	Other Facilities	Total
Maturity date	February 1, 2022	February 1, 2020
Original principle	$150,000	$50,000
Interest rate per annum	4.10%	3.50%	5.17%
Balance at January 31, 2013:
Current portion of long-term borrowings	—	—	5,663	5,663
Long-term borrowings, excluding current portion	150,000	50,000	4,434	204,434

Total	$150,000	$50,000	$10,097	$210,097

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

On January 25, 2013, the Company issued $200,000 (principal amount) of senior unsecured guaranteed notes (collectively, the 2013 Notes) pursuant to a note purchase agreement (2013 Note Purchase Agreement) entered into among the Company, certain of its subsidiaries as guarantors (Subsidiary Guarantors) and The Prudential Insurance Company of America (Prudential), and a limited number of entities affiliated with, or managed by, Prudential. In exchange for the 2013 Series B Notes, the purchasers thereof returned to us and extinguished, the Company’s $50,000 in immediately available funds. Approximately $40,200 of the net proceeds from the 2013 Series B Notes was used to prepay on January 29, 2013 the Company’s previously outstanding 8.06% Senior Unsecured Guaranteed Notes due August 9, 2014 originally issued by the Company on July 9, 2009.

The 2013 Series A Notes bear interest, payable semi-annually, on the first day of February and August of each year, commencing February 1, 2013, until the principal of the 2013 Series A Notes shall have become due and payable. Pursuant to the 2013 Series A Notes, principal payments of $20,000 each are due on February 1, 2018, August 1, 2018, August 1, 2020, February 1, 2021, August 1, 2021 and February 1, 2022 and of $10,000 each on February 1, 2019, August 1, 2019 and February 1, 2020. The 2013 Series A Notes have a maturity date of February 1, 2022, on which date the principal which has not been prepaid is due and payable. The 2013 Series B Notes bear interest, payable semi-annually, on the first day of February and August of each year, commencing February 1, 2013, until the principal thereof shall have become due and payable. Pursuant to the 2013 Series B Notes, principal payments of $10,000 each are due on the first day of February and August of each year, commencing February 1, 2018 and continuing through February 1, 2020. The 2013 Series B Notes have a maturity date of February 1, 2020, on which date the principal which has not been prepaid is due and payable. The Company may at any time prepay all or a part of the principal amount of the 2013 Notes subject to a make-whole payment and other terms. If a “Change of Control” (as defined in the 2013 Note Purchase Agreement) occurs, the Company is required to offer to prepay the outstanding 2013 Notes at 100% of the principal amount of such 2013 Notes, together with interest thereon, to the date of prepayment.

The 2013 Note Purchase Agreement contains various covenants and events of defaults including, but not limited to, financial covenants, restrictions on certain types of activities and transactions, restrictions on dividends in certain circumstances, reporting covenants, affirmative and negative covenants and other provisions. In the case of certain events of default, the entire unpaid principal amount of, and all accrued but unpaid interest on, the 2013 Notes will automatically, or depending on the nature of the event of default, may at the election of the holder(s) thereof, become immediately due and payable. The payment and performance of all obligations of UTi under the 2013 Note Purchase Agreement are guaranteed by the Subsidiary Guarantors.

The Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and the Company’s other credit, letters of credit and guarantee facilities require the Company and, in certain cases some of the Company’s subsidiaries, to comply with financial and other affirmative and negative covenants. Some of the covenants include maintaining a minimum debt service ratio, specified net worth, a specified leverage ratio and minimum interest charge coverage requirements, among others. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. These agreements and facilities also contain limitations on the payment by the Company and/or by various subsidiaries of the Company dividends and distributions. Furthermore, the Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and certain of the Company’s other credit facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the 2013 Note Purchase Agreement the right to declare a default if the Company or its subsidiaries default under other indebtedness in certain circumstances. Should the Company fail to comply with these covenants, the Company would be required to seek to amend the covenant or to seek a waiver of such non-compliance. If the Company is unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various facilities the 2013 Note Purchase Agreement could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

provided thereunder would no longer be available to the Company and its subsidiaries. The Company concluded that it was in compliance with the covenants set forth in the 2013 Note Purchase Agreement, Global Credit Facilities, the South African Facilities Agreement and the other credit, letters of credit and guarantee facilities as of January 31, 2013.

11.    Supplemental Financial Information

Other Operating Expenses.    Other operating expenses are comprised of selling, general and administrative costs. The following table shows a summary of other operating expenses:

	Fiscal years ended January 31,
	2013	2012	2011
Advertising costs	$3,660	$2,541	$3,196
Facilities and communication	196,899	204,453	190,512
Vehicle expenses	55,250	53,943	50,539
Other operating expenses	290,647	291,581	277,787

Total other operating expenses	$546,456	$552,518	$522,034

Supplemental Cash Flow Information.    The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Fiscal years ended January 31,
	2013	2012	2011
Net cash paid for:
Interest*	$44,654	$35,648	$35,408
Income taxes	55,605	50,245	36,892
Withholding taxes	1,490	501	524
Non-cash activities:
Capital lease and other obligations to acquire assets	13,825	15,829	12,243
Liability incurred for contingent consideration obligations	700	—	300
Obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	30,927	37,351	—

*	Net cash paid for interest is inclusive of capitalized interest of $6,908, $4,156 and $1,935 for the fiscal years ended 2013, 2012 and 2011, respectively, and excludes cash paid for debt issuance costs.

For the fiscal year ended 2013, net cash paid for interest includes a make-whole interest payment of approximately $2,100, which was paid in conjunction with the issuance of the 2013 Notes in exchange for the Company’s previously outstanding 2011 and 2009 Notes.

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

For the years ended January 31, 2013, 2012 and 2011

controls. Total net assets which may not be transferred to the Company in the form of loans, advances, or cash dividends by the Company’s subsidiaries without the consent of a third party were less than 10% of the Company’s consolidated total net assets as of the end of the most recent fiscal year.

12.    Retirement Benefit Plans

Defined Contribution Plans.    In certain countries, the Company sponsors defined contribution plans for all eligible employees. The assets of the plans are held separately from those of the Company. The Company is required to contribute a specified percentage of payroll costs to the plan to fund the benefits, as specified in the respective plan documents. The only obligation of the Company with respect to these plans is to make the required contributions. For the fiscal years ended January 31, 2013, 2012 and 2011, the Company’s contributions to these plans were $10,853, $6,672 and $10,699, respectively.

Defined Benefit Plans.    The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are generally entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age. The Company uses a January 31 measurement date for its defined benefit plans.

The following table summarizes the changes in benefit obligations and fair value of plan assets, funded status and amounts recognized in the accompanying consolidated balance sheets primarily in other non-current liabilities:

	Fiscal years ended January 31,
	2013	2012
Change in benefit obligations:
Benefit obligations at beginning of year	$34,942	$35,190
Service cost	1,267	1,549
Interest cost	2,089	2,026
Plan participants’ contributions	363	337
Actuarial loss	9,118	54
Benefits paid	(1,474)	(2,696)
Curtailment/termination	(320)	(392)
Foreign currency translation	(897)	(1,126)

Benefit obligations at beginning of year	$45,088	$34,942

Change in plan assets:
Fair value of plan assets at beginning of year	$24,953	$25,129
Actual return on plan assets	6,156	1,325
Employer contributions	1,622	2,263
Plan participants’ contributions	363	337
Realized gain/(loss) on assets	455	(308)
Benefits paid	(1,396)	(2,618)
Curtailment/termination	(255)	(345)
Foreign currency translation	(899)	(830)

Fair value of plan assets at end of year	$30,999	$24,953

Funded status	$(14,089)	$(9,989)

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The accumulated benefit obligation for all defined benefit plans was $40,170 and $31,834 at January 31, 2013 and 2012, respectively. The following table represents information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at January 31:

	2013	2012
Projected benefit obligation	$37,932	$27,921
Accumulated benefit obligation	34,179	25,596
Fair value of plan assets	22,980	15,676

Weighted-average assumptions used to determine benefit obligations were as follows at January 31:

	2013	2012
Discount rate	5%	6%
Rate of increase in future compensation levels	3%	3%

Amounts recognized in consolidated accumulated other comprehensive loss was as follows at January 31:

	2013	2012
Accumulated other comprehensive loss:
Unrecognized net actuarial loss	$6,903	$5,002
Unrecognized net transition obligation	32	14
Unrecognized prior service costs	94	103

Net amount recognized in accumulated other comprehensive loss	$7,029	$5,119

The remaining balance within consolidated accumulated other comprehensive loss of $85,319 and $50,864 at January 31, 2013 and 2012, respectively, are attributable to foreign currency translation adjustments. The changes in consolidated accumulated other comprehensive loss for defined benefit plans at the beginning and end of the year are as follows:

	Gross	Net of Tax Effect
Amounts recognized at February 1, 2012	$6,896	$5,119
Net actuarial loss	2,815	2,073
Amortization of net transition obligation	25	17
Amortization of prior service cost	(17)	(13)
Foreign currency translation	(314)	(167)

Amount recognized at the January 31, 2013	$9,405	$7,029

The Company estimates that $244 will be amortized from consolidated accumulated other comprehensive loss into net periodic benefit cost during the year ending January 31, 2014 resulting from changes in plan experience and actuarial assumptions.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The components of net periodic benefit cost were as follows:

	Fiscal years ended January 31,
	2013	2012	2011
Service cost	$1,267	$1,549	$3,477
Interest cost	2,089	2,026	1,866
Expected return on assets	(1,281)	(1,406)	(1,265)
Amortization of net actuarial loss	951	142	215
Amortization of net transition obligation	4	2	2
Amortization of prior service cost	17	18	17

Net periodic benefit cost before curtailment/termination costs	3,047	2,331	4,312
Curtailment/termination costs	(72)	1	—

Net periodic benefit cost	$2,975	$2,332	$4,312

Weighted-average assumptions used to determine net periodic benefit cost at January 31:

	2013	2012	2011
Discount rate	6%	6%	7%
Rate of increase in future compensation levels	3%	3%	3%
Expected long-term rate of return on assets	6%	7%	7%

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The following table presents information about the Company’s plan assets measured at fair value on a recurring basis at January 31, 2013 and 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Asset allocation percentages
Balance at January 31, 2013
Assets categories:
Cash and cash equivalents	$3,937	$3,937	$—	$—	13%
Equity securities(a)	2,011	2,011	—	—	6
Fixed income securities:
Guaranteed insurance contracts(b)	12,799	—	—	12,799	41
Corporate bonds(c)	904	—	904	—	3
Government securities(d)	1,159	1,136	23	—	4
Mutual funds:
Equity securities(e)	4,725	—	4,725	—	15
Fixed income securities:
Money market fund	1,240	—	1,240	—	4
Corporate(f)	2,553	—	2,553	—	8
Government(g)	774	—	774	—	3
Mixed securities(h)	49	—	49	—	—
Hedge funds(i)	848	—	—	848	3

Total	$30,999	$7,084	$10,268	$13,647	100%

Balance at January 31, 2012
Assets categories:
Cash and cash equivalents	$3,547	$3,547	$—	$—	14%
Equity securities(a)	1,326	1,326	—	—	5
Fixed income securities:
Guaranteed insurance contracts(b)	6,493	—	6,493	—	26
Corporate bonds(c)	608	—	608	—	2
Government securities(d)	2,407	2,384	23	—	10
Mutual funds:
Equity securities(e)	4,782	—	4,782	—	19
Fixed income securities:
Money market fund	1,182	—	1,182	—	5
Corporate(f)	1,831	—	1,831	—	7
Government(g)	1,620	—	1,620	—	7
Mixed securities(h)	39	—	39	—	—
Hedge funds(i)	1,118	—	—	1,118	5

Total	$24,953	$7,257	$16,578	$1,118	100%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

(a)	This category comprises of investments in domestic and international equity securities.

(b)	This category comprises of investments in guaranteed insurance contracts (GIC), whereby the interest rate, as well as the surrender value, is guaranteed.

(c)	This category comprises of investments in domestic and international bond securities.

(d)	This category comprises of investments in non-U.S. government treasury securities and bonds.

(e)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international equity securities.

(f)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international fixed income securities, such as corporate bonds.

(g)	This category comprises of investments in mutual funds whose underlying investments are in non-U.S. government treasury securities and bonds.

(h)	This category comprises of investments in mutual funds whose underlying investments are in both domestic and international equity and fixed income securities.

(i)	This category comprises of investments in mutual funds whose underlying investments are in South African hedge funds, which invests in a wide range of investment strategies and underlying managers.

For plan assets classified as Level 1, the fair value is determined by either the price of the most recent trade at the time of the market close or the official close price, as quoted by the exchange on which the security is most actively traded on the measurement date.

For plan assets classified as Level 2, the fair value is calculated using the net asset value (NAV) per unit, as determined by the market prices of the respective fund’s underlying investments, and can be redeemed at the NAV per unit (or its equivalent) at the measurement date.

For plan assets classified as Level 3, the fair value is based on significant unobservable inputs, including assumptions where there is little, if any, market activity for the investment. The fair value of the hedge funds are determined from valuations of the underlying investments provided by portfolio / fund managers on a monthly or quarterly basis. These valuations are reviewed for reasonableness based on applicable sector, benchmark and Company performance. Where available, audited financial statements are obtained and reviewed for the investments as support for the manager’s investment valuation. The fair value of a GIC is determined as its contract value, using a guaranteed rate of return based on various factors, such as mortality and renewal assumptions, and will increase if the market performance exceeds that return.

The following table presents the changes in Level 3 category assets on a recurring basis for the fiscal years ended January 31, 2013 and 2012:

	Fair value measurements using significant unobservable inputs (Level 3)
	2013	2012
Balance at beginning of year	$1,118	$1,101
Actual return on plan assets	150	142
Purchases, sales and settlements	(280)	(35)
Transfers into Level 3	12,206
Foreign currency translation	453	(90)

Balance at end of year	$13,647	$1,118

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

For the year ended January 31, 2013, 2012 and 2011, the Company contributed $1,622, $2,263 and $2,981, respectively, to its defined benefit plans. The Company currently anticipates contributing $2,366 to fund its defined benefit plans during the year ending January 31, 2014.

The following table shows the estimated future benefit payments for each of the next five fiscal years ending January 31 and the five years thereafter:

2014	$1,319
2015	1,347
2016	1,562
2017	2,115
2018	2,476
2019-2023	12,400

13.    Shareholders’ Equity

During each of the fiscal years ended January 31, 2013, 2012 and 2011, the Company’s Board of Directors declared a dividend on the Company’s outstanding ordinary shares of $0.06 per share, totaling $6,223, $6,165 and $6,144, respectively.

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

2009 LTIP.    Options granted under the 2009 LTIP generally vest over a period of three to five years beginning on the first anniversary of the grant date, however the term of vesting may differ when it is established at the time of grant. Incentive options generally vest only as long as participants remain employees of the Company. The maximum contractual term of options granted in this plan is 10 years. RSUs vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested RSUs are generally forfeited upon termination of employment. Performance based awards generally vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met. At January 31, 2013 and 2012, there were 3,359,568 and 4,258,032 shares, respectively, available for grant under the plan.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The following tables summarize option and RSU activity under the 2009 LTIP:

	2009 LTIP (Options)
	January 31, 2013
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable	Expected to vest
Shares subject to stock options	183,983	234,477	—	—	418,460	66,934	346,909
Weighted average exercise price	$19.73	$16.81	$—	$—	$18.09	$19.13	$17.90
Weighted average grant date fair value		$6.97
Weighted average remaining contractual term (years)					8.8	8.1	8.9
Aggregate intrinsic value					$18	$18	$—

	January 31, 2012
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable
Shares subject to stock options	8,408	179,961	—	(4,386)	183,983	8,408
Weighted average exercise price	$12.58	$20.07	$—	$20.07	$19.73	$12.58
Weighted average grant date fair value		$8.77
Weighted average remaining contractual term (years)					9.2	8.4
Aggregate intrinsic value					$19	$19

	January 31, 2011
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable
Shares subject to stock options	—	8,408	—	—	8,408	8,408
Weighted average exercise price	$—	$12.58	$—	$—	$12.58	$12.58
Weighted average grant date fair value		$5.86
Weighted average remaining contractual term (years)					9.4	9.4
Aggregate intrinsic value					$78	$78

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the exercise price and the Company’s closing stock price on the last trading day of fiscal 2013, multiplied by the number of in-the-money options) that would have been received by the option holders if the

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

options had been exercised on January 31, 2013. At January 31, 2013, there were 8,408 in-the-money options under the 2009 LTIP.

	2009 LTIP (RSUs)
	January 31, 2013
	Beginning outstanding	Granted	Vested	Cancelled	Ending outstanding	Expected to vest
Restricted stock units	1,557,424	936,754	(373,131)	(141,466)	1,979,581	1,788,846
Weighted average grant date fair value	$18.44	$16.29	$17.89	$17.01	$17.34	$17.34
Weighted average remaining contractual term (years)					1.8	1.8
Aggregate intrinsic value					$29,219	$26,403

	January 31, 2012
	Beginning outstanding	Granted	Vested	Cancelled	Ending outstanding
Restricted stock units	1,016,552	827,162	(224,894)	(61,396)	1,557,424
Weighted average grant date fair value	$16.95	$19.87	$17.14	$17.78	$18.44
Weighted average remaining contractual term (years)					3.7
Aggregate intrinsic value					$23,190

	January 31, 2011
	Beginning outstanding	Granted	Vested	Cancelled	Ending outstanding
Restricted stock units	46,232	1,017,053	(25,667)	(21,066)	1,016,552
Weighted average grant date fair value	$13.05	$17.04	$13.21	$17.14	$16.95
Weighted average remaining contractual term (years)					4.1
Aggregate intrinsic value					$22,224

The aggregate intrinsic value in the table above represents the number of unvested RSUs multiplied by the Company’s closing stock price on the last trading day of fiscal 2013.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The following tables summarize option and RSU activity under the 2004 LTIP:

	2004 LTIP (Options)
	January 31, 2013
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable	Expected to vest
Shares subject to stock options	1,437,585	—	(15,000)	(116,584)	1,306,001	1,298,501	7,097
Weighted average exercise price	$20.32	$—	$16.64	$21.56	$20.24	$20.26	$16.64
Weighted average remaining contractual term (years)					2.8	2.8	1.5
Aggregate intrinsic value			$13		$18	$209	$—

	January 31, 2012
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable
Shares subject to stock options	1,582,102	—	(53,550)	(90,967)	1,437,585	1,366,973
Weighted average exercise price	$20.51	$—	$16.32	$25.66	$20.32	$20.64
Weighted average remaining contractual term (years)					3.7	3.6
Aggregate intrinsic value			$266		$230	$153

	January 31, 2011
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable
Shares subject to stock options	1,827,663	—	(87,488)	(158,073)	1,582,102	1,426,962
Weighted average exercise price	$20.32	$—	$15.62	$20.94	$20.51	$21.04
Weighted average remaining contractual term (years)					4.6	4.3
Aggregate intrinsic value			$98		$4,620	$3,568

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

At January 31, 2013, there were 166,836 in-the-money options under the 2004 LTIP.

	2004 LTIP (RSUs)
	January 31, 2013
	Beginning outstanding	Granted	Vested	Cancelled	Ending outstanding	Expected to vest
Restricted stock units	868,048	—	(493,675)	(35,055)	339,318	327,699
Weighted average grant date fair value	$17.90	$—	$20.08	$16.65	$14.72	$14.72
Weighted average remaining contractual term (years)					0.6	0.6
Aggregate intrinsic value					$5,008	$4,837

	January 31, 2012
	Beginning outstanding	Granted	Vested	Cancelled	Ending outstanding
Restricted stock units	1,319,950	—	(366,638)	(85,264)	868,048
Weighted average grant date fair value	$18.05	$—	$18.36	$18.09	$17.90
Weighted average remaining contractual term (years)					1.6
Aggregate intrinsic value					$12,925

	January 31, 2011
	Beginning outstanding	Granted	Vested	Cancelled	Ending outstanding
Restricted stock units	1,794,895	—	(402,944)	(72,001)	1,319,950
Weighted average grant date fair value	$18.00	$—	$17.40	$17.21	$18.05
Weighted average remaining contractual term (years)					1.8
Aggregate intrinsic value					$28,907

2000 Stock Option Plan.    The 2000 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to the Company’s directors, executives, employees and consultants. The maximum contractual term of options granted under the plan is 10 years from grant date.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The following table summarizes option activity under the 2000 Stock Option Plan:

	2000 Stock Option Plan
	January 31, 2013
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable
Shares subject to stock options	438,150	—	(260,000)	—	178,150	178,150
Weighted average exercise price	$8.74	$—	$7.51	$—	$10.53	$10.53
Weighted average remaining contractual term (years)					0.4	0.4
Aggregate intrinsic value			$2,307		$753	$753

	January 31, 2012
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable
Shares subject to stock options	570,775	—	(132,625)	—	438,150	438,150
Weighted average exercise price	$8.57	$—	$8.03	$—	$8.74	$8.74
Weighted average remaining contractual term (years)					1.0	1.0
Aggregate intrinsic value			$1,539		$2,696	$2,696

	January 31, 2011
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable
Shares subject to stock options	1,113,564	—	(516,371)	(26,418)	570,775	570,775
Weighted average exercise price	$7.44	$—	$6.42	$4.95	$8.57	$8.57
Weighted average remaining contractual term (years)					1.9	1.9
Aggregate intrinsic value			$7,607		$7,607	$7,607

At January 31, 2013, there were 178,150 in-the-money options under the 2000 Stock Option Plan.

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

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

RSUs vest and convert into the right to receive ordinary shares of the Company on the date immediately preceding the annual meeting which follows the award. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares. At January 31, 2013 and 2012, there were 401,898 and 437,778 shares, respectively, available for grant under the plan.

The following table summarizes RSU activity under the 2004 Non-Employee Directors Share Incentive Plan:

	2004 Directors Incentive Plan
	January 31, 2013
	Beginning outstanding	Granted	Vested	Cancelled	Ending outstanding	Expected to vest
Restricted stock units	31,318	35,880	(31,318)	—	35,880	35,880
Weighted average grant date fair value	$19.00	$15.05	$19.00	$—	$15.05	$15.05
Weighted average remaining contractual term (years)					0.4	0.4
Aggregate intrinsic value					$530	$530

	January 31, 2012
	Beginning outstanding	Granted	Vested	Cancelled	Ending outstanding
Restricted stock units	39,970	31,318	(39,970)	—	31,318
Weighted average grant date fair value	$14.01	$19.00	$14.01	$—	$19.00
Weighted average remaining contractual term (years)					0.4
Aggregate intrinsic value					$466

	January 31, 2011
	Beginning outstanding	Granted	Vested	Cancelled	Ending outstanding
Restricted stock units	30,457	39,970	(30,457)	—	39,970
Weighted average grant date fair value	$12.36	$14.01	$12.36	$—	$14.01
Weighted average remaining contractual term (years)					0.4
Aggregate intrinsic value					$914

Non-Employee Directors Share Option Plan.    The Directors Option Plan provided for the issuance of options to purchase ordinary shares to each of the Company’s non-employee directors. Under the Director Option Plan, non-executive directors received an initial grant to purchase 45,000 ordinary shares on the day they joined the Company’s Board. The plan also provided that each non-employee director receive options to purchase 9,000 ordinary shares on the date of each of the Company’s annual meetings, excluding the annual meeting in the year the director joined the Board. The option exercise price was equal to the fair market value of the underlying ordinary shares as of the grant date. Options granted under the Directors Option Plan vest in three annual increments, beginning one year from the grant date. The options expire ten years from the grant date unless terminated earlier as provided for in the plan.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The following table summarizes option activity under the Directors Option Plan:

	Directors Option Plan
	January 31, 2013
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable
Shares subject to stock options	69,000	—	(15,000)	—	54,000	54,000
Weighted average exercise price	$11.04	$—	$8.80	$—	$11.66	$11.66
Weighted average remaining contractual term (years)					0.8	0.8
Aggregate intrinsic value			$81		$168	$168

	January 31, 2012
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable
Shares subject to stock options	72,000	—	(3,000)	—	69,000	69,000
Weighted average exercise price	$10.80	$—	$5.31	$—	$11.04	$11.04
Weighted average remaining contractual term (years)					1.6	1.6
Aggregate intrinsic value			$41		$266	$266

	January 31, 2011
	Beginning outstanding	Granted	Exercised	Cancelled	Ending outstanding	Exercisable
Shares subject to stock options	81,000	—	(9,000)	—	72,000	72,000
Weighted average exercise price	$10.33	$—	$6.57	$—	$10.80	$10.80
Weighted average remaining contractual term (years)					2.5	2.5
Aggregate intrinsic value			$134		$720	$720

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

At January 31, 2013, there were 54,000 in-the-money options under the Directors Option Plan.

2000 Employee Share Purchase Plan. The 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) the opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. During the year ended January 31, 2013 and 2012, the Company issued 18,399 and 25,852, ordinary shares under the plan, respectively.

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

As of January 31, 2013, there was approximately $27,412 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The determination of the fair value of option awards is based on the date of grant and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free rate of return and expected dividends.

The impact of stock option compensation costs was determined under the BSM, using the following weighted average assumptions:

	Fiscal years ended January 31,
	2013	2012	2011
Risk free rate of return, annual	2%	2%	3%
Expected term	6.0 years	5.9 years	7.0 years
Expected volatility	42%	44%	43%
Dividend yield	0.3%	0.3%	0.5%

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The Company’s computation of expected volatility is partly based on the historical volatility of the Company’s stock. The Company’s computation of expected term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk free rate of return for the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock options outstanding and exercisable pursuant to the Company’s share-based compensation plans is as follows:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number of shares outstanding	Weighted average remaining life (years)	Weighted average exercise price	Number of shares exercisable	Weighted average exercise price
2009 LTIP
$12.58 — $16.33	8,408	7.4	$12.58	8,408	$12.58
$16.34 — $20.07	410,052	8.8	$18.21	58,526	$20.07

2004 LTIP
$13.51 — $15.32	326,736	3.8	$14.24	326,736	$14.24
$15.33 — $19.98	304,990	2.4	$17.02	297,490	$17.02
$19.99 — $22.26	338,640	2.2	$22.04	338,640	$22.04
$22.27 — $36.08	335,635	2.8	$27.20	335,635	$27.20

2000 Stock Option Plan
$7.31 — $9.22	40,400	0.1	$8.26	40,400	$8.26
$9.23 — $10.71	5,250	0.7	$10.18	5,250	$10.18
$10.72 — $11.24	132,500	0.5	$11.24	132,500	$11.24

Directors Option Plan
$8.44 — $11.11	9,000	0.4	$10.29	9,000	$10.29
$11.12 — $11.93	45,000	0.8	$11.93	45,000	$11.93

15.    Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of:

	January 31,
	2013	2012
Euro	$5,609	$8,131
U.S. Dollars	31,954	64,399
British Pound Sterling	936	1,012
All others	1,646	2,211

Total	$40,145	$75,753

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. The Company had the following balances for foreign currency asset/liability derivatives:

	January 31,
	2013	2012
Foreign currency asset derivatives included in trade receivables	$101	$415
Foreign currency liability derivatives included in trade payables	$79	$646

Net gains and losses on foreign currency derivatives are as follows:

	Fiscal years ended January 31,
	2013	2012	2011
Net gains on foreign currency derivatives	$22	$—	$337
Net losses on foreign currency derivatives	$—	$231	$—

16.    Commitments

Pharma Property Development Agreements. During the fiscal year ended January 31, 2012, the Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. The Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable to the company at that time. On September 1, 2012, the project was substantially completed and the property, plant and equipment were placed into service. As of January 31, 2013, due to routine administrative processes, the property was not yet registerable for transfer, and accordingly, the Company’s pharmaceutical distribution business in South Africa is leasing the facility until such time as the purchase can be completed. As a result of this arrangement, the Company has recorded a capital lease obligation of $62,977 as of January 31, 2013. The Company has received a commitment for long-term replacement financing upon the completion of the development and the Company’s expected purchase of the property, and is continuing to evaluate additional options for replacement financing. The Company intends to ultimately refinance the borrowings on a long-term basis.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

Future minimum lease payments under capital leases and under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2013, are:

	January 31,
	Capital leases	Operating leases
2014	$13,226	$102,740
2015	9,957	77,686
2016	5,246	55,315
2017	5,169	40,207
2018	5,987	26,281
2019 and thereafter	55,671	27,332

Total lease payments	95,256	$329,561

Less amount representing interest	(10,341)

Present value of minimum capital lease payments	84,915
Less current portion of capital lease obligations	(11,377)

Capital lease obligations, excluding current portion	$73,538

The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment, and motor vehicles. These leases are expensed on a straight line basis over the lease term. Total rent expense for the fiscal years ended January 31, 2013, 2012 and 2011 were $149,451, $150,915 and $138,428, respectively.

It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for furniture, fixtures and equipment is two to five years and the normal lease term for buildings varies between three and ten years. For the fiscal year ended January 31, 2013, the weighted average effective borrowing rate for property, plant and equipment under capital leases was 6.0%. Interest rates usually vary during the contract period.

The Company enters into short-term agreements with carriers to reserve space on a guaranteed basis. The pricing of these obligations is dependent upon current market conditions. The Company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2013 was $14,368.

Capital commitments contracted for, but not provided in the accompanying consolidated balance sheets as of January 31, 2013 totaled $1,818.

17.    Contingencies

In connection with ASC 450, Contingencies, the Company has not accrued for material loss contingencies relating to the investigations and legal proceedings disclosed below because the Company believes that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by the Company’s management to be probable and reasonably estimable.

From time to time, claims are made against the Company or the Company may make claims against others, including in the ordinary course of the Company’s business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from engaging in certain activities.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s consolidated results of operations for that period or future periods. As of the date of these consolidated financial statements, the Company is not a party to any material litigation, except as described below.

Industry-Wide Anti-Trust Investigations.    Since 2007, the Company has been cooperating with the U.S. Department of Justice’s (U.S. DOJ) investigation into the pricing practices in the international freight forwarding industry. On December 20, 2012, the Company received a letter from the U.S. DOJ confirming that the Company was no longer a subject or target of their investigation.

On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $4,146 at January 31, 2013) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court.

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

In May 2012, the Competition Commission of Singapore informed the Company that it was contemplating an administrative investigation into possible alleged cartel activity in the international freight forwarding market. In January 2013, the Company provided information and documents related to the air Automated Manifest System fee in response to a notice the Company received in November 2012 from the Competition Commission of Singapore requesting the information and indicating that the commission suspected that the Company engaged in alleged anti-competitive behavior relating to freight forwarding services to and from Singapore.

From time to time the Company may receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations, and the Company has provided, and may continue to provide in the future, further responses as a result of such requests.

The Company (along with numerous other global logistics providers) was named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S. antitrust laws. On December 5, 2012, the Company entered into a settlement agreement with the plaintiffs, individually and on behalf of a class of direct purchasers of freight forwarding services, to resolve the entire portion of the lawsuit against the Company. The settlement has been preliminarily approved by the Court and is subject to final judicial approval after proper notice to the putative class. The Court has scheduled a hearing to take place on August 9, 2013 to determine whether to issue final approval of the settlement and to set the amount of class action counsel fees. The Company has denied any wrongdoing and has made no admission of liability by entering into this settlement. Upon final approval by the Court, the Court, will dismiss all allegations that the Company violated the Sherman Act and the Company will be dismissed from the entire class action. In exchange for dismissal from this action with prejudice, the Company has agreed to pay to the plaintiffs 80.5% of the proceeds it has received and may, in the future, receive as one of

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

the members of a separate class action litigation brought against numerous international air cargo carriers. The settlement provides for no other sources of consideration from the Company. The Company does not expect there to be any material impact on the Company’s consolidated financial statements as a result of this settlement. The settlement provides that the amounts remitted by the Company will be maintained in a settlement fund which, after deductions for administrative costs and class action counsel fees approved by the Court, will be allocated to members of the class action lawsuit, including the Company’s clients, under a distribution plan to be approved by the Court.

The Company has incurred, and may in the future incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If any regulatory body concludes that the Company or any of its subsidiaries have engaged in anti-competitive behavior, the Company could incur significant additional legal fees and other costs and penalties, which could include substantial fines, penalties and/or criminal sanctions against the Company and/or certain of the Company’s current or former officers, directors and employees, and the Company could be liable for damages. Any of these fees, costs, penalties, damages, sanctions or liabilities could have a material adverse effect on the Company and its financial results. As of the date of this filing, except for the decision and fine imposed by the EC, an estimate of any possible loss or range of loss cannot be made. In the case of the decision and fine imposed by the EC, the possible loss ranges from no loss, in the event of a successful appeal by the Company, to the full amount of the fine.

Per Transport Litigation.    The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12,831 based on exchange rates as of January 31, 2013. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company is vigorously defending these two individuals in this matter. The Company has also agreed to indemnify these individuals in connection with these proceedings.

18.    Related Party Transactions

As of January 31, 2011, UTi Logistics Israel Ltd. had a service agreement with a shipping services company which previously owned 25% of this subsidiary. As of January 31, 2011, UTi Logistics Israel Ltd. had arm’s length commercial transactions with the shipping services company, as well as a loan of approximately $4,042. There were no amounts outstanding under this loan agreement as of January 31, 2013 and 2012. The Company acquired the 25% minority interest of this subsidiary effective October 31, 2011. See Note 2, “Acquisitions.”

One of the Company’s Polish operating subsidiaries was party to a service agreement pursuant to which the subsidiary provides freight services to a client which is owned wholly by one of the subsidiaries’ directors. During the fiscal year ended January 31, 2011, this client paid the Company’s Polish subsidiary approximately $1,319 for these services which were provided on an arm’s length basis. For the fiscal year ended January 31, 2013 and 2012, the client was no longer owned by one of the subsidiaries directors.

One of the Company’s subsidiaries in the United States is party to an operating agreement with an equity-method investee pursuant to which the subsidiary provides arm’s length commercial contract logistics services to the investee. Included in revenues related to this agreement were $25,484, $27,312 and $3,431, for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. Included in accounts receivable were amounts related to this agreement of $3,837 and $5,281 at January 31, 2013 and 2012, respectively.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

19.    Fair Value Disclosures

Fair Value Measurements on a Recurring Basis.    The Company measures the fair value of certain assets and liabilities on a recurring basis based upon a fair value hierarchy in accordance with ASC 820, Fair Value Measurements and Disclosures, as follows:

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2013 and 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at January 31, 2013
Assets:
Cash and cash equivalents	$237,276	$237,276	$—	$—
Forward exchange contracts	101	—	101	—

Total	$237,377	$237,276	$101	$—

Liabilities:
Forward exchange contracts	$79	$—	$79	$—

Total	$79	$—	$79	$—

Balance at January 31, 2012
Assets:
Cash and cash equivalents	$321,761	$321,761	$—	$—
Forward exchange contracts	415	—	415	—
Other	2,586	—	—	2,586

Total	$324,762	$321,761	$415	$2,586

Liabilities:
Forward exchange contracts	$646	$—	$646	$—

Total	$646	$—	$646	$—

Forward Exchange Contracts.    The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

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

The following table presents the changes in Level 3 instruments measured on a recurring basis for the fiscal years ended January 31, 2013 and 2012:

	2013		2012
	Assets	Liabilities	Assets	Liabilities
Balance at February 1,	$2,586	$—	$388	$649
(Deletions)/additions	(968)	—	1,686	(111)
Net change in fair value included in earnings	(1,600)	—	724	(563)
Foreign currency translation	(18)	—	(212)	25

Balance at January 31,	$—	$—	$2,586	$—

Fair Value Measurements on a Non-Recurring Basis.    Certain assets and liabilities are not measured at fair value, but are recognized and disclosed at fair value on a non-recurring basis. During the years ended January 31, 2013 and 2012, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to business combinations that closed within the period and to the evaluation of impairment which involves comparing the fair value of the Company’s reporting units to their recorded value, including goodwill and intangible assets.

For business combinations, the Company uses inputs other than quoted prices that are observable, such as interest rates, cost of capital and market comparable royalty rates, which are applied to income and market valuation approaches, and therefore, are classified as Level 2. The fair value of net identifiable tangible and intangible assets acquired and liabilities assumed (excluding goodwill) for business combinations that closed during the periods indicated were not material to the Company’s consolidated financial statements. In the evaluation of goodwill impairment, the Company uses a DCF model, corroborated by comparative market multiples, where appropriate, to determine the current fair value of its reporting units. A number of significant assumptions and estimates that use unobservable inputs are involved in the application of the DCF model to forecast operating cash flows, and therefore, are classified as Level 3. For further information on the impairments recorded, see Note 7, “Goodwill and Other Intangible Assets.”

20.    Segment Reporting

The factors for determining reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. For segment reporting purposes, the Company’s Chief Operating Decision Maker is considered to be the Chief Executive Officer. For such purposes, operating income/(loss) is the primary measure of evaluating performance. For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services are attributed to the country where the services are performed. Revenues net of purchased transportation costs for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Intercompany transactions are priced at cost. Included in Corporate are certain administration and support functions, eliminations and various holding Company activities within the group structure.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

Certain information regarding the Company’s operations by segment is summarized as follows:

	Fiscal year ended January 31, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$3,094,408	$1,513,113	$—	$4,607,521

Purchased transportation costs	2,384,697	636,291	—	3,020,988
Staff costs	420,140	440,459	33,904	894,503
Depreciation	16,369	29,417	3,131	48,917
Amortization of intangible assets	4,116	5,986	2,160	12,262
Severance and other	6,029	9,680	2,330	18,039
Goodwill impairment	—	93,008	—	93,008
Intangible assets impairment	—	1,643	—	1,643
Other operating expenses	190,253	336,144	20,059	546,456

Total operating expenses	3,021,604	1,552,628	61,584	4,635,816

Operating income/(loss)	$72,804	$(39,515)	$(61,584)	(28,295)

Interest income				17,071
Interest expense				(30,486)
Other expense, net				(439)

Pretax loss				(42,149)
Provision for income taxes				51,891

Net loss				(94,040)
Net income attributable to non-controlling interests				6,466

Net loss attributable to UTi Worldwide Inc.				$(100,506)

Capital expenditures for property, plant and equipment	$20,043	$62,301	$10,321	$92,665

Capital expenditures for internally developed software	$—	$—	$38,160	$38,160

Segment assets	$1,207,062	$680,575	$186,420	$2,074,057

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

	Fiscal year ended January 31, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$3,384,335	$1,529,886	$—	$4,914,221

Purchased transportation costs	2,599,687	610,665	—	3,210,352
Staff costs	443,960	465,669	28,963	938,592
Depreciation	17,300	28,417	2,301	48,018
Amortization of intangible assets	4,398	8,943	2,420	15,761
Severance and other	5,555	5,653	3,924	15,132
Intangible assets impairment	—	5,178	—	5,178
Other operating expenses	196,885	336,431	19,202	552,518

Total operating expenses	3,267,785	1,460,956	56,810	4,785,551

Operating income/(loss)	$116,550	$68,930	$(56,810)	128,670

Interest income				18,122
Interest expense				(31,908)
Other expense, net				(236)

Pretax income				114,648
Provision for income taxes				35,650

Net income				78,998
Net income attributable to non-controlling interests				6,465

Net income attributable to UTi Worldwide Inc.				$72,533

Capital expenditures for property, plant and equipment	$25,370	$67,668	$7,284	$100,322

Capital expenditures for internally developed software	$—	$141	$48,419	$48,560

Segment assets	$1,323,455	$800,099	$132,095	$2,255,649

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

	Fiscal year ended January 31, 2011
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$3,162,238	$1,387,535	$—	$4,549,773

Purchased transportation costs	2,456,000	538,302	—	2,994,302
Staff costs	391,060	433,641	25,294	849,995
Depreciation	16,868	29,192	(52)	46,008
Amortization of intangible assets	4,238	9,681	799	14,718
Other operating expenses	195,014	305,619	21,401	522,034

Total operating expenses	3,063,180	1,316,435	47,442	4,427,057

Operating income/(loss)	$99,058	$71,100	$(47,442)	122,716

Interest income				14,448
Interest expense				(30,557)
Other income, net				1,245

Pretax income				107,852
Provision for income taxes				33,229

Net income				74,623
Net income attributable to non-controlling interests				4,720

Net income attributable to UTi Worldwide Inc.				$69,903

Capital expenditures for property, plant and equipment	$27,153	$15,564	$14,329	$57,046

Capital expenditures for internally developed software	$—	$323	$24,683	$25,006

Segment assets	$1,273,259	$759,097	$80,349	$2,112,705

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

Revenues attributable to the Company’s geographic regions are as follows:

	Fiscal years ended January 31,
	2013			2012			2011
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$909,436	$231,937	$1,141,373	$1,041,126	$222,558	$1,263,684	$941,176	$257,949	$1,199,125
Americas	750,324	800,522	1,550,846	753,999	844,244	1,598,243	648,451	726,176	1,374,627
Asia Pacific	970,084	71,999	1,042,083	1,083,718	61,509	1,145,227	1,158,101	44,427	1,202,528
Africa	464,564	408,655	873,219	505,492	401,575	907,067	414,510	358,983	773,493

Total	$3,094,408	$1,513,113	$4,607,521	$3,384,335	$1,529,886	$4,914,221	$3,162,238	$1,387,535	$4,549,773

(1)	EMENA is comprised of Europe, Middle East and North Africa

Corporate assets have been included in the regions and countries for which those assets reside. The following table shows long-lived assets, attributable to the Company’s geographic regions:

	Fiscal years ended January 31,
	2013	2012
EMENA	$52,962	$52,748
Americas	49,880	44,866
Asia Pacific	38,589	34,068
Africa	101,467	84,617

Total	$242,898	$216,299

The following table shows long-lived assets attributable to specific countries:

	Fiscal years ended January 31,
	2013	2012
United States	$43,303	$36,667
South Africa	99,148	82,631
China	18,180	16,581
Spain	7,485	9,957
All others	74,782	70,463

Total	$242,898	$216,299

The following table shows revenues from external clients attributable to foreign countries in total from which the Company derives revenues:

	Fiscal years ended January 31,
	2013	2012	2011
United States	$1,262,016	$1,267,288	$1,147,806
South Africa	834,741	874,411	751,014
China	429,294	466,333	539,805
Germany	204,592	252,385	228,040
All others	1,876,878	2,053,804	1,883,108

Total	$4,607,521	$4,914,221	$4,549,773

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

The following table shows the revenue attributable to the Company’s principal services:

	Fiscal years ended January 31,
	2013	2012	2011
Revenues:
Airfreight forwarding	$1,443,740	$1,725,537	$1,608,312
Ocean freight forwarding	1,267,134	1,230,032	1,190,529
Customs brokerage	117,629	124,777	108,804
Contract logistics	785,733	824,962	736,376
Distribution	588,794	548,733	488,261
Other	404,491	460,180	417,491

Total	$4,607,521	$4,914,221	$4,549,773

Purchased transportation costs:
Airfreight forwarding	$1,128,043	$1,353,633	$1,273,408
Ocean freight forwarding	1,064,081	1,020,138	998,234
Customs brokerage	5,289	5,159	6,102
Contract logistics	200,578	199,765	158,436
Distribution	397,872	372,930	331,654
Other	225,125	258,727	226,468

Total	$3,020,988	$3,210,352	$2,994,302

21.    Selected Quarterly Financial Data (Unaudited)

Revenue and purchased transportation costs for the first, second and third quarters of fiscal 2013 in the table below have been corrected for a classification error occurring in the Company’s China forwarding business. The effect of the error resulted in increased revenues and purchased transportation costs related to the Ocean freight forwarding product segment, of $20,374, $27,142, and $27,813 for each of the first, second and third quarter of fiscal 2013, respectively, from the amounts previously reported by the company in each of those quarterly periods. The fiscal 2012 quarters were not impacted. These corrections did not impact reported operating income,

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2013, 2012 and 2011

net income, net income per share, or balance sheet information in the consolidated financial statements, and were determined to be immaterial.

For the fiscal years ended January 31,	First	Second	Third	Fourth	Total
Revenues:
2013 (as presented)	$1,148,283	$1,155,788	$1,128,866	$1,099,255	$4,532,192
2013 (as corrected)	1,168,657	1,182,930	1,156,679	1,099,255	4,607,521
2012	1,198,705	1,297,358	1,264,536	1,153,622	4,914,221
Purchased transportation costs:
2013 (as presented)	742,516	749,717	725,264	728,162	2,945,659
2013 (as corrected)	762,890	776,859	753,077	728,162	3,020,988
2012	788,128	853,962	821,161	747,101	3,210,352
Operating income/(loss):
2013(1):	23,540	33,030	22,680	(107,545)	(28,295)
2012	18,793	39,741	48,281	21,855	128,670
Provision for income taxes:
2013(1):	6,474	10,047	7,378	27,992	51,891
2012	4,235	11,259	13,971	6,185	35,650
Net income/(loss) attributable to UTi Worldwide Inc.:
2013(1)(2):	12,886	18,883	10,548	(142,823)	(100,506)
2012	8,743	22,873	28,536	12,381	72,533
Basic earnings/(loss) per share(3):
2013(1)(2):	0.13	0.18	0.10	(1.38)	(0.97)

2012	0.09	0.22	0.28	0.12	0.71

Diluted earnings/(loss) per share:
2013(1)(2):	0.12	0.18	0.10	(1.38)	(0.97)

2012	0.08	0.22	0.28	0.12	0.70

Other comprehensive (loss)/income attributable to UTi Worldwide Inc.:
2013	(68)	(24,856)	(2,152)	(9,289)	(36,365)
2012	42,995	(9,369)	(42,842)	(11,651)	(20,867)

(1)	Amounts in the fourth quarter of fiscal 2013 include goodwill and intangible asset impairments. Refer to Note 7, “Goodwill and Other Intangible Assets” in the consolidated financial statements.

(2)	Amounts in the fourth quarter of fiscal 2013 include valuation allowances for deferred tax assets of $3,177.

(3)	The basic earnings per share amounts for the quarters do not add to the total fiscal year ended January 31, 2013 amount due to the effects of rounding.

UTi WORLDWIDE INC.

Schedule II

Valuation and Qualifying Accounts

For the fiscal years ended January 31,	Balance at beginning of year	Amounts charged to expense	Charges against the allowance	Foreign currency translation	Balance at end of year
Allowance for doubtful accounts:
2013	$15,712	$4,507	$(3,507)	$(701)	$16,011
2012	13,676	6,863	(4,156)	(671)	15,712
2011	13,686	4,361	(4,730)	359	13,676

	Balance at beginning of year	Amounts charged to expense	Charges against the allowance	Foreign currency translation	Balance at end of year
Deferred tax asset valuation allowance:
2013	$43,511	$48,477	$—	$(2,552)	$89,436
2012	24,735	20,853	—	(2,077)	43,511
2011	17,323	7,546	1	(135)	24,735

Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in the Company’s financial statements.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed December 7, 2012)
3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed December 7, 2012)
10.1	Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)
10.2	Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)
10.3	Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)
10.4	Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)
10.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.6+	Letter Agreement between Mr. Gene Ochi and the company, dated as of September 6, 2011 (which supersedes and replaces Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed September 8, 2011)
10.7+	Amended and Restated Employment Agreement of Mr. Lawrence Samuels, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.8+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.9+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.10+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10.11+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)
10.12+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed June 9, 2006)
10.13+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed March 30, 2011)
10.14+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)
10.15+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed June 9, 2006)
10.16+	Non-Employee Director Compensation Policy, as amended
10.17+	UTi Worldwide Inc. Supplemental Benefits Allowance Program (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed June 11, 2009)

10.18+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)
10.19+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)
10.20+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.21+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.22+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)
10.23+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)
10.24+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.25+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.26+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.27+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)
10.28+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)
10.29+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 000-31869), filed January 16, 2007)
10.30+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)
10.31	Note Purchase Agreement, dated as of January 25, 2013, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 31, 2013)
10.32	Amended and Restated Letter of Credit and Cash Draw Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.33	Amended and Restated Letter of Credit Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.34	Credit Agreement dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Bank of the West (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed June 29, 2011)
10.35	Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.36	First Addendum to Facilities Agreement, dated April 4, 2012, by and among certain subsidiaries of UTi Worldwide Inc., certain lenders party thereto and Nedbank Limited, in its capacity as Arranger, Facility Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed April 9, 2012)
10.37+	Master Services Agreement between Matthys J. Wessels and the company, dated June 11, 2012 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)
10.38+	Separation Agreement and General Release between Lawrence R. Samuels and the company, dated as of November 5, 2012
10.39+	Employment Agreement of Richard G. Rodick, dated as of September 8, 2012 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2012)
10.40+	Amended and Restated Employment Agreement of Edward G. Feitzinger, dated as of October 1, 2012 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2012)
10.41	Agreement relating to a Credit Facility, dated as of January 25, 2013, by and between UTi Deutschland GmbH and Commerzbank Aktiengesellschaft
10.42+	Employment Agreement of Ronald W. Berger, dated as of October 1, 2012
10.43	Master Services Agreement between Mr. William Gates and the company, dated as of February 1, 2011 (incorporated by reference to Exhibit 10.9 to the company’s Annual Report on Form 10-K filed March 30, 2011)
12.1	Statement regarding computation of ratio of earnings to fixed charges
21	Subsidiaries of the company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Management contract or compensatory arrangement.