Form 10-Q
period 2013-04-30
UTi WORLDWIDE INC
filed 2013-06-07
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

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

At June 3, 2013, the number of shares outstanding of the issuer’s ordinary shares of no par value was 104,520,936.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended April 30, 2013

- i -

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

UTi Worldwide Inc.

Consolidated Balance Sheets

As of April 30, 2013 and January 31, 2013

(in thousands, except share amounts)

	April 30, 2013	January 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$185,339	$237,276
Trade receivables (net of allowances for doubtful accounts of $16,045 and $16,011 as of April 30, 2013 and January 31, 2013, respectively)	985,144	898,809
Deferred income taxes	15,905	19,595
Other current assets	153,788	156,385

Total current assets	1,340,176	1,312,065
Property, plant and equipment (net of accumulated deprecation of $225,778 and $220,367 as of April 30, 2013 and January 31, 2013, respectively)	240,014	242,898
Goodwill	312,608	314,269
Other intangible assets, net	148,935	143,366
Investments	972	969
Deferred income taxes	24,507	25,802
Other non-current assets	36,018	34,688

Total assets	$2,103,230	$2,074,057

LIABILITIES & EQUITY
Bank lines of credit	$102,104	$79,213
Short-term borrowings	1,132	1,129
Current portion of long-term borrowings	2,678	5,663
Current portion of capital lease obligations	11,672	11,377
Trade payables and other accrued liabilities	806,682	786,444
Income taxes payable	9,310	8,470
Deferred income taxes	4,199	2,775

Total current liabilities	937,777	895,071
Long-term borrowings, excluding current portion	203,949	204,434
Capital lease obligations, excluding current portion	70,794	73,538
Deferred income taxes	27,951	29,654
Other non-current liabilities	47,506	47,178
Commitments and contingencies
UTi Worldwide Inc. shareholders’ equity:
Common stock—ordinary shares of no par value; issued and outstanding 104,504,843 and 103,848,134 shares as of April 30, 2013 and January 31, 2013, respectively	505,715	505,237
Retained earnings	384,528	396,946
Accumulated other comprehensive loss	(90,798)	(92,348)

Total UTi Worldwide Inc. shareholders’ equity	799,445	809,835
Non-controlling interests	15,808	14,347

Total equity	815,253	824,182

Total liabilities and equity	$2,103,230	$2,074,057

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Operations

For the three months ended April 30, 2013 and 2012

(in thousands, except share and per share amounts)

	Three months ended April 30,
	2013	2012
	(Unaudited)
Revenues	$1,080,653	$1,168,657

Purchased transportation costs	704,918	762,890
Staff costs	220,212	231,188
Depreciation	13,182	11,496
Amortization of intangible assets	2,792	3,242
Severance and other	2,669	1,700
Other operating expenses	132,903	134,601

Operating income	3,977	23,540
Interest income	5,279	3,585
Interest expense	(8,572)	(6,393)
Other expense, net	(242)	(28)

Pretax income	442	20,704
Provision for income taxes	11,306	6,474

Net (loss)/income	(10,864)	14,230
Net income attributable to non-controlling interests	1,554	1,344

Net (loss)/income attributable to UTi Worldwide Inc.	$(12,418)	$12,886

Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.12)	$0.13

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.12)	$0.12

Number of weighted average common shares outstanding used for per share calculations
Basic shares	104,027,228	103,003,684
Diluted shares	104,027,228	103,947,963

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Comprehensive Income/(Loss)

For the three months ended April 30, 2013 and 2012

(in thousands)

	Three months ended April 30,
	2013	2012
	(Unaudited)
Net (loss)/income	$(10,864)	$14,230
Other comprehensive income/(loss):
Foreign currency translation	1,401	(761)
Defined benefit pension plan adjustments	138	450

Other comprehensive income/(loss)	1,539	(311)
Comprehensive (loss)/income	(9,325)	13,919
Comprehensive income attributable to non-controlling interests	1,543	1,101

Comprehensive (loss)/income attributable to UTi Worldwide Inc.	$(10,868)	$12,818

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Cash Flows

For the three months ended April 30, 2013 and 2012

(in thousands)

	Three months ended April 30,
	2013	2012
	(Unaudited)
OPERATING ACTIVITIES:
Net (loss)/income	$(10,864)	$14,230
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Share-based compensation costs	3,366	3,569
Depreciation	13,182	11,496
Amortization of intangible assets	2,792	3,242
Amortization of debt issuance costs	172	384
Deferred income taxes	4,474	2,154
Uncertain tax positions	298	206
Excess tax benefits from share-based compensation	—	(256)
(Gain)/loss on disposal of property, plant and equipment	(370)	15
Provision for doubtful accounts	1,470	62
Other	1,805	697
Changes in operating assets and liabilities:
Increase in trade receivables	(95,087)	(6,839)
Increase in other current assets	(1,225)	(8,860)
Increase/(decrease) in trade payables	335	(8,755)
Increase/(decrease) in accrued liabilities and other liabilities	27,089	(21,593)

Net cash used in operating activities	(52,563)	(10,248)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding software	(8,543)	(11,790)
Proceeds from disposals of property, plant and equipment	969	1,786
Purchases of software and other intangible assets	(6,573)	(6,524)
Net increase in other non-current assets	(1,216)	(661)
Other	(11)	108

Net cash used in investing activities	(15,374)	(17,081)
FINANCING ACTIVITIES:
Borrowings from bank lines of credit	98,628	65,642
Repayments of bank lines of credit	(98,586)	(16,743)
Net borrowings under revolving lines of credit	26,553	3,770
Net decrease in short-term borrowings	(2)	(18)
Proceeds from issuances of long-term borrowings	14	556
Repayments of long-term borrowings	(3,501)	(10,072)
Debt issuance costs	—	(1,112)
Repayments of capital lease obligations	(4,355)	(5,506)
Distributions to non-controlling interests and other	(82)	(47)
Ordinary shares settled under share-based compensation plans	(2,307)	(2,408)
Proceeds from issuance of ordinary shares	828	1,449
Excess tax benefits from share-based compensation	—	256

Net cash provided by financing activities	17,190	35,767
Effect of foreign exchange rate changes on cash and cash equivalents	(1,190)	(765)

Net (decrease)/increase in cash and cash equivalents	(51,937)	7,673
Cash and cash equivalents at beginning of period	237,276	321,761

Cash and cash equivalents at end of period	$185,339	$329,434

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Notes to the Consolidated Financial Statements

For the three months ended April 30, 2013 and 2012 (Unaudited)

NOTE 1. Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of April 30, 2013 and January 31, 2013, and the consolidated statements of operations, comprehensive income/(loss) and cash flows for the three months ended April 30, 2013 and 2012. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three months ended April 30, 2013 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2014 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.

Use of Estimates. The preparation of the consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, certain estimates relating to the Company’s business transformation initiatives, including useful life assumptions and the dates at which certain software applications become ready for their intended use (both of which impact the timing and amount of amortization), revenue recognition, income taxes, share-based compensation assumptions, allowances for doubtful accounts, the initial and recurring valuation of certain assets acquired and liabilities assumed through business combinations (including goodwill, indefinite lived intangible assets, and contingent earn-out payments), and contingent liabilities. Actual results could differ from those estimates.

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

Provision for income taxes of $11,306 for the three months ended April 30, 2013, includes an out of period adjustment to income tax expense of $5,000 to increase the valuation allowances on certain deferred tax assets. Management has concluded that this correction is immaterial.

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

Foreign Currency Translation. Included in other expense, net, are net losses of $242 and $28 on foreign exchange for the three months ended April 30, 2013 and 2012, respectively.

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $168,498 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States of America (U.S.) as of April 30, 2013.

Pharma Property Development Agreements. During the fiscal year ended January 31, 2012, the Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. In addition to the other documents for the transaction, the Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable at that time. Due to routine administrative processes, the property is not yet registerable for transfer, and accordingly, the lease agreement is effective until such time as the purchase can be completed. As of April 30, 2013, liabilities outstanding of $62,098, including $1,584 in current portion, are included in capital lease obligations. This liability is intended to be replaced with long-term financing upon the purchase.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, long-term deposits, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments or because the interest rates are based upon variable reference rates. As discussed further in Note 11, “Borrowings”, on January 25, 2013, the Company issued $150,000 and $50,000 of senior unsecured guaranteed notes bearing an interest rate of 4.10% and 3.50%, respectively. As of April 30, 2013, the fair values of these notes was $152,360 and $50,689, respectively.

Correction of Amounts Previously Stated. Revenue and purchased transportation costs for the first quarter of fiscal 2013 have been corrected for a classification error occurring in the Company’s China forwarding business. The correction of the error resulted in increased revenues and purchased transportation costs related to the Ocean freight forwarding product segment, of $20,374 for the first quarter of fiscal 2013, from the amounts previously reported by the Company in that quarterly period. Refer to Note 21, Selected Quarterly Financial Data, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013. This correction did not impact reported operating income, net income, net income per share, or balance sheet information in the consolidated financial statements and was determined to be immaterial.

Recent Accounting Pronouncements

Adoption of New Accounting Standards. In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires additional disclosures about the amounts reclassified out of other comprehensive income, including the effect on net income. The accounting guidance in ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and provides for prospective application. The Company will be required to make additional disclosures about the effect that reclassification adjustments have on net income, which may include cross-referencing to other disclosures currently required by U.S. GAAP.

Proposed Amendments to Current Accounting Standards. Updates to existing accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies and fair value measurements, that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 2. Acquisitions

The Company did not complete any acquisitions during the three months ended April 30, 2013 and 2012, respectively.

NOTE 3. Earnings per Share

Earnings per share are calculated as follows:

	Three months ended April 30,
	2013	2012
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net (loss)/income	$(12,418)	$12,886

Weighted average number of ordinary shares	104,027,228	103,003,684
Incremental shares required for diluted earnings per share related to stock options/restricted share units	—	944,279

Diluted weighted average number of ordinary shares	104,027,228	103,947,963

Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.12)	$0.13

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.12)	$0.12

Weighted-average diluted shares excluded from computation	—	2,249,510

Weighted-average diluted shares outstanding exclude shares representing stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period or do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share. For the three months ended April 30, 2013, no incremental common shares are included in the computation of diluted (loss)/earnings per common share, as the Company had a net loss.

NOTE 4. Equity and Accumulated Other Comprehensive Income/(Loss)

UTi Worldwide Inc. Shareholders’ Equity. Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc. Shareholders’ Equity
	Common Stock	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total Equity
Balance at February 1, 2013	$505,237	$396,946	$(92,348)	$14,347	$824,182
Net (loss)/income	—	(12,418)	—	1,554	(10,864)
Other comprehensive income/(loss)	—	—	1,550	(11)	1,539
Ordinary shares settled under share-based compensation plans	(2,307)	—	—	—	(2,307)
Shared-based compensation costs	4,194	—	—	—	4,194
Non-controlling interests and other	(1,409)	—	—	(82)	(1,491)

Balance at April 30, 2013	$505,715	$384,528	$(90,798)	$15,808	$815,253

Balance at February 1, 2012	$491,073	$503,675	$(55,983)	$12,743	$951,508
Net income	—	12,886	—	1,344	14,230
Other comprehensive loss	—	—	(68)	(243)	(311)
Ordinary shares settled under share-based compensation plans	(2,408)	—	—	—	(2,408)
Shared-based compensation costs	5,275	—	—	—	5,275
Non-controlling interests and other	—	—	—	(47)	(47)

Balance at April 30, 2012	$493,940	$516,561	$(56,051)	$13,797	$968,247

Accumulated Other Comprehensive Income/(Loss). The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) (AOCI) before- and after-tax for the three months ended April 30, 2013 and 2012:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at February 1, 2013	$(85,319)	$(7,029)	$(92,348)
Other comprehensive income before reclassifications, before tax	2,354	—	2,354
Tax-effect	(942)	—	(942)

Other comprehensive income before reclassifications, after tax	1,412	—	1,412

Amounts reclassified from AOCI, before tax	—	204	204
Tax-effect	—	(66)	(66)

Amounts reclassified from AOCI, after tax reclassifications, after tax	—	138	138

Net current-period other comprehensive income	1,412	138	1,550

Balance at April 30, 2013	$(83,907)	$(6,891)	$(90,798)

Balance at February 1, 2012	$(50,864)	$(5,119)	$(55,983)
Other comprehensive loss before reclassifications, before tax	(863)	—	(863)
Tax-effect	345	—	345

Other comprehensive loss before reclassifications, after tax	(518)	—	(518)

Amounts reclassified from AOCI, before tax	—	643	643
Tax-effect	—	(193)	(193)

Amounts reclassified from AOCI, after tax reclassifications, after tax	—	450	450

Net current-period other comprehensive income	(518)	450	(68)

Balance at April 30, 2012	$(51,382)	$(4,669)	$(56,051)

The effects on net (loss)/income of significant amounts reclassified out of each component of AOCI for the three months ended April 30, 2013 and 2012 are summarized as follows:

		Three months ended April 30,
		2013	2012
Details about AOCI components	Affected line item on the consolidated statements of operations	Amount reclassified from AOCI	Amount reclassified from AOCI
Defined benefit plans:
Amortization of net actuarial gain	Staff costs	$90	$676
Amortization of net transition obligation	Staff costs	4	—
Amortization of prior service cost	Staff costs	—	(4)
Foreign currency translation	Staff costs	110	(29)

	Pretax income	204	643
	Provision for income taxes	(66)	(193)

Total reclassification for the period	Net (loss)/income	$138	$450

NOTE 5. Segment Reporting

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$719,516	$361,137	$—	$1,080,653

Purchased transportation costs	549,963	154,955	—	704,918
Staff costs	105,068	106,277	8,867	220,212
Depreciation	4,283	7,796	1,103	13,182
Amortization of intangible assets	1,120	1,236	436	2,792
Severance and other	236	992	1,441	2,669
Other operating expenses	46,048	79,572	7,283	132,903

Total operating expenses	706,718	350,828	19,130	1,076,676

Operating income/(loss)	$12,798	$10,309	$(19,130)	3,977

Interest income				5,279
Interest expense				(8,572)
Other expense, net				(242)

Pretax income				442
Provision for income taxes				11,306

Net loss				(10,864)
Net income attributable to non-controlling interests				1,554

Net loss attributable to UTi Worldwide Inc.				$(12,418)

Capital expenditures for property, plant and equipment	$4,627	3,955	2,861	$11,443

Capital expenditures for internally developed software	$—	16	8,335	$8,351

Segment assets	$1,227,748	682,495	192,987	$2,103,230

	Three months ended April 30, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$781,922	$386,735	$—	$1,168,657

Purchased transportation costs	605,608	157,282	—	762,890
Staff costs	106,432	115,829	8,927	231,188
Depreciation	4,207	6,753	536	11,496
Amortization of intangible assets	1,054	1,648	540	3,242
Severance and other	667	826	207	1,700
Other operating expenses	46,604	83,743	4,254	134,601

Total operating expenses	764,572	366,081	14,464	1,145,117

Operating income/(loss)	$17,350	$20,654	$(14,464)	23,540

Interest income				3,585
Interest expense				(6,393)
Other expense, net				(28)

Pretax income				20,704
Provision for income taxes				6,474

Net income				14,230
Net income attributable to non-controlling interests				1,344

Net income attributable to UTi Worldwide Inc.				$12,886

Capital expenditures for property, plant and equipment	$4,340	$22,873	$1,717	$28,930

Capital expenditures for internally developed software	$—	$—	$9,013	$9,013

Segment assets	$1,288,275	$861,510	$145,166	$2,294,951

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

The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa (excluding North Africa):

	Three months ended April 30,
	2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$212,691	$54,269	$266,960	$244,345	$62,988	$307,333
Americas	174,421	194,764	369,185	186,665	196,723	383,388
Asia Pacific	219,519	17,882	237,401	233,238	16,975	250,213
Africa	112,885	94,222	207,107	117,674	110,049	227,723

Total	$719,516	$361,137	$1,080,653	$781,922	$386,735	$1,168,657

Corporate assets have been included in the regions and countries for which those assets reside. The following table shows long-lived assets attributable to the Company’s geographic regions:

	April 30, 2013	January 31, 2013
EMENA	$53,978	$52,962
Americas	48,482	49,880
Asia Pacific	38,031	38,589
Africa	99,523	101,467

Total	$240,014	$242,898

The following table shows long-lived assets attributable to specific countries:

	April 30, 2013	January 31, 2013
United States	$42,269	$43,303
South Africa	97,467	99,148
China	17,846	18,180
Spain	6,805	7,485
All others	75,627	74,782

Total	$240,014	$242,898

The following table shows revenues attributable to specific countries:

	Three months ended April 30,
	2013	2012
United States	$306,585	$312,744
South Africa	198,203	220,606
China	88,278	101,116
Germany	43,293	56,404
All others	444,294	477,787

Total	$1,080,653	$1,168,657

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended April 30,
	2013	2012
Revenues:
Airfreight forwarding	$323,829	$381,140
Ocean freight forwarding	303,778	305,081
Customs brokerage	29,818	28,266
Contract logistics	180,682	201,653
Distribution	147,710	148,888
Other	94,836	103,629

Total	$1,080,653	$1,168,657

Purchased transportation costs:
Airfreight forwarding	$250,472	$301,822
Ocean freight forwarding	256,975	254,879
Customs brokerage	1,342	1,443
Contract logistics	44,458	49,983
Distribution	101,208	97,007
Other	50,463	57,756

Total	$704,918	$762,890

NOTE 6. Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment for the three months ended April 30, 2013 are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at January 31, 2013	$172,647	$141,622	$314,269
Foreign currency translation adjustment	(1,807)	146	(1,661)

Balance at April 30, 2013	$170,840	$141,768	$312,608

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. No impairment was recognized during the three months ended April 30, 2013. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $193,502 at April 30, 2013 and January 31, 2013, all of which is included in the Company’s Contract Logistics and Distribution segment.

Other Intangible Assets. Amortizable intangible assets at April 30, 2013 and January 31, 2013 relate primarily to software applications internally-developed by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at April 30, 2013 and January 31, 2013 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at April 30, 2013
Internally-developed software	$126,607	$(7,324)	$119,283	6.8
Client relationships	84,520	(56,015)	28,505	8.8
Non-compete agreements	281	(126)	155	4.5
Other	3,878	(3,802)	76	3.7

Total	$215,286	$(67,267)	$148,019

Balance at January 31, 2013
Internally-developed software	$118,259	$(6,775)	$111,484	6.7
Client relationships	84,132	(53,431)	30,701	8.8
Non-compete agreements	285	(111)	174	4.5
Other	4,007	(3,916)	91	3.7

Total	$206,683	$(64,233)	$142,450

Amortization expense totaled $2,792 and $3,242 for the three months ended April 30, 2013 and 2012, respectively. The following table shows the expected amortization expense for these intangible assets for the remainder of fiscal 2014 and each of the next four fiscal years ending January 31:

2014	$14,665
2015	25,282
2016	23,949
2017	21,802
2018 and after	62,320

The Company had $916 of intangible assets not subject to amortization at April 30, 2013 and January 31, 2013, related primarily to acquired trade names.

NOTE 7. Supplemental Cash Flow Information

Supplemental cash flow information. The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Three months ended April 30,
	2013	2012
Net cash paid for:
Interest	$7,762	$11,867
Income taxes	4,979	11,518
Withholding taxes	274	562
Non-cash activities:
Capital lease and other obligations to acquire assets	2,900	2,523
Software purchases	1,300	2,489
Obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	—	14,033

Limitations on dividends. UTi Worldwide Inc. (UTi Worldwide) is a holding company that relies on dividends, distributions and advances from its subsidiaries to pay dividends on its ordinary shares and meet its financial obligations. The ability of UTi’s subsidiaries to pay such amounts and UTi Worldwide’s ability to pay dividends and distributions to its shareholders is subject to restrictions including, but not limited to, applicable local laws and limitations contained in the Company’s bank credit facilities and long-term borrowings. Additionally, intercompany payments of dividends, distributions and advances can, in certain circumstances, result in adverse tax effects such as the requirement to pay withholding and corporate income taxes and distribution taxes on dividends and distributions, and can also require, in certain situations, that UTi’s subsidiaries make pro-rata payments to the minority interest holders in such entities. Additionally, in general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances.

Exchange control laws and regulations. Some of the Company’s subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to UTi Worldwide. Total net assets which may not be transferred to UTi Worldwide in the form of loans, advances, or cash dividends by the Company’s subsidiaries without the consent of a third party were less than 10% of the Company’s consolidated total net assets as of the end of the most recent fiscal year.

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

Industry-Wide Anti-Trust Investigations. On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $4,010 at April 30, 2013) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court.

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

The Company (along with numerous other global logistics providers) was named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S. antitrust laws. On December 5, 2012, the Company entered into a settlement agreement to resolve the entire portion of the lawsuit against the Company. The settlement has been preliminarily approved by the Court and is subject to final judicial approval after proper notice to the putative class. The Court has scheduled a hearing to take place on August 9, 2013 to determine whether to issue final approval of the settlement and to set the amount of class action counsel fees. The Company has denied any wrongdoing and has made no admission of liability by entering into this settlement. The Company does not expect there to be any material impact on the Company’s consolidated financial statements as a result of this settlement.

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

Per Transport Litigation. The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London)

with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12,412 based on exchange rates as of April 30, 2013. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company fully supports the actions of each of the two individuals involved and is vigorously defending them in this matter. The Company has also agreed to indemnify these individuals in connection with these proceedings.

NOTE 9. Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended April 30,
	2013	2012
Service cost	$504	$304
Interest cost	483	545
Expected return on plan assets	(429)	(337)
Amortization of net actuarial loss	94	26

Total	$652	$538

The Company contributed approximately $578 and $574, respectively, to its defined benefit plans for the three months ended April 30, 2013 and 2012.

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

In addition to the 2009 LTIP, at April 30, 2013, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).

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

Stock Options:	2009 LTIP		2004 LTIP		2000 Stock Option Plan		Directors Option Plan*		Total
	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price
Outstanding balance at February 1, 2013	$418,460	$18.09	$1,306,001	$20.24	$178,150	$10.53	$54,000	$11.66	$1,956,611	$18.66
Granted	298,204	14.05	—	—	—	—	—	—	298,204	14.05
Exercised	—	—	—	—	(97,150)	10.13	—	—	(97,150)	10.13
Cancelled/forfeited	—	—	(2,487)	30.16	(6,000)	8.26	—	—	(8,487)	14.68

Outstanding balance at April 30, 2013	$716,664	$16.41	$1,303,514	$20.22	$75,000	$11.23	$54,000	$11.66	$2,149,178	$18.42

*	This plan has been established for non-employee directors.

RSUs:	2009 LTIP		2004 LTIP		2004 Directors Incentive Plan*		Total
	Restricted stock units	Weighted average grant date fair value	Restricted stock units	Weighted average grant date fair value	Restricted stock units	Weighted average grant date fair value	Restricted stock units	Weighted average grant date fair value
Outstanding balance at February 1, 2013	$1,979,581	$17.34	$339,318	$14.72	$35,880	$15.05	$2,354,779	$16.93
Granted	1,004,364	14.05	—	—	—	—	1,004,364	14.05
Vested	(523,386)	17.39	(190,441)	15.29	—	—	(713,827)	16.83
Cancelled	(63,622)	17.59	(9,826)	14.42	—	—	(73,448)	17.17

Outstanding balance at April 30, 2013	$2,396,937	$15.94	$139,051	$13.96	$35,880	$15.05	$2,571,868	$15.82

*	This plan has been established for non-employee directors.

In connection with its share-based compensation plans, the Company recorded approximately $3,366 and $3,569 of share-based compensation expense for the three months ended April 30, 2013 and 2012, respectively. As of April 30, 2013, the Company had approximately $38,217 of unvested share-based compensation granted under all the Company’s share-based compensation plans, which amounts will be expensed in full through April 2018.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of April 30, 2013:

	2011 Royal Bank of Scotland N.V. (RBS) Facility(1)	2011 Nedbank Facility(2)	2011 Bank of the West Facility(3)	Germany Credit Facility(5)	2009 Nedbank South African Facilities(4)	Other Facilities(6)	Total
Maturity date	June 24, 2014	June 24, 2016	June 24, 2014	January 31, 2014	July 9, 2016	Various
Credit facility limit	$50,000	$75,000	$50,000	$49,673	$57,992	$187,799	$470,464

Facility usage for cash withdrawals(7)	—	—	—	1,436	3,908	96,760	102,104
Letters of credit and guarantees outstanding	28,775	3,396	—	78	31,051	73,355	136,655

Total facility/usage	$28,775	$3,396	$—	$1,514	$34,959	$170,115	$238,759

Available, unused capacity	$21,225	$71,604	$50,000	$48,159	$23,033	$17,684	$231,705
Available for cash withdrawals	$—	$35,000	$50,000	$48,159	$29,230	$13,212	$175,601

(1)	The Company entered into an amendment with the Royal Bank of Scotland to the 2011 RBS Facility which extended the maturity date of the agreement from June 24, 2013 to June 24, 2014.
(2)

This facility with Nedbank Limited acting through its London Branch (the 2011 Nedbank Facility) matures on June 24, 2016 for letter of credit items and no sooner than June 24, 2014 for cash draw items. This facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate.

(3)

This facility with the Bank of the West (the 2011 Bank of the West Facility) provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. This facility bears interest at the Company’s choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate, or (iii) 1% above the one-month LIBOR rate.

(4)

The amounts in the table above reflect the Company’s South African rand (ZAR) 525,000 revolving credit facility, with Nedbank Limited, acting through its Corporate Banking Division (the South African Facilities Agreement). The revolving facility is comprised of a ZAR 300,000 working capital facility and a ZAR 225,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of the South African Facilities Agreement, and which are included under capital lease obligations on the Company’s consolidated balance sheet. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $81,410 as of April 30, 2013.
(5)

On January 25, 2013, UTi Deutschland GmbH, a subsidiary of UTi Worldwide Inc., entered into an Agreement Relating to Credit Facility with Commerzbank Aktiengesellschaft (German Credit Facility). The German Credit Facility bears interest at the Euro OverNight Index Average rate plus 1.7% and provides for both cash draws and guarantees.

(6)

Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries. The largest of these other additional facilities is the credit facility of the Company’s subsidiary in Japan with Sumitomo Mitsui Banking Corporation.

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

Other Additional Facilities. In addition to the credit, letters of credit and guarantee facilities provided under the Global Credit Facilities and the South African Facilities Agreement the Company and its subsidiaries utilize a number of financial institutions to provide it and its subsidiaries with additional credit, letters of credit and guarantee facilities. In some cases the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. In connection with these other additional facilities, in October 2012 the Company’s subsidiary in Japan entered into a Japanese Yen (JPY) 4,000,000 borrowing arrangement with Sumitomo Mitsui Banking Corporation (the Japan Credit Facility). At April 30, 2013, the Company had $40,881 of indebtedness outstanding under the Japan Credit Facility, which amount is included in the column “Other Facilities” in the table above. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 1.2% and has a maturity date of October 19, 2013. The Company’s subsidiary may at any time prepay all or part of the outstanding borrowings under the Japan Credit Facility, subject to terms of the agreement.

Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities described above. The total of such bank borrowings was $1,132 and $1,129, respectively, at April 30, 2013 and January 31, 2013.

Long-term Borrowings. The following table presents information of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes and other long-term borrowings as of April 30, 2013:

	2013 Series A Notes	2013 Series B Notes	Other Facilities	Total
Maturity date	February 1, 2022	February 1, 2020
Original principal	$150,000	$50,000
Interest rate per annum	4.10%	3.50%	4.54%
Balance at April 30, 2013:
Current portion of long-term borrowings	—	—	2,678	2,678
Long-term borrowings, excluding current portion	150,000	50,000	3,949	203,949

Total	$150,000	$50,000	$6,627	$206,627

On January 25, 2013, the Company issued $200,000 (principal amount) of senior unsecured guaranteed notes (collectively, the 2013 Notes) pursuant to a note purchase agreement (2013 Note Purchase Agreement) entered into among the Company, certain of its subsidiaries as guarantors (Subsidiary Guarantors) and The Prudential Insurance Company of America (Prudential), and a limited number of entities affiliated with, or managed by, Prudential. The 2013 Notes consist of the 2013 Series A Notes and the 2013 Series B Notes.

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

The Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and the Company’s other credit, letters of credit and guarantee facilities require the Company and, in certain cases some of the Company’s subsidiaries, to comply with financial and other affirmative and negative covenants. Such covenants include limitations on restricted payments, maintaining a minimum debt service ratio, limitations on priority debt and other indebtedness, minimum interest charge coverage requirements, and other restrictions and limitations. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. These agreements and facilities also contain limitations on the payment by the Company and/or by various subsidiaries of the Company dividends and distributions. Furthermore, the Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and certain of the Company’s other credit facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the 2013 Note Purchase Agreement the right to declare a default if the Company or its subsidiaries default under other indebtedness in certain circumstances. Should the Company fail to comply with these covenants, the Company would be required to seek to amend the covenant or to seek a waiver of such non-compliance. If the Company is unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various facilities the 2013 Note Purchase Agreement could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to the Company and its subsidiaries. As of April 30, 2013, we were in compliance with the covenants set forth in the Global Credit Facilities, the South African Facilities Agreement and the 2013 Note Purchase Agreement, each as amended as of such date.

NOTE 12. Uncertain Tax Positions

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. For the three months ended April 30, 2013 and 2012, the Company accrued $221 and $206 of interest, respectively. The total amount of unrecognized tax benefits that would favorably affect the Company’s effective tax rate if recognized was $7,922 and $8,296 as of April 30, 2013 and January 31, 2013, respectively. The total amount of interest accrued associated with the unrecognized tax benefits was $2,071 and $1,895 as of April 30, 2013 and January 31, 2013, respectively. Tax years 2008 through 2012 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of April 30, 2013 will decrease by up to $2,005 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2013 and January 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at Reporting Date Using:
Balance at April 30, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$185,339	$185,339	$—	$—
Forward exchange contracts	52	—	52	—

Total	$185,391	$185,339	$52	$—

Liabilities:
Forward exchange contracts	$158	$—	$158	$—

Total	$158	$—	$158	$—

Balance at January 31, 2013
Assets:
Cash and cash equivalents	$237,276	$237,276	$—	$—
Forward exchange contracts	101	—	101	—

Total	$237,377	$237,276	$101	$—

Liabilities:
Forward exchange contracts	$79	$—	$79	$—

Total	$79	$—	$79	$—

Forward Exchange Contracts. The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

Fair Value Measurements on a Non-Recurring Basis. As of April 30, 2013, there were no non-recurring measurements of fair value.

NOTE 14. Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of April 30, 2013 and 2012:

	April 30,
	2013	2012
Euro	$5,482	$7,911
U.S. Dollars	27,225	49,018
British Pound Sterling	762	1,065
All others	1,112	2,233

Total	$34,581	$60,227

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets and liabilities are included in trade receivables and payables, respectively. The Company had the following balances for foreign currency derivative assets and liabilities at April 30, 2013 and January 31, 2013:

	April 30, 2013	January 31, 2013
Foreign currency derivative assets	$52	$101
Foreign currency derivative liabilities	$158	$79

Net gains and losses on foreign currency derivatives as of April 30, 2013 and 2012 are as follows:

	Three months ended April 30,
	2013	2012
Net gains	$—	$58
Net losses	$106	$—

NOTE 15. Severance and Other

Severance and other costs incurred by the Company were not incurred pursuant to a formal plan of restructuring or termination as defined in ASC 420, Exit or Disposal Cost Obligations or ASC 715, Compensation – Retirement Benefits. Severance and other costs for the three months ended April 30, 2013 and 2012 were comprised of employee severance costs.

Certain information regarding employee severance and other costs by segment is summarized as follows:

	Three months ended April 30,
	2013	2012
Freight Forwarding	$236	$667
Contract Logistics and Distribution	992	826
Corporate	1,441	207

Total	$2,669	$1,700

Charges incurred for employee severance for the three months ended April 30, 2013 and 2012, were primarily related to severance and activities related to the Company’s ongoing business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a consistent organizational structure on a worldwide basis. Although the Company has not adopted a formal plan of restructuring or termination pursuant to ASC 420 or ASC 715, the Company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “UTi” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a consolidated entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements, Uncertainties and Other Factors

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain risks and uncertainties. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements and include all statements not of an historical fact. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying any forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including but not limited to volatility with respect to global trade, particularly as it relates to global airfreight, ocean freight and contract logistics and distribution markets; global economic, political and market conditions and unrest, including those in Africa (excluding North Africa), Asia Pacific and EMENA (which is comprised of Europe, Middle East and North Africa); risks associated with the company’s ongoing business transformation initiative, which include unanticipated difficulties and delays and additional costs and expenses; changes in interest and foreign currency exchange rates; risks that we may be required to record impairment charges to our goodwill or additional increases in our valuation allowance on deferred tax assets; risks associated with the profitability of certain operations and changes in statutory tax rates worldwide, changes in the geographic composition of the company’s worldwide taxable income, changes in the company’s unrecognized tax positions, and the impact of audit settlements with local tax authorities; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the company to secure space on third party aircraft, ocean vessels and other modes of transportation; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of, the ongoing publicly announced governmental investigations into the international air freight and air cargo transportation industry and other related investigations and lawsuits; risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the company’s ability to retain clients; the financial condition of the company’s clients; the company’s ability to refinance, renew or replace its credit facilities and other indebtedness on commercially reasonable terms or at all; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the other risks and uncertainties described herein and in the company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the company’s control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, UTi cannot assure any reader that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on UTi’s forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of the our Annual Report on Form 10-K, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.

Overview

We are an international, non-asset-based supply chain services and solutions company that provides airfreight and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services. We serve our clients through a worldwide network of freight forwarding offices, and contract logistics and distribution centers. Freight Forwarding Segment. We do not own or operate aircraft or vessels and, consequently, contract with commercial carriers to arrange for the shipment of cargo. A majority of our freight forwarding business is conducted through non-committed space allocations with carriers. We arrange for, and in many cases provide, pick-up and delivery service between the carrier and the location of the shipper or recipient.

We provide airfreight forwarding services in two principal forms (i) as an indirect carrier, and occasionally (ii) as an authorized agent for airlines. When we act as an indirect carrier with respect to shipments of freight, we typically issue a House Airway Bill (HAWB) upon instruction from our client (the shipper). The HAWB serves as the contract of carriage between us and the shipper. When we tender freight to the airline (the direct carrier), we receive a Master Airway Bill. The Master Airway Bill serves as the contract of carriage between us and the air carrier. Because we provide services across a broad range of clients on commonly traveled trade lanes, when we act as an indirect carrier we typically consolidate individual shipments into larger shipments, optimizing weight and volume combinations for lower-cost shipments on a consolidated basis. We typically act as an indirect carrier with respect to shipments tendered to us by our clients, however, in certain circumstances; we occasionally act as an authorized agent for airlines. In such circumstances, we are not an indirect carrier and do not issue a HAWB, but rather we arrange for the transportation of individual shipments directly with the airline. In these instances, as compensation for arrangement for these shipments, the carriers pay us a management fee.

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

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and, other than the incentive compensation component thereof, they are generally less flexible than purchased transportation costs in the near term as we must staff to meet uncertain future demand. Staff costs and other operating expenses in our Freight Forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airfreight or containers for ocean freight, which are most commonly expressed as twenty foot units (TEUs).

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

Multi-year Business Transformation Initiative. We have undertaken a multi-year business transformation initiative to establish a single set of global processes for our freight forwarding business and our global financial management. We anticipate total capital expenditures related to the development of software of approximately $135.0 million to $145.0 million in connection with these initiatives, the majority of which is nearing completion. We currently expect to incur an aggregate of approximately $20.0 million to $30.0 million during fiscal 2014 related to our business transformation initiatives. We expect our global operating system to be ready for its intended use during fiscal 2014. Although the deployment of our operating system has begun, we will consider it ready for its intended use depending upon a variety of factors, including but not limited to operational acceptance testing and other operational milestones having been achieved. We expect to incur depreciation expense and amortization expense over a seven-year useful life, beginning once the applications are considered ready for their intended use.

Significant accounting estimates relating to the business transformation include the date which we consider the applications to be ready for their intended use, which will serve as the commencement date for amortization, as well as estimated useful lives over which we expect to incur depreciation and amortization expense.

Effect of Foreign Currency Translation on Comparison of Results. Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes is affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar results in lower revenues reported; however, as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect occurs if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net carrying value of our assets. These translation effects are included as a component of accumulated other comprehensive income or loss in shareholders’ equity. We have historically not attempted to hedge this equity risk and we cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

Acquisitions. We did not complete any acquisitions during the three months ended April 30, 2013 and 2012, respectively.

Seasonality. Historically, our results for our operating segments have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and many other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand for certain products or are based on just-in-time production schedules. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus, we can give no assurance that these historical seasonal patterns will continue in future periods.

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2013, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, on file with the SEC. Our unaudited consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Our year-over-year comparative results were, in many cases, materially impacted by foreign currency fluctuations between comparable periods, particularly the year-over-year exchange rate fluctuations between the Euro and South African Rand (ZAR), on the one hand, and the U.S. Dollar, on the other hand. In order to enhance the ability of investors to analyze our performance over comparable periods, we have provided in certain instances comparative information and variances excluding the impact of these foreign currency fluctuations where the effect of foreign currency translation is material to our comparative results. This information is among the information we use as a basis for evaluating our performance on a comparable basis over time, in allocating resources and in planning and forecasting of future periods. This information, however, is not intended to be considered in isolation or as a substitute for, or superior to, the relevant measures prepared and presented in accordance with U.S. GAAP, which are also presented. We calculate the effects of foreign currency fluctuations by subtracting (i) our current-period financial results as reported in local currencies, translated at current-period foreign currency exchange rates, from (ii) our current-period financial results as reported in local currency, as translated at the prior-period foreign currency exchange rates.

Segment Operating Results. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. Our reportable business segments are (i) Freight Forwarding and (ii) Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Certain corporate costs, enterprise-led costs, and various holding company expenses within the group structure are presented separately.

We believe that for our Freight Forwarding segment, net revenues (a non-GAAP financial measure we use to describe revenues less purchased transportation costs) are a better measure of growth in our freight forwarding business than revenues because our revenues and our purchased transportation costs for our services as an indirect air and ocean carrier include the carriers’ charges to us for carriage of the shipment. Our revenues and purchased transportation costs are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenues are determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Revenues derived from freight forwarding generally are shared between the points of origin and destination, based on a standard formula. Our revenues in our other capacities include only management fees earned by us and are substantially similar to net revenues for the Freight Forwarding segment in this respect.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed.

Three months ended April 30, 2013 compared to three months ended April 30, 2012

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended April 30, 2013 compared to the three months ended April 30, 2012:

Freight Forwarding

	Freight Forwarding Three months ended April 30,
	2013	2012	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$323,829	$381,140	$(57,311)	(15)%
Ocean freight forwarding	303,778	305,081	(1,303)	—
Customs brokerage	29,818	28,266	1,552	5
Other	62,091	67,435	(5,344)	(8)

Total revenues	719,516	781,922	(62,406)	(8)

Purchased transportation costs:
Airfreight forwarding	250,472	301,822	(51,350)	(17)
Ocean freight forwarding	256,975	254,879	2,096	1
Customs brokerage	1,342	1,443	(101)	(7)
Other	41,174	47,464	(6,290)	(13)

Total purchased transportations costs	549,963	605,608	(55,645)	(9)

Net revenues:
Airfreight forwarding	73,357	79,318	(5,961)	(8)
Ocean freight forwarding	46,803	50,202	(3,399)	(7)
Customs brokerage	28,476	26,823	1,653	6
Other	20,917	19,971	946	5

Total net revenues	169,553	176,314	(6,761)	(4)

Yields:
Airfreight forwarding	22.7%	20.8%
Ocean freight forwarding	15.4%	16.5%
Staff costs	105,068	106,432	(1,364)	(1)
Depreciation	4,283	4,207	76	2
Amortization of intangible assets	1,120	1,054	66	6
Severance and other	236	667	(431)	(65)
Other operating expenses	46,048	46,604	(556)	(1)

Operating income	$12,798	$17,350	$(4,551)	(26)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $57.3 million, or 15%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $51.2 million, or 13%, compared to the corresponding prior year period. Airfreight conditions continued to remain weak throughout our first quarter of fiscal 2014. Additionally, our results for airfreight and our other products and segments for the three months ended April 30, 2013, were negatively impacted by a weaker South African rand, compared to the U.S. Dollar, when compared to the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, (i) $40.6 million of the decrease in airfreight forwarding revenues was attributable to a decline of our selling rates, caused in part by lower carrier rates incurred by us; (ii) $5.9 million of the decrease was attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms); and (iii) $4.7 million of the decrease was attributable to reduced fuel surcharges.

Airfreight forwarding volumes decreased 2% for the three months ended April 30, 2013, compared to the corresponding prior year period, reflecting a continued weak airfreight environment compared to the same period in the prior year. On a sequential basis, airfreight tonnage deteriorated 2% for the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

Airfreight forwarding net revenues decreased $6.0 million, or 8%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $4.3 million, or 5%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $4.3 million decline in airfreight forwarding net revenues when calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a $2.4 million decrease attributable to a decline both in our selling rates and carrier rates; and (ii) a $1.9 million decrease attributable to a decline of airfreight forwarding volumes.

Airfreight yields for the three months ended April 30, 2013 increased approximately 190 basis points to 22.7% compared to 20.8% for the corresponding prior year period, as both our selling and carrier rates declined, therefore, impacting computed yields. On a sequential basis, airfreight yields of 22.7% for the first quarter of fiscal 2014 were 160 basis points higher when compared to airfreight yields of 21.1% for the fourth quarter of fiscal 2013.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $1.3 million, or less than 1%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $13.5 million, or 4%. When the effects of foreign currency fluctuations are excluded, (i) an increase in ocean freight volumes generated a $15.5 million increase in ocean freight forwarding revenues; offset by (ii) a $2.0 million decrease attributable to lower selling rates caused in part by reduced carrier rates. Ocean freight volumes (which we measure in terms of TEUs) increased 5% during the three months ended April 30, 2013 compared to the corresponding prior year period.

Ocean freight forwarding net revenues decreased $3.4 million, or 7%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues decreased $2.1 million, or 4%. The $2.1 million decline in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a $4.4 million decrease attributable to a decline of our selling rates combined with an increase of our carrier rates; offset by (ii) a $2.3 million increase attributable to increased ocean freight volumes. Ocean freight yields for the three months ended April 30, 2013, decreased 110 basis points to 15.4% compared to 16.5% for the corresponding prior year period, as a decline of our selling rates was combined with an increase of carrier rates.

Customs Brokerage and Other. Customs brokerage revenues increased $1.6 million, or 5%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $3.2 million, or 11%. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $5.3 million, or 8%, for the three months ended April 30, 2013, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $2.3 million, or 3%.

Customs brokerage net revenues increased $1.7 million, or 6%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $3.2 million, or 12%. Other freight forwarding related net revenues increased $1.0 million, or 5%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding net revenues increased $1.7 million, or 9%.

Staff Costs. Staff costs in our Freight Forwarding segment decreased $1.4 million, or 1%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment increased $1.6 million, or 2%. As a percentage of our Freight Forwarding segment revenues, staff costs were 15% for the three months ended April 30, 2013 compared to 14% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes. The number of airfreight shipments declined 3%, for the three months ended April 30, 2013 compared to the corresponding prior year period, which was slightly offset by a 2% increase in ocean freight shipments during the same period.

Severance and Other. During the three months ended April 30, 2013 and 2012, we incurred severance and other costs in the Freight Forwarding segment of approximately $0.2 million and $0.7 million, respectively, comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing our next generation freight forwarding operating system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), we expect to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment decreased $0.6 million, or less than 1%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $1.0 million, or 2%.

Contract Logistics and Distribution

	Contract Logistics and Distribution Three months ended April 30,
	2013	2012	Change Amount	Change Percentage
Revenues:
Contract logistics	$180,682	$201,653	$(20,971)	(10)%
Distribution	147,710	148,888	(1,178)	(1)
Other	32,745	36,194	(3,449)	(10)

Total revenues	361,137	386,735	(25,598)	(7)

Purchased transportation costs:
Contract logistics	44,458	49,983	(5,525)	(11)
Distribution	101,208	97,007	4,201	4
Other	9,289	10,292	(1,003)	(10)

Total purchased transportations costs	154,955	157,282	(2,327)	(1)

Staff costs	106,277	115,829	(9,552)	(8)
Depreciation	7,796	6,753	1,043	15
Amortization of intangible assets	1,236	1,648	(412)	(25)
Severance and other	992	826	166	20
Other operating expenses	79,572	83,743	(4,171)	(5)

Operating income	$10,309	$20,654	$(10,345)	(50)%

Contract Logistics. Contract logistics revenues decreased $21.0 million, or 10%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues decreased $13.9 million, or 7%. On a year over year basis, we experienced lower volumes from existing business and were negatively impacted by the prior loss of certain high-margin accounts. However, overall revenues improved sequentially on a month-by-month basis within the quarter ended April 30, 2013.

Contract logistics purchased transportation costs decreased $5.5 million, or 11%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, purchased transportation costs decreased $4.7 million, or 9%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities decreased slightly during the three months ended April 30, 2013 when compared to the corresponding prior year period, resulting in a decrease in materials sourcing costs of $4.0 million. Excluding materials sourcing costs, purchased transportation costs declined $1.5 million for the three months ended April 30, 2013, compared to the corresponding prior year period.

Distribution. Distribution revenues decreased $1.2 million, or 1%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $5.2 million, or 3%. When the effects of foreign currency fluctuations are excluded, the increase was primarily due to increased client volumes in our Africa and Americas regions.

Distribution purchased transportation costs increased $4.2 million, or 4%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $6.3 million, or 7%, primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $3.4 million, or 10%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues were comparable with the corresponding prior year period. Other purchased transportation costs decreased $1.0 million, or 10%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other purchased transportation costs were comparable with the corresponding prior year period.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $9.6 million, or 8%, for the three months ended April 30, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment decreased $4.0 million, or 3%. The decrease was partially the result of facilities exited between comparable periods.

Severance and Other. During the three months ended April 30, 2013, we incurred severance and other costs of $1.0 million in our Contract Logistics and Distribution segment, which was comparable to the $0.8 million charged for the corresponding prior year period.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment decreased $4.2 million, or 5%, for the three months ended April 30, 2013, compared to the corresponding period year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment increased $2.1 million, or 3%.

Corporate

Staff Costs. Staff costs at corporate were $8.9 million for the three months ended April 30, 2013, consistent with the staff costs from the corresponding prior year period. Severance and other costs at corporate were $1.4 million for the three months ended April 30, 2013, caused primarily by organizational changes made during the period. Other operating expenses at corporate were $7.3 million for the three months ended April 30, 2013, compared to $4.3 million for the corresponding prior year period.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $200.0 million of principle was outstanding as of April 30, 2013, and our capital lease obligations. Interest income increased $1.7 million, or 47%, and interest expense increased $2.2 million, or 34%, for the three months ended April 30, 2013 compared to the corresponding prior year period, primarily due to an increased level of average borrowings outstanding throughout the quarter in part because of the issuance of our 2013 Senior Notes. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our effective income tax rate for the three months ended April 30, 2013 was impacted by several items, including, but not limited to, lower income across various jurisdictions and valuation allowances recorded during the first quarter. Our effective income tax rate for the three months ended April 30, 2012 was 31.3%. Our provision for income taxes in the three months ended April 30, 2013 was $11.3 million based on pretax income of $0.4 million compared to our provision for income taxes for the corresponding prior year period of $6.5 million based on pretax income of $20.7 million. The $4.8 million increase in our provision for income taxes in absolute dollars in the three months ended April 30, 2013 relative to the corresponding prior year period of fiscal 2013 was due to (i) higher net changes in valuation allowances recorded in certain jurisdictions which increased our current year provision year over year by approximately $7.0 million, which includes a discrete item of $5.0 million, related to an increase in a deferred tax valuation allowance associated with certain deferred tax assets, (ii) higher net changes in uncertain tax positions across various jurisdictions which increased our provision by $0.5 million and (iii) the impact of adjustments of $0.4 million across various jurisdictions, partially offset by lower income in the current period across various jurisdictions which decreased our provision by $3.1 million. We currently expect that our effective tax rate for fiscal 2014 will be approximately 37 percent.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $1.6 million for the three months ended April 30, 2013, compared to $1.3 million for the corresponding prior year period.

The following tables show the revenues and net revenues attributable to our geographic regions:

	Three months ended April 30,
	2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$212,691	$54,269	$266,960	$244,345	$62,988	$307,333
Americas	174,421	194,764	369,185	186,665	196,723	383,388
Asia Pacific	219,519	17,882	237,401	233,238	16,975	250,213
Africa	112,885	94,222	207,107	117,674	110,049	227,723

Total	$719,516	$361,137	$1,080,653	$781,922	$386,735	$1,168,657

	Three months ended April 30,
	2013			2012
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$57,218	$32,097	$89,315	$58,164	$38,153	$96,317
Americas	44,281	85,734	130,015	46,383	88,611	134,994
Asia Pacific	44,235	11,773	56,008	46,539	11,146	57,685
Africa	23,819	76,578	100,397	25,228	91,543	116,771

Total	$169,553	$206,182	$375,735	$176,314	$229,453	$405,767

The following table shows revenues and purchased transportation costs attributable to our principal services.

	Three months ended April 30,
	2013	2012
Revenues:
Airfreight forwarding	$323,829	$381,140
Ocean freight forwarding	303,778	305,081
Customs brokerage	29,818	28,266
Contract logistics	180,682	201,653
Distribution	147,710	148,888
Other	94,836	103,629

Total	$1,080,653	$1,168,657

Purchased transportation costs:
Airfreight forwarding	$250,472	$301,822
Ocean freight forwarding	256,975	254,879
Customs brokerage	1,342	1,443
Contract logistics	44,458	49,983
Distribution	101,208	97,007
Other	50,463	57,756

Total	$704,918	$762,890

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues:

	Three months ended April 30,
	2013	2012
Revenues:
Airfreight forwarding	30%	33%
Ocean freight forwarding	28	25
Customs brokerage	3	2
Contract logistics	17	18
Distribution	14	13
Other	8	9

Total revenues	100	100
Purchased transportation costs:
Airfreight forwarding	23	27
Ocean freight forwarding	24	20
Customs brokerage	*	*
Contract logistics	4	4
Distribution	9	9
Other	5	5

Total purchased transportation costs	65	65
Staff costs	20	20
Depreciation	1	1
Amortization of intangible assets	*	*
Severance and other	*	*
Other operating expenses	13	12

Total operating expenses	99	98
Operating income	1	2
Interest income	*	*
Interest expense	(1)	(1)
Other expense, net	*	*

Pretax income	*	1
Provision for income taxes	1	*

Net (loss)/income	(1)	1
Net income attributable to non-controlling interests	*	*

Net (loss)/income attributable to UTi Worldwide Inc.	(1)%	1%

*	Less than one percent.

Liquidity and Capital Resources

Limitations on dividends. We are a holding company that relies on dividends, distributions and advances from our subsidiaries to pay dividends on our ordinary shares and meet our financial obligations. The ability of our subsidiaries to pay such amounts to us and our ability to pay dividends and distributions to our shareholders is subject to restrictions including, but not limited to, applicable local laws and limitations contained in our bank credit facilities and long-term borrowings. Additionally, intercompany payments of dividends, distributions and advances can, in certain circumstances, result in adverse tax effects such as the requirement to pay withholding and corporate income taxes and distribution taxes on dividends and distributions, and can also require, in certain situations, that our subsidiaries make pro-rata payments to the minority interest holders in such entities. Additionally, in general, our subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances. In addition, we currently expect that the cash and cash equivalents held by our non-U.S. subsidiaries will be used primarily to support our international operations, including paying debt service, making capital expenditures and meeting the cash needs of such operations.

Exchange control laws and regulations. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our parent holding company. Total net assets which may not be transferred to us in the form of loans, advances, or cash dividends by our subsidiaries without the consent of a third party were less than 10% of our consolidated total net assets as of the end of the most recent fiscal year.

Client agreements involving cash. Additionally, we have entered into agreements with certain distribution clients specifying the use of designated cash accounts for receivables collections from their respective ultimate end clients. Although we are required under these contracts to use such accounts for cash activity related to these clients, we have access and control over such balances in the normal course of our operations. Balances in such accounts totaled approximately $31.5 million and $27.6 million at April 30, 2013 and January 31, 2013, respectively, and are included in cash and cash equivalents in the accompanying consolidated balance sheets.

Operating cash advances and disbursements. When we act as a customs broker, we make significant cash advances on behalf of our clients to various customs authorities around the world, predominantly in countries where our clients are importers of goods such as South Africa and Israel. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses. However, these advances temporarily consume cash as these items are typically paid to third parties in advance of our reimbursement from our clients. Accordingly, on a comparative basis, operating cash flows are typically stronger in periods of declining logistics activity and are comparably weaker in periods of volume growth as we must disburse cash in advance of collections from clients.

As of April 30, 2013, our cash and cash equivalents totaled $185.3 million, representing a decrease of $51.9 million from January 31, 2013. There was a decrease from net cash provided by our operating, investing and financing activities of $50.7 million. There was also a decrease of $1.2 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2013.

Cash Used in Operating Activities. During the first quarter of fiscal 2014, net cash used in operating activities was $52.6 million, compared to net loss of $10.9 million. During the corresponding prior year period, net cash used in operating activities was $10.2 million, compared to net income of $14.2 million.

During the first quarter of fiscal 2014, we used approximately $52.6 million in net cash from operating activities. This resulted from usages from (i) a net loss of $10.9 million and (ii) an increase in trade receivables and other current assets of $96.3 million. These usages were offset by (i) depreciation and amortization of intangible assets totaling $16.0 million, (ii) provision for doubtful accounts of $1.5 million, (iii) an increase in trade payables and other current liabilities of $27.4 million, (iv) deferred income taxes of $4.5 million and (v) increases in other items totaling $5.2 million.

Our primary sources of liquidity include cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our Freight Forwarding segment, and available funds under our various credit facilities. We typically experience increased activity associated with our peak season, generally during the second and third fiscal quarters, requiring significant disbursements on behalf of clients. During the second quarter and the first half of the third quarter, this seasonal growth in client receivables tends to consume available cash. Historically, the latter portion of the third quarter and the fourth quarter tend to generate cash recovery as cash collections usually exceed client cash disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash.

During the first quarter of fiscal 2014, advances for customs duties and taxes were approximately $1,024.9 million, compared to approximately $1,024.3 million for the corresponding prior year period. Excluding the effects of foreign currency fluctuations, advances for customs duties and taxes increased $86.8 million for the first quarter of fiscal 2014 compared to the corresponding prior year period. Timing differences with respect to these advances and subsequent collection activity related to customs duties and taxes had a relatively unfavorable impact on our net cash generated from operating activities in the first quarter of fiscal 2014, compared to the corresponding prior year period, when such cash flows are compared to net income.

Cash Used in Investing Activities. Cash used in investing activities for the first quarter of fiscal 2014 and 2013 was $15.4 million and $17.1 million, respectively. Cash used for the acquisition of property, plant and equipment during the first quarter of fiscal 2014 was approximately $8.5 million, consisting primarily of computer hardware and furniture, replacement vehicles, fixtures and equipment. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. Additionally, we used cash related to development activities with respect to our ongoing business transformation initiatives, including the development of our next generation freight forwarding system. During the first quarter of fiscal 2014, we used $6.6 million of cash in purchases of software and other intangible assets relating to these business transformation initiatives, which was comparable to the corresponding prior year period. Inclusive of technology upgrades and business transformation initiatives, including expenditures we incurred in the first quarter, we currently expect to expend an aggregate of approximately $80.0 million for capital expenditures for fiscal 2014, which excludes the Pharma Property Development Agreements described below.

Cash Provided by Financing Activities. Our financing activities during the first quarter of fiscal 2014 provided $17.2 million of cash, including (i) proceeds from bank lines of credit of $98.6 million, (ii) an increase in short-term credit facilities of $26.6 million and (iii) net proceeds from the issuance of ordinary shares of $0.8 million, offset by (i) net repayments of bank lines of credit and long term borrowings, totaling $102.1 million, (ii) repayments of capital lease obligations totaling $4.4 million and (iii) other net usages of cash of $2.3 million.

Pharma Property Development Agreements. During the fiscal year ended January 31, 2012, we entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. In addition to a property development agreement, we signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer and having been ready for beneficial occupation as described under the development agreement. In addition to the other documents for the transaction, we also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable at that time. Due to routine administrative processes, the property is not yet registerable for transfer, and accordingly, the lease agreement is effective until such time as the purchase can be completed. As of April 30, 2013 liabilities outstanding of $62.1 million, including $1.6 million in current portion, are included in capital lease obligations. This liability is intended to be replaced with long-term financing upon the purchase.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of April 30, 2013 (the table and footnotes are in thousands):

	2011 Royal Bank of Scotland N.V. (RBS) Facility(1)	2011 Nedbank Facility(2)	2011 Bank of the West Facility(3)	Germany Credit Facility(5)	2009 Nedbank South African Facilities(4)	Other Facilities(6)	Total
Maturity date	June 24, 2014	June 24, 2016	June 24, 2014	January 31, 2014	July 9, 2016	Various
Credit facility limit	$50,000	$75,000	$50,000	$49,673	$57,992	$187,799	$470,464

Facility usage for cash withdrawals(7)	—	—	—	1,436	3,908	96,760	102,104
Letters of credit and guarantees outstanding	28,775	3,396	—	78	31,051	73,355	136,655

Total facility/usage	$28,775	$3,396	$—	$1,514	$34,959	$170,115	$238,759

Available, unused capacity	$21,225	$71,604	$50,000	$48,159	$23,033	$17,684	$231,705
Available for cash withdrawals	$—	$35,000	$50,000	$48,159	$29,230	$13,212	$175,601

(1)	The Company entered into an amendment with the Royal Bank of Scotland to the 2011 RBS Facility, which extended the maturity date of the agreement from June 24, 2013 to June 24, 2014.
(2)

This facility with Nedbank Limited acting through its London Branch (the 2011 Nedbank Facility) matures on June 24, 2016 for letter of credit items and no sooner than June 24, 2014 for cash draw items. This facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate.

(3)

This facility with the Bank of the West (the 2011 Bank of the West Facility) provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. This facility bears interest at our choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate, or (iii) 1% above the one-month LIBOR rate.

(4)

The amounts in the table above reflect the company’s ZAR 525,000 with Nedbank Limited acting through its Corporate Banking Division (the South African Facilities Agreement). The revolving credit facility, which is comprised of a ZAR 300,000 working capital facility and a ZAR 225,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of the South African Facilities Agreement, and which are included under capital lease obligations on the company’s consolidated balance sheet. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $81.4 million as of April 30, 2013.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of April 30, 2013 the value of these contingent liabilities was $30.2 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $3.6 million were included in bank lines of credit on our balance sheet at April 30, 2013.

Other Additional Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the Global Credit Facilities and the South African Facilities Agreement, we utilize a number of financial institutions to provide us and our subsidiaries with additional letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. In connection with these other additional facilities, in October 2012 our subsidiary in Japan entered into a Japanese Yen (JPY) 4,000.0 million borrowing arrangement with Sumitomo Mitsui Banking Corporation (the Japan Credit Facility). At April 30, 2013, we had $40.9 million of indebtedness outstanding under the Japan Credit Facility, which amount is included in the column “Other Facilities” in the table above. The Japan Credit

Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 1.2% and has a maturity date of October 19, 2013. We may at any time prepay all or part of the outstanding borrowings under the Japan Credit Facility subject to terms of the agreement.

The maximum and average borrowings against all of our bank lines of credit during the first quarter of fiscal 2014 were $293.4 million and $220.8 million, respectively. The maximum and average borrowings against all of our bank lines of credit during the first quarter of fiscal 2013 were $148.1 million and $142.1 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements, due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities described above. The total of such borrowings at April 30, 2013 and January 31, 2013 was $1.1 million, respectively.

Long-term Borrowings. The following table presents information about our indebtedness pursuant to our outstanding senior unsecured guaranteed notes and other long-term borrowings as of April 30, 2013 (in thousands):

	2013 Series A Notes	2013 Series B Notes	Other Facilities	Total
	February 1, 2022	February 1, 2020
Maturity date
Original principal	$150,000	$50,000
Interest rate per annum	4.10%	3.50%	4.54%
Balance at April 30, 2013:
Current portion of long-term borrowings	—	—	2,678	2,678
Long-term borrowings, excluding current portion	150,000	50,000	3,949	203,949

Total	$150,000	$50,000	$6,627	$206,627

On January 25, 2013, we issued $200.0 million (principal amount) of senior unsecured guaranteed notes (collectively, the 2013 Notes) pursuant to a note purchase agreement (2013 Note Purchase Agreement) entered into among us, certain of its subsidiaries as guarantors (Subsidiary Guarantors) and The Prudential Insurance Company of America (Prudential), and a limited number of entities affiliated with, or managed by, Prudential. The 2013 Notes consist of the 2013 Series A Notes and the 2013 Series B Notes.

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

The Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and our other credit, letters of credit and guarantee facilities require us and, in certain cases some of our subsidiaries, to comply with financial and other affirmative and negative covenants. Such covenants include limitations on restricted payments, maintaining a minimum debt service ratio, limitations on priority debt and other indebtedness, minimum interest charge coverage requirements, and other restrictions and limitations. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. These agreements and facilities also contain limitations on the payment by us and/or by our various subsidiaries of dividends and distributions. Furthermore, the Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and certain of our other credit facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the 2013 Note Purchase Agreement the right to declare a default if we default under other indebtedness in certain circumstances. Should we fail to comply with these covenants, we would be required to seek to amend the covenant or to seek a waiver of such non-compliance. If we are unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various facilities and the 2013 Note Purchase Agreement could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to us. As of April 30, 2013, we were in compliance with the covenants set forth in the Global Credit Facilities, the South African Facilities Agreement and the 2013 Note Purchase Agreement, each as amended as of such date.

Off-Balance Sheet Arrangements

Other than operating leases, we have no material off-balance sheet arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. There have been no significant changes in our critical accounting estimates during the first quarter of fiscal 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2013, there had been no material changes to our exposure to market risks since January 31, 2013, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 on file with the SEC. For a discussion of our market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 4. Controls and Procedures.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of April 30, 2013. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of April 30, 2013.

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

There were no changes in our internal control over financial reporting during the most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning (ERP) software and have begun a process to expand and upgrade our financial systems. Additionally, we are in the process of migrating certain financial processes to centralized locations. The planned implementation of these processes will affect the processes that constitute our internal control over financial reporting in the future and will require testing for effectiveness prior to and concurrently with the implementation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In connection with ASC 450, Contingencies, we have not accrued for material loss contingencies relating to the investigations and legal proceedings disclosed below because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable and reasonably estimable.

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

Industry-Wide Anti-Trust Investigation. On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $4.0 million at April 30, 2013) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court.

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

We (along with numerous other global logistics providers) were named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S. antitrust laws. On December 5, 2012, we entered into a settlement agreement to resolve the entire portion of the lawsuit against us. The settlement has been preliminarily approved by the Court and is subject to final judicial approval after proper notice to the putative class. The Court has scheduled a hearing to take place on August 9, 2013 to determine whether to issue final approval of the settlement and to set the amount of class action counsel fees. We have denied any wrongdoing and have made no admission of liability by entering into this settlement. We do not expect there to be any material impact on our consolidated financial statements as a result of this settlement.

We have incurred, and we may in the future incur, significant legal fees and other costs in connection with these governmental investigations and lawsuits. If any regulatory body concludes that we have engaged in anti-competitive behavior, we could incur significant additional legal fees and other costs and penalties, which could include substantial fines, penalties and/or criminal sanctions against us and/or certain of our current or former officers, directors and employees, and we could be liable for damages. Any of these fees, costs, penalties, damages, sanctions or liabilities could have a material adverse effect on us and our financial results.

Per Transport Litigation. We are involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. We have brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12.4 million, based on exchange rates as of April 30, 2013. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. We fully support the actions of each of the two individuals involved and we are vigorously defending them in this matter. We have also agreed to indemnify these individuals in connection with these proceedings.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes to the risk factors as disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 filed with the SEC. The disclosures in our Annual Report on Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

Item 5. Other Information.

As previously disclosed in this From 10-Q, in June 2013 the company and the banks under the Global Credit Facilities and the company and a majority of the holders of the company’s 2013 Notes entered into agreements amending, effective April 30, 2013, the method of calculating the minimum debt service ratio covenant contained in the Global Credit Facilities and the 2013 Note Purchase Agreement. In this regard, attached to this Form 10-Q as 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, are the following: (i) First Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated June 5, 2013 among the Company, certain of its subsidiaries, and Nedbank Limited acting through its London Branch, (ii) Amendment No. 1 to Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Bank of the West, (iii) letter of amendment dated June 5, 2013 from Commerzbank AG, (iv) First Amendment Agreement dated June 5, 2013 among the Company, certain of its subsidiaries, The Prudential Insurance Company of America and other holders of the company’s 2013 Notes and (v) First Amendment to Amended and Restated Letter of Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries, and The Royal Bank of Scotland N.V (the RBS Amendment). The RBS Amendment also extended the maturity date of the 2011 RBS Facility from June 24, 2013 to June 24, 2014. These exhibits are hereby incorporated herein by reference.

As previously reported by the Company, on April 22, 2013, the Company entered into a letter agreement with P2 Capital Partners, LLC (“P2 Capital”), which provided that the Company was to enter into a Registration Rights Agreement with P2 Capital. Pursuant to such letter agreement, on June 6, 2013, the Company and certain holders of the Company’s ordinary shares affiliated with P2 Capital (collectively, the “Holders”) entered into a Registration Rights Agreement (the “Rights Agreement”). Subject to the terms and conditions contained in the Rights Agreement, the Holders have the right to demand that the Company file no more than two shelf registration statements on their behalf and also have piggyback registration rights. The Rights Agreement contains terms and conditions customary for such agreements and the Rights Agreement terminates on the first date that no manager, member, partner, officer, director or employee of any Holder or P2 Capital is a member of the Company’s Board of Directors. P2 Capital is a shareholder of the Company and Josh Paulson, a partner at P2 Capital, is a director of the Company. The foregoing description of the Rights Agreement is qualified in its entirety by reference to the full text of the Rights Agreement, which is attached to this Form 10-Q as Exhibit 10.6 and is hereby incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed December 7, 2012)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed December 7, 2012)

10.1	First Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Nedbank Limited acting through its London Branch

10.2	Amendment No. 1 to Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Bank of the West

10.3	Letter of amendment dated June 5, 2013 from Commerzbank AG

10.4	First Amendment Agreement dated June 5, 2013 among the Company, certain of its subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of the Company’s 2013 Notes

10.5	First Amendment to Amended and Restated Letter of Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and The Royal Bank of Scotland N.V.

10.6	Registration Rights Agreement dated as of June 6, 2013 by and among UTi Worldwide Inc., P2 Capital Partners, LLC and the other parties thereto

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: June 7, 2013	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: June 7, 2013	By:	/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President – Finance and
Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed December 7, 2012)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed December 7, 2012)

10.1	First Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Nedbank Limited acting through its London Branch

10.2	Amendment No. 1 to Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Bank of the West

10.3	Letter of amendment dated June 5, 2013 from Commerzbank AG

10.4	First Amendment Agreement dated June 5, 2013 among the Company, certain of its subsidiaries, The Prudential Insurance Company of America and other holders of the Company’s 2013 Notes

10.5	First Amendment to Amended and Restated Letter of Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and The Royal Bank of Scotland N.V.

10.6	Registration Rights Agreement dated as of June 6, 2013 by and among UTi Worldwide Inc., P2 Capital Partners, LLC and the other parties thereto

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document