Form 10-Q
period 2013-07-31
UTi WORLDWIDE INC
filed 2013-09-09
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

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

At September 3, 2013, the number of shares outstanding of the issuer’s ordinary shares of no par value was 104,751,068.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended July 31, 2013

- i -

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UTi Worldwide Inc.

Consolidated Balance Sheets

As of July 31, 2013 and January 31, 2013

(in thousands, except share amounts)

	July 31, 2013	January 31, 2013
	(Unaudited)

ASSETS
Cash and cash equivalents	$178,125	$237,276
Trade receivables (net of allowances for doubtful accounts of $16,461 and $16,011 as of July 31, 2013 and January 31, 2013, respectively)	1,012,598	898,809
Deferred income taxes	15,854	19,595
Other current assets	158,390	156,385

Total current assets	1,364,967	1,312,065

Property, plant and equipment (net of accumulated depreciation of $226,886 and $220,367 as of July 31, 2013 and January 31, 2013, respectively)	238,749	242,898
Goodwill	306,186	314,269
Other intangible assets, net	156,488	143,366
Investments	1,057	969
Deferred income taxes	20,916	25,802
Other non-current assets	36,520	34,688

Total assets	$2,124,883	$2,074,057

LIABILITIES & EQUITY
Bank lines of credit	$133,738	$79,213
Short-term borrowings	1,514	1,129
Current portion of long-term borrowings	2,417	5,663
Current portion of capital lease obligations	11,448	11,377
Trade payables and other accrued liabilities	835,251	786,444
Income taxes payable	9,822	8,470
Deferred income taxes	1,946	2,775

Total current liabilities	996,136	895,071

Long-term borrowings, excluding current portion	203,630	204,434
Capital lease obligations, excluding current portion	65,218	73,538
Deferred income taxes	30,238	29,654
Other non-current liabilities	44,290	47,178

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock - ordinary shares of no par value; issued and outstanding 104,703,784 and 103,848,134 shares as of July 31, 2013 and January 31, 2013, respectively	510,934	505,237
Retained earnings	373,802	396,946
Accumulated other comprehensive loss	(112,949)	(92,348)

Total UTi Worldwide Inc. shareholders’ equity	771,787	809,835
Non-controlling interests	13,584	14,347

Total equity	785,371	824,182

Total liabilities and equity	$2,124,883	$2,074,057

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Operations

For the three and six months ended July 31, 2013 and 2012

(in thousands, except share and per share amounts)

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Revenues	$1,129,418	$1,182,930	$2,210,071	$2,351,587

Purchased transportation costs	743,770	776,859	1,448,688	1,539,749
Staff costs	224,280	225,330	444,492	456,518
Depreciation	12,956	11,229	26,138	22,725
Amortization of intangible assets	2,754	3,160	5,546	6,402
Severance and other	3,180	2,124	5,849	3,824
Other operating expenses	132,403	131,198	265,306	265,799

Operating income	10,075	33,030	14,052	56,570
Interest income	4,214	3,505	9,493	7,090
Interest expense	(7,661)	(5,999)	(16,233)	(12,392)
Other expense, net	(720)	(272)	(962)	(300)

Pretax income	5,908	30,264	6,350	50,968
Provision for income taxes	9,414	10,047	20,720	16,521

Net (loss)/income	(3,506)	20,217	(14,370)	34,447
Net income attributable to non-controlling interests	938	1,334	2,492	2,678

Net (loss)/income attributable to UTi Worldwide Inc.	$(4,444)	$18,883	$(16,862)	$31,769

Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.04)	$0.18	$(0.16)	$0.31

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.04)	$0.18	$(0.16)	$0.31

Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06

Number of weighted average common shares outstanding used for per share calculations
Basic shares	104,608,931	103,609,889	104,310,510	103,323,012
Diluted shares	104,608,931	103,893,040	104,310,510	103,920,826

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Comprehensive (Loss)/Income

For the three and six months ended July 31, 2013 and 2012

(in thousands)

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net (loss)/income	$(3,506)	$20,217	$(14,370)	$34,447
Other comprehensive loss:
Foreign currency translation	(23,526)	(25,657)	(22,125)	(26,418)
Defined benefit pension plan adjustments	283	171	421	621

Other comprehensive loss	(23,243)	(25,486)	(21,704)	(25,797)

Comprehensive (loss)/income, before non-controlling interests	(26,749)	(5,269)	(36,074)	8,650
Comprehensive (loss)/income attributable to non-controlling interests	(154)	704	1,389	1,805

Comprehensive (loss)/income attributable to UTi Worldwide Inc.	$(26,595)	$(5,973)	$(37,463)	$6,845

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Cash Flows

For the six months ended July 31, 2013

(in thousands)

	Six months ended July 31,
	2013	2012
	(Unaudited)

OPERATING ACTIVITIES:
Net (loss)/income	$(14,370)	$34,447
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Share-based compensation costs	6,869	7,050
Depreciation	26,138	22,725
Amortization of intangible assets	5,546	6,402
Amortization of debt issuance costs	346	658
Deferred income taxes	4,516	3,274
Uncertain tax positions	(148)	(250)
Excess tax benefits from share-based compensation	(73)	(132)
(Gain)/loss on disposal of property, plant and equipment	(696)	37
Provision for doubtful accounts	2,814	449
Other	2,859	1,146
Changes in operating assets and liabilities:
Increase in trade receivables	(152,246)	(25,540)
Increase in other current assets	(6,855)	(21,489)
Increase/(decrease) in trade payables	55,228	(25,853)
Increase/(decrease) in accrued liabilities and other liabilities	23,409	(17,298)

Net cash used in operating activities	(46,663)	(14,374)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding software	(26,332)	(19,561)
Proceeds from disposals of property, plant and equipment	1,884	2,332
Purchases of software and other intangible assets	(18,387)	(15,576)
Net increase in other non-current assets	(2,869)	(1,016)
Other	(99)	116

Net cash used in investing activities	(45,803)	(33,705)

FINANCING ACTIVITIES:
Borrowings from bank lines of credit	209,391	100,766
Repayments of bank lines of credit	(173,959)	(71,640)
Net borrowings under revolving lines of credit	24,255	551
Net increase in short-term borrowings	441	—
Proceeds from issuances of long-term borrowings	550	1,986
Repayments of long-term borrowings	(4,617)	(11,045)
Debt issuance costs	—	(1,098)
Repayments of capital lease obligations	(7,882)	(9,759)
Distributions to non-controlling interests and other	(2,152)	(2,433)
Ordinary shares settled under share-based compensation plans	(2,487)	(2,450)
Proceeds from issuance of ordinary shares	2,461	1,592
Excess tax benefits from share-based compensation	73	132
Dividends paid	—	(6,223)

Net cash provided by financing activities	46,074	379

Effect of foreign exchange rate changes on cash and cash equivalents	(12,759)	(11,300)

Net decrease in cash and cash equivalents	(59,151)	(59,000)

Cash and cash equivalents at beginning of period	237,276	321,761

Cash and cash equivalents at end of period	$178,125	$262,761

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Notes to the Consolidated Financial Statements

For the three and six months ended July 31, 2103 and 2012 (Unaudited)

NOTE 1.	Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of July 31, 2013 and January 31, 2013, and the consolidated statements of operations, and comprehensive (loss)/income for the three and six months ended July 31, 2013 and 2012, and the consolidated statements of cash flows for the six months ended July 31, 2013 and 2012. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended July 31, 2013 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2014 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.

Use of Estimates. The preparation of the consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property, plant and equipment, and definite lived intangible assets, certain revenue estimations, allowances for doubtful accounts, the valuation of deferred tax assets, the initial and recurring valuation of certain assets acquired and liabilities assumed through business combinations (including goodwill, indefinite lived intangible assets and contingent earn-out payments) and contingent liabilities. Actual results could differ from those estimates.

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

Provision for income taxes of $9,414 and $20,720 for the three and six months ended July 31, 2013, respectively, includes out of period adjustments to income tax expense of $1,098 and $6,098, respectively, to increase the valuation allowances on certain deferred tax assets. Management has concluded that this correction is immaterial.

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

Foreign Currency Translation. Included in other expense, net, are net losses of $720 and $962 on foreign exchange for the three and six months ended July 31, 2013, respectively. Included in other expense, net, are net losses of $272 and $300 on foreign exchange for the three and six months ended July 31, 2012, respectively.

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $167,858 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States of America (U.S.) as of July 31, 2013.

Pharma Property Development Agreements. During the fiscal year ended January 31, 2011, the Company entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. In addition to a property development agreement, the Company signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer on or before September 30, 2012. In addition to the other documents for the transaction, the Company also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable on or before September 30, 2012. Due to various re-zoning and other administrative processes, the property was not saleable on or before September 30, 2012, and accordingly the Company is occupying the premises under the terms of the lease agreement. The lease agreement provides for an initial 10 year term, and the Company has the option to extend for up to two successive 10 year terms. The Company also has a right of first refusal to purchase the property should the owner thereof seek to sell the property to a third party. As of July 31, 2013, liabilities outstanding of $56,956, including $1,596 in the current portion, are included in capital lease obligations.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, long-term deposits, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments or because the interest rates are based upon variable reference rates. As discussed further in Note 11, “Borrowings”, on January 25, 2013, the Company issued $150,000 and $50,000 of senior unsecured guaranteed notes bearing an interest rate of 4.10% and 3.50%, respectively. As of July 31, 2013, the fair values of these notes was $146,052 and $48,874, respectively.

Correction of Amounts Previously Stated. Revenue and purchased transportation costs for the three and six months ended July 31, 2012 have been corrected for a classification error occurring in the Company’s China forwarding business. The correction of the error resulted in increased revenues and purchased transportation costs related to the Ocean freight forwarding product segment, of $27,142 and $47,516 for the three and six months ended July 31, 2012, from the amounts previously reported by the Company in this period. Refer to Note 21, Selected Quarterly Financial Data, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013. This correction did not impact reported operating income, net income, net income per share, or balance sheet information in the consolidated financial statements and was determined to be immaterial.

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

NOTE 2.	Acquisitions

The Company did not complete any acquisitions during the three and six months ended July 31, 2013.

NOTE 3.	Earnings per Share

Earnings per share are calculated as follows:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012

Amounts attributable to UTi Worldwide Inc. common shareholders:
Net (loss)/income	$(4,444)	$18,883	$(16,862)	$31,769

Weighted average number of ordinary shares	104,608,931	103,609,889	104,310,510	103,323,012
Incremental shares required for diluted earnings per share related to stock options/restricted share units	—	283,151	—	597,814

Diluted weighted average number of ordinary shares	104,608,931	103,893,040	104,310,510	103,920,826

Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.04)	$0.18	$(0.16)	$0.31

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.04)	$0.18	$(0.16)	$0.31

Weighted-average diluted shares excluded from computation	—	3,473,595	—	3,041,818

Weighted-average diluted shares outstanding exclude shares representing stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period or do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share. For the three and six months ended July 31, 2013, no incremental common shares are included in the computation of diluted (loss)/earnings per common share, as the Company had a net loss.

NOTE 4.	Equity

UTi Worldwide Inc. Shareholders’ Equity. Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc. Shareholders’ Equity
	Common Stock	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total Equity

Balance at February 1, 2013	$505,237	$396,946	$(92,348)	$14,347	$824,182
Net (loss)/income	—	(16,862)	—	2,492	(14,370)
Other comprehensive loss	—	—	(20,601)	(1,103)	(21,704)
Ordinary shares settled under share-based compensation plans	(2,487)	—	—	—	(2,487)
Shared-based compensation	9,403	—	—	—	9,403
Dividends	—	(6,282)	—	—	(6,282)
Non-controlling interests and other	(1,219)	—	—	(2,152)	(3,371)

Balance at July 31, 2013	$510,934	$373,802	$(112,949)	$13,584	$785,371

Balance at February 1, 2012	$491,073	$503,675	$(55,983)	$12,743	$951,508
Net income	—	31,769	—	2,678	34,447
Other comprehensive loss	—	—	(24,924)	(873)	(25,797)
Ordinary shares settled under share-based compensation plans	(2,450)	—	—	—	(2,450)
Shared-based compensation	8,775	—	—	—	8,775
Dividends	—	(6,223)	—	—	(6,223)
Non-controlling interests and other	—	—	—	(2,433)	(2,433)

Balance at July 31, 2012	$497,398	$529,221	$(80,907)	$12,115	$957,827

Dividends payable on the Company’s ordinary shares of $6,282 are included in trade payables and other accrued liabilities as of July 31, 2013. These dividends were paid on August 1, 2013 to shareholders of record as of June 30, 2013.

Accumulated Other Comprehensive Income/(Loss). The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) (AOCI) before- and after-tax for the three months ended July 31, 2013 and 2012:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total

Balance at May 1, 2013	$(83,907)	$(6,891)	$(90,798)
Other comprehensive loss before reclassifications, before tax	(37,391)	—	(37,391)
Tax-effect	14,957	—	14,957

Other comprehensive loss before reclassifications, after tax	(22,434)	—	(22,434)

Amounts reclassified from AOCI, before tax	—	387	387
Tax-effect	—	(104)	(104)

Amounts reclassified from AOCI, after tax	—	283	283

Net current-period other comprehensive (loss)/income	(22,434)	283	(22,151)

Balance at July 31, 2013	$(106,341)	$(6,608)	$(112,949)

Balance at May 1, 2012	$(51,382)	$(4,669)	$(56,051)
Other comprehensive loss before reclassifications, before tax	(41,712)	—	(41,712)
Tax-effect	16,685	—	16,685

Other comprehensive loss before reclassifications, after tax	(25,027)	—	(25,027)

Amounts reclassified from AOCI, before tax	—	244	244
Tax-effect	—	(73)	(73)

Amounts reclassified from AOCI, after tax	—	171	171

Net current-period other comprehensive (loss)/income	(25,027)	171	(24,856)

Balance at July 31, 2012	$(76,409)	$(4,498)	$(80,907)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) (AOCI) before- and after-tax for the six months ended July 31, 2013 and 2012:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total

Balance at February 1, 2013	$(85,319)	$(7,029)	$(92,348)
Other comprehensive loss before reclassifications, before tax	(35,037)	—	(35,037)
Tax-effect	14,015	—	14,015

Other comprehensive loss before reclassifications, after tax	(21,022)	—	(21,022)

Amounts reclassified from AOCI, before tax	—	591	591
Tax-effect	—	(170)	(170)

Amounts reclassified from AOCI, after tax	—	421	421

Net current-period other comprehensive (loss)/income	(21,022)	421	(20,601)

Balance at July 31, 2013	$(106,341)	$(6,608)	$(112,949)

Balance at February 1, 2012	$(50,864)	$(5,119)	$(55,983)
Other comprehensive loss before reclassifications, before tax	(42,575)	—	(42,575)
Tax-effect	17,030	—	17,030

Other comprehensive loss before reclassifications, after tax	(25,545)	—	(25,545)

Amounts reclassified from AOCI, before tax	—	887	887
Tax-effect	—	(266)	(266)

Amounts reclassified from AOCI, after tax	—	621	621

Net current-period other comprehensive (loss)/income	(25,545)	621	(24,924)

Balance at July 31, 2012	$(76,409)	$(4,498)	$(80,907)

The effects on net (loss)/income of significant amounts reclassified out of each component of AOCI for the three and six months ended July 31, 2013 and 2012 are summarized as follows:

		Three months ended July 31,		Six months ended July 31,
		2013	2012	2013	2012
Details about AOCI components	Affected line item on the consolidated statements of operations	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI

Defined benefit plans:
Amortization of net actuarial loss/(gain)	Staff costs	$86	$(46)	$176	$630
Amortization of net transition obligation	Staff costs	5	—	9	—
Amortization of prior service benefit	Staff costs	—	(4)	—	(8)
Foreign currency translation	Staff costs	296	294	406	265

	Pretax income	387	244	591	887
	Provision for income taxes	(104)	(73)	(170)	(266)

Total reclassification for the period	Net (loss)/income	$283	$171	$421	$621

NOTE 5.	Segment Reporting

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended July 31, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$768,803	$360,615	$—	$1,129,418

Purchased transportation costs	585,374	158,396	—	743,770
Staff costs	108,803	105,140	10,337	224,280
Depreciation	3,939	7,566	1,451	12,956
Amortization of intangible assets	1,121	1,207	426	2,754
Severance and other	2,193	317	670	3,180
Other operating expenses	46,531	78,148	7,724	132,403

Total operating expenses	747,961	350,774	20,608	1,119,343

Operating income/(loss)	$20,842	$9,841	$(20,608)	10,075

Interest income				4,214
Interest expense				(7,661)
Other expense, net				(720)

Pretax income				5,908
Provision for income taxes				9,414

Net loss				(3,506)
Net income attributable to non-controlling interests				938

Net loss attributable to UTi Worldwide Inc.				$(4,444)

Capital expenditures for property, plant and equipment	$11,991	6,806	1,697	$20,494

Capital expenditures for internally developed software	$—	—	10,577	$10,577

Segment assets	$1,260,565	665,832	198,486	$2,124,883

	Three months ended July 31, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$797,375	$385,555	$—	$1,182,930

Purchased transportation costs	610,646	166,213	—	776,859
Staff costs	107,602	108,863	8,865	225,330
Depreciation	4,043	6,647	539	11,229
Amortization of intangible assets	1,017	1,603	540	3,160
Severance and other	1,509	283	332	2,124
Other operating expenses	44,421	82,292	4,485	131,198

Total operating expenses	769,238	365,901	14,761	1,149,900

Operating income/(loss)	$28,137	$19,654	$(14,761)	33,030

Interest income				3,505
Interest expense				(5,999)
Other expense, net				(272)

Pretax income				30,264
Provision for income taxes				10,047

Net income				20,217
Net income attributable to non-controlling interests				1,334

Net income attributable to UTi Worldwide Inc.				$18,883

Capital expenditures for property, plant and equipment	$4,568	$12,882	$1,675	$19,125

Capital expenditures for internally developed software	$—	$—	$10,047	$10,047

Segment assets	$1,267,828	$805,726	$146,871	$2,220,425

	Six months ended July 31, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$1,488,319	$721,752	$—	$2,210,071

Purchased transportation costs	1,135,337	313,351	—	1,448,688
Staff costs	213,871	211,417	19,204	444,492
Depreciation	8,222	15,362	2,554	26,138
Amortization of intangible assets	2,241	2,443	862	5,546
Severance and other	2,429	1,309	2,111	5,849
Other operating expenses	92,579	157,720	15,007	265,306

Total operating expenses	1,454,679	701,602	39,738	2,196,019

Operating income/(loss)	$33,640	$20,150	$(39,738)	14,052

Interest income				9,493
Interest expense				(16,233)
Other expense, net				(962)

Pretax income				6,350
Provision for income taxes				20,720

Net loss				(14,370)
Net income attributable to non-controlling interests				2,492

Net loss attributable to UTi Worldwide Inc.				$(16,862)

Capital expenditures for property, plant and equipment	$16,618	10,761	4,558	$31,937

Capital expenditures for internally developed software	$—	16	18,912	$18,928

Segment assets	$1,260,565	665,832	198,486	$2,124,883

	Six months ended July 31, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$1,579,297	$772,290	$—	$2,351,587

Purchased transportation costs	1,216,254	323,495	—	1,539,749
Staff costs	214,034	224,692	17,792	456,518
Depreciation	8,250	13,400	1,075	22,725
Amortization of intangible assets	2,071	3,251	1,080	6,402
Severance and other	2,176	1,109	539	3,824
Other operating expenses	91,025	166,035	8,739	265,799

Total operating expenses	1,533,810	731,982	29,225	2,295,017

Operating income/(loss)	$45,487	$40,308	$(29,225)	56,570

Interest income				7,090
Interest expense				(12,392)
Other expense, net				(300)

Pretax income				50,968
Provision for income taxes				16,521

Net income				34,447
Net income attributable to non-controlling interests				2,678

Net income attributable to UTi Worldwide Inc.				$31,769

Capital expenditures for property, plant and equipment	$8,908	$35,755	$3,392	$48,055

Capital expenditures for internally developed software	$—	$—	$19,060	$19,060

Segment assets	$1,267,828	$805,726	$146,871	$2,220,425

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

The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa (excluding North Africa):

	Three months ended July 31,
	2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$215,932	$55,598	$271,530	$236,506	$60,048	$296,554
Americas	181,118	198,677	379,795	195,208	205,008	400,216
Asia Pacific	263,749	20,964	284,713	251,389	18,533	269,922
Africa	108,004	85,376	193,380	114,272	101,966	216,238

Total	$768,803	$360,615	$1,129,418	$797,375	$385,555	$1,182,930

	Six months ended July 31,
	2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$428,623	$109,867	$538,490	$480,851	$123,036	$603,887
Americas	355,539	393,441	748,980	381,873	401,731	783,604
Asia Pacific	483,268	38,846	522,114	484,627	35,508	520,135
Africa	220,889	179,598	400,487	231,946	212,015	443,961

Total	$1,488,319	$721,752	$2,210,071	$1,579,297	$772,290	$2,351,587

The following table shows long-lived assets attributable to the Company’s geographic regions:

	July 31, 2013	January 31, 2013
EMENA	$56,312	$52,962
Americas	54,310	49,880
Asia Pacific	35,846	38,589
Africa	92,281	101,467

Total	$238,749	$242,898

The following table shows long-lived assets attributable to specific countries:

	July 31, 2013	January 31, 2013
United States	$48,641	$43,303
South Africa	89,730	99,148
China	17,408	18,180
Spain	6,455	7,485
All others	76,515	74,782

Total	$238,749	$242,898

The following table shows revenues attributable to specific countries:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012

United States	$316,445	$322,985	$623,030	$635,729
South Africa	184,897	206,543	383,100	427,149
China	118,682	113,091	206,960	214,207
Germany	41,770	56,336	85,063	112,740
All others	467,624	483,975	911,918	961,762

Total	$1,129,418	$1,182,930	$2,210,071	$2,351,587

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Revenues:
Airfreight forwarding	$355,120	$370,394	$678,949	$751,534
Ocean freight forwarding	318,687	332,041	622,465	637,122
Customs brokerage	32,308	30,414	62,126	58,680
Contract logistics	186,377	203,818	367,059	405,471
Distribution	145,246	146,514	292,956	295,402
Other	91,680	99,749	186,516	203,378

Total	$1,129,418	$1,182,930	$2,210,071	$2,351,587

Purchased transportation costs:
Airfreight forwarding	$274,926	$286,684	$525,398	$588,506
Ocean freight forwarding	265,348	280,352	522,323	535,231
Customs brokerage	4,032	1,336	5,374	2,779
Contract logistics	45,956	54,370	90,414	104,353
Distribution	103,004	102,225	204,212	199,232
Other	50,504	51,892	100,967	109,648

Total	$743,770	$776,859	$1,448,688	$1,539,749

NOTE 6.	Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment for the six months ended July 31, 2013 are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total

Balance at January 31, 2013	$172,647	$141,622	$314,269
Foreign currency translation adjustment	(4,094)	(3,989)	(8,083)

Balance at July 31, 2013	$168,553	$137,633	$306,186

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. No impairment was recognized during the six months ended July 31, 2013. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $193,502 at July 31, 2013 and January 31, 2013, all of which is included in the Company’s Contract Logistics and Distribution segment.

Other Intangible Assets. Amortizable intangible assets at July 31, 2013 and January 31, 2013 relate primarily to amounts incurred for internally-developed software by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at July 31, 2013 and January 31, 2013 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at July 31, 2013
Internally-developed software	$137,012	$(7,739)	$129,273	6.8
Client relationships	83,787	(57,688)	26,099	8.8
Non-compete agreements	283	(143)	140	4.5
Other	3,810	(3,746)	64	3.7

Total	$224,892	$(69,316)	$155,576

Balance at January 31, 2013
Internally-developed software	$118,259	$(6,775)	$111,484	6.7
Client relationships	84,132	(53,431)	30,701	8.8
Non-compete agreements	285	(111)	174	4.5
Other	4,007	(3,916)	91	3.7

Total	$206,683	$(64,233)	$142,450

The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31:

2014 (remainder)	$12,459
2015	26,728
2016	25,327
2017	23,317
2018 and after	67,745

The Company had $912 and $916 of intangible assets not subject to amortization at July 31, 2013 and January 31, 2013, respectively, related primarily to acquired trade names.

NOTE 7.	Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Six months ended July 31,
	2013	2012
Net cash paid for:
Interest	$14,550	$17,897
Income taxes	6,502	23,876
Withholding taxes	274	1,281
Non-cash activities:
Capital lease and other obligations to acquire assets	5,466	7,506
Software purchases	(80)	(1,091)
Obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	—	20,739

Limitations on dividends. UTi Worldwide Inc. (UTi Worldwide) is a holding company that relies on dividends, distributions and advances from its subsidiaries to pay dividends on its ordinary shares and meet its financial obligations. The ability of UTi’s subsidiaries to pay such amounts and UTi Worldwide’s ability to pay dividends and distributions to its shareholders is subject to restrictions including, but not limited to, applicable local laws and limitations contained in the Company’s bank credit facilities and long-term borrowings. Recent amendments to the Company’s bank credit facilities and note purchase agreement added an additional prohibition through April 2014 preventing the Company from increasing the aggregate amount of its annual dividend above $6,900. Additionally, intercompany payments of dividends, distributions and advances can, in certain circumstances, result in adverse tax effects such as the requirement to pay withholding and corporate income taxes and distribution taxes on dividends and distributions, and can also require, in certain situations, that UTi’s subsidiaries make pro-rata payments to the minority interest holders in such entities. Additionally, in general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances.

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

Industry-Wide Anti-Trust Investigations. On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $4,069 at July 31, 2013) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court.

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

The Company (along with numerous other global logistics providers) was named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S. antitrust laws. On December 5, 2012, the Company entered into a settlement agreement to resolve the entire portion of the lawsuit against the Company. Following a hearing on August 9, 2013, in which no one opposed the Company’s settlement, the Court granted final approval of the settlement with the Company as well as settlements with nine other logistics providers.

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

Per Transport Litigation. The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London)

with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12,593 based on exchange rates as of July 31, 2013. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company fully supports the actions of each of the two individuals involved and is vigorously defending them in this matter. The Company has also agreed to indemnify these individuals in connection with these proceedings.

NOTE 9.	Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012

Service cost	$499	$291	$1,003	$595
Interest cost	467	516	950	1,061
Expected return on plan assets	(414)	(318)	(843)	(655)
Amortization of net actuarial loss	91	26	185	52

Total	$643	$515	$1,295	$1,053

The Company contributed approximately $571 and $141, respectively, to its defined benefit plans for the three months ended July 31, 2013 and 2012. The Company contributed approximately $1,149 and $715, respectively, to its defined benefit plans for the six months ended July 31, 2013 and 2012.

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

In addition to the 2009 LTIP, at July 31, 2013, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan). The Company generally grants awards during the first quarter of each fiscal year.

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

Stock Options:	2009 LTIP		2004 LTIP		2000 Stock Option Plan		Directors Option Plan*		Total
	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price
Outstanding balance at February 1, 2013	418,460	$18.09	1,306,001	$20.24	178,150	$10.53	54,000	$11.66	1,956,611	$18.66
Granted	298,204	14.05	—	—	—	—	—	—	298,204	14.05
Exercised	—	—	—	—	(172,150)	10.61	(54,000)	11.66	(226,150)	10.86
Cancelled/forfeited	(16,172)	17.75	(7,461)	30.16	(6,000)	8.26	—	—	(29,633)	18.95

Outstanding balance at July 31, 2013	700,492	$16.38	1,298,540	$20.18	—	$—	—	$—	1,999,032	$18.85

*	This plan has been established for non-employee directors.

RSUs:	2009 LTIP		2004 LTIP		2004 Directors Incentive Plan*		Total
	Restricted stock units	Weighted average grant date fair value	Restricted stock units	Weighted average grant date fair value	Restricted stock units	Weighted average grant date fair value	Restricted stock units	Weighted average grant date fair value
Outstanding balance at February 1, 2013	1,979,581	$17.34	339,318	$14.72	35,880	$15.05	2,354,779	$16.93
Granted	1,046,272	14.01	—	—	35,688	15.31	1,081,960	14.05
Vested	(545,931)	17.23	(211,658)	15.39	(35,880)	15.05	(793,469)	16.64
Cancelled	(168,570)	15.31	(14,494)	14.43	—	—	(183,064)	15.24

Outstanding balance at July 31, 2013	2,311,352	$16.01	113,166	$13.51	35,688	$15.31	2,460,206	$15.88

*	This plan has been established for non-employee directors.

In connection with its share-based compensation plans, the Company recorded approximately $3,503 and $3,481 of share-based compensation expense for the three months ended July 31, 2013 and 2012, respectively, and approximately $6,869 and $7,050 of share-based compensation expense for the six months ended July 31, 2013 and 2012, respectively. As of July 31, 2013, the Company had approximately $33,649 of unvested share-based compensation granted under all the Company’s share-based compensation plans, which amounts will be expensed in full through June 2018.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letters of credit and other credit facilities as of July 31, 2013:

	2011 Royal Bank of Scotland N.V. (RBS) Facility	2011 Nedbank Facility(1)	2011 Bank of the West Facility(2)	German Credit Facility(3)	2009 Nedbank South African Facilities(4)	Other Facilities(5)	Total
Maturity date	June 24, 2014	June 24, 2016	June 24, 2014	January 31, 2014	July 9, 2016	Various

Credit facility limit	$50,000	$75,000	$50,000	$50,398	$53,446	$189,558	$468,402

Facility usage for cash withdrawals	—	165	12,580	23,265	2,122	95,606	133,738
Letters of credit and guarantees outstanding(6)	29,075	7,836	—	80	28,282	71,004	136,277

Total facility/usage	$29,075	$8,001	$12,580	$23,345	$30,404	$166,610	$270,015

Available, unused capacity	$20,925	$66,999	$37,420	$27,053	$23,042	$22,948	$198,387
Available for cash withdrawals	$—	$34,835	$37,420	$27,053	$28,419	$18,352	$146,079

(1)	This facility with Nedbank Limited acting through its London Branch (the 2011 Nedbank Facility) matures on June 24, 2016 for letter of credit items and no sooner than June 24, 2014 for cash draw items. This facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate.
(2)	This facility with the Bank of West (the 2011 Bank of the West Facility) provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. This facility bears interest at the Company’s choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate, or (iii) 1% above the one-month LIBOR rate.

(3)	On January 25, 2013, UTi Deutschland GmbH, a subsidiary of UTi Worldwide Inc., entered into an Agreement Relating to Credit Facility with Commerzbank Aktiengesellschaft (German Credit Facility). The German Credit Facility bears interest at the Euro OverNight Index Average rate plus 1.7% and provides for both cash draws and guarantees.
(4)	The amounts in the table above reflect the Company’s South African rand (ZAR) 525,000 revolving credit facility, with Nedbank Limited, acting through its Corporate Banking Division (the South African Facilities Agreement). The revolving facility is comprised of a ZAR 300,000 working capital facility and a ZAR 225,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of the South African Facilities Agreement, and which are included under capital lease obligations on the Company’s consolidated balance sheet. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $57,973 and $84,191 as of July 31, 2013 and January 31, 2013, respectively.
(5)	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries. The largest of these other additional facilities is the credit facility of the Company’s subsidiary in Japan with Sumitomo Mitsui Banking Corporation.
(6)	Amounts in this row reflect letters of credit and guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

The 2011 Nedbank Facility, 2011 RBS Facility, the 2011 Bank of the West Facility and the German Credit Facility are referred to, collectively, as the Global Credit Facilities. The Company’s obligations under the Global Credit Facilities are guaranteed by certain of its subsidiaries (Subsidiary Guarantors). The Global Credit Facilities were amended effective as of July 31, 2013 to, among other things, amend the method of calculating certain financial covenants and add additional restrictions on the Company’s ability to pay dividends and make share repurchases. Specifically, such amendments, in addition to the restrictions and limitations in the original agreements, (i) prevent through April 2014 the Company from increasing the aggregate amount of its annual dividend above $6,900, and (ii) prohibit the Company from making share repurchases until such time as the Company, for two consecutive quarters, meets certain financial covenants which are more restrictive than the original financial covenants.

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

Other Additional Facilities. In addition to the credit, letters of credit and guarantee facilities provided under the Global Credit Facilities and the South African Facilities Agreement the Company and its subsidiaries utilize a number of financial institutions to provide it and its subsidiaries with additional credit, letters of credit and guarantee facilities. In some cases the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. In connection with these other additional facilities, in October 2012 the Company’s subsidiary in Japan entered into a Japanese Yen (JPY) 4,000,000 borrowing arrangement with Sumitomo Mitsui Banking Corporation (the Japan Credit Facility). At July 31, 2013, the Company had $40,777 of indebtedness outstanding under the Japan Credit Facility, which amount is included in the column “Other Facilities” in the table above. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 1.2% and has a maturity date of October 19, 2013. The Company’s subsidiary may at any time prepay all or part of the outstanding borrowings under the Japan Credit Facility, subject to terms of the agreement.

Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities described above. The total of such bank borrowings was $1,514 and $1,129, respectively, at July 31, 2013 and January 31, 2013.

Long-term Borrowings. The following table presents information of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes and other long-term borrowings as of July 31, 2013:

	2013 Series A Notes(1)	2013 Series B Notes(1)	Other Facilities	Total
Maturity date	February 1, 2022	February 1, 2020
Original principal	$150,000	$50,000
Interest rate per annum	4.10%	3.50%	4.36%

Balance at July 31, 2013:
Current portion of long-term borrowings	—	—	2,417	2,417
Long-term borrowings, excluding current portion	150,000	50,000	3,630	203,630

Total	$150,000	$50,000	$6,047	$206,047

(1)	In September 2013, the Company and the holders of the 2013 Notes entered into an agreement amending, among other items, the interest rate per annum. Effective August 1, 2013, and until such time as the Company, for two consecutive quarters, meets certain financial covenants which are more restrictive than the original financial covenants, the interest rate per annum will be 4.35% and 3.75% for the 2013 Series A and B Notes, respectively.

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

The 2013 Note Purchase Agreement contains various covenants and events of defaults including, but not limited to, financial covenants, restrictions on certain types of activities and transactions, restrictions on dividends and share repurchases in certain circumstances, reporting covenants, affirmative and negative covenants and other provisions. In the case of certain events of default, the entire unpaid principal amount of, and all accrued but unpaid interest on, the 2013 Notes will automatically, or depending on the nature of the event of default, may at the election of the holder(s) thereof, become immediately due and payable. The payment and performance of all obligations of UTi under the 2013 Note Purchase Agreement are guaranteed by the Subsidiary Guarantors.

The Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and the Company’s other credit, letters of credit and guarantee facilities require the Company and, in certain cases some of the Company’s subsidiaries, to comply with financial and other affirmative and negative covenants. Such covenants include limitations on restricted payments, share repurchases, priority debt and other indebtedness, maximum consolidated total debt coverage and minimum debt service ratio requirements, and other restrictions and limitations. Pursuant to recent amendments to the Global Credit Facilities and the 2013 Note Purchase Agreement, the Company is additionally prohibited (i) through April 2014 from increasing the aggregate amount of its annual dividend above $6,900 and (ii) from engaging in share repurchases until such time as the Company, for two consecutive quarters, meets certain financial covenants which are more restrictive than the original financial covenants. These agreements and facilities also contain other limitations on the payment by us and/or by our various subsidiaries of dividends and distributions and the making of share repurchases. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. Furthermore, the Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and certain of the Company’s other credit facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the 2013 Note Purchase Agreement the right to declare a default if the Company or its subsidiaries default under other indebtedness in certain circumstances. Should the Company fail to comply with these covenants, the Company would be required to seek to amend the covenant or to seek a waiver of such non-compliance. If the Company is unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various facilities and the 2013 Note Purchase Agreement could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to the Company and its subsidiaries. As of July 31, 2013, the Company was in compliance with the covenants set forth in the Global Credit Facilities, the South African Facilities Agreement and the 2013 Note Purchase Agreement, each as amended as of July 31, 2013.

NOTE 12.	Uncertain Tax Positions

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. For the three months ended July 31, 2013 and 2012, the Company accrued $216 and $206 of interest, respectively. For the six months ended July 31, 2013 and 2012, the Company accrued $439 and $218 of interest, respectively. The total amount of unrecognized tax benefits that would favorably affect the Company’s effective tax rate if recognized was $7,699 and $8,296 as of July 31, 2013 and January 31, 2013, respectively. The total amount of interest accrued associated with the unrecognized tax benefits was $2,266 and $1,895 as of July 31, 2013 and January 31, 2013, respectively. Tax years 2008 through 2012 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of July 31, 2013 will decrease by up to $2,005 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2013 and January 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at Reporting Date Using:
Balance at July 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$178,125	$178,125	$—	$—
Forward exchange contracts	161	—	161	—

Total	$178,286	$178,125	$161	$—

Liabilities:
Forward exchange contracts	$286	$—	$286	$—

Total	$286	$—	$286	$—

Balance at January 31, 2013
Assets:
Cash and cash equivalents	$237,276	$237,276	$—	$—
Forward exchange contracts	101	—	101	—

Total	$237,377	$237,276	$101	$—

Liabilities:
Forward exchange contracts	$79	$—	$79	$—

Total	$79	$—	$79	$—

Forward Exchange Contracts. The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

Fair Value Measurements on a Non-Recurring Basis. As of July 31, 2013, there were no non-recurring measurements of fair value.

NOTE 14.	Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of July 31, 2013 and 2012:

	July 31,
	2013	2012
Euro	$4,846	$7,565
U.S. Dollars	35,603	46,162
British Pound Sterling	1,726	1,240
All others	1,573	2,256

Total	$43,748	$57,223

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets and liabilities are included in trade receivables and payables, respectively. The Company had the following balances for foreign currency derivative assets and liabilities at July 31, 2013 and January 31, 2013:

	July 31, 2013	January 31, 2013
Foreign currency derivative assets	$161	$101
Foreign currency derivative liabilities	$286	$79

Net gains and losses on foreign currency derivatives as of July 31, 2013 and 2012 are as follows:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Net gains	$—	$29	$—	$87
Net losses	$19	$—	$125	$—

NOTE 15.	Severance and Other

Severance and other costs incurred by the Company were not incurred pursuant to a formal plan of restructuring or termination as defined in ASC 420, Exit or Disposal Cost Obligations or ASC 715, Compensation – Retirement Benefits. Severance and other costs for the three and six months ended July 31, 2013 and 2012 were comprised of employee severance costs.

Certain information regarding employee severance and other costs by segment is summarized as follows:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Freight Forwarding	$2,193	$1,509	$2,429	$2,176
Contract Logistics and Distribution	317	283	1,309	1,109
Corporate	670	332	2,111	539

Total	$3,180	$2,124	$5,849	$3,824

Charges incurred for employee severance for the three and six months ended July 31, 2013 and 2012, were primarily related to severance and activities related to the Company’s ongoing business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a consistent organizational structure on a worldwide basis. Although the Company has not adopted a formal plan of restructuring or termination pursuant to ASC 420 or ASC 715, the Company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

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

Forward-Looking Statements, Uncertainties and Other Factors

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain risks and uncertainties. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements and include all statements not of an historical fact. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying any forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including but not limited to volatility with respect to global trade, particularly as it relates to global airfreight, ocean freight and contract logistics and distribution markets; global economic, political and market conditions and unrest, including those in Africa (excluding North Africa), Asia Pacific and EMENA (which is comprised of Europe, Middle East and North Africa); risks associated with the company’s ongoing business transformation initiative, which include unanticipated difficulties and delays and additional costs and expenses; changes in interest and foreign currency exchange rates; risks that we may be required to record impairment charges to our goodwill; risks associated with the profitability of certain operations and changes in statutory tax rates worldwide, changes in the geographic composition of the company’s worldwide taxable income, changes in the company’s unrecognized tax positions, and the impact of audit settlements with local tax authorities; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the company to secure space on third party aircraft, ocean vessels and other modes of transportation; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of, the ongoing publicly announced governmental investigations into the international air freight and air cargo transportation industry and other related investigations and lawsuits; risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the company’s ability to retain clients; the financial condition of the company’s clients; the company’s ability to satisfy financial covenants in connection with its credit facilities and note purchase agreement in the future and its ability to amend, refinance, renew or replace its credit facilities, note purchase agreement and other indebtedness on commercially reasonable terms or at all; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the other risks and uncertainties described herein and in the company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the company’s control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, UTi cannot assure any reader that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on UTi’s forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of the our Annual Report on Form 10-K, including, without limitation, in our Quarterly Report on Form 10-Q for the quarters ended April 31, 2013 and July 31, 2013) and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.

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

Freight Forwarding Operating System. On September 1, 2013, we deployed our global freight forwarding operating system in the United States. As of this date, based on a variety of factors, including but not limited to operational acceptance testing and other operational milestones having been achieved, we considered it ready for its intended use. Depreciation expense and amortization expense with respect to the system began at this time. We will incur additional depreciation expense and amortization expense over a seven-year useful life for our global freight forwarding operating system, which we expect will be approximately $20.0 million per year, or $5.0 million per fiscal quarter.

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

Acquisitions. We did not complete any acquisitions during the three and six months ended July 31, 2013 and 2012, respectively.

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

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the three and six month periods ended July 31, 2013 compared to the three and six month periods ended July 31, 2012. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2013, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, on file with the SEC. Our unaudited consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Three months ended July 31, 2013 compared to three months ended July 31, 2012

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended July 31, 2013 compared to the three months ended July 31, 2012:

Freight Forwarding

	Freight Forwarding Three months ended July 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$355,120	$370,394	$(15,274)	(4)%
Ocean freight forwarding	318,687	332,041	(13,354)	(4)
Customs brokerage	32,308	30,414	1,894	6
Other	62,688	64,526	(1,838)	(3)

Total revenues	768,803	797,375	(28,572)	(4)

Purchased transportation costs:
Airfreight forwarding	274,926	286,684	(11,758)	(4)
Ocean freight forwarding	265,348	280,352	(15,004)	(5)
Customs brokerage	4,032	1,336	2,696	202
Other	41,068	42,274	(1,206)	(3)

Total purchased transportations costs	585,374	610,646	(25,272)	(4)

Net revenues:
Airfreight forwarding	80,194	83,710	(3,516)	(4)
Ocean freight forwarding	53,339	51,689	1,650	3
Customs brokerage	28,276	29,078	(802)	(3)
Other	21,620	22,252	(632)	(3)

Total net revenues	183,429	186,729	(3,300)	(2)

Yields:
Airfreight forwarding	22.6%	22.6%
Ocean freight forwarding	16.7%	15.6%

Staff costs	108,803	107,602	1,201	1
Depreciation	3,939	4,043	(104)	(3)
Amortization of intangible assets	1,121	1,017	104	10
Severance and other	2,193	1,509	684	45
Other operating expenses	46,531	44,421	2,110	5

Operating income	$20,842	$28,137	$(7,294)	(26)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $15.3 million, or 4%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $16.0 million, compared to the corresponding prior year period. Airfreight conditions continued to remain weak throughout our second quarter of fiscal 2014. Our results for airfreight and our other products and segments for the three months ended July 31, 2013, were negatively impacted by a weaker South African rand compared to the U.S. dollar, when compared to foreign exchange rates for the corresponding prior year period. This impact was partially offset by a stronger euro when compared to the U.S. dollar during the same period. When the effects of foreign currency fluctuations are excluded from our results, (i) $16.1 million of the decrease in airfreight forwarding revenues was attributable to a decline in our selling rates compared to the prior year comparable period, which decline was caused in part by lower carrier rates incurred by us, and (ii) $1.9 million of the decrease was attributable to reduced fuel surcharges. Partially offsetting these decreases was an increase of $2.0 million attributable to a 1% increase of airfreight forwarding volumes (measured in terms of total kilograms) for the three months ended July 31, 2013, compared to the corresponding prior year period. However, in the three months ended July 31, 2013 we experienced a decline in our selling rates reflecting the continued weak airfreight environment compared to the same period in the prior year. On a sequential basis, airfreight tonnage increased 8% for the second quarter of fiscal 2014 compared to the first quarter of fiscal 2014.

Airfreight forwarding net revenues decreased $3.5 million, or 4%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $3.0 million. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $3.0 million decline in airfreight forwarding net revenues when calculated on a basis which excludes the effects of foreign currency fluctuations was caused by a $3.6 million decrease attributable to a decline in our selling rates which exceeded the corresponding decline in our carrier rates, which decrease was partially offset by an increase of $0.6 million attributable to the slight increase of airfreight forwarding volumes during the period.

Airfreight yields for the three months ended July 31, 2013 were 22.6%, the same as in the corresponding prior year period. On a sequential basis, airfreight yields of 22.6% for the second quarter of fiscal 2014 were 10 basis points lower when compared to airfreight yields of 22.7% for the first quarter of fiscal 2014.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $13.4 million, or 4%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $2.8 million, or 1%. When the effects of foreign currency fluctuations are excluded, an increase in ocean freight volumes generated a $12.4 million increase in ocean freight forwarding revenues which increase was offset by a $15.2 million decrease in ocean freight forwarding revenues which was attributable to lower selling rates caused in part by reduced carrier rates. Ocean freight volumes (which we measure in terms of TEUs) increased 4% during the three months ended July 31, 2013 compared to the corresponding prior year period.

Ocean freight forwarding net revenues increased $1.7 million, or 3%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues increased $2.4 million, or 5%. The $2.4 million increase in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by a $0.4 million increase attributable to a decline of our carrier rates which decreased slightly more than our selling rates and a $2.0 million increase attributable to increased ocean freight volumes. Ocean freight yields for the three months ended July 31, 2013 increased 110 basis points to 16.7% compared to 15.6% for the corresponding prior year period.

Customs Brokerage and Other. Customs brokerage revenues increased $1.9 million, or 6%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $3.4 million, or 11%. The number of brokerage clearances increased 6% for the three months ended July 31, 2013 when compared to the corresponding prior year period. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $1.8 million, or 3%, for the three months ended July 31, 2013, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues increased $0.6 million, or less than 1%.

Customs brokerage net revenues decreased $0.8 million, or 3%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $0.8 million, or 3%. Other freight forwarding related net revenues decreased $0.6 million, or 3%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding net revenues decreased $0.3 million, or less than 1%.

Staff Costs. Staff costs in our Freight Forwarding segment increased $1.2 million, or 1%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment increased $2.7 million, or 2%. As a percentage of our Freight Forwarding segment revenues, staff costs were 14% for the three months ended July 31, 2013 compared to 13% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes. The number of airfreight shipments declined 1%, for the three months ended July 31, 2013 compared to the corresponding prior year period, which was slightly offset by a 2% increase in ocean freight shipments during the same period.

Severance and Other. During the three months ended July 31, 2013 and 2012, we incurred severance and other costs in the Freight Forwarding segment of approximately $2.2 million and $1.5 million, respectively, comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing and implementing our new global freight forwarding operating system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), we expect to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment increased $2.1 million, or 5%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses decreased $2.5 million, or 6%.

Contract Logistics and Distribution

	Contract Logistics and Distribution Three months ended July 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Contract logistics	$186,377	$203,818	$(17,441)	(9)%
Distribution	145,246	146,514	(1,268)	(1)
Other	28,992	35,223	(6,231)	(18)

Total revenues	360,615	385,555	(24,940)	(6)

Purchased transportation costs:
Contract logistics	45,956	54,370	(8,414)	(15)
Distribution	103,004	102,225	779	1
Other	9,436	9,618	(182)	(2)

Total purchased transportations costs	158,396	166,213	(7,817)	(5)

Staff costs	105,140	108,863	(3,723)	(3)
Depreciation	7,566	6,647	919	14
Amortization of intangible assets	1,207	1,603	(396)	(25)
Severance and other	317	283	34	12
Other operating expenses	78,148	82,292	(4,144)	(5)

Operating income	$9,841	$19,654	$(9,813)	(50)%

Contract Logistics. Contract logistics revenues decreased $17.4 million, or 9%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues decreased $12.9 million, or 6%. On a year over year basis, we experienced lower volumes from existing business and were negatively impacted by a weaker South African rand, compared to the U.S. dollar in the three months ended July 31, 2013, when compared to the corresponding prior year period.

Contract logistics purchased transportation costs decreased $8.4 million, or 15%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, purchased transportation costs decreased $7.9 million, or 15%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities decreased slightly during the three months ended July 31, 2013 when compared to the corresponding prior year period, resulting in a decrease in materials sourcing costs of $7.3 million. Excluding foreign currency fluctuations and materials sourcing costs, purchased transportation costs declined $0.6 million for the three months ended July 31, 2013, compared to the corresponding prior year period.

Distribution. Distribution revenues decreased $1.3 million, or 1%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $4.6 million, or 3%. When the effects of foreign currency fluctuations are excluded, the increase was primarily due to increased client volumes in our Africa and Americas regions.

Distribution purchased transportation costs increased $0.8 million, or 1%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $3.0 million, or 3%, primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $6.2 million, or 18%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $3.4 million, or 10%. Other purchased transportation costs were similar when compared to the corresponding prior year period.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $3.7 million, or 3%, for the three months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment increased $0.7 million, or less than 1%.

Severance and Other. During the three months ended July 31, 2013, we incurred severance and other costs of $0.3 million in our Contract Logistics and Distribution segment, which was comparable to the charge for the corresponding prior year period.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment decreased $4.1 million, or 5%, for the three months ended July 31, 2013, compared to the corresponding period year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment increased $0.9 million, or less than 1%.

Corporate

Staff Costs and Other Operating Expense. Staff costs at corporate were $10.3 million for the three months ended July 31, 2013, compared to $8.9 for the corresponding prior year period. Other operating expenses at corporate were $7.7 million for the three months ended July 31, 2013, compared to $4.5 million for the corresponding prior year period. The increases in staff costs and other operating expenses were attributable to expenses related to our ongoing business transformation. Severance and other costs at corporate were $0.7 million for the three months ended July 31, 2013, caused primarily by organizational changes made during the period.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $200.0 million of principle was outstanding as of July 31, 2013, and our capital lease obligations. Interest income increased $0.7 million, or 20%, and interest expense increased $1.7 million, or 28%, for the three months ended July 31, 2013 compared to the corresponding prior year period, primarily due to an increased level of average indebtedness outstanding throughout the quarter. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our provision for income taxes for the three months ended July 31, 2013 was $9.4 million, which was a decrease in absolute dollars of $0.6 million from the corresponding prior year period. Our effective income tax rate for the three months ended July 31, 2013 of 159.3% reflected an adverse impact of valuation allowances recorded during the three months ended July 31, 2013, combined with lower pre-tax income across various jurisdictions. By comparison, our effective income tax rate for the three months ended July 31, 2012 was 33.2%.

The change in provision for income taxes in the three months ended July 31, 2013 relative to the corresponding prior year period was impacted by (i) lower income in the current period across various jurisdictions which decreased our provision by $7.5 million, (ii) higher net changes in uncertain tax positions across various jurisdictions which decreased our provision by $0.4 million, (iii) higher net changes in valuation allowances of $6.8 million (including a discrete item of $1.1 million) and (iv) a favorable impact of other adjustments of $0.5 million. We currently expect that our effective tax rate for fiscal 2014 will be approximately 60 percent which higher than normal effective tax rate will be caused in part by the adverse impact of valuation allowances which we expect to continue for the next several fiscal quarters. Our actual effective tax rate for fiscal 2014, however, will depend on a number of factors, including the geographic composition of our worldwide taxable income.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $0.9 million for the three months ended July 31, 2013, compared to $1.3 million for the corresponding prior year period.

Six months ended July 31, 2013 compared to six months ended July 31, 2012

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the six months ended July 31, 2013 compared to the six months ended July 31, 2012:

Freight Forwarding

	Freight Forwarding Six months ended July 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$678,949	$751,534	$(72,585)	(10)%
Ocean freight forwarding	622,465	637,122	(14,657)	(2)
Customs brokerage	62,126	58,680	3,446	6
Other	124,779	131,961	(7,182)	(5)

Total revenues	1,488,319	1,579,297	(90,978)	(6)

Purchased transportation costs:
Airfreight forwarding	525,398	588,506	(63,108)	(11)
Ocean freight forwarding	522,323	535,231	(12,908)	(2)
Customs brokerage	5,374	2,779	2,595	93
Other	82,242	89,738	(7,496)	(8)

Total purchased transportations costs	1,135,337	1,216,254	(80,917)	(7)

Net revenues:
Airfreight forwarding	153,551	163,028	(9,477)	(6)
Ocean freight forwarding	100,142	101,891	(1,749)	(2)
Customs brokerage	56,752	55,901	851	2
Other	42,537	42,223	314	1

Total net revenues	352,982	363,043	(10,061)	(3)

Yields:
Airfreight forwarding	22.6%	21.7%
Ocean freight forwarding	16.1%	16.0%

Staff costs	213,871	214,034	(163)	—
Depreciation	8,222	8,250	(28)	—
Amortization of intangible assets	2,241	2,071	170	8
Severance and other	2,429	2,176	253	12
Other operating expenses	92,579	91,025	1,554	2

Operating income	$33,640	$45,487	$(11,846)	(26)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $72.6 million, or 10%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $67.3 million, or

9%, compared to the corresponding prior year period. Airfreight conditions continued to remain weak throughout the first six months of fiscal 2014. Additionally, our results for airfreight and our other products and segments for the six months ended July 31, 2013, were negatively impacted by a weaker South African rand, compared to the U.S. dollar, when compared to the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, (i) $56.7 million of the decrease in airfreight forwarding revenues was attributable to a decline of our selling rates, caused in part by lower carrier rates incurred by us; (ii) $4.4 million of the decrease was attributable to a decline of airfreight forwarding volumes; and (iii) $6.2 million of the decrease was attributable to reduced fuel surcharges.

Airfreight forwarding volumes decreased 1% for the six months ended July 31, 2013, compared to the corresponding prior year period, reflecting a continued weak airfreight environment compared to the same period in the prior year.

Airfreight forwarding net revenues decreased $9.5 million, or 6%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $7.3 million, or 4% compared to the corresponding prior year period. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $7.3 million decline in airfreight forwarding net revenues when calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a $6.0 million decrease attributable to a decline both in our selling rates and carrier rates; and (ii) a $1.3 million decrease attributable to a decline of airfreight forwarding volumes.

Airfreight yields for the six months ended July 31, 2013 increased approximately 90 basis points to 22.6% compared to 21.7% for the corresponding prior year period, as both our selling and carrier rates declined, therefore, impacting computed yields.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $14.7 million, or less than 2%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $10.7 million, or 2%. When the effects of foreign currency fluctuations are excluded, an increase in ocean freight volumes generated a $27.9 million increase in ocean freight forwarding revenues which increase was partially offset by a $17.2 million decrease attributable to lower selling rates caused in part by reduced carrier rates. Ocean freight volumes increased 4% during the six months ended July 31, 2013 compared to the corresponding prior year period.

Ocean freight forwarding net revenues decreased $1.7 million, or 2%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues increased $0.3 million. The $0.3 million increase in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by a $4.3 million increase attributable to increased ocean freight volumes, which increase was partially offset by a $4.0 million decrease attributable to a decline of our selling rates combined with an increase of our carrier rates. Ocean freight yields for the six months ended July 31, 2013, increased 10 basis points to 16.1% compared to 16.0% for the corresponding prior year period.

Customs Brokerage and Other. Customs brokerage revenues increased $3.4 million, or 6%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $6.6 million, or 11%. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $7.2 million, or 5%, for the six months ended July 31, 2013, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $1.7 million, or 1%.

Customs brokerage net revenues increased $0.9 million, or 2%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $4.0 million, or 7%. Other freight forwarding related net revenues increased $0.3 million, or 1%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding net revenues increased $1.5 million, or 3%.

Staff Costs. Staff costs in our Freight Forwarding segment were comparable for the six months ended July 31, 2013, to the staff costs in the segment in the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment increased $4.3 million, or less than 2%. As a percentage of our Freight Forwarding segment revenues, staff costs were 14% for both the six months ended July 31, 2013 and in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes. The number of airfreight shipments declined 2%, for the six months ended July 31, 2013 compared to the corresponding prior year period, which was offset by a 2% increase in the number of ocean freight shipments during the same period.

Severance and Other. During the six months ended July 31, 2013 and 2012, we incurred severance and other costs in the Freight Forwarding segment of approximately $2.4 million and $2.2 million, respectively, comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing and implementing our new global freight forwarding operating system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), we expect to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015. The amount, timing and nature of such costs are not yet determinable and will likely not be determinable until the later stages of the transformation effort.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment increased $1.6 million, or less than 2%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $3.4 million, or 4%.

Contract Logistics and Distribution

	Contract Logistics and Distribution Six months ended July 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Contract logistics	$367,059	$405,471	$(38,412)	(9)%
Distribution	292,956	295,402	(2,446)	(1)
Other	61,737	71,417	(9,680)	(14)

Total revenues	721,752	772,290	(50,538)	(7)

Purchased transportation costs:
Contract logistics	90,414	104,353	(13,939)	(13)
Distribution	204,212	199,232	4,980	2
Other	18,725	19,910	(1,185)	(6)

Total purchased transportations costs	313,351	323,495	(10,144)	(3)

Staff costs	211,417	224,692	(13,275)	(6)
Depreciation	15,362	13,400	1,962	15
Amortization of intangible assets	2,443	3,251	(808)	(25)
Severance and other	1,309	1,109	200	18
Other operating expenses	157,720	166,035	(8,315)	(5)

Operating income	$20,150	$40,308	$(20,158)	(50)%

Contract Logistics. Contract logistics revenues decreased $38.4 million, or 9%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues decreased $26.8 million, or 7%. On a year over year basis, we experienced lower volumes from existing business and were negatively impacted by the prior loss of certain high-margin accounts. In addition, our contract logistics revenues were negatively impacted by a weaker South African rand compared to the U.S. dollar, when compared to the corresponding prior year period.

Contract logistics purchased transportation costs decreased $13.9 million, or 13%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, purchased transportation costs decreased $12.6 million, or 12%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities decreased during the six months ended July 31, 2013 when compared to the corresponding prior year period, resulting in a decrease in materials sourcing costs of $11.3 million. Excluding foreign currency fluctuations and materials sourcing costs, purchased transportation costs declined $1.3 million for the six months ended July 31, 2013, compared to the corresponding prior year period.

Distribution. Distribution revenues decreased $2.4 million, or 1%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $9.8 million, or 3%. When the effects of foreign currency fluctuations are excluded, the increase was primarily due to increased client volumes in our Africa and Americas regions.

Distribution purchased transportation costs increased $5.0 million, or 2%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $9.3 million, or 5%, primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $9.7 million, or 14%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $3.3 million, or 5%. Other purchased transportation costs decreased $1.2 million, or 6%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other purchased transportation costs decreased $1.0 million, or 5%.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $13.3 million, or 6%, for the six months ended July 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment decreased $3.3 million, or 1%. The decrease was partially the result of facilities exited between comparable periods.

Severance and Other. During the six months ended July 31, 2013, we incurred severance and other costs of $1.3 million in our Contract Logistics and Distribution segment, which was comparable to the $1.1 million we incurred for severance and other costs in the corresponding prior year period.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment decreased $8.3 million, or 5%, for the six months ended July 31, 2013, compared to the corresponding period year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment increased $3.0 million, or 2%.

Corporate

Staff Costs and Other Operating Expenses. Staff costs at corporate were $19.2 million for the six months ended July 31, 2013, compared to $17.8 million for the corresponding prior year period. Other operating expenses at corporate were $15.0 million for the six months ended July 31, 2013, compared to $8.7 million for the corresponding prior year period. The increases in staff costs and other operating expenses were attributable to expenses related to our ongoing business transformation. Severance and other costs at corporate were $2.1 million for the six months ended July 31, 2013, caused primarily by organizational changes made during the period.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $200.0 million of principle was outstanding as of July 31, 2013, and our capital lease obligations. Interest income increased $2.4 million, or 34%, and interest expense increased $3.8 million, or 31%, for the six months ended July 31, 2013 compared to the corresponding prior year period, primarily due to an increased level of average indebtedness outstanding throughout the period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our provision for income taxes for the six months ended July 31, 2013 was $20.7 million, which was an increase in absolute dollars of $4.2 million from the corresponding prior year period. Our effective income tax rate for the six months ended July 31, 2013 of 326.3% reflected an adverse impact of valuation allowances recorded during the first six months of the year, combined with lower pre-tax income across various jurisdictions. By comparison, our effective income tax rate for the six months ended July 31, 2012 was 32.4%.

The change in provision for income taxes in the six months ended July 31, 2013 relative to the corresponding prior year period of fiscal 2013 was impacted by (i) higher net changes in valuation allowances recorded in certain jurisdictions which increased our current year provision year over year by approximately $13.9 million, (including a discrete item of $6.1 million), (ii) the unfavorable impact of adjustments of $0.9 million across various jurisdictions, partially offset by (iii) lower income in the current period across various jurisdictions which decreased the provision by $10.6 million. We currently expect that our effective tax rate for fiscal 2014 will be approximately 60 percent which higher than our normal effective tax rates will be caused in part by the adverse impact of valuation allowances which we expect will continue for the next several fiscal quarters. Our actual effective tax rate for fiscal 2014, however, will depend on a number of factors, including the geographic composition of our worldwide taxable income.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $2.5 million for the six months ended July 31, 2013, compared to $2.7 million for the corresponding prior year period.

The following tables show the revenues and net revenues attributable to our geographic regions:

	Three months ended July 31,
	2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$215,932	$55,598	$271,530	$236,506	$60,048	$296,554
Americas	181,118	198,677	379,795	195,208	205,008	400,216
Asia Pacific	263,749	20,964	284,713	251,389	18,533	269,922
Africa	108,004	85,376	193,380	114,272	101,966	216,238

Total	$768,803	$360,615	$1,129,418	$797,375	$385,555	$1,182,930

	Six months ended July 31,
	2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$428,623	$109,867	$538,490	$480,851	$123,036	$603,887
Americas	355,539	393,441	748,980	381,873	401,731	783,604
Asia Pacific	483,268	38,846	522,114	484,627	35,508	520,135
Africa	220,889	179,598	400,487	231,946	212,015	443,961

Total	$1,488,319	$721,752	$2,210,071	$1,579,297	$772,290	$2,351,587

	Three months ended July 31,
	2013			2012
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$59,805	$32,661	$92,466	$61,021	$33,524	$94,545
Americas	48,185	88,131	136,316	48,648	90,263	138,911
Asia Pacific	51,336	13,708	65,044	49,197	12,008	61,205
Africa	24,103	67,719	91,822	27,863	83,547	111,410

Total	$183,429	$202,219	$385,648	$186,729	$219,342	$406,071

	Six months ended July 31,
	2013			2012
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$117,023	$64,758	$181,781	$119,185	$71,677	$190,862
Americas	92,466	173,865	266,331	95,031	178,874	273,905
Asia Pacific	95,571	25,481	121,052	95,736	23,154	118,890
Africa	47,922	144,297	192,219	53,091	175,090	228,181

Total	$352,982	$408,401	$761,383	$363,043	$448,795	$811,838

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Revenues:
Airfreight forwarding	$355,120	$370,394	$678,949	$751,534
Ocean freight forwarding	318,687	332,041	622,465	637,122
Customs brokerage	32,308	30,414	62,126	58,680
Contract logistics	186,377	203,818	367,059	405,471
Distribution	145,246	146,514	292,956	295,402
Other	91,680	99,749	186,516	203,378

Total	$1,129,418	$1,182,930	$2,210,071	$2,351,587

Purchased transportation costs:
Airfreight forwarding	$274,926	$286,684	$525,398	$588,506
Ocean freight forwarding	265,348	280,352	522,323	535,231
Customs brokerage	4,032	1,336	5,374	2,779
Contract logistics	45,956	54,370	90,414	104,353
Distribution	103,004	102,225	204,212	199,232
Other	50,504	51,892	100,967	109,648

Total	$743,770	$776,859	$1,448,688	$1,539,749

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues:

	Three months ended July 31,				Six months ended July 31,
	2013		2012		2013		2012
Revenues:
Airfreight forwarding	31%		32%		31%		33%
Ocean freight forwarding	28		28		28		27
Customs brokerage	3		3		3		3
Contract logistics	17		18		17		18
Distribution	13		13		13		13
Other	8		6		8		6

Total revenues	100		100		100		100

Purchased transportation costs:
Airfreight forwarding	24		25		24		26
Ocean freight forwarding	23		24		24		23
Customs brokerage		*		*		*		*
Contract logistics	4		5		4		5
Distribution	9		9		9		9
Other	5		2		5		2

Total purchased transportation costs	65		65		66		65

Staff costs	20		19		20		20
Depreciation	1		1		1		1
Amortization of intangible assets		*		*		*		*
Severance and other		*		*		*		*
Other operating expenses	12		11		12		11

Total operating expenses	98		96		99		97

Operating income	2		4		1		3
Interest income		*		*		*		*
Interest expense	(1)		(1)		(1)		(1)
Other expense, net		*		*		*		*

Pretax income	1		3			*	2
Provision for income taxes	1		1		1		1
Net (loss)/income		*	2		(1)		1

Net income attributable to non-controlling interests		*		*		*		*

Net (loss)/income attributable to UTi Worldwide Inc.		*%	2%		(1)%		1%

*	Less than one percent.

Liquidity and Capital Resources

Limitations on dividends. We are a holding company that relies on dividends, distributions and advances from our subsidiaries to pay dividends on our ordinary shares and meet our financial obligations. The ability of our subsidiaries to pay such amounts to us and our ability to pay dividends and distributions to our shareholders is subject to restrictions including, but not limited to, applicable local laws and limitations contained in our bank credit facilities and long-term borrowings. More specifically, recent amendments to our bank credit facilities and note purchase agreement prohibit us from paying an annual dividend in excess of $6.9 million in the aggregate through April 2014. Additionally, intercompany payments of dividends, distributions and advances can, in certain circumstances, result in adverse tax effects such as the requirement to pay withholding and corporate income taxes and distribution taxes on dividends and distributions, and can also require, in certain situations, that our subsidiaries make pro-rata payments to the minority interest holders in such entities. Additionally, in general, our subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances. In addition, we currently expect that the cash and cash equivalents held by our non-U.S. subsidiaries will be used primarily to support our international operations, including paying debt service, making capital expenditures and meeting the cash needs of such operations.

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

Client agreements involving cash. Additionally, we have entered into agreements with certain distribution clients specifying the use of designated cash accounts for receivables collections from their respective ultimate end clients. Although we are required under these contracts to use such accounts for cash activity related to these clients, we have access and control over such balances in the normal course of our operations. Balances in such accounts totaled approximately $38.9 million and $27.6 million at July 31, 2013 and January 31, 2013, respectively, and are included in cash and cash equivalents in the accompanying consolidated balance sheets.

Operating cash advances and disbursements. When we act as a customs broker, we make significant cash advances on behalf of our clients to various customs authorities around the world, predominantly in countries where our clients are importers of goods such as South Africa and Israel. These customs duties and taxes, in addition to certain other pass-through items, are not included as components of revenues and expenses. However, these advances temporarily consume cash as these items are typically paid to third parties in advance of our reimbursement from our clients. Accordingly, operating cash flows are typically stronger in periods of declining logistics activity and are comparably weaker in periods of volume growth as we must disburse cash in advance of collections from clients.

As of July 31, 2013, our cash and cash equivalents totaled $178.1 million, representing a decrease of $59.2 million from January 31, 2013. There was a decrease from net cash provided by our operating, investing and financing activities of $46.4 million. There was also a decrease of $12.8 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2013.

Cash Used in Operating Activities. During the first six months of fiscal 2014, net cash used in operating activities was $46.7 million, compared to net loss of $14.4 million. During the corresponding prior year period, net cash used in operating activities was $14.4 million, compared to net income of $34.4 million.

During the first six months of fiscal 2014, we used approximately $46.7 million in net cash from operating activities. This resulted from usages from (i) a net loss of $14.4 million and (ii) an increase in trade receivables and other current assets of $159.1 million. These usages were offset by (i) depreciation and amortization of intangible assets totaling $31.7 million, (ii) provision for doubtful accounts of $2.8 million, (iii) an increase in trade payables and other current liabilities of $78.6 million, (iv) deferred income taxes of $4.5 million and (v) increases in other items totaling $9.2 million.

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

During the first six months of fiscal 2014, advances for customs duties and taxes were approximately $2,090.5 million, compared to approximately $2,069.6 million for the corresponding prior year period. Excluding the effects of foreign currency fluctuations, advances for customs duties and taxes increased $171.5 million for the first six months of fiscal 2014 compared to the corresponding prior year period. Timing differences with respect to these advances and subsequent collection activity related to customs duties and taxes had a relatively unfavorable impact on our net cash generated from operating activities in the second quarter of fiscal 2014, compared to the corresponding prior year period, when such cash flows are compared to net income.

Cash Used in Investing Activities. Cash used in investing activities for the first six months of fiscal 2014 and 2013 was $45.8 million and $33.7 million, respectively. Cash used for the acquisition of property, plant and equipment during the second quarter of fiscal 2014 was approximately $26.3 million, consisting primarily of computer hardware and furniture, replacement vehicles, fixtures and equipment. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. Additionally, we used cash related to development activities with respect to our ongoing business transformation initiatives, including the development of our next generation freight forwarding system. During the first six months of fiscal 2014, we used $18.4 million of cash in purchases of software and other intangible assets relating to these business transformation initiatives, which was comparable to the corresponding prior year period. Inclusive of technology upgrades and business transformation initiatives, including expenditures we incurred in the first six months of fiscal 2014, we currently expect to expend an aggregate of approximately $80.0 million for capital expenditures for fiscal 2014.

Cash Provided by Financing Activities. Our financing activities during the first six months of fiscal 2014 provided $46.1 million of cash, including (i) proceeds from bank lines of credit of $209.4 million, (ii) an increase in short-term credit facilities of $24.3 million and (iii) net proceeds from the issuance of ordinary shares of $2.5 million, offset by (i) net repayments of bank lines of credit and long term borrowings, totaling $178.6 million, (ii) repayments of capital lease obligations totaling $7.9 million and (iii) other net usages of cash of $3.6 million.

Pharma Property Development Agreements. During the fiscal year ended January 31, 2011, we entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. In addition to a property development agreement, we signed an agreement to purchase the property at the conclusion of the development at the project’s total cost, which includes interest on the financing for the project, subject to certain conditions being met, including among other items, the property having been registerable for transfer on or before September 30, 2012. In addition to the other documents for the transaction, we also entered into a lease agreement for the property and facility following the conclusion of its development, should the property not be saleable on or before September 30, 2012. Due to various re-zoning and other administrative processes, the property was not saleable on or before September 30, 2012, and accordingly we are occupying the premises under the terms of the lease agreement. The lease agreement provides for an initial 10 year term, and we have the option to extend for up to two successive 10 year terms. We also have a right of first refusal to purchase the property should the owner thereof seek to sell the property to a third party. As of July 31, 2013, liabilities outstanding of $57.0 million, including $1.6 million in current portion, are included in capital lease obligations.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letters of credit and other credit facilities as of July 31, 2013 (in thousands):

	2011 Royal Bank of Scotland N.V. (RBS) Facility	2011 Nedbank Facility(1)	2011 Bank of the West Facility(2)	German Credit Facility(3)	2009 Nedbank South African Facilities(4)	Other Facilities(5)	Total
Maturity date	June 24, 2014	June 24, 2016	June 24, 2014	January 31, 2014	July 9, 2016	Various

Credit facility limit	$50,000	$75,000	$50,000	$50,398	$53,446	$189,558	$468,402

Facility usage for cash withdrawals	—	165	12,580	23,265	2,122	95,606	133,738
Letters of credit and guarantees outstanding(6)	29,075	7,836	—	80	28,282	71,004	136,277

Total facility/usage	$29,075	$8,001	$12,580	$23,345	$30,404	$166,610	$270,015

Available, unused capacity	$20,925	$66,999	$37,420	$27,053	$23,042	$22,948	$198,387
Available for cash withdrawals	$—	$34,835	$37,420	$27,053	$28,419	$18,352	$146,079

(1)	This facility with Nedbank Limited acting through its London Branch (the 2011 Nedbank Facility) matures on June 24, 2016 for letter of credit items and no sooner than June 24, 2014 for cash draw items. This facility provides for a $40,000 committed standby letter of credit facility and a $35,000 cash draw facility. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate.
(2)	This facility with the Bank of West (the 2011 Bank of the West Facility) provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. This facility bears interest at the Company’s choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate, or (iii) 1% above the one-month LIBOR rate.
(3)	On January 25, 2013, UTi Deutschland GmbH, a subsidiary of UTi Worldwide Inc., entered into an Agreement Relating to Credit Facility with Commerzbank Aktiengesellschaft (German Credit Facility). The German Credit Facility bears interest at the Euro OverNight Index Average rate plus 1.7% and provides for both cash draws and guarantees.

(4)	The amounts in the table above reflect the Company’s South African rand (ZAR) 525,000 revolving credit facility, with Nedbank Limited, acting through its Corporate Banking Division (the South African Facilities Agreement). The revolving facility is comprised of a ZAR 300,000 working capital facility and a ZAR 225,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of the South African Facilities Agreement, and which are included under capital lease obligations on the Company’s consolidated balance sheet. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $57,973 and $84,191 as of July 31, 2013 and January 31, 2013, respectively.
(5)	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries. The largest of these other additional facilities is the credit facility of the Company’s subsidiary in Japan with Sumitomo Mitsui Banking Corporation.
(6)	Amounts in this row reflect letters of credit and guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

We refer to the 2011 Nedbank Facility, the 2011 RBS Facility, the 2011 Bank of the West Facility and the 2013 German Credit Facility, collectively, as the Global Credit Facilities. Pursuant to the terms of the Global Credit Facilities, we are charged fees relating to, among other things, the issuance of letters of credit and the amount of outstanding borrowings, as well as the unused portions of these facilities, all at the rates specified in the applicable agreement. Borrowings under the Global Credit Facilities are guaranteed by UTi Worldwide, Inc. and certain of its subsidiaries. The Global Credit Facilities were amended effective as of July 31, 2013 to, among other things, amend the method of calculating certain financial covenants and add additional restrictions on our ability to pay dividends and make share repurchases. Specifically, such amendments, in addition to the restrictions and limitations in the original agreements, (i) prevent us from increasing the aggregate amount of our annual dividend above $6.9 million through April 2014, and (ii) prohibit us from making share repurchases until such time as we meet, for two consecutive quarters, certain financial covenants which are more restrictive than the original financial covenants.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of July 31, 2013 the value of these contingent liabilities was $28.0 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $9.5 million were included in bank lines of credit on our balance sheet at July 31, 2013.

Other Additional Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the Global Credit Facilities and the South African Facilities Agreement, we utilize a number of financial institutions to provide us and our subsidiaries with additional letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. In connection with these other additional facilities, in October 2012 our subsidiary in Japan entered into a Japanese Yen (JPY) 4,000.0 million borrowing arrangement with Sumitomo Mitsui Banking Corporation (the Japan Credit Facility). At July 31, 2013, we had $40.8 million of indebtedness outstanding under the Japan Credit Facility, which amount is included in the column “Other Facilities” in the table above. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 1.2% and has a maturity date of October 19, 2013. We may at any time prepay all or part of the outstanding borrowings under the Japan Credit Facility subject to terms of the agreement. As of the date of this filing, we are in discussions with Sumitomo Mitsui Banking Corporation regarding a possible extension of the maturity date. If we are unable to extend the maturity date of the Japan Credit Facility, we anticipate that we would draw from our other credit facilities an amount necessary to pay of the amount of indebtedness outstanding under that facility.

The maximum and average borrowings against all of our bank lines of credit during the first six months of fiscal 2014 were $293.4 million and $223.2 million, respectively. The maximum and average borrowings against all of our bank lines of credit during the first six months of fiscal 2013 were $158.6 million and $139.7 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements, due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities described above. The total of such borrowings at July 31, 2013 and January 31, 2013 was $1.5 million and $1.1 million, respectively.

Long-term Borrowings. The following table presents information about our indebtedness pursuant to our outstanding senior unsecured guaranteed notes and other long-term borrowings as of July 31, 2013 (in thousands):

	2013 Series A Notes(1)	2013 Series B Notes(1)	Other Facilities	Total
Maturity date	February 1, 2022	February 1, 2020
Original principal	$150,000	$50,000
Interest rate per annum	4.10%	3.50%	4.36%

Balance at July 31, 2013:
Current portion of long-term borrowings	—	—	2,417	2,417
Long-term borrowings, excluding current portion	150,000	50,000	3,630	203,630

Total	$150,000	$50,000	$6,047	$206,047

(1)	In September 2013, we entered into agreements with the holders of the 2013 notes amending, among other items, the interest rate per annum. Effective August 1, 2013, and until such time as we meet, for two consecutive quarters, certain financial covenants which are more restrictive than the original financial covenants, the interest rate per annum will be 4.35% and 3.75% for the 2013 Series A and B Notes, respectively.

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

The Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and our other credit, letters of credit and guarantee facilities require us and, in certain cases some of our subsidiaries, to comply with financial and other affirmative and negative covenants. Such covenants include limitations on restricted payments, maintaining a minimum debt service ratio, limitations on priority debt and other indebtedness, maximum total debt coverage requirements, share repurchases and other restrictions and limitations. Pursuant to recent amendments to the Global Credit Facilities and the 2013 Note Purchase Agreement, we are prohibited (i) through April 2014 from increasing the aggregate amount of our annual dividend above $6.9 million and (ii) from engaging in share repurchases until such time as we meet, for two consecutive quarters, certain financial covenants which are more restrictive than the original covenants. These agreements and facilities also contain other limitations on the payment by us and/or by our various subsidiaries of dividends, distributions and share repurchases. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. Furthermore, the Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and certain of our other credit facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the 2013 Note Purchase Agreement the right to declare a default if we default under other indebtedness in certain circumstances. Should we fail to comply with these covenants, we would be required to seek to amend the covenants or to seek a waiver of such non-compliance. If we are unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various facilities and the 2013 Note Purchase Agreement could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to us. As of July 31, 2013, we were in compliance with the covenants set forth in the Global Credit Facilities, the South African Facilities Agreement and the 2013 Note Purchase Agreement, each as amended as of July 31, 2013. For a description of the most recent amendments to the Global Credit Facilities and the 2013 Note Purchase Agreement, see “Part II, Item 5. Other Information” of this Form 10-Q.

Off-Balance Sheet Arrangements

Other than operating leases, we have no material off-balance sheet arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2014.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2014, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for our Americas Contract Logistics reporting unit, the fair value of the reporting unit assets exceeded the carrying values by approximately 9%. Due to the narrow margin of passing the Step 1 goodwill impairment testing conducted in second quarter of fiscal 2014, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in fiscal 2014 or in future years, particularly with respect to this reporting unit. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions. As of July 31, 2013, the goodwill carrying values for the Americas Contract Logistics reporting unit was $41.9 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2013, there had been no material changes to our exposure to market risks since January 31, 2013, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 on file with the SEC. For a discussion of our market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of July 31, 2013. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2013.

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

There were no changes in our internal control over financial reporting during the most recently completed second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning (ERP) software and have begun a process to expand and upgrade our financial systems. Additionally, we have begun the process to migrate certain financial processes to centralized locations. It is anticipated that during the third quarter for our fiscal 2014, the planned implementation of these processes will begin to affect the processes that constitute our internal control over financial reporting in the future and require testing for effectiveness prior to and concurrently with the implementation.

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Industry-Wide Anti-Trust Investigation. On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $4.1 million at July 31, 2013) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court.

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

We (along with numerous other global logistics providers) were named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). This lawsuit alleges that the defendants engaged in various forms of anti-competitive practices and seeks an unspecified amount of treble monetary damages and injunctive relief under U.S. antitrust laws. On December 5, 2012, we entered into a settlement agreement to resolve the entire portion of the lawsuit against us. Following a hearing on August 9, 2013, in which no one opposed our settlement, the Court granted final approval of the settlement with us as well as settlements with nine other logistics providers.

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

Per Transport Litigation. We are involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. We have brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $12.6 million, based on exchange rates as of July 31, 2013. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. We fully support the actions of each of the two individuals involved and we are vigorously defending them in this matter. We have also agreed to indemnify these individuals in connection with these proceedings.

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

Item 5. Other Information

In September 2013, we, and the other parties thereto, amended the Global Credit Facilities and the 2013 Note Purchase Agreement, which amendments were effective as of July 31, 2013. Pursuant to the amendment to the 2013 Note Purchase Agreement, effective August 1, 2013 and until such time as we meet, for two consecutive quarters, certain financial covenants which are more restrictive than the original covenants, the interest rate per annum will be 4.35% and 3.75% for the 2013 Series A and B Notes, respectively. Pursuant to the amendment to the 2011 RBS Facility, effective July 31, 2013 the letter of credit fee per annum will be 3.0% under that facility. Pursuant to the amendments to the Global Credit Facilities and the 2013 Note Purchase Agreement, in addition to the restrictions and limitations in the original agreements, we are prohibited (i) through April 2014 from increasing the aggregate amount of our annual dividend above $6.9 million and (ii) from engaging in share repurchases until such time as we meet, for two consecutive quarters, certain financial covenants which are more restrictive than the original covenants. In addition, the parties agreed in such amendments to, among other things, amend the method of calculating the minimum debt service ratio covenant and the consolidated total debt coverage covenant contained in the Global Credit Facilities and the 2013 Note Purchase Agreement by providing adjustments, subject to certain conditions, for severance costs and capital lease payments related to our South African pharma facility. These amendments include:

•	the Second Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated September 5, 2013 among us, certain of our subsidiaries and Nedbank Limited acting through its London Branch;

•	Amendment No. 2 to Credit Agreement dated September 5, 2013 among us, certain of our subsidiaries and Bank of the West;

•	Letter of amendment dated September 3, 2013 from Commerzbank AG;

•	Second Amendment Agreement dated September 5, 2013 among us, certain of our subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of our 2013 Notes; and

•	Second Amendment to Amended and Restated Letter of Credit Agreement dated September 5, 2013 among us, certain of our subsidiaries and The Royal Bank of Scotland N.V.

Item 6.	Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed December 7, 2012)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed December 7, 2012)

10.1	First Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Nedbank Limited acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.2	Amendment No. 1 to Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Bank of the West (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.3	Letter of amendment dated June 5, 2013 from Commerzbank AG (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.4	First Amendment Agreement dated June 5, 2013 among the Company, certain of its subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of the Company’s 2013 Notes (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.5	First Amendment to Amended and Restated Letter of Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and The Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.6	Registration Rights Agreement dated as of June 6, 2013 by and among UTi Worldwide Inc., P2 Capital Partners, LLC and the other parties thereto (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: September 9, 2013	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: September 9, 2013	By:	/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed December 7, 2012)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed December 7, 2012)

10.1	First Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Nedbank Limited acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.2	Amendment No. 1 to Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Bank of the West (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.3	Letter of amendment dated June 5, 2013 from Commerzbank AG (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.4	First Amendment Agreement dated June 5, 2013 among the Company, certain of its subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of the Company’s 2013 Notes (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.5	First Amendment to Amended and Restated Letter of Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and The Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.6	Registration Rights Agreement dated as of June 6, 2013 by and among UTi Worldwide Inc., P2 Capital Partners, LLC and the other parties thereto (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement