Form 10-Q
period 2013-10-31
UTi WORLDWIDE INC
filed 2013-12-10
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

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

Yes  ☐    No   ☒

At December 4, 2013, the number of shares outstanding of the issuer’s ordinary shares of no par value was 104,761,063.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended October 31, 2013

- i -

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UTi Worldwide Inc.

Consolidated Balance Sheets

As of October 31, 2013 and January 31, 2013

(in thousands, except share amounts)

	October 31, 2013	January 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$171,220	$237,276
Trade receivables (net of allowances for doubtful accounts of $17,368 and $16,011 as of October 31, 2013 and January 31, 2013, respectively)	1,084,040	898,809
Deferred income taxes	14,475	19,595
Other current assets	158,816	156,385

Total current assets	1,428,551	1,312,065
Property, plant and equipment (net of accumulated depreciation of $238,648 and $220,367 as of October 31, 2013 and January 31, 2013, respectively)	233,738	242,898
Goodwill	308,486	314,269
Other intangible assets, net	165,779	143,366
Investments	1,110	969
Deferred income taxes	19,828	25,802
Other non-current assets	37,225	34,688

Total assets	$2,194,717	$2,074,057

LIABILITIES & EQUITY
Bank lines of credit	$174,965	$79,213
Short-term borrowings	2,017	1,129
Current portion of long-term borrowings	2,023	5,663
Current portion of capital lease obligations	12,209	11,377
Trade payables and other accrued liabilities	858,779	786,444
Income taxes payable	16,007	8,470
Deferred income taxes	2,112	2,775

Total current liabilities	1,068,112	895,071
Long-term borrowings, excluding current portion	203,219	204,434
Capital lease obligations, excluding current portion	66,142	73,538
Deferred income taxes	30,061	29,654
Other non-current liabilities	43,018	47,178
Commitments and contingencies
UTi Worldwide Inc. shareholders’ equity:
Common stock—ordinary shares of no par value; issued and outstanding 104,756,131 and 103,848,134 shares as of October 31, 2013 and January 31, 2013, respectively	514,658	505,237
Retained earnings	364,727	396,946
Accumulated other comprehensive loss	(110,468)	(92,348)

Total UTi Worldwide Inc. shareholders’ equity	768,917	809,835
Non-controlling interests	15,248	14,347

Total equity	784,165	824,182

Total liabilities and equity	$2,194,717	$2,074,057

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Operations

For the three and nine months ended October 31, 2013 and 2012

(in thousands, except share and per share amounts)

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues	$1,154,406	$1,156,679	$3,364,477	$3,508,266
Purchased transportation costs	760,913	753,077	2,209,601	2,292,826
Staff costs	221,075	219,055	665,567	675,573
Depreciation	13,628	12,254	39,766	34,979
Amortization of intangible assets	5,730	2,974	11,276	9,376
Severance and other	13,184	9,097	19,033	12,921
Other operating expenses	132,630	137,542	397,936	403,341

Operating income	7,246	22,680	21,298	79,250
Interest income	3,190	4,845	12,683	11,935
Interest expense	(8,113)	(7,070)	(24,346)	(19,462)
Other expense, net	(294)	(208)	(1,256)	(508)

Pretax income	2,029	20,247	8,379	71,215
Provision for income taxes	9,334	7,378	30,054	23,899

Net (loss)/income	(7,305)	12,869	(21,675)	47,316
Net income attributable to non-controlling interests	1,770	2,321	4,262	4,999

Net (loss)/income attributable to UTi Worldwide Inc.	$(9,075)	$10,548	$(25,937)	$42,317

Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.09)	$0.10	$(0.25)	$0.41

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.09)	$0.10	$(0.25)	$0.41

Cash dividends declared per common share	$—	$—	$0.06	$0.06

Number of weighted average common shares outstanding used for per share calculations
Basic shares	104,746,663	103,736,084	104,450,366	103,468,700
Diluted shares	104,746,663	103,953,783	104,450,366	103,947,047

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Comprehensive (Loss)/Income

For the three and nine months ended October 31, 2013 and 2012

(in thousands)

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net (loss)/income	$(7,305)	$12,869	$(21,675)	$47,316
Other comprehensive income/(loss):
Foreign currency translation	2,478	(2,685)	(19,647)	(29,103)
Defined benefit pension plan adjustments	(75)	19	346	640

Other comprehensive income/(loss)	2,403	(2,666)	(19,301)	(28,463)

Comprehensive (loss)/income, before non-controlling interests	(4,902)	10,203	(40,976)	18,853
Comprehensive income attributable to non-controlling interests	1,692	1,807	3,081	3,612

Comprehensive (loss)/income attributable to UTi Worldwide Inc.	$(6,594)	$8,396	$(44,057)	$15,241

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Consolidated Statements of Cash Flows

For the nine months ended October 31, 2013

(in thousands)

	Nine months ended October 31,
	2013	2012
	(Unaudited)
OPERATING ACTIVITIES:
Net (loss)/income	$(21,675)	$47,316
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Share-based compensation costs	9,782	11,689
Depreciation	39,766	34,979
Amortization of intangible assets	11,276	9,376
Amortization of debt issuance costs	524	931
Deferred income taxes	7,102	(2,937)
Uncertain tax positions	(4)	(1,136)
Excess tax benefits from share-based compensation	—	(9)
(Gain)/loss on disposal of property, plant and equipment	(548)	25
Provision for doubtful accounts	4,220	978
Proceeds from the sale of trade receivables	20,211	—
Other	3,375	1,450
Changes in operating assets and liabilities:
Increase in trade receivables	(240,226)	(87,987)
Decrease/(increase) in other current assets	7,860	(33,166)
Increase/(decrease) in trade payables	41,571	(40,758)
Increase in accrued liabilities and other liabilities	47,904	1,776

Net cash used in operating activities	(68,862)	(57,473)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding software	(36,545)	(31,371)
Proceeds from disposals of property, plant and equipment	3,583	2,484
Purchases of software and other intangible assets	(27,484)	(26,792)
Net increase in other non-current assets	(3,292)	(406)
Other	—	99

Net cash used in investing activities	(63,738)	(55,986)
FINANCING ACTIVITIES:
Borrowings from bank lines of credit	307,780	228,866
Repayments of bank lines of credit	(231,985)	(154,705)
Net borrowings under revolving lines of credit	23,175	1,383
Net increase in short-term borrowings	1,031	10
Proceeds from issuances of long-term borrowings	639	3,629
Repayments of long-term borrowings	(5,514)	(21,180)
Debt issuance costs	—	(999)
Repayments of capital lease obligations	(10,168)	(13,757)
Distributions to non-controlling interests and other	(2,180)	(2,433)
Ordinary shares settled under share-based compensation plans	(2,487)	(3,042)
Proceeds from issuance of ordinary shares	3,345	1,671
Excess tax benefits from share-based compensation	—	9
Dividends paid	(6,282)	(6,223)

Net cash provided by financing activities	77,354	33,229
Effect of foreign exchange rate changes on cash and cash equivalents	(10,810)	(14,538)

Net decrease in cash and cash equivalents	(66,056)	(94,768)
Cash and cash equivalents at beginning of period	237,276	321,761

Cash and cash equivalents at end of period	$171,220	$226,993

See accompanying notes to the consolidated financial statements.

UTi Worldwide Inc.

Notes to the Consolidated Financial Statements

For the three and nine months ended October 31, 2013 and 2012 (Unaudited)

NOTE 1. Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of October 31, 2013 and January 31, 2013, and the consolidated statements of operations, and comprehensive (loss)/income for the three and nine months ended October 31, 2013 and 2012, and the consolidated statements of cash flows for the nine months ended October 31, 2013 and 2012. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended October 31, 2013 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2014 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

Provision for income taxes of $9,334 and $30,054 for the three and nine months ended October 31, 2013, respectively, included income tax expense of $2,309 and $18,342 to increase the valuation allowances on the Company’s deferred tax assets. Included in the three and nine month increase in the valuation allowance are out of period adjustments to income tax expense of zero and $6,098, respectively, to increase the valuation allowances on certain deferred tax assets. Management has concluded that this correction is immaterial.

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

Foreign Currency Translation. Included in other expense, net, are net losses of $294 and $1,256 on foreign exchange for the three and nine months ended October 31, 2013, respectively. Included in other expense, net, are net losses of $208 and $508 on foreign exchange for the three and nine months ended October 31, 2012, respectively.

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $160,411 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States of America (U.S.) as of October 31, 2013.

Pharma Property Agreements. The Company previously entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. The Company leases the facility pursuant to a lease agreement which provides for an initial 10 year term which ends in fiscal 2023, and the Company has the option to extend the initial term for up to two successive 10 year terms. The Company also has a right of first refusal to purchase the property should the owner thereof seek to sell the property to a third party. As of October 31, 2013, liabilities outstanding of $56,203, including $1,728 in the current portion, are included in capital lease obligations pursuant to this lease arrangement.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, long-term deposits, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments or because the interest rates are based upon variable reference rates. As discussed further in Note 11, “Borrowings”, on January 25, 2013, the Company issued $150,000 and $50,000 of senior unsecured guaranteed notes. As of October 31, 2013, the fair values of these notes was $152,408 and $50,779, respectively.

Correction of Amounts Previously Stated. Revenue and purchased transportation costs for the three and nine months ended October 31, 2012 have been corrected for a classification error occurring in the Company’s forwarding business in China. The correction of the error resulted in increased revenues and purchased transportation costs related to the Ocean freight forwarding product segment, of $27,813 and $75,329 each for the three and nine months ended October 31, 2012, respectively, from the amounts previously reported by the Company in this period. Refer to Note 21, Selected Quarterly Financial Data, of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 for more information. This correction did not impact reported operating income, net income, net income per share, or balance sheet information in the consolidated financial statements and was determined to be immaterial.

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

NOTE 2. Acquisitions

The Company did not complete any acquisitions during the three and nine months ended October 31, 2013.

NOTE 3. Earnings per Share

Earnings per share are calculated as follows:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Amounts attributable to UTi Worldwide Inc. common shareholders:
Net (loss)/income	$(9,075)	$10,548	$(25,937)	$42,317

Weighted average number of ordinary shares	104,746,663	103,736,084	104,450,366	103,468,700
Incremental shares required for diluted earnings per share related to stock options/restricted share units	—	217,699	—	478,347

Diluted weighted average number of ordinary shares	104,746,663	103,953,783	104,450,366	103,947,047

Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.09)	$0.10	$(0.25)	$0.41

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.09)	$0.10	$(0.25)	$0.41

Weighted-average diluted shares excluded from computation	—	3,184,143	—	2,953,872

Weighted-average diluted shares outstanding exclude shares representing stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period or do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share. For the three and nine months ended October 31, 2013, no incremental common shares are included in the computation of diluted (loss)/earnings per common share, as the Company had a net loss.

NOTE 4. Equity

UTi Worldwide Inc. Shareholders’ Equity. Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc. Shareholders’ Equity
	Common Stock	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total Equity
Balance at February 1, 2013	$505,237	$396,946	$(92,348)	$14,347	$824,182
Net (loss)/income	—	(25,937)	—	4,262	(21,675)
Other comprehensive loss	—	—	(18,120)	(1,181)	(19,301)
Ordinary shares settled under share-based compensation plans	(2,487)	—	—	—	(2,487)
Shared-based compensation	13,127	—	—	—	13,127
Dividends	—	(6,282)	—	—	(6,282)
Non-controlling interests and other	(1,219)	—	—	(2,180)	(3,399)

Balance at October 31, 2013	$514,658	$364,727	$(110,468)	$15,248	$784,165

Balance at February 1, 2012	$491,073	$503,675	$(55,983)	$12,743	$951,508
Net income	—	42,317	—	4,999	47,316
Other comprehensive loss	—	—	(27,076)	(1,387)	(28,463)
Ordinary shares settled under share-based compensation plans	(3,042)	—	—	—	(3,042)
Shared-based compensation	13,369	—	—	—	13,369
Dividends	—	(6,223)	—	—	(6,223)
Non-controlling interests and other	—	—	—	(2,433)	(2,433)

Balance at October 31, 2012	$501,400	$539,769	$(83,059)	$13,922	$972,032

Accumulated Other Comprehensive Income/(Loss). The following tables summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) (AOCI) before- and after-tax:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at August 1, 2013	$(106,341)	$(6,608)	$(112,949)
Other comprehensive income before reclassifications, before tax	4,260	—	4,260
Tax-effect	(1,704)	—	(1,704)

Other comprehensive income before reclassifications, after tax	2,556	—	2,556

Amounts reclassified from AOCI, before tax	—	(97)	(97)
Tax-effect	—	22	22

Amounts reclassified from AOCI, after tax	—	(75)	(75)

Net current-period other comprehensive income/(loss)	2,556	(75)	2,481

Balance at October 31, 2013	$(103,785)	$(6,683)	$(110,468)

Balance at August 1, 2012	$(76,409)	$(4,498)	$(80,907)
Other comprehensive loss before reclassifications, before tax	(3,618)	—	(3,618)
Tax-effect	1,447	—	1,447

Other comprehensive loss before reclassifications, after tax	(2,171)	—	(2,171)

Amounts reclassified from AOCI, before tax	—	27	27
Tax-effect	—	(8)	(8)

Amounts reclassified from AOCI, after tax	—	19	19

Net current-period other comprehensive (loss)/income	(2,171)	19	(2,152)

Balance at October 31, 2012	$(78,580)	$(4,479)	$(83,059)

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at February 1, 2013	$(85,319)	$(7,029)	$(92,348)
Other comprehensive loss before reclassifications, before tax	(30,777)	—	(30,777)
Tax-effect	12,311	—	12,311

Other comprehensive loss before reclassifications, after tax	(18,466)	—	(18,466)

Amounts reclassified from AOCI, before tax	—	494	494
Tax-effect	—	(148)	(148)

Amounts reclassified from AOCI, after tax	—	346	346

Net current-period other comprehensive (loss)/income	(18,466)	346	(18,120)

Balance at October 31, 2013	$(103,785)	$(6,683)	$(110,468)

Balance at February 1, 2012	$(50,864)	$(5,119)	$(55,983)
Other comprehensive loss before reclassifications, before tax	(46,193)	—	(46,193)
Tax-effect	18,477	—	18,477

Other comprehensive loss before reclassifications, after tax	(27,716)	—	(27,716)

Amounts reclassified from AOCI, before tax	—	914	914
Tax-effect	—	(274)	(274)

Amounts reclassified from AOCI, after tax	—	640	640

Net current-period other comprehensive (loss)/income	(27,716)	640	(27,076)

Balance at October 31, 2012	$(78,580)	$(4,479)	$(83,059)

The effects on net (loss)/income of significant amounts reclassified out of each component of AOCI are summarized as follows:

		Three months ended October 31,		Nine months ended October 31,
		2013	2012	2013	2012
Details about AOCI components	Affected line item on the consolidated statements of operations	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI
Defined benefit plans:
Amortization of net actuarial gain/(loss)	Staff costs	$87	$(32)	$263	$598
Amortization of net transition obligation	Staff costs	4	—	13	—
Amortization of prior service benefit	Staff costs	—	(5)	—	(13)
Foreign currency translation	Staff costs	(188)	64	218	329

	Pretax (loss)/income	(97)	27	494	914
	Provision for income taxes	22	(8)	(148)	(274)

Total reclassification for the period	Net (loss)/income	$(75)	$19	$346	$640

NOTE 5. Segment Reporting

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended October 31, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$778,446	$375,960	$—	$1,154,406

Purchased transportation costs	596,663	164,250	—	760,913
Staff costs	108,985	103,582	8,508	221,075
Depreciation	4,269	7,994	1,365	13,628
Amortization of intangible assets	4,404	1,205	121	5,730
Severance and other	6,083	7,004	97	13,184
Other operating expenses	44,390	79,485	8,755	132,630

Total operating expenses	764,794	363,520	18,846	1,147,160

Operating income/(loss)	$13,652	$12,440	$(18,846)	7,246

Interest income				3,190
Interest expense				(8,113)
Other expense, net				(294)

Pretax income				2,029
Provision for income taxes				9,334

Net loss				(7,305)
Net income attributable to non-controlling interests				1,770

Net loss attributable to UTi Worldwide Inc.				$(9,075)

Capital expenditures for property, plant and equipment	$7,245	$9,130	$305	$16,680

Capital expenditures for internally developed software	$—	$515	$15,378	$15,893

Segment assets	$1,343,246	$650,672	$200,799	$2,194,717

	Three months ended October 31, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$765,949	$390,730	$—	$1,156,679

Purchased transportation costs	586,356	166,721	—	753,077
Staff costs	102,476	109,166	7,413	219,055
Depreciation	3,858	7,463	933	12,254
Amortization of intangible assets	1,006	1,428	540	2,974
Severance and other	833	6,547	1,717	9,097
Other operating expenses	46,302	86,321	4,919	137,542

Total operating expenses	740,831	377,646	15,522	1,133,999

Operating income/(loss)	$25,118	$13,084	$(15,522)	22,680

Interest income				4,845
Interest expense				(7,070)
Other expense, net				(208)

Pretax income				20,247
Provision for income taxes				7,378

Net income				12,869
Net income attributable to non-controlling interests				2,321

Net income attributable to UTi Worldwide Inc.				$10,548

Capital expenditures for property, plant and equipment	$5,850	$17,175	$4,221	$27,246

Capital expenditures for internally developed software	$—	$—	$10,020	$10,020

Segment assets	$1,275,217	$819,123	$167,470	$2,261,810

	Nine months ended October 31, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,266,765	$1,097,712	$—	$3,364,477

Purchased transportation costs	1,732,000	477,601	—	2,209,601
Staff costs	322,856	314,999	27,712	665,567
Depreciation	12,491	23,356	3,919	39,766
Amortization of intangible assets	6,645	3,648	983	11,276
Severance and other	8,512	8,313	2,208	19,033
Other operating expenses	136,969	237,205	23,762	397,936

Total operating expenses	2,219,473	1,065,122	58,584	3,343,179

Operating income/(loss)	$47,292	$32,590	$(58,584)	21,298

Interest income				12,683
Interest expense				(24,346)
Other expense, net				(1,256)

Pretax income				8,379
Provision for income taxes				30,054

Net loss				(21,675)
Net income attributable to non-controlling interests				4,262

Net loss attributable to UTi Worldwide Inc.				$(25,937)

Capital expenditures for property, plant and equipment	$23,863	$19,891	$4,863	$48,617

Capital expenditures for internally developed software	$—	$531	$34,290	$34,821

Segment assets	$1,343,246	$650,672	$200,799	$2,194,717

	Nine months ended October 31, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,345,246	$1,163,020	$—	$3,508,266

Purchased transportation costs	1,802,610	490,216	—	2,292,826
Staff costs	316,510	333,858	25,205	675,573
Depreciation	12,108	20,863	2,008	34,979
Amortization of intangible assets	3,077	4,679	1,620	9,376
Severance and other	3,009	7,656	2,256	12,921
Other operating expenses	137,327	252,356	13,658	403,341

Total operating expenses	2,274,641	1,109,628	44,747	3,429,016

Operating income/(loss)	$70,605	$53,392	$(44,747)	79,250

Interest income				11,935
Interest expense				(19,462)
Other expense, net				(508)

Pretax income				71,215
Provision for income taxes				23,899

Net income				47,316
Net income attributable to non-controlling interests				4,999

Net income attributable to UTi Worldwide Inc.				$42,317

Capital expenditures for property, plant and equipment	$14,758	$52,930	$7,613	$75,301

Capital expenditures for internally developed software	$—	$—	$29,080	$29,080

Segment assets	$1,275,217	$819,123	$167,470	$2,261,810

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

The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa (excluding North Africa):

	Three months ended October 31,
	2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$220,317	$58,031	$278,348	$214,715	$55,467	$270,182
Americas	164,113	206,693	370,806	189,119	213,631	402,750
Asia Pacific	262,281	22,567	284,848	244,911	18,928	263,839
Africa	131,735	88,669	220,404	117,204	102,704	219,908

Total	$778,446	$375,960	$1,154,406	$765,949	$390,730	$1,156,679

	Nine months ended October 31,
	2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$648,940	$167,898	$816,838	$695,566	$178,503	$874,069
Americas	519,652	600,134	1,119,786	570,992	615,362	1,186,354
Asia Pacific	745,549	61,413	806,962	729,538	54,436	783,974
Africa	352,624	268,267	620,891	349,150	314,719	663,869

Total	$2,266,765	$1,097,712	$3,364,477	$2,345,246	$1,163,020	$3,508,266

The following table shows long-lived assets attributable to the Company’s geographic regions:

	October 31, 2013	January 31, 2013
EMENA	$49,092	$52,962
Americas	54,783	49,880
Asia Pacific	35,966	38,589
Africa	93,897	101,467

Total	$233,738	$242,898

The following table shows long-lived assets attributable to specific countries:

	October 31, 2013	January 31, 2013
United States	$49,369	$43,303
South Africa	91,278	99,148
China	16,824	18,180
Spain	6,565	7,485
All others	69,702	74,782

Total	$233,738	$242,898

The following table shows revenues attributable to specific countries:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
United States	$312,710	$325,712	$935,740	$961,441
South Africa	208,879	207,895	591,979	635,044
China	120,409	108,064	327,369	322,271
Germany	39,210	45,722	124,273	158,462
All others	473,198	469,286	1,385,116	1,431,048

Total	$1,154,406	$1,156,679	$3,364,477	$3,508,266

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Revenues:
Airfreight forwarding	$342,447	$344,757	$1,021,396	$1,096,291
Ocean freight forwarding	334,622	323,247	957,087	960,369
Customs brokerage	37,948	29,655	100,074	88,335
Contract logistics	190,699	203,347	557,758	608,818
Distribution	157,301	152,767	450,257	448,169
Other	91,389	102,906	277,905	306,284

Total	$1,154,406	$1,156,679	$3,364,477	$3,508,266

Purchased transportation costs:
Airfreight forwarding	$263,162	$265,280	$788,560	$853,786
Ocean freight forwarding	279,388	271,604	801,711	806,835
Customs brokerage	7,317	1,375	12,691	4,154
Contract logistics	44,858	53,445	135,272	157,798
Distribution	110,096	104,833	314,308	304,065
Other	56,092	56,540	157,059	166,188

Total	$760,913	$753,077	$2,209,601	$2,292,826

NOTE 6. Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at January 31, 2013	$172,647	$141,622	$314,269
Foreign currency translation adjustment	(1,296)	(4,487)	(5,783)

Balance at October 31, 2013	$171,351	$137,135	$308,486

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. No impairment was recognized during the nine months ended October 31, 2013. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $193,502 at October 31, 2013 and January 31, 2013, all of which is included in the Company’s Contract Logistics and Distribution segment.

Other Intangible Assets. Amortizable intangible assets at October 31, 2013 and January 31, 2013 relate primarily to amounts incurred for internally-developed software by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at October 31, 2013 and January 31, 2013 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at October 31, 2013
Internally-developed software	$152,911	$(11,220)	$141,691	6.8
Client relationships	80,488	(57,494)	22,994	8.8
Non-compete agreements	288	(163)	125	4.5
Other	3,794	(3,742)	52	3.7

Total	$237,481	$(72,619)	$164,862

Balance at January 31, 2013
Internally-developed software	$118,259	$(6,775)	$111,484	6.7
Client relationships	84,132	(53,431)	30,701	8.8
Non-compete agreements	285	(111)	174	4.5
Other	4,007	(3,916)	91	3.7

Total	$206,683	$(64,233)	$142,450

The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years ending January 31:

2014 (remainder)	$7,432
2015	28,760
2016	27,468
2017	25,388
2018 and after	75,814

The Company had $917 and $916 of intangible assets not subject to amortization at October 31, 2013 and January 31, 2013, respectively, related primarily to acquired trade names.

On September 1, 2013, the Company placed internally-developed software with a gross carrying value of $137,092 into service. As of this date, based on a variety of factors, including but not limited to operational acceptance testing and other operational milestones having been achieved, the Company considered it ready for its intended use. Amortization expense with respect to the assets began at this time, accordingly, amortization expense related to the asset was approximately $3,300 during the third quarter ended October 31, 2013. The Company will incur additional amortization expense over a seven-year useful life.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Nine months ended October 31,
	2013	2012
Net cash paid for:
Interest	$24,701	$29,699
Income taxes	6,045	31,587
Withholding taxes	274	1,281
Non-cash activities:
Capital lease and other obligations to acquire assets	11,845	10,850
Software purchases	(677)	2,287
Obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	—	32,254

Limitations on dividends. UTi Worldwide Inc. (UTi Worldwide) is a holding company that relies on dividends, distributions and advances from its subsidiaries to pay dividends on its ordinary shares and meet its financial obligations. The ability of UTi’s subsidiaries to pay such amounts and UTi Worldwide’s ability to pay dividends and distributions to its shareholders are subject to restrictions including, but not limited to, applicable local laws and limitations contained in the Company’s bank credit facilities and long-term borrowings. Pursuant to amendments to the Company’s bank credit facilities and note purchase agreement entered into during the second quarter of fiscal 2014 the Company may not increase the aggregate amount of its annual dividend above $6,900 through April 2014. Intercompany payments of dividends, distributions and advances can, in certain circumstances, result in adverse tax effects such as the requirement to pay withholding and corporate income taxes and distribution taxes on dividends and distributions, and can also require, in certain situations, that UTi’s subsidiaries make pro-rata payments to the minority interest holders in such entities. Additionally, in general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances.

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

Sale of trade receivables. In October 2013, the Company and certain of its subsidiaries entered into a purchase agreement with a third party to sell certain of their trade receivables. Under the facility, no more than $75,000 of sold receivables can be outstanding at any one time and the Company acts as the servicing agent for the collection of the sold receivables. Sales of the trade receivables qualify as true sales in accordance with ASC 860, Transfers and Servicing, and accordingly, the trade receivables are derecognized from the consolidated balance sheets upon sale.

For the third quarter of fiscal 2014, the aggregate amount of trade receivables sold under this facility was $20,211. As of October 31, 2013 substantially all of the sold trade receivables under this agreement were uncollected. Sales under the facility are recorded as cash provided by operating activities in the consolidated statements of cash flows.

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

Industry-Wide Anti-Trust Investigations. On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $4,220 at October 31, 2013) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court.

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

In May 2012, the Competition Commission of Singapore informed the Company that it was contemplating an administrative investigation into possible alleged cartel activity in the international freight forwarding market. In January 2013, the Company provided information and documents related to the air Automated Manifest System fee in response to a notice the Company received in November 2012 from the Competition Commission of Singapore requesting the information and indicating that the commission suspected that the Company engaged in alleged anti-competitive behavior relating to freight forwarding services to and from Singapore. In September 2013, the Company received a follow-up request for information and provided such information in November 2013.

From time to time the Company may receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations, and the Company has provided, and may continue to provide in the future, further responses as a result of such requests.

The Company (along with numerous other global logistics providers) was named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). Following a hearing on August 9, 2013, in which no one opposed the Company’s settlement, the Court granted final approval of the settlement with the Company as well as settlements with nine other logistics providers, which settlement resolved the entire portion of the lawsuit against the Company.

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

Per Transport Litigation. The Company is involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. The Company has brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $13,060 based on exchange rates as of October 31, 2013. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the Company and a current employee of the Company. The Company fully supports the actions of each of the two individuals involved and is vigorously defending them in this matter. The Company has also agreed to indemnify these individuals in connection with these proceedings.

NOTE 9. Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Service cost	$509	$297	$1,512	$892
Interest cost	468	516	1,418	1,577
Expected return on plan assets	(415)	(316)	(1,258)	(971)
Amortization of net actuarial loss	91	26	276	78

Total	$653	$523	$1,948	$1,576

The Company contributed approximately $577 and $289, respectively, to its defined benefit plans for the three months ended October 31, 2013 and 2012. The Company contributed approximately $1,726 and $1,004, respectively, to its defined benefit plans for the nine months ended October 31, 2013 and 2012.

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

In addition to the 2009 LTIP, at October 31, 2013, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan). The Company generally grants awards during the first quarter of each fiscal year and as appropriate during other times of the year when there are new hires.

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

Stock Options:	2009 LTIP		2004 LTIP		2000 Stock Option Plan		Directors Option Plan*		Total
	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price	Shares subject to stock options	Weighted average exercise price
Outstanding balance at February 1, 2013	418,460	$18.09	1,306,001	$20.24	178,150	$10.53	54,000	$11.66	1,956,611	$18.66
Granted	298,204	14.05	—	—	—	—	—	—	298,204	14.05
Exercised	—	—	(43,350)	15.62	(172,150)	10.61	(54,000)	11.66	(269,500)	11.63
Cancelled/forfeited	(34,069)	18.02	(15,274)	28.81	(6,000)	8.26	—	—	(55,343)	19.94

Outstanding balance at October 31, 2013	682,595	$16.33	1,247,377	$20.30	—	$—	—	$—	1,929,972	$18.89

*	This plan has been established for non-employee directors.

RSUs:	2009 LTIP		2004 LTIP		2004 Directors Incentive Plan*		Total
	Restricted stock units	Weighted average grant date fair value	Restricted stock units	Weighted average grant date fair value	Restricted stock units	Weighted average grant date fair value	Restricted stock units	Weighted average grant date fair value
Outstanding balance at February 1, 2013	1,979,581	$17.34	339,318	$14.72	35,880	$15.05	2,354,779	$16.93
Granted	1,088,368	14.12	297	—	35,688	15.31	1,124,353	14.15
Vested	(546,073)	17.23	(211,658)	15.37	(35,880)	15.05	(793,611)	16.64
Cancelled	(170,594)	15.37	(15,022)	14.38	—	—	(185,616)	15.29

Outstanding balance at October 31, 2013	2,351,282	$16.02	112,935	$13.51	35,688	$15.31	2,499,905	$15.89

*	This plan has been established for non-employee directors.

In connection with its share-based compensation plans, the Company recorded approximately $2,913 and $4,639 of share-based compensation expense for the three months ended October 31, 2013 and 2012, respectively, and approximately $9,782 and $11,689 of share-based compensation expense for the nine months ended October 31, 2013 and 2012, respectively. As of October 31, 2013, the Company had approximately $30,916 of unvested share-based compensation granted under all the Company’s share-based compensation plans, which amounts will be expensed in full through June 2018.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letters of credit and other credit facilities as of October 31, 2013:

	2011 Royal Bank of Scotland N.V. (RBS) Facility	2011 Nedbank Facility(1)	2011 Bank of the West Facility(2)	German Credit Facility(3)	2009 Nedbank South African Facilities(4)	Other Facilities(5)	Total
Maturity date	June 24, 2014	June 24, 2016	June 24, 2014	January 31, 2014	July 9, 2016	Various
Credit facility limit	$50,000	$75,000	$50,000	$52,270	$53,068	$192,107	$472,445

Facility usage for cash withdrawals	1,044	37	34,000	43,813	—	96,071	174,965
Letters of credit and guarantees outstanding(6)	25,572	7,839	—	83	24,829	71,856	130,179

Total facility/usage	$26,616	$7,876	$34,000	$43,896	$24,829	$167,927	$305,144

Available, unused capacity	$23,384	$67,124	$16,000	$8,374	$28,239	$24,180	$167,301
Available for cash withdrawals	$—	$34,964	$16,000	$8,374	$30,324	$18,640	$108,302

(1)	This facility with Nedbank Limited acting through its London Branch (the 2011 Nedbank Facility) matures on June 24, 2016 for letter of credit items and no sooner than June 24, 2014 for cash draw items. This facility was amended in December 2013 to provide for a $20,000 committed standby letter of credit facility and a $55,000 cash draw facility. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate.
(2)	This facility with Bank of the West (the 2011 Bank of the West Facility) provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. This facility bears interest at the Company’s choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate, or (iii) 1% above the one-month LIBOR rate.
(3)	On January 25, 2013, UTi Deutschland GmbH, a subsidiary of UTi Worldwide Inc., entered into an Agreement Relating to Credit Facility with Commerzbank Aktiengesellschaft (German Credit Facility). The German Credit Facility bears interest at the Euro OverNight Index Average rate plus 1.7% and provides for both cash draws and guarantees.
(4)	The amounts in this column reflect the Company’s South African rand (ZAR) 525,000 revolving credit facility, with Nedbank Limited, acting through its Corporate Banking Division (the South African Facilities Agreement). The revolving facility is comprised of a ZAR 300,000 working capital facility and a ZAR 225,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of the South African Facilities Agreement, and which are included under capital lease obligations on the Company’s consolidated balance sheet. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $65,142 and $84,191 as of October 31, 2013 and January 31, 2013, respectively.
(5)	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries. The largest of these other additional facilities is the term loan the Company’s subsidiary in Japan has with Sumitomo Mitsui Banking Corporation.
(6)	Amounts in this row reflect letters of credit and guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

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

Other Additional Facilities. In addition to the credit, letters of credit and guarantee facilities provided under the Global Credit Facilities and the South African Facilities Agreement the Company and its subsidiaries utilize a number of financial institutions to provide it and its subsidiaries with additional credit, letters of credit and guarantee facilities. In some cases the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. In connection with these other additional facilities, in October 2013 the Company’s subsidiary in Japan entered into a Japanese Yen (JPY) 4,000,000 term loan agreement (the Japan Credit Facility) with Sumitomo Mitsui Banking Corporation (Sumitomo Bank). This Japan Credit Facility replaces the subsidiary’s prior facility with Sumitomo Bank. At October 31, 2013, the Company had $40,711 of indebtedness outstanding under the Japan Credit Facility, which amount is included in the column “Other Facilities” in the table above. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 1.2% and outstanding principal is due on October 21, 2014. The Company’s subsidiary may prepay the principal outstanding under the Japan Credit Facility upon 15 business days’ advance notice subject to terms of the agreement. The Company and certain of its subsidiaries have provided a guarantee of the obligations outstanding under the Japan Credit Facility.

Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities described above. The total of such bank borrowings was $2,017 and $1,129, respectively, at October 31, 2013 and January 31, 2013.

Long-term Borrowings. The following table presents information of the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes and other long-term borrowings as of October 31, 2013:

	2013 Series A Notes(1)	2013 Series B Notes(1)	Other Facilities	Total
Maturity date	February 1, 2022	February 1, 2020
Original principal	$150,000	$50,000
Interest rate per annum	4.35%	3.75%	3.83%

Balance at October 31, 2013:
Current portion of long-term borrowings	—	—	2,023	2,023
Long-term borrowings, excluding current portion	150,000	50,000	3,219	203,219

Total	$150,000	$50,000	$5,242	$205,242

(1)	In December 2013, the Company and the holders of the 2013 Notes entered into an amendment to the Note Purchase Agreement, amending, among other things the interest rate for the 2013 Notes. Effective November 1, 2013, and until such time as the Company, for two consecutive quarters, meets certain financial covenants, the interest rate per annum will be 4.60% and 4.00% for the 2013 Series A and B Notes, respectively. Pursuant to the December 2013 amendment, upon achieving such financial covenants for two consecutive quarters, the interest rate per annum will be reduced to 4.35% and 3.75% for the 2013 Series A and 2013 Series B Notes, respectively.

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

The Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and the Company’s other credit, letters of credit and guarantee facilities require the Company and, in certain cases some of the Company’s subsidiaries, to comply with financial and other affirmative and negative covenants. Such covenants include limitations on restricted payments, share repurchases, priority debt and other indebtedness, maximum consolidated total debt coverage and minimum debt service ratio requirements, and other restrictions and limitations. In September 2013, the Global Credit Facilities and the Note Purchase Agreement were amended, effective as of July 31, 2013, to among other things, amend the method of calculating certain financial covenants and add additional restrictions on the Company’s ability to pay dividends and make share repurchases. Specifically, such amendments, in addition to the restrictions and limitations in the original agreements, (i) prevent through April 2014 the Company from increasing the aggregate amount of its annual dividend above $6,900, and (ii) prohibit the Company from making share repurchases until such time as the Company, for two consecutive quarters, meets certain financial covenants. In December 2013, the Global Credit Facilities and the Note Purchase Agreement were further amended to, among other things, change the minimum debt service ratio covenant and the consolidated total debt coverage covenant to (i) 2.25 to 1.00 and 3.50 to 1.00, respectively, for the quarter ended October 31, 2013, (ii) 2.50 to 1.00 and 3.25 to 1.00, respectively, for the quarters ended January 31, 2014 and April 30, 2014, and (iii) 2.50 to 1.00 and 3.00 to 1.00, respectively, for each quarter ended thereafter.

These agreements and facilities also contain other limitations on the payment by us and/or by our various subsidiaries of dividends and distributions and the making of share repurchases. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. Furthermore, the Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and certain of the Company’s other credit facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the 2013 Note Purchase Agreement the right to declare a default if the Company or its subsidiaries default under other indebtedness in certain circumstances. Should the Company fail to comply with these covenants, the Company would be required to seek to amend the covenant or to seek a waiver of such non-compliance as it has done so in the past. If the Company is unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various facilities and the 2013 Note Purchase Agreement could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to the Company and its subsidiaries. As of October 31, 2013, the Company was in compliance with the amended covenants set forth in the Global Credit Facilities, the Japan Credit Facility, the South African Facilities Agreement and the 2013 Note Purchase Agreement.

NOTE 12. Uncertain Tax Positions

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. For the nine months ended October 31, 2013, the Company reduced the liability for uncertain tax positions by $1,738 related to the expiration of the statute of limitations and $3,180 related to settlements with taxing authorities. For the nine months ended October 31, 2012, the Company reduced its liability for uncertain tax positions $1,106 related to the expiration of the statute of limitations and $329 related to settlements with taxing authorities. For the three months ended October 31, 2013 and 2012, the Company accrued $218 and $203 of interest, excluding the impact of lapses and settlements, respectively. For the nine months ended October 31, 2013 and 2012, the Company accrued $657 and $615 of interest, excluding the impact of lapses and settlements, respectively. The total amount of unrecognized tax benefits that would favorably affect the Company’s effective tax rate if recognized was $3,922 and $8,296 as of October 31, 2013 and January 31, 2013, respectively. The total amount of interest accrued associated with the unrecognized tax benefits was $1,922 and $1,895 as of October 31, 2013 and January 31, 2013, respectively. Tax years 2008 through 2012 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of October 31, 2013 will decrease by up to $266 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2013 and January 31, 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurement at Reporting Date Using:
Balance at October 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$171,220	$171,220	$—	$—
Forward exchange contracts	241	—	241	—

Total	$171,461	$171,220	$241	$—

Liabilities:
Forward exchange contracts	$99	$—	$99	$—

Total	$99	$—	$99	$—

Balance at January 31, 2013
Assets:
Cash and cash equivalents	$237,276	$237,276	$—	$—
Forward exchange contracts	101	—	101	—

Total	$237,377	$237,276	$101	$—

Liabilities:
Forward exchange contracts	$79	$—	$79	$—

Total	$79	$—	$79	$—

Forward Exchange Contracts. The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

Fair Value Measurements on a Non-Recurring Basis. As of October 31, 2013, there were no non-recurring measurements of fair value.

NOTE 14. Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of October 31, 2013 and 2012:

	October 31,
	2013	2012
Euro	$4,919	$7,394
U.S. Dollars	29,054	39,190
British Pound Sterling	1,452	1,030
All others	1,955	1,744

Total	$37,380	$49,358

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets and liabilities are included in trade receivables and payables, respectively. The Company had the following balances for foreign currency derivative assets and liabilities at October 31, 2013 and January 31, 2013:

	October 31, 2013	January 31, 2013
Foreign currency derivative assets	$241	$101
Foreign currency derivative liabilities	$99	$79

Net gains and losses on foreign currency derivatives as of October 31, 2013 and 2012 are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Net gains	$267	$—	$142	$—
Net losses	$—	$103	$—	$16

NOTE 15. Severance and Other

Business Transformation Initiatives. Severance and other costs incurred by the Company related to its ongoing business transformation initiatives were not incurred pursuant to a formal plan of restructuring or termination as defined in ASC 420, Exit or Disposal Cost Obligations or ASC 715, Compensation – Retirement Benefits. Severance and other costs for the three and nine months ended October 31, 2013 and, to a lesser extent, 2012 were comprised of employee severance costs related to the Company’s ongoing business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a consistent organizational structure on a worldwide basis. The Company has not adopted a formal plan of restructuring or termination pursuant to ASC 420 or ASC 715.

Certain information regarding total employee severance and other costs by segment is summarized as follows:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Freight Forwarding	$6,083	$833	$8,512	$3,009
Contract Logistics and Distribution	7,004	6,547	8,313	7,656
Corporate	97	1,717	2,208	2,256

Total	$13,184	$9,097	$19,033	$12,921

In addition to employee severance, severance and other charges during the three months ended October 31, 2012 and the nine months ended October 31, 2012 included a charge for $5,213 in the Contract Logistics and Distribution segment related to an adverse legal judgment rendered in October 2012, which judgment related to a January 2006 warehouse fire in the Company’s operations in Sydney, Australia.

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

Forward-Looking Statements, Uncertainties and Other Factors

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain risks and uncertainties. These forward-looking statements are identified by the use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “projects,” “project,” “projected,” “projections,” “plans,” “planned,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” and other similar expressions which generally identify forward-looking statements and include all statements not of an historical fact. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying any forward-looking statements. Many important factors may cause the company’s results to differ materially from those discussed in any such forward-looking statements, including but not limited to volatility with respect to global trade, particularly as it relates to global airfreight, ocean freight and contract logistics and distribution markets; global economic, political and market conditions and unrest, including those in Africa (excluding North Africa), Asia Pacific and EMENA (which is comprised of Europe, Middle East and North Africa); risks associated with the company’s ongoing business transformation initiative (which initiative includes the implementation of our new freight forwarding operating system), including risks of unanticipated difficulties and delays and additional costs and expenses and that we might not achieve the costs savings we anticipate and the risk that we might incur in the future severance and other charges as a result of such initiative in addition to what we currently expect; changes in interest and foreign currency exchange rates; risks that we may be required to record impairment charges to our goodwill or additional increases to our valuation allowance on deferred tax assets; risks associated with the profitability of certain operations and changes in statutory tax rates worldwide, changes in the geographic composition of the company’s worldwide taxable income, changes in the company’s unrecognized tax positions, and the impact of audit settlements with local tax authorities; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the company to secure space on third party aircraft, ocean vessels and other modes of transportation; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of, the ongoing publicly announced governmental investigations into the international air freight and air cargo transportation industry and other related investigations and lawsuits; risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the company’s ability to retain clients; the financial condition of the company’s clients; the company’s ability to satisfy financial covenants in connection with its credit facilities and note purchase agreement in the future and its ability to obtain waivers with respect to the covenants if needed and/or otherwise amend, refinance, renew or replace its credit facilities, note purchase agreement and other indebtedness on commercially reasonable terms or at all; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the other risks and uncertainties described herein and in the company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the company’s control. Although UTi believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, UTi cannot assure any reader that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by UTi or any other person that UTi’s objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on UTi’s forward-looking statements. UTi undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Freight Forwarding Operating System. On September 1, 2013, we deployed our global freight forwarding operating system in the United States. As of that date, based on a variety of factors, including but not limited to operational acceptance testing and other operational milestones having been achieved, we considered it ready for its intended use. Amortization expense with respect to the system began effective September 2013, and accordingly, we recorded amortization expense related to the new application of approximately $3.3 million during the third quarter ended October 31, 2013. Going forward, we expect that we will incur additional amortization expense over a seven-year useful life for our global freight forwarding operating system, which we expect will be approximately $23.0 million per year, or $5.8 million per fiscal quarter.

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

Acquisitions. We did not complete any acquisitions during the three and nine months ended October 31, 2013 and 2012, respectively.

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

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the three and nine month periods ended October 31, 2013 compared to the three and nine month periods ended October 31, 2012. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2013, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, on file with the SEC. Our unaudited consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Three months ended October 31, 2013 compared to three months ended October 31, 2012

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended October 31, 2013 compared to the three months ended October 31, 2012:

Freight Forwarding

	Freight Forwarding Three months ended October 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$342,447	$344,757	$(2,310)	(1)%
Ocean freight forwarding	334,622	323,247	11,375	4
Customs brokerage	37,948	29,655	8,293	28
Other	63,429	68,290	(4,861)	(7)

Total revenues	778,446	765,949	12,497	2

Purchased transportation costs:
Airfreight forwarding	263,162	265,280	(2,118)	(1)
Ocean freight forwarding	279,388	271,604	7,784	3
Customs brokerage	7,317	1,375	5,942	432
Other	46,796	48,097	(1,301)	(3)

Total purchased transportations costs	596,663	586,356	10,307	2

Net revenues:
Airfreight forwarding	79,285	79,477	(192)	—
Ocean freight forwarding	55,234	51,643	3,591	7
Customs brokerage	30,631	28,280	2,351	8
Other	16,633	20,193	(3,560)	(18)

Total net revenues	181,783	179,593	2,190	1

Yields:
Airfreight forwarding	23.2%	23.1%
Ocean freight forwarding	16.5%	16.0%
Staff costs	108,985	102,476	6,509	6
Depreciation	4,269	3,858	411	11
Amortization of intangible assets	4,404	1,006	3,398	338
Severance and other	6,083	833	5,250	630
Other operating expenses	44,390	46,302	(1,912)	(4)

Operating income	$13,652	$25,118	$(11,465)	(46)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $2.3 million, or 1%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $0.7 million, compared to the corresponding prior year period. When the effects of foreign currency fluctuations are excluded from our results, a decrease in airfreight forwarding revenues of $29.0 million was attributable to a decline in our selling rates compared to the prior year comparable period, reflecting the continued weak airfreight environment compared to the same period in the prior year. Offsetting this decrease were increases of (i) $20.5 million attributable to a 9% increase of airfreight forwarding volumes (measured in terms of total kilograms) for the three months ended October 31, 2013, and (ii) $7.8 million attributable to increased fuel surcharges, compared to the corresponding prior year period. On a sequential basis, airfreight tonnage increased 2% for the third quarter of fiscal 2014 compared to the second quarter of fiscal 2014.

Airfreight forwarding net revenues were largely unchanged for the three months ended October 31, 2013 when compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues increased $0.7 million compared to the corresponding prior year period. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $0.7 million increase in airfreight forwarding net revenues when calculated on a basis which excludes the effects of foreign currency fluctuations was caused by an increase of $6.5 million attributable to the slight increase of airfreight forwarding volumes during the period mentioned above, which increase was partially offset by a $5.8 million decrease attributable to a decline in our selling rates which exceeded the corresponding decline in our carrier rates.

Airfreight yields for the three months ended October 31, 2013 were 23.2%, which was comparable to airfreight yields in the corresponding prior year period. On a sequential basis, airfreight yields of 23.2% for the third quarter of fiscal 2014 were 60 basis points higher when compared to airfreight yields of 22.6% for the second quarter of fiscal 2014.

Ocean Freight Forwarding. Ocean freight forwarding revenues increased $11.4 million, or 4%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $27.0 million, or 8%. When the effects of foreign currency fluctuations are excluded, an increase in ocean freight volumes generated a $33.8 million increase in ocean freight forwarding revenues, which increase was offset by a $6.8 million decrease attributable to lower selling rates caused in part by reduced carrier rates. Ocean freight volumes (which we measure in terms of TEUs) increased 11% during the three months ended October 31, 2013 compared to the corresponding prior year period. On a sequential basis, ocean freight TEUs increased 7% for the third quarter of fiscal 2014 compared to the second quarter of fiscal 2014.

Ocean freight forwarding net revenues increased $3.6 million, or 7%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues increased $4.1 million, or 8%. The $4.1 million increase in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by a $5.4 million increase attributable to increased ocean freight volumes, which increase was partially offset by a $1.3 million decrease attributable to a decline of our carrier rates which decreased slightly more than our selling rates. Ocean freight yields for the three months ended October 31, 2013 increased 50 basis points to 16.5% compared to 16.0% for the corresponding prior year period. On a sequential basis, ocean freight yields of 16.5% for the third quarter of fiscal 2014 were 20 basis points lower when compared to ocean freight yields of 16.7% for the second quarter of fiscal 2014.

Customs Brokerage and Other. Customs brokerage revenues increased $8.3 million, or 28%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $10.2 million, or 34% compared to the corresponding prior year period. The number of brokerage clearances increased 7% for the three months ended October 31, 2013 when compared to the corresponding prior year period. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $4.9 million, or 7%, for the three months ended October 31, 2013, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $1.7 million, or 2% compared to the corresponding prior year period.

Customs brokerage net revenues increased $2.4 million, or 8%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $4.4 million, or 16% compared to the corresponding prior year period. Other freight forwarding related net revenues decreased $3.6 million, or 18%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding net revenues decreased $3.0 million, or 15% compared to the corresponding prior year period.

Staff Costs. Staff costs in our Freight Forwarding segment increased $6.5 million, or 6%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment increased $8.4 million, or 8%. As a percentage of our Freight Forwarding segment revenues, staff costs were 14% for the three months ended October 31, 2013 compared to 13% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes. The number of airfreight and ocean freight shipments increased 1%, and 9%, respectively, for the three months ended October 31, 2013 compared to the corresponding prior year period.

Severance and Other. During the three months ended October 31, 2013 and 2012, we incurred severance and other costs in the Freight Forwarding segment of approximately $6.1 million and $0.8 million, respectively, comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing and implementing our new global freight forwarding operating system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), we expect to incur additional severance costs related to these transformation activities of approximately $6.0 million to $8.0 million across both business segments in the aggregate during the fourth quarter of fiscal 2014 and approximately $15.0 million to $20.0 million across both business segments in the aggregate for the fiscal year ending January 31, 2015.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment decreased $1.9 million, or 4%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses decreased $0.7 million, or 1%.

Contract Logistics and Distribution

	Contract Logistics and Distribution Three months ended October 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Contract logistics	$190,699	$203,347	$(12,648)	(6)%
Distribution	157,301	152,767	4,534	3
Other	27,960	34,616	(6,656)	(19)

Total revenues	375,960	390,730	(14,770)	(4)

Purchased transportation costs:
Contract logistics	44,858	53,445	(8,587)	(16)
Distribution	110,096	104,833	5,263	5
Other	9,296	8,443	853	10

Total purchased transportations costs	164,250	166,721	(2,471)	(1)

Staff costs	103,582	109,166	(5,584)	(5)
Depreciation	7,994	7,463	531	7
Amortization of intangible assets	1,205	1,428	(223)	(16)
Severance and other	7,004	6,547	457	7
Other operating expenses	79,485	86,321	(6,836)	(8)

Operating income	$12,440	$13,084	$(644)	(5)%

Contract Logistics. Contract logistics revenues decreased $12.6 million, or 6%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues decreased $7.0 million, or 3% compared to the corresponding prior year period. On a year over year basis, we experienced slightly lower volumes from existing business and were negatively impacted by a weaker South African rand, compared to the U.S. dollar in the three months ended October 31, 2013, when compared to the corresponding prior year period.

Contract logistics purchased transportation costs decreased $8.6 million, or 16%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics purchased transportation costs decreased $8.0 million, or 15% compared to the corresponding prior year period. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities decreased slightly during the three months ended October 31, 2013 when compared to the corresponding prior year period, resulting in a decrease in materials sourcing costs of $8.3 million. Excluding foreign currency fluctuations and materials sourcing costs, contract logistics purchased transportation costs increased $0.3 million for the three months ended October 31, 2013, compared to the corresponding prior year period.

Distribution. Distribution revenues increased $4.5 million, or 3%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $11.7 million, or 8%. Distribution purchased transportation costs increased $5.3 million, or 5%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $7.8 million, or 7%, primarily due to the increased client volumes within our distribution businesses in our Africa and Americas regions. When the effects of foreign currency fluctuations are excluded, the increase of both revenues and distribution purchased transportation costs were primarily due to increased client volumes in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $6.7 million, or 19%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $3.7 million, or 11% compared to the corresponding prior year period. Other purchased transportation costs were similar when compared to the corresponding prior year period.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $5.6 million, or 5%, for the three months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment decreased $0.9 million, or less than 1% compared to the corresponding prior year period.

Severance and Other. During the three months ended October 31, 2013, and 2012, we incurred severance and other costs of $7.0 million and $6.5 million, respectively, in our Contract Logistics and Distribution segment. The severance and other charges for the three months ended October 31, 2013 were comprised primarily of severance charges related to our ongoing business transformation initiatives, which include redefining business processes and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), we expect to incur additional severance costs related to these transformation activities of approximately $6.0 million to $8.0 million across both business segments in the aggregate during the fourth quarter of fiscal 2014 and approximately $15.0 million to $20.0 million across both business segments in the aggregate for the fiscal year ending January 31, 2015.

The severance and other charges for the three months ended October 31, 2012 were comprised primarily of a $5.2 million charge relating to an adverse legal judgment rendered in October 2012, which judgment related to a January 2006 warehouse fire in our operations in Sydney, Australia.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment decreased $6.8 million, or 8%, for the three months ended October 31, 2013, compared to the corresponding period year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment decreased $0.8 million, or less than 1%.

Corporate

Staff Costs and Other Operating Expense. Staff costs at corporate were $8.5 million for the three months ended October 31, 2013, compared to $7.4 million for the corresponding prior year period. Other operating expenses at corporate were $8.8 million for the three months ended October 31, 2013, compared to $4.9 million for the corresponding prior year period. The increases in staff costs and other operating expenses were primarily attributable to expenses related to our ongoing business transformation. Severance and other costs at corporate were $0.1 million for the three months ended October 31, 2013, caused primarily by organizational changes made during the period.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $200.0 million of principle amount was outstanding as of October 31, 2013, and our capital lease obligations. Interest income decreased $1.7 million, or 34%, and interest expense increased $1.0 million, or 15%, for the three months ended October 31, 2013 compared to the corresponding prior year period, primarily due to an increased level of average indebtedness outstanding throughout the quarter. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our provision for income taxes for the three months ended October 31, 2013 was $9.3 million, which was an increase in absolute dollars of $2.0 million from the corresponding prior year period. Our effective income tax rate for the three months ended October 31, 2013 of 460.1% reflected an adverse impact of valuation allowances. By comparison, our effective income tax rate for the three months ended October 31, 2012 was 36.4%.

The change in provision for income taxes in the three months ended October 31, 2013 relative to the corresponding prior year period was primarily attributable to additional valuation allowances of $2.8 million, which was partially offset by a net decrease in uncertain tax positions of $0.8 million. We currently expect that our effective tax rate for fiscal 2014 will be approximately 322% which higher than normal effective tax rate will be caused in part by the adverse impact of valuation allowances which we expect to continue for the next several fiscal quarters. Our actual effective tax rate for fiscal 2014, however, will depend on a number of factors including the geographic composition of our worldwide taxable income.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $1.8 million for the three months ended October 31, 2013, compared to $2.3 million for the corresponding prior year period.

Nine months ended October 31, 2013 compared to nine months ended October 31, 2012

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012:

Freight Forwarding

	Freight Forwarding Nine months ended October 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$1,021,396	$1,096,291	$(74,895)	(7)%
Ocean freight forwarding	957,087	960,369	(3,282)	—
Customs brokerage	100,074	88,335	11,739	13
Other	188,208	200,251	(12,043)	(6)

Total revenues	2,266,765	2,345,246	(78,481)	(3)

Purchased transportation costs:
Airfreight forwarding	788,560	853,786	(65,226)	(8)
Ocean freight forwarding	801,711	806,835	(5,124)	(1)
Customs brokerage	12,691	4,154	8,537	206
Other	129,038	137,835	(8,797)	(6)

Total purchased transportations costs	1,732,000	1,802,610	(70,610)	(4)

Net revenues:
Airfreight forwarding	232,836	242,505	(9,669)	(4)
Ocean freight forwarding	155,376	153,534	1,842	1
Customs brokerage	87,383	84,181	3,202	4
Other	59,170	62,416	(3,246)	(5)

Total net revenues	534,765	542,636	(7,871)	(1)

Yields:
Airfreight forwarding	22.8%	22.1%
Ocean freight forwarding	16.2%	16.0%
Staff costs	322,856	316,510	6,346	2
Depreciation	12,491	12,108	383	3
Amortization of intangible assets	6,645	3,077	3,568	116
Severance and other	8,512	3,009	5,503	183
Other operating expenses	136,969	137,327	(358)	—

Operating income	$47,292	$70,605	$(23,312)	(33)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $74.9 million, or 7%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $68.0 million, or 6%, compared to the corresponding prior year period. Airfreight conditions continued to remain weak throughout the first nine months of fiscal 2014. Additionally, our results for airfreight and our other products and segments for the nine months ended October 31, 2013, were negatively impacted by a weaker South African rand, compared to the U.S. dollar, when compared to the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, a decrease in airfreight forwarding revenues of $86.8 million was attributable to a decline of our selling rates which was caused in part by lower carrier rates incurred by us. This decrease was offset by (i) an increase of $17.1 million attributable to an increase of airfreight forwarding volumes (or 2% of the nine months ended October 31, 2013 compared to the corresponding prior year period) and (ii) an increase of $1.7 million attributable to increased surcharges.

Airfreight forwarding net revenues decreased $9.7 million, or 4%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $6.6 million, or 3% compared to the corresponding prior year period. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $6.6 million decline in airfreight forwarding net revenues when calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a $11.9 million decrease attributable to a decline both in our selling rates and carrier rates, which decrease was partially offset by (ii) a $5.3 million decrease attributable to an increase of airfreight forwarding volumes.

Airfreight yields for the nine months ended October 31, 2013 increased approximately 70 basis points to 22.8% compared to 22.1% for the corresponding prior year period, in part reflecting lower base rates, as both our selling and carrier rates declined, therefore, impacting computed yields.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $3.3 million, or less than 1%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $37.7 million, or 4% compared to the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, an increase in ocean freight volumes generated a $62.0 million increase in ocean freight forwarding revenues; which increase was partially offset by a $24.3 million decrease attributable to lower selling rates caused in part by reduced carrier rates. Ocean freight volumes increased 7% during the nine months ended October 31, 2013 compared to the corresponding prior year period.

Ocean freight forwarding net revenues increased $1.8 million, or 1%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues increased $4.4 million, or 3% compared to the corresponding prior year period. The $4.4 million increase in ocean freight forwarding net revenues, calculated on a basis which excludes the effects of foreign currency fluctuations, was caused by a $9.8 million increase attributable to increased ocean freight volumes, which increase was partially offset by a $5.4 million decrease attributable to a decline of our selling rates combined with a decrease of our carrier rates. Ocean freight yields for the nine months ended October 31, 2013, increased 20 basis points to 16.2% compared to 16.0% for the corresponding prior year period.

Customs Brokerage and Other. Customs brokerage revenues increased $11.7 million, or 13%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $16.8 million, or 19% compared to the corresponding prior year period. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $12.0 million, or 6%, for the nine months ended October 31, 2013, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $3.4 million, or 2% compared to the corresponding prior year period.

Customs brokerage net revenues increased $3.2 million, or 4%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $8.4 million, or 10% compared to the corresponding prior year period. Other freight forwarding related net revenues decreased $3.2 million, or 5%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding net revenues decreased $1.6 million, or 2% compared to the corresponding prior year period.

Staff Costs. Staff costs in our Freight Forwarding segment increased $6.3 million, or 2%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment increased $12.7 million, or 4%. As a percentage of our Freight Forwarding segment revenues, staff costs were 14% for the nine months ended October 31, 2013 compared to 13% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes. The number of airfreight shipments declined 1% for the nine months ended October 31, 2013 compared to the corresponding prior year period, which decline was offset by a 4% increase in the number of ocean freight shipments during the same period.

Severance and Other. During the nine months ended October 31, 2013 and 2012, we incurred severance and other costs in the Freight Forwarding segment of approximately $8.5 million and $3.0 million, respectively, comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing and implementing our new global freight forwarding operating system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), we expect to incur additional severance costs related to these transformation activities of approximately $6.0 million to $8.0 million across both business segments in the aggregate during the fourth quarter of fiscal 2014 and approximately $15.0 million to $20.0 million across both business segments in the aggregate for the fiscal year ending January 31, 2015.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment decreased $0.4 million, or less than 1%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $2.7 million, or 2%.

Contract Logistics and Distribution

	Contract Logistics and Distribution Nine months ended October 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Contract logistics	$557,758	$608,818	$(51,060)	(8)%
Distribution	450,257	448,169	2,088	—
Other	89,697	106,033	(16,336)	(15)

Total revenues	1,097,712	1,163,020	(65,308)	(6)

Purchased transportation costs:
Contract logistics	135,272	157,798	(22,526)	(14)
Distribution	314,308	304,065	10,243	3
Other	28,021	28,353	(332)	(1)

Total purchased transportations costs	477,601	490,216	(12,615)	(3)

Staff costs	314,999	333,858	(18,859)	(6)
Depreciation	23,356	20,863	2,493	12
Amortization of intangible assets	3,648	4,679	(1,031)	(22)
Severance and other	8,313	7,656	657	9
Other operating expenses	237,205	252,356	(15,151)	(6)

Operating income	$32,590	$53,392	$(20,802)	(39)%

Contract Logistics. Contract logistics revenues decreased $51.1 million, or 8%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues decreased $33.8 million, or 6% compared to the corresponding prior year period. On a year over year basis, we experienced lower volumes from existing business and we were negatively impacted by the prior loss of certain high-margin accounts. In addition, our contract logistics revenues were negatively impacted by a weaker South African rand compared to the U.S. dollar, when compared to the corresponding prior year period.

Contract logistics purchased transportation costs decreased $22.5 million, or 14%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics purchased transportation costs decreased $20.6 million, or 13%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities decreased during the nine months ended October 31, 2013 when compared to the corresponding prior year period, resulting in a decrease in materials sourcing costs of $19.7 million. Excluding foreign currency fluctuations and materials sourcing costs, contract logistics purchased transportation costs declined $0.9 million for the nine months ended October 31, 2013, compared to the corresponding prior year period.

Distribution. Distribution revenues increased $2.1 million, or less than 1%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $21.5 million, or 5% compared to the corresponding prior year period. Distribution purchased transportation costs increased $10.2 million, or 3%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $17.2 million, or 6%, primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions. When the effects of foreign currency fluctuations are excluded, the increase in revenues and distribution purchased transportation costs was primarily due to increased client volumes in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $16.3 million, or 15%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $7.0 million, or 7% compared to the corresponding prior year period. Other purchased transportation costs decreased $0.3 million, or less than 1%, for the nine months ended October 31, 2013, compared to the corresponding prior year period.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $18.9 million, or 6%, for the nine months ended October 31, 2013, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment decreased $4.3 million, or 1% compared to the corresponding prior year period. The decrease was partially the result of facilities exited between comparable periods.

Severance and Other. During the nine months ended October 31, 2013, and 2012, we incurred severance and other costs of $8.3 million and $7.7 million, respectively, in our Contract Logistics and Distribution segment. The severance and other charges for the nine months ended October 31, 2013 were comprised primarily of severance charges related to our ongoing business transformation initiatives, which include redefining business processes and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), we expect to incur additional severance costs related to these transformation activities of approximately $6.0 million to $8.0 million across both business segments in the aggregate during the fourth quarter of fiscal 2014 and approximately $15.0 million to $20.0 million across both business segments in the aggregate for the fiscal year ending January 31, 2015.

The severance and other charges for the nine months ended October 31, 2012 were comprised primarily of a $5.2 million charge relating to an adverse legal judgment rendered in October 2012, which judgment related to a January 2006 warehouse fire in our operations in Sydney, Australia.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment decreased $15.2 million, or 6%, for the nine months ended October 31, 2013, compared to the corresponding period year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment increased $2.2 million, or 1%.

Corporate

Staff Costs and Other Operating Expenses. Staff costs at corporate were $27.7 million for the nine months ended October 31, 2013, compared to $25.2 million for the corresponding prior year period. Other operating expenses at corporate were $23.8 million for the nine months ended October 31, 2013, compared to $13.7 million for the corresponding prior year period. The increases in staff costs and other operating expenses were primarily attributable to expenses related to our ongoing business transformation. Severance and other costs at corporate were $2.2 million for the nine months ended October 31, 2013, caused primarily by organizational changes made during the period.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $200.0 million of principle was outstanding as of October 31, 2013, and our capital lease obligations. Interest income increased $0.7 million, or 6%, and interest expense increased $4.9 million, or 25%, for the nine months ended October 31, 2013 compared to the corresponding prior year period, primarily due to an increased level of average indebtedness outstanding throughout the period. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our provision for income taxes for the nine months ended October 31, 2013 was $30.1 million, which was an increase in absolute dollars of $6.2 million from the corresponding prior year period. Our effective income tax rate for the nine months ended October 31, 2013 of 358.7% reflected an adverse impact of valuation allowances recorded during the first nine months of the year, combined with lower pre-tax income across various jurisdictions. By comparison, our effective income tax rate for the nine months ended October 31, 2012 was 33.6%.

The change in provision for income taxes in the nine months ended October 31, 2013 relative to the corresponding prior year period of fiscal 2013 was impacted by higher net changes in valuation allowances recorded in certain jurisdictions which increased our current year provision year over year by approximately $15.7 million, (including a discrete item of $6.1 million), partially offset by (i) lower income in the current period across various jurisdictions which decreased the provision by $8.6 million, and (ii) higher net changes in uncertain tax positions across various jurisdictions which decreased our provision by $0.9 million. We currently expect that our effective tax rate for fiscal 2014 will be approximately 322% which higher than our normal effective tax rates will be caused in part by the adverse impact of valuation allowances which we expect will continue for the next several fiscal quarters. Our actual effective tax rate for fiscal 2014, however, will depend on a number of factors, including the geographic composition of our worldwide taxable income.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $4.3 million for the nine months ended October 31, 2013, compared to $5.0 million for the corresponding prior year period.

The following tables show the revenues and net revenues attributable to our geographic regions:

	Three months ended October 31,
	2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$220,317	$58,031	$278,348	$214,715	$55,467	$270,182
Americas	164,113	206,693	370,806	189,119	213,631	402,750
Asia Pacific	262,281	22,567	284,848	244,911	18,928	263,839
Africa	131,735	88,669	220,404	117,204	102,704	219,908

Total	$778,446	$375,960	$1,154,406	$765,949	$390,730	$1,156,679

	Nine months ended October 31,
	2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$648,940	$167,898	$816,838	$695,566	$178,503	$874,069
Americas	519,652	600,134	1,119,786	570,992	615,362	1,186,354
Asia Pacific	745,549	61,413	806,962	729,538	54,436	783,974
Africa	352,624	268,267	620,891	349,150	314,719	663,869

Total	$2,266,765	$1,097,712	$3,364,477	$2,345,246	$1,163,020	$3,508,266

	Three months ended October 31,
	2013			2012
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$57,698	$33,883	$91,581	$57,300	$31,818	$89,118
Americas	47,938	90,803	138,741	46,239	95,605	141,844
Asia Pacific	50,957	15,791	66,748	47,350	12,564	59,914
Africa	25,190	71,233	96,423	28,704	84,022	112,726

Total	$181,783	$211,710	$393,493	$179,593	$224,009	$403,602

	Nine months ended October 31,
	2013			2012
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$174,721	$98,641	$273,362	$176,485	$103,495	$279,980
Americas	140,404	264,668	405,072	141,270	274,479	415,749
Asia Pacific	146,528	41,272	187,800	143,086	35,718	178,804
Africa	73,112	215,530	288,642	81,795	259,112	340,907

Total	$534,765	$620,111	$1,154,876	$542,636	$672,804	$1,215,440

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Revenues:
Airfreight forwarding	$342,447	$344,757	$1,021,396	$1,096,291
Ocean freight forwarding	334,622	323,247	957,087	960,369
Customs brokerage	37,948	29,655	100,074	88,335
Contract logistics	190,699	203,347	557,758	608,818
Distribution	157,301	152,767	450,257	448,169
Other	91,389	102,906	277,905	306,284

Total	$1,154,406	$1,156,679	$3,364,477	$3,508,266

Purchased transportation costs:
Airfreight forwarding	$263,162	$265,280	$788,560	$853,786
Ocean freight forwarding	279,388	271,604	801,711	806,835
Customs brokerage	7,317	1,375	12,691	4,154
Contract logistics	44,858	53,445	135,272	157,798
Distribution	110,096	104,833	314,308	304,065
Other	56,092	56,540	157,059	166,188

Total	$760,913	$753,077	$2,209,601	$2,292,826

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Revenues:
Airfreight forwarding	30%	31%	30%	32%
Ocean freight forwarding	29	28	28	27
Customs brokerage	3	3	3	3
Contract logistics	17	18	17	18
Distribution	14	13	13	13
Other	7	7	9	7

Total revenues	100	100	100	100
Purchased transportation costs:
Airfreight forwarding	23	23	23	25
Ocean freight forwarding	24	23	24	23
Customs brokerage	1	*	*	*
Contract logistics	4	5	4	5
Distribution	10	9	9	10
Other	5	4	5	2

Total purchased transportation costs	67	64	65	65
Staff costs	19	19	20	20
Depreciation	1	1	1	1
Amortization of intangible assets	*	*	*	*
Severance and other	1	1	1	*
Other operating expenses	11	12	12	11

Total operating expenses	99	97	99	97
Operating income	1	3	1	3
Interest income	*	*	*	*
Interest expense	(1)	(1)	(1)	(1)
Other (expense)/income, net	*	*	*	*

Pretax income	*	2	*	2
Provision for income taxes	1	1	1	1

Net (loss)/income	(1)	1	(1)	1
Net income attributable to non-controlling interests	*	*	*	*

Net (loss)/income attributable to UTi Worldwide Inc.	(1)%	1%	(1)%	1%

*	Less than one percent.

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

Client agreements involving cash. Additionally, we have entered into agreements with certain distribution clients specifying the use of designated cash accounts for receivables collections from their respective ultimate end clients. Although we are required under these contracts to use such accounts for cash activity related to these clients, we have access and control over such balances in the normal course of our operations. Balances in such accounts totaled approximately $32.6 million and $27.6 million at October 31, 2013 and January 31, 2013, respectively, and are included in cash and cash equivalents in the accompanying consolidated balance sheets.

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

As of October 31, 2013, our cash and cash equivalents totaled $171.2 million, representing a decrease of $66.1 million from January 31, 2013. There was a decrease from net cash provided by our operating, investing and financing activities of $55.2 million. There was also a decrease of $10.8 million related to the effect of foreign exchange rate changes on our cash balances when compared to our position at January 31, 2013.

Cash Used in Operating Activities. During the first nine months of fiscal 2014, net cash used in operating activities was $68.9 million, compared to net loss of $21.7 million. During the corresponding prior year period, net cash used in operating activities was $57.5 million, compared to net income of $47.3 million.

During the first nine months of fiscal 2014, we used approximately $68.9 million in net cash from operating activities. This resulted from usages from (i) a net loss of $21.7 million and (ii) an increase in trade receivables and other current assets of $232.4 million. These usages were offset by (i) depreciation and amortization of intangible assets totaling $51.0 million, (ii) provision for doubtful accounts of $4.2 million, (iii) an increase in trade payables and other current liabilities of $89.5 million, (iv) deferred income taxes of $7.1 million, (v) proceeds on sale of trade receivables $20.2 million and (vi) increases in other items totaling $13.1 million.

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

During the first nine months of fiscal 2014, advances for customs duties and taxes were approximately $3,150.1 million, compared to approximately $3,106.4 million for the corresponding prior year period. Excluding the effects of foreign currency fluctuations, advances for customs duties and taxes increased $260.1 million for the first nine months of fiscal 2014 compared to the corresponding prior year period. Timing differences with respect to these advances and subsequent collection activity related to customs duties and taxes had a relatively unfavorable impact on our net cash generated from operating activities in the third quarter of fiscal 2014, compared to the corresponding prior year period, when such cash flows are compared to net income.

In October 2013, we entered into a purchase agreement with a third party to sell certain of our trade receivables. Under the facility, no more than $75.0 million of sold receivables can be outstanding at any one time and we act as the servicing agent for the collection of the sold receivables. Sales of the trade receivables qualify as true sales in accordance with ASC 860, Transfers and Servicing, and accordingly, the trade receivables are derecognized from the Consolidated Balance Sheets upon sale. We intend to use the facility as an alternative source of short term funding.

For the third quarter of fiscal 2014, the aggregate amount that we received for the trade receivables sold under this facility was $20.2 million. As of October 31, 2013, substantially all of the trade receivables sold under this facility were uncollected. Sales under the facility are recorded as cash provided by operating activities in the Consolidated Statements of Cash Flows.

Cash Used in Investing Activities. Cash used in investing activities for the first nine months of fiscal 2014 and 2013 was $63.7 million and $56.0 million, respectively. Cash used for the acquisition of property, plant and equipment during the third quarter of fiscal 2014 was approximately $36.5 million, consisting primarily of computer hardware and furniture, replacement vehicles, fixtures and equipment. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. Additionally, we used cash related to development activities with respect to our ongoing business transformation initiatives, including the development of our next generation freight forwarding system. During the first nine months of fiscal 2014, we used $27.5 million of cash in purchases of software and other intangible assets relating to these business transformation initiatives, which was comparable to the corresponding prior year period. Inclusive of technology upgrades and business transformation initiatives, including expenditures we incurred in the first nine months of fiscal 2014, we currently expect to expend an aggregate of approximately $80.0 million for capital expenditures for fiscal 2014.

Cash Provided by Financing Activities. Our financing activities during the first nine months of fiscal 2014 provided $77.4 million of cash, including (i) proceeds from bank lines of credit of $307.8 million, (ii) an increase in short-term credit facilities of $23.2 million and (iii) net proceeds from the issuance of ordinary shares of $3.3 million, offset by (i) net repayments of bank lines of credit and long term borrowings, totaling $237.5 million, (ii) repayments of capital lease obligations totaling $10.2 million (iii) dividends paid $6.3 million and (iv) other net usages of cash of $2.9 million.

Pharma Property Agreements. We previously entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. We lease the facility pursuant to a lease agreement which provides for an initial 10 year term which ends in fiscal 2023, and we have the option to extend the initial term for up to two successive 10 year terms. We also have a right of first refusal to purchase the property should the owner thereof seek to sell the property to a third party. As of October 31, 2013, liabilities outstanding of $56.2 million, including $1.7 million in current portion, are included in capital lease obligations pursuant to this lease arrangement.

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

The following table presents information about the facility limits, aggregate amount of borrowings outstanding as well as availability for borrowings under various bank lines, letters of credit and other credit facilities as of October 31, 2013 (in thousands):

	2011 Royal Bank of Scotland N.V. (RBS) Facility	2011 Nedbank Facility(1)	2011 Bank of the West Facility(2)	German Credit Facility(3)	2009 Nedbank South African Facilities(4)	Other Facilities(5)	Total
Maturity date	June 24, 2014	June 24, 2016	June 24, 2014	January 31, 2014	July 9, 2016	Various
Credit facility limit	$50,000	$75,000	$50,000	$52,270	$53,068	$192,107	$472,445

Facility usage for cash withdrawals	1,044	37	34,000	43,813	—	96,071	174,965
Letters of credit and guarantees outstanding(6)	25,572	7,839	—	83	24,829	71,856	130,179

Total facility/usage	$26,616	$7,876	$34,000	$43,896	$24,829	$167,927	$305,144

Available, unused capacity	$23,384	$67,124	$16,000	$8,374	$28,239	$24,180	$167,301
Available for cash withdrawals	$—	$34,964	$16,000	$8,374	$30,324	$18,640	$108,302

(1)	This facility with Nedbank Limited acting through its London Branch (the 2011 Nedbank Facility) matures on June 24, 2016 for letter of credit items and no sooner than June 24, 2014 for cash draw items. This facility was amended in December 2013 to provide for a $20,000 committed standby letter of credit facility and a $55,000 cash draw facility. This facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate.

(2)	This facility with Bank of the West (the 2011 Bank of the West Facility) provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. This facility bears interest at the Company’s choice of either (a)one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate, or (iii) 1% above the one-month LIBOR rate.
(3)	On January 25, 2013, UTi Deutschland GmbH, a subsidiary of UTi Worldwide Inc., entered into an Agreement Relating to Credit Facility with Commerzbank Aktiengesellschaft (German Credit Facility). The German Credit Facility bears interest at the Euro OverNight Index Average rate plus 1.7% and provides for both cash draws and guarantees.
(4)	The amounts in this column reflect the Company’s South African rand (ZAR) 525,000 revolving credit facility, with Nedbank Limited, acting through its Corporate Banking Division (the South African Facilities Agreement). The revolving facility is comprised of a ZAR 300,000 working capital facility and a ZAR 225,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of the South African Facilities Agreement, and which are included under capital lease obligations on the Company’s consolidated balance sheet. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $65,142 and $84,191 as of October 31, 2013 and January 31, 2013, respectively.
(5)	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries. The largest of these other additional facilities is the term loan the Company’s subsidiary in Japan has with Sumitomo Mitsui Banking Corporation.
(6)	Amounts in this row reflect letters of credit and guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

We refer to the 2011 Nedbank Facility, the 2011 RBS Facility, the 2011 Bank of the West Facility and the 2013 German Credit Facility, collectively, as the Global Credit Facilities. Pursuant to the terms of the Global Credit Facilities, we are charged fees relating to, among other things, the issuance of letters of credit and the amount of outstanding borrowings, as well as the unused portions of these facilities, all at the rates specified in the applicable agreement. Borrowings under the Global Credit Facilities are guaranteed by UTi Worldwide Inc. and certain of its subsidiaries.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of October 31, 2013 the value of these contingent liabilities was $27.7 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $5.2 million were included in bank lines of credit on our balance sheet at October 31, 2013.

Other Additional Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the Global Credit Facilities and the South African Facilities Agreement, we utilize a number of financial institutions to provide us and our subsidiaries with additional letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. In connection with these other additional facilities, in October 2013 our subsidiary in Japan entered into a Japanese Yen (JPY) 4,000.0 million term loan agreement (the Japan Credit Facility) with Sumitomo Mitsui Banking Corporation (Sumitomo Bank). The Japan Credit Facility replaces the subsidiary’s prior facility with Sumitomo Bank. At October 31, 2013, we had $40.7 million of indebtedness outstanding under the Japan Credit Facility, which amount is included in the column “Other Facilities” in the table above. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 1.2% and has a maturity date of October 21, 2014. We may prepay the principal outstanding under the Japan Credit Facility upon 15 business days advance notice, subject to terms of the agreement. The company and certain of its subsidiaries have provided a guarantee of the obligations outstanding under the Japan Credit Facility.

The maximum and average borrowings against all of our bank lines of credit during the first nine months of fiscal 2014 were $319.4 million and $240.7 million, respectively. The maximum and average borrowings against all of our bank lines of credit during the first nine months of fiscal 2013 were $172.0 million and $147.8 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements, due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities described above. The total of such borrowings at October 31, 2013 and January 31, 2013 was $2.0 million and $1.1 million, respectively.

Long-term Borrowings. The following table presents information about our indebtedness pursuant to our outstanding senior unsecured guaranteed notes and other long-term borrowings as of October 31, 2013 (in thousands):

	2013 Series A Notes(1)	2013 Series B Notes(1)	Other Facilities	Total
Maturity date	February 1, 2022	February 1, 2020
Original principal	$150,000	$50,000
Interest rate per annum	4.35%	3.75%	3.83%

Balance at October 31, 2013:
Current portion of long-term borrowings	—	—	2,023	2,023
Long-term borrowings, excluding current portion	150,000	50,000	3,219	203,219

Total	$150,000	$50,000	$5,242	$205,242

(1)	In December 2013, the company and the holders of the 2013 Notes entered into an amendment to the Note Purchase Agreement, amending, among other things the interest rate for the 2013 Notes. Effective November 1, 2013, and until such time as the company, for two consecutive quarters, meets certain financial covenants, the interest rate per annum will be 4.60% and 4.00% for the 2013 Series A and B Notes, respectively. Pursuant to the December 2013 amendment, upon achieving such financial covenants for two consecutive quarters, the interest rate per annum will be reduced to 4.35% and 3.75% for the 2013 Series A and 2013 Series B Notes, respectively.

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

The Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and our other credit, letters of credit and guarantee facilities require us and, in certain cases some of our subsidiaries, to comply with financial and other affirmative and negative covenants. Such covenants include limitations on restricted payments, maintaining a minimum debt service ratio, limitations on priority debt and other indebtedness, maximum total debt coverage requirements, share repurchases and other restrictions and limitations. In September 2013, the Global Credit Facilities and the Note Purchase Agreement were amended, effective as of July 31, 2013, to among other things, amend the method of calculating certain financial covenants and add additional restrictions on the our ability to pay dividends and make share repurchases. Specifically, such amendments, in addition to the restrictions and limitations in the original agreements, we are prohibited (i) through April 2014 from increasing the aggregate amount of our annual dividend above $6.9 million, and (ii) from making share repurchases until such time as we meet, for two consecutive quarters, certain financial covenants. In December 2013, the Global Credit Facilities and the Note Purchase Agreement were further amended to, among other things, change the minimum debt service ratio covenant and the consolidated total debt coverage covenant to (i) 2.25 to 1.00 and 3.50 to 1.00, respectively, for the quarter ended October 31, 2013, (ii) 2.50 to 1.00 and 3.25 to 1.00, respectively, for the quarters ended January 31, 2014 and April 30, 2014, and (iii) 2.50 to 1.00 and 3.00 to 1.00, respectively, for each quarter ended thereafter.

These agreements and facilities also contain other limitations on the payment by us and/or by our various subsidiaries of dividends, distributions and share repurchases. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. Furthermore, the Global Credit Facilities, the South African Facilities Agreement, the 2013 Note Purchase Agreement and certain of our other credit facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities and the note holders under the 2013 Note Purchase Agreement the right to declare a default if we default under other indebtedness in certain circumstances. Should we fail to comply with these covenants, we would be required to seek to amend the covenants or to seek a waiver of such non-compliance as we have done in the past. If we are unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various facilities and the 2013 Note Purchase Agreement could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to us. As of October 31, 2013, we were in compliance with the amended covenants set forth in the Global Credit Facilities, the South African Facilities Agreement and the 2013 Note Purchase Agreement. For a description of the most recent amendments to the Global Credit Facilities, and the 2013 Note Purchase Agreement, see “Part II, Item 5. Other Information” of this Form 10-Q.

Off-Balance Sheet Arrangements

Other than operating leases, we have no material off-balance sheet arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. There have been no significant changes in our critical accounting estimates during the first nine months of fiscal 2014.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2014, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for our Americas Contract Logistics reporting unit, the fair value of the reporting unit assets exceeded the carrying values by approximately 9%. Due to the narrow margin of passing the Step 1 goodwill impairment testing conducted in second quarter of fiscal 2014, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in fiscal 2014 or in future years, particularly with respect to this reporting unit. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions. As of October 31, 2013, the goodwill carrying value for the Americas Contract Logistics reporting unit was $41.6 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2013, there had been no material changes to our exposure to market risks since January 31, 2013, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 on file with the SEC. For a discussion of our market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of October 31, 2013. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of October 31, 2013.

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

We have initiated a multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning (ERP) software and have begun a process to expand and upgrade our financial systems. Additionally, we have begun the process to migrate certain financial processes to centralized locations. During the third quarter of our fiscal 2014, the planned implementation of these processes began to affect the processes that constitute our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Industry-Wide Anti-Trust Investigation. On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $4.2 million at October 31, 2013) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court.

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

In May 2012, the Competition Commission of Singapore informed us that it was contemplating an administrative investigation into possible alleged cartel activity in the international freight forwarding market. In January 2013, we provided information and documents related to the air Automated Manifest System (AMS) fee in response to a notice we received in November 2012 from the Competition Commission of Singapore requesting the information and indicating that the commission suspected that we engaged in alleged anti-competitive behavior relating to freight forwarding services to and from Singapore. In September 2013, we received a follow-up request for information and provided such information in November 2013.

From time to time we may receive additional requests for information, documents and interviews from various governmental agencies with respect to these investigations, and we have provided, and may continue to provide in the future, further responses as a result of such requests.

We (along with numerous other global logistics providers) were named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). Following a hearing on August 9, 2013, in which no one opposed our settlement, the Court granted final approval of the settlement with us as well as settlements with nine other logistics providers, which settlement resolved the entire portion of the lawsuit against us.

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

Per Transport Litigation. We are involved in litigation in Italy (in various cases filed in 2000 in the Court of Milan) and England (in a case filed on April 13, 2000 in the High Court of Justice, London) with the former ultimate owner of Per Transport SpA and related entities, in connection with its April 1998 acquisition of Per Transport SpA and its subsequent termination of the employment services of the former ultimate owner as a consultant. The suits seek monetary damages, including compensation for termination of the former ultimate owner’s consulting agreement. We have brought counter-claims for monetary damages in relation to warranty claims under the purchase agreement. The maximum total of all such actual and potential claims, albeit duplicated in several proceedings, is estimated to be approximately $13.1 million, based on exchange rates as of October 31, 2013. In connection with the Per Transport litigation, legal proceedings have also been brought against a former director and officer of the company and a current employee of the company. We fully support the actions of each of the two individuals involved and we are vigorously defending them in this matter. We have also agreed to indemnify these individuals in connection with these proceedings.

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

December 2013 Amendments

In December 2013, we, and the other parties thereto, amended the Global Credit Facilities and the 2013 Note Purchase Agreement. Pursuant to the amendment to the 2013 Note Purchase Agreement, effective November 1, 2013, and until such time as the Company, for two consecutive quarters, meets certain financial covenants, the interest rate per annum will be 4.60% and 4.00% for the 2013 Series A and B Notes, respectively. Pursuant to the December 2013 amendment, upon achieving such financial covenants for two consecutive quarters, the interest rate per annum will be reduced to 4.35% and 3.75% for the 2013 Series A and 2013 Series B Notes, respectively. Pursuant to the amendment to the 2011 Nedbank Facility, the facility was amended to provide for a $20.0 million committed standby letter of credit facility and a $55.0 million cash draw facility. Pursuant to the amendments to the Global Credit Facilities and the 2013 Note Purchase Agreement, the parties agreed in such amendments to, among other things, (a) amend the minimum debt service ratio covenant and the consolidated total debt coverage covenant contained in the Global Credit Facilities and the 2013 Note Purchase Agreement to (i) 2.25 to 1.00 and 3.50 to 1.00, respectively, for the quarter ended October 31, 2013, (ii) 2.50 to 1.00 and 3.25 to 1.00, respectively, for the quarters ended January 31, 2014 and April 30, 2014, and (iii) 2.50 to 1.00 and 3.00 to 1.00, respectively, for each quarter ended thereafter, and (b) provide for our delivery of compliance certificates under the agreements on a monthly basis beginning February 2014 . These amendments include:

•	Third Amendment Agreement to Amended and Restated Letter of Credit and Cash Draw Agreement dated December 5, 2013 among us, certain of our subsidiaries and Nedbank Limited acting through its London Branch;

•	Amendment No. 3 to Credit Agreement dated December 5, 2013 among us, certain of our subsidiaries and Bank of the West;

•	Letter of amendment dated December 5, 2013 from Commerzbank AG;

•	Third Amendment Agreement dated December 5, 2013 among us, certain of our subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of our 2013 Notes; and

•	Third Amendment Agreement to Amended and Restated Letter of Credit Agreement dated December 5, 2013 among us, certain of our subsidiaries and The Royal Bank of Scotland plc.

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”) added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 13(r) requires disclosure of certain activities relating to Iran engaged in by UTi Worldwide Inc. or its affiliates (collectively, “UTi”) that occurred during the period covered by this report. Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable local law(s), and whether or not the activities are sanctionable under U.S. law. Between June 2011 and November 2013, three of UTi’s non-U.S. affiliates, UTi Belgium NV, UTi Tasimacilik Ltd., and UTi Logistics AB, engaged, on behalf of UTi customers, in the facilitation of 103 air shipments utilizing three air carriers identified on the list of Specially Designated Nations (“SDN”) maintained by the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”): (1) Iran Air; (2) Mahan Air; and (3) Aban Air. The commodities shipped were either eligible for a general or specific OFAC license or not subject to OFAC’s jurisdiction. The aggregate amount paid by UTi (via a General Services Agent) to the three SDN listed air carriers was approximately $0.2 million. Due to the nature of UTi’s business as a freight forwarder that provides full service logistics services to its customers, UTi is unable to calculate a precise representation of the profit attributable to air transport associated with the shipments at issue; however UTi estimates that its profits attributable to the subject transactions were, in the aggregate, between zero and $0.01 million.

UTi has discontinued using SDN listed carriers and does not intend to utilize SDN listed carriers in the future. Upon discovering its affiliates’ use of the prohibited air carriers in October of this year, UTi promptly began implementing corrective actions. UTi has submitted a voluntary self-disclosure regarding these activities described in this disclosure to OFAC. As of the date of this report, UTi is not aware of any other activity, transaction or dealing by us or any of UTi’s affiliates during this reporting period that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6.	Exhibits

Exhibit	Description
3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed December 7, 2012)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed December 7, 2012)

10.1	Second Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and Nedbank Limited acting through its London Branch

10.2	Amendment No. 2 to Credit Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and Bank of the West

10.3	Letter Amendment dated September 3, 2013 from Commerzbank AG

10.4	Second Amendment Agreement dated September 5, 2013 among the Company, certain of its subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of the Company’s 2013 Notes

10.5	Second Amendment to Amended and Restated Letter of Credit Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and The Royal Bank of Scotland N.V.

10.6	Loan Agreement dated October 17, 2013 between Sumitomo Mitsui Banking Corporation and the Company’s subsidiary in Japan

10.7	Third Amendment Agreement to Amended and Restated Letter of Credit and Cash Draw Agreement dated December 5, 2013 among us, certain of our subsidiaries and Nedbank Limited acting through its London Branch

10.8	Amendment No. 3 to Credit Agreement dated December 5, 2013 among us, certain of our subsidiaries and Bank of the West

10.9	Letter of amendment dated December 5, 2013 from Commerzbank AG

10.10	Third Amendment Agreement dated December 5, 2013 among us, certain of our subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of our 2013 Notes

10.11	Third Amendment Agreement to Amended and Restated Letter of Credit Agreement dated December 5, 2013 among us, certain of our subsidiaries and The Royal Bank of Scotland plc

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: December 10, 2013	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: December 10, 2013	By:	/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed December 7, 2012)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed December 7, 2012)

10.1	Second Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and Nedbank Limited acting through its London Branch

10.2	Amendment No. 2 to Credit Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and Bank of the West

10.3	Letter Amendment dated September 3, 2013 from Commerzbank AG

10.4	Second Amendment Agreement dated September 5, 2013 among the Company, certain of its subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of the Company’s 2013 Notes

10.5	Second Amendment to Amended and Restated Letter of Credit Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and The Royal Bank of Scotland N.V.

10.6	Loan Agreement dated October 17, 2013 between Sumitomo Mitsui Banking Corporation and the Company’s subsidiary in Japan

10.7	Third Amendment Agreement to Amended and Restated Letter of Credit and Cash Draw Agreement dated December 5, 2013 among us, certain of our subsidiaries and Nedbank Limited acting through its London Branch

10.8	Amendment No. 3 to Credit Agreement dated December 5, 2013 among us, certain of our subsidiaries and Bank of the West

10.9	Letter of amendment dated December 5, 2013 from Commerzbank AG

10.10	Third Amendment Agreement dated December 5, 2013 among us, certain of our subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of our 2013 Notes

10.11	Third Amendment Agreement to Amended and Restated Letter of Credit Agreement dated December 5, 2013 among us, certain of our subsidiaries and The Royal Bank of Scotland plc

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement