Form 10-K
period 2014-01-31
UTi WORLDWIDE INC
filed 2014-03-31
CIK 1124827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

000-31869

(Commission File Number)

UTi Worldwide Inc.

(Exact Name of Registrant as Specified in its Charter)

British Virgin Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

9 Columbus Centre, Pelican Drive, P.O. Box 805 Road Town, Tortola, VG1110 British Virgin Islands	c/o UTi, Services, Inc. 100 Oceangate, Suite 1500 Long Beach, CA 90802 USA
(Addresses of Principal Executive Offices and Zip Code)

562.552.9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Ordinary shares, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period) that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, or July 31, 2013, was approximately $1.3 billion computed by reference to the closing price of the registrant’s ordinary shares on such date, as quoted on The NASDAQ Global Select Market.

At March 25, 2014, the number of shares outstanding of the registrant’s ordinary shares was 104,828,751.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference certain portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, which is expected to be filed with the SEC no later than 120 days after the registrant’s fiscal year ended on January 31, 2014.

UTi Worldwide Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2014

i

Introduction

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements

This Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” “projects,” or “continue” and other similar expressions or the negative of these terms or other comparable terms. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including under the heading “Risk Factors”, contained in Part I, Item 1A of this Annual Report, and the following: the Company’s ability to maintain sufficient liquidity and capital resources to fund its business; the Company’s ability to complete its business transformation initiatives in the timeframe anticipated or at all and achieve the expected benefits; the Company’s ability to generate sufficient cash to service its debt and other obligations; delays or inability to pay by the Company’s customers; dilution caused by the conversion of the Company’s issuance of Convertible Preference Shares and Convertible Senior Notes; volatility with respect to global trade; global economic, political and market conditions and unrest, including those in Africa, Asia Pacific and EMENA (which is comprised of Europe, Middle East and North Africa); risks associated with the Company’s ongoing business transformation initiative, which include unanticipated difficulties, delays, additional costs and expenses as well as potential billing delays; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the Company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in interest and foreign exchange rates, particularly with respect to the South African rand; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of investigations by the governments of Brazil and Singapore into the international air freight and air cargo transportation industry; risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the Company’s ability to retain clients while facing increased competition; the financial condition of the Company’s clients; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the impact of changes in the Company’s effective tax rates; the ability to remediate the material weakness in internal controls and maintain effective internal controls over financial reporting; the other risks and uncertainties described herein and in the Company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the Company’s control. All forward-looking statements included in this Annual Report speak only as of the date of this Annual Report. All of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligation to update any such forward-looking statements, except as required by law.

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

History and Development of the Company

We are an international, non-asset-based supply chain services and solutions company that provides services through a global network of freight forwarding offices and contract logistics and distribution centers in a total of 59 countries. In addition, we serve our clients in 92 additional countries through independent agent-owned offices. Our business is managed from principal support offices located in Long Beach, California, and several other locations worldwide.

We were incorporated in the British Virgin Islands on January 30, 1995 under the International Business Companies Act as an international business company and operate under the British Virgin Islands legislation governing corporations. The address and telephone number of our registered office are 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands and (284) 494-4567, respectively. Our registered agent is Midocean Management and Trust Services (BVI) Limited, 9 Columbus Centre, Pelican Drive, P.O. Box 805, Road Town, Tortola, VG1110 British Virgin Islands. We can also be reached through UTi, Services, Inc., 100 Oceangate, Suite 1500, Long Beach, CA 90802 U.S.A. Our website is www.go2uti.com. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link and the contents of our website are not incorporated into this Annual Report.

Industry

The global supply chain services and solutions industry consists of air and ocean freight forwarding, contract logistics, domestic ground transportation, customs brokerage, distribution, inbound logistics, warehousing and supply chain management, and other services. We believe companies in our industry must be able to provide their clients with a wide range of supply chain services and solutions. Among the factors we believe are impacting our industry are the outsourcing of supply chain activities, global trade and sourcing, demand for time definite delivery of goods and the need for advanced information technology systems that facilitate real-time access to shipment data, client reporting and transaction analysis. Furthermore, as supply chain management becomes more sophisticated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners who are familiar with their requirements, processes and procedures and can provide services globally. We believe it is becoming increasingly difficult for smaller regional competitors or providers with a more limited service or information technology offering to compete, which we expect will result in further industry consolidation. We seek to use our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our clients’ visibility into their supply chains while reducing their overall logistics costs.

Organizational Structure

UTi Worldwide Inc. is a holding company and our operations are conducted through subsidiaries. Our subsidiaries, along with their countries of incorporation and our ownership interests, are included in Exhibit 21 to this Annual Report. The proportion of voting power we hold for each subsidiary is generally equivalent to our percentage of ownership in each subsidiary.

Business Overview

Our primary services include air and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics and truckload brokerage. We also provide other supply chain management services, including consulting, the coordination of purchase orders and customized management services. Through our supply chain planning and optimization services, we assist our clients in designing and implementing solutions that improve the predictability and visibility of, and reduce the overall costs of, their supply chains.

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

We provide airfreight forwarding services in two principal forms (i) as an indirect carrier and occasionally (ii) as an authorized agent for airlines. When we act as an indirect carrier with respect to shipments of freight, we typically issue a House Airway Bill (HAWB) upon instruction from our client (the shipper). The HAWB serves as the contract of carriage between us and the shipper. When we tender freight to the airline (the direct carrier), we receive a Master Airway Bill. The Master Airway Bill serves as the contract of carriage between us and the air carrier. Because we provide services across a broad range of clients on commonly traveled trade lanes, when we act as an indirect carrier we typically consolidate individual shipments into larger shipments, optimizing weight and volume combinations for lower-cost shipments on a consolidated basis. We typically act as an indirect carrier with respect to shipments tendered to the company by our clients; however, in certain circumstances, we occasionally act as an authorized agent for airlines. In such circumstances, we are not an indirect carrier and do not issue a HAWB, but rather we arrange for the transportation of individual shipments directly with the airline. In these instances, as compensation for arrangement for these shipments, the carriers pay us a management fee.

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

Our service lines in our fiscal years ended January 31, 2014, 2013, and 2012 (which we refer to as fiscal 2014, 2013, and 2012, respectively), as a percentage of our consolidated revenues were comprised of the following:

	Fiscal years ended January 31,
	2014	2013	2012
Airfreight forwarding	30%	31%	35%
Ocean freight forwarding	28	28	25
Customs brokerage	3	3	3
Other freight forwarding	6	6	6

Total freight forwarding segment	67	68	69

Contract logistics	17	17	17
Distribution	13	13	11
Other	3	2	3

Total contract logistics and distribution segment	33	32	31

Total revenues	100%	100%	100%

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

Seasonality

Historically, our results for our operating segments have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is primarily due to lower volumes during those periods, however, this is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and many other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand for certain products or are based on just-in-time production schedules. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus, we can give no assurance that these historical seasonal patterns will continue in future periods. Additional information regarding seasonality is set forth in Part I. Item 1A., “Risk Factors — Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indication of future performance.”, and Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Matters Impacting the First Fiscal Quarter 2015 and Full Fiscal Year 2015, and — Liquidity and Capital Resources.”

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

As a freight forwarder, we are indirectly impacted by the increasingly stringent federal, state, local and foreign laws and regulations protecting the environment, including the imposition of additional taxes on airlines and ocean carriers. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating expenses in the airline and ocean carrier industry. The European Union has issued a directive to member states to include aviation in its Greenhouse Gas Emissions Trading Scheme (EU ETS), which has required airlines, since January 2010, to monitor their emissions of carbon dioxide. Since January 2012 the EU ETS has required airlines to have emissions allowances equal to the amount of their carbon dioxide emissions to operate flights to and from member states of the European Union, including flights between the U.S. and the European Union. Non-European Union governments have challenged the application of the EU ETS to their airlines; however, European courts have rejected these challenges and European authorities have indicated they intend to require airlines based outside of the European Union to comply with the EU ETS. Under the EU ETS, airlines are required to purchase emissions allowances to cover European Union flights that exceed their free emissions allowances, which could indirectly result in substantial additional costs for us that we may not be able to pass on to our clients.

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

Sales and Marketing

We market our services through an organization consisting of 879 full-time salespersons as of January 31, 2014, who receive assistance from our senior management and regional and local managers. In connection with our sales process and in order to serve the needs of our clients, some of which utilize only our freight forwarding and/or contract logistics services and for others who utilize a wider variety of our supply chain solutions and services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing our air and ocean freight forwarding, contract logistics and customs brokerage services as individual products; and the other focuses on marketing a combination of our services as comprehensive supply chain solutions.

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

Our local sales and marketing teams focus on selling to and servicing small and medium-sized clients who are primarily interested in selected services, such as freight forwarding, contract logistics and customs brokerage. They may also support the global sales and marketing team on larger accounts. No single client accounted for more than 5% of our consolidated revenues in fiscal 2014, 2013 or 2012.

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

Information Technology Systems

We are in the latter stages of a multi-year, technology-enabled, business transformation initiative. This program is aimed at establishing a single system and set of global processes for our freight forwarding business. It is designed to increase efficiency through the adoption of shared services and enabling technologies. In order to achieve this goal, we are deploying enabling technologies to support enterprise freight forwarding operations, master data management and financial management. We have also continued our multi-year effort to upgrade the technology supporting our financial systems. As part of this effort, we have licensed enterprise resource planning software and are in the process of expanding and upgrading our financial systems. On September 1, 2013, we deployed our global freight forwarding operating system, which we refer to as 1View or the 1View system, in the United States and we implemented the 1View system in additional countries during the fourth quarter of fiscal year 2014. When we implemented the 1View system in China, South Africa, Peru and Uruguay in March 2014, the percentage of total freight forwarding transactions on the system increased to approximately 72%.

Intellectual Property

We have applied for federal trademark and/or service mark registrations for the marks UTi, Inzalo and our “U” design. The mark UTi has been or is currently being registered in selected foreign countries. The service marks “UTi,” “UTi plus design” and our “U” design have been granted registration to us as of December 12, 2006, December 5, 2006, and May 26, 2009, respectively, by the U.S. Patent and Trademark Office. We also operate our businesses worldwide through various other common-law trademarks and trade names. As of February 25, 2012, we filed a software patent application with the U.S. Patent and Trademark Office relating to certain innovative technologies used in connection with the development of our new freight forwarding operating system which is part of our business transformation initiative. While we may seek further trademarks and/or service marks and additional patents on inventive concepts or processes in connection with future developments, we believe that our continued success depends primarily on factors such as the skills and abilities of our personnel, as supplemented by our intellectual property, including copyrights, trademarks, patents and/or other registrations we may obtain.

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

Employees

A breakdown of our employees by geographic region as of January 31, 2014 is as follows:

EMENA	4,061
Americas	6,611
Asia Pacific	3,614
Africa	6,732

Total	21,018

Approximately 1,639 of our employees are subject to collective bargaining arrangements, primarily in South Africa, which are renegotiated annually. We believe our employee relations are generally satisfactory.

Executive Officers of Registrant

Our executive officers are as follows (ages and titles as of March 31, 2014):

Name	Age	Position
Eric W. Kirchner	55	Chief Executive Officer and Director
Richard G. Rodick	55	Executive Vice President — Finance and Chief Financial Officer
Edward G. Feitzinger	46	Executive Vice President — Global Operations
Gene T. Ochi	64	Executive Vice President — Marketing
Ronald W. Berger	55	Senior Vice President — Global Operating Processes and Chief Information Officer
Lance E. D’Amico	45	Senior Vice President — Chief Legal Officer and Corporate Secretary

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

Gene T. Ochi was appointed Executive Vice President — Marketing in March 2014. From 2006 to March 2014, Mr. Ochi served as our Executive Vice President responsible for sales and marketing. From 1998 to 2006, Mr. Ochi served as our Senior Vice President — Marketing and Global Growth. From 1993 to 1998, Mr. Ochi served as the Regional Vice President, Western U.S.A., of UTi, United States, Inc., one of our subsidiaries. From 1989 to 1992, Mr. Ochi served as Senior Vice President of Marketing of BAX Global. Mr. Ochi received a B.S. degree from the University of Utah and a M.B.A. degree from the University of Southern California.

Ronald W. Berger was appointed Senior Vice President — Global Operating Processes and Chief Information Officer in October 2012 and as an executive officer in March 2013. Prior to that, he served as Senior Vice President – Global Operating Processes, a position he held since 2009, when he joined the company. Prior to joining the company, Mr. Berger served as Vice President and Chief Information Officer at FedEx Trade Networks, Inc. from 2006 to 2009. Prior to that, Mr. Berger led enterprise-wide transformation efforts at Emery/Menlo Worldwide and UPS Supply Chain Solutions from 1998 to 2006. Mr. Berger holds a Bachelor’s degree in Marketing and Finance from the University of Southern Florida.

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

Item 1A.	Risk Factors.

In addition to the risks and uncertainties discussed elsewhere in this Annual Report, the following risks and uncertainties should be carefully considered when evaluating our company. Our business, financial condition and financial results could be materially and adversely affected by any of these risks and uncertainties.

We have a recent history of losses, expect to incur further losses and may not return to or sustain profitability in the future. We reported a net loss of approximately $76.7 million and $100.5 million, for the year ended January 31, 2014 and 2013, respectively. In addition, we expect to continue to report losses for the next few quarters. Additionally, we may not return to profitability in future periods, our revenues could further decline or grow more slowly than we expect, and we may incur significant losses in the future for a number of reasons, including due to the risks described in this Annual Report.

We are currently engaged in a multi-year business transformation initiative that involves risks, has resulted in and could continue to result in higher than expected costs and/or could otherwise adversely impact our operations, profitability and retention rates for clients and employees. We are in the midst of a multi-year business transformation initiative intended to establish a single set of global processes for our freight forwarding business and our global financial management. As part of this initiative, we are developing and implementing our next generation freight forwarding operating system, and rationalizing our business segments to a more common organizational structure on a worldwide basis. Currently, we operate numerous systems with varying degrees of integration, which can lead to inefficiencies, workarounds and rework. We have incurred substantial costs to date related to the transformation initiative. The scale and anticipated future costs associated with our business transformation initiative are significant and we have and could continue to incur costs substantially in excess of what we are anticipating spending. Any technical or other difficulties in developing or implementing this project may result in delays, which in turn, will increase the costs of the initiative and would also delay cost savings and efficiencies expected to result from the initiative. We have experienced some difficulties consolidating our current systems, moving to a common set of operational processes, implementing shared services and implementing a successful change management process and these difficulties may continue. These difficulties have impacted certain of our clients and our ability to efficiently meet their needs. In certain countries, particularly in the United States, we experienced invoicing delays immediately following the system rollout in those countries. This led to delays in our ability to collect our receivables and significantly impacted our liquidity (which led to negative operating cash flows in our fourth fiscal quarter, which is usually a strong working capital quarter). The negative impact on our liquidity was among the factors that caused us to undertake a refinancing in March 2014 which involved issuing $400.0 million principal amount of convertible notes and $175.0 million in Convertible Preference shares as well as entering into a new senior secured asset-based revolving credit facility. We may experience additional invoicing delays as we implement our system in additional countries. In March 2014, we implemented our 1View system in China, South Africa, Peru and Uruguay and the percentage of freight forwarding transactions on the system increased to approximately 72%. This internal initiative may also reduce our external focus on clients and growth, thereby negatively impacting our future potential growth and client relationships. Significant changes associated with our business transformation initiative may also be disruptive to employees and may negatively impact employee morale and retention rates.

In addition, as disclosed in Part II, Item 9A of this Annual Report, our management identified a material weakness in our internal control over financial reporting related to the fact that there are currently an insufficient number of shared service center financial accounting and reporting resources to allow for timely analysis and recording of financial statement amounts given the Company’s current migration to its new freight forwarding application. As a result, underlying controls related to account reconciliations and analysis across a number of trade receivable and payable accrual accounts were not operating effectively.

As a result of our business transformation initiative, we have incurred, and expect that we will incur in the future, duplicative and implementation costs as well as employee severance and other costs. This is due, in part, to the fact that in order to achieve the full benefits of our 1View system, the system needs to be implemented in both the country of shipment origin and shipment destination and that the costs associated with implementation are duplicative of existing costs until both origin and destination countries utilize the 1View system.

Our liquidity has decreased significantly over the last several quarters. While our recent refinancing which we completed in March 2014 provided us with liquidity in the near term, we cannot assure you that we will have sufficient liquidity going forward if our assumptions prove incorrect. Our liquidity and capital resources have decreased significantly over the last several fiscal quarters primarily as a result of (i) the net losses we have incurred, (ii) capital expenditures associated with our business transformation initiatives, (iii) severance expenses and (iv) recent invoicing delays, primarily in the U.S., in connection with implementing our next generation freight forwarding operating system and our global financial system, which led to higher than normal receivables and weaker cash collections. While our fourth fiscal quarter is usually a strong quarter for cash flows, as a result of these and other factors we used net cash in our operating activities for the fourth quarter of fiscal year 2014 of $29.2 million, compared to net cash provided by operating activities of approximately $98.2 million for the fourth quarter of fiscal year 2013. This required us to draw a substantial portion of our availability under our then existing credit facilities and led to a significant reduction of working capital. In addition, a substantial portion of our cash is located outside the Unites States in jurisdictions where local law or the terms of agreements binding on the relevant subsidiary makes repatriation very difficult, including China and South Africa.

During March 2014, we undertook several steps to address the decline in liquidity and capital resources, including completing a private placement of convertible senior notes, issuing convertible preference shares, entering into a new credit facility and refinancing a significant amount of our prior indebtedness under our then outstanding credit facilities. These actions provided us with what we believe will be sufficient liquidity in the near term. However, our conclusion that these transactions will provide sufficient liquidity for us assumes that we are able to complete our business transformation and that the economic environment does not change in a material and adverse manner. If our assumptions prove incorrect, we may need additional liquidity. Factors that could cause our actual results to differ from our expectations include:

•	additional operating losses due to changes in the economic environment or otherwise;

•	delays in our business transformation, including implementation of our freight forwarding operating system and global financial system (or further invoicing delays as we implement this system in other jurisdictions);

•	other factors described elsewhere in this Item 1.A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

If our assumptions prove incorrect, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

If we are not reimbursed for amounts that we advance or disburse for our customers or if our customers delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. We rely on cash from operations to fund our business. In order to generate such cash, we need to invoice accurately and collect our receivables. In certain countries, particularly in the United States, we experienced invoicing delays immediately following the implementation of our freight forwarding operating system and global financial system in those countries. As we implement our system in additional countries, we may experience similar disruptions in our invoicing processes. In addition, we assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. In the past, we have experienced collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future.

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

Although we have established provisions to cover losses due to delays or inability to pay, there can be no assurance that such provisions will be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our provisions, it could have a material adverse effect on our liquidity, results of operations, and financial condition.

We have substantial outstanding indebtedness and our outstanding indebtedness could adversely impact our liquidity and flexibility in obtaining additional financing, our ability to fulfil our debt obligations and our financial condition and results of operations. We have substantial debt and, as a result, we have significant debt service obligations. We and a number of our direct and indirect subsidiaries have various credit, letters of credit and guarantee facilities including our $150.0 million asset-based secured revolving credit facility which we entered into in March 2014. In addition, in March 2014 as part of our recent refinancing we issued $400.0 million principal amount of convertible senior notes due 2019 (the 2019 Notes).

Our indebtedness could have important consequences to us and our shareholders because in certain circumstances we may need to comply with the covenants in the agreements governing such indebtedness and dedicate funds to service our outstanding debt. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on such indebtedness;

•	require us to use a substantial portion of our cash flow from operations for debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other investments or general corporate purposes, which may limit the ability to execute our business strategy;

•	diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally and restrict us from exploiting business opportunities or making acquisitions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or the general economy;

•	increase our vulnerability to general adverse economic and industry conditions, including movements in interest rates, which could result in increased borrowing costs;

•	limit management’s discretion in operating our business; and

•	place us at a competitive disadvantage as compared to our competitors that have less debt as it could limit our ability to capitalize on future business opportunities and to react to competitive pressures or adverse changes.

We may be able to incur substantial additional debt in the future, some or all of which may be secured by a lien on our assets. If new debt or other liabilities or obligations are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Servicing our debt requires a significant amount of cash and we may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful. Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts and any acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain regulatory, competitive, financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt. In particular, we would not have been able to repay the principal amount of our debt in April 2014 when the waivers we had obtained under certain of our prior credit facilities and our previously outstanding senior notes would have expired without the external sources of capital which we obtained from the refinancing we completed in March 2014.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. Our cash payments for interest were $32.8 million for the fiscal year ended January 31, 2014. We will have to generate significant cash flows from operations to meet our debt service requirement during fiscal 2015 and beyond.

In March 2014, we issued $175.0 million in Convertible Preference Shares (the Convertible Preference Shares) which will increase our annual cash obligations if we are required to pay dividends on the Convertible Preference Shares in cash. The cash dividend rate on such Convertible Preference Shares is 8.0%. In March 2014, we also issued the 2019 Notes, which bear interest payable at 4.50%.

If we are unable to meet our debt service obligations, including as a result of any failure to successfully complete our business transformation initiative, we may be forced to reduce or delay investments or to sell assets, seek additional capital (which could include obtaining additional equity capital on terms that may be onerous or highly dilutive) or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our operating results and available cash have been and may in the future be insufficient to meet our debt service obligations. We could again face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity and our ability to refinance our debt will depend on the capital markets and our financial condition at such time. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

Our revolving credit, letters of credit and guarantee facilities contain covenants imposing operating and financial restrictions on us. Such covenants limit our operating and financial flexibility and our failure to comply with such covenants could result in an event of default under these agreements. A number of our revolving credit, letters of credit and guarantee facilities require that we maintain specified financial ratios and tests. Our credit facility for our operations in South Africa (the “South African Facilities Agreement”) contains financial covenants applicable to the borrower group under that credit facility. In addition, the South African Facilities Agreement and our other credit, letter of credit and guarantee facilities including our senior secured asset-based revolving credit facility with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West (the CitiBank Credit Facility), which we entered into in March 2014, contain various other restrictions and covenants customary for these types of financings. These covenants may restrict or may limit our ability to, among other things:

•	incur additional debt or pay dividends or make distributions on our shares;

•	create liens or negative pledges with respect to assets;

•	make certain acquisitions, investments, loans or advances or certain expenditures;

•	enter into agreements to lease real or personal property in excess of certain thresholds or enter into sale and leaseback transactions;

•	change the general nature of our business; or

•	merge or consolidate with other companies or sell assets beyond specified levels.

The covenants, financial ratios and other restrictions in our debt instruments may adversely impact our operations and our ability to pursue available business opportunities, even if we believe such actions would otherwise be advantageous. Our ability to comply with these covenants, financial ratios and other restrictions may be affected by events beyond our control, such as prevailing trade volumes, adverse economic conditions and changes in the competitive environment. In the past we amended the covenants, financial ratios and other restrictions in our credit agreements and debt instruments and have obtained waivers regarding certain provisions. If we do not comply with the covenants, financial ratios and other restrictions in our credit, letter of credit and guarantee facilities and we are then unable to obtain any necessary amendments or waivers, the interest and principal amounts outstanding under such facilities may become immediately due and payable.

Furthermore, the indenture for the 2019 Notes, the CitiBank Credit Facility, the South African Facilities Agreement and our other credit, letters of credit and guarantee facilities contain cross-default provisions with respect to other indebtedness, giving the holders of the notes and the lenders under the various credit facilities, as the case may be, the right to declare a default if we default under other indebtedness in some circumstances. Accordingly, defaults under our credit agreements and other debt instruments could materially and adversely affect our business, financial condition and results of operations.

We may need additional financing to fund our operations, we may need replacement financing for some of our indebtedness, and we may not be able to obtain financing on terms acceptable to us or at all. We may not have the ability to repay the principal amount of our indebtedness at maturity or prior thereto if we are required to do so. We may not be able to raise the funds necessary to settle conversions of our convertible notes or to repurchase the convertible notes upon a fundamental change. When our various letters of credit, credit, cash draw and guarantee facilities expire or otherwise become due and payable, we will need to repay such amounts or replace, refinance or extend the maturity dates of such facilities. In this regard, the commitment by lenders to make revolving loans under the CitiBank Credit Facility terminates in March 2019, unless our 2019 Notes have not been redeemed, refinanced or converted prior to September 2018, in which case the CitiBank Credit Facility terminates in September 2018. Our current credit facility with our subsidiary in Japan terminates in October 2014 and the maturity date of our South African Facilities Agreement is July 9, 2016. In addition, we may need additional financing in the future to fund our operations. In certain circumstances, we could be required to repay our outstanding debt prior to the originally scheduled dates of maturity. For example, if a “Change of Control” (as this term or similar terms are defined in the CitiBank Credit Facility, the South African Facilities Agreement and in various other credit, letters of credit and guarantee facilities) occurs or if we do not comply with the covenants or other requirements in the CitiBank Credit Facility, the South African Facilities Agreement and in our various other facilities, our outstanding indebtedness may be accelerated.

In addition, at maturity, the entire outstanding principal amount of our 2019 Notes will become due and payable by us, unless earlier converted redeemed or repurchased in accordance with their terms prior to such date. In addition, if the conditional conversion feature of the 2019 Notes is triggered, the holders of the notes will be entitled to convert their notes at any time during specified periods at their option. We may make cash payments with respect to a conversion of our 2019 Notes (in addition to cash paid in lieu of fractional shares) if we obtain the requisite shareholder approval which we intend to seek at our 2014 meeting of our shareholders (which could adversely affect our liquidity), unless we elect to deliver solely ordinary shares to settle such conversions (other than cash in lieu of any fractional share). In addition, even if holders of the 2019 Notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2019 Notes as a current rather than long-term liability, which may result in a material reduction of our net working capital. Holders of the 2019 Notes also have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.

We may not have enough available cash or be able to obtain financing at the time we are required to repay the principal amounts then outstanding under our credit facilities or to repay the principal amount of the 2019 Notes, to make repurchases of the notes surrendered therefor or to pay cash upon conversions of the notes, to the extent we are required to do so. In addition, our ability to repay our indebtedness or to make any required repurchases or to pay cash upon conversions of the 2019 Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repay the principal amounts of our indebtedness when we are required to do so or to make other required payments under such facilities and debt instruments would constitute a default under the governing instruments for such indebtedness and could also lead to a default under the agreements governing our other indebtedness. If the repayment of our indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the 2019 Notes or make cash payments upon conversions thereof.

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

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above. Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments. The terms of the indenture governing our 2019 Notes do not restrict us from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness when due. In addition, we may be able to incur additional indebtedness within the limitations contained in our existing credit facilities or, if those facilities are refinanced or repaid, within the limitations of any subsequent credit facilities.

Our Convertible Preference Shares may adversely impact our financial condition and results of operations. Our Convertible Preference Shares may have a material adverse effect on our financial condition and results of operations. Under the terms of the Amended and Restated Memorandum of Association filed with the Registry of Corporate Affairs of the British Virgin Islands, the Convertible Preference Shares have a liquidation preference in the amount of $175.0 million plus accrued and unpaid dividends, if any, which must be paid before holders of ordinary shares would receive funds in the event of liquidation. The holders of Convertible Preference Shares are also entitled to a premium payable by us upon certain fundamental change events. So long as the Convertible Preference Shares are outstanding, we are unable to issue additional preferred shares ranking on parity or senior to the Convertible Preference Shares with respect to dividends, or other distributions upon the liquidation, dissolution or winding-up of the Company without the consent of the holders of Convertible Preference Shares, which could materially and adversely affect our ability to raise additional funds.

Ongoing volatility in global trade and in the global economic recovery has adversely impacted our results of operations and may continue to do so in the foreseeable future. In addition, present world economic and geopolitical conditions increase the number and likelihood of risks which we normally face on a day-to-day basis in running our business. Ongoing volatility in global trade and in the global economic recovery has adversely impacted our revenues and results of operations and our business is susceptible to those factors which negatively impact international trade. Volatility in trade volumes also impacts transportation capacity (in both the air and ocean modes), which in turn impacts freight transportation rates, client pricing and our overall margins. As a result of the ongoing volatility and uncertainty in global trade, a number of the risks we normally face have increased. These include:

•	reduced demand for the products our clients ship, causing a reduction in the demand for the services we provide;

•	reduced client volumes, which in turn may negatively impact our purchasing power with air and ocean carriers;

•	increased price competition;

•	volatility in demand for services, especially with respect to the transactional or “spot” freight services market, which may result in volatility in freight rates and impact transportation capacity and make it more difficult to predict short-term client requirements; and

•	rapid and material fluctuations in foreign currency exchange rates and/or fuel prices.

We conduct business throughout the world and our international presence exposes us to potential difficulties and risks associated with distant operations and to various global, regional and local economic, regulatory, political and other uncertainties and risks. Our South African operations contribute significantly to our overall profitability and any adverse changes in the economic, regulatory or political environment in South Africa could have a materially adverse impact on our overall business and financial results. We conduct business throughout the world and a majority of our business is conducted outside of the United States. We anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue and our international operations are directly related to and are dependent on the volume of trade and the social, economic and political conditions in various countries. For the fiscal year ended January 31, 2014, approximately 24%, 24% and 18% of our revenues were reported in our EMENA, Asia Pacific and Africa regions, respectively, and on a combined basis those regions accounted for approximately 61% of our total assets as of January 31, 2014. Our international operations around the world are influenced by many factors, including:

•	changes in a specific country’s or region’s economic, social and political conditions or governmental policies;

•	natural disasters, epidemics, wars, acts of terrorism, civil unrest and other disturbances;

•	changes in international and domestic customs regulations and security requirements;

•	trade laws, tariffs, export quotas and other trade restrictions;

•	changes in consumer attitudes towards imported goods as compared to domestically produced goods;

•	difficulties in staffing, managing or overseeing diverse foreign operations over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	pricing restrictions and regulations imposed by foreign governments;

•	transfer pricing inquiries by local taxing authorities;

•	expropriation of our international assets or adverse changes in tax laws and regulations;

•	limitations on the repatriation of earnings or assets, including cash (for example a substantial portion of our cash as of January 31, 2014 is in jurisdictions where repatriation is difficult, such as South Africa and China);

•	exposure to emerging market currencies;

•	exchange rate fluctuations, particularly between the South African rand, the euro and the U.S. dollar, respectively;

•	different liability standards and less developed legal systems that may be less predictable than those in the U.S.;

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the U.S.; and

•	climatic conditions that impact trade.

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

Antitrust authorities in Singapore and Brazil are currently investigating alleged anti-competitive behavior in the international freight forwarding industry, which includes us, and we may become subject to other governmental investigations, all of which could require significant management time and attention and could result in significant expenses as well as unfavorable outcomes which could have a material adverse effect on our business, financial condition, results of operations, reputation, cash flow and prospects. In May 2009, we learned that the Brazilian Ministry of Justice is investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, we received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against us, our Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. Due to substantial delays in notifying each of the defendants, we are not required to respond to this proceeding until May 1, 2014 and we are currently preparing our response.

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

In connection with a prior investigation by the European Commission of alleged anti-competitive behavior relating to air freight forwarding services in the European Union/European Economic Area, we were notified on March 28, 2012 by the EC that the EC had adopted a decision against us and two of our subsidiaries. The EC’s decision imposes a fine of 3.1 million euro (or approximately $4.2 million based on exchange rates in effect at January 31, 2014) against us. We have appealed the decision and the amount of the fine before the European Union’s General Court.

We were previously involved in investigations conducted by government agencies in several countries. Although the government agencies in these countries, including the U.S. Department of Justice, the South African Competition Commission and the Canadian Competition Bureau, have closed their related investigations involving the company with no adverse findings, we may receive additional requests for information, documents and interviews from governmental agencies in Brazil, Singapore or other countries with respect to these matters and we have provided, and may provide in the future, further responses as a result of such requests.

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

Foreign currency fluctuations could result in currency translation exchange gains or losses or could increase or decrease the book value of our assets. Our reporting currency is the U.S. dollar. For the fiscal year ended January 31, 2014, we derived a substantial portion of our revenue in currencies other than the U.S. dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies, particularly the euro and the South African rand, as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the U.S. dollar could adversely affect our reported U.S. dollar earnings, as was the case in recent fiscal years. Our first quarter 2015 results will be adversely affected by a significant weakening of the South Africa Rand that has occurred since January 1, 2014. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into U.S. dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results.

Because our freight forwarding and domestic ground transportation operations are dependent on commercial airfreight carriers and air charter operators, ocean freight carriers, major railroads, other transportation companies, draymen and longshoremen, changes in available cargo capacity and other changes affecting such carriers, as well as interruptions in service or work stoppages, may negatively impact our business. We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major railroads, other transportation companies, draymen and longshoremen for the movement of our clients’ cargo. Consequently, our ability to provide services to our clients could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms, routes of service and frequency of service, or increases in the cost of fuel, taxes and labor, and other factors not within our control. Changes in airfreight or ocean freight capacity, which are outside our control, could negatively impact our yields if capacity is adversely impacted and purchased transportation costs increase more rapidly than the rates that we can pass on to our clients. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our air and ocean freight carriers are subject to increasingly stringent laws protecting the environment, including those relating to climate change, which could directly or indirectly have a material adverse effect on our business. Future and existing environmental regulatory requirements in the U.S. and abroad could adversely affect operations and increase operating expenses in the airline or other transportation industries, which in turn could increase our purchased transportation costs. If we are unable to pass such costs on to our clients, our business and results of operations could be materially and adversely affected. For example, the EU currently requires airlines to surrender emissions allowances equivalent to the amount of carbon dioxide emissions from flights to and from member states of the EU, subject to proposed exemptions for the portion of a flight that occurs outside the European Economic Area, and the International Civil Aviation Organization (an agency of the United Nations) recently agreed to develop by 2016 a global market-based mechanism for carbon dioxide emissions from aviation operations to be implemented in 2020. Additionally, even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services, especially our air freight services.

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

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to volatile consumer demand. Therefore, historically, our operating results have been subject to seasonal trends when measured on a quarterly basis, excluding the impact of acquisitions and foreign currency fluctuations. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. Given the seasonality in our business, it may be more difficult for us to generate liquidity to run our business or return to profitability even after taking into account our refinancing which we completed in March 2014. Changes in the shipping patterns of our clients may adversely impact our operating results. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, there can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities resulting from changes in statutory rates, geographical mix of income, tax legislation and audit settlements could affect our profitability and realization of tax benefits. The company’s country of domicile is in the British Virgin Islands. The company conducts its operations through numerous subsidiaries employed in international operations in various countries throughout the world. Our overall annual effective tax rate is impacted by a number of factors including, but not limited to, changes in the enacted statutory rates of the local countries in which our subsidiaries operate, changes in the geographical composition of the company’s worldwide taxable income, changes in the company’s valuation allowance recorded on deferred tax assets where it is more likely than not that the deferred tax asset will not be realized, changes in the company’s unrecognized tax positions regarding the likelihood that a deferred tax asset will be recognized, as well as the impact of audit settlements with local tax authorities upon examination of the company’s or its subsidiaries’ tax returns and changes in legislation that might limit the company’s ability to realize tax benefits from its operations in certain favorable jurisdictions or otherwise limit the availability of such benefits to the company in other jurisdictions. In addition, net operating loss carry-forwards may expire, limiting our ability to benefit from them. Increases in our effective tax rates and tax liabilities could adversely impact our profitability.

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

The failure of our policies and procedures designed to prevent the unsafe transportation or storage of hazardous, explosive or illegal materials could subject us to large fines, penalties, lawsuits or liabilities. We are subject to a broad range of foreign and domestic (including state and local) environmental, health and safety and criminal laws and regulations, including those governing discharges of pollutants into the air and water, the storage, shipping, handling and disposal of solid and hazardous substances and wastes and the shipment of explosive or illegal substances. In the course of our operations, we may be asked to store, transport or arrange for the storage or transportation of substances defined as hazardous under applicable laws. If a release of hazardous substances occurs on or from our facilities or client facilities in connection with our contract logistics services or our equipment or from the transporter, we may be required to participate in the cleanup or other remedy of, or otherwise bear liability for, such release or be subject to claims from third parties whose property or person are injured by the release. In addition, if we store, transport or arrange for the storage or transportation of hazardous, explosive or illegal materials in violation of applicable laws or regulations, or if we are found to be in violation of other applicable environmental, health and safety laws and regulations, we may face civil or criminal fines, penalties or other sanctions, including bans on making future shipments in particular geographic areas. In addition, if any damage or injury occurs as a result of our storage or transportation of hazardous, explosive or illegal materials, we may be subject to claims from third parties, and bear liability, for such damage or injury even if we were unaware of the presence of the hazardous, explosive or illegal materials.

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

We may experience an increase in operating expenses, such as costs for security, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. Compliance with changing governmental regulations can be expensive. No assurance can be given that we will be able to pass these increased costs on to our clients in the form of rate increases or surcharges. We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or the revocation of our operating permits and licenses.

If we are not able to sell container space that we commit to purchase from ocean shipping lines, capacity that we purchase or that we charter from our air carriers, we may not be able to recover our out-of-pocket costs and our results may suffer. As an airfreight forwarder, we contract with air carriers to reserve space on a guaranteed basis and we also charter aircraft capacity to meet peak season volume increases for our clients, particularly in Hong Kong and other locations in Asia. As a non-vessel operating common carrier, we contract with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at fixed and variable rates. We then solicit freight from our clients to fill the ocean containers, reserved space and air charter capacity. When we contract with ocean shipping lines to obtain containers and with air carriers to obtain either reserved space or chartered aircraft capacity, we may become obligated to pay for the container space or charter aircraft capacity that we purchase; however, historically we have not paid for space which remains unused. If we are not able to sell all of our purchased container space or charter aircraft capacity, we may not be able to recover our out-of-pocket costs for such purchase of container space or charter aircraft capacity and our results would be adversely affected.

Our information technology systems may not keep pace with our competitors and are subject to risks that we cannot control, including risks of accidental system failures or natural disasters and intentional cyber-attacks. We have implemented a variety of internet-based tools and other information technology systems and services, on which we and our clients rely. These tools and systems are integrated into our business, including the way clients place orders and track shipments. We increasingly compete based upon the usefulness and sophistication of technologies incidental to our business and we may not be able to keep pace with our competitors’ information technology offerings. The failure of our information technology systems and services, including our computer systems and websites, or our inability to have these technologies supported, updated, expanded, or integrated into or with other computer systems and websites, could hinder our business operations and could adversely impact our client service, volumes, net revenues (a non-GAAP measure we use to describe revenue less purchased transportation costs) and result in increased costs. Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure which have experienced system failures and electrical outages in the past. Our systems are susceptible to outages due to: fire; floods; power loss; telecommunications failures; human error; various “Acts of God”; and similar events. Like all websites and other networked information technology systems, our websites and systems are vulnerable to cyber-attacks, including: computer viruses; break-ins; phishing attacks; attempts to overload our servers with denial-of-service or other forms or sabotage; and unauthorized disruptions. Any of these attacks could lead to interruptions, delays, or shutdowns.

The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our clients and the ability of our clients to access our information technology systems. Additionally, any of these events could cause our or our clients’ confidential proprietary data or information to be compromised or permanently lost. Any or all of these events could negatively impact our ability to attract clients and increase business from existing clients; could cause existing clients to use other logistics providers; and could subject us to third-party lawsuits, regulatory fines or other action or other liability; all of which could adversely affect our overall profitability, results of operations, financial condition and prospects.

Strategic initiatives have been and are expected to continue to be an important element of our strategy, but we may not find suitable opportunities and we may not be able successfully to manage such initiatives in the future. As part of our corporate strategy, we regularly evaluate strategic initiatives and alternatives, including: joint ventures; investments; sales of businesses; and potential mergers or acquisitions. Risks associated with these activities include: accurately assessing the value; strengths; weaknesses; contingent and other liabilities; and potential profitability of the transactions; financing costs; the ability to achieve projected economic and operating synergies, and any cost savings; and the diversion of management attention from our existing business. Our consideration of these types of transactions may disrupt our business and cause customers to lose confidence in our ability to meet their needs. Although we selectively pursue strategic opportunities, some or all of these transactions may not be announced in the foreseeable future, or at all, and they may not be consummated even following announcement. The costs incurred in evaluating and consummating strategic transactions could result in incurring expenses and losses even if any announced transaction may ultimately be beneficial.

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

Because we are a holding company, we are financially dependent on receiving distributions from our subsidiaries and we could be harmed if such distributions cannot be made in the future. We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends, distributions and advances from our subsidiaries to meet our financial obligations, including our obligation to make interest payments on the 2019 Notes, and to pay dividends on our ordinary shares and, to the extent we pay cash dividends on our newly issued Convertible Preference Shares, such cash dividends. The ability of our subsidiaries to pay such amounts to us and our ability to receive distributions on our investments is subject to restrictions, including but not limited to applicable local law and limitations contained in our credit facilities and long-term borrowings. Additionally, intercompany payments of dividends, distributions and advances can, in certain circumstances, result in adverse tax effects such as the requirement to pay withholding and corporate income taxes and distribution taxes on dividends and distributions, and can also require, in certain situations, that our subsidiaries make pro-rata payments to the minority interest holders in such entities. In addition, a substantial portion of our cash is located outside the United States in jurisdictions where local law or the terms of agreements binding on the relevant subsidiary makes repatriation difficult, including South Africa and China. As of January 31, 2014, cash balances held in South Africa and China comprised 43% and 13% of our total cash balances, respectively. Further, in general, our subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances which could restrict our ability to continue operations.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to the fact that there are currently an insufficient number of shared service center financial accounting and reporting resources to allow for timely analysis and recording of financial statement amounts given the Company’s current migration to its new freight forwarding application. As a result, underlying controls related to account reconciliations and analysis across a number of trade receivable and payable accrual accounts were not operating effectively. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of January 31, 2014 based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control — An Integrated Framework. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Because we are incorporated under the laws of the British Virgin Islands, the rights of our shareholders may be different, less well defined and more difficult to protect than the rights of shareholders of a corporation incorporated elsewhere. Our corporate affairs are governed by our Memorandum of Association and Articles of Association and by the BVI Business Companies Act, 2004 (as amended) and the common law of the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedents in the United States. British Virgin Islands companies may not have standing to initiate a shareholder derivative action before the federal courts of the United States. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation incorporated in a jurisdiction in the United States.

Our Memorandum of Association and Articles of Association contain anti-takeover provisions which may discourage attempts by others to acquire or merge with us and which could reduce the market value of our ordinary shares. Provisions of our Memorandum of Association and Articles of Association may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our ordinary shares. Provisions in our Memorandum of Association and Articles of Association may delay, deter or prevent other persons from attempting to acquire control of us. These provisions include:

•	the authorization of our board of directors to issue preference shares with such rights and preferences determined by the board, without the specific approval of the holders of ordinary shares;

•	the division of our board of directors into three classes, each of which is elected in a different year;

•	the prohibition of action by the written consent of the shareholders;

•	the ability of our board of directors to amend our Memorandum of Association and Articles of Association without shareholder approval;

•	the establishment of advance notice requirements for director nominations and proposals by shareholders for consideration at shareholder meetings; and

•	the requirement that the holders of two-thirds of the outstanding shares entitled to vote at a meeting are required to approve changes to specific provisions of our Memorandum of Association and Articles of Association

•	(including those provisions described above and others which are designed to discourage non-negotiated takeover attempts); provided that as a prior condition to such vote by the shareholders our board of directors has approved the subject matter of the vote.

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

As of January 31, 2014, we leased, or in a limited number of cases, owned, 473 facilities in 59 countries. These facilities are generally comprised of office and warehouse space. In most countries, these facilities are typically located close to an airport, ocean port, or an important border crossing. Leases for our principal properties generally have terms ranging from three to ten years or more and often include options to renew. While some of our leases are month-to-month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.

As of January 31, 2014, we leased or owned the following facilities in the geographic regions indicated:

	Freight Forwarding Facilities		Contract Logistics and Distribution Facilities		Total
	Owned	Leased	Owned	Leased
EMENA	—	118	—	30	148
Americas	—	59	3	37	99
Asia Pacific	2	94	—	27	123
Africa	5	32	—	66	103

Total	7	303	3	160	473

Included in our leased facilities are single-client Contract Logistics and Distribution facilities as well as shared warehouses. In addition to the contract logistics centers reported above, we also manage an additional 67 contract logistics centers located in our clients’ facilities. Additional information regarding our lease commitments, which is incorporated herein by reference, is set forth in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Commitments” in our consolidated financial statements included elsewhere herein.

Item 3.	Legal Proceedings.

In connection with Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB Codification or ASC) Topic 450, Contingencies (ASC 450), we have not accrued for material loss contingencies relating to the investigations and legal proceedings disclosed below because we believe that, although unfavorable outcomes in the investigations or proceedings may be reasonably possible, they are not considered by our management to be probable and reasonably estimable.

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

Industry-Wide Anti-Trust Investigation. On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $4.2 million at January 31, 2014) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court.

In May 2009, we learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, we received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against us, our Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. Due to substantial delays in notifying each of the defendants, we are not required to respond to this proceeding until May 1, 2014 and we are currently preparing our response.

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

We (along with numerous other global logistics providers) were named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). Following a hearing on August 9, 2013, in which no one opposed our settlement, the Court granted final approval of the settlement with us as well as settlements with other logistics providers, which settlement resolved the entire portion of the lawsuit against us. In connection with the settlement, we agreed to pay to the plaintiffs 80.5% of the proceeds we have received and may, in the future, receive as one of the members of a separate class action litigation brought against numerous international air cargo carriers. The settlement provides for no other sources of consideration from us. We do not expect there to be any material impact on our consolidated financial statements as a result of this settlement.

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

Securities Class-Action Lawsuit. On March 17, 2014, a putative securities class action lawsuit was filed against UTi Worldwide Inc. (the “Company”), Eric W. Kirchner and Richard G. Rodick in the United States District Court for the Central District of California, captioned Michael J. Angley, on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner and Richard G. Rodick, No. 5:14-cv-00508, purportedly on behalf of all persons or entities who purchased the Company’s common stock on the open market during the period from December 5, 2013 through February 25, 2014. The complaint generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the Securities Exchange Commission prior to February 26, 2014, material facts relating to the Company’s liquidity position, financial condition, financial covenants and freight forwarding operating system. The complaint seeks unspecified damages and other relief. The Company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit.

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

Price Range of our Ordinary Shares

Our ordinary shares trade on The NASDAQ Global Select Market under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows:

	High	Low
Fiscal Year Ended January 31, 2014:
4th Quarter	17.70	15.00
3rd Quarter	17.62	14.56
2nd Quarter	17.02	14.13
1st Quarter	16.05	13.78

Fiscal Year Ended January 31, 2013:
4th Quarter	15.19	12.31
3rd Quarter	14.99	12.66
2nd Quarter	17.61	13.03
1st Quarter	17.92	14.53

As of March 25, 2014, the approximate number of holders of record of our ordinary shares was 183. We have a substantially greater number of beneficial holders of our ordinary shares, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

During fiscal years 2014 and 2013, we paid an annual cash dividend of $0.06 per ordinary share. Historically, our board of directors has considered the declaration of dividends following the completion of our fiscal year; however, as of the filing date of this Annual Report, no determination has been made with respect to dividends for fiscal 2015. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors that our board of directors deems relevant. Our Articles of Association contain certain limitations regarding the payment of dividends in accordance with the laws of the British Virgin Islands. In addition, our bank credit facilities contain limitations on our ability to pay dividends. We intend to reinvest a substantial portion of our earnings in the development of our business, and no assurance can be given that dividends will be paid to our shareholders at any time in the future.

Limitations on dividends. We are a holding company that relies on dividends, distributions and advances from our subsidiaries to pay dividends on our ordinary shares and meet our financial obligations. The ability of our subsidiaries to pay such amounts to us and our ability to pay dividends and distributions to our shareholders is subject to restrictions including, but not limited to, applicable local laws and limitations contained in our credit facilities and long-term borrowings. Further, our Convertible Preference Shares rank senior to our ordinary shares with respect to dividend rights. Additionally, intercompany payments of dividends, distributions and advances can, in certain circumstances, result in adverse tax effects such as the requirement to pay withholding and corporate income taxes and distribution taxes on dividends and distributions, and can also require, in certain situations, that our subsidiaries make pro-rata payments to the minority interest holders in such entities. In addition, a substantial portion of our cash is located outside the United States in jurisdictions where local law or the terms of agreements binding on the relevant subsidiary makes repatriation difficult, including South Africa and China. As of January 31, 2014, cash balances held in South Africa and China comprised 43% and 13% of our total cash balances, respectively. Further, in general, our subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances. In addition, we currently expect that the cash and cash equivalents held by our non-U.S. subsidiaries will be used primarily to support our international operations, including paying debt service, making capital expenditures and meeting the cash needs of such operations.

Exchange control laws and regulations. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our parent holding company. We believe total net assets which may not be transferred to us in the form of loans, advances, or cash dividends by our subsidiaries without the consent of a third party were approximately 12% of our consolidated total net assets as of the end of January 31, 2014.

Performance Graph

The following graph compares the cumulative total shareholder return on the company’s ordinary shares for the period beginning January 31, 2009 through January 31, 2014 with the cumulative total return on (a) the NASDAQ Composite Index and (b) the NASDAQ Transportation Index. The graph assumes $100 was invested in the company’s ordinary shares and in each of the indices shown and assumes that all of the dividends were reinvested.

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

Transfer Agent and Registrar

Our transfer agent and registrar is Broadridge Corporate Issuer Solutions, Inc., P.O Box 1342, Brentwood, NY 11717.

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

The selected consolidated balance sheet data as of January 31, 2014 and 2013 and the selected consolidated statement of operations data for the fiscal years ended January 31, 2014, 2013, and 2012 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of January 31, 2012, 2011 and 2010 and selected consolidated statement of operations data for the fiscal years ended January 31, 2011 and 2010, have been derived from our audited consolidated financial statements not included in this Annual Report.

The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP).

	Fiscal years ended January 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share amounts)

Revenues(1)	$4,440,880	$4,607,521	$4,914,221	$4,549,773	$3,567,522
Severance and other(2)	29,618	18,039	15,132	—	1,231
Goodwill impairment(3)	—	93,008	—	—	1,562
Intangible assets impairment(4)	—	1,643	5,178	—	—
Operating (loss)/income	(10,168)	(28,295)	128,670	122,716	83,504
Net (loss)/income	(70,922)	(94,040)	78,998	74,623	45,500
Net (loss)/income attributable to UTi Worldwide Inc.(5)	(76,658)	(100,506)	72,533	69,903	41,114

Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders(6)	$(0.73)	$(0.97)	$0.71	$0.70	$0.41

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders(6)	$(0.73)	$(0.97)	$0.70	$0.68	$0.41

Cash dividends declared per common share	$0.06	$0.06	$0.06	$0.06	$0.06

BALANCE SHEET DATA:
Total assets	2,082,062	2,074,057	2,255,649	2,112,705	1,937,546
Total non-current liabilities(7)	319,134	354,804	317,669	148,818	190,363

(1)	Refer to Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report for revenue recognition policy.
(2)	In fiscal years 2014 and 2013, the company incurred employee severance costs of approximately $24.8 million and $12.8 million, respectively, and legal settlement costs of approximately $1.5 million and $5.2 million, respectively. The company incurred facility exit and other costs of approximately $3.3 million for fiscal year 2014. The company did not incur facility exit and other costs for fiscal year 2013. Severance and other totaled $29.6 million and $18.0 million, respectively, for fiscal years 2014 and 2013. Refer to Note 8, “Severance and other,” in our consolidated financial statements included in this Annual Report.
(3)	In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, the company recorded a non-cash charge of $93.0 million, before a related deferred tax benefit of $2.7 million, for impairment of goodwill in the company’s Contract Logistics and Distribution segment. This charge was recorded as the result of continued economic weakness in certain of the regions in which we operate.
(4)	In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, the company performed an evaluation of the recoverability of its long-lived assets and recorded a non-cash impairment charge of $1.6 million for client relationships in the company’s Contract Logistics and Distribution segment. This charge was before a related deferred tax benefit of $0.5 million. The intangible asset impairment relates to the recoverability of value assigned to certain client relationships within one of the company’s pharmaceutical distribution businesses in South Africa.

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

(5)	The company’s net loss for fiscal year 2014 included tax expense of approximately $41.1 million, which exceeded its historically normalized tax rates.
(6)	The figures presented for diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders do not give effect to the shares that the company may be required to issue upon conversion of its Convertible Preference Shares issued in March 2014 (or any pay in-kind dividends) or upon conversion of its 4.50% Convertible Senior Notes due 2019 issued in March 2014.
(7)	On January 25, 2013, we issued $200.0 million (principal amount) of senior notes. These notes were repaid in full in March 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our financial condition, changes in financial condition and results of operations. All amounts stated in this management’s discussion and analysis of financial condition and results of operations are expressed in thousands.

We will discuss and provide our analysis in the following order:

•	Overview

•	Discussion of Operating Results

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Impact of Inflation

•	Critical Accounting Estimates

•	Recent Accounting Pronouncements

•	Reclassifications

Overview

We are an international, non-asset-based supply chain services and solutions company that provides air and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services.

The company’s operations are principally managed by core lines of business. The factors for determining the reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. Our operations are aligned into the following reportable segments: (i) Freight Forwarding and (ii) Contract Logistics and Distribution. Certain corporate costs, enterprise-led costs, and various holding company expenses within the group structure are presented separately.

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and, other than the incentive compensation component thereof, are less flexible in the near term as we must staff to meet uncertain future demand. Staff costs and other operating expenses in our freight forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airfreight or containers for ocean freight, which are most commonly expressed as twenty-foot equivalent units (TEUs).

FY 2015 Refinancing. In fiscal year 2014, we experienced the effects of a lackluster global economy along with difficult operating conditions as reflected in our operating results for the year. During the year we continued to execute our multi-year, technology-enabled, business transformation initiative. This program is aimed at establishing a single set of global processes and systems for our freight forwarding business and our global financial management. It is designed to increase efficiency through the adoption of shared services. In order to achieve this goal, we are deploying enabling technologies to support enterprise master data management, financial management and freight forwarding operations management. Our 1View system is the cornerstone of our transformation efforts and is designed to be a standardized, enterprise-wide IT platform that provides global consistency of service, billing and information.

Although we made substantial progress executing our business transformation initiative during fiscal year 2014, our liquidity and capital resources decreased significantly during fiscal year 2014. This decrease was primarily the result of (i) the net losses we incurred, (ii) capital expenditures associated with our business transformation initiatives, (iii) severance expenses and (iv) invoicing delays, primarily in the U.S., which occurred in connection with implementing our new freight forwarding operating system and global financial system and which led to higher than normal receivables and weaker cash collections. Our operating loss and net loss for fiscal year 2014 were $10.2 million and $76.7 million, respectively, and included approximately $29.6 million pre-tax in severance, restructuring and other costs. While our fourth fiscal quarter is usually a strong quarter for cash flows, as a result of the factors described above, we had net cash used by operating activities for the fourth quarter of fiscal year 2014 of $29.2 million, compared to net cash provided by operating activities of approximately $98.2 million for the fourth quarter of fiscal year 2013. As of January 31, 2014, a substantial portion of our cash was located outside the United States in jurisdictions where local law or the terms of agreements binding on the relevant subsidiary makes repatriation difficult, including China and South Africa. In addition, as of January 31, 2014, we had drawn down substantially all of the availability under our then existing credit facilities, and did not expect to be in compliance with the maintenance covenants in certain of our debt agreements and we were required to obtain waivers of such noncompliance from the necessary lenders and noteholders under such debt agreements.

To address the liquidity and covenant challenges described above, we undertook the following steps during March 2014 (which we refer to collectively as the FY 2015 Refinancing):

•	We completed a private offering of our 4.50% 2019 Notes in the aggregate principal amount of $400.0 million. After deducting fees and expenses, we received net proceeds from the offering of the 2019 Notes of $386.1 million. Currently, the 2019 Notes provide that upon a conversion, we are required to deliver ordinary shares based on the then effective conversion rate. We intend, however, to seek the approval required from our shareholders at our 2014 annual meeting of shareholders in order for to provide us with the option, upon a conversion of the 2019 Notes, to pay or deliver, as the case may be, cash, our ordinary shares or a combination of cash and ordinary shares, at our election. We cannot be certain that our shareholders will grant us the approval we intend to seek. If we do not obtain such approval, then we would be required to deliver ordinary shares upon the conversion of the 2019 Notes.

•

We completed a private offering of our Convertible Preference Shares (the Convertible Preference Shares) to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175.0 million. After giving effect to the issuance of the Convertible Preference Shares, as of the date of this filing, P2 Capital owns approximately 20.4% of our outstanding ordinary shares on an as-converted basis, without giving effect to any payment in-kind of dividends on the Convertible Preference Shares and any future issuances. The Convertible Preference Shares rank senior to our ordinary shares with respect to dividend rights and rights upon our liquidation, winding-up and dissolution. We expect that dividends on the Convertible Preference Shares will be paid in kind quarterly starting on June 1, 2014 until March 1, 2017. If we pay cash dividends on the Convertible Preference Shares, the dividend rate is 8.0%, otherwise the dividend rate is 7.0%. The Convertible Preference Shares are convertible at the holder’s option into our ordinary shares (or a combination of ordinary shares and cash in certain circumstances) at any time after September 5, 2014 (or earlier upon liquidation of the company) based on an initial conversion price of $13.8671. We may, at our option, cause a mandatory conversion of the Convertible Preference Shares if our ordinary shares equal or exceed a certain closing price threshold over a specified trading period at any time following March 1, 2017. In addition, if certain specified fundamental changes occur prior to March 1, 2017, the holders of the Convertible Preference Shares will have the right to convert their Convertible Preferred Shares and be entitled to a fundamental change dividend make-whole amount. Until March 1, 2017, the holders of the Convertible Preference Shares will have pre-emptive rights with respect to certain of the company’s equity securities for so long as they own a number of Convertible Preference Shares convertible into at least 6,309,896 ordinary shares.

Holders of the Convertible Preference Shares may vote on all matters submitted to holders of the company’s ordinary shares on an as-converted basis. The holders of the Convertible Preference Shares are also entitled to vote as a single class on a supermajority basis on certain specified matters affecting the rights of such holders, including the issuance of other preferred shares ranking on parity with or senior to the Convertible Preference Shares. Furthermore, in connection with the Convertible Preference Share offering, (i) we and P2 Capital entered into an amended and restated letter agreement, which amended and restated the terms of a prior letter agreement between the parties relating to various governance and other matters, and (ii) we and certain affiliates of P2 Capital entered into an amended and restated registration rights agreement, which amended and restated the terms of a prior registration rights agreement among the parties.

•	Certain of our U.S. and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (the CitiBank Credit Facility) that provides commitments of $150.0 million, as more fully described below.

•	We (i) repaid all of the $200.0 million aggregate principal amount of our private placement notes issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million, (ii) refinanced indebtedness then outstanding under certain of our previously outstanding credit facilities, and we terminated certain of those credit facilities, and (iii) provided cash collateral of approximately $40.0 million for certain letters of credit and bank guarantees.

•	In connection with the prepayment of the 2013 Notes and the termination of the various credit facilities, in the first quarter of fiscal year 2015 we expect to incur a non-cash charge of $0.8 million related to unamortized loan and note origination costs. For additional information regarding the anticipated future accounting impact of the FY 2015 Refinancing, see “Liquidity and Capital Resources — Anticipated Accounting Impact of the FY 2015 Refinancing.”

We believe the FY 2015 Refinancing has enabled us to address the liquidity challenges we faced and provided us with several key benefits through:

•	Simplifying our capital structure;

•	Increasing our financial and strategic flexibility for our business transformation initiatives;

•	Positioning us for growth as we enter the anticipated final stages of our transformation; and

•	Refinancing our existing debt with a longer-term capital structure.

A number of factors, including those described in Part I. Item 1.A “Risk Factors” and elsewhere in this Annual Report on Form 10-K could, however, adversely impact our results of operations and our liquidity going forward.

Freight Forwarding Operating System. On September 1, 2013, we deployed our global freight forwarding operating system, which we refer to as 1View or the 1View system, in the United States and, as of that date, we considered it ready for its intended use. We implemented the 1View system in additional countries during the fourth quarter of fiscal year 2014 and, as a result, we passed the 50% threshold for the percentage of total freight forwarding shipments on the new system. When we implemented the 1View system in China, South Africa, Peru and Uruguay in March 2014, the percentage of total freight forwarding transactions on the system increased to approximately 72%. As noted above, in certain countries, particularly in the U.S., we experienced invoicing delays immediately following implementation of the freight forwarding operating system, which delays led to higher than normal receivables and weaker cash collections. Although our invoicing processes have been improved, particularly in the United States, we cannot give assurance that we will not face similar issues as we implement the system in additional countries.

Amortization expense with respect to the system began effective September 2013, and accordingly, we recorded amortization expense related to the new system of approximately $8.2 million during the fiscal year ended January 31, 2014. Going forward, we expect that we will incur additional amortization expense over a seven-year useful life for our 1View system, which we expect will be approximately $21.8 million per year, or $5.4 million per fiscal quarter. If the implementation of our 1View system is delayed from our current expectations, our cash requirements are likely to be higher than we currently anticipate. In addition, delays will make it more difficult for us to run our business and generate cash from operations. Further, because the macroeconomic and freight environments continue to be challenging, and we have encountered delays and difficulty implementing our business transformation initiatives, it is difficult to estimate our ongoing cash requirements and they could be higher if the environment is worse than we expect.

Matters Impacting First Fiscal Quarter 2015 and Full Fiscal Year 2015. We believe the macroeconomic and freight environments will continue to be challenging during fiscal year 2015. Although we experienced increased activity in both our freight forwarding and contract logistics and distribution segments during the second half of fiscal year 2014, it is unclear whether this improvement will be sustainable in the future. In addition, pricing remains under pressure, and we expect this to be the case for the foreseeable future. Furthermore, we expect to continue to incur losses for the next several quarters.

Seasonally the first fiscal quarter is typically our weakest financial quarter on the basis of Revenue, Net Revenue and Operating Profits. In addition to normal seasonality issues, we believe our operating results for the first fiscal quarter of 2015 will be negatively impacted by the continued effect of a number of factors that affected our fiscal year 2014 results, including pricing pressures, severance costs associated with our ongoing business transformation initiative, an increase in receivables, amortization expense associated with the implementation of our 1View system, and our higher than historically normalized tax rate. We anticipate that certain of these items will continue to compress our margins and lead to cash usage in our operations through at least the first quarter of the 2015 fiscal year. Our results will also likely be negatively impacted by the South African Rand to US dollar exchange rate, which has fluctuated widely over the past six months and decreased in value significantly during our fourth fiscal quarter of fiscal 2014, as well as the recent declines in values of other emerging market currencies.

We expect costs associated with the implementation of our 1View system to negatively impact our operating results through at least the first half of fiscal year 2015. This is due, in part, to the fact that in order to achieve the full benefits of our 1View system, the system needs to be implemented in both the country of shipment origin and shipment destination and that the costs associated with implementation are duplicative of existing costs until both origin and destination countries utilize the 1View system.

We have achieved a significant amount of gross cost savings in fiscal year 2014. We continue to expect to realize additional gross cost savings during fiscal year 2015. We also currently expect to incur an aggregate of approximately $15.0 million in duplicative and implementation costs during fiscal year 2015 related to our business transformation initiatives. This does not include severance costs. We expect severance and other costs to be approximately $18.0 million to $20.0 million in fiscal year 2015. Our actual costs in fiscal 2015 may exceed our estimated costs.

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

We provide airfreight forwarding services in two principal forms (i) as an indirect carrier, and occasionally (ii) as an authorized agent for airlines. When we act as an indirect carrier with respect to shipments of freight, we typically issue a House Airway Bill (HAWB) upon instruction from our client (the shipper). The HAWB serves as the contract of carriage between us and the shipper. When we tender freight to the airline (the direct carrier), we receive a Master Airway Bill. The Master Airway Bill serves as the contract of carriage between us and the air carrier. Because we provide services across a broad range of clients on commonly traveled trade lanes, when we act as an indirect carrier we typically consolidate individual shipments into larger shipments, optimizing weight and volume combinations for lower-cost shipments on a consolidated basis. We typically act as an indirect carrier with respect to shipments tendered to the company by our clients, however, in certain circumstances, we occasionally act as an authorized agent for airlines. In such circumstances, we are not an indirect carrier and do not issue a HAWB, but rather we arrange for the transportation of individual shipments directly with the airline. In these instances, as compensation for arrangement for these shipments, the carriers pay us a management fee.

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

A significant portion of our expenses are variable and adjust to reflect the level of our business activities. Other than purchased transportation costs, staff costs are our single largest variable expense and, other than the incentive compensation component thereof, they are generally less flexible than purchased transportation costs in the near term as we must staff to meet uncertain future demand. Staff costs and other operating expenses in our Freight Forwarding segment are largely driven by total shipment counts rather than volumes stated in kilograms for airfreight or containers for ocean freight, which are most commonly expressed as TEUs.

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

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2014 and fiscal 2013 compared to the respective prior fiscal years. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in Part I, Item 1A under the heading, “Risk Factors,” and elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement, except as required by law. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with U.S. GAAP.

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

We believe that for our Freight Forwarding segment, net revenues (a non-GAAP financial measure we use to describe revenues less purchased transportation costs) are a better measure of growth in our freight forwarding business than revenues because our revenues and our purchased transportation costs for our services as an indirect air and ocean carrier include the carriers’ charges to us for carriage of the shipment. Our revenues and purchased transportation costs are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenues are determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Revenues derived from freight forwarding generally are shared between the points of origin and destination, based on a standard formula. Our revenues in our other capacities includes only management fees earned by us and are substantially similar to net revenues for the Freight Forwarding segment in this respect.

As a result of the implementation of the Company’s new freight forwarding operating system in certain of its operating locations, differences in classification exist between the presentation of product line revenue and purchase transportation cost information for the year ended January 31, 2014 as compared to the same categories for the years ended January 31, 2013 and 2012. This is the result of the Company’s new freight forwarding operating system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to ocean-freight import shipments where the Company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and now such activities are recognized in the customs brokerage product. The amount of the differences in classification for the respective periods presented is not readily available and significant effort and excessive cost would be involved in classifying the individual transactions in the legacy applications in a consistent manner with the new operating system making conforming changes impracticable. Accordingly, the comparability of the product line information for the periods presented has been impacted and will be impacted in the near-term as the Company completes the implementation of its new freight forwarding operating system.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. Our revenues and operating income by operating segment for the fiscal years ended January 31, 2014, 2013 and 2012, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013

Freight Forwarding

	Freight Forwarding Fiscal years ended January 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$1,345,462	$1,443,740	$(98,278)	(7)%
Ocean freight forwarding	1,253,219	1,267,134	(13,915)	(1)
Customs brokerage	146,499	117,629	28,870	25
Other	251,595	265,905	(14,310)	(5)

Total revenues	2,996,775	3,094,408	(97,633)	(3)

Purchased transportation costs:
Airfreight forwarding	1,048,627	1,128,043	(79,416)	(7)
Ocean freight forwarding	1,046,613	1,064,081	(17,468)	(2)
Customs brokerage	22,444	5,289	17,155	324
Other	172,393	187,284	(14,891)	(8)

Total purchased transportations costs	2,290,077	2,384,697	(94,620)	(4)

Net revenues:
Airfreight forwarding	296,835	315,697	(18,862)	(6)
Ocean freight forwarding	206,606	203,053	3,553	2
Customs brokerage	124,055	112,340	11,715	10
Other	79,202	78,621	581	1

Total net revenues	706,698	709,711	(3,013)	—

Yields:
Airfreight forwarding	22.1%	21.9%
Ocean freight forwarding	16.5%	16.0%

Staff costs	432,274	420,140	12,134	3
Depreciation	16,988	16,369	619	4
Amortization of intangible assets	12,688	4,116	8,572	208
Severance and other	13,894	6,029	7,865	130
Other operating expenses	194,460	190,253	4,207	2

Operating income	$36,394	$72,804	$(36,409)	(50)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $98.3 million, or 7%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $88.1 million, or 6%. Our results for airfreight and our other products and segments for fiscal 2013 were negatively impacted by a weaker euro and South African rand (ZAR) compared to the U.S. Dollar, in fiscal 2014, when compared to the effective exchange rates in fiscal 2013. When the effects of foreign currency fluctuations are excluded, a decline in our selling rates caused in part by lower carrier rates adversely impacted our airfreight forwarding revenues in fiscal 2014 by $108.3 million when compared to fiscal 2013. This decrease was partially offset by (i) an increase of $19.2 million caused by an increase of airfreight forwarding volumes measured in terms of total kilograms, and (ii) a slight increase of $1.0 million caused by increased fuel surcharges. Airfreight forwarding volumes measured in terms of total kilograms increased 2% for fiscal 2014, compared to fiscal 2013.

Airfreight forwarding net revenues decreased $18.9 million, or 6%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $14.3 million, or 5%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. When the effects of foreign currency fluctuations are excluded, a decline in our selling rates which exceeded the corresponding decline in the rates charged to us by the carriers caused a decrease of $20.1 million in our airfreight forwarding net revenues. Partially offsetting this decline was an increase of $5.8 million (excluding the effects of foreign currency fluctuations) which was caused by an increase of airfreight forwarding volumes measured in kilograms.

Airfreight yields for fiscal 2014 and fiscal 2013 were 22.1% and 21.9%, respectively. Airfreight yields for the fourth quarters of fiscal 2014 and 2013 were 19.7% and 21.1%, respectively. On a sequential basis compared to the third quarter of fiscal 2014, airfreight yields of 19.7% represented a 350 basis point decrease compared to 23.2%.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $13.9 million, or 1%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $43.4 million. When the effects of foreign currency fluctuations are excluded, an increase of $124.6 million was caused by increased ocean freight volumes. Ocean freight volumes, as expressed in TEUs, increased 11% during fiscal 2014, compared to fiscal 2013. Partially offsetting this increase was a decrease in ocean freight forwarding revenues of $81.2 million (excluding the effects of foreign currency fluctuations) stemming from decreased selling rates caused primarily by decreased carrier rates.

Ocean freight forwarding net revenues increased $3.6 million, or 2%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $6.9 million, or 3%. When the effects of foreign currency fluctuations are excluded, an increase of $19.9 million (net of the reclassification described more fully below) was attributable to the increase in ocean freight volumes as ocean freight TEUs increased approximately 11% for fiscal 2014, compared to fiscal 2013. This increase was partially offset by a decrease in ocean freight forwarding, net revenues of $13.0 million caused by a decline in yields, measured as the difference between our selling rates and the carrier rates incurred by us.

Ocean freight yields for fiscal 2014 and fiscal 2013 were 16.5% and 16.0%, respectively. Ocean freight yields for the fourth quarters of fiscal 2014 and 2013 were 17.3% and 16.1%, respectively. On a sequential basis compared to the third quarter of fiscal 2014, airfreight yields of 17.3% represented a 80 basis point increase compared to 16.5%.

Customs Brokerage and Other. Customs brokerage revenues increased $28.9 million, or 25%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $36.3 million, or 31%. The increase in customs brokerage revenues was due in part to product line reclassifications discussed more fully below, and partially due to an 8% increase in the total number of clearances combined with an increase in the revenue received per clearance. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $14.3 million, or 5%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $2.2 million, or 1%.

As a result of the implementation of the Company’s new freight forwarding operating system in certain of its operating locations, differences in classification exist between the presentation of product line revenue and purchase transportation cost information for the year ended January 31, 2014 as compared to the same categories for the years ended January 31, 2013 and 2012. This is the result of the Company’s new freight forwarding operating system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to ocean-freight import shipments whereby the Company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and now they are recognized in the customs brokerage product.

Customs brokerage net revenues increased $11.7 million, or 10%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $19.2 million, or 17%. Other freight forwarding related net revenues increased $0.6 million, or 1%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding net revenues increased $2.5 million, or 3%. The increase in customs brokerage net revenues was largely driven by the increase in customs brokerage revenues described above.

Staff Costs. Staff costs in our freight forwarding segment increased $12.1 million, or 3%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, staff costs increased $21.1 million, or 5%. As a percentage of freight forwarding segment revenues, staff costs were approximately 14% for fiscal 2014 and fiscal 2013, respectively. Movements of staff costs in our freight forwarding segment are often largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs. The increase of staff costs is due in part to duplication of costs associated with the deployment of our new freight forwarding operating system. We expect such duplicated costs to be removed during our fiscal 2015, as we expect to complete the deployment and stabilization phases of the system.

Amortization of Intangible Assets. Amortization expense in our freight forwarding segment increased $8.6 million, or 208%, for fiscal 2014, compared to fiscal 2013. On September 1, 2013, we deployed our global freight forwarding operating system in the United States and, as of that date, we considered it ready for its intended use. We began amortization, of the new system at that time. Included in amortization expense for the fiscal 2014 is amortization expense of $8.2 million, representing amortization of $1.6 million per month.

Severance and Other. During fiscal 2014, we incurred severance and other costs in the freight forwarding segment of $13.9 million, comprised primarily of severance charges. These charges were primarily related to our business transformation initiatives, which include redefining business processes, developing our next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. These charges in the freight forwarding segment were $6.0 million during fiscal 2013. Although a formal plan of termination has not been adopted pursuant to ASC 420, Exit or Disposal Cost Obligations or ASC 715, Compensation — Retirement Benefits, the company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015.

Other Operating Expenses. Other operating expenses in the freight forwarding segment decreased $4.2 million, or 2%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $8.9 million, or 5%. Movements of other operating expenses in our freight forwarding segment are largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs.

Contract Logistics and Distribution

	Contract Logistics and Distribution Fiscal years ended January 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Contract logistics	$741,779	$785,733	$(43,954)	(6)%
Distribution	588,121	588,794	(673)	—
Other	114,205	138,586	(24,381)	(18)

Total revenues	1,444,105	1,513,113	(69,008)	(5)

Purchased transportation costs:
Contract logistics	179,320	200,578	(21,258)	(11)
Distribution	409,664	397,872	11,792	3
Other	36,914	37,841	(927)	(2)

Total purchased transportations costs	625,898	636,291	(10,393)	(2)

Staff costs	417,186	440,459	(23,273)	(5)
Depreciation	31,511	29,417	2,094	7
Amortization of intangible assets	4,709	5,986	(1,277)	(21)
Severance and other	12,244	9,680	2,564	26
Goodwill impairment	—	93,008	(93,008)	(100)
Intangible assets impairment	—	1,643	(1,643)	(100)
Other operating expenses	316,033	336,144	(20,111)	(6)

Operating income/(loss)	$36,524	$(39,515)	$76,039	192%

Contract Logistics. Contract logistics revenues decreased $44.0 million, or 6%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues decreased $19.9 million, or 3%. The decrease is primarily due to slightly reduced contract logistics volumes and inventory sourcing activities compared to the corresponding prior year period when considered on a company-wide basis. While volumes in our Asia Pacific region increased during fiscal 2014, these increases were offset by decreases in volumes in our Americas and EMENA regions during the year. As of January 31, 2014, we operated 230 contract logistics and distribution facilities, including leased facilitates and those managed from client facilities. This compares to 245 contract logistics and distribution facilities as of January 31, 2013.

Contract logistics purchased transportation costs decreased $21.3 million, or 11%, for fiscal 2014 compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, contract logistics purchased transportation costs decreased $18.5 million, or 9%, due primarily to reduced inventory sourcing activities. We attribute the decline in contract logistics purchased transportation costs primarily to the reduced contract logistics volumes and inventory sourcing activities in fiscal 2014 compared to the corresponding prior year period. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment also include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. Revenues from these sourcing activities decreased $19.5 million, or 16%, during fiscal 2014 when compared to fiscal 2013.

Distribution. Distribution revenues for fiscal 2014 were comparable to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $25.3 million, or 4%. Distribution purchased transportation costs increased $11.8 million, or 3%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $20.9 million, or 5%.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $23.3 million, or 5%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, staff costs decreased $4.1 million, or 1%. Excluding the effects of foreign currency fluctuations, staff costs decreased primarily as a result of exited facilities and reduced client volumes in Europe, which were partially offset by higher volumes in the Americas.

Severance and Other. During fiscal 2014, we incurred severance and other costs of $12.2 million in the Contract Logistics and Distribution segment, which was comprised of severance charges, facility exit costs and legal settlements of $7.4 million, $3.3 million and $1.5 million, respectively. Amounts charged for severance and exit costs during fiscal 2013 totaled $9.7 million.

Goodwill Impairment. There were no charges for goodwill impairment during fiscal 2014. In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, we recorded a non-cash charge of $93.0 million, before a related deferred tax benefit of $2.7 million, for impairment of goodwill in the company’s Contract Logistics and Distribution segment. This charge was recorded as the result of continued economic weakness in certain of the regions in which we operate.

Intangible Assets Impairment. There were no charges for intangible asset impairment during fiscal 2014. In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, we performed an evaluation of the recoverability of our long-lived assets and recorded a non-cash impairment charge of $1.6 million for client relationships in the Contract Logistics and Distribution segment. The impairment relates to the recoverability of value assigned to certain client relationships within one of the company’s pharmaceutical distribution businesses in South Africa.

Other Operating Expenses. Other operating expenses in the Contract Logistics and Distribution segment decreased $20.1 million, or 6%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $3.6 million, or 1%. The increase in other operating expenses (excluding foreign currency fluctuations) was primarily due to increased volumes over the comparative prior year period.

Corporate

Staff Costs. Staff costs at corporate were $36.3 million for fiscal 2014, compared to $33.9 million for fiscal 2013. The increase in staff costs at corporate was primarily due to our continuing organizational realignment associated with our business transformation initiative, where resources have been transferred from local and regional roles to corporate led functions. Other operating expenses at corporate were $36.9 million for fiscal 2014, compared to $20.1 million for fiscal 2013. The increase in other operating expenses was primarily due to increased costs associated with our business transformation, as well as increases in professional service costs and insurance expense.

Severance and Other. We incurred severance and other costs of $3.5 million for fiscal 2014, compared to $2.3 million for fiscal 2013 in our corporate segment, which was comprised primarily of severance charges.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $200.0 million of principal amount was outstanding as of January 31, 2014, and our capital lease obligations. Interest income increased $0.1 million, and interest expense increased $3.7 million, for fiscal 2014, compared to fiscal 2013. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other income and expenses, net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and withholding taxes and various other taxes not related to income taxes. Other expense, net of income, was $2.7 million for fiscal 2014, compared to $0.4 million for fiscal 2013.

Provision for income taxes. Our effective income tax rate for fiscal 2014 was 137.6% compared to 123% in fiscal 2013. Our provision for income taxes in fiscal 2014 was $41.1 million based on a pretax loss of $29.8 million compared to our provision for income taxes in fiscal 2013 of $51.9 million based on a pretax loss of $42.1 million. The factors contributing to the decrease in our provision for income taxes in absolute dollars year over year were primarily: (i) the non-deductible goodwill impairment recorded in fiscal 2013 that did not occur in fiscal 2014 and which decreased our provision by $34.4 million, and (ii) the release of uncertain tax positions in fiscal 2014 which decreased our provision by $2.6 million. These amounts were partially offset by (i) higher valuation allowances recorded in various jurisdictions, which increased our provision year over year by $2.7 million, (ii) the additional deferred tax asset of $8.9 million that was recorded in fiscal 2013 for the amalgamation of the company’s subsidiaries in Spain, (iii) decreased profitability across various jurisdictions in fiscal 2014 relative to fiscal 2013, which increased our provision by $13.2 million and (iv) other changes that had the effect of increasing our provision by $1.4 million.

Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $5.7 million for fiscal 2014, compared to $6.5 million for fiscal 2013.

Fiscal Year Ended January 31, 2013 Compared to Fiscal Year Ended January 31, 2012

Freight Forwarding

	Freight Forwarding Fiscal years ended January 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$1,443,740	$1,725,537	$(281,797)	(16)%
Ocean freight forwarding	1,267,134	1,230,032	37,102	3
Customs brokerage	117,629	124,777	(7,148)	(6)
Other	265,905	303,989	(38,084)	(13)

Total revenues	3,094,408	3,384,335	(289,927)	(9)

Purchased transportation costs:
Airfreight forwarding	1,128,043	1,353,633	(225,590)	(17)
Ocean freight forwarding	1,064,081	1,020,138	43,943	4
Customs brokerage	5,289	5,159	130	3
Other	187,284	220,757	(33,473)	(15)

Total purchased transportations costs	2,384,697	2,599,687	(214,990)	(8)

Net revenues:
Airfreight forwarding	315,697	371,904	(56,207)	(15)
Ocean freight forwarding	203,053	209,894	(6,841)	(3)
Customs brokerage	112,340	119,618	(7,278)	(6)
Other	78,621	83,232	(4,611)	(6)

Total net revenues	709,711	784,648	(74,937)	(10)

Yields:
Airfreight forwarding	21.9%	21.6%
Ocean freight forwarding	16.0%	17.1%

Staff costs	420,140	443,960	(23,820)	(5)
Depreciation	16,369	17,300	(931)	(5)
Amortization of intangible assets	4,116	4,398	(282)	(6)
Severance and other	6,029	5,555	474	9
Other operating expenses	190,253	196,885	(6,632)	(3)

Operating income	$72,804	$116,550	$(43,746)	(38)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $281.8 million, or 16%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $222.6 million, or 13%. Our results for airfreight and our other products and segments for fiscal 2013 were negatively impacted by a weaker euro and South African rand (ZAR), compared to the U.S. Dollar, in fiscal 2013, when compared to the effective exchange rates in fiscal 2012. When the effects of foreign currency fluctuations are excluded, (i) $127.9 million of the decrease in airfreight forwarding revenues was attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms), (ii) $27.7 million of the decrease was attributable to reduced fuel surcharges and (iii) $67.0 million of the decrease was attributable to a decline of our selling rates, which decline was caused in part by lower carrier rates incurred by us.

Airfreight forwarding volumes decreased 10% for fiscal 2013, compared to fiscal 2012, reflecting a continued weak airfreight environment in fiscal 2013 compared to the prior year. On a sequential basis, airfreight tonnage improved 1% for the fourth quarter of fiscal 2013 compared to the third quarter of fiscal 2013.

Airfreight forwarding net revenues decreased $56.2 million, or 15%, for fiscal 2013, compared to fiscal 2012; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $42.4 million, or 11%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $42.4 million decline in airfreight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused primarily by declining airfreight forwarding volumes, offset somewhat by an improvement in yields.

Airfreight yields for fiscal 2013 and fiscal 2012 were 21.9% and 21.6%, respectively. Airfreight yields for the fourth quarters of fiscal 2013 and 2012 were 21.4% and 22.4%, respectively. On a sequential basis compared to the third quarter of fiscal 2013, airfreight yields of 21.4% represented a 170 basis point decrease compared to 23.1%.

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

Ocean freight yields for the fourth quarters of fiscal 2013 and 2012 were 16.0% and 18.1%, respectively. On a sequential basis compared to the third quarter of fiscal 2013, airfreight yields of 16.0% were comparable for both periods.

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

Severance and Other. During fiscal 2013 and 2012, we incurred severance and other costs in our Freight Forwarding segment of approximately $6.0 million and $5.6 million, respectively, comprised primarily of severance charges. These charges were primarily related to our business transformation initiatives, which include redefining business processes, developing our next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis. Although a formal plan of termination has not been adopted pursuant to ASC 420, Exit or Disposal Cost Obligations or ASC 715, Compensation — Retirement Benefits, the company expects to incur severance costs related to these transformation activities through the fiscal year ending January 31, 2015.

Other Operating Expenses. Other operating expenses in our Freight Forwarding segment decreased $6.6 million, or 3%, for fiscal 2013, compared to fiscal 2012. Excluding the effects of foreign currency fluctuations, other operating expenses in the Freight Forwarding segment increased $3.5 million, or 2% in fiscal 2013 compared to the prior year. As with staff costs, movements of other operating expenses in our freight forwarding segment are largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs.

Contract Logistics and Distribution

	Contract Logistics and Distribution Fiscal years ended January 31,
	2013	2012	Change Amount	Change Percentage
Revenues:
Contract logistics	$785,733	$824,962	$(39,229)	(5)%
Distribution	588,794	548,733	40,061	7
Other	138,586	156,191	(17,605)	(11)

Total revenues	1,513,113	1,529,886	(16,773)	(1)

Purchased transportation costs:
Contract logistics	200,578	199,765	813	—
Distribution	397,872	372,930	24,942	7
Other	37,841	37,970	(129)	—

Total purchased transportations costs	636,291	610,665	25,626	4

Staff costs	440,459	465,669	(25,210)	(5)
Depreciation	29,417	28,417	1,000	4
Amortization of intangible assets	5,986	8,943	(2,957)	(33)
Severance and other	9,680	5,653	4,027	71
Goodwill impairment	93,008	—	93,008	100
Intangible assets impairment	1,643	5,178	(3,535)	(68)
Other operating expenses	336,144	336,431	(287)	—

Operating (loss)/income	$(39,515)	$68,930	$(108,445)	(157)%

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

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our senior unsecured guaranteed notes, of which $200.0 million of principal was outstanding as of January 31, 2013, and our capital lease obligations. Interest income decreased $1.1 million, or 6%, and interest expense decreased $1.4 million, or 4%, for fiscal 2013, compared to fiscal 2012. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

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

Provision for Income Taxes. Our effective income tax rate for fiscal 2013 was impacted by several items unique to the fourth quarter of fiscal 2013, including, but not limited to goodwill and intangible asset impairment and valuation allowances discrete to the fourth quarter. Our effective income tax rate was 31.6% for fiscal 2012. Our provision for income taxes in fiscal 2013 was $51.9 million based on pretax loss of $42.1 million compared to our provision for income taxes in fiscal 2012 of $35.7 million based on pretax income of $114.6 million. The factors attributable to increasing our provision for income taxes in absolute dollars year over year were primarily (i) the non-deductible goodwill impairment recorded in fiscal 2013 which increased our provision by $33.5 million, (ii) higher valuation allowance recorded in certain jurisdictions which increased our provision year over year by $37.2 million, when excluding the Spain matter discussed below, partially offset by (iii) the change in profitability in fiscal 2013 relative to fiscal 2012 across various jurisdictions which decreased our provision by $51.5 million, and (iv) other changes which had the effect of decreasing our provision by $3.0 million.

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

	Fiscal years ended January 31,
	2014			2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$861,331	$224,901	$1,086,232	$909,436	$231,937	$1,141,373	$1,041,126	$222,558	$1,263,684
Americas	664,803	790,876	1,455,679	750,324	800,522	1,550,846	753,999	844,244	1,598,243
Asia Pacific	1,000,697	80,036	1,080,733	970,084	71,999	1,042,083	1,083,718	61,509	1,145,227
Africa	469,944	348,292	818,236	464,564	408,655	873,219	505,492	401,575	907,067

Total	$2,996,775	$1,444,105	$4,440,880	$3,094,408	$1,513,113	$4,607,521	$3,384,335	$1,529,886	$4,914,221

	Fiscal years ended January 31,
	2014			2013			2012
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$237,967	$131,893	$369,860	$229,951	$135,467	$365,418	$268,205	$152,107	$420,312
Americas	178,154	353,108	531,262	184,608	359,102	543,710	191,405	395,428	586,833
Asia Pacific	194,984	53,201	248,185	189,092	47,185	236,277	212,943	39,446	252,389
Africa	95,593	280,005	375,598	106,060	335,068	441,128	112,095	332,240	444,335

Total	$706,698	$818,207	$1,524,905	$709,711	$876,822	$1,586,533	$784,648	$919,221	$1,703,869

Revenues and Purchased Transportation Costs by Service Line. The following table shows revenues and purchased transportation costs attributable to the company’s principal services.

	Fiscal years ended January 31,
	2014	2013	2012
Revenues:
Airfreight forwarding	$1,345,462	$1,443,740	$1,725,537
Ocean freight forwarding	1,253,219	1,267,134	1,230,032
Customs brokerage	146,499	117,629	124,777
Contract logistics	741,779	785,733	824,962
Distribution	588,121	588,794	548,733
Other	365,800	404,491	460,180

Total	$4,440,880	$4,607,521	$4,914,221

Purchased transportation costs:
Airfreight forwarding	$1,048,627	$1,128,043	$1,353,633
Ocean freight forwarding	1,046,613	1,064,081	1,020,138
Customs brokerage	22,444	5,289	5,159
Contract logistics	179,320	200,578	199,765
Distribution	409,664	397,872	372,930
Other	209,307	225,125	258,727

Total	$2,915,975	$3,020,988	$3,210,352

Income Statement as a Percentage of Total Revenues. The following table shows the relative portion of our revenues and purchased transportation costs by service line, as well as our operating and other income and expenses for the periods presented, expressed as a percentage of total revenues.

	Fiscal years ended January 31,
	2014	2013		2012
Revenues:
Airfreight forwarding	30%	31%		35%
Ocean freight forwarding	28	28		25
Customs brokerage	3	3		3
Contract logistics	17	17		17
Distribution	13	13		11
Other	9	8		9

Total revenues	100	100		100

Purchased transportation costs:
Airfreight forwarding	24	25		28
Ocean freight forwarding	24	23		21
Customs brokerage	1		*		*
Contract logistics	4	4		4
Distribution	9	9		8
Other	5	5		5

Total purchased transportation costs	67	66		66

Staff costs	20	19		19
Depreciation	1	1		1
Amortization of intangible assets	*		*		*
Severance and other	1		*		*
Other operating expenses	12	13		11

Total operating expenses	101	101		97

Operating (loss)/income	(1)	(1)		3
Interest income	*		*		*
Interest expense	(1)	(1)		(1)
Other expense, net	*		*		*

Pretax (loss)/income	(2)	(2)		2
Provision for income taxes	1	1		1

Net (loss)/income	(3)	(3)		1
Net income attributable to non-controlling interests	*		*		*

Net (loss)/income attributable to UTi Worldwide Inc.	(3)%	(3)%		1%

*	Less than one percent.

Liquidity and Capital Resources

As disclosed previously, in fiscal year 2014 we experienced the effects of a lackluster global economy along with difficult operating conditions as reflected in our operating results for the year. Our liquidity and capital resources decreased significantly during fiscal year 2014, primarily as the result of (i) the net losses we incurred, (ii) capital expenditures associated with our business transformation initiatives, (iii) severance expenses and (iv) invoicing delays, primarily in the U.S., which occurred in connection with implementing our new freight forwarding operating system and global financial system and which led to higher than normal receivables and weaker cash collections. Our operating loss and net loss for fiscal year 2014 were $10.2 million and $76.7 million, respectively, and included approximately $29.6 million of pre-tax severance, restructuring and other costs. While our fourth fiscal quarter is usually a strong quarter for cash flows, as a result of these factors we had net cash used by operating activities for the fourth quarter of fiscal year 2014 of $29.2 million, compared to net cash provided by operating activities of approximately $98.2 million for the fourth quarter of fiscal year 2013. To address the decline in our liquidity and capital resources, in the first quarter of fiscal 2015 we completed the FY 2015 Refinancing as discussed above under “Overview- FY 2015 Refinancing.”

Client agreements involving cash. The company has entered into agreements with certain of its South African pharmaceutical distribution clients specifying the use of designated cash accounts for receivables collections from the end-recipients. In these circumstances, pursuant to the agreements with our clients and for a nominal fee, we manage our client’s collections and cash application functions, under credit terms and conditions mandated by our clients. Under these arrangements, we bill the end-recipients of the products we distribute from our warehouses on behalf of our clients. We are not obligated to remit cash receipts to our clients until such billings are recovered by us and we typically remit such billings to our clients within two to seven days subsequent to our receipt of cash from the end recipients. Although the company is required under these contracts to use such cash accounts for cash activity related to these clients, the company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $33.6 million and $27.6 million, at January 31, 2014 and 2013, respectively, and are included in cash and cash equivalents, with corresponding liabilities included in accounts payable, in the accompanying consolidated balance sheets. These activities do not have a material impact on the company’s liquidity requirements.

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

Foreign currency translation gains and losses. Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income or loss in shareholders’ equity. The company has historically not attempted to hedge this equity risk. Other comprehensive losses and income resulting from foreign currency translation adjustments, net of tax and other adjustments, were unrealized losses of $51.0 million, $36.4 million and $20.9 million, for the fiscal years ended January 31, 2014, 2013, and 2012, respectively.

Seasonality. The company’s primary source of liquidity is the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our freight forwarding segment and availability under our various credit facilities. The company typically experiences increased activity associated with its peak season, generally during the second and third fiscal quarters, requiring significant client disbursements. During the second quarter and the first half of the third quarter, this seasonal growth in client receivables tends to consume available cash. Historically the second half of the third quarter and the fourth quarter tended to generate significant cash as cash collections usually exceed client cash disbursements. However, due to the factors discussed previously under “Overview – FY 2015 Refinancing”, net cash used by operating activities for the fourth quarter of fiscal year 2014 was $29.2 million compared to net cash provided by operating activities of approximately $98.2 million for the fourth quarter of fiscal year 2013. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash. Near term cash generation and usage patterns may be different than those experienced in prior quarters due to the factors discussed previously under “Overview – FY 2015 Refinancing.”

Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013

As of January 31, 2014, our cash and cash equivalents totaled $204.4 million, representing a decrease of $32.9 million from January 31, 2013, the reasons for which are discussed below.

Cash Used In Operating Activities. For the fiscal year ended January 31, 2014, net cash used in operating activities was $98.1 million. Results of operations, after non-cash adjustments to the net loss, contributed $43.0 million to cash flows provided by operating activities, which, compared to a contribution of $100.9 million as computed on the same basis for the fiscal year ended January 31, 2013, reflecting lower profitability from the company’s businesses in fiscal 2014 compared to fiscal 2013. The contribution for the fiscal year ended January 31, 2014 was offset by adverse changes in operating assets and liabilities, including accounts receivables and accounts payable; such changes together contributed to a cash outflow of $141.1 million. Accounts receivable and other current assets increased, causing a cash outflow of $168.6 million, such outflow was partially offset by a decrease (cash inflow) of accounts payable and other current liabilities of $27.5 million.

For the fiscal year ended January 31, 2013, net cash provided by operating activities was $40.8 million. Results of operations, after non-cash adjustments to net income, contributed approximately $100.9 million to cash flows provided by operating activities. This contribution was offset by adverse changes in operating assets and liabilities, including accounts receivable and accounts payable; such changes together contributed to a cash outflow of $60.1 million.

Accounts receivables and accounts payable are impacted by items included in revenue and expenses, respectively, and also by billings and disbursements of pass-through items for customs duties and taxes, which are not included in revenue and expense on our consolidated statement of operations. A roll forward schedule of such activity for the fiscal years ended January 31, 2014 and 2013, respectively, is below:

Trade Receivables	Fiscal years ended January 31,
	2014	2013

Beginning balance	$898,809	$947,480

Billings:
Revenues	4,440,880	4,607,521
Billings for pass-through items	4,167,319	4,102,675

Gross billings	8,608,199	8,710,196
Amounts collected	(8,785,097)	(8,708,635)

Net cash outflow/(inflow) from billings and collections	176,898	(1,561)
Foreign currency translation and other	(97,822)	(47,110)

Ending balance	$977,885	$898,809

Trade Payables	Fiscal years ended January 31,
	2014	2013

Beginning balance	$596,834	$649,939

Disbursements:
Purchased transportation costs	2,915,975	3,020,988
Pass-through items	4,167,319	4,102,675

Total accruals	7,083,294	7,123,663
Amounts paid	(7,104,866)	(7,111,792)

Net cash inflow/(outflow) from accruals and payments	21,572	(11,871)
Foreign currency translation and other	(56,311)	(41,234)

Ending balance	$562,095	$596,834

Variances of customs duties and taxes are primarily attributable to variances in the number of clearances and the value of goods imported over the comparable periods. The increase in these advances after excluding the effects of foreign currency translation and subsequent collection activity related to customs duties and taxes, had a relatively unfavorable impact on our net cash generated from operating activities in fiscal 2014, compared to the impact for fiscal 2013, when such cash flows are compared to net (loss)/income.

Cash Used in Investing Activities. Cash used in investing activities for the fiscal years ended January 31, 2014 and 2013 was $81.9 million and $82.9 million, respectively. In fiscal 2014, we used $34.0 million of cash relating to business transformation initiatives, as compared to $36.7 million for fiscal 2013. Cash used for other capital expenditures during fiscal 2014 was approximately $47.1 million, consisting primarily of computer hardware and furniture, fixtures and equipment. This compares to cash used for other capital expenditures during fiscal 2013 of approximately $49.7 million. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. We currently expect to incur an aggregate of approximately $60.0 million for cash capital expenditures for fiscal 2015, including an aggregate of approximately $10.0 million, related to our business transformation initiatives.

Cash Used in Financing Activities. Our financing activities during fiscal 2014 provided $174.4 million of cash. Proceeds included borrowings from bank lines of credit and the issuance of long term borrowings of $438.2 million and $4.6 million, respectively, a net increase in short-term credit facilities of $20.4 million, net short term borrowings of $6.7 million, and net proceeds from the issuance of ordinary shares of $4.2 million. Usages of cash included repayments of bank lines of credit and long term borrowings, totaling $275.2 million, repayments of capital lease obligations totaling $12.7 million, dividends paid of $6.3 million, and other net usages of cash of $5.5 million.

Our financing activities during fiscal 2013 used $20.2 million of cash. Usages of cash included repayments of bank lines of credit and long term borrowings, totaling $511.9 million, repayments of capital lease obligations totaling $17.4 million, a net decrease in short-term credit facilities of $7.6 million, dividends paid of $6.2 million, acquisitions of non-controlling interest of $1.9 million, and other usages of cash of $7.7 million. Proceeds included borrowings from bank lines of credit and the issuance of long term borrowings of $328.9 million and $200.9 million, respectively, and proceeds from the issuance of ordinary shares of $2.5 million, and net short-term borrowings of $0.2 million.

Pharma Property Agreements. We previously entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. We lease the facility pursuant to a lease agreement which provides for an initial 10 year term which ends in fiscal 2023, and we have the option to extend the initial term for up to two successive 10 year terms. We also have a right of first refusal to purchase the property should the owner thereof seek to sell the property to a third party. As of January 31, 2014, liabilities outstanding of $49.0 million, including $1.6 million in current portion, are included in capital lease obligations pursuant to this lease arrangement. The facility is treated for financial accounting purposes as a build-to-suit facility, and is treated under the financing method pursuant to ASC 840, Leases (ASC 420).

We believe that the prevailing lease agreement which has an initial term of ten years, with an option to renew for up to two successive ten year terms, meets our operational needs and contains economic terms which are satisfactory to us. Although possible, we believe it is unlikely that we will purchase the facility during the foreseeable future.

Fiscal Year Ended January 31, 2013 Compared to Fiscal Year Ended January 31, 2012

As of January 31, 2013, our cash and cash equivalents totaled $237.3 million, representing a decrease of $84.5 million from January 31, 2012, the reasons for which are discussed below.

Cash Provided by Operating Activities. For the fiscal year ended January 31, 2013, net cash provided by operating activities was $40.8 million. Results of operations, after non-cash adjustments to net loss, contributed $100.9 million to cash flows provided by operating activities, which, compared to a contribution of $161.9 million as computed on the same basis for the fiscal year ended January 31, 2012, reflected lower profitability throughout the company’s businesses than experienced during the fiscal year ended January 31, 2012. This contribution was offset by adverse changes in operating assets and liabilities, including accounts receivables and accounts payable; such changes together contributed to a cash outflow of $60.1 million.

For the fiscal year ended January 31, 2012, net cash provided by operating activities was $117.9 million. Results of operations, after non-cash adjustments to net income, contributed approximately $161.9 million to cash flows provided by operating activities. This contribution was offset by adverse changes in operating assets and liabilities, including accounts receivable and accounts payable; such changes together contributed to a cash outflow of $44.0 million.

A roll forward schedule of such activity for the fiscal years ended January 31, 2013 and 2012, respectively, is below:

Trade Receivables	Fiscal years ended January 31,
	2013	2012

Beginning balance	$947,480	$879,842

Billings:
Revenues	4,607,521	4,914,221
Billings for pass-through items	4,102,675	4,234,371

Gross billings	8,710,196	9,148,592
Amounts collected	(8,708,635)	(9,248,282)

Net cash outflow/(inflow) from billings and collections	(1,561)	99,690
Foreign currency translation and other	(47,110)	(32,052)

Ending balance	$898,809	$947,480

Trade Payables	Fiscal years ended January 31,
	2013	2012

Beginning balance	$649,939	$634,275

Disbursements:
Purchased transportation costs	3,020,988	3,210,352
Pass-through items	4,102,675	4,234,371

Total accruals	7,123,663	7,444,723
Amounts paid	(7,111,792)	(7,486,241)

Net cash inflow/(outflow) from accruals and payments	(11,871)	41,518
Foreign currency translation and other	(41,234)	(25,855)

Ending balance	$596,834	$649,939

Cash Used in Investing Activities. Cash used in investing activities for the fiscal years ended January 31, 2013 and 2012 was $82.9 million and $85.7 million, respectively. In fiscal 2013, we used $36.7 million of cash relating to business transformation initiatives, as compared to $39.0 million for fiscal 2012. Cash used for other capital expenditures during fiscal 2013 was approximately $49.7 million, consisting primarily of computer hardware and furniture, fixtures and equipment.

Cash Used in Financing Activities. Our financing activities during fiscal 2013 used $20.2 million of cash. Usages of cash included net repayments of bank lines of credit and long term borrowings, totaling $511.9 million, repayments of capital lease obligations totaling $17.4 million, a decrease in short-term credit facilities of $7.6 million, dividends paid of $6.2 million, acquisitions of non-controlling interest of $1.9 million, and other net usages of cash of $7.7 million. Proceeds included proceeds from bank lines of credit and the issuance of long term debt of $328.9 million and $200.9 million, respectively, and net proceeds from the issuance of ordinary shares of $2.5 million, and net borrowings of $0.2 million from short term borrowings.

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

Credit Facilities and Convertible Senior Notes

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

As of January 31, 2014 and prior to the completion of the FY 2015 Refinancing, we had, among others, a credit facility with The Royal Bank of Scotland (the 2011 RBS Facility), a credit facility with Nedbank Limited acting through its London Branch (the 2011 Nedbank Facility), and a credit facility with Bank of the West (the 2011 Bank of the West Facility), and our subsidiary in Germany, UTi Deutschland GmbH, had a credit facility with Commerzbank Aktiengesellschaft (the 2013 German Credit Facility, we refer to the 2011 RBS Facility, the 2011 Nedbank Facility, the 2011 Bank of the West Facility and the 2013 German Credit Facility collectively as the Prior Facilities). In connection with our completion of the FY 2015 Refinancing, in March 2014 we (i) repaid all of the $200.0 million aggregate principal amount of our private placement notes issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million, (ii) provided approximately $40.0 million cash collateral for letters of credit and bank guarantees outstanding under the 2011 RBS Facility, (iii) refinanced indebtedness then outstanding under the 2011 Nedbank Facility, the 2011 Bank of the West Facility and the 2013 German Credit Facility, and (iv) each of the 2011 RBS Facility, 2011 Bank of the West Facility and the 2013 German Credit Facility were terminated (except that we still have letters of credit and bank guarantees which were previously outstanding under the 2011 RBS Facility and which are now governed by a Cash Collateral Agreement) and we intend to terminate the 2011 Nedbank Facility promptly after we provide cash collateral for the letters of credit outstanding thereunder. Both as of January 31, 2014 and continuing after the completion of the FY 2015 Refinancing, we had, and we continue to maintain, our South African rand credit facility, with Nedbank Limited, acting through its Corporate Banking Division (the South African Facilities Agreement), a credit facility through our subsidiary in Japan with Sumitomo Mitsui Banking Corporation (the Japan Credit Facility) and various other bank lines, letter of credit and credit facilities. The following table presents information about the facility limits and the aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of January 31, 2014 and without giving effect to the FY 2015 Refinancing (the table and footnotes are in thousands):

	2011 Royal Bank of Scotland N.V. (RBS) Facility(1)	2011 Nedbank Facility(2)	2011 Bank of the West Facility(3)	German Credit Facility(4)	2009 Nedbank South African Facilities(5)	Other Facilities(6)	Total
Credit facility limit	$50,000	$100,000	$50,000	$51,701	$50,590	$178,452	$480,743

Facility usage for cash withdrawals	—	69,599	50,000	50,340	—	90,761	260,700
Letters of credit and guarantees outstanding(7)	38,269	11,928	—	853	50,423	55,485	156,958

Total facility/usage	$38,269	$81,527	$50,000	$51,193	$50,423	$146,246	$417,658

Available, unused capacity	$11,731	$18,473	$—	$508	$167	$32,206	$63,085
Available for cash withdrawals	$—	$15,401	$—	$340	$26,626	$29,705	$72,072

(1)	In connection with the FY 2015 Refinancing, the 2011 RBS Facility was terminated in March 2014 and we provided cash collateral in the amount of approximately $40,000 to secure the letters of credit and bank guarantees which were then outstanding under the 2011 RBS Facility and which are now outstanding pursuant to a Cash Collateral Agreement.
(2)	The cash draw portion of the 2011 Nedbank Facility was paid in full in March 2014 in connection with the FY 2015 Refinancing. We intend to terminate the 2011 Nedbank Facility as soon as we are able to provide cash collateral for the letters of credit outstanding thereunder.
(3)	The 2011 Bank of the West Facility was terminated in March 2014 in connection with the FY 2015 Refinancing.
(4)	The 2013 German Credit Facility was terminated in March 2014 in connection with the FY 2015 Refinancing.
(5)

The amounts in this column reflect the company’s South African Facilities Agreement, which is a South African rand (ZAR) 570,000 credit facility, with Nedbank Limited, acting through its Corporate Banking Division. The revolving facility is comprised of a ZAR 300,000 working capital facility and a ZAR 270,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of the South African Facilities Agreement, and which are included under capital lease obligations on the company’s consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $60,858 and $84,191 for the fiscal year ended January 31, 2014 and 2013, respectively.
(6)	Includes cash pooling arrangements utilized by a number of the company’s subsidiaries. The largest of these other additional facilities is the Japan Credit Facility.
(7)	Amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the company’s subsidiaries.

CitiBank Credit Facility. As part of the FY 2015 Refinancing, in March 2014 certain of our U.S. and Canadian subsidiaries entered into the CitiBank Credit Facility, which facility is guaranteed by us and certain of our subsidiaries. The CitiBank Credit Facility provides $150.0 million of commitments for a senior secured asset-based revolving line of credit, including a $20.0 million sublimit for swingline loans, a $50.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for loans in Canadian dollars. The maximum amount we are permitted to borrow under the CitiBank Credit Facility is subject to a borrowing base calculated by reference to our accounts receivable in the U.S. and Canada and certain eligibility criteria with respect to such receivables and other borrowing limitations. Amounts borrowed under the CitiBank Credit Facility bear interest (1) at a rate based on the London Interbank Offered Rate, or LIBOR or the Canadian equivalent, plus a margin ranging from 2.00% to 2.50%, or (2) a rate based on the higher of (a) the base prime rate offered by CitiBank, (b) 1.00% plus the one-month LIBOR rate or (c) 0.50% plus the federal funds rate or in each case, the Canadian equivalent, plus a margin ranging from 1.00% to 1.50%. The CitiBank Credit Facility will terminate in March 2019, unless the 2019 Notes are not redeemed, refinanced or converted prior to September 2018, in which case the CitiBank Credit Facility will terminate in September 2018.

The CitiBank Credit Facility is secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of our US and Canadian assets, including accounts receivable and a pledge of the equity in our US and Canadian holding and operating companies. In addition, the CitiBank Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 if available credit under the CitiBank Facility is less than the greater of (i) 10% of the maximum credit thereunder and (ii) $15.0 million. The CitiBank Credit Facility contains customary representations and warranties and customary events of default, payment of customary fees and expenses, as well as certain affirmative and negative covenants, including restrictions on: indebtedness; liens; mergers, consolidations and acquisitions; sales of assets; engaging in business other than our current business; investments; dividends; redemptions and distributions; affiliate transactions; and other restrictions. In connection with entering into the CitiBank Credit Facility, we have engaged a financial advisor approved by CitiBank to assist us with working capital and related matters.

2009 South African Facilities Agreement. The obligations of our subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of our operating assets in South Africa, and the rights and interests of the South African branch of one of our subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement. The South African Facilities Agreement terminates in July 2016.

The South African Facilities Agreement provides us with an option to request that the lenders increase their commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 270.0 million subject to the approval of such lenders and the satisfaction of certain conditions precedent.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of January 31, 2014 the value of these contingent liabilities was $45.3 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $23.7 million were included in bank lines of credit on our balance sheet at January 31, 2014.

Other Additional Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the CitiBank Credit Facility and the South African Facilities Agreement, we utilize a number of financial institutions to provide us and our subsidiaries with additional letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. In connection with these other additional facilities, the Japan Credit Facility is a Japanese Yen (JPY) 4,000.0 million term loan agreement (approximately $39.0 million as of January 31, 2014), which amount is included in the column “Other Facilities” in the table above. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 1.5% and has a maturity date of October 21, 2014. We may prepay the principal outstanding under the Japan Credit Facility upon 15 business days advance notice, subject to terms of the agreement. The company and certain of its subsidiaries have provided a guarantee of the obligations outstanding under the Japan Credit Facility.

The CitiBank Credit Facility, the South African Facilities Agreement, and certain of our other credit, letters of credit and guarantee facilities also contain other limitations on the payment by us and/or by our various subsidiaries of dividends, distributions and share repurchases. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. Furthermore, the CitiBank Credit Facility, the South African Facilities Agreement, and certain of our other credit facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities the right to declare a default if we default under other indebtedness in certain circumstances. Should we fail to comply with the covenants in the CitiBank Credit Facility, the South African Facilities Agreement, or certain of our other credit, letters of credit or guarantee facilities, we would be required to seek to amend the covenants or to seek a waiver of such non-compliance as we were required to do in the past under our Prior Facilities. If we are unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various facilities could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to us.

The maximum and average borrowings against all of our bank lines of credit during fiscal 2014 were $353.2 million and $256.7 million, respectively. The maximum and average borrowings against all of our bank lines of credit during fiscal 2013 were $212.0 million and $152.3 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements, due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities described above. The total of such borrowings at January 31, 2014 and January 31, 2013 was $7.6 million and $1.1 million, respectively.

Long-term Borrowings. As part of the FY 2015 Refinancing, we issued $400.0 million of our 4.50% Convertible Senior Notes due 2019 and entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee (the Trustee), in connection therewith. The Indenture governs the 2019 Notes and contains terms and conditions customary for transactions of this type. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by us when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. No sinking fund is provided for the 2019 Notes, and the company may not redeem the 2019 Notes at its option prior to maturity unless certain tax related events occur. The 2019 Notes are senior unsecured obligations and rank senior in right of payment to any of our debt that is expressly subordinated in right of payment to the 2019 Notes and rank equally in right of payment with our other senior unsecured debt.

The Indenture provides that if we undergo certain types of “fundamental changes” prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require us to repurchase all or any of such holder’s 2019 Notes for cash. The fundamental change repurchase price will be 100% of the principal amount of the 2019 Notes to be repurchased, plus accrued and unpaid interest if any, to, but excluding, the fundamental change repurchase date all as provided for in the Indenture.

Pursuant to the terms of the Indenture, the notes will be convertible into our ordinary shares at an initial conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), upon the occurrence of any of the following events: (A) prior to the close of business on the business day immediately preceding September 1, 2018, (i) by a holder’s surrender for conversion of all or a portion of its 2019 Notes during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2014 if the last reported sale price of our ordinary shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) by a holder’s surrender for conversion of its 2019 Notes during the five business day period after any five consecutive trading day period in which the “trading price” per $1,000 principal amount of the 2019 Notes for each trading day during such period was less than 98% of the product of the last reported sale price of our ordinary shares and the conversion rate on such trading day, (iii) if we call the 2019 Notes for tax redemption, by a holder’s surrender for conversion of all or any portion of its 2019 Notes at any time prior to the close of business on the business day prior to the tax redemption date, or (iv) by a holder’s surrender for conversion of its 2019 Notes upon certain specified corporate events as set forth in the Indenture; and (B) on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. The conversion rate is subject to adjustment in certain events, such as distributions, dividends or stock splits. Upon conversion of the 2019 Notes, we will deliver ordinary shares, except that if we obtain the requisite shareholder approval under certain circumstances, we may choose to pay or deliver, as the case may be, either cash, ordinary shares or a combination of cash and ordinary shares, at our election.

The Indenture further provides for customary events of default, including (but not limited to): (i) our failure to make any interest payment on any 2019 Note when due and payable and such default continues for a period of 30 days; (ii) our failure to make any principal payment of any 2019 Note when due and payable at its stated maturity, upon any required repurchase, upon redemption, upon declaration of acceleration or otherwise; (iii) our failure for a period of five business days after the relevant conversion date to comply with our obligation to convert the 2019 Notes in accordance with the Indenture upon exercise of a holder’s conversion right; (iv) our failure to give a “fundamental change notice” as required by the Indenture or to comply with our obligations in the event of certain consolidations, mergers, sales of assets and other transactions; (v) our failure for 60 days following written notice from the Trustee or holders of at least 25% in principal amount of the 2019 Notes to comply with any of our other agreements contained in the 2019 Notes or the Indenture; (vi) default by us (or any of our subsidiaries) with respect to any debt agreement relating to any indebtedness in excess of $10.0 million (or the foreign currency equivalent thereof) in the aggregate, resulting in such indebtedness becoming or being declared due and payable or constituting a failure to pay principal or interest of any such debt when due and payable at its stated maturity, upon required repurchase, upon declaration of acceleration or otherwise; (vii) certain events of bankruptcy, insolvency or reorganization of us (or any of our significant subsidiaries); and (viii) the rendering against us (or any of our subsidiaries) of a final judgment for the payment of $10.0 million (or the foreign currency equivalent thereof) or more that is not discharged or stayed within 60 days after the date on which the right to appeal has expired or the date on which all rights to appeal have been extinguished. If an event of default under the Indenture (other than an event of default described in clause (vii) above) occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of 2019 Notes may declare 100% of the principal amount of and accrued and unpaid interest, if any, on all the 2019 Notes to be due and payable. With respect to the event of default described in clause (vii) above, in such an event the principal amount of and accrued and unpaid interest, if any, on the 2019 Notes will automatically become and be immediately due and payable without any declaration or other act on the part of the Trustee or any 2019 Note holder.

As we discussed above, in connection with the FY 2015 Refinancing, we repaid the $200.0 million of indebtedness which was then outstanding under the 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million.

Anticipated Accounting Impact of the FY 2015 Refinancing. We expect to present the Convertible Preference Shares in temporary equity in our consolidated financial statements beginning as of April 30, 2014. Further, beginning with our consolidated financial statements as of April 30, 2014, we will, if dilutive, compute diluted earnings per share with the conversion of Convertible Preference Shares using the if-converted method. This would result in an increase to diluted weighted average shares outstanding used in the computation of diluted earnings per share to increase by approximately 12,600, using the conversion ratio of $13.8671.

We expect to present the 2019 Notes as long-term borrowings, except for a discount of approximately $45.0 million (subject to finalization of certain accounting matters), reflecting the conversion feature, which will be bifurcated and presented in equity in our consolidated financial statements beginning in April 30, 2014. Diluted earnings per share will reflect the potential dilution that could occur if the 2019 Notes were converted in the future using the if-converted method. If we obtain the required approval from our shareholders at our 2014 annual meeting, we may elect, upon a conversion of the 2019 Notes, to issue shares, cash or a combination of cash and shares to converting note holders of the 2019 Notes. For purposes of calculating diluted earnings per share, it is presumed that we will issue shares in exchange for any and all 2019 Notes submitted for conversion. The if-converted method will be used to calculate diluted earnings per share based on the number of shares expected to be issued upon conversion, if the impact is dilutive. If in the future, it becomes probable the company will issue cash in exchange for 2019 Notes submitted for conversion, and if we have the ability and intent to do so, the adjustment of diluted shares outstanding would no longer be applicable.

Contractual Obligations. At January 31, 2014, we had the following contractual obligations (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Current borrowings(1)	$278,120	$278,120	$—	$—	$—
Long-term borrowings(2)	214,688	—	6,088	208,600	—
Capital lease obligations(2)	82,188	13,356	16,942	12,192	39,698
Pension funding obligations(3)	18,080	1,606	2,692	3,339	10,443
Operating lease obligations	322,360	104,965	137,467	52,330	27,598
Unconditional purchase obligations and other(4)	7,408	7,408	—	—	—

Total	$922,844	$405,455	$163,189	$276,461	$77,739

(1)	Includes bank lines of credit, short-term borrowings, the current portion of long-term borrowings and estimated interest expense based on the variable interest rates on these obligations. Since the completion of the FY 2015 Refinancing, our primary credit facilities now consist of the CitiBank Credit Facility, the South African Facility Agreement and the Japan Credit Facility.
(2)	Includes long-term borrowings excluding the current portion. Also includes interest expense due to the fixed nature of interest rates on these obligations. The 2013 Notes account for $200.0 million of the borrowings shown on this line and the 2013 Notes were repaid in full as part of the FY 2015 Refinancing. Not included in the table above are the 2019 Notes which were issued in March 2014 as part of the FY 2015 Refinancing.
(3)	Pension funding obligation amounts include estimated defined benefit pension funding obligations
(4)	The company typically enters into various types of short-term contracts to reserve transportation capacity on a guaranteed basis. These contracts include minimum quantity commitments with ocean carriers, and “blocked space agreements” with air carriers. Additionally, the company occasionally charters aircraft capacity with air carriers. The pricing of these contracts is dependent upon current market conditions. The company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2014 was $6.0 million. The remaining amount listed in this row represents commitments to purchase capital equipment.

The above table does not include amounts potentially payable to taxing authorities for uncertain tax positions taken on tax returns as we are unable to estimate the timing of such payments within individual years. As of January 31, 2014, the company has accrued $6.1 million related to uncertain tax positions with interest. Refer to Note 4, “Uncertain Tax Positions” in the consolidated financial statements.

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

Other Factors which May Affect our Liquidity. We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends, distributions and advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares and, to the extent we pay cash dividends on our newly issued Convertible Preference Shares, such cash dividends. The ability of our subsidiaries to pay such amounts to us and our ability to receive distributions on our investments in other entities is subject to restrictions including, but not limited to, applicable tax laws and limitations contained in our various credit facilities and long-term borrowings. Additionally, intercompany payments of dividends, distributions and advances can, in certain circumstances, result in adverse tax effects such as the requirement to pay withholding and corporate income taxes and distribution taxes on dividends and distributions, and can also require, in certain situations, that our subsidiaries make pro-rata payments to the minority interest holders in such entities. In addition, a substantial portion of our cash is located outside the United States in jurisdictions where local law or the terms of agreements binding on the relevant subsidiary makes repatriation difficult, including South Africa and China. As of January 31, 2014, cash balances held in South Africa and China comprised 43% and 13% of our total cash balances, respectively. Further, in general, our subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances which would restrict our ability to continue operations.

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

Our significant accounting policies are included in Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this report; however, we believe that certain accounting policies are more critical to our financial statement preparation process than others. Certain of these policies, together with the critical accounting estimates below, require management to make accounting estimates or assumptions where the nature of the estimates or assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters and the susceptibility of such matters to change. Additionally, the impact of these estimates and assumptions on financial condition or operating performance could be material. These include estimates regarding our freight forwarding operating system, revenue recognition, income taxes, allowance for doubtful accounts, goodwill and other intangible assets, impairment of long-lived assets, contingencies and business combinations.

Freight Forwarding Operating System. On September 1, 2013, we deployed our global freight forwarding operating system in the United States. As of that date, based on a variety of factors, including but not limited to operational acceptance testing and other operational milestones having been achieved, we considered it ready for its intended use. Amortization expense with respect to the system began effective September 2013, and accordingly, we recorded amortization expense related to the new system of approximately $8.2 million during the fiscal year ended January 31, 2014. Going forward, we expect that we will incur additional amortization expense over a seven-year useful life for our global freight forwarding operating system, which we expect will be approximately $21.8 million per year, or $5.4 million per fiscal quarter.

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

We typically act as an indirect carrier with respect to shipments of freight. When acting as an indirect carrier, we typically perform both the export and import portions of the shipment. In those instances, and in instances where we are performing only the export portion of the shipment, we consolidate the shipments and contracts directly with the airlines or ocean carriers. In these instances, we act as the principal with respect to the shipment and therefore, recognize revenue on a gross basis as a principal in the transaction, in accordance with ASC 605 and accordingly, revenue and purchased transportation costs for these shipments are recognized at the time the freight departs the terminal of origin which is when the client is billed. In situations where we perform only the import portion of the shipment, typically the client has arranged for transportation services with another party and we act as an agent, rather than a principle in the transaction. Accordingly, only the management fees for such services are included in revenue.

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

During fiscal 2014, 2013 and 2012, the company recorded as discrete events, additional tax expense of $10.0 million, $37.1 million and $8.4 million, respectively, related to valuation allowances for previously recognized deferred tax assets in various jurisdictions. During fiscal 2012, the company established tax benefits of $6.2 million related to the amalgamation of entities in certain jurisdictions and $2.7 million related to the anticipated refund for prior year taxes.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2014, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for our Americas Contract Logistics reporting unit, the fair value of the reporting unit assets exceeded the carrying values by approximately 9%. Due to the narrow margin of passing the Step 1 goodwill impairment testing conducted in second quarter of fiscal 2014, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in fiscal 2015 or in future years, particularly with respect to this reporting unit. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating expense assumptions. As of January 31, 2014, the goodwill carrying value for the Americas Contract Logistics reporting unit was $40.5 million.

As of July 31, 2013, the date of our most recent impairment test, the carrying value and fair value of the reporting unit’s total assets was $198.1 million and $213.4 million, respectively.

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

Recent Accounting Pronouncements. See Note 1, “Summary of Significant Accounting Policies and Other” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity. Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2014, the notional value of all of our open forward foreign exchange contracts was $29.4 million related to transactions denominated in various currencies, but predominantly in U.S. dollars, euros and British pounds sterling. These contracts are generally entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.

The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in U.S. dollar equivalents at January 31, 2014 and 2013. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

The functional currencies of our operating subsidiaries are generally their local currencies. Non-functional currency exposure in U.S. dollar equivalents was as follows (in thousands):

	Assets	Liabilities	Net exposure long/(short)	Foreign exchange gain/(loss) if functional currency
				Appreciates by 10%	Depreciates by 10%
At January 31, 2014
U.S. dollar	$108,039	$112,368	$(4,329)	$(433)	$433
Euros	72,590	36,621	35,969	3,597	(3,597)
British pound sterling	2,545	4,987	(2,442)	(244)	244
Hong Kong dollars	415	5,368	(4,953)	(495)	495
Other	32,589	27,530	5,059	506	(506)

Total	$216,178	$186,874	$29,304	$2,931	$(2,931)

At January 31, 2013
U.S. dollar	$128,991	$69,279	$59,712	$5,971	$(5,971)
Euros	11,104	26,421	(15,317)	(1,532)	1,532
British pound sterling	1,988	3,408	(1,420)	(142)	142
Hong Kong dollars	415	1,250	(835)	(84)	84
Other	22,784	26,851	(4,067)	(407)	407

Total	$165,282	$127,209	$38,073	$3,806	$(3,806)

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

Our primary funding sources are from free cash flow, the CitiBank Credit Facility and the South African Facilities Agreement. These two aforementioned facilities allow us to borrow in United States dollar, Canadian dollars or South African rand. In the event the Company requires funding in countries other than the United States, Canada or South Africa, we have the ability to move funds globally to most of those other countries. As a matter of policy, any foreign exchange exposure created by those cash movements will be managed within the same method mentioned above.

We do not, and cannot, hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income.

Interest Rate Risk. As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We have short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of bank lines of credit used to finance working capital requirements. Generally, our short-term debt is at variable interest rates, while our long-term debt is at fixed interest rates. As discussed further in Note 10, “Borrowings” on January 25, 2013, the company issued $150.0 million and $50.0 million of senior unsecured guaranteed notes. As of January 31, 2014, the fair values of these notes was $153.4 million and $50.9 million, respectively. These notes were repaid in full as part of the FY 2015 Refinancing. In connection with the FY 2015 Refinancing, we issued $400.0 million principal amount of the 2019 Notes and $175.0 million of the Convertible Preference Shares. We also entered into the CitiBank Credit Facility.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of January 31, 2014. During this evaluation, a material weakness in internal control over financial reporting was identified. This material weakness relates to the fact that there are currently an insufficient number of shared service center financial accounting and reporting resources to allow for timely analysis and recording of financial statement amounts given the Company’s current migration to its new freight forwarding application. As a result, underlying controls related to account reconciliations and analysis across a number of trade receivable and payable accrual accounts were not operating effectively. As a result of this material weakness, which is described more fully in Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related Report of Independent Registered Public Accounting Firm, which are contained in Item 15 of Part IV of this Annual Report, “Exhibits and Financial Statement Schedules” and which are incorporated herein by reference, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were ineffective as of January 31, 2014, solely due to the material weakness in internal control over financial reporting described above.

Management is in the process of improving and strengthening the internal controls related to the above matter, including the completion of a review of the staffing levels of appropriate financial accounting and reporting resources at its shared service centers and its controls and procedures concerning account reconciliations and analysis across its trade receivables and payable accrual accounts. Notwithstanding the above process, the identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively. See Item 15 of Part IV of this Annual Report, “Exhibits and Financial Statements Schedules” for a copy of Management’s Report on Internal Controls Over Financial Reporting.

Notwithstanding management’s assessment that internal control over financial reporting was ineffective as of January 31, 2014, and the associated material weakness, the Company believes that the consolidated financial statements included in this Annual Report on Form 10-K correctly present the financial positions, results of operations and cash flows as of and for the fiscal years covered thereby in all material respects.

Item 9B.	Other Information.

As previously disclosed, in March 2014 we completed a number of steps which we refer to collectively as the FY2015 Refinancing. Pursuant to the FY 2015 Refinancing:

•	On March 4, 2014 we issued to an affiliate of P2 Capital Partners, LLC, our largest shareholder, $175.0 million of our Convertible Preference Shares and we sold an aggregate of $400.0 million aggregate principal amount of our 2019 Notes.

•	On March 6, 2014 we repaid all the $200.0 million aggregate principal amount of our private placement notes issued in January 2013 (and accrued and unpaid interest thereon) and paid to the holders thereof a make whole payment with respect to such prepayment in the amount of $20.8 Million. In connection with repaying the 2013 Notes, the Note Purchase Agreement concerning the notes was terminated.

•	On March 11, 2014 we provided cash collateral of approximately $40.0 million for certain letters of credit and guarantees which were then outstanding under the 2011 RBS Facilities Agreement pursuant to a Cash Collateral Agreement, and, in connection therewith, the 2011 RBS Facility was terminated (except to the extent that certain limited provisions remain pursuant to the Cash Collateral Agreement).

•	On March 24, 2013 we repaid all of the $52.4 million of indebtedness (and accrued and unpaid interest thereon) then outstanding under the 2013 German Credit Facility and, in connection therewith, the 2013 German Credit Facility was terminated.

•	On March 25, 2014 we repaid all of the $50.1 million of indebtedness (and accrued and unpaid interest thereon) then outstanding under the 2011 Bank of the West Facility and, in connection therewith, the 2011 Bank of the West Facility was terminated.

•	On March 27, 2014 we entered into the Citibank Credit Facility, a $150.0 million senior secured asset based revolving line of credit with Citibank, N.A., Citigroup Global Markets, Inc., Morgan Stanley Senior Funding, Inc., Bank of the West and the lenders a party thereto. The description of the 2015 CitiBank Credit Facility set forth above under Part II, Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities and Convertible Senior Notes — CitiBank Credit Facility is incorporated herein by reference.

•	On March 27, 2014 we repaid the outstanding cash draw portion of the 2011 Nedbank Facility in the amount of $50.1 million of indebtedness (and accrued and unpaid interest thereon). We intend to terminate the 2011 NedBank Facility promptly after we are able to provide cash collateral for the letters of credit outstanding thereunder.

The foregoing description of the CitiBank Credit Facility is qualified in its entirety by reference the full text of the credit facility which has been filed as Exhibit 10.67 to this Annual Report on Form 10-K and which is incorporated herein by reference.

Effective March 31, 2014 we entered into a letter agreement (the “Letter Agreement”) with Gene Ochi, who served as our Executive Vice President responsible for sales and marketing until, pursuant to the Letter Agreement, he became our Executive Vice President, Marketing. The Letter Agreement amends Mr. Ochi’s employment agreement with us and supersedes and replaces our previous letter agreement with Mr. Ochi dated September 2, 2011. Pursuant to the Letter Agreement, Mr. Ochi shall serve in his new role from April 1, 2014 through January 31, 2015, during which period Mr. Ochi’s annual salary will be $0.3 million and his target performance bonus will be equal to 50% of his base salary. Mr. Ochi will also be eligible for an equity-based incentive award equal to 85% of his base salary and will no longer be eligible for amounts under our executive supplemental allowance program. Subject to its terms, the Letter Agreement contemplates that Mr. Ochi will retire on February 1, 2015 and thereafter enter into a two-year consulting agreement with us that contains standard non-compete and non-solicitation provisions. The foregoing description of the Letter Agreement is qualified in its entirety by the full text of the Letter Agreement which has been filed as Exhibit 10.6 to this Annual Report on Form 10-K and which is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors, the Audit Committee and Section 16(a) compliance is incorporated by reference under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, from our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which we refer to as the 2014 Proxy Statement, which will be filed within 120 days of January 31, 2014 pursuant to Regulation 14A.

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

The information required by this Item is incorporated by reference under the captions “Information about the Board of Directors and Committees of the Board — Compensation of Directors” and “Compensation of Executive Officers” from our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with regard to the security ownership of certain beneficial owners and management is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of January 31, 2014 regarding the number of our ordinary shares that may be issued pursuant to our equity compensation plans:

Plan category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,275,351	(1)(2)	$17.22	2,745,766
Equity compensation plan no approved by security holders	—		—	—

Total	4,275,351		$17.22	2,745,766

(1)	Of these shares, 35,688 are restricted share units granted pursuant to the 2004 Non-Employee Directors Share Incentive Plan. In addition, 2,384,142 are restricted share units granted under our 2009 and 2004 Long-Term Incentive Plans. These awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the passage of time. Under these awards, a portion of the award may vest annually over time or, alternatively, the award will vest in full at the end of the required retention period. Restricted share units granted under the 2004 Non-Employee Directors Share Incentive Plan generally vest and become non-forfeitable on the date immediately preceding the annual meeting of shareholders which follows the grant date of the restricted share units, provided that the director receiving such restricted share units is then serving as a director on such date. Receipt of such shares may be deferred under the terms of the plan.
(2)	Of these shares, 1,182,351 shares are subject to options pursuant to which the exercise price was above the closing market price of our ordinary shares as of January 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference under the captions “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others” from our 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference under the caption “Independent Registered Public Accountants” in our 2014 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements and Financial Statement Schedule

Our consolidated financial statements are attached to this report and begin on page F-1.

2. Exhibits

The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

4.1	Indenture, dated March 4, 2014, between UTi Worldwide, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.1	Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.2	Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)

10.3	Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.4	Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.6+	Letter Agreement between Mr. Gene Ochi and the company, dated as of March 31, 2014 (which supersedes and replaces Exhibit 10.6 the company’s Annual Report on Form 10-K Filed March 29, 2012.)

10.7+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.8+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.9+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.10+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.11+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed June 9, 2006)

10.12+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.13+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)

10.14+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed June 9, 2006)

10.15+	Non-Employee Director Compensation Policy, as amended

10.16+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)

10.17+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)

10.18+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)

10.19+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)

10.20+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)

10.21+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)

10.22+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.23+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.24+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.25+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.26+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)

10.27+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 000-31869), filed January 16, 2007)

10.28+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)

10.29	Note Purchase Agreement, dated as of January 25, 2013, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 31, 2013)

10.30	Amended and Restated Letter of Credit and Cash Draw Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.31	Amended and Restated Letter of Credit Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.32	Credit Agreement dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Bank of the West (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.33	Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.34	First Addendum to Facilities Agreement, dated April 4, 2012, by and among certain subsidiaries of UTi Worldwide Inc., certain lenders party thereto and Nedbank Limited, in its capacity as Arranger, Facility Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed April 9, 2012)

10.35+	Employment Agreement of Richard G. Rodick, dated as of September 8, 2012 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2012)

10.36+	Amended and Restated Employment Agreement of Edward G. Feitzinger, dated as of October 1, 2012 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2012)

10.37	Agreement relating to a Credit Facility, dated as of January 25, 2013, by and between UTi Deutschland GmbH and Commerzbank Aktiengesellschaft (incorporated by reference to Exhibit 10.41 to the company’s Annual Report on Form 10-K, filed April 1, 2013)

10.38+	Employment Agreement of Ronald W. Berger, dated as of October 1, 2012 (incorporated by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K, filed April 1, 2013)

10.39	First Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Nedbank Limited acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.40	Amendment No. 1 to Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Bank of the West (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.41	Letter of amendment dated June 5, 2013 from Commerzbank AG (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.42	First Amendment Agreement dated June 5, 2013 among the Company, certain of its subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of the Company’s 2013 Notes (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.43	First Amendment to Amended and Restated Letter of Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and The Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.44	Second Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and Nedbank Limited acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.45	Amendment No. 2 to Credit Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and Bank of the West (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.46	Letter Amendment dated September 3, 2013 from Commerzbank AG (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.47	Second Amendment Agreement dated September 5, 2013 among the Company, certain of its subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of the Company’s 2013 Notes (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.48	Second Amendment to Amended and Restated Letter of Credit Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and The Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.49	Loan Agreement dated October 17, 2013 between Sumitomo Mitsui Banking Corporation and the Company’s subsidiary in Japan (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.50	Third Amendment Agreement to Amended and Restated Letter of Credit and Cash Draw Agreement dated December 5, 2013 among us, certain of our subsidiaries and Nedbank Limited acting through its London Branch (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.51	Amendment No. 3 to Credit Agreement dated December 5, 2013 among us, certain of our subsidiaries and Bank of the West (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.52	Letter of amendment dated December 5, 2013 from Commerzbank AG (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.53	Third Amendment Agreement dated December 5, 2013 among us, certain of our subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of our 2013 Notes (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.54	Third Amendment Agreement to Amended and Restated Letter of Credit Agreement dated December 5, 2013 among us, certain of our subsidiaries and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.55	Fourth Amendment Agreement to Amended and Restated Letter of Credit and Cash Draw Agreement dated December 23, 2013 among us, certain of our subsidiaries and Nedbank Limited acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed December 26, 2013)

10.56	Supplement No. 1 to the Contract Concerning a Credit Line, effective January 31, 2014, by and between UTi Deutschland GmbH and Commerzbank Aktiengesellschaft

10.57	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and Bank of the West (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.58	Waiver Letter dated as of February 21, 2014, from Commerzbank Aktiengesellschaft to the Company and its German subsidiary, UTi Deutschland GmbH (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.59	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.60	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and the holders of the senior unsecured notes (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.61	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and The Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.62	Share Purchase Agreement, dated February 26, 2014, between UTi Worldwide and an affiliate of P2 Capital Partners, LLC (incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.63+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Performance Compensation Award Agreement (for U.S. residents/taxpayers)

10.64	Amended and Restated Registration Rights Agreement dated as of March 4, 2014, by and among UTi Worldwide Inc., P2 Capital Partners, LLC and the other parties thereto (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.65	Amended and Restated Letter Agreement between UTi Worldwide Inc. and P2 Capital Partners, LLC, dated February 26, 2014 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.66	Cash Collateral Agreement dated as of March 11, 2014, among UTi Worldwide Inc., The Royal Bank of Scotland plc and The Royal Bank of Scotland plc, Connecticut branch (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 13, 2014)

10.67	Credit Agreement dated as of March 27, 2014, among the Company, certain of its subsidiaries, Citibank, N.A. as Administrative Agent and the other parties thereto

12.1	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of the company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

By:	/S/ ERIC W. KIRCHNER
Eric W. Kirchner
Chief Executive Officer

Date: March 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTi Worldwide Inc.

Date: March 31, 2014	By:	/S/ ERIC W. KIRCHNER
Eric W. Kirchner
Chief Executive Officer, Director

Date: March 31, 2014	By:	/S/ RICHARD G. RODICK
Richard G. Rodick
Executive Vice President — Finance and Chief
Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date: March 31, 2014	By:	/S/ ROGER I. MACFARLANE
Roger I. MacFarlane
Chairman of the Board of Directors, Director

Date: March 31, 2014	By:	/S/ BRIAN D. BELCHERS
Brian D. Belchers
Director

Date: March 31, 2014	By:	/S/ C. JOHN LANGLEY, JR.
C. John Langley, Jr.
Director

Date: March 31, 2014	By:	/S/ LEON J. LEVEL
Leon J. Level
Director

Date: March 31, 2014	By:	/S/ JOSHUA D. PAULSON
Joshua D. Paulson
Director

Date: March 31, 2014	By:	/S/ ALLAN M. ROSENZWEIG
Allan M. Rosenzweig
Director

Date: March 31, 2014	By:	/S/ DONALD W. SLAGER
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on its assessment, management has concluded that a material weakness in the Company’s internal control over financial reporting existed as of January 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in our internal control over financial reporting existed as of January 31, 2014: there are currently an insufficient number of shared service center financial accounting and reporting resources to allow for timely analysis and recording of financial statement amounts given the Company’s current migration to its new freight forwarding application. As a result, underlying controls related to account reconciliations and analysis across a number of trade receivable and payable accrual accounts were not operating effectively. This deficiency could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. As a result of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2014.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal controls over financial reporting as of January 31, 2014. This report is included herewith under “Report of Independent Registered Public Accounting Firm,” on page F-3.

/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer
March 31, 2014

/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President — Finance, Chief Financial Officer
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.

Long Beach, California

We have audited the internal control over financial reporting of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment related to the fact that there are currently an insufficient number of shared service center financial accounting and reporting resources to allow for timely analysis and recording of financial statement amounts given the Company’s current migration to its new freight forwarding application. As a result, underlying controls related to account reconciliations and analysis across a number of trade receivable and payable accrual accounts were not operating effectively. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2014 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended January 31, 2014 of the Company and our report dated March 31, 2014 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.

Long Beach, California

We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss)/income, equity, and cash flows for each of the three years in the period ended January 31, 2014. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2014, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 31, 2014

UTi WORLDWIDE INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2014 and 2013

	As of January 31,
	2014	2013
	(In thousands, except per share data)

ASSETS
Cash and cash equivalents	$204,384	$237,276
Trade receivables (net of allowances for doubtful accounts of $23,391 and $16,011 as of January 31, 2014 and January 31, 2013, respectively)	977,885	898,809
Deferred income taxes	8,889	19,595
Other current assets	154,465	156,385

Total current assets	1,345,623	1,312,065

Property, plant and equipment, net	222,036	242,898
Goodwill	298,498	314,269
Other intangible assets, net	166,369	143,366
Investments	1,075	969
Deferred income taxes	11,693	25,802
Other non-current assets	36,768	34,688

Total assets	$2,082,062	$2,074,057

LIABILITIES & EQUITY
Bank lines of credit	$260,700	$79,213
Short-term borrowings	7,551	1,129
Current portion of long-term borrowings	3,488	5,663
Current portion of capital lease obligations	12,374	11,377
Trade payables and other accrued liabilities	754,965	786,444
Income taxes payable	17,877	8,470
Deferred income taxes	3,236	2,775

Total current liabilities	1,060,191	895,071

Long-term borrowings, excluding current portion	205,862	204,434
Capital lease obligations, excluding current portion	60,784	73,538
Deferred income taxes	14,390	29,654
Other non-current liabilities	38,098	47,178

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A - authorized 50,000,000; none issued	—	—
Class B - authorized 50,000,000; none issued	—	—
Common stock - authorized 500,000,000 ordinary shares of no par value; issued and outstanding 104,821,581 and 103,848,134 shares as of January 31, 2014 and January 31, 2013, respectively	517,762	505,237
Retained earnings	313,974	396,946
Accumulated other comprehensive loss	(143,317)	(92,348)

Total UTi Worldwide Inc. shareholders’ equity	688,419	809,835
Non-controlling interests	14,318	14,347

Total equity	702,737	824,182

Total liabilities and equity	$2,082,062	$2,074,057

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 31, 2014, 2013, and 2012

	Fiscal years ended January 31,
	2014	2013	2012
	(In thousands, except share and per share amounts)

Revenues	$4,440,880	$4,607,521	$4,914,221

Purchased transportation costs	2,915,975	3,020,988	3,210,352
Staff costs	885,710	894,503	938,592
Depreciation	53,899	48,917	48,018
Amortization of intangible assets	18,502	12,262	15,761
Severance and other	29,618	18,039	15,132
Goodwill impairment	—	93,008	—
Intangible assets impairment	—	1,643	5,178
Other operating expenses	547,344	546,456	552,518

Operating (loss)/income	(10,168)	(28,295)	128,670
Interest income	17,180	17,071	18,122
Interest expense	(34,165)	(30,486)	(31,908)
Other expense, net	(2,693)	(439)	(236)

Pretax (loss)/income	(29,846)	(42,149)	114,648
Provision for income taxes	41,076	51,891	35,650

Net (loss)/income	(70,922)	(94,040)	78,998
Net income attributable to non-controlling interests	5,736	6,466	6,465

Net (loss)/income attributable to UTi Worldwide Inc.	$(76,658)	$(100,506)	$72,533

Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.73)	$(0.97)	$0.71

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.73)	$(0.97)	$0.70

Number of weighted average common shares outstanding used for per share calculations
Basic shares	104,527,949	103,544,171	102,586,527
Diluted shares	104,527,949	103,544,171	103,446,381

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

For the fiscal years ended January 31, 2014, 2013, and 2012

	Fiscal years ended January 31,
	2014	2013	2012
	(In thousands)

Net (loss)/income	$(70,922)	$(94,040)	$78,998
Other comprehensive loss:
Foreign currency translation	(56,098)	(36,263)	(21,977)
Defined benefit pension plan adjustments	2,402	(1,910)	73

Other comprehensive loss	(53,696)	(38,173)	(21,904)

Comprehensive (loss)/income, before non-controlling interests	(124,618)	(132,213)	57,094
Comprehensive income attributable to non-controlling interests	3,009	4,658	5,428

Comprehensive (loss)/income attributable to UTi Worldwide Inc.	$(127,627)	$(136,871)	$51,666

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the fiscal years ended January 31, 2014, 2013, and 2012

	UTi Worldwide Inc. Shareholders’ Equity
	(In thousands, except share and per share amounts)
	Common Stock		Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total Equity

Balance at January 31, 2011	101,972,483	$484,884	$437,307	$(35,116)	$13,089	$900,164
Net income	—	—	72,533	—	6,465	78,998
Other comprehensive loss	—	—	—	(20,867)	(1,037)	(21,904)
Ordinary shares settled under share-based compensation plans	115,491	(2,035)	—	—	—	(2,035)
Shares issued	551,212	235	—	—	—	235
Stock options exercised	194,812	1,856	—	—	—	1,856
Shared-based compensation	—	15,413	—	—	—	15,413
Excess tax benefits from share-based compensation	—	462	—	—	—	462
Dividends	—	—	(6,165)	—	—	(6,165)
Acquisition of non-controlling interests	—	(9,742)	—	—	(3,331)	(13,073)
Distribution to non-controlling interests and other	—	—	—	—	(2,443)	(2,443)

Balance at January 31, 2012	102,833,998	$491,073	$503,675	$(55,983)	$12,743	$951,508

Net (loss)/income	—	—	(100,506)	—	6,466	(94,040)
Other comprehensive loss	—	—	—	(36,365)	(1,808)	(38,173)
Ordinary shares settled under share-based compensation plans	(186,617)	(3,130)	—	—	—	(3,130)
Shares issued	910,753	292	—	—	—	292
Stock options exercised	290,000	2,210	—	—	—	2,210
Shared-based compensation	—	14,556	—	—	—	14,556
Excess tax benefits from share-based compensation	—	19	—	—	—	19
Dividends	—	—	(6,223)	—	—	(6,223)
Acquisition of non-controlling interests	—	217	—	—	(217)	—
Distribution to non-controlling interests and other	—	—	—	—	(2,837)	(2,837)

Balance at January 31, 2013	103,848,134	$505,237	$396,946	$(92,348)	$14,347	$824,182

Net (loss)/income	—	—	(76,658)	—	5,736	(70,922)
Other comprehensive loss	—	—	—	(50,969)	(2,727)	(53,696)
Ordinary shares settled under share-based compensation plans	(172,841)	(2,500)	—	—	—	(2,500)
Shares issued	825,338	281	—	—	—	281
Stock options exercised	320,950	3,960	—	—	—	3,960
Shared-based compensation	—	13,869	—	—	—	13,869
Excess tax benefits from share-based compensation	—	—	—		—	—
Dividends	—	—	(6,314)	—	—	(6,314)
Acquisition of non-controlling interests	—	—	—	—	—	—
Distribution to non-controlling interests and other	—	(3,085)	—	—	(3,038)	(6,123)

Balance at January 31, 2014	104,821,581	$517,762	$313,974	$(143,317)	$14,318	$702,737

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 31, 2014, 2013, and 2012

	Fiscal years ended January 31,
	2014	2013	2012
	(In thousands)

OPERATING ACTIVITIES:
Net (loss)/income	$(70,922)	$(94,040)	$78,998
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Share-based compensation costs	13,869	14,556	15,413
Depreciation	53,899	48,917	48,018
Amortization of intangible assets	18,502	12,262	15,761
Amortization of debt issuance costs	702	1,556	2,194
Goodwill and intangible assets impairment	—	94,651	5,178
Deferred income taxes	5,490	16,957	(15,323)
Uncertain tax positions	(1,532)	469	335
Excess tax benefits from share-based compensation	—	(19)	(462)
(Gain)/loss on disposal of property, plant and equipment	(367)	(682)	141
Provision for doubtful accounts	16,559	4,507	6,863
Net proceeds from the sale of trade receivables	3,405	—	—
Other	3,388	1,771	4,777
Changes in operating assets and liabilities:
(Increase)/decrease in trade receivables	(176,898)	1,561	(99,690)
Decrease/(increase) in other current assets	8,291	(28,226)	(1,168)
Increase/(decrease) in trade payables	21,572	(11,871)	41,518
Increase/(decrease) in accrued liabilities and other liabilities	5,959	(21,595)	15,375

Net cash (used in )/provided by operating activities	(98,083)	40,774	117,928

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, excluding software	(47,140)	(49,728)	(45,682)
Proceeds from disposals of property, plant and equipment	3,832	3,475	5,020
Purchases of software and other intangible assets	(34,013)	(36,692)	(39,003)
Net (increase)/decrease in other non-current assets	(4,612)	847	(5,975)
Acquisitions and related payments	—	(888)	—
Other	—	134	(29)

Net cash used in investing activities	(81,933)	(82,852)	(85,669)

FINANCING ACTIVITIES:
Borrowings from bank lines of credit	438,202	328,894	183,496
Repayments of bank lines of credit	(269,895)	(306,851)	(251,964)
Net borrowings/(repayments) under revolving lines of credit	20,425	(7,552)	(26,404)
Net increase/(decrease) in short-term borrowings	6,701	174	(6,353)
Proceeds from issuances of long-term borrowings	4,575	200,869	154,744
Repayments of long-term borrowings	(5,342)	(205,000)	(36,133)
Debt issuance costs	—	(1,745)	(2,153)
Repayments of capital lease obligations	(12,682)	(17,384)	(18,824)
Acquisitions of non-controlling interests	—	(1,920)	(13,196)
Distributions to non-controlling interests and other	(3,038)	(2,837)	(2,469)
Ordinary shares settled under share-based compensation plans	(2,500)	(3,130)	(2,035)
Proceeds from issuance of ordinary shares	4,241	2,502	2,091
Excess tax benefits from share-based compensation	—	19	462
Dividends paid	(6,314)	(6,223)	(6,165)

Net cash provided by/(used in) financing activities	174,373	(20,184)	(24,903)

Effect of foreign exchange rate changes on cash and cash equivalents	(27,249)	(22,223)	(12,390)

Net decrease in cash and cash equivalents	(32,892)	(84,485)	(5,034)

Cash and cash equivalents at beginning of period	237,276	321,761	326,795

Cash and cash equivalents at end of period	$204,384	$237,276	$321,761

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 31, 2014, 2013, and 2012

1.	Summary of Significant Accounting Policies and Other

Basis of Presentation. UTi Worldwide Inc. (UTi or the Company), is an international, non-asset-based supply chain services and solutions Company that provides air and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company’s fiscal year end is January 31. The Company serves its clients through a worldwide network of freight forwarding offices including independent agents, in over 151 countries, and over 230 contract logistics and distribution centers under management.

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

Translation of subsidiary loans. Exchange differences arising on the translation of permanently invested long-term loans to subsidiary companies are recorded as a separate component of shareholders’ equity under accumulated other comprehensive income or loss. Exchange differences arising on the translation of long-term loans to subsidiary companies that are not permanent in nature are recorded as other (expense)/income, net in the consolidated statements of operations. These amounts were foreign exchange loss of $2,109 and gains of $1,051 and $265 for the fiscal years ended January 31, 2014, 2013, and 2012, respectively.

Foreign currency transaction gains and losses. Transactions in foreign currencies during the year are re-measured at rates of exchange ruling on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the consolidated statements of operations and included in purchased transportation costs. These amounts in purchased transportation costs were gains of $2,835, $1,140 and $2,631 for the fiscal years ended January 31, 2014, 2013, and 2012, respectively.

Revenue Recognition. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, (ASC 605). In accordance with ASC 605, certain billings such as sales taxes, value-added and other taxes, customs, duties, and freight insurance premiums whereby the Company acts as an agent, have not been included in revenue.

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

When acting as an authorized agent for airlines and when acting as an ocean freight forwarding agent (as defined above), the Company typically forwards the freight as an agent. In these circumstances, management fees earned from the Company’s services are recognized at the time the freight departs the terminal of origin which is when the client is billed.

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

Share-Based Compensation. The Company recognizes compensation expense for all share-based payments in accordance with ASC 718, Compensation — Stock Compensation (ASC 718). Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award.

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

The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $193,025 of these deposits were not insured by the Federal Deposit Insurance Corporation or similar entities outside of the United States (U.S.) as of January 31, 2014.

The Company has entered into agreements with certain of its South African pharmaceutical distribution clients specifying the use of designated cash accounts for receivables collections from the end-recipients. In these circumstances, pursuant to the agreements with our clients and for a nominal fee, we manage our client’s collections and cash application functions, under credit terms and conditions mandated by our clients. Under these arrangements, we bill the end-recipients of the products we distribute from our warehouses on behalf of our clients. We are not obligated to remit cash receipts to our clients until such billings are recovered by us and we typically remit such billings to our clients within two to seven days subsequent to our receipt of cash from the end recipients. Although the Company is required under these contracts to use such cash accounts for cash activity related to these clients, the Company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $33,623 and $27,614 at January 31, 2014 and 2013, respectively, and are included in cash and cash equivalents, with corresponding liabilities included in accounts payable, in the accompanying consolidated balance sheets. These activities do not have a material impact on the Company’s liquidity requirements.

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

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, general and specific economic conditions, and local market conditions. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged to allowance for doubtful accounts to the Company’s consolidated statements of operations were $16,559, $4,507 and $6,863 for the fiscal years ended January 31, 2014, 2013, and 2012, respectively. The Company does not have any off-balance-sheet credit exposure related to its clients.

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

Pharma Property Agreements. The Company previously entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. The Company leases the facility pursuant to a lease agreement which provides for an initial 10 year term which ends in fiscal 2023, and the Company has the option to extend the initial term for up to two successive 10 year terms. The Company also has a right of first refusal to purchase the property should the owner thereof seek to sell the property to a third party. As of January 31, 2014, liabilities outstanding of $49,005, including $1,649 in the current portion, are included in capital lease obligations pursuant to this lease arrangement. The facility is treated for financial accounting purposes as a build-to-suit facility, and is treated under the financing method pursuant to ASC 840, Leases (ASC 420).

The Company believes that the prevailing lease agreement which has an initial term of ten years, with an option to renew for two successive ten year terms, meets its operational needs and contains economic terms which are satisfactory to us. Although possible, the Company believes it is unlikely that it will purchase the facility during the foreseeable future.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, bank lines of credit, long-term deposits, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, forward contracts and other derivative instruments. With the exception of the Company’s senior unsecured guaranteed notes and call options, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments, or because the interest rates are based upon variable reference rates. As discussed further in Note 10, “Borrowings” on January 25, 2013, the Company issued $150,000 and $50,000 of senior unsecured guaranteed notes. As of January 31, 2014, the fair values of these notes were $153,361 and $50,877, respectively.

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

Reclassifications. Certain amounts in previous years’ consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications primarily include the combination of certain immaterial line items on the Company’s Consolidated Statements of Comprehensive (Loss)/Income.

Recent Accounting Pronouncements.

Adoption of New Accounting Standards. In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The Company adopted ASU 2013-11, during the second quarter ended July 31, 2013. The adoption of this standard did not have a significant impact on the Company’s financial statements.

Standards Issued But Not Yet Effective. None.

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

All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition. The Company did not complete any material acquisitions during the fiscal years ended January 31, 2014, 2013, and 2012.

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

	Fiscal years ended January 31,
	2014	2013	2012
Pre-tax (loss)/income from continuing operations
United States	$(38,311)	$(89,838)	$821
Non-United States	8,465	47,689	113,827

Total	$(29,846)	$(42,149)	$114,648

The provision for taxes on losses/income from continuing operations consists of the following:

	U.S. Federal	U.S. State	Foreign	Total
Fiscal year ended January 31, 2014
Current	$—	$4,497	$31,767	$36,264
Deferred	6,673	1,953	(3,814)	4,812

Total	$6,673	$6,450	$27,953	$41,076

Fiscal year ended January 31, 2013
Current	$624	$89	$34,302	$35,015
Deferred	1,315	263	15,298	16,876

Total	$1,939	$352	$49,600	$51,891

Fiscal year ended January 31, 2012
Current	$592	$118	$52,658	$53,368
Deferred	(3,620)	(724)	(13,374)	(17,718)

Total	$(3,028)	$(606)	$39,284	$35,650

A reconciliation of the Company’s statutory tax rate to the effective tax rate were as follows:

	Fiscal years ended January 31,
	2014	2013	2012
Pre-tax (loss)/income from continuing operations	$(29,846)	$(42,149)	$114,648
Statutory income tax rate for the Company(1)	—	—	—
Foreign income tax differential	(9,252)	(22,417)	29,130
Goodwill and intangible assets impairment	—	34,379	852
Deferred tax rate change adjustment	21	24	525
Non-deductible expenses	3,144	3,691	3,366
Deferred tax assets related to amalgamations	—	(8,857)	(18,898)
Change in valuation allowance	48,651	45,925	18,776
Net impact of change in uncertain tax positions	(1,727)	860	2,340
Other	239	(1,714)	(441)

Provision for income taxes	$41,076	$51,891	$35,650

	Fiscal years ended January 31,
	2014	2013	2012
Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	31.0	53.2	25.4
Goodwill and intangible assets impairment	—	(81.6)	0.7
Deferred tax rate change adjustment	(0.1)	(0.1)	0.5
Non-deductible expenses	(10.5)	(8.8)	2.9
Deferred tax assets related to amalgamations	—	21.0	(16.5)
Change in valuation allowance	(163.0)	(109.0)	16.4
Net impact of change in uncertain tax positions	5.8	(2.0)	2.0
Other	(0.8)	4.2	(0.3)

Effective income tax rate	(137.6)%	(123.1)%	31.1%

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

Provision for income taxes of $41,076 and $51,891, respectively, for the fiscal year ended January 31, 2014 and 2013, included income tax expense of $48,651 and $$45,925, respectively, to increase the valuation allowances on the Company’s deferred tax assets. Included within the 2014 fiscal year, an increase in the valuation allowance were out of period adjustments to income tax expense of $6,706, to increase the valuation allowances on certain deferred tax assets, that should have been recorded in fiscal year 2013. Management has concluded that this correction is immaterial.

As the result of the deterioration of earnings and loss of clients, the Company updated its assessment of the realizability of deferred tax assets. Management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized for certain subsidiaries in United States, France, India, Portugal, Taiwan, Philippines, Russia and South Africa. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at January 31, 2014. As a result, the Company recorded additional tax expense of $10,010 and $25,797, respectively, for fiscal years 2014 and 2013 related to valuation allowances.

In connection with the impairment of goodwill and other intangible assets as discussed in Note 7, the Company reviewed the deferred tax benefits associated with these assets. The impairments resulted in the Company recording a tax benefit of $3,177 for the fiscal year ended January 31, 2013.

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

Deferred tax benefit recognized in income tax expense resulting from operating loss carryforwards was $2,462, and $3,972 for the fiscal years ended January 31, 2014 and 2013, respectively, as compared to tax expense of $131 for the fiscal year ended January 31, 2012. Deferred tax expense of approximately $21, $24 and $525 were attributable to statutory rate change adjustments for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

The deferred income tax assets and deferred income tax liabilities at January 31, 2014 and 2013 resulted from temporary differences associated with the following:

	January 31,
	2014	2013
Gross deferred income tax assets:
Allowance for doubtful accounts	$3,042	$2,859
Provisions not currently deductible	17,400	19,287
Property, plant and equipment	6,152	2,064
Net operating loss carryforwards	86,223	57,884
Retirement benefits	2,714	4,222
Goodwill and intangible assets	35,382	37,338
Other	7,757	11,179

Total gross deferred income tax assets	158,670	134,833

Gross deferred income tax liabilities:
Property, plant and equipment	(1,120)	(7,961)
Goodwill and intangible assets	(8,140)	(21,693)
Other	(8,367)	(2,775)

Total gross deferred income tax liabilities	(17,627)	(32,429)
Valuation allowance	(138,087)	(89,436)

Net deferred income tax asset	$2,956	$12,968

The deferred income tax assets and deferred income tax liabilities recognized in the consolidated balance sheets were as follows:

	January 31,
	2014	2013
Current deferred tax asset	$8,889	$19,595
Non-current deferred tax asset	11,693	25,802
Current deferred tax liability	3,236	2,775
Non-current deferred tax liability	14,390	29,654

The valuation allowance for deferred tax assets as of January 31, 2014 and 2013 was $138,087 and $89,436, respectively. The net change in the total valuation allowance was an increase of $48,651 and $45,925 for the fiscal years ended January 31, 2014 and 2013, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence including the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at January 31, 2014. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of January 31, 2014, the Company had approximately $20,371 of net operating loss carryforwards in various countries, which includes amounts obtained through acquisitions. These net operating loss carryforwards expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards. Approximately $8,950 of net operating loss carryforwards in various locations do not expire. The remaining $11,421 of net operating losses, associated with a variety of locations, will expire between 2015 and 2025.

The amount of undistributed foreign earnings was $322,666 at January 31, 2014. In general, it is our practice and intention to reinvest the earnings of our subsidiaries in those operations. The Company has not made a provision for foreign withholding taxes related to the undistributed foreign earnings of these subsidiaries that are essentially permanent in duration. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

4.	Uncertain Tax Positions

A reconciliation of the beginning and ending amounts of total unrecognized tax positions (excluding interest) included in other non-current liabilities were as follows:

	Fiscal years ended January 31,
	2014	2013	2012
Balance at beginning of year	$8,589	$7,769	$5,508
Increase for tax positions taken during the current year	800	2,000	1,169
(Decrease)/increase for tax positions taken in a prior period	(2,652)	652	3,000
Lapses and settlements	(2,527)	(1,792)	(1,931)
Foreign currency translation	(8)	(40)	23

Balance at the end of the year	$4,202	$8,589	$7,769

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. For the fiscal years ended January 31, 2014, 2013, and 2012, the Company accrued $888, $813 and $637 of interest, respectively. The total amount of unrecognized tax benefits that would favorably affect the Company’s effective tax rate if recognized was $4,202 and $8,296 as of January 31, 2014 and 2013, respectively. The total amount of interest accrued associated with the unrecognized tax benefits was $1,857 and $1,895 as of January 31, 2014 and 2013, respectively. Tax years 2008 through 2013 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. During fiscal 2014, the Company reduced its liability for uncertain positions by $1,999 related to the expiration of the statute of limitations and $528 related to the settlements with tax authorities. During fiscal 2013, the Company reached a settlement with a state tax authority and as a result reduced its liabilities for uncertain tax positions by $329. Also during fiscal 2013, the Company reduced its liabilities for uncertain tax positions by $1,463 due to the expiration of the statute of limitations, of which $357 was reduced in the fourth quarter of fiscal 2013. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of January 31, 2014 will decrease by up to $666 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

5.	Earnings per Share

Earnings per share are calculated were as follows:

	Fiscal years ended January 31,
	2014	2013	2012

Amounts attributable to UTi Worldwide Inc. common shareholders:

Net (loss)/income	$(76,658)	$(100,506)	$72,533

Weighted average number of ordinary shares	104,527,949	103,544,171	102,586,527
Incremental shares required for diluted earnings per share related to stock options/restricted share units	—	—	859,854

Diluted weighted average number of ordinary shares	104,527,949	103,544,171	103,446,381

Basic (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.73)	$(0.97)	$0.71

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders	$(0.73)	$(0.97)	$0.70

Weighted-average diluted shares excluded from computation	—	—	2,969,560

Weighted-average diluted shares outstanding exclude shares representing stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the year or do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share.

For the fiscal years ended January 31, 2014 and January 31, 2013, no incremental common shares are included in the computation of diluted loss per common share, as the Company has a net loss.

6.	Property, Plant and Equipment

Property, plant and equipment at cost and accumulated depreciation were:

	January 31,
	2014	2013
Land	$13,548	$15,368
Buildings and leasehold improvements	104,187	107,908
Computer equipment and software	163,577	165,499
Furniture, fixtures and equipment	115,936	122,383
Vehicles	58,842	52,107

Property, plant and equipment, gross	456,090	463,265
Accumulated depreciation	(234,054)	(220,367)

Property, plant and equipment, net	$222,036	$242,898

The components of property, plant and equipment at cost and accumulated depreciation recorded under capital leases were:

	January 31,
	2014	2013
Land	$6,279	$7,823
Buildings and leasehold improvements	26,202	31,867
Computer equipment and software	15,939	21,909
Furniture, fixtures and equipment	38,479	47,391
Vehicles	23,887	17,852

Property, plant and equipment, gross	110,786	126,842
Accumulated depreciation	(35,632)	(35,928)

Property, plant and equipment, net	$75,154	$90,914

7.	Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reporting segment for the fiscal years ended January 31, 2014 and 2013 were as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at January 31, 2012	$173,732	$241,490	$415,222
Acquisitions and related payments	390	—	390
Goodwill impairment	—	(93,008)	(93,008)
Foreign currency translation adjustment	(1,475)	(6,860)	(8,335)

Balance at January 31, 2013	$172,647	$141,622	$314,269
Foreign currency translation adjustment	(4,975)	(10,796)	(15,771)

Balance at January 31, 2014	$167,672	$130,826	$298,498

In accordance with ASC 350, Intangibles — Goodwill and Other, impairment testing for goodwill is performed at least annually at the end of the second quarter of each fiscal year. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of July 31, 2013, the date of our most recent impairment test, the carrying value and fair value of the Americas Contract Logistics and Distribution reporting unit’s total assets was $198,100 and $213,400, respectively.

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

Other Intangible Assets. Amortizable intangible assets at January 31, 2014 and 2013 relate primarily to software applications internally-developed by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at January 31, 2014 and 2013 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at January 31, 2014
Internally-developed software	$160,490	$(16,202)	$144,288	6.8
Client relationships	79,767	(58,748)	21,019	8.8
Non-compete agreements	286	(169)	117	4.5
Other	3,634	(3,596)	38	3.7

Total	$244,177	$(78,715)	$165,462

Balance at January 31, 2013
Internally-developed software	$118,259	$(6,775)	$111,484	6.7
Client relationships	84,132	(53,431)	30,701	8.8
Non-compete agreements	285	(111)	174	4.5
Other	4,007	(3,916)	91	3.7

Total	$206,683	$(64,233)	$142,450

Amortization expense totaled $18,502, $12,262 and $15,761 for the fiscal years ended January 31, 2014, 2013, and 2012, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years and thereafter ended January 31:

2015	$29,911
2016	28,732
2017	26,532
2018	23,421
2019 and thereafter	56,866

In addition to the amortizable intangible assets, the Company also had $907 and $916 of intangible assets not subject to amortization at January 31, 2014 and 2013, respectively, related primarily to acquired trade names. The Company’s accumulated impairment charge related to indefinite-life intangible assets was $3,709 at January 31, 2014 and 2013, all of which are included in the Company’s Contract Logistics and Distribution segment.

Prior to determining the goodwill impairment charge, the Company evaluated purchased intangible assets subject to amortization and other long-lived assets as required by ASC 350. Due to the deterioration of earnings and loss of certain clients, earnings forecasts were revised, and the Company determined that the carrying value of certain client relationships within the Company’s Contract Logistics and Distribution segment were impaired. The Company recorded a non-cash impairment charge of $1,643 for its client relationships as of January 31, 2013. This charge was before a related deferred tax benefit of $460.

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

The following table shows a summary of severance and other charges:

	Fiscal years ended January 31,
	2014	2013	2012
Employee severance costs	$24,791	$12,826	$9,645
Facility exit costs and other	3,308	—	2,381
Legal settlements	1,519	5,213	3,106

Total	$29,618	$18,039	$15,132

Facility exit costs. Amounts charged for other exit costs for the fiscal year ended January 31, 2014 and 2012 were $3,308 and $2,381, respectively. These charges were incurred in connection with the closure of certain underutilized contract logistics facilities in Africa and Europe.

Legal settlements. During the fiscal year ended January 31, 2013, the Company recorded a charge for $5,213 related to an adverse legal judgment rendered in October 2012, which related to a January 2006 warehouse fire in the Company’s operations in Sydney, Australia. During the fiscal year ended January 31, 2014, the Company recorded an additional charge of $1,519, for certain legal matters including the final settlement with certain of the claimants regarding this matter.

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

Certain information regarding employee severance and other costs by segment is summarized were as follows:

	Fiscal years ended January 31,
	2014	2013	2012
Freight Forwarding	$13,894	$6,029	$5,555
Contract Logistics and Distribution	12,244	9,680	5,653
Corporate	3,480	2,330	3,924

Total	$29,618	$18,039	$15,132

9.	Trade Payables and Other Accrued Liabilities

Trade payables and other accrued liabilities were comprised of the following:

	January 31,
	2014	2013
Trade payables	$562,095	$596,834
Interest payable	6,216	1,956
Staff cost related accruals	76,097	69,533
Contingent consideration	—	700
Other payables and accruals	110,557	117,421

Total trade payables and other accrued liabilities	$754,965	$786,444

10.	Borrowings

As of January 31, 2014, the Company did not expect to be in compliance with the maintenance covenants and had drawn down substantially all of the availability under its 2011 Nedbank Facility, 2011 RBS Facility, the 2011 Bank of the West Facility, the German Credit Facility and The Prudential Insurance Company of America debt agreements and was required to obtain waivers of such noncompliance from the necessary lenders and noteholders under such debt agreements. The Company completed the following actions to address the liquidity and convenant challenges described below during February and March 2014 (which is referred to collectively as the FY 2015 Refinancing):

4.50% Convertible Senior Notes. The Company completed a private offering of 4.50% Convertible Senior Notes due 2019 (the 2019 Notes) in the aggregate principal amount of $400,000. After deducting fees and expenses, the Company received net proceeds from the offering of the 2019 Notes of $386,133. Currently, the 2019 Notes provide that upon a conversion, the Company is required to deliver ordinary shares based on the then effective conversion rate. The Company intends, however, to seek the approval required from its shareholders at the Company’s 2014 annual meeting of shareholders in order to provide it with the option to, upon a conversion of the 2019 Notes, to pay or deliver, as the case may be, cash, our ordinary shares or a combination of cash and ordinary shares, at its election. The Company cannot be certain that its shareholders will grant the approval the Company intends to seek. If the Company does not obtain such approval, then it would be required to deliver ordinary shares upon the conversion of the 2019 Notes.

Convertible Preference Shares. The Company completed a private offering of Convertible Preference Shares (the Convertible Preference Shares) to its largest shareholder, in the aggregate principal amount of $175,000. The Company expects that dividends on the Convertible Preference Shares will be paid in kind quarterly starting on June 1, 2014 until March 1, 2017. If the Company pays cash dividends on the Convertible Preference Shares, the dividend rate will be 8.0%, otherwise the dividend rate will be 7.0%. The Convertible Preference Shares are convertible at the holder’s option into the Company’s ordinary shares (or a combination of ordinary shares and cash in certain circumstances) at any time after September 5, 2014 (or earlier upon liquidation of the Company) based on an initial conversion price of $13.8671. The Company may, at its option, cause a mandatory conversion of the Convertible Preference Shares if its ordinary shares equal or exceed a certain closing price threshold over a specified trading period at any time following March 1, 2017. In addition, if certain specified fundamental changes occur prior to March 1, 2017, the holders of the Convertible Preference Shares will have the right to convert their Convertible Preferred Shares and be entitled to a fundamental change dividend make-whole amount. Until March 1, 2017, the holders of the Convertible Preference Shares will have pre-emptive rights with respect to certain of the Company’s equity securities for so long as they own a number of Convertible Preference Shares convertible into at least 6,309,896 ordinary shares.

CitiBank Credit Facility. The Company and certain of its subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West, and the lenders party thereto for a new senior secured asset-based revolving credit facility (the CitiBank Credit Facility), that provides commitments of $150,000, as fully described below.

In conjunction with the FY2015 Refinancing, the Company (i) repaid all of the $200,000 aggregate principal amount of the Company’s private placement notes issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20,800, (ii) refinanced indebtedness under certain of the Company’s previously outstanding credit facilities and terminated those credit facilities, and (iii) provided cash collateral of approximately $40,000 for certain letters of credit and bank guarantees. In connection with the prepayment of the 2013 Notes and the termination of the various credit facilities, in the first quarter of fiscal year 2015 the Company incurred a non-cash charge of approximately $848 related to unamortized loan and note origination costs.

The information presented below reflects the Company’s borrowings as of January 31, 2014, and is prior to the effect of the FY 2015 Refinancing. Borrowings were comprised of the following:

	January 31,
	2014	2013
Bank lines of credit	$260,700	$79,213
Short-term borrowings	7,551	1,129
Current portion of long-term borrowings	3,488	5,663
Long-term borrowings, excluding current portion	205,862	204,434

Total borrowings	477,601	290,439

The current portion of long-term borrowings included the amounts payable under the Company’s private placement notes, which were repaid as part of the Company’s FY15 Refinancing. The amounts due under long-term borrowings as of January 31, 2014 were repayable in the following fiscal years:

2015	$203,488
2016	4,004
2017	1,858
2018	—
2019 and after	—

Borrowings are denominated primarily in U.S. dollars. Weighted interest rates are calculated based upon balances at fiscal year-end. Weighted interest rates and average borrowings for bank lines of credit and short-term borrowings are as follows:

	January 31,
	2014	2013
Weighted interest rates on the Company’s outstanding debt based upon borrowings outstanding as of the period ending approximated	2.1%	3.2%
Weighted interest rate on bank lines of credit based upon borrowings outstanding	2.0%	3.0%
Average bank lines of credit over the respective fiscal years	$210,151	$149,888
Weighted average interest rate on short-term borrowings approximated	3.0%	1.1%
Average short-term borrowings over the respective fiscal years	$2,325	$1,122

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

As of January 31, 2014 and prior to the completion of the FY 2015 Refinancing, the Company had, among others, a credit facility with The Royal Bank of Scotland (the 2011 RBS Facility), a credit facility with Nedbank

Limited acting through its London Branch (the 2011 Nedbank Facility), and a credit facility with Bank of the West (the 2011 Bank of the West Facility), and its subsidiary in Germany, UTi Deutschland GmbH, had a credit facility with Commerzbank Aktiengesellschaft (the 2013 German Credit Facility, the Company refers to the 2011 RBS Facility, the 2011 Nedbank Facility, the 2011 Bank of the West Facility and the 2013 German Credit Facility collectively as the Prior Facilities). In connection with the completion of the FY 2015 Refinancing, in March 2014 the Company repaid all of the $200,000 aggregate principal amount of its private placement notes issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20,800, (ii) provided approximately $40,000 cash collateral for letters of credit and bank guarantees outstanding under the 2011 RBS Facility, (iii) refinanced indebtedness then outstanding under the 2011 Nedbank Facility, the 2011 Bank of the West Facility and the 2013 German Credit Facility, and (iv) each of the 2011 RBS Facility, 2011 Bank of the West Facility and the 2013 German Credit Facility were terminated (except that the Company still has letters of credit and bank guarantees outstanding under the 2011 RBS Facility, which were previously outstanding under the 2011 RBS Facility and which are now governed by a Cash Collateral Agreement) and we intend to terminate the 2011 Nedbank Facility promptly after we provide cash collateral for the letters of credit outstanding thereunder. Both as of January 31, 2014 and continuing after the completion of the FY 2015 Refinancing, the Company had, and the Company continues to maintain, its South African rand credit facility, with Nedbank Limited, acting through its Corporate Banking Division (the South African Facilities Agreement), a credit facility through its subsidiary in Japan with Sumitomo Mitsui Banking Corporation (the Japan Credit Facility) and various other bank lines, letter of credit and credit facilities. The following table presents information about the facility limits and the aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of January 31, 2014 and without giving effect to the FY 2015 Refinancing:

	2011 Royal Bank of Scotland N.V. (RBS) Facility(1)	2011 Nedbank Facility(2)	2011 Bank of the West Facility(3)	German Credit Facility(4)	2009 Nedbank South African Facilities(5)	Other Facilities(6)	Total
Credit facility limit	$50,000	$100,000	$50,000	$51,701	$50,590	$178,452	$480,743

Facility usage for cash withdrawals	—	69,599	50,000	50,340	—	90,761	260,700
Letters of credit and guarantees outstanding(7)	38,269	11,928	—	853	50,423	55,485	156,958

Total facility/usage	$38,269	$81,527	$50,000	$51,193	$50,423	$146,246	$417,658

Available, unused capacity	$11,731	$18,473	$—	$508	$167	$32,206	$63,085
Available for cash withdrawals	$—	$15,401	$—	$340	$26,626	$29,705	$72,072

(1)	In connection with the FY 2015 Refinancing, the 2011 RBS Facility was terminated in March 2014 and the Company provided cash collateral in the amount of approximately $40,000 to secure the letters of credit and bank guarantees which were then outstanding under the 2011 RBS Facility and which are now outstanding, pursuant to a Cash Collateral Agreement.
(2)	The 2011 Nedbank Facility matures on June 24, 2016 for letter of credit items and no sooner than June 24, 2014 for cash draw items. The 2011 Nedbank Facility was amended in December 2013 to provide for a $15,000 committed standby letter of credit facility and a $85,000 cash draw facility. The 2011 Nedbank Facility bears interest at 2% above the daily London Interbank Offered Rate (LIBOR) rate. The Company intends to terminate the 2011 Nedbank Facility as soon as we are able to provide cash collateral for the letters of credit outstanding thereunder. The cash draw portion of the 2011 Nedbank Facility was paid in full in March 2014 in connection with the FY 2015 Refinancing.
(3)	The 2011 Bank of the West Facility provides for up to $50,000 availability for both cash withdrawals and letters of credit, with a sublimit for certain letters of credit of $30,000. The 2011 Bank of the West Facility bears interest at the Company’s choice of either (a) the one-month LIBOR rate plus 1.5% or (b) the highest of (i) the bank’s prime rate, (ii) 0.5% above the federal funds rate, or (iii) 1% above the one-month LIBOR rate. The 2011 Bank of the West Facility was terminated in March 2014 in connection with the FY 2015 Refinancing.

(4)	The 2013 German Credit Facility bears interest at the Euro OverNight Index Average rate plus 1.7% and provides for both cash draws and guarantees. The 2013 German Credit Facility was terminated in March 2014 in connection with the FY 2015 Refinancing.
(5)	The amounts in this column reflect the Company’s South African Facilities Agreement, which is a South African rand (ZAR) 570,000 credit facility, with Nedbank Limited, acting through its Corporate Banking Division. The revolving facility is comprised of a ZAR 300,000 working capital facility and a ZAR 270,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of the South African Facilities Agreement, and which are included under capital lease obligations on the Company’s consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $60,858 and $84,191 as of January 31, 2014 and 2013, respectively.
(6)	Includes cash pooling arrangements utilized by a number of the Company’s subsidiaries. The largest of these other additional facilities is the Japan Credit Facility.
(7)	Amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

2009 South African Facilities Agreement. On July 9, 2009, certain of the Company’s subsidiaries operating in South Africa entered into the South African Facilities Agreement with Nedbank Limited, acting through its Corporate Banking Division, which was amended by a First Addendum to Facilities Agreement dated April 4, 2012. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of the Company’s subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement.

The South African Facilities Agreement provides the Company with the option to request that the lenders increase their commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 270,000 subject to the approval of such lenders and the satisfaction of certain conditions precedent. The South African Facilities Agreement terminates in July 2016.

CitiBank Credit Facility. As part of the FY 2015 Refinancing, in March 2014 the Company and certain of our U.S. and Canadian subsidiaries entered into the CitiBank Credit Facility, which facility is guaranteed by the Company and its subsidiaries. The CitiBank Credit Facility provides $150,000 of commitments for a senior secured asset-based revolving line of credit, including a $20,000 sublimit for swingline loans, a $50,000 sublimit for the issuance of standby letters of credit and a $20,000 sublimit for loans in Canadian dollars. The maximum amount the Company is permitted to borrow under the CitiBank Facility is subject to a borrowing base calculated by reference to our accounts receivable in the U.S. and Canada and certain eligibility criteria with respect to such receivables, and other borrowing limitations. Amounts borrowed under the CitiBank Credit Facility bear interest (1) at a rate based on the London Interbank Offered Rate, or LIBOR or the Canadian equivalent, plus a margin ranging from 2.00% to 2.50%, or (2) at a rate based on the higher of (a) the base prime rate offered by CitiBank, (b) 1.00% plus the one-month LIBOR rate or (c) 0.50% plus the federal funds rate or in each case, the Canadian equivalent, plus a margin ranging from 1.00% to 1.50%. The CitiBank Credit Facility terminates in March 2019, unless the 2019 Notes are not redeemed, refinanced or converted prior to September 2018, in which case the CitiBank Credit Facility will terminate in September 2018.

The CitiBank Credit Facility is secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of its U.S. and Canadian assets, including accounts receivable and a pledge of the equity in its U.S. and Canadian holding and operating companies. In addition, the CitiBank Credit Facility requires that the Company maintains a fixed charge coverage ratio of not less than 1.00 to 1.00 if available credit under the CitiBank Facility is less than the greater of (i) 10% of the maximum credit thereunder and (ii) $15,000. The CitiBank Credit Facility contains customary representations and warranties and customary events of default, payment of customary fees and expenses, as well as certain affirmative and negative covenants, including restrictions on: indebtedness; liens; mergers, consolidations and acquisitions; sales of assets; engaging in business other than its current business; investments; dividends; redemptions and distributions; affiliate transactions; and other restrictions. In connection with entering into the CitiBank Credit Facility, the Company has engaged a financial advisor approved by CitiBank to assist the Company with working capital and related matters

Other Additional Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the CitiBank Credit Facility and the South African Facilities Agreement, the Company utilizes a number of financial institutions to provide it and its subsidiaries with additional letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. In connection with these other additional facilities, the Japan Credit Facility is a Japanese Yen (JPY) 4,000,000 term loan agreement (approximately $39,040 as of January 31, 2014), which amount is included in the column “Other Facilities” in the table above. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 1.5% and has a maturity date of October 21, 2014. The Company may prepay the principal outstanding under the Japan Credit Facility upon 15 business days advance notice, subject to terms of the agreement. The Company and certain of its subsidiaries have provided a guarantee of the obligations outstanding under the Japan Credit Facility.

The CitiBank Credit Facility, the South African Facilities Agreement, and certain of its other credit, letters of credit and guarantee facilities also contain other limitations on the payment by the Company and/or by its various subsidiaries of dividends, distributions and share repurchases. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. Furthermore, the CitiBank Credit Facility, the South African Facilities Agreement, and certain of its other credit facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities the right to declare a default if the Company defaults under other indebtedness in certain circumstances. Should the Company fail to comply with the covenants, in the CitiBank Credit Facility, the South African Facilities Agreement, or certain of its other credit, letters of credit or guarantee facilities it would be required to seek to amend the covenants or to seek a waiver of such non-compliance as the Company was required to do in the past under its Prior Facilities. If the Company is unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various facilities could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to it.

Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities described above. The total of such bank borrowings was $7,551 and $1,129, respectively, at January 31, 2014 and January 31, 2013.

Long-term Borrowings. Without giving effect to the FY2015 Refinancing, the following table presents information about the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes and other long-term borrowings as of January 31, 2014:

	2013 Series A Notes	2013 Series B Notes	Other Facilities	Total
Maturity date	February 1, 2022	February 1, 2020
Original principal	$150,000	$50,000
Interest rate per annum	4.60%	4.00%	2.77%

Balance at January 31, 2014:
Current portion of long-term borrowings	—	—	3,488	3,488
Long-term borrowings, excluding current portion	150,000	50,000	5,862	205,862

Total	$150,000	$50,000	$9,350	$209,350

On January 25, 2013, the Company issued $200,000 (principal amount) of senior unsecured guaranteed notes (collectively, the 2013 Notes) pursuant to a note purchase agreement (2013 Note Purchase Agreement) entered into among the Company, certain of its subsidiaries as guarantors (Subsidiary Guarantors) and The Prudential Insurance Company of America (Prudential), and a limited number of entities affiliated with, or managed by, Prudential. The 2013 Notes consist of the 2013 Series A Notes and the 2013 Series B Notes. In connection with the FY 2015 Refinancing, the Company repaid the $200,000 of indebtedness which was then outstanding under the 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20,800.

As part of the FY 2015 Refinancing, the Company issued $400,000 of its 4.50% Convertible Senior Notes due 2019 and entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee (the Trustee), in connection therewith. The Indenture governs the 2019 Notes and contains terms and conditions customary for transactions of this type. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by us when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. No sinking fund is provided for the 2019 Notes, and the Company may not redeem the 2019 Notes at its option prior to maturity unless certain tax related events occur. The 2019 Notes are senior unsecured obligations and rank senior in right of payment to any of our debt that is expressly subordinated in right of payment to the 2019 Notes and rank equally in right of payment with its other senior unsecured debt.

The Indenture provides that if the Company undergoes certain types of fundamental changes prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require us to repurchase all or any of such holder’s 2019 Notes for cash. The fundamental change repurchase price will be 100% of the principal amount of the 2019 Notes to be repurchased, plus accrued and unpaid interest if any, to, but excluding, the fundamental change repurchase date all as provided for in the Indenture.

Pursuant to the terms of the Indenture, the notes will be convertible into the Company’s ordinary shares at an initial conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), upon the occurrence of any of the following events: (A) prior to the close of business on the business day immediately preceding September 1, 2018, (i) by a holder’s surrender for conversion of all or a portion of its 2019 Notes if the last reported sale price of the Company’s ordinary shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) by a holder’s surrender for conversion of its 2019 Notes during the 5 business day period after any 5 consecutive trading day period in which the “trading price” of the 2019 Notes for each trading day during such period was less than 98% of the product of the last reported sale price of the Company’s ordinary shares and the conversion rate on such trading day, (iii) if the Company calls the 2019 Notes for tax redemption, by a holder’s surrender for conversion of all or any portion of its 2019 Notes at any time prior to the close of business on the business day prior to the tax redemption date, or (iv) by a holder’s surrender for conversion of its 2019 Notes upon certain specified corporate events relating to distributions by us as set forth in the Indenture; and (B) on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. The conversion rate is subject to adjustment in certain events, such as distributions, dividends or stock splits. Upon conversion of the 2019 Notes, the Company will deliver ordinary shares, except that if the Company obtains the requisite shareholder approval under certain circumstances, the Company may choose to pay or deliver, as the case may be, either cash, ordinary shares or a combination of cash and ordinary shares, at its election.

The Indenture further provides for customary events of default, including (but not limited to): (i) the Company’s failure to make any interest payment on any 2019 Note when due and payable and such default continues for a period of 30 days; (ii) the Company’s failure to make any principal payment of any 2019 Note when due and payable at its stated maturity, upon any required repurchase, upon redemption, upon declaration of acceleration or otherwise; (iii) the Company’s failure for a period of 5 business days after the relevant conversion date to comply with its obligation to convert the 2019 Notes in accordance with the Indenture upon exercise of a holder’s conversion right; (iv) the Company’s failure to comply with its obligations in the event of certain consolidations, mergers, sales of assets and other transactions; (v) the Company’s failure for 60 days following written notice from the Trustee or holders of at least 25% in principal amount of the 2019 Notes to comply with any of its other agreements contained in the 2019 Notes or the Indenture; (vi) default by the Company (or any of its subsidiaries) with respect to any debt agreement relating to any indebtedness in excess of $10,000 (or the foreign currency equivalent thereof) in the aggregate, resulting in such indebtedness becoming or being declared due and payable or constituting a failure to pay principal or interest of any such debt when due and payable at its stated maturity, upon required repurchase, upon declaration of acceleration or otherwise; (vii) certain events of bankruptcy, insolvency or reorganization of us (or any of its significant subsidiaries); and (viii) the rendering against us (or any of its subsidiaries) of a final judgment for the payment of $10,000 (or the foreign currency equivalent thereof) or more that is not discharged or stayed within 60 days after the date on which the right to appeal has expired or the date on which all rights to appeal have been extinguished. If an event of default under the Indenture (other than an event of default described in clause (vii) above) occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of 2019 Notes may declare 100% of the principal amount of and accrued and unpaid interest, if any, on all the 2019 Notes to be due and payable. With respect to the event of default described in clause (vii) above, in such an event the principal amount of and accrued and unpaid interest, if any, on the 2019 Notes will automatically become and be immediately due and payable without any declaration or other act on the part of the Trustee or any 2019 Note holder.

11.	Supplemental Financial Information

Other Operating Expenses. Other operating expenses are comprised of selling, general and administrative costs. The following table shows a summary of other operating expenses:

	Fiscal years ended January 31,
	2014	2013	2012
Advertising costs	$4,117	$3,660	$2,541
Facilities and communication	191,132	196,899	204,453
Vehicle expenses	53,138	55,250	53,943
Other operating expenses	298,957	290,647	291,581

Total other operating expenses	547,344	546,456	552,518

Supplemental Cash Flow Information. The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Fiscal years ended January 31,
	2014	2013	2012
Net cash paid for:
Interest*	$32,807	$44,654	$35,648
Income taxes	14,592	55,605	50,245
Withholding taxes	584	1,490	501
Non-cash activities:
Capital lease and other obligations incurred to acquire assets	15,567	13,825	15,829
Net change to other obligations incurred to internally-develop software	1,149	(3,107)	(463)
Liability incurred for contingent consideration of obligations	—	700	—
Obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	—	30,927	37,351

*	Net cash paid for interest is inclusive of capitalized interest of $2,252, $6,908 and $4,156 for the fiscal years ended 2014, 2013, and 2012, respectively, and excludes cash paid for debt issuance costs.

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

Sale of trade receivables. In October 2013, the Company and certain of its subsidiaries entered into a purchase agreement with a third party to sell certain of their trade receivables. Under the facility, no more than $75,000 of sold receivables can be outstanding at any one time and the Company acts as the servicing agent for the collection of the sold receivables. Sales of the trade receivables qualify as true sales in accordance with ASC 860, Transfers and Servicing, and accordingly, the trade receivables are derecognized from the consolidated balance sheets upon sale. In connection with the FY 2015 Refinancing, the Company terminated the purchase agreement relating to the sale of trade receivables.

For the fiscal year ended January 31, 2014, the aggregate amount of trade receivables sold under this facility was $36,626. As of January 31, 2014 substantially all of the sold trade receivables under this agreement has been collected. Sales under the facility are recorded as cash provided by operating activities in the consolidated statements of cash flows.

12.	Retirement Benefit Plans

Defined Contribution Plans. In certain countries, the Company sponsors defined contribution plans for all eligible employees. The assets of the plans are held separately from those of the Company. The Company is required to contribute a specified percentage of payroll costs to the plan to fund the benefits, as specified in the respective plan documents. The only obligation of the Company with respect to these plans is to make the required contributions. For the fiscal years ended January 31, 2014, 2013, and 2012, the Company’s contributions to these plans were $9,964, $10,853 and $6,672, respectively.

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

The following table summarizes the changes in benefit obligations and fair value of plan assets, funded status and amounts recognized in the accompanying consolidated balance sheets primarily in other non-current liabilities:

	As of January 31,
	2014	2013
Change in benefit obligations:
Benefit obligations at beginning of year	$45,088	$34,942
Service cost	2,027	1,267
Interest cost	1,887	2,089
Plan participants’ contributions	375	363
Actuarial (gain)/loss	(1,913)	9,118
Benefits paid	(2,291)	(1,474)
Curtailment/termination	(757)	(320)
Foreign currency translation	(1,614)	(897)

Benefit obligations at end of year	$42,802	$45,088

Change in plan assets:
Fair value of plan assets at beginning of year	$30,999	$24,953
Actual return on plan assets	2,046	6,156
Employer contributions	2,348	1,700
Plan participants’ contributions	375	363
Realized (loss)/gain on assets	(11)	455
Benefits paid	(2,291)	(1,474)
Curtailment/termination	(500)	(255)
Foreign currency translation	(1,349)	(899)

Fair value of plan assets at end of year	$31,617	$30,999

Funded status	$(11,185)	$(14,089)

The accumulated benefit obligation for all defined benefit plans was $37,452 and $40,170 at January 31, 2014 and 2013, respectively. The following table represents information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at January 31:

	As of January 31,
	2014	2013
Projected benefit obligation	$37,792	$37,932
Accumulated benefit obligation	33,611	34,179
Fair value of plan assets	24,954	22,980

Weighted-average assumptions used to determine benefit obligations were as follows at January 31:

	As of January 31,
	2014	2013
Discount rate	5%	5%
Rate of increase in future compensation levels	3%	3%

Amounts recognized in consolidated accumulated other comprehensive loss was as follows at January 31:

	As of January 31,
	2014	2013
Accumulated other comprehensive loss:
Unrecognized net actuarial loss	$4,513	$6,903
Unrecognized net transition obligation	33	32
Unrecognized prior service costs	81	94

Net amount recognized in accumulated other comprehensive income	$4,627	$7,029

The remaining balances within consolidated accumulated other comprehensive loss of $138,690 and $85,319 at January 31, 2014 and 2013, respectively, are attributable to foreign currency translation adjustments.

The changes in consolidated accumulated other comprehensive loss for defined benefit plans at the beginning and end of the year are as follows:

	Gross	Net of Tax Effect
Amounts recognized at February 1, 2013	$9,405	$7,029
Net actuarial gain	(2,974)	(2,183)
Amortization of net transition obligation	(4)	(4)
Amortization of prior service cost	(17)	(13)
Foreign currency translation	(330)	(202)

Amount recognized at January 31, 2014	$6,080	$4,627

The Company estimates that $192 will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the year ending January 31, 2015 resulting from changes in plan experience and actuarial assumptions.

The components of net periodic benefit cost were as follows:

	Fiscal years ended January 31,
	2014	2013	2012
Service cost	$2,027	$1,267	$1,549
Interest cost	1,887	2,089	2,026
Expected return on assets	(1,673)	(1,281)	(1,406)
Amortization of net actuarial loss	386	951	142
Amortization of net transition obligation	4	4	2
Amortization of prior service cost	17	17	18

Net periodic benefit cost before curtailment/termination costs	2,648	3,047	2,331
Curtailment/termination costs	56	(72)	1

Net periodic benefit cost	$2,704	$2,975	$2,332

Weighted-average assumptions used to determine net periodic benefit cost at January 31:

	Fiscal years ended January 31,
	2014	2013	2012
Discount rate	5%	6%	6%
Rate of increase in future compensation levels	3%	3%	3%
Expected long-term rate of return on assets	5%	6%	7%

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

The following table presents information about the Company’s plan assets measured at fair value on a recurring basis at January 31, 2014 and 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Balance at January 31, 2014
Assets categories:
Cash and cash equivalents	$3,405	$3,405	$—	$—	11%
Equity securities(a)	—	—	—	—	—
Fixed income securities:
Guaranteed insurance contracts(b)	14,989	—	—	14,989	47
Corporate bonds(c)	—	—	—	—	—
Government securities(d)	34	—	34	—	—
Mutual funds:
Equity securities(e)	6,531	—	6,531	—	21
Fixed income securities:
Money market fund	725	—	725	—	2
Corporate(f)	3,447	—	3,447	—	11
Government(g)	1,874	—	1,874	—	6
Mixed securities(h)	—	—	—	—	—
Hedge funds(i)	612	—	—	612	2

Total	$31,617	$3,405	$12,611	$15,601	100%

Balance at January 31, 2013
Assets categories:
Cash and cash equivalents	$3,937	$3,937	$—	$—	13%
Equity securities(a)	2,011	2,011	—	—	6
Fixed income securities:
Guaranteed insurance contracts(b)	12,799	—	—	12,799	41
Corporate bonds(c)	904	—	904	—	3
Government securities(d)	1,159	1,136	23	—	4
Mutual funds:
Equity securities(e)	4,725	—	4,725	—	15
Fixed income securities:
Money market fund	1,240	—	1,240	—	4
Corporate(f)	2,553	—	2,553	—	8
Government(g)	774	—	774	—	3
Mixed securities(h)	49	—	49	—	—
Hedge funds(i)	848	—	—	848	3

Total	$30,999	$7,084	$10,268	$13,647	100%

(a)	This category comprises of investments in domestic and international equity securities.

(b)	This category comprises of investments in guaranteed insurance contracts (GIC), whereby the interest rate, as well as the surrender value, is guaranteed.
(c)	This category comprises of investments in domestic and international bond securities.
(d)	This category comprises of investments in non-U.S. government treasury securities and bonds.
(e)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international equity securities.
(f)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international fixed income securities, such as corporate bonds.
(g)	This category comprises of investments in mutual funds whose underlying investments are in non-U.S. government treasury securities and bonds.
(h)	This category comprises of investments in mutual funds whose underlying investments are in both domestic and international equity and fixed income securities.
(i)	This category comprises of investments in mutual funds whose underlying investments are in South African hedge funds, which invests in a wide range of investment strategies and underlying managers.

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

The following table presents the changes in Level 3 category assets on a recurring basis for the fiscal years ended January 31, 2014 and 2013:

	As of January 31,
	2014	2013
Balance at beginning of year	$13,647	$1,118
Actual return on plan assets	1,004	150
Purchases, sales and settlements	997	(280)
Transfers into Level 3	—	12,206
Foreign currency translation	(47)	453

Balance at end of year	$15,601	$13,647

For the year ended January 31, 2014, 2013, and 2012, the Company contributed $2,348, $1,622 and $2,263, respectively, to its defined benefit plans. The Company currently anticipates contributing $1,946 to fund its defined benefit plans during the year ending January 31, 2015.

The following table shows the estimated future benefit payments for each of the next five fiscal years ending January 31 and the five years thereafter:

2015	$1,606
2016	1,217
2017	1,475
2018	1,212
2019	2,127
2020 and 2024	10,443

13.	Equity

During each of the fiscal years ended January 31, 2014, 2013, and 2012, the Company’s Board of Directors declared a dividend on the Company’s outstanding ordinary shares of $0.06 per share, totaling $6,314, $6,223 and $6,165, respectively.

Accumulated Other Comprehensive Loss. The following tables summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss (AOCI) before-and after-tax:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total

Balance at February 1, 2013	$(85,319)	$(7,029)	$(92,348)
Other comprehensive loss before reclassifications, before tax	(88,952)	—	(88,952)
Tax-effect	35,581	—	35,581

Other comprehensive loss before reclassifications, after tax	(53,371)	—	(53,371)

Amounts reclassified from AOCI, before tax	—	3,325	3,325
Tax-effect	—	(923)	(923)

Amounts reclassified from AOCI, after tax	—	2,402	2,402

Net current-period other comprehensive (loss)/income	(53,371)	2,402	(50,969)

Balance at January 31, 2014	$(138,690)	$(4,627)	$(143,317)

Balance at February 1, 2012	$(50,864)	$(5,119)	$(55,983)
Other comprehensive loss before reclassifications, before tax	(57,425)	—	(57,425)
Tax-effect	22,970	—	22,970

Other comprehensive loss before reclassifications, after tax	(34,455)	—	(34,455)

Amounts reclassified from AOCI, before tax	—	(2,509)	(2,509)
Tax-effect	—	599	599

Amounts reclassified from AOCI, after tax	—	(1,910)	(1,910)

Net current-period other comprehensive loss	(34,455)	(1,910)	(36,365)

Balance at January 31, 2013	$(85,319)	$(7,029)	$(92,348)

The effects on net (loss)/income of significant amounts reclassified out of each component of AOCI are summarized as follows:

		Fiscal years ended January 31,
		2014	2013	2012
Details about AOCI components	Affected line item on the consolidated statements of operations	Amount reclassified from AOCI

Defined benefit plans:
Amortization of net actuarial gain/(loss)	Staff costs	$2,974	$(2,815)	$(253)
Amortization of net transition asset/(obligation)	Staff costs	4	(25)	2
Amortization of prior service benefit	Staff costs	17	17	18
Foreign currency translation	Staff costs	330	314	327

	Pretax income	3,325	(2,509)	94
	Provision for income taxes	(923)	599	(21)

Total reclassification for the period	Net (loss)/income	$2,402	$(1,910)	$73

14.	Share-Based Compensation

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

In addition to the 2009 LTIP, at January 31, 2014, the Company had stock based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2000 Stock Option Plan, the 2000 Employee Share Purchase Plan, the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the Non-Employee Directors Share Option Plan (Directors Option Plan).

Since the adoption of the 2009 LTIP, no additional awards may be made pursuant to the 2004 LTIP. In addition, the Company no longer grants awards under the 2000 Stock Option Plan and the Directors Option Plan. Vesting of these awards occurs over different periods, depending on the terms of the individual award.

2009 LTIP. Options granted under the 2009 LTIP generally vest over a period of three to five years beginning on the first anniversary of the grant date, however the term of vesting may differ when it is established at the time of grant. Incentive options generally vest only as long as participants remain employees of the Company. The maximum contractual term of options granted in this plan is 10 years. RSUs vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested RSUs are generally forfeited upon termination of employment. Performance based awards generally vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met. At January 31, 2014 and 2013, there were 2,383,834 and 3,359,568 shares, respectively, available for grant under the plan.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2014, 2013, and 2012

The following tables summarize option and RSU activity under the 2009 LTIP:

	Stock Options					Restricted Stock Units
	Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Common Shares Available for Awards

Balance at February 1, 2011	8,408	$12.58				1,016,552	$16.95
Granted	179,961	$20.07	$8.77			827,162	$19.87
Exercised / vested	—	$—			$—	(224,894)	$17.14
Cancelled / forfeited	(4,386)	$20.07				(61,396)	$17.78

Balance at January 31, 2012	183,983	$19.73		9.2	$19	1,557,424	$18.44	3.7	$23,190

Exercisable at January 31, 2012	8,408	$12.58		8.4	$19

Granted	234,477	$16.81	$6.97			936,754	$16.29
Exercised / vested	—	$—			$—	(373,131)	$17.89
Cancelled / forfeited	—	$—				(141,466)	$17.01

Balance at January 31, 2013	418,460	$18.09		8.8	$18	1,979,581	$17.34	1.8	$29,219

Exercisable at January 31, 2013	66,934	$19.13		8.1	$18

Granted	298,204	$14.05	$5.38			1,090,812	$14.12
Exercised / vested	—	$—			$—	(556,121)	$17.26
Cancelled / forfeited	(51,267)	$17.00				(238,758)	$15.70

Balance at January 31, 2014	665,397	$16.37		8.2	$488	2,275,514	$15.99	1.6	$35,635	2,383,834

Exercisable at January 31, 2014	194,977	$18.50		6.9	$26

Awards expected to vest	469,185	$15.48		8.7	$462	2,074,854			$32,492

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the exercise price and the Company’s closing stock price on the last trading day of fiscal 2014, multiplied by the number of in-the-money options) that would have been received by the option holders if the options had been exercised on January 31, 2014. At January 31, 2014, there were 295,134 in-the-money options under the 2009 LTIP.

The aggregate intrinsic value in the table above represents the number of unvested RSUs multiplied by the Company’s closing stock price on the last trading day of fiscal 2014.

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

The following tables summarize option and RSU activity under the 2004 LTIP:

	Stock Options				Restricted Stock Units
	Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Common Shares Available for Awards

Balance at February 1, 2011	1,582,102	$20.51			1,319,950	$18.05
Exercised / vested	(53,550)	$16.32		$266	(366,638)	$18.36
Cancelled / forfeited	(90,967)	$25.66			(85,264)	$18.09

Balance at January 31, 2012	1,437,585	$20.32	3.7	$230	868,048	$17.90	1.6	$12,925

Exercisable at January 31, 2012	1,366,973	$20.64	3.6	$153

Exercised / vested	(15,000)	$16.64		$13	(493,675)	$20.08
Cancelled / forfeited	(116,584)	$21.56			(35,055)	$16.65

Balance at January 31, 2013	1,306,001	$20.24	2.8	$18	339,318	$14.72	0.6	$5,008

Exercisable at January 31, 2013	1,298,501	$20.26	2.8	$209

Granted	—	$—			297	$—
Exercised / vested	(94,800)	$15.86		$136	(212,768)	$15.36
Cancelled / forfeited	(21,077)	$29.05			(18,219)	$14.14

Balance at January 31, 2014	1,190,124	$20.43	1.9	$465	108,628	$13.51	0.2	$1,701	1,298,752

Exercisable at January 31, 2014	1,190,124	$20.43	1.9	$465

Awards expected to vest	—	$—	—	$—	107,043			$1,676

At January 31, 2014, there were 378,036 in-the-money options under the 2004 LTIP.

2000 Stock Option Plan. The 2000 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to the Company’s directors, executives, employees and consultants. The maximum contractual term of options granted under the plan is 10 years from grant date.

The following table summarizes option activity under the 2000 Stock Option Plan:

	Stock Options
	Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Common Shares Available for Awards

Balance at February 1, 2011	570,775	$8.57
Exercised	(132,625)	$8.03		$1,539

Balance at January 31, 2012	438,150	$8.74	1.0	$2,696

Exercisable at January 31, 2012	438,150	$8.74	1.0	$2,696

Exercised	(260,000)	$7.51		$2,307

Balance at January 31, 2013	178,150	$10.53	0.4	$753

Exercisable at January 31, 2013	178,150	$10.53	0.4	$753

Exercised	(172,150)	$10.61		$814
Cancelled / forfeited	(6,000)	$8.26

Balance at January 31, 2014	—	$—	—	$—	—

Exercisable at January 31, 2014	—	$—	—	$—

Awards expected to vest	—	$—	—	$—

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

RSUs vest and convert into the right to receive ordinary shares of the Company on the date immediately preceding the annual meeting which follows the award. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares. At January 31, 2014 and 2013, there were 361,932 and 401,898 shares, respectively, available for grant under the plan.

The following table summarizes RSU activity under the 2004 Non-Employee Directors Share Incentive Plan:

	Restricted Stock Units
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Common Shares Available for Awards

Balance at February 1, 2011	39,970	$14.01
Granted	31,318	$19.00
Vested	(39,970)	$14.01

Balance at January 31, 2012	31,318	$19.00	0.4	$466
Granted	35,880	$15.05
Vested	(31,318)	$19.00

Balance at January 31, 2013	35,880	$15.05	0.4	$530
Granted	35,688	$15.31
Vested	(35,880)	$15.05

Balance at January 31, 2014	35,688	$15.31	0.3	$559	361,932

Awards expected to vest	35,688			$559

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

The following table summarizes option activity under the Directors Option Plan:

	Stock Options
	Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Common Shares Available for Awards

Balance at February 1, 2011	72,000	$10.80
Exercised	(3,000)	$5.31			$41

Balance at January 31, 2012	69,000	$11.04		1.6	$266

Exercisable at January 31, 2012	69,000	$11.04		1.6	$266

Exercised	(15,000)	$8.80			$81

Balance at January 31, 2013	54,000	$11.66		0.8	$168

Exercisable at January 31, 2013	54,000	$11.66		0.8	$168

Exercised	(54,000)	$11.66			$194

Balance at January 31, 2014	—	$—		—	$—	—

Exercisable at January 31, 2014	—	$—		—	$—

Awards expected to vest	—	$—		—	$—

2000 Employee Share Purchase Plan. The 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) the opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. During the year ended January 31, 2014 and 2013, the Company issued 18,168 and 18,399, ordinary shares under the plan, respectively.

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

As of January 31, 2014, there was approximately $26,800 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The impact of stock option compensation costs was determined under the BSM, using the following weighted average assumptions:

	Fiscal years ended January 31,
	2014	2013	2012
Risk free rate of return, annual	1%	2%	2%
Expected term	5.9 years	6.0 years	5.9 years
Expected volatility	46%	42%	44%
Dividend yield	0.4%	0.3%	0.3%

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

A summary of stock options outstanding and exercisable pursuant to the Company’s share-based compensation plans is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
2009 LTIP
$12.58 - $16.33	295,134	9.1	$14.01	8,408	$12.58
$16.34 - $20.07	370,263	7.4	$18.24	186,569	$18.76

2004 LTIP
$13.51 - $15.32	326,736	2.8	$14.24	326,736	$14.24
$15.33 - $19.98	210,190	1.8	$17.54	210,190	$17.54
$19.99 - $22.26	338,640	1.2	$22.04	338,640	$22.04
$22.27 - $36.08	314,558	1.7	$27.06	314,558	$27.06

15.	Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of:

	January 31,
	2014	2013
Euro	$4,484	$5,609
U.S. Dollars	22,596	31,954
British Pound Sterling	963	936
All others	1,329	1,646

Total	$29,372	$40,145

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. The Company had the following balances for foreign currency asset/liability derivatives:

	2014	2013
Foreign currency derivative assets	$221	$101
Foreign currency derivative liabilities	$116	$79

Net gains and losses on foreign currency derivatives are as follows:

	Fiscal years ended January 31,
	2014	2013	2012
Net gains	$104	$22	$—
Net losses	$—	$—	$231

16.	Commitments

Pharma Property Agreements. The Company previously entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. The Company leases the facility pursuant to a lease agreement which provides for an initial 10 year term which ends in fiscal 2023, and the Company has the option to extend the initial term for up to two successive 10 year terms. The Company also has a right of first refusal to purchase the property should the owner thereof seek to sell the property to a third party. As of January 31, 2014, liabilities outstanding of $49,005, including $1,649 in the current portion, are included in capital lease obligations pursuant to this lease arrangement. The facility is treated for financial accounting purposes as a build-to-suit facility, and is treated under the financing method pursuant to ASC 840, Leases.

The Company believes that the prevailing lease agreement which has an initial term of ten years, with an option to renew for up to two successive ten year terms, meets its operational needs and contains economic terms which are satisfactory to us. Although possible, the Company believes it is unlikely that we will purchase the facility during the foreseeable future.

Future minimum lease payments under capital leases and under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2014, are:

	As of January 31,
	Capital leases	Operating leases
2015	$13,356	$104,965
2016	9,536	78,909
2017	7,406	58,558
2018	5,790	33,311
2019	6,402	19,019
2020 and thereafter	39,698	27,598

Total lease payments	82,188	$322,360

Less amount representing interest	(9,030)

Present value of minimum capital lease payments	73,158
Less current portion of capital lease obligations	(12,374)

Capital lease obligations, excluding current portion	$60,784

The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment, and motor vehicles. These leases are expensed on a straight line basis over the lease term. Total rent expense for the fiscal years ended January 31, 2014, 2013, and 2012 were $153,566, $149,451 and $150,915, respectively.

It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for furniture, fixtures and equipment is two to five years and the normal lease term for buildings varies between three and ten years. For the fiscal year ended January 31, 2014, the weighted average effective borrowing rate for property, plant and equipment under capital leases was 6.9%. Interest rates usually vary during the contract period.

The Company enters into short-term agreements with carriers to reserve space on a guaranteed basis. The pricing of these obligations is dependent upon current market conditions. The Company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2014 was $6,035.

Capital commitments contracted for, but not provided in the accompanying consolidated balance sheets as of January 31, 2014 totaled $1,373.

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

Industry-Wide Anti-Trust Investigations. On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $4,174 at January 31, 2014) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court.

In May 2009, the Company learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, the Company received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against the Company, its Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. The Company intends to respond to this proceeding within 30 days after the last defendant in this global proceeding has been notified, which has not yet occurred. Due to substantial delays in notifying each of the defendants, the Company is not required to respond to this proceeding until May 1, 2014 and the Company is currently preparing its response.

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

The Company (along with numerous other global logistics providers) was named as a defendant in a federal antitrust class action lawsuit filed on January 3, 2008 in the U.S. District Court of the Eastern District of New York (Precision Associates, Inc., et. al. v. Panalpina World Transport (Holding) Ltd., et. al.). Following a hearing on August 9, 2013, in which no one opposed the Company’s settlement, the Court granted final approval of the settlement with the Company as well as settlements with nine other logistics providers, which settlement resolved the entire portion of the lawsuit against the Company. In connection with the settlement, the Company agreed to pay to the plaintiffs 80.5% of the proceeds it had received and may, in the future, receive as one of the members of a separate class action litigation brought against numerous international air cargo carriers. The settlement provides for no other sources of consideration from the Company.

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

Securities Class-Action Lawsuit. On March 17, 2014, a putative securities class action lawsuit was filed against the Company, Eric W. Kirchner and Richard G. Rodick in the United States District Court for the Central District of California, captioned Michael J. Angley, on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner and Richard G. Rodick, No. 5:14-cv-00508, purportedly on behalf of all persons or entities who purchased the Company’s common stock on the open market during the period from December 5, 2013 through February 25, 2014. The complaint generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the Securities Exchange Commission prior to February 26, 2014, material facts relating to the Company’s liquidity position, financial condition, financial covenants and freight forwarding operating system. The complaint seeks unspecified damages and other relief. The Company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit.

18.	Related Party Transactions

As of January 31, 2011, UTi Logistics Israel Ltd. had a service agreement with a shipping services company which previously owned 25% of this subsidiary. There were no amounts outstanding under this loan agreement as of January 31, 2014 and 2013. The Company acquired the 25% minority interest of this subsidiary effective October 31, 2011. See Note 2, “Acquisitions.”

One of the Company’s subsidiaries in the United States is party to an operating agreement with an equity-method investee pursuant to which the subsidiary provides commercial contract logistics services to the investee. Included in revenues related to this agreement were $25,912, $25,484 and $27,312, for the fiscal years ended January 31, 2014, 2013, and 2012, respectively. Included in accounts receivable were amounts related to this agreement of $2,809 and $3,837 at January 31, 2014 and 2013, respectively.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2014 and 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
Balance at January 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$204,384	$204,384	$—	$—
Forward exchange contracts	221	—	221	—

Total	$204,605	$204,384	$221	$—

Liabilities:
Forward exchange contracts	$116	$—	$116	$—

Total	$116	$—	$116	$—

Balance at January 31, 2013
Assets:
Cash and cash equivalents	$237,276	$237,276	$—	$—
Forward exchange contracts	101	—	101	—

Total	$237,377	$237,276	$101	$—

Liabilities:
Forward exchange contracts	$79	$—	$79	$—

Total	$79	$—	$79	$—

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

The following table presents the changes in Level 3 instruments measured on a recurring basis for the fiscal years ended January 31, 2014 and 2013:

	2014		2013
	Assets	Liabilities	Assets	Liabilities
Balance at February 1,	$—	$—	$2,586	$—
(Deletions)/additions	—	—	(968)	—
Net change in fair value included in earnings	—	—	(1,600)	—
Foreign currency translation	—	—	(18)	—

Balance at January 31,	$—	$—	$—	$—

Fair Value Measurements on a Non-Recurring Basis. Certain assets and liabilities are not measured at fair value, but are recognized and disclosed at fair value on a non-recurring basis. During the years ended January 31, 2014 and 2013, such measurements of fair value related primarily to the identifiable assets and liabilities with respect to business combinations that closed within the period and to the evaluation of impairment which involves comparing the fair value of the Company’s reporting units to their recorded value, including goodwill and intangible assets.

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

The factors for determining reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. For segment reporting purposes, the Company’s Chief Operating Decision Maker is considered to be the Chief Executive Officer. For such purposes, operating income/(loss) is the primary measure for evaluating performance. For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services are attributed to the country where the services are performed. Revenues net of purchased transportation costs for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Intercompany transactions are priced at cost. Included in Corporate are certain administration and support functions, eliminations and various holding Company activities within the group structure.

As a result of the implementation of the Company’s new freight forwarding operating system in certain of its operating locations, differences in classification exist between the presentation of product line revenue and purchase transportation cost information for the year ended January 31, 2014 with the same categories for the years ended January 31, 2013 and 2012. This is the result of the Company’s new freight forwarding operating system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to ocean-freight import shipments whereby the Company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and are now recognized in the customs brokerage product. The amount of the differences in classification for the respective periods presented is not readily available and significant effort and excessive cost would be involved in classifying the individual transactions in the legacy applications in a consistent manner with the new operating system making conforming changes impracticable. Accordingly, the comparability of the product line information for the periods presented has been impacted and will be impacted in the near-term as the Company completes the implementation of its new freight forwarding operating system.

Certain information regarding the Company’s operations by segment is summarized as follows:

	Fiscal year ended January 31, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$2,996,775	$1,444,105	$—	$4,440,880

Purchased transportation costs	2,290,077	625,898	—	2,915,975
Staff costs	432,274	417,186	36,250	885,710
Depreciation	16,988	31,511	5,400	53,899
Amortization of intangible assets	12,688	4,709	1,105	18,502
Severance and other	13,894	12,244	3,480	29,618
Other operating expenses	194,460	316,033	36,851	547,344

Total operating expenses	2,960,381	1,407,581	83,086	4,451,048

Operating income/(loss)	$36,394	$36,524	$(83,086)	(10,168)

Interest income				17,180
Interest expense				(34,165)
Other expense, net				(2,693)

Pretax loss				(29,846)

Provision for income taxes				41,076

Net loss				(70,922)
Net income attributable to non-controlling interests				5,736

Net loss attributable to UTi Worldwide Inc.				$(76,658)

Capital expenditures for property, plant and equipment	$30,705	26,402	5,154	$62,261

Capital expenditures for internally developed software	$—	1,041	35,015	$36,056

Segment assets	$1,276,249	609,523	196,290	$2,082,062

	Fiscal year ended January 31, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$3,094,408	$1,513,113	$—	$4,607,521

Purchased transportation costs	2,384,697	636,291	—	3,020,988
Staff costs	420,140	440,459	33,904	894,503
Depreciation	16,369	29,417	3,131	48,917
Amortization of intangible assets	4,116	5,986	2,160	12,262
Severance and other	6,029	9,680	2,330	18,039
Goodwill impairment	—	93,008	—	93,008
Intangible assets impairment	—	1,643	—	1,643
Other operating expenses	190,253	336,144	20,059	546,456

Total operating expenses	3,021,604	1,552,628	61,584	4,635,816

Operating income/(loss)	$72,804	$(39,515)	$(61,584)	(28,295)

Interest income				17,071
Interest expense				(30,486)
Other expense, net				(439)

Pretax income				(42,149)
Provision for income taxes				51,891

Net income				(94,040)
Net income attributable to non-controlling interests				6,466

Net income attributable to UTi Worldwide Inc.				$(100,506)

Capital expenditures for property, plant and equipment	$20,043	$62,301	$10,321	$92,665

Capital expenditures for internally developed software	$—	$—	$38,160	$38,160

Segment assets	$1,207,062	$680,575	$186,420	$2,074,057

	Fiscal year ended January 31, 2012
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$3,384,335	$1,529,886	$—	$4,914,221

Purchased transportation costs	2,599,687	610,665	—	3,210,352
Staff costs	443,960	465,669	28,963	938,592
Depreciation	17,300	28,417	2,301	48,018
Amortization of intangible assets	4,398	8,943	2,420	15,761
Severance and other	5,555	5,653	3,924	15,132
Intangible assets impairment	—	5,178	—	5,178
Other operating expenses	196,885	336,431	19,202	552,518

Total operating expenses	3,267,785	1,460,956	56,810	4,785,551

Operating income/(loss)	$116,550	$68,930	$(56,810)	128,670

Interest income				18,122
Interest expense				(31,908)
Other expense, net				(236)

Pretax income				114,648
Provision for income taxes				35,650

Net income				78,998
Net income attributable to non-controlling interests				6,465

Net income attributable to UTi Worldwide Inc.				$72,533

Capital expenditures for property, plant and equipment	$25,370	$67,668	$7,284	$100,322

Capital expenditures for internally developed software	$—	$141	$48,419	$48,560

Segment assets	$1,323,455	$800,099	$132,095	$2,255,649

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2014, 2013, and 2012

Revenues attributable to the Company’s geographic regions are as follows:

	Fiscal years ended January 31,
	2014			2013			2012
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$861,331	$224,901	$1,086,232	$909,436	$231,937	$1,141,373	$1,041,126	$222,558	$1,263,684
Americas	664,803	790,876	1,455,679	750,324	800,522	1,550,846	753,999	844,244	1,598,243
Asia Pacific	1,000,697	80,036	1,080,733	970,084	71,999	1,042,083	1,083,718	61,509	1,145,227
Africa	469,944	348,292	818,236	464,564	408,655	873,219	505,492	401,575	907,067

Total	$2,996,775	$1,444,105	$4,440,880	$3,094,408	$1,513,113	$4,607,521	$3,384,335	$1,529,886	$4,914,221

(1)	EMENA is comprised of Europe, Middle East and North Africa

Corporate assets have been included in the regions and countries for which those assets reside. The following table shows long-lived assets, attributable to the Company’s geographic regions:

	2014	2013	2012
EMENA	$48,129	$52,962	$52,748
Americas	58,166	49,880	44,866
Asia Pacific	34,581	38,589	34,068
Africa	81,160	101,467	84,617

Total	$222,036	$242,898	$216,299

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2014, 2013, and 2012

The following table shows long-lived assets attributable to specific countries:

	2014	2013	2012
United States	$53,122	$43,303	$36,667
South Africa	79,207	99,148	82,631
China	16,595	18,180	16,581
Spain	6,590	7,485	9,957
All others	66,522	74,782	70,463

Total	$222,036	$242,898	$216,299

The following table shows revenues from external clients attributable to foreign countries in total from which the Company derives revenues:

	Fiscal years ended January 31,
	2014	2013	2012

United States	$1,217,080	$1,262,016	$1,267,288
South Africa	780,422	834,741	874,411
China	445,206	429,294	466,333
Germany	161,566	204,592	252,385
All others	1,836,606	1,876,878	2,053,804

Total	$4,440,880	$4,607,521	$4,914,221

The following table shows the revenues and purchased transportation costs attributable to the Company’s principal services:

	Fiscal years ended January 31,
	2014	2013	2012

Revenues:
Airfreight forwarding	$1,345,462	$1,443,740	$1,725,537
Ocean freight forwarding	1,253,219	1,267,134	1,230,032
Customs brokerage	146,499	117,629	124,777
Contract logistics	741,779	785,733	824,962
Distribution	588,121	588,794	548,733
Other	365,800	404,491	460,180

Total	$4,440,880	$4,607,521	$4,914,221

Purchased transportation costs:
Airfreight forwarding	$1,048,627	$1,128,043	$1,353,633
Ocean freight forwarding	1,046,613	1,064,081	1,020,138
Customs brokerage	22,444	5,289	5,159
Contract logistics	179,320	200,578	199,765
Distribution	409,664	397,872	372,930
Other	209,307	225,125	258,727

Total	$2,915,975	$3,020,988	$3,210,352

21.	Selected Quarterly Financial Data (Unaudited)

For the fiscal years ended January 31,	First	Second	Third	Fourth	Total
Revenues:
2014	$1,080,653	$1,129,418	$1,154,406	$1,076,403	$4,440,880
2013	1,168,657	1,182,930	1,156,679	1,099,255	4,607,521
Purchased transportation costs:
2014	704,918	743,770	760,913	706,374	2,915,975
2013	762,890	776,859	753,077	728,162	3,020,988
Operating income/(loss):
2014	3,977	10,075	7,246	(31,466)	(10,168)
2013	23,540	33,030	22,680	(107,545)	(28,295)
Provision for income taxes:
2014	11,306	9,414	9,334	11,022	41,076
2013	6,474	10,047	7,378	27,992	51,891
Net (loss)/income
2014	(10,864)	(3,506)	(7,305)	(49,247)	(70,922)
2013	14,230	20,217	12,869	(141,356)	(94,040)
Net (loss)/income attributable to UTi Worldwide Inc.
2014	(12,418)	(4,444)	(9,075)	(50,721)	(76,658)
2013	12,886	18,883	10,548	(142,823)	(100,506)
Basic (loss)/earnings per share:
2014	(0.12)	(0.04)	(0.09)	(0.48)	(0.73)
2013	0.13	0.18	0.10	(1.38)	(0.97)
Diluted (loss)/earnings per share:
2014	(0.12)	(0.04)	(0.09)	(0.48)	(0.73)
2013	0.12	0.18	0.10	(1.38)	(0.97)
Other comprehensive income/(loss) attributable to UTi Worldwide Inc.
2014	1,550	(22,151)	2,481	(32,849)	(50,969)
2013	(68)	(24,856)	(2,152)	(9,289)	(36,365)

(1)	Amounts in the fourth quarter of fiscal 2013 include goodwill and intangible asset impairments. Refer to Note 7, “Goodwill and Other Intangible Assets” in the consolidated financial statements.
(2)	Amounts in the fourth quarter of fiscal 2013 include valuation allowances for deferred tax assets of $3,177.
(3)	The basic earnings per share amounts for the quarters do not add to the total fiscal year ended January 31, 2013 amount due to the effects of rounding.

UTi Worldwide Inc.

Schedule II

Valuation and Qualifying Accounts

For the fiscal years ended January 31,	Balance at beginning of year	Amount charged to expense	Charges against the allowance	Foreign currency translation	Balance at end of year
Allowance for doubtful accounts:
2014	$16,011	$16,559	$(8,238)	$(941)	$23,391
2013	15,712	4,507	(3,507)	(701)	16,011
2012	13,676	6,863	(4,156)	(671)	15,712

Deferred tax asset valuation allowance:
2014	$89,436	$50,651	$—	$(2,000)	$138,087
2013	43,511	48,477	—	(2,552)	89,436
2012	24,735	20,853	—	(2,077)	43,511

Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in the Company’s financial statements.

INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

4.1	Indenture, dated March 4, 2014, between UTi Worldwide, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.1	Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.2	Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)

10.3	Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.4	Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.6+	Letter Agreement between Mr. Gene Ochi and the company, dated as of March 31, 2014 (which supersedes and replaces Exhibit 10.6 the company’s Annual Report on Form 10-K Filed March 29, 2012.)

10.7+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.8+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.9+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.10+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.11+	Non-Employee Directors Share Option Plan, as amended, (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed June 9, 2006)

10.12+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.13+	2000 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2006)

10.14+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed June 9, 2006)

10.15+	Non-Employee Director Compensation Policy, as amended

10.16+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)

10.17+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Shares Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q, field June 9, 2008)

10.18+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Restricted Share Unit Award Agreement and Section 83(b) Election Form, as amended (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)

10.19+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Deferral and Distribution Election Form for Restricted Share Units and Restricted Shares, as amended (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)

10.20+	Form of UTi Worldwide Inc. 2004 Non-Employee Directors Share Incentive Plan — Combined Elective Grant and Deferral Election Agreement, as amended (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q, filed June 9, 2008)

10.21+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)

10.22+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.23+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.24+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.25+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.26+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)

10.27+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 000-31869), filed January 16, 2007)

10.28+	Form of Change of Control Agreement (incorporated by reference to Exhibit 10.39 to the company’s Annual Report on Form 10-K, filed April 14, 2008)

10.29	Note Purchase Agreement, dated as of January 25, 2013, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 31, 2013)

10.30	Amended and Restated Letter of Credit and Cash Draw Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Nedbank Limited, acting through its London Branch (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.31	Amended and Restated Letter of Credit Agreement, dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party hereto and Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.32	Credit Agreement dated as of June 24, 2011, by and among UTi Worldwide Inc. and certain of its subsidiaries party thereto and Bank of the West (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed June 29, 2011)

10.33	Facilities Agreement, dated as of July 9, 2009, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K, filed July 14, 2009)

10.34	First Addendum to Facilities Agreement, dated April 4, 2012, by and among certain subsidiaries of UTi Worldwide Inc., certain lenders party thereto and Nedbank Limited, in its capacity as Arranger, Facility Agent and Issuing Bank (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed April 9, 2012)

10.35+	Employment Agreement of Richard G. Rodick, dated as of September 8, 2012 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2012)

10.36+	Amended and Restated Employment Agreement of Edward G. Feitzinger, dated as of October 1, 2012 (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed December 10, 2012)

10.37	Agreement relating to a Credit Facility, dated as of January 25, 2013, by and between UTi Deutschland GmbH and Commerzbank Aktiengesellschaft (incorporated by reference to Exhibit 10.41 to the company’s Annual Report on Form 10-K, filed April 1, 2013)

10.38+	Employment Agreement of Ronald W. Berger, dated as of October 1, 2012 (incorporated by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K, filed April 1, 2013)

10.39	First Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Nedbank Limited acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.40	Amendment No. 1 to Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and Bank of the West (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.41	Letter of amendment dated June 5, 2013 from Commerzbank AG (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.42	First Amendment Agreement dated June 5, 2013 among the Company, certain of its subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of the Company’s 2013 Notes (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.43	First Amendment to Amended and Restated Letter of Credit Agreement dated June 5, 2013 among the Company, certain of its subsidiaries and The Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q filed on June 7, 2013)

10.44	Second Amendment to Amended and Restated Letter of Credit and Cash Draw Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and Nedbank Limited acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.45	Amendment No. 2 to Credit Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and Bank of the West (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.46	Letter Amendment dated September 3, 2013 from Commerzbank AG (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.47	Second Amendment Agreement dated September 5, 2013 among the Company, certain of its subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of the Company’s 2013 Notes (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.48	Second Amendment to Amended and Restated Letter of Credit Agreement dated September 5, 2013 among the Company, certain of its subsidiaries and The Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.49	Loan Agreement dated October 17, 2013 between Sumitomo Mitsui Banking Corporation and the Company’s subsidiary in Japan (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.50	Third Amendment Agreement to Amended and Restated Letter of Credit and Cash Draw Agreement dated December 5, 2013 among us, certain of our subsidiaries and Nedbank Limited acting through its London Branch (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.51	Amendment No. 3 to Credit Agreement dated December 5, 2013 among us, certain of our subsidiaries and Bank of the West (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.52	Letter of amendment dated December 5, 2013 from Commerzbank AG (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.53	Third Amendment Agreement dated December 5, 2013 among us, certain of our subsidiaries, The Prudential Insurance Company of America and other related entities as the holders of our 2013 Notes (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.54	Third Amendment Agreement to Amended and Restated Letter of Credit Agreement dated December 5, 2013 among us, certain of our subsidiaries and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q filed on December 10, 2013)

10.55	Fourth Amendment Agreement to Amended and Restated Letter of Credit and Cash Draw Agreement dated December 23, 2013 among us, certain of our subsidiaries and Nedbank Limited acting through its London Branch (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed December 26, 2013)

10.56	Supplement No. 1 to the Contract Concerning a Credit Line, effective January 31, 2014, by and between UTi Deutschland GmbH and Commerzbank Aktiengesellschaft

10.57	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and Bank of the West (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.58	Waiver Letter dated as of February 21, 2014, from Commerzbank Aktiengesellschaft to the Company and its German subsidiary, UTi Deutschland GmbH (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.59	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.60	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and the holders of the senior unsecured notes (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.61	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and The Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.62	Share Purchase Agreement, dated February 26, 2014, between UTi Worldwide and an affiliate of P2 Capital Partners, LLC (incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.63+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Performance Compensation Award Agreement (for U.S. residents/taxpayers)

10.64	Amended and Restated Registration Rights Agreement dated as of March 4, 2014, by and among UTi Worldwide Inc., P2 Capital Partners, LLC and the other parties thereto (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.65	Amended and Restated Letter Agreement between UTi Worldwide Inc. and P2 Capital Partners, LLC, dated February 26, 2014 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.66	Cash Collateral Agreement dated as of March 11, 2014, among UTi Worldwide Inc., The Royal Bank of Scotland plc and The Royal Bank of Scotland plc, Connecticut branch (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 13, 2014)

10.67	Credit Agreement dated as of March 27, 2014, among the Company, certain of its subsidiaries, Citibank, N.A. as Administrative Agent and the other parties thereto

12.1	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of the company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory arrangement.