Form 10-Q
period 2014-04-30
UTi WORLDWIDE INC
filed 2014-06-06
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

000-31869

(Commission File Number)

UTi Worldwide Inc.

(Exact name of Registrant as Specified in its Charter)

British Virgin Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

9 Columbus Centre, Pelican Drive, P.O. Box 805 Road Town, Tortola, VG1110	c/o UTi, Services, Inc. 100 Oceangate, Suite 1500
British Virgin Islands	Long Beach, CA 90802 USA

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

At June 2, 2014, the number of shares outstanding of the issuer’s ordinary shares of no par value was 105,388,138.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended April 30, 2014

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

UTi Worldwide Inc.

Condensed Consolidated Balance Sheets

As of April 30, 2014 and January 31, 2014

(in thousands, except share amounts)

	April 30, 2014	January 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$206,883	$204,384
Cash held as collateral	50,025	—
Trade receivables (net of allowances for doubtful accounts of $25,201 and $23,391 as of April 30, 2014 and January 31, 2014, respectively)	1,136,817	977,885
Deferred income taxes	7,137	8,889
Other current assets	157,348	154,465

Total current assets	1,558,210	1,345,623

Property, plant and equipment (net of accumulated depreciation of $250,455 and $234,054 as of April 30, 2014 and January 31, 2014, respectively)	220,476	222,036
Goodwill	303,641	298,498
Other intangible assets, net	162,218	166,369
Investments	1,130	1,075
Deferred income taxes	12,665	11,693
Other non-current assets	51,070	36,768

Total assets	$2,309,410	$2,082,062

LIABILITIES & EQUITY
Bank lines of credit	$117,116	$260,700
Short-term borrowings	6,718	7,551
Current portion of long-term borrowings	2,045	3,488
Current portion of capital lease obligations	11,330	12,374
Trade payables and other accrued liabilities	776,919	754,965
Income taxes payable	18,992	17,877
Deferred income taxes	3,010	3,236

Total current liabilities	936,130	1,060,191

Long-term borrowings, excluding current portion	361,706	205,862
Capital lease obligations, excluding current portion	63,002	60,784
Deferred income taxes	14,154	14,390
Other non-current liabilities	39,558	38,098

Convertible preference shares	172,448	—

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock - ordinary shares of no par value; issued and outstanding 105,373,017 and 104,821,581 shares as of April 30, 2014 and January 31, 2014, respectively	565,358	517,762
Retained earnings	268,846	313,974
Accumulated other comprehensive loss	(127,290)	(143,317)

Total UTi Worldwide Inc. shareholders’ equity	706,914	688,419
Non-controlling interests	15,498	14,318

Total equity	722,412	702,737

Total liabilities and equity	$2,309,410	$2,082,062

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Operations

For the three months ended April 30, 2014 and 2013

(in thousands, except share and per share amounts)

	Three months ended April 30,
	2014	2013
	(Unaudited)
Revenues	$1,044,988	$1,080,653

Purchased transportation costs	672,098	704,918
Staff costs	220,677	220,212
Depreciation	13,806	13,182
Amortization of intangible assets	6,999	2,792
Severance and other	647	2,669
Other operating expenses	133,996	132,903

Operating (loss)/income	(3,235)	3,977
Interest income	4,688	5,279
Interest expense	(13,285)	(8,572)
Loss on debt extinguishment	(21,820)	—
Other expense, net	(120)	(242)

Pretax (loss)/income	(33,772)	442
Provision for income taxes	8,967	11,306

Net loss	(42,739)	(10,864)
Net income attributable to non-controlling interests	443	1,554

Net loss attributable to UTi Worldwide Inc.	$(43,182)	$(12,418)

Basic and diluted loss per common share attributable to UTi Worldwide Inc. common shareholders	$(0.43)	$(0.12)

Number of weighted average common shares outstanding used for per share calculations
Basic and diluted shares	104,921,510	104,027,228

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended April 30, 2014 and 2013

(in thousands)

	Three months ended April 30,
	2014	2013
	(Unaudited)
Net loss	$(42,739)	$(10,864)
Other comprehensive income:
Foreign currency translation	16,817	1,401
Defined benefit pension plan adjustments	(53)	138

Other comprehensive income	16,764	1,539
Comprehensive loss	(25,975)	(9,325)
Comprehensive income attributable to non-controlling interests	1,180	1,543

Comprehensive loss attributable to UTi Worldwide Inc.	$(27,155)	$(10,868)

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended April 30, 2014 and 2013

(in thousands)

	Three months ended April 30,
	2014	2013
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(42,739)	$(10,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation costs	3,385	3,366
Depreciation	13,806	13,182
Amortization of intangible assets	6,999	2,792
Amortization of debt issuance costs	765	172
Make-whole payment	20,830	—
Accretion of convertible senior notes	1,180	—
Deferred income taxes	425	4,474
Uncertain tax positions	180	298
Gain on disposal of property, plant and equipment	(51)	(370)
Provision for doubtful accounts	2,077	1,470
Other	765	1,805
Changes in operating assets and liabilities:
Increase in trade receivables	(139,165)	(95,087)
Increase in other current assets	(212)	(1,225)
(Decrease)/increase in trade payables	(27,563)	335
Increase in accrued liabilities and other liabilities	37,181	27,089

Net cash used in operating activities	(122,137)	(52,563)

INVESTING ACTIVITIES:
Net increase in cash held as collateral	(50,025)	—
Purchases of property, plant and equipment, excluding software	(5,887)	(8,543)
Proceeds from disposals of property, plant and equipment	1,741	969
Purchases of software and other intangible assets	(4,200)	(6,573)
Net decrease/(increase) in other non-current assets and other	792	(1,227)

Net cash used in investing activities	(57,579)	(15,374)

FINANCING ACTIVITIES:
Proceeds from issuances of long-term borrowings	402,974	14
Proceeds from the issuance of preference shares	175,000	—
Borrowings from bank lines of credit	57,569	98,628
Repayments of bank lines of credit	(201,343)	(98,586)
Net (repayments)/borrowings under revolving lines of credit	(2,133)	26,553
Net decrease in short-term borrowings	(918)	(2)
Repayments of long-term borrowings	(202,063)	(3,501)
Make-whole payment	(20,830)	—
Debt and preferred shares issuance costs	(24,692)	—
Repayments of capital lease obligations	(4,417)	(4,355)
Distributions to non-controlling interests and other	—	(82)
Ordinary shares settled under share-based compensation plans	(1,759)	(2,307)
Proceeds from issuance of ordinary shares	49	828

Net cash provided by financing activities	177,437	17,190

Effect of foreign exchange rate changes on cash and cash equivalents	4,778	(1,190)

Net increase/(decrease) in cash and cash equivalents	2,499	(51,937)

Cash and cash equivalents at beginning of period	204,384	237,276

Cash and cash equivalents at end of period	$206,883	$185,339

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Notes to the Condensed Consolidated Financial Statements

For the three months ended April 30, 2014 and 2013 (Unaudited)

NOTE 1. Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of April 30, 2014 and January 31, 2014, and the consolidated statements of operations, comprehensive loss and cash flows for the three months ended April 30, 2014 and 2013. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three months ended April 30, 2014 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2015 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.

Fiscal 2015 Refinancing. In March 2014, the Company completed a number of actions to address certain liquidity and covenant challenges (which actions are collectively referred to herein as the Fiscal 2015 Refinancing). These actions included, but are not limited to:

•	The completion of a private offering of our $400,000 principal amount of convertible senior notes due 2019 (which we refer to as the 2019 Notes).

•	The completion of a private offering of our Series A 7.0% Convertible Preference Shares (the Convertible Preference Shares) to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175,000.

•	Certain of the Company’s U.S. and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility) that provides commitments of up to $150,000.

•	The Company (i) repaid all of the $200,000 aggregate principal amount of our private placement notes issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of $20,830, (ii) refinanced indebtedness which was then outstanding under certain of our previously outstanding credit facilities and the Company terminated those credit facilities, and (iii) in connection with the termination of certain facilities, provided cash collateral of $50,025 for outstanding letters of credit and bank guarantees thereunder.

Included in loss on debt extinguishment for the three months ended April 30, 2014, is the make-whole payment of $20,830 paid to the holders of the 2013 Notes, and a non-cash charge of $990 related to the acceleration of unamortized debt issuance costs related to the 2013 Notes and facilities extinguished as part of the Fiscal 2015 Refinancing.

Use of Estimates. The preparation of the consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, certain estimates relating to the Company’s business transformation initiatives, including useful life assumptions and the dates at which certain software applications became (or will become) ready for their intended use (both of which impact the timing and amount of amortization), revenue recognition, income taxes, allowances for doubtful accounts, the initial and recurring valuation of certain assets acquired and liabilities assumed through business combinations (including goodwill, indefinite lived intangible assets, contingent earn-out payments, and contingent liabilities), impairment of long-lived assets, and contingencies. Actual results could differ from those estimates.

Foreign Currency Translation. Included in other expense, net, are net losses of $120 and $242 on foreign exchange for the three months ended April 30, 2014 and 2013, respectively.

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

Provision for income taxes of $8,967 and $11,306 for the three months ended April 30, 2014 and 2013, respectively. Included in the provision for the three months ended April 30, 2013, is an out of period adjustment to income tax expense of $5,000 to increase the valuation allowance on certain deferred tax assets.

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

Earnings Per Share. The Company calculates basic earnings per share based on earnings (loss) available to common shareholders and the weighted average number of ordinary common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of ordinary common shares, but also considers potentially dilutive common shares outstanding. Potentially dilutive common shares includes outstanding employee share-based compensation awards that are assumed to be exercised or vested and paid out in shares of common stock, in addition to the dilutive effects of the Convertible Preference Shares and the 2019 Notes.

In connection with the Convertible Preference Shares, net earnings (loss) for the period are adjusted by the amount of dividends declared in order to calculate earnings (loss) available to common shareholders. In addition, the Company utilizes the “if-converted” method in determining diluted earnings per share. In periods where the “if-converted” method is dilutive, the Convertible Preference Shares are assumed to have been converted as of the beginning of the reporting period. As such, preferred dividends for the period are added back to earnings (loss) available to common shareholders and the number of common shares to be issued upon conversion are assumed to be outstanding for the entire reporting period.

Until the Company has the ability and intent to settle the 2019 Notes partially or wholly in cash, the “if converted” method is used to account for the 2019 Notes in the calculation of diluted earnings per share. In periods when the effect of the 2019 Notes is dilutive, the expected number of common stock to be issued upon conversion is included in the computation and the pro forma effects of excluding accrued interest on the 2019 Notes is added to net earnings to compute diluted earnings per share.

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $242,525 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States of America (U.S.) as of April 30, 2014.

Cash held as collateral. In connection with the Fiscal 2015 Refinancing, the 2011 RBS Facility and certain of the Company’s other facilities, as described in Note 11, “Borrowings”, were terminated in March 2014, and the Company provided cash collateral in the amount of $50,025 to secure the letters of credit and bank guarantees which were then and remain outstanding. The usage of such cash is restricted pursuant to the applicable agreements.

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

The Company’s principal financial instruments are cash and cash equivalents, trade receivables, convertible preference shares, bank lines of credit, long-term deposits, short-term borrowings, trade payables and other accrued liabilities, long-term borrowings, forward contracts and other derivative instruments. With the exception of the 2019 Notes, the carrying values of these financial instruments approximate fair values either because of the short maturities of these instruments or because the interest rates are based upon variable reference rates.

Recent Accounting Pronouncements

Standards Issued But Not Yet Effective. In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Discontinued Operations Reporting. This update amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The revised guidance will change how entities identify and disclose information about disposal transactions under U.S. GAAP. The accounting guidance in ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014 and provides for prospective application.

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

NOTE 2. Acquisitions

The Company did not complete any acquisitions during the three months ended April 30, 2014.

NOTE 3. Earnings per Share

Loss per share is calculated as follows:

		Weighted
		Average
		Number of
		Ordinary	Per Share
	Loss	Shares	Amount
For the three months ended April 30, 2014:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(43,182)	104,921,510
Less: Dividends in-kind on Convertible Preference Shares	(1,946)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(45,128)	104,921,510	$(0.43)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(45,128)	104,921,510
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(45,128)	104,921,510	$(0.43)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		3,157,398
Convertible Preference Shares		8,172,169
2019 Notes		17,668,796

Total weighted average anti-diluted shares excluded from computation		28,998,363

For the three months ended April 30, 2013:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(12,418)	104,027,228
Less: Dividends in-kind on Convertible Preference Shares	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(12,418)	104,027,228	$(0.12)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(12,418)	104,027,228
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(12,418)	104,027,228	$(0.12)

Weighted-average diluted shares outstanding exclude shares representing stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period or do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share. For the three months ended April 30, 2014, no incremental common shares are included in the computation of diluted loss per common share, as the Company had a net loss.

NOTE 4. Equity

UTi Worldwide Inc. Shareholders’ Equity. Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc. Shareholders’ Equity
	Common Stock	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total Equity
Balance at February 1, 2014	$517,762	$313,974	$(143,317)	$14,318	$702,737
Net loss/(income)	—	(43,182)	—	443	(42,739)
Other comprehensive income	—	—	16,027	737	16,764
Shared-based compensation costs	3,434	—	—	—	3,434
Ordinary shares settled under share-based compensation plans	(1,759)	—	—	—	(1,759)
2019 Notes original issue discount	47,690	—	—	—	47,690
Allocation of debt issuance costs	(1,769)	—	—	—	(1,769)
Dividends in-kind on Convertible Preference Shares payable in arrears	—	(1,946)	—	—	(1,946)
Non-controlling interests and other	—	—	—	—	—

Balance at April 30, 2014	$565,358	$268,846	$(127,290)	$15,498	$722,412

Balance at February 1, 2013	$505,237	$396,946	$(92,348)	$14,347	$824,182
Net loss/(income)	—	(12,418)	—	1,554	(10,864)
Other comprehensive income/(loss)	—	—	1,550	(11)	1,539
Shared-based compensation costs	4,194	—	—	—	4,194
Ordinary shares settled under share-based compensation plans	(2,307)	—	—	—	(2,307)
Non-controlling interests and other	(1,409)	—	—	(82)	(1,491)

Balance at April 30, 2013	$505,715	$384,528	$(90,798)	$15,808	$815,253

Accumulated Other Comprehensive Loss. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss (AOCI) before- and after-tax:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at February 1, 2014	$(147,944)	$4,627	$(143,317)
Other comprehensive income before reclassifications, before tax	26,800	—	26,800
Tax-effect	(10,720)	—	(10,720)

Other comprehensive income before reclassifications, after tax	16,080	—	16,080

Amounts reclassified from AOCI, before tax	—	(74)	(74)
Tax-effect	—	21	21

Amounts reclassified from AOCI, after tax	—	(53)	(53)

Net current-period other comprehensive income	16,080	(53)	16,027

Balance at April 30, 2014	$(131,864)	$4,574	$(127,290)

Balance at February 1, 2013	$(85,319)	$(7,029)	$(92,348)
Other comprehensive loss before reclassifications, before tax	2,354	—	2,354
Tax-effect	(942)	—	(942)

Other comprehensive loss before reclassifications, after tax	1,412	—	1,412

Amounts reclassified from AOCI, before tax	—	204	204
Tax-effect	—	(66)	(66)

Amounts reclassified from AOCI, after tax reclassifications, after tax	—	138	138

Net current-period other comprehensive income	1,412	138	1,550

Balance at April 30, 2013	$(83,907)	$(6,891)	$(90,798)

The effects on net (loss)/income of significant amounts reclassified out of each component of AOCI are summarized as follows:

		Three months ended April 30,
		2014	2013
Details about AOCI components	Affected line item on the consolidated statements of operations	Amount reclassified from AOCI	Amount reclassified from AOCI
Defined benefit plans:
Amortization of net actuarial gain	Staff costs	$44	$90
Amortization of net transition obligation	Staff costs	—	4
Amortization of prior service cost	Staff costs	4	—
Foreign currency translation	Staff costs	(122)	110

	Pretax (loss)/income	(74)	204
	Provision for income taxes	21	(66)

Total reclassification for the period	Net (loss)/income	$(53)	$138

Convertible Preference Shares. On March 4, 2014, the Company issued to an affiliate of its largest shareholder, P2 Capital, $175,000 of its Convertible Preference Shares. Included in temporary equity as of April 30, 2014, is $170,503, reflecting the issuance of $175,000 net of allocated issuance costs of $4,497. The Convertible Preference Shares rank senior to the Company’s ordinary shares with respect to dividend rights and rights upon our liquidation, winding-up and dissolution. The Company expects that dividends on the Convertible Preference Shares will be paid in kind quarterly starting on June 1, 2014 until March 1, 2017. If the Company pays cash dividends on the Convertible Preference Shares, the dividend rate is 8.0%, otherwise the dividend rate is 7.0%. The Convertible Preference Shares are convertible at the holder’s option into the Company’s ordinary shares (or a combination of ordinary shares and cash in certain circumstances) at any time after September 5, 2014 (or earlier upon liquidation of the company) based on an initial conversion price of $13.8671. The Company may, at its option, cause a mandatory conversion of the Convertible Preference Shares if the Company’s ordinary shares equal or exceed a certain closing price threshold over a specified trading period at any time following March 1, 2017. In addition, if certain specified fundamental changes occur prior to March 1, 2017, the holders of the Convertible Preference Shares will have the right to convert their Convertible Preferred Shares and be entitled to a fundamental change dividend make-whole amount. Until March 1, 2017, the holders of the Convertible Preference Shares will have pre-emptive rights with respect to certain of the company’s equity securities for so long as they own a number of Convertible Preference Shares convertible into at least 6,309,896 ordinary shares.

NOTE 5. Segment Reporting

As a result of the implementation of the Company’s new freight forwarding operating system in certain of its operating locations, differences in classification exist between the presentation of product line revenue and purchase transportation cost information for the three months ended April 30, 2014 with the same categories for the corresponding prior year period. This is the result of the Company’s system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to ocean-freight import shipments whereby the Company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and are now recognized in the customs brokerage product. The amount of the differences in classification for the respective periods presented is not readily available and significant effort and excessive cost would be involved in classifying the individual transactions in the legacy applications in a consistent manner with the new operating system making conforming changes impracticable. Accordingly, the comparability of the product line information for the periods presented has been impacted and will be impacted in the near-term as the Company completes the implementation of its new freight forwarding operating system.

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$683,870	$361,118	$—	$1,044,988

Purchased transportation costs	513,825	158,273	—	672,098
Staff costs	109,519	101,147	10,011	220,677
Depreciation	4,429	7,926	1,451	13,806
Amortization of intangible assets	6,051	948	—	6,999
Severance and other	568	79	—	647
Other operating expenses	47,247	79,371	7,378	133,996

Total operating expenses	681,639	347,744	18,840	1,048,223

Operating income/(loss)	$2,231	$13,374	$(18,840)	(3,235)

Interest income				4,688
Interest expense				(13,285)
Loss on debt extinguishment				(21,820)
Other expense, net				(120)

Pretax loss				(33,772)
Provision for income taxes				8,967

Net loss				(42,739)
Net income attributable to non-controlling interests				443

Net loss attributable to UTi Worldwide Inc.				$(43,182)

Capital expenditures for property, plant and equipment	$5,368	2,924	1	$8,293

Capital expenditures for internally developed software	$—	296	2,440	$2,736

Segment assets	$1,369,014	657,830	282,566	$2,309,410

	Three months ended April 30, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$719,516	$361,137	$—	$1,080,653

Purchased transportation costs	549,963	154,955	—	704,918
Staff costs	105,068	106,277	8,867	220,212
Depreciation	4,283	7,796	1,103	13,182
Amortization of intangible assets	1,120	1,236	436	2,792
Severance and other	236	992	1,441	2,669
Other operating expenses	46,048	79,572	7,283	132,903

Total operating expenses	706,718	350,828	19,130	1,076,676

Operating income/(loss)	$12,798	$10,309	$(19,130)	3,977

Interest income				5,279
Interest expense				(8,572)
Other expense, net				(242)

Pretax income				442
Provision for income taxes				11,306

Net loss				(10,864)
Net income attributable to non-controlling interests				1,554

Net loss attributable to UTi Worldwide Inc.				$(12,418)

Capital expenditures for property, plant and equipment	$4,627	$3,955	$2,861	$11,443

Capital expenditures for internally developed software	$—	$16	$8,335	$8,351

Segment assets	$1,227,748	$682,495	$192,987	$2,103,230

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

The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa (excluding North Africa):

	Three months ended April 30,
	2014			2013
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$218,244	$58,594	$276,838	$212,691	$54,269	$266,960
Americas	148,591	202,211	350,802	174,421	194,764	369,185
Asia Pacific	243,429	19,383	262,812	219,519	17,882	237,401
Africa	73,606	80,930	154,536	112,885	94,222	207,107

Total	$683,870	$361,118	$1,044,988	$719,516	$361,137	$1,080,653

The following table shows long-lived assets attributable to the Company’s geographic regions:

	April 30, 2014	January 31, 2014
EMENA	$46,714	$48,129
Americas	56,706	58,166
Asia Pacific	33,491	34,581
Africa	83,565	81,160

Total	$220,476	$222,036

The following table shows long-lived assets attributable to specific countries:

	April 30, 2014	January 31, 2014
United States	$51,533	$53,122
South Africa	81,801	79,207
China	15,840	16,595
Spain	6,373	6,590
All others	64,929	66,522

Total	$220,476	$222,036

The following table shows revenues attributable to specific countries:

	Three months ended April 30,
	2014	2013
United States	$293,464	$306,585
South Africa	149,343	198,203
China	104,708	88,278
Germany	44,670	43,293
All others	452,803	444,294

Total	$1,044,988	$1,080,653

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended April 30,
	2014	2013
Revenues:
Airfreight forwarding	$321,401	$323,829
Ocean freight forwarding	263,132	303,778
Customs brokerage	44,327	29,818
Contract logistics	187,165	180,682
Distribution	147,958	147,710
Other	81,005	94,836

Total	$1,044,988	$1,080,653

Purchased transportation costs:
Airfreight forwarding	$244,665	$250,472
Ocean freight forwarding	217,360	256,975
Customs brokerage	11,008	1,342
Contract logistics	44,270	44,458
Distribution	103,784	101,208
Other	51,011	50,463

Total	$672,098	$704,918

NOTE 6. Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at January 31, 2014	$167,672	$130,826	$298,498
Foreign currency translation adjustment	2,477	2,666	5,143

Balance at April 30, 2014	$170,149	$133,492	$303,641

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. No impairment was recognized during the three months ended April 30, 2014. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $193,502 at April 30, 2014 and January 31, 2014, all of which is included in the Company’s Contract Logistics and Distribution segment.

The Company experienced a significant decline of market capitalization during the first quarter of fiscal 2015. For the purposes of the Company’s goodwill impairment evaluation this was considered to be an indicator that impairment may have occurred in the Company’s freight forwarding reporting unit. Accordingly, during the quarter ended April 30, 2014 the Company performed an interim test of recoverability of its goodwill and intangible assets in its freight forwarding reporting unit and no impairment was identified.

Other Intangible Assets. Amortizable intangible assets at April 30, 2014 and January 31, 2014 relate primarily to software applications internally-developed by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at April 30, 2014 and January 31, 2014 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at April 30, 2014
Internally-developed software	$163,355	$(21,232)	$142,123	6.8
Client relationships	80,358	(61,306)	19,052	8.8
Non-compete agreements	150	(41)	109	4.5
Other	3,694	(3,670)	24	3.7

Total	$247,557	$(86,249)	$161,308

Balance at January 31, 2014
Internally-developed software	$160,490	$(16,202)	$144,288	6.8
Client relationships	79,767	(58,748)	21,019	8.8
Non-compete agreements	286	(169)	117	4.5
Other	3,634	(3,596)	38	3.7

Total	$244,177	$(78,715)	$165,462

The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years and thereafter ended January 31:

2015 (remainder)	$22,712
2016	29,225
2017	27,041
2018	23,826
2019 and thereafter	58,504

The Company had $910 and $907 of intangible assets not subject to amortization at April 30, 2014 and January 31, 2014, respectively, related primarily to acquired trade names.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Three months ended April 30,
	2014	2013
Net cash paid for:
Interest	$10,022	$7,762
Make-whole payment	20,830	—
Income taxes	12,682	4,979
Withholding taxes	—	274
Non-cash activities:
Capital leases and other obligations to acquire assets	2,406	2,900
Net change to other obligations incurred to internally-developed software	(1,465)	1,300
2019 Notes original issuance discount	47,690	—
Dividends in-kind on Convertible Preference Shares payable in arrears	1,946	—

Limitations on dividends. UTi is a holding company that relies on dividends, distributions and advances from its subsidiaries to pay dividends on its ordinary shares and meet its financial obligations. The ability of UTi’s subsidiaries to pay such amounts and UTi ability to pay dividends and distributions to its shareholders are subject to restrictions including, but not limited to, applicable local laws and limitations contained in the Company’s bank credit facilities and long-term borrowings. Additionally, in general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances.

Exchange control laws and regulations. Some of the Company’s subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to UTi. Total net assets which may not be transferred to UTi in the form of loans, advances, or cash dividends by the Company’s subsidiaries without the consent of a third party was approximately 13% of the Company’s consolidated total net assets as of the end of the most recent fiscal year.

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

Industry-Wide Anti-Trust Investigations. On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $4,249 at April 30, 2014) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court.

In May 2009, the Company learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, the Company received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against the Company, its Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. The Company responded to this proceeding on May 12, 2014.

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

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended April 30,
	2014	2013
Service cost	$499	$504
Interest cost	467	483
Expected return on plan assets	(93)	(429)
Amortization of net actuarial loss	48	94

Total	$921	$652

The Company contributed approximately $461 and $578, respectively, to its defined benefit plans for the three months ended April 30, 2014 and 2013.

NOTE 10. Share-Based Compensation

In 2009, the Company’s shareholders approved the 2009 Long Term Incentive Plan (2009 LTIP). The plan provides for the issuance of a variety of awards, including stock options, share appreciation rights (sometimes referred to as SAR), restricted shares, restricted share units (RSUs), deferred share units and performance awards. A total of 6,250,000 shares were originally reserved for issuance under the 2009 LTIP, subject to adjustments as provided for in the plan.

In addition to the 2009 LTIP, at April 30, 2014, the Company had share-based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the 2000 Employee Share Purchase Plan (2000 ESPP). The Company generally grants awards during the first quarter of each fiscal year.

Under the 2004 Directors Incentive Plan, the Company may grant non-qualified stock options, SARs, restricted shares, RSUs and deferred share units. Since the adoption of the 2009 LTIP, no additional awards may be made pursuant to the 2004 LTIP. Vesting of these awards occurs over different periods, depending on the terms of the individual award. Performance share units (PSUs) will vest upon achievement of certain performance objectives at the end of the vesting period.

Under the 2000 ESPP, eligible employees may purchase shares of the Company’s stock at the end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25.

	Stock Options		Performance Share Units		Restricted Stock Units
2009 LTIP:	Shares Subject to Stock Options	Weighted Average Exercise Price	Performance Share Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at February 1, 2014	665,397	$16.37	—	$—	2,275,514	$15.99
Granted	—	$—	139,031	$10.02	1,341,992	$9.98
Exercised / vested	—	$—	—	$—	(608,947)	$16.51
Cancelled / forfeited	(13,321)	$15.24	—	$—	(99,234)	$15.05

Balance at April 30, 2014	652,076	$16.39	139,031	$10.02	2,909,325	$13.14

	Stock Options		Restricted Stock Units
2004 LTIP:	Shares Subject to Stock Options	Weighted Average Exercise Price	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at February 1, 2014	1,190,124	$20.43	108,628	$13.51
Granted	—	$—	—	$—
Exercised / vested	—	$—	(108,628)	$13.51
Cancelled / forfeited	(21,198)	$25.85	—	$—

Balance at April 30, 2014	1,168,926	$20.33	—	$—

	Restricted Stock Units
2004 Directors Incentive Plan:	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at February 1, 2014	35,688	$15.31
Granted	—	$—
Vested	—	$—
Cancelled	(414)	$15.31

Balance at April 30, 2014	35,274	$15.31

In connection with its share-based compensation plans, the Company recorded approximately $3,385 and $3,366 of share-based compensation expense for the three months ended April 30, 2014 and 2013, respectively.

As of April 30, 2014, the Company had approximately $35,126 of unvested share-based compensation granted under all of the Company’s share-based compensation plans, which amounts will be expensed in full through April 2019.

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

In connection with the Company’s completion of the Fiscal 2015 Refinancing during the first quarter of fiscal 2015 the Company (i) completed a private placement of the 2019 Notes, (ii) completed the private offering of its Convertible Preference Shares, (iii) entered into the CitiBank Credit Facility (vi) repaid all of the $200,000 aggregate principal amount of its 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20,830, (v) refinanced indebtedness then outstanding under certain credit facilities and terminated those credit facilities, (vi) provided approximately $50,025 cash collateral for letters of credit and bank guarantees then outstanding under its credit facility (the 2011 RBS Facility) with The Royal Bank of Scotland (RBS) and a second facility and (vii) terminated the 2011 Nedbank Facility (other than certain limited provisions which survive the termination of the agreement). Continuing after the completion of the Fiscal 2015 Refinancing, the Company continues to maintain its South African rand credit facility, with Nedbank Limited, acting through its Corporate Banking Division (the South African Facilities Agreement), a credit facility (the Japan Credit Facility) through its subsidiary in Japan with Sumitomo Mitsui Banking (Sumitomo) Corporation and various other bank lines, letter of credit and credit facilities. The following table presents information about the facility limits and the aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of April 30, 2014 (the table and footnotes are in thousands):

	CitBank Credit Facility(1)	Japan Credit Facility(2)	2009 Nedbank South African Facilities(3)	Other Facilities(4)	Total
Credit facility limit	$150,000	$48,743	$53,789	$173,219	$425,751

Facility usage for cash withdrawals(5)	27,000	47,768	—	42,348	117,116
Letters of credit and guarantees outstanding	—	—	19,771	119,699	139,470

Total facility/usage	$27,000	$47,768	$19,771	$162,047	$256,586

Available, unused capacity	$113,467	$975	$34,018	$11,177	$159,637
Available for cash withdrawals	$113,467	$975	$28,310	$5,447	$148,199

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing.
(2)	In October 2013 our subsidiary in Japan and Sumitomo entered into the Japan Credit Facility which provides for a Japanese Yen (JPY) 4,000,000 (or approximately United States dollar (USD) $38,994 based on exchange rates in effect as of April 30, 2014) term loan facility. The Japan Credit Facility replaced the subsidiary’s prior facility with Sumitomo.
(3)	The amounts in this column reflect the Company’s South African Facilities Agreement, which is a South African rand (ZAR) 570,000 credit facility, with Nedbank Limited. The revolving facility is comprised of a ZAR 300,000 working capital facility and a ZAR 270,000 letters of credit, guarantees and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 250,000 revolving asset-based finance facility, which is a part of the South African Facilities Agreement, and which are included under capital lease obligations on the Company’s consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $68,370 and $60,858 for the period ended April 30, 2014 and January 31, 2014, respectively.
(4)	Letters of credit and guarantees outstanding in this column are collateralized by the Company’s cash held as collateral.
(5)	Amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

CitiBank Credit Facility. As part of the Fiscal 2015 Refinancing, in March 2014 the Company and certain of its U.S. and Canadian subsidiaries entered into the CitiBank Credit Facility, which facility is guaranteed by the Company and certain of its subsidiaries. The CitiBank Credit Facility provides up to $150,000 of commitments for a senior secured asset-based revolving line of credit, including a $20,000 sublimit for swingline loans, a $50,000 sublimit for the issuance of standby letters of credit and a $20,000 sublimit for loans in Canadian dollars. The maximum amount the Company is permitted to borrow under the CitiBank Credit Facility is subject to a borrowing base calculated by reference to its accounts receivable in the U.S. and Canada and certain eligibility criteria with respect to such receivables and other borrowing limitations. Amounts borrowed under the CitiBank Credit Facility bear interest (1) at a rate based on the London Interbank Offered Rate, or LIBOR, or the Canadian equivalent, plus a margin ranging from 2.00% to 2.50%, or (2) a rate based on the higher of (a) the base prime rate offered by CitiBank, (b) 1.00% plus the one-month LIBOR rate or (c) 0.50% plus the federal funds rate or in each case, the Canadian equivalent, plus a margin ranging from 1.00% to 1.50%. The CitiBank Credit Facility will terminate in March 2019, unless the 2019 Notes are not redeemed, refinanced or converted prior to September 2018, in which case the CitiBank Credit Facility will terminate in September 2018.

The CitiBank Credit Facility is secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of the Company’s U.S. and Canadian assets, including accounts receivable and a pledge of the equity in its U.S. and Canadian holding and operating companies. In addition, the CitiBank Credit Facility requires that the Company maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 if available credit under the CitiBank Facility is less than the greater of (i) 10% of the maximum credit thereunder and (ii) $15,000. The CitiBank Credit Facility contains customary representations and warranties and customary events of default, payment of customary fees and expenses, as well as certain affirmative and negative covenants, including restrictions on: indebtedness; liens; mergers, consolidations and acquisitions; sales of assets; engaging in business other than its current business; investments; dividends; redemptions and distributions; affiliate transactions; and other restrictions.

Japan Credit Facility. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 2.0% and has a maturity date of October 21, 2014. The Company may prepay the principal outstanding amount under the Japan Credit Facility upon 15 business days advance notice, subject to terms of the agreement. The Company and certain of its subsidiaries have provided a guarantee of the obligations outstanding under the Japan Credit Facility. Under the Japan Credit Facility, Sumitomo may request that the debtor consult with it and Sumitomo may review the interest rate charged under the facility if certain covenants, including a consolidated total debt coverage ratio, a debt service ratio, a provision regarding the ranking of payment obligations and a negative pledge provision are not complied with.

2009 South African Facilities Agreement. The obligations of the Company’s subsidiaries under the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of its subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement. The South African Facilities Agreement terminates in July 2016.

The South African Facilities Agreement provides the Company with an option to request that the lenders increase their commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 225,000 subject to the approval of such lenders and the satisfaction of certain conditions precedent.

Other Additional Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the CitiBank Credit Facility and the South African Facilities Agreement, the Company utilizes a number of financial institutions to provide the Company and its subsidiaries with additional letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country.

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

Furthermore, the CitiBank Credit Facility, the South African Facilities Agreement, and certain of its other credit facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such credit facilities the right to declare a default if the Company defaults under other indebtedness in certain circumstances. Should the Company fail to comply with the covenants in the CitiBank Credit Facility, the South African Facilities Agreement, or certain of its other credit, letters of credit or guarantee facilities, the Company would be required to seek to amend the covenants or to seek a waiver of such non-compliance as the Company was required to do in the past under its prior facilities. If the Company is unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various facilities could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to the Company.

Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities described above. The total of such bank borrowings was $6,718 and $7,551, respectively, at April 30, 2014 and January 31, 2014.

Long-term Borrowings. The following table presents information about the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes and other long-term borrowings as of April 30, 2014:

	2019 Convertible Senior Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%

Balance at April 30, 2014:
Current portion of long-term borrowings	—	2,045	2,045
Long-term borrowings, excluding current portion	353,490	8,216	361,706

Total	$353,490	$10,261	$363,751

(1)	Amounts included in long-term borrowings as of the issuance date of the 2019 Notes, March 4, 2014, were initially reflected net of an initial discount of $47,690 reflecting the fair value of the conversion feature. The fair value of the conversion feature of the 2019 Notes has been bifurcated and presented in equity under common stock in the Company’s consolidated financial statements beginning in April 30, 2014. The amount included in long-term borrowings is accreting to the $400,000 redemption value using a discount rate of approximately 7.4%, which approximated the Company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

2019 Notes. On March 4, 2014, the Company completed a private offering of its 4.50% 2019 Notes in the aggregate principal amount of $400,000, and entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee, in connection therewith. After deducting fees and expenses, the Company received net proceeds from the offering of the 2019 Notes of $386,100. The Indenture governs the 2019 Notes and contains terms and conditions customary for transactions of this type, including customary events of default. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by the Company when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The Company may not redeem the 2019 Notes at its option prior to maturity unless certain tax related events occur. In addition, the Indenture provides that if the Company undergoes certain types of “fundamental changes” prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require the Company to repurchase all or any of such holder’s 2019 Notes for cash. Pursuant to the terms of the Indenture, the 2019 Notes will be convertible into the Company’s ordinary shares at a conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), subject to adjustment, upon the occurrence of certain events prior to the close of business on the business day immediately preceding September 1, 2018, and, on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. Upon conversion of the 2019 Notes, the Company will deliver ordinary shares, except that if the Company obtains the requisite shareholder approval, the Company may choose to pay or deliver, as the case may be, either cash, ordinary shares or a combination of cash and ordinary shares, at our election. The Company is seeking the approval required from its shareholders at its 2014 annual meeting of shareholders in order to provide it with the option, upon a conversion of the 2019 Notes, to pay or deliver, as the case may be, cash, its ordinary shares or a combination of cash and ordinary shares, at its election.

2019 Notes Conversion Feature. The balance of the 2019 Notes are reflected net of a discount of approximately $47,690 reflecting the fair value of the conversion feature. The fair value has been bifurcated and presented in equity under common stock in the Company’s consolidated financial statements beginning in April 30, 2014.

NOTE 12. Uncertain Tax Positions

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. For the three months ended April 30, 2014 and 2013, the Company accrued $161 and $221 of interest, excluding the impact of lapses and settlements, respectively. The total amount of unrecognized tax benefits that would favorably affect the Company’s effective tax rate if recognized was $4,289 and $4,202 as of April 30, 2014 and January 31, 2014, respectively. The total amount of interest accrued associated with the unrecognized tax benefits was $2,023 and $1,857 as of April 30, 2014 and January 31, 2014, respectively. Tax years 2008 through 2013 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. However, as a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of April 30, 2014 will decrease by up to $530 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2014 and January 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
Balance at April 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$206,883	$206,883	$—	$—
Forward exchange contracts	98	—	98	—

Total	$206,981	$206,883	$98	$—

Liabilities:
Forward exchange contracts	$47	$—	$47	$—

Total	$47	$—	$47	$—

Balance at January 31, 2014
Assets:
Cash and cash equivalents	$204,384	$204,384	$—	$—
Forward exchange contracts	221	—	221	—

Total	$204,605	$204,384	$221	$—

Liabilities:
Forward exchange contracts	$116	$—	$116	$—

Total	$116	$—	$116	$—

Forward Exchange Contracts. The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

Fair Value Measurements on a Non-Recurring Basis. During the three months ended April 30, 2014, the Company recognized the fair value of the conversion feature (also referred to by the Company as the “original issuance discount”), of the 2019 Notes at fair value on a non-recurring basis. In determining the fair value, the Company used inputs other than quoted prices in active markets that are observable, such as interest rates, comparable market yields on similar debt instruments and quantitative analysis of the Company’s profitability, leverage and other market conditions, which were applied to a present value model, and therefore were classified as Level 2. The original issue discount of the 2019 Notes was estimated to be $47,690 upon issuance. For further information on the 2019 Notes, see Note 11, “Borrowings.”

NOTE 14. Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of April 30, 2014 and 2013:

	April 30,
	2014	2013
Euro	$7,379	$5,482
U.S. Dollar	21,873	27,225
British Pound Sterling	1,452	762
All others	1,045	1,112

Total	$31,749	$34,581

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets and liabilities are included in trade receivables and payables, respectively. The Company had the following balances for foreign currency derivative assets and liabilities at April 30, 2014 and January 31, 2014:

	April 30, 2014	January 31, 2014
Foreign currency derivative assets	$98	$221
Foreign currency derivative liabilities	$47	$116

Net gains and losses on foreign currency derivatives as of April 30, 2014 and 2013 are as follows:

	Three months ended April 30,
	2014	2013
Net gains	$51	$—
Net losses	$—	$106

NOTE 15. Severance and Other

Business Transformation Initiatives. Severance and other costs incurred by the Company related to its ongoing business transformation initiatives were not incurred pursuant to a formal plan of restructuring or termination as defined in ASC 420, Exit or Disposal Cost Obligations or ASC 715, Compensation – Retirement Benefits. Severance and other costs for the three months ended April 30, 2014 and 2013, were comprised of employee severance costs related to the Company’s ongoing business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a consistent organizational structure on a worldwide basis. The Company has not adopted a formal plan of restructuring or termination pursuant to ASC 420 or ASC 715.

Certain information regarding total employee severance and other costs by segment is summarized as follows:

	Three months ended April 30,
	2014	2013
Freight Forwarding	$568	$236
Contract Logistics and Distribution	79	992
Corporate	—	1,441

Total	$647	$2,669

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

Forward-Looking Statements, Uncertainties and Other Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Quarterly Report which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” “projects,” or “continue” and other similar expressions or the negative of these terms or other comparable terms. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K), those discussed elsewhere in this Quarterly Report, and the following: the Company’s ability to maintain sufficient liquidity and capital resources to fund its business; the Company’s ability to complete its business transformation initiatives in the timeframe anticipated or at all and achieve the expected benefits; the Company’s ability to generate sufficient cash to service its debt and other obligations; delays or inability to pay by the Company’s customers; dilution caused by the conversion of the Company’s issuance of Convertible Preference Shares and Convertible Senior Notes; volatility with respect to global trade; global economic, political and market conditions and unrest, including those in Africa, Asia Pacific and EMENA (which is comprised of Europe, Middle East and North Africa); risks associated with the Company’s ongoing business transformation initiative, which include unanticipated difficulties, delays, additional costs and expenses as well as potential delays processing trade receivables or billing customers; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the Company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in interest and foreign exchange rates, particularly with respect to the South African rand; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of investigations by the governments of Brazil and Singapore into the international air freight and air cargo transportation industry; risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the Company’s ability to retain clients while facing increased competition; the financial condition of the Company’s clients; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the impact of changes in the Company’s effective tax rates; the ability to remediate the material weakness in internal controls and maintain effective internal controls over financial reporting; the other risks and uncertainties described herein and in the Company’s other filings with the Securities and Exchange Commission (SEC); and other factors outside the Company’s control. All forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report. All of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligation to update any such forward-looking statements, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of the our Annual Report on Form 10-K) and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.

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

Freight Forwarding Operating System. On September 1, 2013, we deployed our global freight forwarding operating system, which we refer to as 1View or the 1View system, in the United States and, as of that date, we considered it ready for its intended use. The percentage of total global freight forwarding transactions on the system increased to approximately 77% as of April 30, 2014. In certain countries, particularly in the U.S., we experienced invoicing delays following the implementation of the freight forwarding operating system in such country, which delays led to higher than normal receivables and weaker cash collections. We cannot give assurance that we will not face similar issues as we implement the system in additional countries.

Matters Impacting Full Fiscal Year 2015. We believe the macroeconomic and freight environments which negatively impacted our business in fiscal year 2014 will continue to be challenging during the entire 2015 fiscal year. As a result of these and other factors, we expect to continue to incur net losses for the next several quarters.

We expect costs associated with the implementation of our 1View system to continue to negatively impact our operating results for the remainder of fiscal year 2015. This is due, in part, to the fact that in order to achieve the full benefits of our 1View system, the system needs to be implemented in both the country of shipment origin and shipment destination and that the costs associated with implementation are duplicative of existing costs until both origin and destination countries utilize the 1View system.

We currently expect to incur an aggregate of approximately $18.0 million in duplicative and implementation costs during fiscal year 2015 related to our business transformation initiatives. This does not include severance costs. We expect severance and other costs to be approximately $18.0 million to $20.0 million in fiscal year 2015. Our actual costs in fiscal 2015 may exceed our estimated costs.

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

Acquisitions. We did not complete any acquisitions during the three months ended April 30, 2014 and 2013, respectively.

Seasonality. Historically, our results for our operating segments have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is primarily due to lower volumes during those periods when compared to our other quarters, however, this is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and many other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand for certain products or are based on just-in-time production schedules. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus, we can give no assurance that these historical seasonal patterns will continue in future periods.

Fiscal 2015 Refinancing. As previously disclosed, in March 2014 we undertook the following steps to address the liquidity and covenant challenges which we were then experiencing (we refer to these steps collectively as the Fiscal 2015 Refinancing). These steps included, but were not limited to:

•	We completed a private offering of our $400.0 million principal amount of convertible senior notes due 2019 (which we refer to as the 2019 Notes). After deducting fees and expenses, we received net proceeds from the offering of the 2019 Notes of $386.1 million.

•	We completed a private offering of our Series A 7.0% Convertible Preference Shares (the Convertible Preference Shares) to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175.0 million. We expect that dividends on the Convertible Preference Shares will be paid in kind quarterly starting on June 1, 2014 until March 1, 2017. The dividend rate is 7.0% unless we pay cash dividends on the Convertible Preference Shares in the limited circumstances provided by their terms, in which case the dividend rate is 8.0%. We currently expect to pay dividends in-kind on the Convertible Preference Shares.

•	Certain of our U.S. and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility) that provides commitments of up to $150.0 million, as more fully described below.

•	We (i) repaid all of the $200.0 million aggregate principal amount of our private placement notes which we issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million, (ii) refinanced indebtedness which was then outstanding under certain of our previously outstanding credit facilities and we terminated those credit facilities, and (iii) in connection with the termination of certain facilities, provided cash collateral of approximately $50.0 million for outstanding letters of credit and bank guarantees thereunder.

In connection with the Fiscal 2015 Refinancing, the 2011 Royal Bank of Scotland (2011 RBS Facility) and certain other facilities were terminated in March 2014 and we provided cash collateral in the amount of $50.0 million to secure the letters of credit and bank guarantees which were outstanding thereunder and which remain outstanding as of April 30, 2014. The usage of such cash is restricted pursuant to the agreements.

In connection with the prepayment of the 2013 Notes and the termination of the various credit facilities, in the first quarter of fiscal year 2015 we incurred a non-cash charge of $1.0 million related to unamortized debt issuance costs.

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2014, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, on file with the SEC. Our unaudited consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

We believe that for our Freight Forwarding segment, net revenues (a non-GAAP financial measure we use to describe revenues less purchased transportation costs) are a better measure of growth in our freight forwarding business than revenues because our revenues as an indirect air and ocean carrier include the carriers’ charges to us for carriage of the shipment. Our revenues and purchased transportation costs are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenues are determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Revenues derived from freight forwarding generally are shared between the points of origin and destination, based on a standard formula. Our revenues in our other capacities include only management fees earned by us and are substantially similar to net revenues for the Freight Forwarding segment in this respect.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed.

Three months ended April 30, 2014 compared to three months ended April 30, 2013

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended April 30, 2014 compared to the three months ended April 30, 2013:

Freight Forwarding

	Freight Forwarding Three months ended April 30,
	2014	2013	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$321,401	$323,829	$(2,428)	(1)%
Ocean freight forwarding	263,132	303,778	(40,646)	(13)
Customs brokerage	44,327	29,818	14,509	49
Other	55,010	62,091	(7,081)	(11)

Total revenues	683,870	719,516	(35,646)	(5)

Purchased transportation costs:
Airfreight forwarding	244,665	250,472	(5,807)	(2)
Ocean freight forwarding	217,360	256,975	(39,615)	(15)
Customs brokerage	11,008	1,342	9,666	720
Other	40,792	41,174	(382)	(1)

Total purchased transportations costs	513,825	549,963	(36,138)	(7)

Net revenues:
Airfreight forwarding	76,736	73,357	3,379	5
Ocean freight forwarding	45,772	46,803	(1,031)	(2)
Customs brokerage	33,319	28,476	4,843	17
Other	14,218	20,917	(6,699)	(32)

Total net revenues	170,045	169,553	492	—

Yields:
Airfreight forwarding	23.9%	22.7%
Ocean freight forwarding	17.4%	15.4%

Staff costs	109,519	105,068	4,451	4
Depreciation	4,429	4,283	146	3
Amortization of intangible assets	6,051	1,120	4,931	440
Severance and other	568	236	332	141
Other operating expenses	47,247	46,048	1,199	3

Operating income	$2,231	$12,798	$(10,566)	(83)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $2.4 million, or 1%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $0.4 million compared to the corresponding prior year period. Airfreight conditions continued to remain weak throughout our first quarter of fiscal 2015. When the effects of foreign currency fluctuations are excluded, (i) $4.8 million of the decrease in airfreight forwarding revenues was attributable to a decline of our selling rates, caused in part by lower carrier rates incurred by us and (ii) $0.2 million of the decrease was attributable to reduced fuel surcharges. These decreases were partially offset by an increase of $4.6 million attributable to a slight improvement of airfreight forwarding volumes (which we measure in terms of total kilograms).

Airfreight forwarding volumes increased 2% for the three months ended April 30, 2014, compared to the corresponding prior year period. On a sequential basis, airfreight tonnage deteriorated less than 1% for the first quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014.

Airfreight forwarding net revenues increased $3.4 million, or 5%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues increased $4.2 million, or 6%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $4.2 million increase in airfreight forwarding net revenues when calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a $2.8 million increase attributable to an increase both in our selling rates and carrier rates; and (ii) a $1.4 million increase attributable to an increase of airfreight forwarding volumes.

Airfreight yields for the three months ended April 30, 2014 increased approximately 120 basis points to 23.9% compared to 22.7% for the corresponding prior year period. On a sequential basis, airfreight yields of 23.9% for the first quarter of fiscal 2015 were 420 basis points higher when compared to airfreight yields of 19.7% for the fourth quarter of fiscal 2014.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $40.6 million, or 13%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $30.3 million, or 10%. When the effects of foreign currency fluctuations are excluded, $32.6 million of the decrease was attributable to lower selling rates caused in part by reduced carrier rates, which decrease was partially offset by a slight increase of $2.3 million caused by an increase in ocean freight volumes. Ocean freight volumes (which we measure in terms of TEUs) increased 1% during the three months ended April 30, 2014 compared to the corresponding prior year period.

Ocean freight forwarding net revenues decreased $1.0 million, or 2%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues increased $0.3 million. The $0.3 million increase in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) $0.4 million increase attributable to increased ocean freight volumes, offset by (ii) a slight decrease of $0.1 million attributable to a decline of our selling rates combined with an increase of our carrier rates. Ocean freight yields for the three months ended April 30, 2014, increased 200 basis points to 17.4% compared to 15.4% for the corresponding prior year period. On a sequential basis, ocean freight yields of 17.4% for the first quarter of fiscal 2015 were consistent with ocean freight yields of 17.3% for the fourth quarter of fiscal 2014.

Customs Brokerage and Other. Customs brokerage revenues increased $14.5 million, or 49%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $17.0 million, or 57%, largely due to reclassifications described below. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $7.1 million, or 11%, for the three months ended April 30, 2014, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $4.8 million, or 8%.

Customs brokerage net revenues increased $4.8 million, or 17%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $6.6 million, or 23%. Other freight forwarding related net revenues decreased $6.7 million, or 32%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding net revenues decreased $6.3 million, or 30%.

In connection with the deployment of the company’s new freight forwarding operating system in certain of its operating locations, differences in classification exist between the presentation of product line revenue and purchase transportation cost information for the quarter ended April 30, 2014 as compared to the same categories for the corresponding prior year period. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to ocean freight import shipments where the company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the results for air and/or ocean freight forwarding and now they are recognized in the customs brokerage product.

Staff Costs. Staff costs in our Freight Forwarding segment increased $4.5 million, or 4%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment increased $6.6 million, or 6%. As a percentage of our Freight Forwarding segment revenues, staff costs were 16% for the three months ended April 30, 2014 compared to 15% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven more by changes in total shipment counts rather than changes in volumes; however, for the three months ended April 30, 2014, staff costs in our Freight Forwarding segment reflected higher staff costs related to the deployment of our 1View system. The number of airfreight shipments declined 7% for the three months ended April 30, 2014 compared to the corresponding prior year period, which decline was partially offset by a 5% increase in ocean freight shipments during the same period.

Amortization of intangible assets. Amortization of intangible assets increased $4.9 million for the three months ended April 30, 2014, compared to the corresponding prior year period. Amortization expense with respect to the new operating system began September 2013, and accordingly, we recorded additional amortization expense related to our new operating system of approximately $4.8 million during the first quarter of fiscal 2015 which we did not incur in the corresponding prior year period.

Severance and Other. During the three months ended April 30, 2014 and 2013, we incurred severance and other costs in the Freight Forwarding segment of approximately $0.6 million and $0.2 million, respectively, comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing and implementing our 1View system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), we expect to incur additional severance costs related to these transformation activities through the fiscal year ending January 31, 2015.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment increased $1.2 million, or 3%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $2.4 million, or 5%. Other operating expenses increased during the period primarily due to expenses related to the implementation of our 1View system.

Contract Logistics and Distribution

	Contract Logistics and Distribution Three months ended April 30,
	2014	2013	Change Amount	Change Percentage
Revenues:
Contract logistics	$187,165	$180,682	$6,483	4%
Distribution	147,958	147,710	248	—
Other	25,995	32,745	(6,750)	(21)

Total revenues	361,118	361,137	(19)	—

Purchased transportation costs:
Contract logistics	44,270	44,458	(188)	—
Distribution	103,784	101,208	2,576	3
Other	10,219	9,289	930	10

Total purchased transportations costs	158,273	154,955	3,318	2

Staff costs	101,147	106,277	(5,130)	(5)
Depreciation	7,926	7,796	130	2
Amortization of intangible assets	948	1,236	(288)	(23)
Severance and other	79	992	(913)	(92)
Other operating expenses	79,371	79,572	(201)	—

Operating income	$13,374	$10,309	$3,065	30%

Contract Logistics. Contract logistics revenues increased $6.5 million, or 4%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $13.3 million, or 7%. The increase was due to increased logistics volumes in the Americas and Africa regions.

Contract logistics purchased transportation costs decreased less than 1% for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, purchased transportation costs were comparable with the corresponding prior year period. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities were generally consistent during the three months ended April 30, 2014 when compared to the corresponding prior year period.

Distribution. Distribution revenues were generally consistent for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $6.6 million, or 4%. When the effects of foreign currency fluctuations are excluded, the increase was primarily due to increased client volumes in our Africa and Americas regions.

Distribution purchased transportation costs increased $2.6 million, or 3%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $4.8 million, or 5%, primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $6.8 million, or 21%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $4.3 million, or 13%. Other purchased transportation costs decreased $1.0 million, or 10%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other purchased transportation costs were comparable with the corresponding prior year period.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $5.1 million, or 5%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment decreased $0.3 million.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment were consistent for the three months ended April 30, 2014, compared to the corresponding period year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment increased $5.8 million, or 7%.

Corporate

Staff Costs. Staff costs at corporate increased $1.1 million, or 13%, for the three months ended April 30, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency are excluded, staff costs at corporate increased $1.5 million, or 17%.

Interest Expense, Net. Interest income typically relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities and our outstanding notes. Interest income was $4.7 million and $5.3 million for the three months ended April 30, 2014 and 2013, respectively. Interest expense was $13.3 million and $8.6 million for the three months ended April 30, 2014 and 2013, respectively. The increase of interest expense is attributable to higher effective interest rates associated with the 2019 Notes and increased amortization of debt issuance costs.

Loss on debt extinguishment. Included in loss on debt extinguishment for the three months ended April 30, 2014, is (i) a make-whole payment of $20.8 with respect to the prepayment of our $200.0 million aggregate principal amount of private placement notes issued on January 25, 2013 (the 2013 Notes), and (ii) a non-cash charge of $1.0 million related to unamortized debt issuance costs related to the prepayment of the 2013 Notes and the termination of various credit facilities.

Other Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our provision for income taxes for the quarter ended April 30, 2014 was $9.0 million on a pretax loss of $33.8 million resulting in an effective tax rate of negative 26.6%. During the quarter ended April 30, 2013, we recorded a tax provision of $11.3 million on a pretax income of $0.4 million. The $2.3 million decrease in the provision for income taxes in absolute dollars was attributable to (i) a decrease of $5.0 million, and $0.5 million, caused by the effects of valuation allowances and uncertain tax positions, respectively, offset by, (ii) increased income in tax paying jurisdictions which increased the provision by $3.2 million.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $0.4 million for the three months ended April 30, 2014, compared to $1.6 million for the corresponding prior year period.

The following tables show the revenues and net revenues attributable to our geographic regions:

	Three months ended April 30,
	2014			2013
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$218,244	$58,594	$276,838	$212,691	$54,269	$266,960
Americas	148,591	202,211	350,802	174,421	194,764	369,185
Asia Pacific	243,429	19,383	262,812	219,519	17,882	237,401
Africa	73,606	80,930	154,536	112,885	94,222	207,107

Total	$683,870	$361,118	$1,044,988	$719,516	$361,137	$1,080,653

	Three months ended April 30,
	2014			2013
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$58,812	$34,247	$93,059	$57,218	$32,097	$89,315
Americas	44,176	90,057	134,233	44,281	85,734	130,015
Asia Pacific	48,778	13,226	62,004	44,235	11,773	56,008
Africa	18,279	65,315	83,594	23,819	76,578	100,397

Total	$170,045	$202,845	$372,890	$169,553	$206,182	$375,735

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended April 30,
	2014	2013
Revenues:
Airfreight forwarding	$321,401	$323,829
Ocean freight forwarding	263,132	303,778
Customs brokerage	44,327	29,818
Contract logistics	187,165	180,682
Distribution	147,958	147,710
Other	81,005	94,836

Total	$1,044,988	$1,080,653

Purchased transportation costs:
Airfreight forwarding	$244,665	$250,472
Ocean freight forwarding	217,360	256,975
Customs brokerage	11,008	1,342
Contract logistics	44,270	44,458
Distribution	103,784	101,208
Other	51,011	50,463

Total	$672,098	$704,918

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues:

	Three months ended April 30,
	2014	2013
Revenues:
Airfreight forwarding	31%	30%
Ocean freight forwarding	25	28
Customs brokerage	4	3
Contract logistics	18	17
Distribution	14	14
Other	8	8

Total revenues	100	100

Purchased transportation costs:
Airfreight forwarding	23	23
Ocean freight forwarding	21	24
Customs brokerage	1	*
Contract logistics	4	4
Distribution	10	9
Other	5	5

Total purchased transportation costs	64	65

Staff costs	21	20
Depreciation	1	1
Amortization of intangible assets	1	*
Severance and other	*	*
Other operating expenses	14	13

Total operating expenses	101	99

Operating (loss)/income	(1)	1
Interest income	*	*
Interest expense	(1)	(1)
Loss on debt extinguishment	(2)	*
Other expense, net	*	*

Pretax loss	(4)	(1)
Provision for income taxes	1	*

Net loss	(5)	(1)
Net income attributable to non-controlling interests	*	*

Net loss attributable to UTi Worldwide Inc.	(5)%	(1)%

*	Less than one percent.

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

Exchange control laws and regulations. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our parent holding company. Total net assets which may not be transferred to us in the form of loans, advances, or cash dividends by our subsidiaries without the consent of a third party was approximately 13% of our consolidated total net assets as of the end of the most recent fiscal year.

Client agreements involving cash. The company has entered into agreements with certain of its South African pharmaceutical distribution clients specifying the use of designated cash accounts for receivables collections from the end-recipients. In these circumstances, pursuant to the agreements with our clients and for a nominal fee, we manage our client’s collections and cash application functions, under credit terms and conditions mandated by our clients. Under these arrangements, we bill the end-recipients of the products we distribute from our warehouses on behalf of our clients. We are not obligated to remit cash receipts to our clients until such billings are recovered by us and we typically remit such billings to our clients within two to seven days subsequent to our receipt of cash from the end recipients. Although the company is required under these contracts to use such cash accounts for cash activity related to these clients, the company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $43.3 million and $33.6 million at April 30, 2014 and January 31, 2014, respectively, and are included in cash and cash equivalents, with corresponding liabilities included in accounts payable in the accompanying consolidated balance sheets. These activities do not have a material impact on the company’s liquidity requirements.

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

As of April 30, 2014, our cash and cash equivalents totaled $206.9 million, representing an increase of $2.5 million from January 31, 2014, the reasons for which are discussed below.

	Three months ended April 30,
	2014	2013
	(Unaudited)
Net cash flow used in:
Operating activities	(122,137)	(52,563)
Investing activities	(57,579)	(15,374)
Financing activities	177,437	17,190
Effect of foreign exchange rate changes on cash and cash equivalents	4,778	(1,190)
Net increase/(decrease) in cash and cash equivalents	2,499	(51,937)

Cash Used In Operating Activities. Cash used in operating activities for the first quarter of fiscal years 2015 and 2014 was $122.1 million and $52.6 million, respectively.

	Three months ended April 30,
	2014	2013
	(Unaudited)
Net cash used in operating activities:
Net loss	$(42,739)	$(10,864)
Adjustments to reconcile net loss to net cash used in operating activities
Make-whole payment	20,830	—
Non-cash adjustments	29,531	27,189

Total	50,361	27,189

Total results of operations, after cash and non-cash adjustments to net loss	7,622	16,325

Changes in operating assets and liabilities	(129,759)	(68,888)

Net cash flow used in operating activities	(122,137)	(52,563)

Cash used in operating activities for the quarter ended April 30, 2014 reflected lower profitably from the company’s businesses. Included in cash adjustments to reconcile net loss to net cash used in operating activities is interest expense of $20.8 million with respect to the prepayment of the 2013 Notes. Such amount is included in net cash provided by financing activities.

Included in changes in operating activities is an increase in trade receivables, causing a cash outflow of $139.2 million for the quarter ended April 30, 2014, attributable in part to (i) seasonal effects we typically see in the first quarter, (ii) an increase in pass-through billings in our Contract Logistics and Distribution segment (which typically has a longer recovery cycle than in our Freight Forwarding segment), (iii) currency effects and (iv) invoicing delays, primarily in the U.S., relating to the implementation of our new freight forwarding operating system and global financial system which led to higher than normal receivables and weaker cash collection cycles.

Accounts receivable and accounts payable are impacted by items included in revenue and expenses, respectively, and also by billings and disbursements of pass-through items for customs duties and taxes, which are not included in revenue and expense on our consolidated statement of operations. A roll forward schedule of such activity for the first quarter of fiscal years 2015 and 2014, respectively, is below:

Trade Receivables	Three months ended April 30,
	2014	2013
Beginning balance	$977,885	$898,809

Billings:
Revenues	1,044,988	1,080,653
Billings for pass-through items	1,024,326	1,024,941

Gross billings	2,069,314	2,105,594
Amounts collected	(1,930,149)	(2,010,507)

Net cash outflow from billings and collections	139,165	95,087
Foreign currency translation and other	19,767	(8,752)

Ending balance	$1,136,817	$985,144

Trade Payables	Three months ended April 30,
	2014	2013
Beginning balance	$562,095	$596,834

Purchased transportation costs:
Purchased transportation costs	672,098	704,918
Disbursements for pass-through items	1,024,326	1,024,941

Total accruals	1,696,424	1,729,859
Amounts disbursed	(1,723,987)	(1,729,524)

Net cash (outflow)/inflow from accruals and payments	(27,563)	335
Foreign currency translation and other	15,350	(4,880)

Ending balance	$549,882	$592,289

Variances of customs duties and taxes are primarily attributable to variances in the number of clearances and the value of goods imported over the comparable periods. The increase in these advances after excluding the effects of foreign currency translation and subsequent collection activity related to customs duties and taxes, had a relatively unfavorable impact on our net cash generated from operating activities in first quarter of fiscal 2015, compared to the impact for the comparable prior year period, when such cash flows are compared to the net loss.

Cash Used in Investing Activities. Cash used in investing activities for the first quarter of fiscal years 2015 and 2014 was $57.6 million and $15.4 million, respectively. In the first quarter of fiscal 2015, we used $50.0 million relating to funding restricted cash requirements related to our Fiscal 2015 Refinancing and we used $4.2 million of cash relating to business transformation initiatives, as compared to $6.6 million for the first quarter of fiscal 2014. Cash used for other capital expenditures during the first quarter of fiscal 2015 was approximately $5.9 million, consisting primarily of computer hardware and furniture, fixtures and equipment. This compares to cash used for other capital expenditures during first the quarter of fiscal 2014 of approximately $8.5 million. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our clients’ freight and logistics volumes. We currently expect to incur an aggregate of approximately $60.0 million for cash capital expenditures for fiscal 2015, including an aggregate of approximately $10.0 million related to our ongoing business transformation initiatives.

Cash Provided by Financing Activities. Net cash provided by financing activities included (i) proceeds from the issuance of long-term borrowings of $403.0 million, (ii) and proceeds from the issuance of Convertible Preference Shares of $175.0 million. Such activities were partially offset by combined debt and equity issuance costs of $24.7 million. In connection with the Fiscal 2015 Refinancing, we completed a private offering of our 2019 Notes. After deducting fees and expenses, we received net proceeds from the offering of $386.1 million. In addition, in connection with the Fiscal 2015 Refinancing we completed a private offering of our Convertible Preference Shares to an affiliate of our largest shareholder in the aggregate principal amount of $175.0 million. After deducing fees and allocated expenses, we received net proceeds of $170.5 million. Together the issuance of our 2019 Notes and the Convertible Preference Shares provided cash of $556.6 million. Allocated debt issuance costs in connection with the company’s new CitiBank Credit Facility and other activities totaled $6.3 million.

Net cash used by financing activities included repayments of long-term borrowings of $202.1 million and repayments of bank lines of credit of $201.3 million. As part of the Fiscal 2015 Refinancing we (i) repaid all of the $200.0 million aggregate principal amount of our private placement notes issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million; (ii) refinanced indebtedness then outstanding under certain of our previously outstanding credit facilities, and we terminated certain of those credit facilities, and (iii) provided cash collateral of approximately $50.0 million for certain then outstanding letters of credit and bank guarantees. Other financing activities during the first quarter of fiscal 2015 included net borrowings from bank lines of credit of $55.4 million, repayments of capital lease obligations of $4.4 million, and other usages of $2.6 million.

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

In connection with our completion of the Fiscal 2015 Refinancing during the first quarter of fiscal 2015 we (i) completed our private placement of the 2019 Notes, (ii) completed the private placement of our Convertible Preference Shares, (iii) entered into the CitiBank Credit Facility (iv) repaid all of the $200.0 million aggregate principal amount of our 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million, (v) refinanced indebtedness then outstanding under certain credit facilities and terminated those other credit facilities, (vi) provided approximately $50.0 million cash collateral for letters of credit and bank guarantees then outstanding under our credit facility (the 2011 RBS Facility) with The Royal Bank of Scotland (RBS) and other facilities and (vii) terminated the 2011 Nedbank facility (other than certain limited provisions which survive the termination of the agreement). Continuing after the completion of the Fiscal 2015 Refinancing, we had, and we continue to maintain, our South African rand credit facility, with Nedbank Limited (the South African Facilities Agreement), a credit facility (the Japan Credit Facility) through our subsidiary in Japan with Sumitomo Mitsui Banking (Sumitomo) Corporation and various other bank lines, letters of credit and credit facilities. The following table presents information about the facility limits and the aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of April 30, 2014 (the table is in thousands):

	CitBank Credit Facility(1)	Japan Credit Facility(2)	2009 Nedbank South African Facilities(3)	Other Facilities(4)	Total
Credit facility limit	$150,000	$48,743	$53,789	$173,219	$425,751

Facility usage for cash withdrawals(5)	27,000	47,768	—	42,348	117,116
Letters of credit and guarantees outstanding	—	—	19,771	119,699	139,470

Total facility/usage	$27,000	$47,768	$19,771	$162,047	$256,586

Available, unused capacity	$113,467	$975	$34,018	$11,177	$159,637
Available for cash withdrawals	$113,467	$975	$28,310	$5,447	$148,199

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing.

(2)	In October 2013 our subsidiary in Japan and Sumitomo entered into the Japan Credit Facility which provides for a Japanese Yen (JPY) 4.0 billion (or approximately United States dollar (USD) $39.0 million based on exchange rates in effect as of April 30, 2014) term loan facility. The Japan Credit Facility replaced the subsidiary’s prior facility with Sumitomo.
(3)	The amounts in this column reflect the company’s South African Facilities Agreement, which is a South African rand (ZAR) 570.0 million credit facility, with Nedbank Limited. The revolving facility is comprised of a ZAR 300.0 million working capital facility and a ZAR 230.0 million letter of credit, guarantee and forward exchange contract facility. Excluded from the table are amounts outstanding under the ZAR 270.0 million revolving asset-based facility, which is a part of the South African Facilities Agreement, and which are included under capital lease obligations on the company’s consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $68.4 million and $60.9 million for the fiscal year ended April 30, 2014 and January 31, 2014, respectively.
(4)	Certain letters of credit and guarantees outstanding in this column are collateralized by our cash held as collateral.
(5)	Certain amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the company’s subsidiaries.

CitiBank Credit Facility. As part of the Fiscal 2015 Refinancing, in March 2014 certain of our U.S. and Canadian subsidiaries entered into the CitiBank Credit Facility, which facility is guaranteed by us and certain of our subsidiaries. The CitiBank Credit Facility provides up to $150.0 million of commitments for a senior secured asset-based revolving line of credit, including a $20.0 million sublimit for swingline loans, a $50.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for loans in Canadian dollars. The maximum amount we are permitted to borrow under the CitiBank Credit Facility is subject to a borrowing base calculated by reference to our accounts receivable in the U.S. and Canada and certain eligibility criteria with respect to such receivables and other borrowing limitations. Amounts borrowed under the CitiBank Credit Facility bear interest (1) at a rate based on the London Interbank Offered Rate, or LIBOR or the Canadian equivalent, plus a margin ranging from 2.00% to 2.50%, or (2) a rate based on the higher of (a) the base prime rate offered by CitiBank, (b) 1.00% plus the one-month LIBOR rate or (c) 0.50% plus the federal funds rate or in each case, the Canadian equivalent, plus a margin ranging from 1.00% to 1.50%. The CitiBank Credit Facility will terminate in March 2019, unless the 2019 Notes are not redeemed, refinanced or converted prior to September 2018, in which case the CitiBank Credit Facility will terminate in September 2018.

The CitiBank Credit Facility is secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on and perfected security interest in substantially all of our U.S. and Canadian assets, including accounts receivable and a pledge of the equity in our U.S. and Canadian holding and operating companies. In addition, the CitiBank Credit Facility requires that we maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 if available credit under the CitiBank Credit Facility is less than the greater of (i) 10% of the maximum credit thereunder and (ii) $15.0 million. The CitiBank Credit Facility contains customary representations and warranties and customary events of default, payment of customary fees and expenses, as well as certain affirmative and negative covenants, including restrictions on: indebtedness; liens; mergers, consolidations and acquisitions; sales of assets; engaging in business other than our current business; investments; dividends; redemptions and distributions; affiliate transactions; and other restrictions.

Japan Credit Facility. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 2.0% and has a maturity date of October 21, 2014. We may prepay the principal amounts outstanding under the Japan Credit Facility upon 15 business days advance notice, subject to terms of the agreement. We and certain of our subsidiaries have provided a guarantee of the obligations outstanding under the Japan Credit Facility. Under the Japan Credit Facility, Sumitomo may request that the debtor consult with it and Sumitomo may review the interest rate charged under the facility if certain covenants, including a consolidated total debt coverage ratio, a debt service ratio, a provision regarding the ranking of payment obligations and a negative pledge provision are not complied with.

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

The South African Facilities Agreement provides us with an option to request that the lenders increase their commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate principal amount up to ZAR 225.0 million subject to the approval of such lenders and the satisfaction of certain conditions precedent.

Overdrafts under the South African working capital facility bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 1%. The per annum interest rate payable in respect of foreign currency accounts is generally the LIBOR, or with respect to a foreign currency account in euro, the Euro Interbank Offered Rate (EURIBOR), plus the lender’s cost of funds (to the extent greater than LIBOR or EURIBOR, as applicable), plus 3%. Instruments issued under the letter of credit, guarantee and forward exchange contract facility bear interest at a rate to be agreed upon in writing by our subsidiaries party to the South African Facilities Agreement and Nedbank.

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of April 30, 2014, the value of these contingent liabilities was $22.5 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $16.9 million were included in bank lines of credit on our balance sheet at April 30, 2014.

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

The maximum and average borrowings against all of our bank lines of credit during the first quarter of fiscal 2015 were $334.8 million and $248.9 million, respectively. The maximum and average borrowings against all of our bank lines of credit during the first quarter of fiscal 2014 were $293.4 million and $220.8 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities described above. The total of such borrowings at April 30, 2014 and January 31, 2014 was $6.7 million and $7.6 million, respectively.

Long-term Borrowings. The following table presents information about the company’s indebtedness pursuant to its 2019 Notes and other long-term borrowings as of April 30, 2014:

	2019 Convertible Senior Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%

Balance at April 30, 2014:
Current portion of long-term borrowings	—	2,045	2,045
Long-term borrowings, excluding current portion	353,490	8,216	361,706

Total	$353,490	$10,261	$363,751

(1)	The fair value of the 2019 Notes has been bifurcated and presented in equity under common stock in the company’s consolidated financial statements beginning in April 30, 2014. The amount including in long-term borrowings is accreting to the $400.0 million redemption value using a discount rate of approximately 7.4%, which approximated the company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

2019 Notes. On March 4, 2014, we completed a private offering of its 4.50% 2019 Notes in the aggregate principal amount of $400,000, and entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee, in connection therewith. After deducting fees and expenses, we received net proceeds from the offering of the 2019 Notes of $386,100. The Indenture governs the 2019 Notes and contains terms and conditions customary for transactions of this type, including customary events of default. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by the company when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. We may not redeem the 2019 Notes at our option prior to maturity unless certain tax related events occur. In addition, the Indenture provides that if we undergo certain types of “fundamental changes” prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require us to repurchase all or any of such holder’s 2019 Notes for cash. Pursuant to the terms of the Indenture, the 2019 Notes will be convertible into the company’s ordinary shares at a conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), subject to adjustment, upon the occurrence of certain events prior to the close of business on the business day immediately preceding September 1, 2018, and, on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. Upon conversion of the 2019 Notes, the company will deliver ordinary shares, except that if the company obtains the requisite shareholder approval, the company may choose to pay or deliver, as the case may be, either cash, ordinary shares or a combination of cash and ordinary shares, at our election. The company is seeking the approval required from its shareholders at its 2014 annual meeting of shareholders in order to provide it with the option, upon a conversion of the 2019 Notes, to pay or deliver, as the case may be, cash, its ordinary shares or a combination of cash and ordinary shares, at its election.

Off-Balance Sheet Arrangements

Other than operating leases, we have no material off-balance sheet arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2015.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2014, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for our Americas Contract Logistics reporting unit, the fair value of the reporting unit assets exceeded the carrying values by approximately 9%. Due to the narrow margin of passing the Step 1 goodwill impairment testing conducted in the second quarter of fiscal 2014, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in fiscal 2015 or in future years, particularly with respect to this reporting unit. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions. As of April 30, 2014, the goodwill carrying value for the Americas Contract Logistics reporting unit was $41.6 million.

We experienced a significant decline of capitalization during the first quarter of fiscal 2015. For the purposes of our goodwill impairment evaluation this was considered to be an indicator that impairment may have occurred within our freight forwarding reporting unit. Accordingly, during the quarter ended April 30, 2014, we performed an interim test of recoverability of our goodwill and intangible assets in our freight forwarding reporting unit and determined no impairment was identified. The test was reconciled to the company’s market capitalization by updating and aggregating the estimated fair values of each of the company’s reporting units.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2014, there had been no material changes to our exposure to market risks since January 31, 2014, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 on file with the SEC. For a discussion of our market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of April 30, 2014. During this evaluation, a material weakness in our internal control over financial reporting was identified, which weakness was also previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. This material weakness relates to the fact that there is currently an insufficient number of shared service center financial accounting and reporting resources to allow for timely analysis and recording of financial statement amounts given the company’s current migration to its new freight forwarding application. As a result, underlying controls related to account reconciliations and analysis across a number of trade receivable and payable accrual accounts were not operating effectively. This material weakness is described more fully in our Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related Report of Independent Registered Public Accounting Firm, which are contained in Item 15 of Part IV of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. Furthermore based upon our evaluation (which evaluation included our Chief Executive Officer and Chief Financial Officer) as of April 30, 2014, our management (which included our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were ineffective as of April 30, 2014, due solely to the material weakness in our internal control over financial reporting.

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

Industry-Wide Anti-Trust Investigation. On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $4.2 million at April 30, 2014) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court.

In May 2009, we learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, we received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against us, our Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. We responded to this proceeding on May 12, 2014.

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

Item 1A.   Risk Factors

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes to the risk factors as disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the SEC. The disclosures in our Annual Report on Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

4.1	Indenture, dated March 4, 2014, between UTi Worldwide, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.1	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and Bank of the West (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.2	Waiver Letter dated as of February 21, 2014, from Commerzbank Aktiengesellschaft to the Company and its German subsidiary, UTi Deutschland GmbH (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.3	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.4	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and the holders of the senior unsecured notes (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.5	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and The Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.6	Share Purchase Agreement, dated February 26, 2014, between UTi Worldwide and an affiliate of P2 Capital Partners, LLC (incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.7	Amended and Restated Registration Rights Agreement dated as of March 4, 2014, by and among UTi Worldwide Inc., P2 Capital Partners, LLC and the other parties thereto (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.8	Amended and Restated Letter Agreement between UTi Worldwide Inc. and P2 Capital Partners, LLC, dated February 26, 2014 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.9	Cash Collateral Agreement dated as of March 11, 2014, among UTi Worldwide Inc., The Royal Bank of Scotland plc and The Royal Bank of Scotland plc, Connecticut branch (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 13, 2014)

10.10	Credit Agreement dated as of March 27, 2014, among the Company, certain of its subsidiaries, Citibank, N.A. as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.67 to the company’s Annual Report on Form 10-K, filed March 31, 2014)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date:	June 6, 2014	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date:	June 6, 2014	By:	/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

4.1	Indenture, dated March 4, 2014, between UTi Worldwide, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.1	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and Bank of the West (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.2	Waiver Letter dated as of February 21, 2014, from Commerzbank Aktiengesellschaft to the Company and its German subsidiary, UTi Deutschland GmbH (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.3	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and Nedbank Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.4	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and the holders of the senior unsecured notes (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.5	Waiver Agreement dated as of February 25, 2014, by and between the Company and certain of its subsidiary guarantors and The Royal Bank of Scotland N.V. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 26, 2014)

10.6	Share Purchase Agreement, dated February 26, 2014, between UTi Worldwide and an affiliate of P2 Capital Partners, LLC (incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.7	Amended and Restated Registration Rights Agreement dated as of March 4, 2014, by and among UTi Worldwide Inc., P2 Capital Partners, LLC and the other parties thereto (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.8	Amended and Restated Letter Agreement between UTi Worldwide Inc. and P2 Capital Partners, LLC, dated February 26, 2014 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.9	Cash Collateral Agreement dated as of March 11, 2014, among UTi Worldwide Inc., The Royal Bank of Scotland plc and The Royal Bank of Scotland plc, Connecticut branch (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 13, 2014)

10.10	Credit Agreement dated as of March 27, 2014, among the Company, certain of its subsidiaries, Citibank, N.A. as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.67 to the company’s Annual Report on Form 10-K, filed March 31, 2014)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement