Form 10-Q
period 2014-07-31
UTi WORLDWIDE INC
filed 2014-09-08
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

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

At September 3, 2014, the number of shares outstanding of the issuer’s ordinary shares of no par value was 105,449,846.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended July 31, 2014

- i -

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UTi Worldwide Inc.

Condensed Consolidated Balance Sheets

As of July 31, 2014 and January 31, 2014

(in thousands, except share amounts)

	July 31, 2014	January 31, 2014
	(Unaudited)

ASSETS
Cash and cash equivalents	$178,942	$204,384
Cash held as collateral	44,378	—
Trade receivables (net of allowances for doubtful accounts of $25,523 and $23,391 as of July 31, 2014 and January 31, 2014, respectively)	1,071,277	977,885
Deferred income taxes	7,426	8,889
Other current assets	185,082	154,465

Total current assets	1,487,105	1,345,623

Property, plant and equipment (net of accumulated depreciation of $261,441 and $234,054 as of July 31, 2014 and January 31, 2014, respectively)	215,256	222,036
Goodwill	302,080	298,498
Other intangible assets, net	157,332	166,369
Investments	1,007	1,075
Deferred income taxes	12,745	11,693
Other non-current assets	67,146	36,768

Total assets	$2,242,671	$2,082,062

LIABILITIES & EQUITY
Bank lines of credit	$95,847	$260,700
Short-term borrowings	6,903	7,551
Current portion of long-term borrowings	2,071	3,488
Current portion of capital lease obligations	11,259	12,374
Trade payables and other accrued liabilities	739,619	754,965
Income taxes payable	19,674	17,877
Deferred income taxes	3,399	3,236

Total current liabilities	878,772	1,060,191

Long-term borrowings, excluding current portion	364,076	205,862
Capital lease obligations, excluding current portion	62,871	60,784
Deferred income taxes	14,886	14,390
Other non-current liabilities	38,584	38,098

Convertible preference shares	175,563	—

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock - ordinary shares of no par value; issued and outstanding 105,427,629 and 104,821,581 shares as of July 31, 2014 and January 31, 2014, respectively	568,766	517,762
Retained earnings	248,788	313,974
Accumulated other comprehensive loss	(127,804)	(143,317)

Total UTi Worldwide Inc. shareholders’ equity	689,750	688,419
Non-controlling interests	18,169	14,318

Total equity	707,919	702,737

Total liabilities and equity	$2,242,671	$2,082,062

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended July 31, 2014 and 2013

(in thousands, except share and per share amounts)

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Revenues	$1,091,246	$1,129,418	$2,136,234	$2,210,071

Purchased transportation costs	690,008	743,770	1,362,106	1,448,688
Staff costs	229,369	224,280	450,046	444,492
Depreciation	14,222	12,956	28,028	26,138
Amortization of intangible assets	7,020	2,754	14,019	5,546
Severance and other	1,643	3,180	2,290	5,849
Other operating expenses	141,907	132,403	275,903	265,306

Operating income	7,077	10,075	3,842	14,052
Interest income	6,604	4,214	11,292	9,493
Interest expense	(16,670)	(7,661)	(29,955)	(16,233)
Loss on debt extinguishment	—	—	(21,820)	—
Other expense, net	(876)	(720)	(996)	(962)

Pretax (loss)/income	(3,865)	5,908	(37,637)	6,350
Provision for income taxes	10,313	9,414	19,280	20,720

Net loss	(14,178)	(3,506)	(56,917)	(14,370)
Net income attributable to non-controlling interests	2,766	938	3,209	2,492

Net loss attributable to UTi Worldwide Inc.	$(16,944)	$(4,444)	$(60,126)	$(16,862)

Basic and diluted loss per common share attributable to UTi Worldwide Inc. common shareholders	$(0.19)	$(0.04)	$(0.62)	$(0.16)

Cash dividends declared per common share	$—	$0.06	$—	$0.06

Number of weighted average common shares outstanding used for per share calculations
Basic and diluted shares	105,402,541	104,608,931	105,164,180	104,310,510

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended July 31, 2014 and 2013

(in thousands)

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net loss	$(14,178)	$(3,506)	$(56,917)	$(14,370)
Other comprehensive (loss)/income:
Foreign currency translation	(628)	(23,526)	16,189	(22,125)
Defined benefit pension plan adjustments	63	283	10	421

Other comprehensive (loss)/income	(565)	(23,243)	16,199	(21,704)

Comprehensive loss, before non-controlling interests	(14,743)	(26,749)	(40,718)	(36,074)
Comprehensive income/(loss) attributable to non-controlling interests	2,715	(154)	3,895	1,389

Comprehensive loss attributable to UTi Worldwide Inc.	$(17,458)	$(26,595)	$(44,613)	$(37,463)

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended July 31, 2014 and 2013

(in thousands)

	Six months ended July 31,
	2014	2013
	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(56,917)	$(14,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation costs	6,927	6,869
Depreciation	28,028	26,138
Amortization of intangible assets	14,019	5,546
Amortization of debt issuance costs	1,829	346
Make-whole payment	20,830	—
Accretion of convertible senior notes	3,220	—
Deferred income taxes	1,082	4,516
Uncertain tax positions	343	(148)
Excess tax benefits from share-based compensation	—	(73)
Gain on disposal of property, plant and equipment	(225)	(696)
Provision for doubtful accounts	3,245	2,814
Other	856	2,859
Changes in operating assets and liabilities:
Increase in trade receivables	(101,696)	(152,246)
Increase in other current assets	(20,628)	(6,855)
(Decrease)/increase in trade payables	(50,836)	55,228
Increase in accrued liabilities and other liabilities	24,836	23,409

Net cash used in operating activities	(125,087)	(46,663)

INVESTING ACTIVITIES:
Net increase in cash held as collateral	(44,378)	—
Purchases of property, plant and equipment, excluding software	(12,241)	(26,332)
Proceeds from disposals of property, plant and equipment	2,388	1,884
Purchases of software and other intangible assets	(5,928)	(18,387)
Net increase in other non-current assets	(310)	(2,869)
Other	—	(99)

Net cash used in investing activities	(60,469)	(45,803)

FINANCING ACTIVITIES:
Proceeds from issuances of long-term borrowings	404,427	550
Proceeds from the issuance of preference shares	175,000	—
Borrowings from bank lines of credit	123,569	209,391
Repayments of bank lines of credit	(294,343)	(173,959)
Net borrowings under revolving lines of credit	3,343	24,255
Net (decrease)/increase in short-term borrowings	(728)	441
Repayments of long-term borrowings	(203,162)	(4,617)
Make-whole payment	(20,830)	—
Debt and preferred shares issuance costs	(25,789)	—
Repayments of capital lease obligations	(7,915)	(7,882)
Distributions to non-controlling interests and other	(44)	(2,152)
Ordinary shares settled under share-based compensation plans	(1,807)	(2,487)
Proceeds from issuance of ordinary shares	89	2,461
Excess tax benefits from share-based compensation	—	73

Net cash provided by financing activities	151,810	46,074

Effect of foreign exchange rate changes on cash and cash equivalents	8,304	(12,759)

Net decrease in cash and cash equivalents	(25,442)	(59,151)

Cash and cash equivalents at beginning of period	204,384	237,276

Cash and cash equivalents at end of period	$178,942	$178,125

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended July 31, 2014 and 2013 (Unaudited)

NOTE 1.	Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of July 31, 2014 and January 31, 2014, and the consolidated statements of operations, comprehensive loss and cash flows for the three and six months ended July 31, 2014 and 2013. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended July 31, 2014 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2015 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

Included in loss on debt extinguishment for the six months ended July 31, 2014, is the make-whole payment of $20,830 paid to the holders of the 2013 Notes, and a non-cash charge of $990 related to the acceleration of unamortized debt issuance costs related to the 2013 Notes and facilities extinguished as part of the Fiscal 2015 Refinancing.

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

South African Installment Receivable Agreement. On July 4, 2014, the Company entered into a ZAR 205,000 ($19,272 USD as of July 31, 2014) installment receivable agreement with a client in South Africa relating to an unpaid receivable balance. Including the installment agreement, total amounts receivable from the client are approximately ZAR 289,000 ($27,169 USD). The installment receivable agreement provides for the payment of 30 monthly installments of ZAR 7,500 ($705 USD as of July 31, 2014), including principal and interest, payable monthly beginning August 1, 2014 and through January 1, 2017. The agreement accrues interest at the rate which is the greater of 7.0% or that permitted by the South African Reserve Bank for this type of agreement. Included in other current assets, and other non-current assets, are amounts of ZAR 77,000 ($7,239 USD) and ZAR 128,000 ($12,033 USD), respectively, related to this installment receivable agreement. The amounts included in other non-current assets were classified based on the payment terms established by the agreement and the timing of such payments expected from the client. The first and second installment payments under the installment receivable agreement due August 1, 2014 and September 1, 2014 have not been paid. The client has a significant presence in the South African mining industry and is currently in negotiations with several third parties regarding a cash investment in the company. A third party cash investment is being delayed pending approval of certain matters from the South African government. Based on a variety of factors, the Company believes the client will obtain the government approval and the related third party investment. In light of this and other factors, including the Company’s long-term historical experience of regularly collecting from the customer and the Company’s understanding of value inherent in the client’s underlying business operations, the Company has not impaired amounts under this installment receivable agreement and other receivables.

The installment receivable agreement and other accounts receivable from the client are secured by cross company letters of guarantee as well as a personal guarantee from the sole shareholder of the client company. The Company has insurance covering approximately ZAR 129,000 ($12,127 USD as of July 31, 2014) of the installment receivable agreement and receivables. The Company believes its potential uninsured exposure on the installment receivable agreement and receivables is ZAR 137,000 ($12,880 USD as of July 31, 2014).

Foreign Currency Translation. Included in other expense, net, are net losses of $876 and $996 on foreign exchange for the three and six months ended July 31, 2014, respectively. Included in other expense, net, are net losses of $720 and $962 on foreign exchange for the three and six months ended July 31, 2013, respectively.

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

Provision for income taxes was $10,313 and $19,280 for the three and six months ended July 31, 2014, respectively. Provision for income taxes was $9,414 and $20,720 for the three and six months ended July 31, 2013, respectively. Included in the provision for income taxes for the three and six months ended July 31, 2013 is an out of period adjustment to income tax expense of $1,098 and $6,098, respectively, to increase the valuation allowance on certain deferred tax assets. There were no out of period adjustments to income tax expense for the three and six months ended July 31, 2014.

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

Until the Company has the ability and intent to settle the 2019 Notes partially or wholly in cash, the “if converted” method is used to account for the 2019 Notes in the calculation of diluted earnings per share. In periods when the effect of the 2019 Notes is dilutive, the expected number of common stock to be issued upon conversion is included in the computation and the pro forma effects of excluding accrued interest on the 2019 Notes is added to net earnings/(loss) to compute diluted earnings per share.

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $210,954 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States of America (U.S.) as of July 31, 2014.

Cash held as collateral. In connection with the Fiscal 2015 Refinancing, certain of the Company’s credit facilities, as described in Note 11, “Borrowings”, were terminated in March 2014 and the Company provided cash collateral to secure the letters of credit and bank guarantees which were then outstanding. As of July 31, 2014, $44,378 of cash remains subject to such collateral arrangements. The usage of such cash is restricted pursuant to the applicable agreements.

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

Recent Accounting Pronouncements

Standards Issued But Not Yet Effective. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

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

NOTE 2.	Acquisitions

The Company did not complete any acquisitions during the three and six months ended July 31, 2014.

NOTE 3.	Earnings per Share

Earnings per share is calculated as follows:

	Loss	Weighted Average Number of Ordinary Shares	Per Share Amount
For the three months ended July 31, 2014:

Basic earnings per share:

Net loss attributable to UTi Worldwide Inc. common shareholders	$(16,944)	105,402,541

Less: Dividends in-kind on Convertible Preference Shares	(3,114)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(20,058)	105,402,541	$(0.19)

Diluted earnings per share:

Loss attributable to UTi Worldwide Inc. common shareholders	$(20,058)	105,402,541

Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(20,058)	105,402,541	$(0.19)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		2,969,548
Convertible Preference Shares		12,834,632
2019 Notes		27,588,120

Total weighted average anti-diluted shares excluded from computation		43,392,300

For the three months ended July 31, 2013:

Basic earnings per share:

Net loss attributable to UTi Worldwide Inc. common shareholders	$(4,444)	104,608,931

Less: Dividends in-kind on Convertible Preference Shares	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(4,444)	104,608,931	$(0.04)

Diluted earnings per share:

Loss attributable to UTi Worldwide Inc. common shareholders	$(4,444)	104,608,931

Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(4,444)	104,608,931	$(0.04)

	Loss	Weighted Average Number of Ordinary Shares	Per Share Amount
For the six months ended July 31, 2014:

Basic earnings per share:

Net loss attributable to UTi Worldwide Inc. common shareholders	$(60,126)	105,164,180

Less: Dividends in-kind on Convertible Preference Shares	(5,060)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(65,186)	105,164,180	$(0.62)

Diluted earnings per share:

Loss attributable to UTi Worldwide Inc. common shareholders	$(65,186)	105,164,180

Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(65,186)	105,164,180	$(0.62)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		3,397,865
Convertible Preference Shares		10,482,866
2019 Notes		22,656,166

Total weighted average anti-diluted shares excluded from computation		36,536,897

For the six months ended July 31, 2013:

Basic earnings per share:

Net loss attributable to UTi Worldwide Inc. common shareholders	$(16,862)	104,310,510

Less: Dividends in-kind on Convertible Preference Shares	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(16,862)	104,310,510	$(0.16)

Diluted earnings per share:

Loss attributable to UTi Worldwide Inc. common shareholders	$(16,862)	104,310,510

Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(16,862)	104,310,510	$(0.16)

Weighted-average diluted shares outstanding exclude shares representing stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period or do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share. For the three and six months ended July 31, 2014, no incremental common shares are included in the computation of diluted earnings per share, as the Company had a net loss.

NOTE 4.	Equity

UTi Worldwide Inc. Shareholders’ Equity. Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc. Shareholders’ Equity
	Common Stock	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total Equity

Balance at February 1, 2014	$517,762	$313,974	$(143,317)	$14,318	$702,737
Net (loss)/income	—	(60,126)	—	3,209	(56,917)
Other comprehensive income	—	—	15,513	686	16,199
Shared-based compensation	6,927	—	—	—	6,927
Ordinary shares settled under share-based compensation plans	(1,799)	—	—	—	(1,799)
2019 Notes original issue discount	47,690	—	—	—	47,690
Allocation of debt issuance costs	(1,814)	—	—	—	(1,814)
Dividends in-kind on Convertible Preference Shares payable	—	(5,060)	—	—	(5,060)
Non-controlling interests and other	—	—	—	(44)	(44)

Balance at July 31, 2014	$568,766	$248,788	$(127,804)	$18,169	$707,919

Balance at February 1, 2013	$505,237	$396,946	$(92,348)	$14,347	$824,182
Net (loss)/income	—	(16,862)	—	2,492	(14,370)
Other comprehensive loss	—	—	(20,601)	(1,103)	(21,704)
Shared-based compensation	9,403	—	—	—	9,403
Ordinary shares settled under share-based compensation plans	(2,487)	—	—	—	(2,487)
Dividends	—	(6,282)	—	—	(6,282)
Non-controlling interests and other	(1,219)	—	—	(2,152)	(3,371)

Balance at July 31, 2013	$510,934	$373,802	$(112,949)	$13,584	$785,371

Accumulated Other Comprehensive Loss. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss (AOCI) before- and after-tax:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total

Balance at May 1, 2014	$(122,610)	$(4,680)	$(127,290)
Other comprehensive loss before reclassifications, before tax	(962)	—	(962)
Tax-effect	385	—	385

Other comprehensive loss before reclassifications, after tax	(577)	—	(577)

Amounts reclassified from AOCI, before tax	—	87	87
Tax-effect	—	(24)	(24)

Amounts reclassified from AOCI, after tax	—	63	63

Net current-period other comprehensive (loss)/income	(577)	63	(514)

Balance at July 31, 2014	$(123,187)	$(4,617)	$(127,804)

Balance at May 1, 2013	$(83,907)	$(6,891)	$(90,798)
Other comprehensive loss before reclassifications, before tax	(37,391)	—	(37,391)
Tax-effect	14,957	—	14,957

Other comprehensive loss before reclassifications, after tax	(22,434)	—	(22,434)

Amounts reclassified from AOCI, before tax	—	387	387
Tax-effect	—	(104)	(104)

Amounts reclassified from AOCI, after tax	—	283	283

Net current-period other comprehensive (loss)/income	(22,434)	283	(22,151)

Balance at July 31, 2013	$(106,341)	$(6,608)	$(112,949)

	Foreign Currency Translation	Defined Benefit Pension Plans	Total

Balance at February 1, 2014	$(138,690)	$(4,627)	$(143,317)
Other comprehensive income before reclassifications, before tax	25,838	—	25,838
Tax-effect	(10,335)	—	(10,335)

Other comprehensive income before reclassifications, after tax	15,503	—	15,503

Amounts reclassified from AOCI, before tax	—	13	13
Tax-effect	—	(3)	(3)

Amounts reclassified from AOCI, after tax	—	10	10

Net current-period other comprehensive income	15,503	10	15,513

Balance at July 31, 2014	$(123,187)	$(4,617)	$(127,804)

Balance at February 1, 2013	$(85,319)	$(7,029)	$(92,348)
Other comprehensive loss before reclassifications, before tax	(35,037)	—	(35,037)
Tax-effect	14,015	—	14,015

Other comprehensive loss before reclassifications, after tax	(21,022)	—	(21,022)

Amounts reclassified from AOCI, before tax	—	591	591
Tax-effect	—	(170)	(170)

Amounts reclassified from AOCI, after tax	—	421	421

Net current-period other comprehensive (loss)/income	(21,022)	421	(20,601)

Balance at July 31, 2013	$(106,341)	$(6,608)	$(112,949)

The effects on net (loss)/income of significant amounts reclassified out of each component of AOCI are summarized as follows:

		Three months ended July 31,		Six months ended July 31,
		2014	2013	2014	2013
Details about AOCI components	Affected line item on the consolidated statements of operations	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI

Defined benefit plans:
Amortization of net actuarial gain	Staff costs	$44	$86	$88	$176
Amortization of net transition obligation	Staff costs	—	5	—	9
Amortization of prior service benefit	Staff costs	5	—	9	—
Foreign currency translation	Staff costs	38	296	(84)	406

	Pretax income	87	387	13	591
	Provision for income taxes	(24)	(104)	(3)	(170)

Total reclassification for the period	Net income	$63	$283	$10	$421

Convertible Preference Shares. On March 4, 2014, the Company issued to an affiliate of its largest shareholder, P2 Capital, $175,000 of its Convertible Preference Shares. Included in temporary equity as of July 31, 2014, is

$175,563, reflecting the issuance of $175,000 net of allocated issuance costs of $4,497 and the subsequent accrual of the dividends paid-in kind of $5,060. The Convertible Preference Shares rank senior to the Company’s ordinary shares with respect to dividend rights and rights upon our liquidation, winding-up and dissolution. The Company expects that dividends on the Convertible Preference Shares will be paid in kind quarterly. Such dividends started to accrue on June 1, 2014 and will continue until March 1, 2017 or the earlier conversion of the Convertible Preference Shares. The dividend rate is 7.0% for paid-in-kind dividends and 8% for cash dividends paid in the limited circumstances provided by the terms of the Convertible Preference Shares. The Convertible Preference Shares are convertible at the holder’s option into the Company’s ordinary shares (or a combination of ordinary shares and cash in certain circumstances) at any time after September 5, 2014 (or earlier upon liquidation of the Company) based on an initial conversion price of $13.8671. The Company may, at its option, cause a mandatory conversion of the Convertible Preference Shares if the Company’s ordinary shares equal or exceed a certain closing price threshold over a specified trading period at any time following March 1, 2017. In addition, if certain specified fundamental changes occur prior to March 1, 2017, the holders of the Convertible Preference Shares will have the right to convert their Convertible Preferred Shares and be entitled to a fundamental change dividend make-whole amount. Until March 1, 2017, the holders of the Convertible Preference Shares have pre-emptive rights with respect to certain of the company’s equity securities for so long as they own a number of Convertible Preference Shares convertible into at least 6,309,896 ordinary shares.

NOTE 5.	Segment Reporting

As a result of the implementation of the Company’s new freight forwarding operating system in certain of its operating locations, differences in classification exist between the presentation of product line revenue and purchase transportation cost information for the three and six months ended July 31, 2014 with the same categories for the corresponding prior year period. This is the result of the Company’s system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to ocean-freight import shipments whereby the Company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and are now recognized in the customs brokerage product. The amount of the differences in classification for the respective periods presented is not readily available and significant effort and excessive cost would be involved in classifying the individual transactions in the legacy applications in a consistent manner with the new operating system making conforming changes impracticable. Accordingly, the comparability of the product line information for the periods presented has been impacted and will be impacted in the near-term as the Company completes the implementation of its new freight forwarding operating system.

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended July 31, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$708,043	$383,203	$—	$1,091,246

Purchased transportation costs	521,498	168,510	—	690,008
Staff costs	113,631	106,776	8,962	229,369
Depreciation	4,397	8,418	1,407	14,222
Amortization of intangible assets	6,063	957	—	7,020
Severance and other	942	181	520	1,643
Other operating expenses	49,330	82,230	10,347	141,907

Total operating expenses	695,861	367,072	21,236	1,084,169

Operating income/(loss)	$12,182	$16,131	$(21,236)	7,077

Interest income				6,604
Interest expense				(16,670)
Other expense, net				(876)

Pretax loss				(3,865)
Provision for income taxes				10,313

Net loss				(14,178)
Net income attributable to non-controlling interests				2,766

Net loss attributable to UTi Worldwide Inc.				$(16,944)

Capital expenditures for property, plant and equipment	$2,235	7,620	5	$9,860

Capital expenditures for internally developed software	$—	330	1,750	$2,080

Segment assets	$1,334,554	634,536	273,581	$2,242,671

	Three months ended July 31, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$768,803	$360,615	$—	$1,129,418

Purchased transportation costs	585,374	158,396	—	743,770
Staff costs	108,803	105,140	10,337	224,280
Depreciation	3,939	7,566	1,451	12,956
Amortization of intangible assets	1,121	1,207	426	2,754
Severance and other	2,193	317	670	3,180
Other operating expenses	46,531	78,148	7,724	132,403

Total operating expenses	747,961	350,774	20,608	1,119,343

Operating income/(loss)	$20,842	$9,841	$(20,608)	10,075

Interest income				4,214
Interest expense				(7,661)
Other expense, net				(720)

Pretax income				5,908
Provision for income taxes				9,414

Net loss				(3,506)
Net income attributable to non-controlling interests				938

Net loss attributable to UTi Worldwide Inc.				$(4,444)

Capital expenditures for property, plant and equipment	$11,991	$6,806	$1,697	$20,494

Capital expenditures for internally developed software	$—	$—	$10,577	$10,577

Segment assets	$1,260,565	$665,832	$198,486	$2,124,883

	Six months ended July 31, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$1,391,913	$744,321	$—	$2,136,234

Purchased transportation costs	1,035,323	326,783	—	1,362,106
Staff costs	223,150	207,923	18,973	450,046
Depreciation	8,826	16,344	2,858	28,028
Amortization of intangible assets	12,114	1,905	—	14,019
Severance and other	1,510	260	520	2,290
Other operating expenses	96,577	161,601	17,725	275,903

Total operating expenses	1,377,500	714,816	40,076	2,132,392

Operating income/(loss)	$14,413	$29,505	$(40,076)	3,842

Interest income				11,292
Interest expense				(29,955)
Loss on debt extinguishment				(21,820)
Other expense, net				(996)

Pretax loss				(37,637)
Provision for income taxes				19,280

Net loss				(56,917)
Net income attributable to non-controlling interests				3,209

Net loss attributable to UTi Worldwide Inc.				$(60,126)

Capital expenditures for property, plant and equipment	$7,603	10,544	6	$18,153

Capital expenditures for internally developed software	$—	626	4,190	$4,816

Segment assets	$1,334,554	634,536	273,581	$2,242,671

	Six months ended July 31, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$1,488,319	$721,752	$—	$2,210,071

Purchased transportation costs	1,135,337	313,351	—	1,448,688
Staff costs	213,871	211,417	19,204	444,492
Depreciation	8,222	15,362	2,554	26,138
Amortization of intangible assets	2,241	2,443	862	5,546
Severance and other	2,429	1,309	2,111	5,849
Other operating expenses	92,579	157,720	15,007	265,306

Total operating expenses	1,454,679	701,602	39,738	2,196,019

Operating income/(loss)	$33,640	$20,150	$(39,738)	14,052

Interest income				9,493
Interest expense				(16,233)
Other expense, net				(962)

Pretax income				6,350
Provision for income taxes				20,720

Net loss				(14,370)
Net income attributable to non-controlling interests				2,492

Net loss attributable to UTi Worldwide Inc.				$(16,862)

Capital expenditures for property, plant and equipment	$16,618	$10,761	$4,558	$31,937

Capital expenditures for internally developed software	$—	$16	$18,912	$18,928

Segment assets	$1,260,565	$665,832	$198,486	$2,124,883

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

The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended July 31,
	2014			2013
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$220,237	$59,909	$280,146	$215,932	$55,598	$271,530
Americas	130,881	218,132	349,013	181,118	198,677	379,795
Asia Pacific	271,733	22,391	294,124	263,749	20,964	284,713
Africa	85,192	82,771	167,963	108,004	85,376	193,380

Total	$708,043	$383,203	$1,091,246	$768,803	$360,615	$1,129,418

	Six months ended July 31,
	2014			2013
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$438,481	$118,503	$556,984	$428,623	$109,867	$538,490
Americas	279,472	420,343	699,815	355,539	393,441	748,980
Asia Pacific	515,162	41,774	556,936	483,268	38,846	522,114
Africa	158,798	163,701	322,499	220,889	179,598	400,487

Total	$1,391,913	$744,321	$2,136,234	$1,488,319	$721,752	$2,210,071

The following table shows long-lived assets attributable to the Company’s geographic regions:

	July 31, 2014	January 31, 2014
EMENA	$43,337	$48,129
Americas	58,969	58,166
Asia Pacific	31,996	34,581
Africa	80,954	81,160

Total	$215,256	$222,036

The following table shows long-lived assets attributable to specific countries:

	July 31, 2014	January 31, 2014
United States	$53,770	$53,122
South Africa	79,314	79,207
China	15,404	16,595
Spain	5,723	6,590
All others	61,045	66,522

Total	$215,256	$222,036

The following table shows revenues attributable to specific countries:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013

United States	$292,238	$316,445	$585,702	$623,030
South Africa	163,246	184,897	312,589	383,100
China	127,074	118,682	231,782	206,960
Germany	45,247	41,770	89,917	85,063
All others	463,441	467,624	916,244	911,918

Total	$1,091,246	$1,129,418	$2,136,234	$2,210,071

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Revenues:
Airfreight forwarding	$314,949	$355,120	$636,350	$678,949
Ocean freight forwarding	280,361	318,687	543,493	622,465
Customs brokerage	62,499	32,308	106,826	62,126
Contract logistics	197,526	186,377	384,691	367,059
Distribution	157,999	145,246	305,957	292,956
Other	77,912	91,680	158,917	186,516

Total	$1,091,246	$1,129,418	$2,136,234	$2,210,071

Purchased transportation costs:
Airfreight forwarding	$242,067	$274,926	$486,732	$525,398
Ocean freight forwarding	233,213	265,348	450,573	522,323
Customs brokerage	11,939	4,032	22,947	5,374
Contract logistics	47,792	45,956	92,062	90,414
Distribution	110,651	103,004	214,435	204,212
Other	44,346	50,504	95,357	100,967

Total	$690,008	$743,770	$1,362,106	$1,448,688

NOTE 6.	Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total

Balance at January 31, 2014	$167,672	$130,826	$298,498
Foreign currency translation adjustment	917	2,665	3,582

Balance at July 31, 2014	$168,589	$133,491	$302,080

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. No impairment was recognized during the six months ended July 31, 2014. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $193,502 at July 31, 2014 and January 31, 2014, all of which is included in the Company’s Contract Logistics and Distribution segment.

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

Other Intangible Assets. Amortizable intangible assets at July 31, 2014 and January 31, 2014 relate primarily to software applications internally-developed by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at July 31, 2014 and January 31, 2014 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at July 31, 2014
Internally-developed software	$165,422	$(26,299)	$139,123	6.8
Client relationships	80,751	(63,565)	17,186	8.8
Non-compete agreements	150	(48)	102	4.5
Other	3,696	(3,687)	9	3.7

Total	$250,019	$(93,599)	$156,420

Balance at January 31, 2014
Internally-developed software	$160,490	$(16,202)	$144,288	6.8
Client relationships	79,767	(58,748)	21,019	8.8
Non-compete agreements	286	(169)	117	4.5
Other	3,634	(3,596)	38	3.7

Total	$244,177	$(78,715)	$165,462

The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years and thereafter ended January 31:

2015 (remainder)	$15,294
2016	29,602
2017	27,391
2018	24,161
2019	22,311
2020 and thereafter	37,661

The Company had $912 and $907 of intangible assets not subject to amortization at July 31, 2014 and January 31, 2014, respectively, related primarily to acquired trade names.

NOTE 7.	Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Six months ended July 31,
	2014	2013
Net cash paid for:
Interest	$28,067	$14,550
Make-whole payment	20,830	—
Income taxes	24,499	6,502
Withholding taxes	—	274
Non-cash activities:
Capital lease and other obligations to acquire assets	5,912	5,466
Net change to other obligations incurred to internally-developed software	(1,111)	(80)
2019 Notes original issuance discount	47,690	—
Dividends in-kind on Convertible Preference Shares payable	5,060	—

Limitations on dividends. UTi is a holding company that relies on dividends, distributions and advances from its subsidiaries to pay dividends on its ordinary shares and meet its financial obligations. The ability of UTi’s subsidiaries to pay such amounts and UTi’s ability to pay dividends and distributions to its shareholders are subject to restrictions including, but not limited to, applicable local laws and limitations contained in the Company’s bank credit facilities and long-term borrowings. Additionally, in general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances.

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

Industry-Wide Anti-Trust Investigations. On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $4,113 at July 31, 2014) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court and oral arguments before the EU’s General Court in Luxembourg are scheduled to be heard in October 2014.

In May 2009, the Company learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, the Company received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against the Company, its Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. The Company responded to this proceeding in May 2014. We filed a supplemental response in support of our defense in September 2014 after we were granted access to various documents seized by the Brazilian antitrust authority during raids of several other forwarders.

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

Matters Related to the Fiscal 2015 Refinancing. On March 17, 2014, a putative securities class action lawsuit was filed against the Company, Eric W. Kirchner and Richard G. Rodick in the United States District Court for the Central District of California, captioned Michael J. Angley, on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner and Richard G. Rodick, No. 5:14-cv-00508, purportedly on behalf of all persons or entities who purchased the Company’s common stock on the open market during the period from December 5, 2013 through February 25, 2014. The complaint generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the SEC prior to February 26, 2014, material facts relating to the Company’s liquidity position, financial condition, financial covenants and freight forwarding operating system. The complaint seeks unspecified damages and other relief. The Company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit.

In July 2014, we received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the Fiscal 2015 Refinancing. We have been cooperating and intend to continue to cooperate with the SEC inquiry.

NOTE 9.	Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013

Service cost	$499	$499	$998	$1,003
Interest cost	471	467	938	950
Expected return on plan assets	(805)	(414)	(898)	(843)
Amortization of net actuarial loss	49	91	97	185

Total	$214	$643	$1,135	$1,295

The Company contributed approximately $668 and $571, respectively, to its defined benefit plans for the three months ended July 31, 2014 and 2013. The Company contributed approximately $1,129 and $1,149, respectively, to its defined benefit plans for the six months ended July 31, 2014 and 2013.

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

In addition to the 2009 LTIP, at July 31, 2014, the Company had share-based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the 2000 Employee Share Purchase Plan (2000 ESPP). The Company generally grants awards during the first quarter of each fiscal year. Performance share units (PSUs) will vest upon achievement of certain performance objectives at the end of the vesting period.

Under the 2004 Directors Incentive Plan, prior to its expiration in June 2014, the Company granted RSUs to its outside directors. Since the adoption of the 2009 LTIP, no additional awards may be made pursuant to the 2004 LTIP. Vesting of these awards occurs over different periods, depending on the terms of the individual award.

Under the 2000 ESPP, eligible employees may purchase shares of the Company’s stock at the end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25.

	Stock Options		Performance Share Units		Restricted Stock Units
2009 LTIP:	Shares Subject to Stock Options	Weighted Average Exercise Price	Performance Share Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value

Balance at February 1, 2014	665,397	$16.37	—	$—	2,275,514	$15.99

Granted	—	$—	139,031	$10.02	1,408,257	$10.02
Exercised / vested	—	$—	—	$—	(630,408)	$16.40
Cancelled / forfeited	(28,401)	$17.15	—	$—	(164,735)	$15.29

Balance at July 31, 2014	636,996	$16.34	139,031	$10.02	2,888,628	$13.03

	Stock Options		Restricted Stock Units
2004 LTIP:	Shares Subject to Stock Options	Weighted Average Exercise Price	Restricted Stock Units	Weighted Average Grant Date Fair Value

Balance at February 1, 2014	1,190,124	$20.43	108,628	$13.51

Granted	—	$—	—	$—
Exercised / vested	—	$—	(108,628)	$13.51
Cancelled / forfeited	(258,312)	$16.74	—	$—

Balance at July 31, 2014	931,812	$21.45	—	$—

	Restricted Stock Units
2004 Directors Incentive Plan:	Restricted Stock Units	Weighted Average Grant Date Fair Value

Balance at February 1, 2014	35,688	$15.31

Granted	54,270	$9.95
Vested	(35,688)	$15.31
Cancelled	—	$—

Balance at July 31, 2014	54,270	$9.95

In connection with its share-based compensation plans, the Company recorded approximately $3,542 and $3,503 of share-based compensation expense for the three months ended July 31, 2014 and 2013, respectively. In connection with its share-based compensation plans, the Company recorded approximately $6,927 and $6,869 of share-based compensation expense for the six months ended July 31, 2014 and 2013, respectively.

As of July 31, 2014, the Company had approximately $32,515 of unvested share-based compensation granted under all of the Company’s share-based compensation plans, which amounts will be expensed in full through April 2019.

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

In connection with the Company’s completion of the Fiscal 2015 Refinancing during the first quarter of fiscal 2015 the Company (i) completed a private placement of the 2019 Notes, (ii) completed the private offering of its Convertible Preference Shares, (iii) entered into the CitiBank Credit Facility (vi) repaid all of the $200,000 aggregate principal amount of its 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20,830, (v) refinanced indebtedness then outstanding under certain credit facilities and terminated those credit facilities, (vi) provided cash collateral for letters of credit and bank guarantees then outstanding under its credit facility (the 2011 RBS Facility) with The Royal Bank of Scotland (RBS) and a related facility and (vii) terminated its then outstanding credit facility with Nedbank Limited in London (the 2011 Nedbank Facility) (other than certain limited provisions which survive the termination of the agreement). The Company continues to maintain its South African rand credit facility, with Nedbank Limited in South Africa, (the South African Facilities Agreement), a credit facility through its subsidiary in Japan (the Japan Credit Facility) with Sumitomo Mitsui Banking (Sumitomo) Corporation and various other bank lines, letter of credit and credit facilities. The following table presents information about the facility limits and the aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of July 31, 2014 (the table and footnotes are in thousands):

	CitiBank Credit Facility(1)	Japan Credit Facility(2)	Nedbank South African Facilities(3)	Other Facilities(4)	Total
Credit facility limit	$150,000	$49,568	$53,587	$171,975	$425,130

Facility usage for cash withdrawals(5)	—	47,859	258	47,730	95,847
Letters of credit and guarantees outstanding	2,557	1,709	23,003	115,454	142,723

Total facility/usage	$2,557	$49,568	$23,261	$163,184	$238,570

Available, unused capacity	$147,443	$—	$30,326	$8,791	$186,560
Available for cash withdrawals	$147,443	$—	$27,946	$5,362	$180,751

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (i) $150,000 or (ii) (a) the borrowing base calculation for the period less (b) and letters of credit or guarantees outstanding less (c) outstanding cash withdrawals and reimbursement obligations.
(2)	In October 2013 our subsidiary in Japan and Sumitomo entered into the Japan Credit Facility which provides for a Japanese Yen (JPY) 4,000,000 (or approximately United States dollar (USD) $39,068 based on exchange rates in effect as of July 31, 2014) term loan facility. The Japan Credit Facility replaced the subsidiary’s prior facility with Sumitomo.
(3)	In September 2014 the Company amended and restated its South African Facilities Agreement, which after such amendment and restatement consists of, among other things, a South African rand (ZAR) 680,000 revolving credit facility, with Nedbank Limited. The revolving facility is comprised of a ZAR 380,000 working capital facility and a ZAR 300,000 letter of credit, guarantee, forward exchange contract and derivative instrument facility. Excluded from the table are amounts outstanding under the ZAR 150,000 revolving asset-based finance facility, which consists of a capital lease line and is a part of the South African Facilities Agreement, and which amounts are included under capital lease obligations on the Company’s consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $66,563 and $60,858 for the period ended July 31, 2014 and January 31, 2014, respectively.
(4)	Letters of credit and guarantees outstanding in this column are collateralized by the Company’s cash held as collateral.
(5)	Amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

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

The CitiBank Credit Facility is secured, subject to permitted liens and other agreed upon exceptions, by a first-priority lien on, and perfected security interest in substantially all of the Company’s U.S. and Canadian assets, including accounts receivable and a pledge of the equity in its U.S. and Canadian holding and operating companies. In addition, the CitiBank Credit Facility requires that the Company maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 if available credit under the CitiBank Facility is less than the greater of (i) 10% of the maximum credit thereunder and (ii) $15,000. The CitiBank Credit Facility contains customary representations and warranties and customary events of default, payment of customary fees and expenses, as well as certain affirmative and negative covenants, including restrictions on: indebtedness; liens; mergers, consolidations and acquisitions; sales of assets; engaging in business other than its current business; investments; dividends; redemptions and distributions; affiliate transactions; and other restrictions.

Japan Credit Facility. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 2.0% and has a maturity date of October 21, 2014 and is not anticipated to be extended. The Company may prepay the principal outstanding amount under the Japan Credit Facility upon 15 business days advance notice, subject to terms of the agreement. The Company and certain of its subsidiaries have provided a guarantee of the obligations outstanding under the Japan Credit Facility. Under the Japan Credit Facility, Sumitomo may request that the debtor consult with it and Sumitomo may review the interest rate charged under the facility if certain covenants, including a consolidated total debt coverage ratio, a debt service ratio, a provision regarding the ranking of payment obligations and a negative pledge provision are not complied with.

South African Facilities Agreement. The obligations of the Company’s subsidiaries subject to the South African Facilities Agreement are guaranteed by selected subsidiaries registered in South Africa. In addition, certain of the Company’s operating assets in South Africa, and the rights and interests of the South African branch of one of its subsidiaries in various intercompany loans made to a South African subsidiary and to a South African partnership, are pledged as collateral under the South African Facilities Agreement. The South African Facilities Agreement terminates in July 2016.

The South African Facilities Agreement contains events of default and covenants, including, but not limited to, financial covenants, restrictions on certain types of activities and transactions, reporting covenants, cross defaults to other indebtedness and other terms, events of default and covenants typical of credit facilities. The South African Facilities Agreement also provides for an uncommitted seasonal customs facility which may be made available to the South African Obligors at a later date if requested by the South African Obligors. In addition, the South African Facilities Agreement provides the South African Obligors with an option to request that Nedbank increase its commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 400,000, subject to the approval of Nedbank and the satisfaction of certain conditions precedent.

Other Additional Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the CitiBank Credit Facility and the South African Facilities Agreement, the Company utilizes a number of financial institutions to provide the Company and its subsidiaries with additional credit, letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country.

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

Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities described above. The total of such bank borrowings was $6,903 and $7,551, respectively, at July 31, 2014 and January 31, 2014.

Long-term Borrowings. The following table presents information about the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes and other long-term borrowings as of July 31, 2014:

	2019 Notes(1)	Other Facilities	Total
	March 1, 2019
Maturity date
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%

Balance at July 31, 2014:
Current portion of long-term borrowings	—	2,071	2,071
Long-term borrowings, excluding current portion	355,530	8,546	364,076

Total	$355,530	$10,617	$366,147

(1)	Amounts included in long-term borrowings as of the issuance date of the 2019 Notes, March 4, 2014, were initially reflected net of an initial discount of $47,690 reflecting the fair value of the conversion feature. The fair value of the conversion feature of the 2019 Notes has been bifurcated and presented in equity under common stock in the Company’s consolidated financial statements beginning in April 30, 2014. The amount included in long-term borrowings is accreting to the $400,000 redemption value using a discount rate of approximately 7.4%, which approximated the Company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

2019 Notes. On March 4, 2014, the Company completed a private offering of its 4.50% 2019 Notes in the aggregate principal amount of $400,000, and entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee, in connection therewith. After deducting fees and expenses, the Company received net proceeds from the offering of the 2019 Notes of $386,100. The Indenture governs the 2019 Notes and contains terms and conditions customary for similar transactions, including customary events of default. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by the Company when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The Company may not redeem the 2019 Notes at its option prior to maturity unless certain tax related events occur. In addition, the Indenture provides that if the Company undergoes certain types of “fundamental changes” prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require the Company to repurchase all or any of such holder’s 2019 Notes for cash. Pursuant to the terms of the Indenture, the 2019 Notes will be convertible into the Company’s ordinary shares at a conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), subject to adjustment, upon the occurrence of certain events prior to the close of business on the business day immediately preceding September 1, 2018, and, on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. Upon a conversion of the 2019 Notes, in accordance with the Indenture the Company has the option, to pay or deliver, as the case may be, cash, its ordinary shares or a combination of cash and ordinary shares, at its election.

2019 Notes Conversion Feature. The balance of the 2019 Notes are reflected net of a discount of approximately $47,690 reflecting the fair value of the conversion feature. The fair value has been bifurcated and presented in equity under common stock in the Company’s consolidated financial statements beginning April 30, 2014.

NOTE 12.	Fair Value Disclosures

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2014 and January 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
Balance at July 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$178,942	$178,942	$—	$—
Forward exchange contracts	90	—	90	—

Total	$179,032	$178,942	$90	$—

Liabilities:
Forward exchange contracts	$5	$—	$5	$—

Total	$5	$—	$5	$—

Balance at January 31, 2014
Assets:
Cash and cash equivalents	$204,384	$204,384	$—	$—
Forward exchange contracts	221	—	221	—

Total	$204,605	$204,384	$221	$—

Liabilities:
Forward exchange contracts	$116	$—	$116	$—

Total	$116	$—	$116	$—

Forward Exchange Contracts. The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

Fair Value Measurements on a Non-Recurring Basis. During the six months ended July 31, 2014, the Company recognized the fair value of the conversion feature (also referred to by the Company as the “original issuance discount”), of the 2019 Notes at fair value on a non-recurring basis. In determining the fair value, the Company used inputs other than quoted prices in active markets that are observable, such as interest rates, comparable market yields on similar debt instruments and quantitative analysis of the Company’s profitability, leverage and other market conditions, which were applied to a present value model, and therefore were classified as Level 2. The original issue discount of the 2019 Notes was estimated to be $47,690 upon issuance. For further information on the 2019 Notes, see Note 11, “Borrowings.”

NOTE 13.	Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of July 31, 2014 and 2013:

	July 31,
	2014	2013
Euro	$2,656	$4,846
U.S. Dollars	13,113	35,603
British Pound Sterling	575	1,726
All others	1,108	1,573

Total	$17,452	$43,748

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets and liabilities are included in trade receivables and payables, respectively. The Company had the following balances for foreign currency derivative assets and liabilities at July 31, 2014 and January 31, 2014:

	July 31, 2014	January 31, 2014
Foreign currency derivative assets	$90	$221
Foreign currency derivative liabilities	$5	$116

Net gains and losses on foreign currency derivatives as of July 31, 2014 and 2013 are as follows:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Net gains	$34	$—	$85	$—
Net losses	$—	$19	$—	$125

NOTE 14.	Severance and Other

Business Transformation Initiatives. Severance and other costs incurred by the Company related to its ongoing business transformation initiatives were not incurred pursuant to a formal plan of restructuring or termination as defined in ASC 420, Exit or Disposal Cost Obligations or ASC 715, Compensation – Retirement Benefits. Severance and other costs for the three and six months ended July 31, 2014 and 2013, were comprised of employee severance costs related to the Company’s ongoing business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a consistent organizational structure on a worldwide basis. The Company has not adopted a formal plan of restructuring or termination pursuant to ASC 420 or ASC 715.

Certain information regarding total employee severance and other costs by segment is summarized as follows:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Freight Forwarding	$942	$2,193	$1,510	$2,429
Contract Logistics and Distribution	181	317	260	1,309
Corporate	520	670	520	2,111

Total	$1,643	$3,180	$2,290	$5,849

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “UTi” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a consolidated entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements, Uncertainties and Other Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Quarterly Report which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” “projects,” or “continue” and other similar expressions or the negative of these terms or other comparable terms. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the Securities and Exchange Commission (SEC) (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K), those discussed elsewhere in this Quarterly Report, and the following: the Company’s ability to maintain sufficient liquidity and capital resources to fund its business; the Company’s ability to complete its business transformation initiatives in the timeframe anticipated or at all and achieve the expected benefits; the Company’s ability to generate sufficient cash to service its debt and other obligations; delays or inability to pay by the Company’s customers; dilution caused by the conversion of the Company’s issuance of Convertible Preference Shares and Convertible Senior Notes; volatility with respect to global trade; global economic, political and market conditions and unrest, including those in Africa, Asia Pacific and EMENA (which is comprised of Europe, Middle East and North Africa); risks associated with the Company’s ongoing business transformation initiative, which include unanticipated difficulties, delays, additional costs and expenses as well as potential delays processing trade receivables or billing customers; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the Company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in interest and foreign exchange rates, particularly with respect to the South African rand; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of investigations by the governments of Brazil and Singapore into the international air freight and air cargo transportation industry; risks associated with the pending class action lawsuit and the subpoena we recently received from the SEC; risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the Company’s ability to retain clients while facing increased competition; the financial condition of the Company’s clients; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the impact of changes in the Company’s effective tax rates; the ability to remediate the material weakness in internal controls and maintain effective internal controls over financial reporting; the other risks and uncertainties described herein and in the Company’s other filings with the SEC; and other factors outside the Company’s control. All forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report. All of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligation to update any such forward-looking statements, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the SEC

(together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of the our Annual Report on Form 10-K including, without limitation, in our Quarterly Report on Form 10-Q for the quarters ended April 31, 2014) and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.

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

In addition, we expect costs associated with our 1View system to continue to negatively impact our operating results for the remainder of fiscal year 2015.

We currently expect to incur an aggregate of approximately $18.0 million in duplicative and implementation costs during fiscal year 2015 related to our business transformation initiatives. This does not include severance costs. We currently expect severance and other costs to be approximately $18.0 million to $20.0 million in the aggregate for fiscal year 2015. Our actual costs in fiscal 2015 may differ materially from our estimated costs.

As a result of these and other factors, we expect to continue to incur net losses through the end of fiscal 2015.

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

Acquisitions. We did not complete any acquisitions during the three and six months ended July 31, 2014 and 2013, respectively.

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

Fiscal 2015 Refinancing. As previously disclosed, in March 2014 we undertook the following steps to address the liquidity and covenant challenges which we were then experiencing (we refer to these steps collectively as the Fiscal 2015 Refinancing). These steps included, but were not limited to:

•	We completed a private offering of our $400.0 million principal amount of convertible senior notes due 2019 (which we refer to as the 2019 Notes). After deducting fees and expenses, we received net proceeds from the offering of the 2019 Notes of $386.1 million.

•	We completed a private offering of our Series A 7.0% Convertible Preference Shares (the Convertible Preference Shares) to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175.0 million. We currently expect that dividends on the Convertible Preference Shares will be paid in kind quarterly starting on June 1, 2014 until March 1, 2017. The dividend rate is 7.0% for pay-in-kind dividends and 8.0% for cash dividends in the limited circumstances provided by the terms of the Convertible Preference Shares. For additional information regarding the terms of the Convertible Preference Shares, see Note 4 of the Notes to Financial Statements contained in Part I of this Form 10-Q.

•	Certain of our U.S. and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility) that provides commitments of up to $150.0 million, as more fully described below.

•	We (i) repaid all of the $200.0 million aggregate principal amount of our private placement notes which we issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million, (ii) refinanced indebtedness which was then outstanding under certain of our previously outstanding credit facilities and we terminated those credit facilities, and (iii) in connection with the termination of certain facilities, provided cash collateral of approximately $50.0 million for outstanding letters of credit and bank guarantees thereunder.

In connection with the Fiscal 2015 Refinancing, the 2011 Royal Bank of Scotland (2011 RBS Facility) and certain other facilities were terminated in March 2014 and we provided cash collateral to secure the letters of credit and bank guarantees which were outstanding thereunder and which remain outstanding as of July 31, 2014. As if July 31, 2014, $44.4 million of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreements.

In connection with the prepayment of the 2013 Notes and the termination of the various credit facilities, in the first quarter of fiscal year 2015 we incurred a non-cash charge of $1.0 million related to unamortized debt issuance costs.

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the three and six month periods ended July 31, 2014 compared to the three and six month periods ended July 31, 2013. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2014, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, on file with the SEC. Our unaudited consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Our year-over-year comparative results were, in certain cases, impacted by foreign currency fluctuations between comparable periods, particularly the year-over-year exchange rate fluctuations. In order to enhance the ability of investors to analyze our performance over comparable periods, we have provided in certain instances comparative information and variances excluding the impact of these foreign currency fluctuations where the effect of foreign currency translation is material to our comparative results. This information is among the information we use as a basis for evaluating our performance on a comparable basis over time, in allocating resources and in planning and forecasting of future periods. This information, however, is not intended to be considered in isolation or as a substitute for, or superior to, the relevant measures prepared and presented in accordance with U.S. GAAP, which are also presented. We calculate the effects of foreign currency fluctuations by subtracting (i) our current-period financial results as reported in local currencies, translated at current-period foreign currency exchange rates, from (ii) our current-period financial results as reported in local currency, as translated at the prior-period foreign currency exchange rates.

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

We believe that for our Freight Forwarding segment, net revenues (a non-GAAP financial measure we use to describe revenues less purchased transportation costs) are a better measure of evaluation of our freight forwarding business than revenues because our revenues as an indirect air and ocean carrier include the carriers’ charges to us for carriage of the shipment. Our revenues and purchased transportation costs are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenues are determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Revenues derived from freight forwarding generally are shared between the points of origin and destination, based on a standard formula. Our revenues in our other capacities include only management fees earned by us and are substantially similar to net revenues for the Freight Forwarding segment in this respect.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed.

Three months ended July 31, 2014 compared to three months ended July 31, 2013

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended July 31, 2014 compared to the three months ended July 31, 2013:

Freight Forwarding

	Freight Forwarding Three months ended July 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$314,949	$355,120	$(40,171)	(11)%
Ocean freight forwarding	280,361	318,687	(38,326)	(12)
Customs brokerage	62,499	32,308	30,191	93
Other	50,234	62,688	(12,454)	(20)

Total revenues	708,043	768,803	(60,760)	(8)

Purchased transportation costs:
Airfreight forwarding	242,067	274,926	(32,859)	(12)
Ocean freight forwarding	233,213	265,348	(32,135)	(12)
Customs brokerage	11,939	4,032	7,907	196
Other	34,279	41,068	(6,789)	(17)

Total purchased transportations costs	521,498	585,374	(63,876)	(11)

Net revenues:
Airfreight forwarding	72,882	80,194	(7,312)	(9)
Ocean freight forwarding	47,148	53,339	(6,191)	(12)
Customs brokerage	50,560	28,276	22,284	79
Other	15,955	21,620	(5,665)	(26)

Total net revenues	186,545	183,429	3,116	2

Yields:
Airfreight forwarding	23.1%	22.6%
Ocean freight forwarding	16.8%	16.7%

Staff costs	113,631	108,803	4,828	4
Depreciation	4,397	3,939	458	12
Amortization of intangible assets	6,063	1,121	4,942	441
Severance and other	942	2,193	(1,251)	(57)
Other operating expenses	49,330	46,531	2,799	6

Operating income	$12,182	$20,842	$(8,659)	(42)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $40.2 million, or 11%, for the three months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $42.3 million, or 12% compared to the corresponding prior year period. Airfreight conditions continued to remain weak throughout our second quarter of fiscal 2015. When the effects of foreign currency fluctuations are excluded, (i) $21.5 million of the decrease in airfreight forwarding revenues was attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms), (ii) $16.0 million of the decrease was attributable to a decline of our selling rates, caused in part by lower carrier rates incurred by us, and (iii) $4.8 million of the decrease was attributable to reduced fuel surcharges.

Airfreight forwarding volumes decreased 9% for the three months ended July 31, 2014, compared to the corresponding prior year period. Airfreight tonnage was lower as we shed low-margin business globally in an effort to improve our yields. Additionally, we experienced a decline in volumes from existing clients. On a sequential basis, airfreight volumes decreased 3% for the second quarter of fiscal 2015 compared to the first quarter of fiscal 2015.

Airfreight forwarding net revenues decreased $7.3 million, or 9%, for the three months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $7.6 million. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $7.6 million decrease in airfreight forwarding net revenues when calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a $6.9 million decrease attributable to a decrease of airfreight forwarding volumes, and (ii) a $0.7 million decrease attributable to a slightly unfavorable difference between our buying rates and our selling rates.

Airfreight yields for the three months ended July 31, 2014 increased approximately 50 basis points to 23.1% compared to 22.6% for the corresponding prior year period. On a sequential basis, airfreight yields of 23.1% for the second quarter of fiscal 2015 were 80 basis points lower when compared to airfreight yields of 23.9% for the first quarter of fiscal 2015.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $38.3 million, or 12%, for the three months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $36.8 million. When the effects of foreign currency fluctuations are excluded, (i) $28.9 million of the decrease was attributable to lower selling rates caused in part by reduced carrier rates, and (ii) $7.9 million of the decrease was attributable to a slight decrease in ocean freight volumes. Ocean freight volumes (which we measure in terms of TEUs) decreased 3% during the three months ended July 31, 2014 compared to the corresponding prior year period, reflecting slowing business in certain regions, primarily related to project work which typically fluctuates from quarter to quarter.

Ocean freight forwarding net revenues decreased $6.2 million, or 12%, for the three months ended July 31, 2014, compared to the corresponding prior year period. Foreign currency fluctuations did not have a significant effect on the change of net revenues. A decrease of $6.4 million in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) $1.3 million decrease attributable to decreased ocean freight volumes, and (ii) a decrease of $5.1 million attributable to a decline of our selling rates which was offset slightly by a decrease of our carrier rates. Ocean freight yields for the three months ended July 31, 2014, increased 10 basis points to 16.8% compared to 16.7% for the corresponding prior year period. On a sequential basis, ocean freight yields of 16.8% for the second quarter of fiscal 2015 were slightly lower than ocean freight yields of 17.4% for the first quarter of fiscal 2015.

Customs Brokerage and Other. Customs brokerage revenues increased $30.2 million, or 93%, for the three months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $31.4 million. The increase was largely due to reclassifications in connection with the deployment of the 1View system described below. In addition, customs clearances increased for the three months ended July 31, 2014, compared to the corresponding prior year period, reflecting solid business activity and our ongoing focus on high margin products. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $12.5 million, or 20%, for the three months ended July 31, 2014, compared to the corresponding prior year period. Foreign currency fluctuations did not have a material impact on the change.

Customs brokerage net revenues increased $22.3 million, or 79%, for the three months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $23.1 million.

In connection with the deployment of the company’s 1View system in certain of its operating locations, differences in classification exist between the presentation of product line revenue and purchase transportation cost information for the quarter ended July 31, 2014 as compared to the same categories for the corresponding prior year period. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to ocean freight import shipments where the company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the results for air and/or ocean freight forwarding and now they are recognized in the customs brokerage product.

Staff Costs. Staff costs in our Freight Forwarding segment increased $4.8 million, or 4%, for the three months ended July 31, 2014, compared to the corresponding prior year period. Foreign currency fluctuations did not have a material impact on the change. As a percentage of our Freight Forwarding segment revenues, staff costs were 16% for the three months ended July 31, 2014 compared to 14% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes; however, for the three months ended July 31, 2014, staff costs in our Freight Forwarding segment was negatively impacted by temporary costs associated with our transformation. The number of airfreight shipments declined 11% for the three months ended July 31, 2014 compared to the corresponding prior year period, which was accompanied by a 5% decline in ocean freight shipments during the same comparative periods.

Amortization of Intangible Assets. Amortization of intangible assets increased $4.9 million for the three months ended July 31, 2014, compared to the corresponding prior year period. Amortization expense with respect to our new freight forwarding operating system began in September 2013, and accordingly, we recorded additional amortization expense related to the new system of approximately $4.8 million during the second quarter of fiscal 2015 which we did not incur in the corresponding prior year period.

Severance and Other. During the three months ended July 31, 2014 and 2013, we incurred severance and other costs in the Freight Forwarding segment of approximately $0.9 million and $2.2 million, respectively, comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing and implementing our 1View system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), we expect to incur additional severance costs related to these transformation activities through the fiscal year ending January 31, 2015.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment increased $2.8 million, or 6%, for the three months ended July 31, 2014, compared to the corresponding prior year period. Foreign currency fluctuations did not have a material impact on the change. Other operating expenses increased during the period primarily due to expenses related to the implementation of our 1View system.

Contract Logistics and Distribution

	Contract Logistics and Distribution
	Three months ended July 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Contract logistics	$197,526	$186,377	$11,149	6%
Distribution	157,999	145,246	12,753	9
Other	27,678	28,992	(1,314)	(5)

Total revenues	383,203	360,615	22,588	6

Purchased transportation costs:
Contract logistics	47,792	45,956	1,836	4
Distribution	110,651	103,004	7,647	7
Other	10,067	9,436	631	7

Total purchased transportations costs	168,510	158,396	10,114	6

Staff costs	106,776	105,140	1,636	2
Depreciation	8,418	7,566	852	11
Amortization of intangible assets	957	1,207	(250)	(21)
Severance and other	181	317	(136)	(43)
Other operating expenses	82,230	78,148	4,082	5

Operating income	$16,131	$9,841	$6,290	64%

Contract Logistics. Contract logistics revenues increased $11.1 million, or 6%, for the three months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $13.2 million, or 7%. The increase was due primarily to increased logistics volumes in our Americas and Africa regions.

Contract logistics purchased transportation costs increased $1.8 million, or 4% for the three months ended July 31, 2014, compared to the corresponding prior year period. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities were generally consistent during the three months ended July 31, 2014 when compared to the corresponding prior year period.

Distribution. Distribution revenues increased $12.8 million, or 9%, for the three months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $15.7 million, or 11%. When the effects of foreign currency fluctuations are excluded, the increase was primarily due to increased client volumes in our Africa and Americas regions.

Distribution purchased transportation costs increased $7.6 million, or 7%, for the three months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $8.7 million, or 8%, primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $1.3 million, or 5%, for the three months ended July 31, 2014, compared to the corresponding prior year period. Other purchased transportation costs increased $0.6 million, or 7%, for the three months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other purchased transportation costs were comparable with the corresponding prior year period.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment increased $1.6 million, or 2%, for the three months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment increased $3.5 million, or 3%, primary due to increased volumes in our Africa and Americas regions.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment increased $4.1 million, or 5%, for the three months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment increased $6.8 million, or 9%, primarily due to increased volumes.

Corporate

Staff Costs. Staff costs at corporate decreased $1.4 million, or 13%, for the three months ended July 31, 2014, compared to the corresponding prior year period.

Other Operating Expenses. Other operating expenses in corporate increased $2.6 million, or 34%, for the three months ended July 31, 2014, compared to the corresponding prior year period.

Interest Expense, Net. Interest income typically relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities and our outstanding notes. Interest income was $6.6 million and $4.2 million for the three months ended July 31, 2014 and 2013, respectively. Interest expense was $16.7 million and $7.7 million for the three months ended July 31, 2014 and 2013, respectively. The increase of interest expense is attributable to higher effective interest rates associated with the 2019 Notes and increased amortization of debt issuance costs.

Other Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our provision for income taxes for the three months ended July 31, 2014 was $10.3 million on a pretax loss of $3.9 million resulting in an effective tax rate of negative 266.8%. During the three months ended July 31, 2013, we recorded a tax provision of $9.4 million on pretax income of $5.9 million. The $0.9 million increase in the provision for income taxes was attributable to (i) a decrease of $1.1 million caused by the effects of valuation allowances, offset by, (ii) an increase of income in tax paying jurisdictions which increased the provision by $2.0 million. Although there was a $9.8 million increased loss from the three months ended July 31, 2013, the Company does not claim tax benefits due to valuation allowances in such loss jurisdictions.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $2.8 million for the three months ended July 31, 2014, compared to $1.0 million for the corresponding prior year period.

Six months ended July 31, 2014 compared to six months ended July 31, 2013

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the six months ended July 31, 2014 compared to the six months ended July 31, 2013:

Freight Forwarding

	Freight Forwarding
	Six months ended July 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$636,350	$678,949	$(42,599)	(6)%
Ocean freight forwarding	543,493	622,465	(78,972)	(13)
Customs brokerage	106,826	62,126	44,700	72
Other	105,244	124,779	(19,535)	(16)

Total revenues	1,391,913	1,488,319	(96,406)	(6)

Purchased transportation costs:
Airfreight forwarding	486,732	525,398	(38,666)	(7)
Ocean freight forwarding	450,573	522,323	(71,750)	(14)
Customs brokerage	22,947	5,374	17,573	327
Other	75,071	82,242	(7,171)	(9)

Total purchased transportations costs	1,035,323	1,135,337	(100,014)	(9)

Net revenues:
Airfreight forwarding	149,618	153,551	(3,933)	(3)
Ocean freight forwarding	92,920	100,142	(7,222)	(7)
Customs brokerage	83,879	56,752	27,127	48
Other	30,173	42,537	(12,364)	(29)

Total net revenues	356,590	352,982	3,608	1

Yields:
Airfreight forwarding	23.5%	22.6%
Ocean freight forwarding	17.1%	16.1%

Staff costs	223,150	213,871	9,279	4
Depreciation	8,826	8,222	604	7
Amortization of intangible assets	12,114	2,241	9,873	441
Severance and other	1,510	2,429	(919)	(38)
Other operating expenses	96,577	92,579	3,998	4

Operating income	$14,413	$33,640	$(19,226)	(57)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $42.6 million, or 6%, for the six months ended July 31, 2014, compared to the corresponding prior year period. Foreign currency fluctuations did not have a material impact on the change. Airfreight conditions continued to remain weak throughout our first six months of fiscal 2015. When the effects of foreign currency fluctuations are excluded, a decrease of $42.7 million was caused by (i) a decrease of $20.7 million attributable to a decline of our selling rates, caused in part by lower carrier rates incurred by us, (ii) a decrease of $17.1 million attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms), and (iii) a decrease of $4.9 million attributable to reduced fuel surcharges. Airfreight forwarding volumes decreased 4% for the six months ended July 31, 2014, compared to the corresponding prior year period.

Airfreight forwarding net revenues decreased $3.9 million, or 3%, for the six months ended July 31, 2014, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, airfreight forwarding net revenues decreased $3.4 million. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $3.4 million decrease in airfreight forwarding net revenues calculated on a basis excluding the effects of foreign currency was caused by (i) a $5.5 million decrease attributable to a decrease of airfreight forwarding volumes, partially offset by (ii) a $2.1 million net increase attributable to a decline in our carrier rates which was offset by a decline in our selling rates.

Airfreight yields for the six months ended July 31, 2014 increased approximately 90 basis points to 23.5% compared to 22.6% for the corresponding prior year period.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $79.0 million, or 13%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $67.1 million, or 11%. When the effects of foreign currency fluctuations are excluded, (i) $65.2 million of the decrease was attributable to lower selling rates caused in part by reduced carrier rates, and (ii) $1.9 million of the decrease was caused by a slight decrease in ocean freight volumes. Ocean freight volumes (which we measure in terms of TEUs) decreased 1% during the six months ended July 31, 2014 compared to the corresponding prior year period.

Ocean freight forwarding net revenues decreased $7.2 million, or 7%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues decreased $6.1 million, or 6%. The $6.1 million decrease in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a decrease of $5.1 million attributable to a decline of our selling rates offset by a decline in our carrier rates and (ii) a $1.0 million decrease attributable to decreased ocean freight volumes. Ocean freight yields for the six months ended July 31, 2014, increased 100 basis points to 17.1% compared to 16.1% for the corresponding prior year period.

Customs Brokerage and Other. Customs brokerage revenues increased $44.7 million, or 72%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $48.4 million, or 78%, largely due to reclassifications in connection with the deployment of the 1View system described below. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $19.5 million, or 16%, for the six months ended July 31, 2014, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $16.6 million, or 13%.

Customs brokerage net revenues increased $27.1 million, or 48%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $48.4 million, or 78%. Other freight forwarding related net revenues decreased $12.4 million, or 29%, for the six months ended July 31, 2014, compared to the corresponding prior year period. Foreign currency fluctuations did not have a material impact on the change.

In connection with the deployment of the company’s 1View system in certain of its operating locations, differences in classification exist between the presentation of product line revenue and purchase transportation cost information for the six months ended July 31, 2014 as compared to the same categories for the corresponding prior year period. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to ocean freight import shipments where the company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the results for air and/or ocean freight forwarding and now they are recognized in the customs brokerage product.

Staff Costs. Staff costs in our Freight Forwarding segment increased $9.3 million, or 4%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment increased $11.1 million, or 5%. As a percentage of our Freight Forwarding segment revenues, staff costs were 16% for the six months ended July 31, 2014 compared to 14% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven more by changes in total shipment counts rather than changes in volumes; however, for the six months ended July 31, 2014, staff costs in our Freight Forwarding segment reflected higher staff costs related to the deployment of our 1View system. The number of airfreight shipments declined 9% for the six months ended July 31, 2014 compared to the corresponding prior year period. Ocean freight shipments declined 1% during the same comparative period.

Amortization of Intangible Assets. Amortization of intangible assets increased $9.9 million for the six months ended July 31, 2014, compared to the corresponding prior year period. Amortization expense with respect to the 1View system began in September 2013, and accordingly, we recorded additional amortization expense related to the 1View system of approximately $9.8 million during the first six months of fiscal 2015 which we did not incur in the corresponding prior year period.

Severance and Other. During the six months ended July 31, 2014 and 2013, we incurred severance and other costs in the Freight Forwarding segment of approximately $1.5 million and $2.4 million, respectively, comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing and implementing our 1View system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), we expect to incur additional severance costs related to these transformation activities through the fiscal year ending January 31, 2015.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment increased $4.0 million, or 4%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $5.1 million, or 5%. Other operating expenses increased during the period primarily due to expenses related to the implementation of our 1View system.

Contract Logistics and Distribution

	Contract Logistics and Distribution Six months ended July 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Contract logistics	$384,691	$367,059	$17,632	5%
Distribution	305,957	292,956	13,001	4
Other	53,673	61,737	(8,064)	(13)

Total revenues	744,321	721,752	22,569	3

Purchased transportation costs:
Contract logistics	92,062	90,414	1,648	2
Distribution	214,435	204,212	10,223	5
Other	20,286	18,725	1,561	8

Total purchased transportations costs	326,783	313,351	13,432	4

Staff costs	207,923	211,417	(3,494)	(2)
Depreciation	16,344	15,362	982	6
Amortization of intangible assets	1,905	2,443	(538)	(22)
Severance and other	260	1,309	(1,049)	(80)
Other operating expenses	161,601	157,720	3,881	2

Operating income	$29,505	$20,150	$9,355	46%

Contract Logistics. Contract logistics revenues increased $17.6 million, or 5%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $26.5 million, or 7%. The increase was due to increased logistics volumes in the Americas and Africa regions.

Contract logistics purchased transportation costs increased $1.6 million, or 2%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, purchased transportation costs in our contract logistics and distribution segment increased $2.7 million, or 3%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities were generally consistent during the six months ended July 31, 2014 when compared to the corresponding prior year period.

Distribution. Distribution revenues increased $13.0 million, or 4%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $22.4 million, or 8%. When the effects of foreign currency fluctuations are excluded, the increase was primarily due to increased client volumes in our Africa and Americas regions.

Distribution purchased transportation costs increased $10.2 million, or 5%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $13.5 million, or 7%, primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $8.1 million, or 13%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $4.5 million, or 7%. Other purchased transportation costs increased $1.6 million, or 8%, for the six months ended July 31, 2014, compared to the corresponding prior year period; Foreign currency fluctuations did not have a material impact on the change.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $3.5 million, or 2%, for the six months ended July 31, 2014, compared to the corresponding prior year period, primary due to increased volumes in our Africa and Americas regions.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment increased $3.9 million, or 2%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expense in our Contract Logistics and Distribution Segment increased $12.6 million, or 8%.

Corporate

Staff Costs. Staff costs at corporate decreased $0.2 million, or 1%, for the six months ended July 31, 2014, compared to the corresponding prior year period.

Other Operating Expenses. Other operating expenses in corporate increased $2.7 million, or 18%, for the six months ended July 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expense in corporate increased $2.3 million, or 15%, due to transformation related initiatives.

Interest Expense, Net. Interest income typically relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities and our outstanding notes. Interest income was $11.3 million and $9.5 million for the six months ended July 31, 2014 and 2013, respectively. Interest expense was $30.0 million and $16.2 million for the six months ended July 31, 2014 and 2013, respectively. The increase of interest expense is attributable to higher effective interest rates associated with the 2019 Notes and increased amortization of debt issuance costs.

Loss on Debt Extinguishment. Included in loss on debt extinguishment for the six months ended July 31, 2014, is (i) a make-whole payment of $20.8 million with respect to the prepayment of the 2013 Notes, and (ii) a non-cash charge of $1.0 million related to unamortized debt issuance costs related to the prepayment of the 2013 Notes and the termination of various credit facilities.

Other Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our provision for income taxes for the six months ended July 31, 2014 was $19.3 million on a pretax loss of $37.6 million resulting in an effective tax rate of negative 51.2%. During the six months ended July 31, 2013, we recorded a tax provision of $20.7 million on a pretax income of $6.4 million. The $1.4 million decrease in the provision for income taxes was attributable to (i) a decrease of $6.1 million caused by the effects of valuation allowances, offset by, (ii) an increase of income in tax paying jurisdictions which increased the provision by $4.7 million. Although there was a $44.0 million increased loss from the six months ended July 31, 2013, the company does not claim tax benefits due to valuation allowances in such loss jurisdictions.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $3.2 million for the six months ended July 31, 2014, compared to $2.5 million for the corresponding prior year period.

The following tables show the revenues and net revenues attributable to our geographic regions:

	Three months ended July 31,
	2014			2013
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$220,237	$59,909	$280,146	$215,932	$55,598	$271,530
Americas	130,881	218,132	349,013	181,118	198,677	379,795
Asia Pacific	271,733	22,391	294,124	263,749	20,964	284,713
Africa	85,192	82,771	167,963	108,004	85,376	193,380

Total	$708,043	$383,203	$1,091,246	$768,803	$360,615	$1,129,418

	Six months ended July 31,
	2014			2013
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total

EMENA	$438,481	$118,503	$556,984	$428,623	$109,867	$538,490
Americas	279,472	420,343	699,815	355,539	393,441	748,980
Asia Pacific	515,162	41,774	556,936	483,268	38,846	522,114
Africa	158,798	163,701	322,499	220,889	179,598	400,487

Total	$1,391,913	$744,321	$2,136,234	$1,488,319	$721,752	$2,210,071

	Three months ended July 31,
	2014			2013
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$60,562	$34,663	$95,225	$59,805	$32,661	$92,466
Americas	42,146	98,127	140,273	48,185	88,131	136,316
Asia Pacific	58,944	14,305	73,249	51,336	13,708	65,044
Africa	24,893	67,598	92,491	24,103	67,719	91,822

Total	$186,545	$214,693	$401,238	$183,429	$202,219	$385,648

	Six months ended July 31,
	2014			2013
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$119,374	$68,910	$188,284	$117,023	$64,758	$181,781
Americas	86,322	188,184	274,506	92,466	173,865	266,331
Asia Pacific	107,722	27,531	135,253	95,571	25,481	121,052
Africa	43,172	132,913	176,085	47,922	144,297	192,219

Total	$356,590	$417,538	$774,128	$352,982	$408,401	$761,383

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Revenues:
Airfreight forwarding	$314,949	$355,120	$636,350	$678,949
Ocean freight forwarding	280,361	318,687	543,493	622,465
Customs brokerage	62,499	32,308	106,826	62,126
Contract logistics	197,526	186,377	384,691	367,059
Distribution	157,999	145,246	305,957	292,956
Other	77,912	91,680	158,917	186,516

Total	$1,091,246	$1,129,418	$2,136,234	$2,210,071

Purchased transportation costs:
Airfreight forwarding	$242,067	$274,926	$486,732	$525,398
Ocean freight forwarding	233,213	265,348	450,573	522,323
Customs brokerage	11,939	4,032	22,947	5,374
Contract logistics	47,792	45,956	92,062	90,414
Distribution	110,651	103,004	214,435	204,212
Other	44,346	50,504	95,357	100,967

Total	$690,008	$743,770	$1,362,106	$1,448,688

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues:

	Three months ended July 31,				Six months ended July 31,
	2014		2013		2014		2013
Revenues:
Airfreight forwarding	29%		31%		30%		31%
Ocean freight forwarding	26		28		25		28
Customs brokerage	6		3		5		3
Contract logistics	18		17		18		17
Distribution	14		13		14		13
Other	7		8		8		8

Total revenues	100		100		100		100

Purchased transportation costs:
Airfreight forwarding	22		24		23		24
Ocean freight forwarding	21		23		21		24
Customs brokerage	1			*	1			*
Contract logistics	4		4		4		4
Distribution	10		9		10		9
Other	5		5		4		5

Total purchased transportation costs	63		65		63		66

Staff costs	21		20		21		20
Depreciation	1		1		1		1
Amortization of intangible assets	1			*	1			*
Severance and other		*		*		*		*
Other operating expenses	13		12		13		12

Total operating expenses	99		98		99		99

Operating income	1		2		1		1
Interest income	1			*	1			*
Interest expense	(2)		(1)		(1)		(1)
Other expense, net		*		*		*		*

Pretax (loss)/income		*	1		1			*
Provision for income taxes	1		1		1		1

Net loss	(1)			*		*	(1)
Net income attributable to non-controlling interests		*		*		*		*

Net loss attributable to UTi Worldwide Inc.	(1)%			*%		*%	(1)%

*	Less than one percent.

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

Client agreements involving cash. The company has entered into agreements with certain of its South African pharmaceutical distribution clients specifying the use of designated cash accounts for receivables collections from the end-recipients. In these circumstances, pursuant to the agreements with our clients and for a nominal fee, we manage our client’s collections and cash application functions, under credit terms and conditions mandated by our clients. Under these arrangements, we bill the end-recipients of the products we distribute from our warehouses on behalf of our clients. We are not obligated to remit cash receipts to our clients until such billings are recovered by us and we typically remit such billings to our clients within two to seven days subsequent to our receipt of cash from the end recipients. Although the company is required under these contracts to use such cash accounts for cash activity related to these clients, the company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $37.5 million and $33.6 million at July 31, 2014 and January 31, 2014, respectively, and are included in cash and cash equivalents, with corresponding liabilities included in accounts payable in the accompanying consolidated balance sheets. These activities do not have a material impact on the company’s liquidity requirements.

South African Installment Receivable Agreement. On July 4, 2014, we entered into a ZAR 205.0 million ($19.3 million USD as of July 31, 2014) installment receivable agreement with a client in South Africa relating to an unpaid receivable balance. Including the installment receivable agreement, total amounts receivable from the client are approximately ZAR 289.0 million ($27.2 million USD). The agreement provides for the payment of 30 monthly installments of ZAR 7.5 million ($0.7 million USD as of July 31, 2014), including principal and interest, payable monthly beginning August 1, 2014 and through January 1, 2017. The agreement accrues interest at the rate which is the greater of 7.0% or that permitted by the South African Reserve Bank for this type of agreement. The first and second installment payments under the loan agreement due August 1, 2014 and September 1, 2014 have not been paid. The client has a significant presence in the South African mining industry and is currently in negotiations with several third parties regarding a cash investment in the company. A third party cash investment is being delayed pending approval of certain matters from the South African government. Based on a variety of factors, we believe the client will obtain the government approval and the related third party investment. In light of this and other factors, including our long-term historical experience of regularly collecting from the customer and our understanding of value inherent in their underlying business operation, we have not impaired amounts under this installment receivable agreement and other receivables.

The installment receivable agreement and other accounts receivable from the client are secured by cross company letters of guarantee as well as a personal guarantee from the sole shareholder of the client company. The value of this security is uncertain. In addition, we have insurance covering approximately ZAR 129.0 million ($12.1 million USD as of July 31, 2014) of the installment receivable agreement and receivables. We believe our potential uninsured exposure on the installment receivable agreement and receivables is ZAR 137.0 million ($12.9 million USD as of July 31, 2014). Although we currently believe the client will satisfy its obligations in full under the installment receivable agreement, as well as its other obligations to us, there is no guarantee that the client will receive a third party investment or those obligations will be paid in full or at all. In such event, we would be required to write off the portion of the uninsured amounts of the balances which are uncollectible. Such amounts could be substantial and could include the full portion of the uninsured amounts. We are presently monitoring the estimated net realizeability of the receivable balances based on certain ongoing developments including anticipated changes in the client’s ownership structure, and will continue to monitor these developments through the remainder of our fiscal 2015.

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

As of July 31, 2014, our cash and cash equivalents totaled $178.9 million, representing a decrease of $25.4 million from January 31, 2014, the reasons for which are discussed below.

	Six months ended July 31,
	2014	2013
	(Unaudited)

Net cash flow (used in)/provided by:
Operating activities	$(125,087)	(46,663)
Investing activities	(60,469)	(45,803)
Financing activities	151,810	46,074
Effect of foreign exchange rate changes on cash and cash equivalents	8,304	(12,759)
Net decrease in cash and cash equivalents	(25,442)	(59,151)

Cash Used In Operating Activities. Cash used in operating activities for the six months ended July 31, 2014 and 2013 was $125.1 million and $46.7 million, respectively.

	Six months ended July 31,
	2014	2013
	(Unaudited)

Net cash used in operating activities:
Net loss	$(56,917)	$(14,370)

Adjustments to reconcile net loss to net cash used in operating activities
Make-whole payment	20,830	—
Non-cash adjustments	59,324	48,171

Total	80,154	48,171

Total results of operations, after cash and non-cash adjustments to net loss	23,237	33,801

Changes in operating assets and liabilities	(148,324)	(80,464)

Net cash flow used in operating activities	(125,087)	(46,663)

Cash used in operating activities for the six months ended July 31, 2014 reflected lower profitability from the company’s businesses. Included in cash adjustments to reconcile net loss to net cash used in operating activities is interest expense of $20.8 million with respect to the prepayment of the 2013 Notes. Such amount is included in net cash provided by financing activities.

Included in changes in operating activities is an increase in trade receivables, causing a cash outflow of $101.7 million for the six months ended July 31, 2014, attributable in part to (i) seasonal effects we typically see in the first half of the fiscal year, (ii) invoicing delays, primarily in the U.S., relating to the implementation of our new freight forwarding operating system and global financial system which led to higher than normal receivables and weaker cash collection cycles, and (iii) an increase in pass-through billings in our Contract Logistics and Distribution segment (which typically has a longer recovery cycle than in our Freight Forwarding segment),

Accounts receivable and accounts payable are impacted by items included in revenue and expenses, respectively, and also by billings and disbursements of pass-through items for customs duties and taxes, which are not included in revenue and expense on our consolidated statement of operations. A roll forward schedule of such activity for the first six months of fiscal years 2015 and 2014, respectively, is below:

Trade Receivables	Six months ended July 31,
	2014	2013

Beginning balance	$977,885	$898,809

Billings:
Revenues	2,136,234	2,210,071
Billings for pass-through items	2,022,877	2,090,530

Gross billings	4,159,111	4,300,601
Amounts collected	(4,057,415)	(4,148,355)

Net cash outflow from billings and collections	101,696	152,246
Foreign currency translation and other	(8,304)	(38,457)

Ending balance	$1,071,277	$1,012,598

Trade Payables	Six months ended July 31,
	2014	2013

Beginning balance	$562,095	$596,834

Purchased transportation costs:
Purchased transportation costs	1,362,106	1,448,688
Purchased transportation costs for pass-through items	2,022,877	2,090,530

Total accruals	3,384,983	3,539,218
Amounts disbursed	(3,435,819)	(3,483,990)

Net cash (outflow)/inflow from accruals and payments	(50,836)	55,228
Foreign currency translation and other	12,176	(27,728)

Ending balance	$523,435	$624,334

Variances of customs duties and taxes are primarily attributable to variances in the number of clearances and the value of goods imported over the comparable periods.

Cash Used in Investing Activities. Cash used in investing activities for the first six months of fiscal years 2015 and 2014 was $60.5 million and $45.8 million, respectively. In the first six months of fiscal 2015, we used $44.4 million relating to funding restricted cash requirements related to our Fiscal 2015 Refinancing and we used $5.9 million of cash relating to business transformation initiatives, as compared to $18.4 million for the first six months of fiscal 2014. Cash used for other capital expenditures during the first six months of fiscal 2015 was approximately $12.2 million, consisting primarily of computer hardware and furniture, fixtures and equipment. This compares to cash used for other capital expenditures during the first six months of fiscal 2014 of approximately $26.3 million. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our clients’ freight and logistics volumes. We currently expect to incur an aggregate of approximately $60.0 million for cash capital expenditures for fiscal 2015, including an aggregate of approximately $10.0 million related to our ongoing business transformation initiatives.

Cash Provided by Financing Activities. Net cash provided by financing activities included (i) proceeds from issuance of long-term borrowings of $404.4 million, and (ii) proceeds from issuance of the Convertible Preference Shares of $175.0 million. In connection with the Fiscal 2015 Refinancing, we completed a private offering of our 2019 Notes. After deducting fees and expenses, we received net proceeds from the 2019 Notes offering of $386.1 million. In addition, in connection with the Fiscal 2015 Refinancing, we completed a private offering of our Convertible Preference Shares to an affiliate of our largest shareholder in the aggregate principal amount of $175.0 million. After deducting fees and expenses, we received net proceeds from the Convertible Preference Share offering of $170.5 million. Combined, the issuance of our 2019 Notes and Convertible Preference Shares provided cash of $556.6 million. Allocated debt and equity issuance costs in connection with the Fiscal 2015 Refinancing, including the company’s new CitiBank credit facility totaled $25.8 million.

Net cash used by financing activities included repayments of long-term borrowings of $203.2 million and repayments of bank lines of credit of $294.3 million. As part of the Fiscal 2015 Refinancing, we (i) repaid all of the $200.0 million aggregate principal amount of our 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million; (ii) refinanced indebtedness then outstanding under certain of our previously outstanding credit facilities, and we terminated certain of those credit facilities, and (iii) provided cash collateral of approximately $50.0 million for certain then outstanding letters of credit and bank guarantees. Other financing activities during the first six months of fiscal 2015 included net borrowings from bank lines of credit of $126.9 million, repayments of capital lease obligations of $7.9 million, and other net usages of $2.5 million.

Our financing activities during the first six months of fiscal 2014 provided $46.1 million of cash, including (i) proceeds from bank lines of credit and long-term borrowings of $209.9 million, (ii) an increase in short-term credit facilities of $24.3 million, and (iii) net proceeds from issuance of ordinary shares of $2.5 million, offset by (i) net repayments of bank lines of credit and long-term borrowings, totaling $178.6 million, (ii) repayments of capital lease obligations totaling $7.9 million, and (iii) other net usages of $4.1 million.

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

In connection with our completion of the Fiscal 2015 Refinancing during the first quarter of fiscal 2015 we (i) completed our private placement of the 2019 Notes, (ii) completed the private placement of our Convertible Preference Shares, (iii) entered into the CitiBank Credit Facility (iv) repaid all of the $200.0 million aggregate principal amount of our 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million, (v) refinanced indebtedness then outstanding under certain credit facilities and terminated those other credit facilities, (vi) provided approximately $50.0 million cash collateral for letters of credit and bank guarantees then outstanding under the 2011 RBS Facility and other facilities and (vii) terminated the 2011 Nedbank facility (other than certain limited provisions which survive the termination of the agreement). Continuing after the completion of the Fiscal 2015 Refinancing, we had, and we continue to maintain, our South African rand credit facility, with Nedbank Limited (the South African Facilities Agreement), a credit facility (the Japan Credit Facility) through our subsidiary in Japan with Sumitomo Mitsui Banking (Sumitomo) Corporation and various other bank lines, letters of credit and credit facilities. The following table presents information about the facility limits and the aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of July 31, 2014 (the table is in thousands):

	CitiBank Credit Facility(1)	Japan Credit Facility(2)	Nedbank South African Facilities(3)	Other Facilities(4)	Total
Credit facility limit	$150,000	$49,568	$53,587	$171,975	$425,130

Facility usage for cash withdrawals(5)	—	47,859	258	47,730	95,847
Letters of credit and guarantees outstanding	2,557	1,709	23,003	115,454	142,723

Total facility/usage	$2,557	$49,568	$23,261	$163,184	$238,570

Available, unused capacity	$147,443	$—	$30,326	$8,791	$186,560
Available for cash withdrawals	$147,443	$—	$27,946	$5,362	$180,751

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (i) $150.0 million or (ii) (a) the borrowing base calculation for the period less (b) letters of credit or guarantees outstanding less (c) outstanding cash withdrawals and reimbursement obligations.
(2)	In October 2013 our subsidiary in Japan and Sumitomo entered into the Japan Credit Facility which provides for a Japanese Yen (JPY) 4.0 billion (or approximately United States dollar (USD) $39.1 million based on exchange rates in effect as of July 31, 2014) term loan facility. The Japan Credit Facility replaced the subsidiary’s prior facility with Sumitomo.
(3)	In September 2014 we amended and restated our South African Facilities Agreement, which after such amendment and restatement consists of, among other things, a South African rand (ZAR) 680.0 million revolving credit facility. The revolving facility is comprised of a ZAR 380.0 million working capital facility and a ZAR 300.0 million letter of credit, guarantee, forward exchange contract and derivative instrument facility. Excluded from the table are amounts outstanding under the ZAR 150.0 million revolving asset-based finance facility, which consists of a capital lease line and is a part of the South African Facilities Agreement, and which amounts are included under capital lease obligations on the Company’s consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $66.6 million and $60.9 million for the six months and the fiscal year ended July 31, 2014 and January 31, 2014, respectively.
(4)	Certain letters of credit and guarantees outstanding in this column are collateralized by our cash held as collateral.
(5)	Certain amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the company’s subsidiaries.

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

Japan Credit Facility. The Japan Credit Facility bears interest at the three-month Tokyo Interbank Offered Rate plus 2.0% and has a maturity date of October 21, 2014 and is not anticipated to be extended. We may prepay the principal amounts outstanding under the Japan Credit Facility upon 15 business days advance notice, subject to terms of the agreement. We and certain of our subsidiaries have provided a guarantee of the obligations outstanding under the Japan Credit Facility. Under the Japan Credit Facility, Sumitomo may request that the debtor consult with it and Sumitomo may review the interest rate charged under the facility if certain covenants, including a consolidated total debt coverage ratio, a debt service ratio, a provision regarding the ranking of payment obligations and a negative pledge provision are not complied with.

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

The South African Facilities Agreement contains events of default and covenants, including, but not limited to, financial covenants, restrictions on certain types of activities and transactions, reporting covenants, cross defaults to other indebtedness and other terms, events of default and covenants typical of credit facilities. The South African Facilities Agreement also provides for an uncommitted seasonal customs facility which may be made available to the South African Obligors at a later date if requested by the South African Obligors. In addition, the South African Facilities Agreement provides the South African Obligors with an option to request that Nedbank increase its commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 400.0 million, subject to the approval of Nedbank and the satisfaction of certain conditions precedent.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of July 31, 2014, the value of these contingent liabilities was $22.5 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $17.7 million were included in bank lines of credit on our balance sheet at July 31, 2014.

Other Additional Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the CitiBank Credit Facility and the South African Facilities Agreement, we utilize a number of financial institutions to provide us and our subsidiaries with additional credit, letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country.

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

The maximum and average borrowings against all of our bank lines of credit during the first six months of fiscal 2015 were $334.8 million and $222.8 million, respectively. The maximum and average borrowings against all of our bank lines of credit during the first six months of fiscal 2014 were $293.4 million and $223.2 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities described above. The total of such borrowings at July 31, 2014 and January 31, 2014 was $6.9 million and $7.6 million, respectively.

Long-term Borrowings. The following table presents information about the company’s indebtedness pursuant to its 2019 Notes and other long-term borrowings as of July 31, 2014:

	2019 Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%

Balance at July 31, 2014:
Current portion of long-term borrowings	—	2,071	2,071
Long-term borrowings, excluding current portion	355,530	8,546	364,076

Total	$355,530	$10,617	$366,147

(1)	The fair value of the 2019 Notes has been bifurcated and presented in equity under common stock in the company’s consolidated financial statements beginning in April 30, 2014. The amount including in long-term borrowings is accreting to the $400.0 million redemption value using a discount rate of approximately 7.4%, which approximated the company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

2019 Notes. On March 4, 2014, we completed a private offering of our 4.50% 2019 Notes in the aggregate principal amount of $400.0 million, and entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee, in connection therewith. After deducting fees and expenses, we received net proceeds from the offering of the

2019 Notes of $386.1 million. The Indenture governs the 2019 Notes and contains terms and conditions customary for transactions of this type, including customary events of default. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by the company when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. We may not redeem the 2019 Notes at our option prior to maturity unless certain tax related events occur. In addition, the Indenture provides that if we undergo certain types of “fundamental changes” prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require us to repurchase all or any of such holder’s 2019 Notes for cash. Pursuant to the terms of the Indenture, the 2019 Notes will be convertible into the company’s ordinary shares at a conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), subject to adjustment, upon the occurrence of certain events prior to the close of business on the business day immediately preceding September 1, 2018, and, on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. Upon a conversion of the 2019 Notes, in accordance with the Indenture the Company has the option to pay or deliver, as the case may be, cash, its ordinary shares or a combination of cash and ordinary shares, at its election.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2014, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for our Americas Contract Logistics and Africa Contract Logistics reporting units, the fair values of the reporting unit assets exceeded the carrying values by approximately 7% each, respectively. Due to the margin of passing the Step 1 goodwill impairment testing conducted in the second quarter of fiscal 2014, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in the future, particularly with respect to these reporting units. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions. As of July 31, 2014, the goodwill carrying value for the Americas Contract Logistics and Africa Contract Logistics reporting units were $41.0 million and $30.4 million, respectively.

We experienced a significant decline of capitalization during the second quarter of fiscal 2015. For the purposes of our goodwill impairment evaluation this was considered to be an indicator that impairment may have occurred within our freight forwarding reporting unit. Accordingly, during the quarter ended July 31, 2014, we performed an interim test of recoverability of our goodwill and intangible assets in our freight forwarding reporting unit and determined no impairment was identified. The test was reconciled to the company’s market capitalization by updating and aggregating the estimated fair values of each of the company’s reporting units.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2014, there had been no material changes to our exposure to market risks since January 31, 2014, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 on file with the SEC. For a discussion of our market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of July 31, 2014. During this evaluation, a material weakness in our internal control over financial reporting was identified, which weakness was also previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. This material weakness relates to the fact that there is currently an insufficient number of shared service center financial accounting and reporting resources to allow for timely analysis and recording of financial statement amounts given the company’s current migration to its new freight forwarding application. As a result, underlying controls related to account reconciliations and analysis across a number of trade receivable and payable accrual accounts were not operating effectively. This material weakness is described more fully in our Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related Report of Independent Registered Public Accounting Firm, which are contained in Item 15 of Part IV of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. Furthermore based upon our evaluation (which evaluation included our Chief Executive Officer and Chief Financial Officer) as of July 31, 2014, our management (which included our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were ineffective as of July 31, 2014, due solely to the material weakness in our internal control over financial reporting.

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

Industry-Wide Anti-Trust Investigation. On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $4.1 million at July 31, 2014) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court and oral arguments in the case are scheduled to be heard in October 2014.

In May 2009, we learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, we received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against us, our Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. We responded to this proceeding in May 2014. We filed a supplemental response in support of our defense in September 2014 after we were granted access to various documents seized by the Brazilian antitrust authority during raids of several other forwarders.

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

Matters Related to Fiscal 2015 Refinancing. On March 17, 2014, a putative securities class action lawsuit was filed against us, Eric W. Kirchner and Richard G. Rodick in the United States District Court for the Central District of California, captioned Michael J. Angley, on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner and Richard G. Rodick, No. 5:14-cv-00508, purportedly on behalf of all persons or entities who purchased our common stock on the open market during the period from December 5, 2013 through February 25, 2014. The complaint generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the Securities Exchange Commission prior to February 26, 2014, material facts relating to our liquidity position, financial condition, financial covenants and freight forwarding operating system. The complaint seeks unspecified damages and other relief. The company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit.

In July 2014, we received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the Fiscal 2015 Refinancing. We have been cooperating and intend to continue to cooperate with the SEC inquiry.

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

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.1	Amended and Restated Cash Collateral Agreement dated as of July 10, 2014, by and among the Company, The Royal Bank of Scotland PLC and The Royal Bank of Scotland PLC, RBS PLC (Connecticut) branch

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: September 8, 2014	By:	/s/ Eric W. Kirchner
Eric W. Kirchner
Chief Executive Officer

Date: September 8, 2014	By:	/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.1	Amended and Restated Cash Collateral Agreement dated as of July 10, 2014, by and among the Company, The Royal Bank of Scotland PLC and The Royal Bank of Scotland PLC, RBS PLC (Connecticut) branch

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement