Form 10-Q
period 2014-10-31
UTi WORLDWIDE INC
filed 2014-12-09
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

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

At December 4, 2014, the number of shares outstanding of the issuer’s ordinary shares of no par value was 105,458,745.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended October 31, 2014

- i -

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UTi Worldwide Inc.

Condensed Consolidated Balance Sheets

As of October 31, 2014 and January 31, 2014

(in thousands, except share amounts)

	October 31, 2014	January 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$191,869	$204,384
Cash held as collateral	32,801	—
Trade receivables (net of allowances for doubtful accounts of $18,396 and $23,391 as of October 31, 2014 and January 31, 2014, respectively)	1,080,406	977,885
Deferred income taxes	10,116	8,889
Other current assets	157,024	154,465

Total current assets	1,472,216	1,345,623

Property, plant and equipment (net of accumulated depreciation of $266,183 and $234,054 as of October 31, 2014 and January 31, 2014, respectively)	207,696	222,036
Goodwill	295,218	298,498
Other intangible assets, net	152,201	166,369
Investments	1,034	1,075
Deferred income taxes	13,112	11,693
Other non-current assets	50,189	36,768

Total assets	$2,191,666	$2,082,062

LIABILITIES & EQUITY
Bank lines of credit	$83,109	$260,700
Short-term borrowings	10,037	7,551
Current portion of long-term borrowings	1,776	3,488
Current portion of capital lease obligations	11,994	12,374
Trade payables and other accrued liabilities	752,274	754,965
Income taxes payable	19,742	17,877
Deferred income taxes	3,348	3,236

Total current liabilities	882,280	1,060,191

Long-term borrowings, excluding current portion	366,297	205,862
Capital lease obligations, excluding current portion	61,104	60,784
Deferred income taxes	14,700	14,390
Other non-current liabilities	36,744	38,098

Convertible preference shares	178,732	—

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock - ordinary shares of no par value; issued and outstanding 105,457,141 and 104,821,581 shares as of October 31, 2014 and January 31, 2014, respectively	572,204	517,762
Retained earnings	211,624	313,974
Accumulated other comprehensive loss	(147,057)	(143,317)

Total UTi Worldwide Inc. shareholders’ equity	636,771	688,419
Non-controlling interests	15,038	14,318

Total equity	651,809	702,737

Total liabilities and equity	$2,191,666	$2,082,062

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended October 31, 2014 and 2013

(in thousands, except share and per share amounts)

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues	$1,078,279	$1,154,406	$3,214,513	$3,364,477

Purchased transportation costs	697,261	760,913	2,059,367	2,209,601
Staff costs	218,105	221,075	668,151	665,567
Depreciation	14,207	13,628	42,235	39,766
Amortization of intangible assets	7,398	5,730	21,417	11,276
Severance and other	23,674	13,184	25,964	19,033
Other operating expenses	139,843	132,630	415,746	397,936

Operating (loss)/income	(22,209)	7,246	(18,367)	21,298
Interest income	6,332	3,190	17,624	12,683
Interest expense	(16,889)	(8,113)	(46,844)	(24,346)
Loss on debt extinguishment	—	—	(21,820)	—
Other expense, net	(205)	(294)	(1,201)	(1,256)

Pretax (loss)/income	(32,971)	2,029	(70,608)	8,379
Provision for income taxes	2,293	9,334	21,573	30,054

Net loss	(35,264)	(7,305)	(92,181)	(21,675)
Net (loss)/income attributable to non-controlling interests	(1,269)	1,770	1,940	4,262

Net loss attributable to UTi Worldwide Inc.	$(33,995)	$(9,075)	$(94,121)	$(25,937)

Basic and diluted loss per common share attributable to UTi Worldwide Inc. common shareholders	$(0.35)	$(0.09)	$(0.97)	$(0.25)

Cash dividends declared per common share	$—	$—	$—	$0.06

Number of weighted average common shares outstanding used for per share calculations
Basic and diluted shares	105,438,911	104,746,663	105,257,604	104,450,366

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended October 31, 2014 and 2013

(in thousands)

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net loss	$(35,264)	$(7,305)	$(92,181)	$(21,675)
Other comprehensive (loss)/income:
Foreign currency translation	(19,967)	2,478	(3,778)	(19,647)
Defined benefit pension plan adjustments	224	(75)	234	346

Other comprehensive (loss)/income	(19,743)	2,403	(3,544)	(19,301)

Comprehensive loss, before non-controlling interests	(55,007)	(4,902)	(95,725)	(40,976)
Comprehensive (loss)/income attributable to non-controlling interests	(1,759)	1,692	2,136	3,081

Comprehensive loss attributable to UTi Worldwide Inc.	$(53,248)	$(6,594)	$(97,861)	$(44,057)

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended October 31, 2014 and 2013

(in thousands)

	Nine months ended October 31,
	2014	2013
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(92,181)	$(21,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation costs	10,365	9,782
Depreciation	42,235	39,766
Amortization of intangible assets	21,417	11,276
Amortization of debt issuance costs	2,805	524
Make-whole payment	20,830	—
Accretion of convertible senior notes	5,290	—
Deferred income taxes	(2,615)	7,102
Uncertain tax positions	792	(4)
Gain on disposal of property, plant and equipment	(522)	(548)
Provision for doubtful accounts	4,328	4,220
Net proceeds from the sale of trade receivables	—	20,211
Installment receivable impairment and other	20,449	3,375
Changes in operating assets and liabilities:
Increase in trade receivables	(144,132)	(240,226)
(Increase)/decrease in other current assets	(1,496)	7,860
(Decrease)/increase in trade payables	(7,943)	41,571
Increase in accrued liabilities and other liabilities	14,781	47,904

Net cash used in operating activities	(105,597)	(68,862)

INVESTING ACTIVITIES:
Net increase in cash held as collateral	(32,801)	—
Purchases of property, plant and equipment, excluding software	(20,989)	(36,545)
Proceeds from disposals of property, plant and equipment	4,058	3,583
Purchases of software and other intangible assets	(9,845)	(27,484)
Net increase in other non-current assets	(560)	(3,292)

Net cash used in investing activities	(60,137)	(63,738)

FINANCING ACTIVITIES:
Proceeds from issuances of long-term borrowings	404,644	639
Proceeds from issuance of preference shares	175,000	—
Borrowings from bank lines of credit	183,569	307,780
Repayments of bank lines of credit	(356,387)	(231,985)
Net (repayments)/borrowings under revolving lines of credit	(3,012)	23,175
Net increase in short-term borrowings	2,472	1,031
Repayments of long-term borrowings	(203,517)	(5,514)
Make-whole payment	(20,830)	—
Debt and preferred shares issuance costs	(25,789)	—
Repayments of capital lease obligations	(10,770)	(10,168)
Distributions to non-controlling interests and other	(1,416)	(2,180)
Ordinary shares settled under share-based compensation plans	(1,807)	(2,487)
Proceeds from issuance of ordinary shares	89	3,345
Dividends paid	—	(6,282)

Net cash provided by financing activities	142,246	77,354

Effect of foreign exchange rate changes on cash and cash equivalents	10,973	(10,810)

Net decrease in cash and cash equivalents	(12,515)	(66,056)

Cash and cash equivalents at beginning of period	204,384	237,276

Cash and cash equivalents at end of period	$191,869	$171,220

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended October 31, 2014 and 2013 (Unaudited)

NOTE 1. Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of October 31, 2014 and January 31, 2014, and the consolidated statements of operations, comprehensive loss and cash flows for the three and nine months ended October 31, 2014 and 2013. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended October 31, 2014 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2015 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.

Fiscal 2015 Refinancing. In March 2014, the Company completed a number of actions to address certain liquidity and covenant challenges (which actions are collectively referred to herein as the Fiscal 2015 Refinancing). These actions included, but are not limited to:

•	The completion of a private offering of our $400,000 principal amount of convertible senior notes due 2019 (which we refer to as the 2019 Notes).

•	The completion of a private offering of our Series A 7.0% Convertible Preference Shares (the Convertible Preference Shares) to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175,000.

•	Certain of the Company’s United States (U.S.) and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility) that provides commitments of up to $150,000.

•	The Company (i) repaid all of the $200,000 aggregate principal amount of our private placement notes issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of $20,830, (ii) refinanced indebtedness which was then outstanding under certain of our previously outstanding credit facilities and terminated those credit facilities, and (iii) in connection with the termination of certain facilities, provided cash collateral of $50,025 for outstanding letters of credit and bank guarantees thereunder.

Loss on debt extinguishment for the nine months ended October 31, 2014, includes the make-whole payment of $20,830 paid to the holders of the 2013 Notes and a non-cash charge of $990 related to the acceleration of unamortized debt issuance costs related to the 2013 Notes and facilities extinguished as part of the Fiscal 2015 Refinancing.

Use of Estimates. The preparation of the consolidated financial statements in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, certain estimates relating to the Company’s business transformation initiatives, including useful life assumptions and the dates at which certain software applications became (or will become) ready for their intended use (both of which impact the timing and amount of amortization), revenue recognition, income taxes, allowances for doubtful accounts, the initial and recurring valuation of certain assets acquired and liabilities assumed through business combinations (including goodwill, indefinite lived intangible assets, and contingent liabilities), impairment of long-lived assets, and contingencies. Actual results could differ from those estimates.

South African Installment Receivable Agreement. On July 4, 2014, the Company entered into a South African rand (ZAR) 205,000 ($18,756 as of October 31, 2014) installment receivable agreement with a client in South Africa relating to an unpaid receivable balance. Including the installment agreement, total amounts receivable from the client are approximately $25,266 as of October 31, 2014.

On September 19, 2014, the Company was notified that the client had entered into the South African equivalent of bankruptcy proceedings in the U.S., referred to as Business Rescue Proceedings. While the client continues to have a presence in the South African mining industry and is currently in negotiations with several third parties regarding a possible reorganization and restructuring, based on the Company’s participation in the negotiations during the third quarter of fiscal year 2015, the Company currently believes a successful reorganization of the client is unlikely. As a result, the Company has impaired amounts under this installment receivable agreement and other receivables. Included in severance and other expenses during the third quarter of fiscal year 2015, are expenses of $19,594 for the quarter ended October 31, 2014 resulting from this impairment. After the effects of the impairment, amounts presently included in trade receivables, representing amounts considered collectible and proceeds from insurance which are not considered contingent, are $5,327 as of October 31, 2014.

The Company has filed an insurance claim of ZAR 180,500 ($16,514 as of October 31, 2014) under the terms of an insurance policy covering the installment receivable agreement and other receivables. As of the date of this filing, the insurance company has neither accepted nor repudiated the claim. While the Company believes it should ultimately recover a substantial amount of this claim, all or a portion of the claim may be subject to litigation between the Company and the insurance company. The Company intends to vigorously pursue all of its remedies under the insurance policy in effect as of the date of loss. In accordance with accounting standards, the Company has not recognized the effects of any future insurance recovery and the Company will recognize the effects of any insurance recovery only when the amounts are known.

In addition to amounts which may be recoverable under the Company’s insurance policy, the installment receivable agreement and other receivables from the client are secured by guarantees from other entities as well as a personal guarantee from the sole shareholder of the client company. The Company is continuing to pursue its remedies under these guarantees. No assurance can be given as to the outcome of such pursuit.

Revenues from this client were immaterial for the three months ended October 31, 2014 and were $2,473 for the nine months ended October 31, 2014. Revenues from this client were $24,685 and $49,411 for the three and nine months ended October 31, 2013.

Foreign Currency Translation. Included in other expense, net, are net losses of $205 and $1,201 on foreign exchange for the three and nine months ended October 31, 2014, respectively. Included in other expense, net, are net losses of $294 and $1,256 on foreign exchange for the three and nine months ended October 31, 2013, respectively.

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

Provision for income taxes was $2,293 and $21,573 for the three and nine months ended October 31, 2014, respectively. Provision for income taxes was $9,334 and $30,054 for the three and nine months ended October 31, 2013, respectively. The out of period adjustments to income tax expense for the three and nine months ended October 31, 2013 were zero and $6,098, respectively, due to the increase of valuation allowances on certain deferred tax assets. Management has concluded that this correction is immaterial.

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

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $213,255 of these deposits were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States of America (U.S.) as of October 31, 2014.

Cash Held as Collateral. In connection with the Fiscal 2015 Refinancing, certain of the Company’s credit facilities, as described in Note 11, “Borrowings”, were terminated in March 2014 and the Company provided cash collateral to secure the letters of credit and bank guarantees which were then outstanding. As of October 31, 2014, $32,801 of cash remains subject to such collateral arrangements. The usage of such cash is restricted pursuant to the applicable agreements.

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

Proposed Amendments to Current Accounting Standards. Updates to existing accounting standards and exposure drafts, lease accounting, loss contingencies and fair value measurements, among other items that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 2. Acquisitions

The Company did not complete any acquisitions during the three and nine months ended October 31, 2014.

NOTE 3. Earnings per Share

Earnings per share is calculated as follows:

	Loss	Weighted Average Number of Ordinary Shares	Per Share Amount
For the three months ended October 31, 2014:
Basic earnings per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(33,995)	105,438,911
Less: Dividends in-kind on Convertible Preference Shares	(3,169)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(37,164)	105,438,911	$(0.35)

Diluted earnings per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(37,164)	105,438,911
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(37,164)	105,438,911	$(0.35)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		2,857,152
Convertible Preference Shares		13,060,551
2019 Notes		27,588,120

Total weighted average anti-diluted shares excluded from computation		43,505,823

For the three months ended October 31, 2013:
Basic earnings per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(9,075)	104,746,663
Less: Dividends in-kind on Convertible Preference Shares	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(9,075)	104,746,663	$(0.09)

Diluted earnings per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(9,075)	104,746,663
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(9,075)	104,746,663	$(0.09)

	Loss	Weighted Average Number of Ordinary Shares	Per Share Amount
For the nine months ended October 31, 2014:

Basic earnings per share:

Net loss attributable to UTi Worldwide Inc. common shareholders	$(94,121)	105,257,604

Less: Dividends in-kind on Convertible Preference Shares	(8,229)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(102,350)	105,257,604	$(0.97)

Diluted earnings per share:

Loss attributable to UTi Worldwide Inc. common shareholders	$(102,350)	105,257,604

Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(102,350)	105,257,604	$(0.97)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		3,168,680
Convertible Preference Shares		11,345,288
2019 Notes		24,306,262

Total weighted average anti-diluted shares excluded from computation		38,820,230

For the nine months ended October 31, 2013:

Basic earnings per share:

Net loss attributable to UTi Worldwide Inc. common shareholders	$(25,937)	104,450,366
Less: Dividends in-kind on Convertible Preference Shares	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(25,937)	104,450,366	$(0.25)

Diluted earnings per share:

Loss attributable to UTi Worldwide Inc. common shareholders	$(25,937)	104,450,366

Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(25,937)	104,450,366	$(0.25)

Weighted-average diluted shares outstanding exclude shares representing stock awards that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period or do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share. For the three and nine months ended October 31, 2014, no incremental common shares are included in the computation of diluted earnings per share, as the Company had a net loss.

NOTE 4. Equity

UTi Worldwide Inc. Shareholders’ Equity. Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc. Shareholders’ Equity
	Common Stock	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total Equity
Balance at February 1, 2014	$517,762	$313,974	$(143,317)	$14,318	$702,737
Net (loss)/income	—	(94,121)	—	1,940	(92,181)
Other comprehensive (loss)/income	—	—	(3,740)	196	(3,544)
Shared-based compensation	10,365	—	—	—	10,365
Ordinary shares settled under share-based compensation plans	(1,799)	—	—	—	(1,799)
2019 Notes original issue discount	47,690	—	—	—	47,690
Allocation of debt issuance costs	(1,814)	—	—	—	(1,814)
Dividends in-kind on Convertible Preference Shares payable	—	(8,229)	—	—	(8,229)
Non-controlling interests and other	—	—	—	(1,416)	(1,416)

Balance at October 31, 2014	$572,204	$211,624	$(147,057)	$15,038	$651,809

Balance at February 1, 2013	$505,237	$396,946	$(92,348)	$14,347	$824,182
Net (loss)/income	—	(25,937)	—	4,262	(21,675)
Other comprehensive loss	—	—	(18,120)	(1,181)	(19,301)
Shared-based compensation	13,127	—	—	—	13,127
Ordinary shares settled under share-based compensation plans	(2,487)	—	—	—	(2,487)
Dividends	—	(6,282)	—	—	(6,282)
Non-controlling interests and other	(1,219)	—	—	(2,180)	(3,399)

Balance at October 31, 2013	$514,658	$364,727	$(110,468)	$15,248	$784,165

Accumulated Other Comprehensive Loss. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss (AOCI) before- and after-tax:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at August 1, 2014	$(123,187)	$(4,617)	$(127,804)
Other comprehensive loss before reclassifications, before tax	(32,461)	—	(32,461)
Tax-effect	12,984	—	12,984

Other comprehensive loss before reclassifications, after tax	(19,477)	—	(19,477)

Amounts reclassified from AOCI, before tax	—	298	298
Tax-effect	—	(74)	(74)

Amounts reclassified from AOCI, after tax	—	224	224

Net current-period other comprehensive (loss)/income	(19,477)	224	(19,253)

Balance at October 31, 2014	$(142,664)	$(4,393)	$(147,057)

Balance at August 1, 2013	$(106,341)	$(6,608)	$(112,949)
Other comprehensive income before reclassifications, before tax	4,260	—	4,260
Tax-effect	(1,704)	—	(1,704)

Other comprehensive income before reclassifications, after tax	2,556	—	2,556

Amounts reclassified from AOCI, before tax	—	(97)	(97)
Tax-effect	—	22	22

Amounts reclassified from AOCI, after tax	—	(75)	(75)

Net current-period other comprehensive income/(loss)	2,556	(75)	2,481

Balance at October 31, 2013	$(103,785)	$(6,683)	$(110,468)

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at February 1, 2014	$(138,690)	$(4,627)	$(143,317)
Other comprehensive loss before reclassifications, before tax	(6,623)	—	(6,623)
Tax-effect	2,649	—	2,649

Other comprehensive loss before reclassifications, after tax	(3,974)	—	(3,974)

Amounts reclassified from AOCI, before tax	—	311	311
Tax-effect	—	(77)	(77)

Amounts reclassified from AOCI, after tax	—	234	234

Net current-period other comprehensive (loss)/income	(3,974)	234	(3,740)

Balance at October 31, 2014	$(142,664)	$(4,393)	$(147,057)

Balance at February 1, 2013	$(85,319)	$(7,029)	$(92,348)
Other comprehensive loss before reclassifications, before tax	(30,777)	—	(30,777)
Tax-effect	12,311	—	12,311

Other comprehensive loss before reclassifications, after tax	(18,466)	—	(18,466)

Amounts reclassified from AOCI, before tax	—	494	494
Tax-effect	—	(148)	(148)

Amounts reclassified from AOCI, after tax	—	346	346

Net current-period other comprehensive (loss)/income	(18,466)	346	(18,120)

Balance at October 31, 2013	$(103,785)	$(6,683)	$(110,468)

The effects on net (loss)/income of significant amounts reclassified out of each component of AOCI are summarized as follows:

		Three months ended October 31,		Nine months ended October 31,
		2014	2013	2014	2013
Details about AOCI components	Affected line item on the consolidated statements of operations	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI
Defined benefit plans:
Amortization of net actuarial gain	Staff costs	$43	$87	$131	$263
Amortization of net transition obligation	Staff costs	—	4	—	13
Amortization of prior service benefit	Staff costs	4	—	13	—
Foreign currency translation	Staff costs	251	(188)	167	218

	Pretax income/(loss)	298	(97)	311	494
	(Benefit)/provision for income taxes	(74)	22	(77)	(148)

Total reclassification for the period	Net income/(loss)	$224	$(75)	$234	$346

Convertible Preference Shares. On March 4, 2014, the Company issued to an affiliate of its largest shareholder, P2 Capital, $175,000 of its Convertible Preference Shares. Included in temporary equity as of October 31, 2014, is

$178,732, reflecting the issuance of $175,000 net of allocated issuance costs of $4,497 and the subsequent accrual of the dividends paid-in kind of $8,229. The Convertible Preference Shares rank senior to the Company’s ordinary shares with respect to dividend rights and rights upon our liquidation, winding-up and dissolution. The Company expects that dividends on the Convertible Preference Shares will be paid in kind quarterly. Such dividends started to accrue on June 1, 2014 and will continue until March 1, 2017 or the earlier conversion of the Convertible Preference Shares. The dividend rate is 7.0% for paid-in-kind dividends and 8% for cash dividends paid in the limited circumstances provided by the terms of the Convertible Preference Shares. The Convertible Preference Shares became convertible at any time at the holder’s option into the Company’s ordinary shares (or a combination of ordinary shares and cash in certain circumstances) as of September 5, 2014 based on an initial conversion price of $13.8671. The Company may, at its option, cause a mandatory conversion of the Convertible Preference Shares if the Company’s ordinary shares equal or exceed a certain closing price threshold over a specified trading period at any time following March 1, 2017. In addition, if certain specified fundamental changes occur prior to March 1, 2017, the holders of the Convertible Preference Shares will have the right to convert their Convertible Preferred Shares and be entitled to a fundamental change dividend make-whole amount. Until March 1, 2017, the holders of the Convertible Preference Shares have pre-emptive rights with respect to certain of the company’s equity securities for so long as they own a number of Convertible Preference Shares convertible into at least 6,309,896 ordinary shares.

NOTE 5. Segment Reporting

As a result of the implementation of the Company’s new freight forwarding operating system in certain of its operating locations, differences in classification exist between the presentation of product line revenues and purchase transportation costs for the three and nine months ended October 31, 2014 with the same categories for the corresponding prior year period. This is the result of the Company’s system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to ocean-freight import shipments whereby the Company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and are now recognized in the customs brokerage product. The amount of the differences in classification for the respective periods presented is not readily available and significant effort and excessive cost would be involved in classifying the individual transactions in the legacy applications in a consistent manner with the new operating system making conforming changes impracticable. Accordingly, the comparability of the product line information for the periods presented has been impacted and will be impacted in the near-term.

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended October 31, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$689,807	$388,472	$—	$1,078,279

Purchased transportation costs	523,942	173,319	—	697,261
Staff costs	104,492	104,442	9,171	218,105
Depreciation	4,245	8,546	1,416	14,207
Amortization of intangible assets	6,472	926	—	7,398
Severance and other	22,139	1,318	217	23,674
Other operating expenses	47,842	82,076	9,925	139,843

Total operating expenses	709,132	370,627	20,729	1,100,488

Operating (loss)/income	$(19,325)	$17,845	$(20,729)	(22,209)

Interest income				6,332
Interest expense				(16,889)
Other expense, net				(205)

Pretax loss				(32,971)
Provision for income taxes				2,293

Net loss				(35,264)
Net loss attributable to non-controlling interests				(1,269)

Net loss attributable to UTi Worldwide Inc.				$(33,995)

Capital expenditures for property, plant and equipment	$4,956	$7,695	$75	$12,726

Capital expenditures for internally developed software	$—	$497	$2,780	$3,277

Segment assets	$1,297,943	$645,271	$248,452	$2,191,666

	Three months ended October 31, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$778,446	$375,960	$—	$1,154,406

Purchased transportation costs	596,663	164,250	—	760,913
Staff costs	108,985	103,582	8,508	221,075
Depreciation	4,269	7,994	1,365	13,628
Amortization of intangible assets	4,404	1,205	121	5,730
Severance and other	6,083	7,004	97	13,184
Other operating expenses	44,390	79,485	8,755	132,630

Total operating expenses	764,794	363,520	18,846	1,147,160

Operating income/(loss)	$13,652	$12,440	$(18,846)	7,246

Interest income				3,190
Interest expense				(8,113)
Other expense, net				(294)

Pretax income				2,029
Provision for income taxes				9,334

Net loss				(7,305)
Net income attributable to non-controlling interests				1,770

Net loss attributable to UTi Worldwide Inc.				$(9,075)

Capital expenditures for property, plant and equipment	$7,245	$9,130	$305	$16,680

Capital expenditures for internally developed software	$—	$515	$15,378	$15,893

Segment assets	$1,343,246	$650,672	$200,799	$2,194,717

	Nine months ended October 31, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,081,720	$1,132,793	$—	$3,214,513

Purchased transportation costs	1,559,265	500,102	—	2,059,367
Staff costs	327,642	312,365	28,144	668,151
Depreciation	13,071	24,890	4,274	42,235
Amortization of intangible assets	18,586	2,831	—	21,417
Severance and other	23,649	1,578	737	25,964
Other operating expenses	144,419	243,677	27,650	415,746

Total operating expenses	2,086,632	1,085,443	60,805	3,232,880

Operating (loss)/income	$(4,912)	$47,350	$(60,805)	(18,367)

Interest income				17,624
Interest expense				(46,844)
Loss on debt extinguishment				(21,820)
Other expense, net				(1,201)

Pretax loss				(70,608)
Provision for income taxes				21,573

Net loss				(92,181)
Net income attributable to non-controlling interests				1,940

Net loss attributable to UTi Worldwide Inc.				$(94,121)

Capital expenditures for property, plant and equipment	$12,559	$18,239	$81	$30,879

Capital expenditures for internally developed software	$—	$1,123	$6,970	$8,093

Segment assets	$1,297,943	$645,271	$248,452	$2,191,666

	Nine months ended October 31, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,266,765	$1,097,712	$—	$3,364,477

Purchased transportation costs	1,732,000	477,601	—	2,209,601
Staff costs	322,856	314,999	27,712	665,567
Depreciation	12,491	23,356	3,919	39,766
Amortization of intangible assets	6,645	3,648	983	11,276
Severance and other	8,512	8,313	2,208	19,033
Other operating expenses	136,969	237,205	23,762	397,936

Total operating expenses	2,219,473	1,065,122	58,584	3,343,179

Operating income/(loss)	$47,292	$32,590	$(58,584)	21,298

Interest income				12,683
Interest expense				(24,346)
Other expense, net				(1,256)

Pretax income				8,379
Provision for income taxes				30,054

Net loss				(21,675)
Net income attributable to non-controlling interests				4,262

Net loss attributable to UTi Worldwide Inc.				$(25,937)

Capital expenditures for property, plant and equipment	$23,863	$19,891	$4,863	$48,617

Capital expenditures for internally developed software	$—	$531	$34,290	$34,821

Segment assets	$1,343,246	$650,672	$200,799	$2,194,717

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

The following table shows the revenues attributable to the Company’s geographic regions, EMENA (which is comprised of Europe, Middle East and North Africa), the Americas, Asia Pacific and Africa:

	Three months ended October 31,
	2014			2013
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$211,773	$58,244	$270,017	$220,317	$58,031	$278,348
Americas	126,763	223,994	350,757	164,113	206,693	370,806
Asia Pacific	275,278	23,133	298,411	262,281	22,567	284,848
Africa	75,993	83,101	159,094	131,735	88,669	220,404

Total	$689,807	$388,472	$1,078,279	$778,446	$375,960	$1,154,406

	Nine months ended October 31,
	2014			2013
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$650,254	$176,747	$827,001	$648,940	$167,898	$816,838
Americas	406,235	644,337	1,050,572	519,652	600,134	1,119,786
Asia Pacific	790,440	64,907	855,347	745,549	61,413	806,962
Africa	234,791	246,802	481,593	352,624	268,267	620,891

Total	$2,081,720	$1,132,793	$3,214,513	$2,266,765	$1,097,712	$3,364,477

The following table shows long-lived assets attributable to the Company’s geographic regions:

	October 31, 2014	January 31, 2014
EMENA	$40,738	$48,129
Americas	58,024	58,166
Asia Pacific	30,315	34,581
Africa	78,619	81,160

Total	$207,696	$222,036

The following table shows long-lived assets attributable to specific countries:

	October 31, 2014	January 31, 2014
United States	$53,336	$53,122
South Africa	77,110	79,207
China	15,095	16,595
Spain	5,311	6,590
All others	56,844	66,522

Total	$207,696	$222,036

The following table shows revenues attributable to specific countries:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
United States	$296,047	$312,710	$881,749	$935,740
South Africa	153,070	208,879	465,659	591,979
China	129,662	120,409	361,444	327,369
Germany	44,099	39,210	134,016	124,273
All others	455,401	473,198	1,371,645	1,385,116

Total	$1,078,279	$1,154,406	$3,214,513	$3,364,477

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Revenues:
Airfreight forwarding	$319,057	$342,447	$955,407	$1,021,396
Ocean freight forwarding	264,265	334,622	807,758	957,087
Customs brokerage	55,854	37,948	162,680	100,074
Contract logistics	199,142	190,699	583,833	557,758
Distribution	164,604	157,301	470,561	450,257
Other	75,357	91,389	234,274	277,905

Total	$1,078,279	$1,154,406	$3,214,513	$3,364,477

Purchased transportation costs:
Airfreight forwarding	$250,968	$263,162	$737,700	$788,560
Ocean freight forwarding	216,302	279,388	666,875	801,711
Customs brokerage	9,965	7,317	32,912	12,691
Contract logistics	50,436	44,858	142,498	135,272
Distribution	114,436	110,096	328,871	314,308
Other	55,154	56,092	150,511	157,059

Total	$697,261	$760,913	$2,059,367	$2,209,601

NOTE 6. Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at January 31, 2014	$167,672	$130,826	$298,498
Foreign currency translation adjustment	(4,297)	1,017	(3,280)

Balance at October 31, 2014	$163,375	$131,843	$295,218

In accordance with ASC 350, Intangibles – Goodwill and Other (ASC 350), the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. No impairment was recognized during the nine months ended October 31, 2014. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $193,502 at October 31, 2014 and January 31, 2014, all of which is included in the Company’s Contract Logistics and Distribution segment.

The Company experienced a significant decline of market capitalization during the first quarter of fiscal 2015 following the announcement of the Fiscal 2015 Refinancing. For the purposes of the Company’s goodwill impairment evaluation this was considered to be an indicator that impairment may have occurred in the Company’s freight forwarding reporting unit. Accordingly, during the quarter ended April 30, 2014 the Company performed an interim test of recoverability of its goodwill and intangible assets in its freight forwarding reporting unit and no impairment was identified.

Other Intangible Assets. Amortizable intangible assets at October 31, 2014 and January 31, 2014 relate primarily to software applications internally-developed by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at October 31, 2014 and January 31, 2014 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at October 31, 2014
Internally-developed software	$168,606	$(31,812)	$136,794	6.8
Client relationships	76,747	(62,344)	14,403	8.8
Non-compete agreements	150	(55)	95	4.5
Other	3,630	(3,630)	—	3.7

Total	$249,133	$(97,841)	$151,292

Balance at January 31, 2014
Internally-developed software	$160,490	$(16,202)	$144,288	6.8
Client relationships	79,767	(58,748)	21,019	8.8
Non-compete agreements	286	(169)	117	4.5
Other	3,634	(3,596)	38	3.7

Total	$244,177	$(78,715)	$165,462

The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years and thereafter ended January 31:

2015 (remainder)	$7,659
2016	29,719
2017	27,772
2018	24,491
2019	22,707
2020 and thereafter	38,944

The Company had $909 and $907 of intangible assets not subject to amortization at October 31, 2014 and January 31, 2014, respectively, related primarily to acquired trade names.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Nine months ended October 31,
	2014	2013
Net cash paid for:
Interest	$37,692	$24,701
Make-whole payment	20,830	—
Income taxes	24,558	6,045
Withholding taxes	—	274
Non-cash activities:
Capital lease and other obligations to acquire assets	9,890	11,845
Net change to other obligations incurred to internally-developed software	(1,752)	(677)
2019 Notes original issuance discount	47,690	—
Dividends in-kind on Convertible Preference Shares payable	8,229	—

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

Exchange control laws and regulations. Some of the Company’s subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to UTi. Total net assets which may not be transferred to UTi in the form of loans, advances, or cash dividends by the Company’s subsidiaries without the consent of a third party was approximately 14% of the Company’s consolidated total net assets as of the end of the most recent fiscal year.

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

Industry-Wide Anti-Trust Investigations. On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $3,869 at October 31, 2014) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court and oral arguments before the EU’s General Court in Luxembourg were heard in October 2014.

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

Matters Related to the Fiscal 2015 Financing. On March 17, 2014, a putative securities class action lawsuit was filed against the Company and certain of its executives in the United States District Court for the Central District of California. As amended on September 5, 2014, the complaint, which is captioned Michael J. Angley, individually and on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner, Richard G. Rodick, Edward G. Feitzinger and Jeffrey W. Misakian, No. 2:14-cv-02066, generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the SEC between March 28, 2013 and February 26, 2014, material facts relating to the Company’s liquidity position, financial condition, financial covenants, financial systems and freight forwarding operating system. The complaint seeks unspecified damages and other relief. The Company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. All defendants moved to dismiss on November 4, 2014.

In July 2014, the Company received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the Fiscal 2015 Refinancing. In September 2014, the Company received a similar subpoena directed to the members of the Audit Committee of the Board of Directors. The Company has been cooperating and intends to continue to cooperate with the SEC inquiry.

NOTE 9. Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Service cost	$479	$509	$1,477	$1,512
Interest cost	454	468	1,392	1,418
Expected return on plan assets	(435)	(415)	(1,333)	(1,258)
Amortization of net actuarial loss	47	91	144	276

Total	$545	$653	$1,680	$1,948

The Company contributed approximately $548 and $577, respectively, to its defined benefit plans for the three months ended October 31, 2014 and 2013. The Company contributed approximately $1,677 and $1,726, respectively, to its defined benefit plans for the nine months ended October 31, 2014 and 2013.

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

In addition to the 2009 LTIP, at October 31, 2014, the Company had share-based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the 2000 Employee Share Purchase Plan (2000 ESPP). The Company generally grants awards during the first quarter of each fiscal year. Performance share units (PSUs) will vest upon achievement of certain performance objectives at the end of the vesting period.

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

	Stock Options		Performance Share Units		Restricted Stock Units
2009 LTIP:	Shares Subject to Stock Options	Weighted Average Exercise Price	Performance Share Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at February 1, 2014	665,397	$16.37	—	$—	2,275,514	$15.99

Granted	—	$—	143,812	$10.04	1,437,204	$9.99
Exercised/vested	—	$—	—	$—	(660,081)	$16.21
Cancelled/forfeited	(28,401)	$17.15	—	$—	(292,120)	$14.49

Balance at October 31, 2014	636,996	$16.34	143,812	$10.04	2,760,517	$12.97

	Stock Options		Restricted Stock Units
2004 LTIP:	Shares Subject to Stock Options	Weighted Average Exercise Price	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at February 1, 2014	1,190,124	$20.43	108,628	$13.51

Granted	—	$—	—	$—
Exercised/vested	—	$—	(108,628)	$13.51
Cancelled/forfeited	(383,334)	$17.54	—	$—

Balance at October 31, 2014	806,790	$21.80	—	$—

	Restricted Stock Units
2004 Directors Incentive Plan:	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at February 1, 2014	35,688	$15.31

Granted	54,270	$9.95
Vested	(35,688)	$15.31
Cancelled	—	$—

Balance at October 31, 2014	54,270	$9.95

In connection with its share-based compensation plans, the Company recorded approximately $3,438 and $2,913 of share-based compensation expense for the three months ended October 31, 2014 and 2013, respectively. In connection with its share-based compensation plans, the Company recorded approximately $10,365 and $9,782 of share-based compensation expense for the nine months ended October 31, 2014 and 2013, respectively.

As of October 31, 2014, the Company had approximately $28,331 of unvested share-based compensation granted under all of the Company’s share-based compensation plans, which amounts will be expensed in full through April 2019.

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

In connection with the Company’s completion of the Fiscal 2015 Refinancing during the first quarter of fiscal 2015 the Company (i) completed a private placement of the 2019 Notes, (ii) completed the private offering of its Convertible Preference Shares, (iii) entered into the CitiBank Credit Facility (iv) repaid all of the $200,000 aggregate principal amount of its 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20,830, (v) refinanced indebtedness then outstanding under certain credit facilities and terminated those credit facilities, (vi) provided cash collateral for letters of credit and bank guarantees then outstanding under its credit facility (the 2011 RBS Facility) with The Royal Bank of Scotland (RBS) and a related facility and (vii) terminated its then outstanding credit facility with Nedbank Limited in London (the 2011 Nedbank Facility) (other than certain limited provisions which survive the termination of the agreement). The Company continues to maintain its South African rand credit facility, with Nedbank Limited in South Africa, (the South African Facilities Agreement), and

various other bank lines, letter of credit and credit facilities. The following table presents information about the facility limits and the aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of October 31, 2014:

	CitiBank Credit Facility(1)	Nedbank South African Facilities(2)	Other Facilities(3)	Total
Credit facility limit	$143,748	$52,150	$136,524	$332,422

Facility usage for cash withdrawals(4)	35,000	—	48,109	83,109
Letters of credit and guarantees outstanding	9,990	22,337	83,943	116,270

Total facility/usage	$44,990	$22,337	$132,052	$199,379

Available, unused capacity	$98,758	$29,813	$4,472	$133,043
Available for cash withdrawals	$98,758	$27,447	$—	$126,205

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (i) $150,000 or (ii) (a) the borrowing base calculation for the period less (b) letters of credit or guarantees outstanding less (c) outstanding cash withdrawals and reimbursement obligations.
(2)	In September 2014 the Company amended and restated its South African Facilities Agreement, which currently, provides for both: (i) a 680,000 ZAR revolving credit facility, which is comprised of a ZAR 380,000 working capital facility and a ZAR 300,000 letter of credit, guarantee, forward exchange contract and derivative instrument facility, and (ii) a ZAR 150,000 revolving asset-based finance facility, which consists of a capital lease line. Excluded from the table are amounts outstanding under the ZAR 150,000 revolving asset-based finance facility, which amounts are included under capital lease obligations on the Company’s consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $70,290 and $60,858 for the period ended October 31, 2014 and January 31, 2014, respectively.
(3)	Letters of credit and guarantees outstanding in this column are collateralized by the Company’s cash held as collateral.
(4)	Amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

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

Other Additional Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the CitiBank Credit Facility and the South African Facilities Agreement, the Company utilizes a number of financial institutions to provide the Company and its subsidiaries with additional credit, letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. The Company’s previous credit facility with Sumitomo Mitsui Banking (Sumitomo) Corporation terminated in accordance with its terms in October 2014 and all amounts which were then outstanding were repaid by the Company.

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

Short-term Borrowings. The Company also has a number of short-term borrowings issued by various parties, not covered under the facilities described above. The total of such bank borrowings was $10,037 and $7,551, respectively, at October 31, 2014 and January 31, 2014.

Long-term Borrowings. The following table presents information about the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes and other long-term borrowings as of October 31, 2014:

	2019 Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%

Balance at October 31, 2014:
Current portion of long-term borrowings	—	1,776	1,776
Long-term borrowings, excluding current portion	357,600	8,697	366,297

Total	$357,600	$10,473	$368,073

(1)	Amounts included in long-term borrowings as of the issuance date of the 2019 Notes, March 4, 2014, were initially reflected net of an initial discount of $47,690 reflecting the fair value of the conversion feature. The fair value of the conversion feature of the 2019 Notes has been bifurcated and presented in equity under common stock in the Company’s consolidated financial statements beginning in April 30, 2014. The amount included in long-term borrowings is accreting to the $400,000 redemption value using a discount rate of approximately 7.4%, which approximated the Company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2014 and January 31, 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
Balance at October 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$191,869	$191,869	$—	$—
Forward exchange contracts	—	—	—	—

Total	$191,869	$191,869	$—	$—

Liabilities:
Forward exchange contracts	$114	$—	$114	$—

Total	$114	$—	$114	$—

Balance at January 31, 2014
Assets:
Cash and cash equivalents	$204,384	$204,384	$—	$—
Forward exchange contracts	221	—	221	—

Total	$204,605	$204,384	$221	$—

Liabilities:
Forward exchange contracts	$116	$—	$116	$—

Total	$116	$—	$116	$—

Forward Exchange Contracts. The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

Fair Value Measurements on a Non-Recurring Basis. During the nine months ended October 31, 2014, the Company recognized the fair value of the conversion feature (also referred to by the Company as the “original issuance discount”), of the 2019 Notes at fair value on a non-recurring basis. In determining the fair value, the Company used inputs other than quoted prices in active markets that are observable, such as interest rates, comparable market yields on similar debt instruments and quantitative analysis of the Company’s profitability, leverage and other market conditions, which were applied to a present value model, and therefore were classified as Level 2. The original issue discount of the 2019 Notes was estimated to be $47,690 upon issuance. For further information on the 2019 Notes, see Note 11, “Borrowings.”

NOTE 13. Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated assets and liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of October 31, 2014 and 2013:

	October 31,
	2014	2013
Euro	$3,142	$4,919
U.S. Dollars	6,581	29,054
British Pound Sterling	570	1,452
All others	1,092	1,955

Total	$11,385	$37,380

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets and liabilities are included in trade receivables and payables, respectively. The Company had the following balances for foreign currency derivative assets and liabilities at October 31, 2014 and January 31, 2014:

	October 31, 2014	January 31, 2014
Foreign currency derivative assets	$—	$221
Foreign currency derivative liabilities	$114	$116

Net gains and losses on foreign currency derivatives as of October 31, 2014 and 2013 are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Net gains	$—	$267	$—	$142
Net losses	$199	$—	$114	$—

NOTE 14. Severance and Other

The following table shows a summary of severance and other charges:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Employee severance costs	$3,395	$10,540	$5,685	$16,389
Facility exit costs	685	2,644	685	2,644
Installment receivable impairment	19,594	—	19,594	—

Total	$23,674	$13,184	$25,964	$19,033

Employee severance costs. Employee severance costs incurred were related to the Company’s ongoing business transformation initiatives, which include redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a consistent organizational structure on a worldwide basis. These costs incurred by the Company were not incurred pursuant to a formal plan of restructuring or termination as defined in ASC 420, Exit or Disposal Cost Obligations or ASC 715, Compensation – Retirement Benefits. The Company has not adopted a formal plan of restructuring or termination pursuant to ASC 420 or ASC 715.

Facility exit costs. During the three and nine months ended October 31, 2014, the company incurred facility exit costs in connection with the closure of certain underutilized contract logistics facilities, in the Americas region. Amounts charged for facility exit cost for the three and nine months ended October 31, 2013, were incurred in connection with the closure of certain underutilized contract logistics facilities in Africa and Europe.

Installment receivable impairment. During the third quarter of fiscal 2015, the Company incurred an impairment charge of $19,594 in connection with an impairment of the South African Installment Receivable Agreement and other receivables. For further information, see Note 1, “Presentation of Financial Statements.” The Company has filed an insurance claim of ZAR 180,500 ($16,514 as of October 31, 2014) under the terms of an insurance policy covering the installment receivable agreement and other receivables. As of the date of the filing of this Form 10-Q, the Company’s insurance provider has neither accepted nor repudiated the claim filed by the Company. While the Company believes it should recover a substantial portion of this claim, all or a portion of the claim may become the subject of litigation between the Company and the insurance company. The Company intends to vigorously pursue all of its remedies under the insurance policy in effect as of the date of loss. In accordance with accounting standards, the Company has not recognized the effects of any future insurance recovery and the Company will recognize the effects of any insurance recovery only when the amounts are known.

Certain information regarding total employee severance and other costs by segment is summarized as follows:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Freight Forwarding	$22,139	$6,083	$23,649	$8,512
Contract Logistics and Distribution	1,318	7,004	1,578	8,313
Corporate	217	97	737	2,208

Total	$23,674	$13,184	$25,964	$19,033

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “UTi” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a consolidated entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements, Uncertainties and Other Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Quarterly Report which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” “projects,” or “continue” and other similar expressions or the negative of these terms or other comparable terms. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the Securities and Exchange Commission (SEC) (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K), those discussed elsewhere in this Quarterly Report, and the following: the Company’s ability to maintain sufficient liquidity and capital resources to fund its business; the Company’s ability to complete its business transformation initiatives in the timeframe anticipated and achieve the expected benefits; the Company’s ability to generate sufficient cash to service its debt and other obligations; delays or inability to pay by the Company’s customers; volatility with respect to global trade; global economic, political and market conditions and unrest, including those in Africa, Asia Pacific and EMENA (which is comprised of Europe, Middle East and North Africa); risks associated with the Company’s ongoing business transformation initiative, which include unanticipated difficulties, delays, additional costs and expenses as well as potential delays processing trade receivables or billing customers; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the Company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in interest and foreign exchange rates, particularly with respect to the South African rand; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of investigations by the governments of Brazil and Singapore into the international air freight and air cargo transportation industry; risks associated with the pending class action lawsuit and the subpoena we recently received from the SEC; risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the Company’s ability to retain clients while facing increased competition; the financial condition of the Company’s clients; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the impact of changes in the Company’s effective tax rates; the ability to remediate the material weakness in internal controls and maintain effective internal controls over financial reporting; the other risks and uncertainties described herein and in the Company’s other filings with the SEC; and other factors outside the Company’s control. All forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report. All of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligation to update any such forward-looking statements, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A

“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of the our Annual Report on Form 10-K including, without limitation, in our Quarterly Reports on Form 10-Q for the quarters ended April 31, 2014 and July 31, 2014) and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.

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

Matters Impacting Full Fiscal Year 2015. We expect costs associated with our 1View system to continue to negatively impact our operating results for the remainder of fiscal year 2015.

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

As a result of these and other factors, we expect to continue to incur net losses through the end of fiscal 2015. A number of factors, including those disclosed elsewhere herein and in our other filings with the SEC, could cause our actual results to differ from our expectations.

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

Acquisitions. We did not complete any acquisitions during the three and nine months ended October 31, 2014 and 2013, respectively.

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

Fiscal 2015 Refinancing. As previously disclosed, in March 2014 we undertook the following steps to address the liquidity and covenant challenges which we were then experiencing (we refer to these steps collectively as the Fiscal 2015 Refinancing). These steps included, but were not limited to:

•	We completed a private offering of our $400.0 million principal amount of convertible senior notes due 2019 (which we refer to as the 2019 Notes). After deducting fees and expenses, we received net proceeds from the offering of the 2019 Notes of $386.1 million.

•	We completed a private offering of our Series A 7.0% Convertible Preference Shares (the Convertible Preference Shares) to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175.0 million. We currently expect that dividends on the Convertible Preference Shares will be paid in kind quarterly starting on June 1, 2014 until March 1, 2017. The dividend rate is 7.0% for pay-in-kind dividends and 8.0% for cash dividends in the limited circumstances provided by the terms of the Convertible Preference Shares. For additional information regarding the terms of the Convertible Preference Shares, see Note 4 of the Notes to Financial Statements contained in Part I of this Form 10-Q.

•	Certain of our U.S. and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility) that provides commitments of up to $150.0 million, as more fully described below.

•	We (i) repaid all of the $200.0 million aggregate principal amount of our private placement notes which we issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million, (ii) refinanced indebtedness which was then outstanding under certain of our previously outstanding credit facilities and terminated those credit facilities, and (iii) in connection with the termination of certain facilities, provided cash collateral of approximately $50.0 million for outstanding letters of credit and bank guarantees thereunder.

In connection with the Fiscal 2015 Refinancing, the 2011 Royal Bank of Scotland (2011 RBS Facility) and certain other facilities were terminated in March 2014 and we provided cash collateral to secure the letters of credit and bank guarantees which were outstanding thereunder and which remain outstanding as of October 31, 2014. As of October 31, 2014, $32.8 million of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreements.

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the three and nine month periods ended October 31, 2014 compared to the three and nine month periods ended October 31, 2013. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2014, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, on file with the SEC. Our unaudited consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Three months ended October 31, 2014 compared to three months ended October 31, 2013

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended October 31, 2014 compared to the three months ended October 31, 2013:

Freight Forwarding

	Freight Forwarding Three months ended October 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$319,057	$342,447	$(23,390)	(7)%
Ocean freight forwarding	264,265	334,622	(70,357)	(21)
Customs brokerage	55,854	37,948	17,906	47
Other	50,631	63,429	(12,798)	(20)

Total revenues	689,807	778,446	(88,639)	(11)

Purchased transportation costs:
Airfreight forwarding	250,968	263,162	(12,194)	(5)
Ocean freight forwarding	216,302	279,388	(63,086)	(23)
Customs brokerage	9,965	7,317	2,648	36
Other	46,707	46,796	(89)	—

Total purchased transportations costs	523,942	596,663	(72,721)	(12)

Net revenues:
Airfreight forwarding	68,089	79,285	(11,196)	(14)
Ocean freight forwarding	47,963	55,234	(7,271)	(13)
Customs brokerage	45,889	30,631	15,258	50
Other	3,924	16,633	(12,709)	(76)

Total net revenues	165,865	181,783	(15,918)	(9)

Yields:
Airfreight forwarding	21.3%	23.2%
Ocean freight forwarding	18.1%	16.5%

Staff costs	104,492	108,985	(4,493)	(4)
Depreciation	4,245	4,269	(24)	(1)
Amortization of intangible assets	6,472	4,404	2,068	47
Severance and other	22,139	6,083	16,056	264
Other operating expenses	47,842	44,390	3,452	8

Operating (loss)/income	$(19,325)	$13,652	$(32,976)	(242)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $23.4 million, or 7%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $18.1 million, or 5% compared to the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, (i) $16.0 million of the decrease in airfreight forwarding revenues was attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms), (ii) $0.8 million of the decrease was attributable to a decline in our selling rates, caused in part by changes in product and lane-segment mix and lower carrier rates incurred by us, and (iii) $1.3 million of the decrease was attributable to reduced fuel surcharges.

Airfreight forwarding volumes decreased 6% for the three months ended October 31, 2014, compared to the corresponding prior year period. A portion of the decline in airfreight forwarding volumes resulted from a decline in overall airfreight tonnage which decline was attributable to our earlier efforts to shed lower-margin business globally in an effort to improve yields. Additionally, we experienced a decline in volumes shipped from our other existing clients. On a sequential basis, airfreight volumes increased 5% for the third quarter of fiscal 2015 compared to the second quarter of fiscal 2015.

Airfreight forwarding net revenues decreased $11.2 million, or 14%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $9.6 million, or 12% compared to the corresponding prior year period. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $9.6 million decrease in airfreight forwarding net revenues when calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a $4.7 million decrease attributable to a decrease of airfreight forwarding volumes, and (ii) a $4.9 million decrease attributable to an unfavorable difference between our buying rates and our selling rates.

Airfreight yields for the three months ended October 31, 2014 decreased approximately 190 basis points to 21.3% compared to 23.2% for the corresponding prior year period. On a sequential basis, airfreight yields of 21.3% for the third quarter of fiscal 2015 were 180 basis points lower when compared to airfreight yields of 23.1% for the second quarter of fiscal 2015.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $70.4 million, or 21%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $63.8 million or 20% compared to the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, (i) $78.1 million of the decrease was attributable to a combination of lower selling rates caused in part by reduced carrier rates, as well as a reclassification of certain revenues to our customs brokerage and other product as described more fully below, offset by (ii) an increase of $14.3 caused by an increase of ocean freight volumes. Ocean freight volumes (which we measure in terms of TEUs) increased 6% during the three months ended October 31, 2014 compared to the corresponding prior year period.

Ocean freight forwarding net revenues decreased $7.3 million, or 13%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues decreased $6.2 million or 12% compared to the corresponding prior year period. The decrease of $6.2 million in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was primarily caused by (i) a decrease of $8.8 which was attributable a combination of a decline of our selling rates, which decline was offset by a decline in our carrier rates, as well as a reclassification of certain revenues to our customs brokerage and other product, offset by (ii) a $2.6 million increase attributable to increased ocean freight volumes. Ocean freight yields for the three months ended October 31, 2014, increased 160 basis points to 18.1% compared to 16.5% for the corresponding prior year period. On a sequential basis, ocean freight yields of 18.1% for the third quarter of fiscal 2015 were higher than ocean freight yields of 16.8% for the second quarter of fiscal 2015.

Customs Brokerage and Other. Customs brokerage revenues increased $17.9 million, or 47%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $20.2 million, or 68% compared to the corresponding prior year period. The increase was largely due to reclassifications in connection with the deployment of the 1View system described below. In addition, customs clearances revenues increased for the three months ended October 31, 2014, compared to the corresponding prior year period, reflecting an increase in transactions. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $12.8 million, or 20%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $10.7 million, or 16% compared to the corresponding prior year period.

Customs brokerage net revenues increased $15.3 million, or 50%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $17.0 million.

As a result of the implementation of our new freight forwarding operating system in certain our operating locations, differences in classification exist between the presentation of product line revenues and purchase transportation costs for the three months ended October 31, 2014 compared with the same categories for the corresponding prior year period. The differences are the result of our system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to ocean-freight import shipments where we do not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and are now recognized in the customs brokerage product. The amount of the differences in classification for the respective periods presented is not readily available and significant effort and excessive cost would be involved in classifying the individual transactions in the legacy applications in a consistent manner with the new operating system making conforming changes impracticable. Accordingly, the comparability of the product line information for the periods presented has been impacted and will be impacted in the near-term.

Staff Costs. Staff costs in our Freight Forwarding segment decreased $4.5 million, or 4%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment decreased $2.2 million. As a percentage of our Freight Forwarding segment revenues, staff costs were 15% for the three months ended October 31, 2014 compared to 14% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven by changes in total shipment counts rather than changes in volumes; however, for the three months ended October 31, 2014, staff costs in our Freight Forwarding segment were negatively impacted by temporary costs associated with our transformation. The number of airfreight shipments declined 6% for the three months ended October 31, 2014 compared to the corresponding prior year period, which was offset by a slight decrease of ocean freight volumes during the same period.

Amortization of Intangible Assets. Amortization of intangible assets increased $2.1 million for the three months ended October 31, 2014, compared to the corresponding prior year period. Amortization expense with respect to our new freight forwarding operating system began in September 2013, and accordingly, we recorded additional amortization expense related to the new system for the full three month period ended October 31, 2014 compared to the corresponding prior year period where we only incurred two months of amortization expense.

Severance and Other. During the three months ended October 31, 2014 and 2013, we incurred severance and other costs in the Freight Forwarding segment of approximately $22.1 million and $6.1 million, respectively.

During the third quarter of fiscal 2015, we incurred an impairment charge of $19.6 million in connection with an impairment of the South African Installment Receivable Agreement and other receivables. For further information, see Note 1, “Presentation of Financial Statements.” We have filed an insurance claim of South African rand (ZAR) 180.5 million ($16.5 million as of October 31, 2014) under the terms of an insurance policy covering the installment receivable agreement and other receivables. As of the date of the filing of this Form 10-Q, our insurance provider has neither accepted nor repudiated the claim filed by us. While we believe we should recover a substantial portion of this claim, all or a portion of the claim may become the subject of litigation between us and the insurance company. We intend to vigorously pursue all of our remedies pursuant to the insurance policy in effect as of the date of loss. No assurance can be given as to the outcome of such pursuit. Revenues from this client were immaterial for the three months ended October 31, 2014 and $24.7 million for the three months ended October 31, 2013. In accordance with accounting standards, we have not recognized the effects of any future insurance recovery and we intend to recognize the effects of any insurance recovery only when the amounts are known.

Other costs included in severance and other were comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing and implementing our 1View system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC ASC 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715), we expect to incur additional severance costs related to these transformation activities through the fiscal year ending January 31, 2015.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment increased $3.5 million, or 8%, for the three months ended October 31, 2014, compared to the corresponding prior year period. Foreign currency fluctuations did not have a material impact on the change. Other operating expenses increased during the period primarily due to expenses related to the implementation of our 1View system.

Contract Logistics and Distribution

	Contract Logistics and Distribution Three months ended October 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Contract logistics	$199,142	$190,699	$8,443	4%
Distribution	164,604	157,301	7,303	5
Other	24,726	27,960	(3,234)	(12)

Total revenues	388,472	375,960	12,512	3

Purchased transportation costs:
Contract logistics	50,436	44,858	5,578	12
Distribution	114,436	110,096	4,340	4
Other	8,447	9,296	(849)	(9)

Total purchased transportations costs	173,319	164,250	9,069	6

Staff costs	104,442	103,582	860	1
Depreciation	8,546	7,994	552	7
Amortization of intangible assets	926	1,205	(279)	(23)
Severance and other	1,318	7,004	(5,686)	(81)
Other operating expenses	82,076	79,485	2,591	3

Operating income	$17,845	$12,440	$5,405	43%

Contract Logistics. Contract logistics revenues increased $8.4 million, or 4%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $13.7 million, or 7%. The increase was due primarily to increased logistics volumes in our Americas and Africa regions.

Contract logistics purchased transportation costs increased $5.6 million, or 12% for the three months ended October 31, 2014, compared to the corresponding prior year period. Contract logistics purchased transportation costs increased primarily as a result of the increase in contract logistics revenues. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities were generally consistent during the three months ended October 31, 2014 when compared to the corresponding prior year period.

Distribution. Distribution revenues increased $7.3 million, or 5%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $10.8 million, or 7%. When the effects of foreign currency fluctuations are excluded, the increase in distribution revenues was primarily due to increased client volumes in our Africa and Americas regions.

Distribution purchased transportation costs increased $4.3 million, or 4%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $5.5 million, or 5%. Distribution purchased transportation costs increased primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $3.2 million, or 12%, for the three months ended October 31, 2014, compared to the corresponding prior year period. Other purchased transportation costs decreased $0.8 million, or 9%, for the three months ended October 31, 2014, compared to the corresponding prior year period.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment increased $0.9 million, or 1%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment increased $4.0 million, or 4%, primary due to increased volumes in our Africa and Americas regions.

Severance and Other. During the three months ended October 31, 2014 and 2013, we incurred severance and other costs in the Contract Logistics and Distribution segment of approximately $1.3 million and $7.0 million, respectively, comprised primarily of severance charges. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715).

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment increased $2.6 million, or 3%, for the three months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment increased $6.1 million, or 7%, primarily due to increased volumes.

Corporate

Staff Costs. Staff costs at corporate increased $0.7 million, or 8%, for the three months ended October 31, 2014, compared to the corresponding prior year period.

Other Operating Expenses. Other operating expenses in corporate increased $1.2 million, or 13%, for the three months ended October 31, 2014, compared to the corresponding prior year period. The increase in other operating expenses was primarily the result of an increase in legal fees during the three months ended October 31, 2014.

Interest Expense, Net. Interest income typically relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities and our outstanding notes. Interest income was $6.3 million and $3.2 million for the three months ended October 31, 2014 and 2013, respectively. Interest expense was $16.9 million and $8.1 million for the three months ended October 31, 2014 and 2013, respectively. The increase of interest expense is attributable to higher average net outstanding indebtedness and higher effective interest rates associated with the 2019 Notes and increased amortization of debt issuance costs.

Other Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our provision for income taxes for the three months ended October 31, 2014 was $2.3 million on a pretax loss of $33.0 million resulting in an effective tax rate of negative 7.0%. During the three months ended October 31, 2013, we recorded a tax provision of $9.3 million on pretax income of $2.0 million. The $7.0 million decrease in the provision for income taxes was attributable to (i) an increase of $1.0 million for uncertain tax positions and return to provision adjustments, (ii) a decrease of income in tax paying jurisdictions which decreased the provision by $8.0 million. Although there was a $35.0 million increased loss compared to the three months ended October 31, 2013, the Company does not claim tax benefits due to valuation allowances in such loss jurisdictions.

Net Loss Attributable to Non-Controlling Interests. Net loss attributable to non-controlling interests was $1.3 million for the three months ended October 31, 2014, compared to net income attributable to non-controlling interests of $1.8 million for the corresponding prior year period.

Nine months ended October 31, 2014 compared to nine months ended October 31, 2013

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013:

Freight Forwarding

	Freight Forwarding Nine months ended October 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$955,407	$1,021,396	$(65,989)	(6)%
Ocean freight forwarding	807,758	957,087	(149,329)	(16)
Customs brokerage	162,680	100,074	62,606	63
Other	155,875	188,208	(32,333)	(17)

Total revenues	2,081,720	2,266,765	(185,045)	(8)

Purchased transportation costs:
Airfreight forwarding	737,700	788,560	(50,860)	(6)
Ocean freight forwarding	666,875	801,711	(134,836)	(17)
Customs brokerage	32,912	12,691	20,221	159
Other	121,778	129,038	(7,260)	(6)

Total purchased transportations costs	1,559,265	1,732,000	(172,735)	(10)

Net revenues:
Airfreight forwarding	217,707	232,836	(15,129)	(6)
Ocean freight forwarding	140,883	155,376	(14,493)	(9)
Customs brokerage	129,768	87,383	42,385	49
Other	34,097	59,170	(25,073)	(42)

Total net revenues	522,455	534,765	(12,310)	(2)

Yields:
Airfreight forwarding	22.8%	22.8%
Ocean freight forwarding	17.4%	16.2%

Staff costs	327,642	322,856	4,786	1
Depreciation	13,071	12,491	580	5
Amortization of intangible assets	18,586	6,645	11,941	180
Severance and other	23,649	8,512	15,137	178
Other operating expenses	144,419	136,969	7,450	5

Operating income	$(4,912)	$47,292	$(52,203)	(110)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $66.0 million, or 6%, for the nine months ended October 31, 2014, compared to the corresponding prior year period, however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $60.9 million. When the effects of foreign currency fluctuations are excluded, a decrease of $60.9 million was caused by (i) a decrease of $33.2 million attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms), (ii) a decrease of $21.4 million attributable to a decline of our selling rates, caused in part by lower carrier rates incurred by us, and (iii) a decrease of $6.3 million attributable to reduced fuel surcharges. Airfreight forwarding volumes decreased 5% for the nine months ended October 31, 2014, compared to the corresponding prior year period.

Airfreight forwarding net revenues decreased $15.1 million, or 6%, for the nine months ended October 31, 2014, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, airfreight forwarding net revenues decreased $12.9 million. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $12.9 million decrease in airfreight forwarding net revenues calculated on a basis excluding the effects of foreign currency was caused by (i) a $10.4 million decrease attributable to a decrease of airfreight forwarding volumes, and (ii) a $2.5 million net decrease attributable to a decline in our selling rates, which decline was offset by a corresponding decline in carrier rates.

Airfreight yields of 22.8% for the nine months ended October 31, 2014 were generally consistent with those for the corresponding prior year period.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $149.6 million, or 16%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $131.0 million, or 14%. When the effects of foreign currency fluctuations are excluded, (i) a decrease of $170.5 million was attributable a combination of lower selling rates caused in part by reduced carrier rates, as well as a reclassification of certain revenues to our customs brokerage and other product as described more fully below, offset by (ii) an increase of $39.5 million caused by an increase in ocean freight volumes. Ocean freight volumes (which we measure in terms of TEUs) increased 5% during the nine months ended October 31, 2014 compared to the corresponding prior year period.

Ocean freight forwarding net revenues decreased $14.5 million, or 9%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues decreased $12.3 million, or 8%. The $12.3 million decrease in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a decrease of $19.1 million which was attributable a combination of a decline of our selling rates, which decline was offset by a decline in our carrier rates, as well as a reclassification of certain revenues to our customs brokerage and other product, offset by (i) an increase of $6.8 million attributable to increased ocean freight volumes. Ocean freight yields for the nine months ended October 31, 2014, increased 120 basis points to 17.4% compared to 16.2% for the corresponding prior year period.

Customs Brokerage and Other. Customs brokerage revenues increased $62.6 million, or 63%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $68.6 million, or 78%, largely due to reclassifications in connection with the deployment of the 1View system described below. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $32.3 million, or 17%, for the nine months ended October 31, 2014, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $27.2 million, or 14%.

Customs brokerage net revenues increased $42.4 million, or 49%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $46.7 million, or 56%. Other freight forwarding related net revenues decreased $25.1 million, or 42%, for the nine months ended October 31, 2014, compared to the corresponding prior year period. Foreign currency fluctuations did not have a material impact on the change.

As a result of the implementation of the our new freight forwarding operating system in certain of our operating locations, differences in classification exist between the presentation of product line revenues and purchase transportation costs for the nine months ended October 31, 2014 compared to the same categories for the corresponding prior year period. This is the result of our system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to ocean-freight import shipments whereby we do not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and are now recognized in the customs brokerage product. The amount of the differences in classification for the respective periods presented is not readily available and significant effort and excessive cost would be involved in classifying the individual transactions in the legacy applications in a consistent manner with the new operating system making conforming changes impracticable. Accordingly, the comparability of the product line information for the periods presented has been impacted and will be impacted in the near-term.

Staff Costs. Staff costs in our Freight Forwarding segment increased $4.8 million, or 1%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment increased $9.0 million, or 3%. As a percentage of our Freight Forwarding segment revenues, staff costs were 16% for the nine months ended October 31, 2014 compared to 14% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven more by changes in total shipment counts rather than changes in volumes; however, for the nine months ended October 31, 2014, staff costs in our Freight Forwarding segment reflected higher staff costs related to the deployment of our 1View system. The number of airfreight shipments declined 8% for the nine months ended October 31, 2014 compared to the corresponding prior year period. Ocean freight shipments increased slightly during the same comparative period.

Amortization of Intangible Assets. Amortization of intangible assets increased $11.9 million for the nine months ended October 31, 2014, compared to the corresponding prior year period. Amortization expense with respect to the 1View system began in September 2013, and accordingly, we recorded additional amortization expense related to the 1View system of approximately $11.9 million during the nine months of fiscal 2015 which we did not incur in the corresponding prior year period.

Severance and Other. During the nine months ended October 31, 2014 and 2013, we incurred severance and other costs in the Freight Forwarding segment of approximately $23.6 million and $8.5 million, respectively.

During the third quarter of fiscal 2015, we incurred an impairment charge of $19.6 million in connection with an impairment of the South African Installment Receivable Agreement and other receivables. For further information, see Note 1, “Presentation of Financial Statements.” We have filed an insurance claim of ZAR 180.5 million ($16.5 million as of October 31, 2014) under the terms of an insurance policy covering the installment receivable agreement and other receivables. As of the date of the filing of this Form 10-Q, our insurance provider has neither accepted nor repudiated the claim filed by us. While we believe we should recover a substantial portion of this claim, all or a portion of the claim may become the subject of litigation between us and the insurance company. We intend to vigorously pursue all of our remedies pursuant to the insurance policy in effect as of the date of loss. No assurance can be given as to the outcome of such pursuit. Revenues from this client were $2.5 million and $49.4 million for the nine months ended October 31, 2014 and 2013, respectively. In accordance with accounting standards, we have not recognized the effects of any future insurance recovery and we will recognize the effects of any insurance recovery only when the amounts are known.

Other costs included in severance and other were comprised primarily of severance charges. These charges were primarily related to our ongoing business transformation initiatives, which include redefining business processes, developing and implementing our 1View system and rationalizing business operations to a more common organizational structure on a worldwide basis. Although a formal plan of restructuring or termination has not been adopted pursuant to ASC 420 or ASC 715, we expect to incur additional severance costs related to these transformation activities through the fiscal year ending January 31, 2015.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment increased $7.5 million, or 5%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $9.8 million, or 7%. Other operating expenses increased during the period primarily due to expenses related to the implementation of our 1View system.

Contract Logistics and Distribution

	Contract Logistics and Distribution Nine months ended October 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Contract logistics	$583,833	$557,758	$26,075	5%
Distribution	470,561	450,257	20,304	5
Other	78,399	89,697	(11,298)	(13)

Total revenues	1,132,793	1,097,712	35,081	3

Purchased transportation costs:
Contract logistics	142,498	135,272	7,226	5
Distribution	328,871	314,308	14,563	5
Other	28,733	28,021	712	3

Total purchased transportations costs	500,102	477,601	22,501	5

Staff costs	312,365	314,999	(2,634)	(1)
Depreciation	24,890	23,356	1,534	7
Amortization of intangible assets	2,831	3,648	(817)	(22)
Severance and other	1,578	8,313	(6,735)	(81)
Other operating expenses	243,677	237,205	6,472	3

Operating income	$47,350	$32,590	$14,760	45%

Contract Logistics. Contract logistics revenues increased $26.1 million, or 5%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $40.2 million, or 7%. The increase was due to increased logistics volumes in the Americas and Africa regions.

Contract logistics purchased transportation costs increased $7.2 million, or 5%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, purchased transportation costs in our contract logistics and distribution segment increased $9.2 million, or 6%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities were generally consistent during the nine months ended October 31, 2014 when compared to the corresponding prior year period.

Distribution. Distribution revenues increased $20.3 million, or 5%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $33.2 million, or 7%. When the effects of foreign currency fluctuations are excluded, the increase in distribution revenues was primarily due to increased client volumes in our Africa and Americas regions.

Distribution purchased transportation costs increased $14.6 million, or 5%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $19.0 million, or 6%, primarily due to increased client volumes within our distribution businesses in our Africa and Americas regions.

Other. Other contract logistics and distribution revenues decreased $11.3 million, or 13%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $6.0 million, or 6%. Other purchased transportation costs increased $0.7 million, or 3%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; foreign currency fluctuations did not have a material impact on the change.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $2.6 million, or 1%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment increased $7.2 million, or 2%, compared to the corresponding prior year period. This increase was primary due to increased volumes in our Africa and Americas regions.

Severance and Other. During the nine months ended October 31, 2014 and 2013, we incurred severance and other costs in our Contract Logistics and Distribution segment of approximately $1.6 million and $8.3 million, respectively, comprised primarily of severance charges. Although a formal plan of restructuring or termination has not been adopted pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 715, Compensation – Retirement Benefits (ASC 715).

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment increased $6.5 million, or 3%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expense in our Contract Logistics and Distribution Segment increased $18.7 million, or 7%.

Corporate

Staff Costs. Staff costs at corporate decreased $0.4 million, or 2%, for the nine months ended October 31, 2014, compared to the corresponding prior year period.

Other Operating Expenses. Other operating expenses in corporate increased $3.9 million, or 16%, for the nine months ended October 31, 2014, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expense in corporate increased $3.4 million, or 14%, due to transformation related initiatives, and increased legal fees.

Interest Expense, Net. Interest income typically relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities and our outstanding notes. Interest income was $17.6 million and $12.7 million for the nine months ended October 31, 2014 and 2013, respectively. Interest expense was $46.8 million and $24.3 million for the nine months ended October 31, 2014 and 2013, respectively. The increase of interest expense is attributable to higher effective interest rates associated with the 2019 Notes and increased amortization of debt issuance costs.

Loss on Debt Extinguishment. Included in loss on debt extinguishment for the nine months ended October 31, 2014, is (i) a make-whole payment of $20.8 million with respect to the prepayment of the 2013 Notes, and (ii) a non-cash charge of $1.0 million related to unamortized debt issuance costs related to the prepayment of the 2013 Notes and the termination of various credit facilities.

Other Expenses, Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our provision for income taxes for the nine months ended October 31, 2014 was $21.6 million on a pretax loss of $70.6 million resulting in an effective tax rate of negative 30.6%. During the nine months ended October 31, 2013, we recorded a tax provision of $30.1 million on a pretax income of $8.4 million. The $8.5 million decrease in the provision for income taxes was attributable to (i) a decrease of $6.1 million caused by the effects of valuation allowances, offset by, (ii) an increase of $1.0 million for uncertain tax positions and return to provision adjustments, (iii) a decrease of income in tax paying jurisdictions which decreased the provision by $3.4 million. Although there was a $79.0 million increased loss from the nine months ended October 31, 2013, the company does not claim tax benefits due to valuation allowances in such loss jurisdictions.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $1.9 million for the nine months ended October 31, 2014, compared to $4.3 million for the corresponding prior year period.

The following tables show the revenues and net revenues attributable to our geographic regions:

	Three months ended October 31,
	2014			2013
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$211,773	$58,244	$270,017	$220,317	$58,031	$278,348
Americas	126,763	223,994	350,757	164,113	206,693	370,806
Asia Pacific	275,278	23,133	298,411	262,281	22,567	284,848
Africa	75,993	83,101	159,094	131,735	88,669	220,404

Total	$689,807	$388,472	$1,078,279	$778,446	$375,960	$1,154,406

	Nine months ended October 31,
	2014			2013
	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total	Freight Forwarding Revenues	Contract Logistics and Distribution Revenues	Total
EMENA	$650,254	$176,747	$827,001	$648,940	$167,898	$816,838
Americas	406,235	644,337	1,050,572	519,652	600,134	1,119,786
Asia Pacific	790,440	64,907	855,347	745,549	61,413	806,962
Africa	234,791	246,802	481,593	352,624	268,267	620,891

Total	$2,081,720	$1,132,793	$3,214,513	$2,266,765	$1,097,712	$3,364,477

	Three months ended October 31,
	2014			2013
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$50,971	$33,623	$84,594	$57,698	$33,883	$91,581
Americas	38,444	100,247	138,691	47,938	90,803	138,741
Asia Pacific	53,423	14,802	68,225	50,957	15,791	66,748
Africa	23,027	66,481	89,508	25,190	71,233	96,423

Total	$165,865	$215,153	$381,018	$181,783	$211,710	$393,493

	Nine months ended October 31,
	2014			2013
	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total	Freight Forwarding Net Revenues	Contract Logistics and Distribution Net Revenues	Total
EMENA	$170,345	$102,533	$272,878	$174,721	$98,641	$273,362
Americas	124,766	288,431	413,197	140,404	264,668	405,072
Asia Pacific	161,145	42,333	203,478	146,528	41,272	187,800
Africa	66,199	199,394	265,593	73,112	215,530	288,642

Total	$522,455	$632,691	$1,155,146	$534,765	$620,111	$1,154,876

The following table shows revenues and purchased transportation costs attributable to the company’s principal services:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Revenues:
Airfreight forwarding	$319,057	$342,447	$955,407	$1,021,396
Ocean freight forwarding	264,265	334,622	807,758	957,087
Customs brokerage	55,854	37,948	162,680	100,074
Contract logistics	199,142	190,699	583,833	557,758
Distribution	164,604	157,301	470,561	450,257
Other	75,357	91,389	234,274	277,905

Total	$1,078,279	$1,154,406	$3,214,513	$3,364,477

Purchased transportation costs:
Airfreight forwarding	$250,968	$263,162	$737,700	$788,560
Ocean freight forwarding	216,302	279,388	666,875	801,711
Customs brokerage	9,965	7,317	32,912	12,691
Contract logistics	50,436	44,858	142,498	135,272
Distribution	114,436	110,096	328,871	314,308
Other	55,154	56,092	150,511	157,059

Total	$697,261	$760,913	$2,059,367	$2,209,601

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Revenues:
Airfreight forwarding	30%	30%	30%	30%
Ocean freight forwarding	25	29	25	28
Customs brokerage	5	3	5	3
Contract logistics	18	17	18	17
Distribution	15	14	15	13
Other	7	7	7	9

Total revenues	100	100	100	100

Purchased transportation costs:
Airfreight forwarding	23	23	23	23
Ocean freight forwarding	20	24	21	24
Customs brokerage	1	1	1	*
Contract logistics	5	4	4	4
Distribution	11	10	10	9
Other	5	5	5	5

Total purchased transportation costs	65	67	64	65

Staff costs	20	19	21	20
Depreciation	1	1	1	1
Amortization of intangible assets	1	*	1	*
Severance and other	2	1	1	1
Other operating expenses	13	11	13	12

Total operating expenses	102	99	101	99

Operating (loss)/income	(2)	1	(1)	1
Interest income	1	*	1	*
Interest expense	(2)	(1)	(1)	(1)
Other expense, net	*	*	*	*

Pretax (loss)/income	(3)	*	(1)	*
Provision for income taxes	*	1	1	1

Net loss	(3)	(1)	(2)	(1)
Net (loss)/income attributable to non-controlling interests	*	*	*	*

Net loss attributable to UTi Worldwide Inc.	(3)%	(1)%	(2)%	(1)%

*	Less than one percent.

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

Exchange control laws and regulations. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our parent holding company. Total net assets which may not be transferred to us in the form of loans, advances, or cash dividends by our subsidiaries without the consent of a third party was approximately 14% of our consolidated total net assets as of the end of the most recent fiscal year.

Client agreements involving cash. The company has entered into agreements with certain of its South African pharmaceutical distribution clients specifying the use of designated cash accounts for receivables collections from the end-recipients. In these circumstances, pursuant to the agreements with our clients and for a nominal fee, we manage our client’s collections and cash application functions, under credit terms and conditions mandated by our clients. Under these arrangements, we bill the end-recipients of the products we distribute from our warehouses on behalf of our clients. We are not obligated to remit cash receipts to our clients until such billings are recovered by us and we typically remit such billings to our clients within two to seven days subsequent to our receipt of cash from the end recipients. Although the company is required under these contracts to use such cash accounts for cash activity related to these clients, the company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $33.5 million and $33.6 million at October 31, 2014 and January 31, 2014, respectively, and are included in cash and cash equivalents, with corresponding liabilities included in accounts payable in the accompanying consolidated balance sheets. These activities do not have a material impact on the company’s liquidity requirements.

South African Installment Receivable Agreement. On July 4, 2014, we entered into a ZAR 205.0 million ($18.8 million as of October 31, 2014) installment receivable agreement with a client in South Africa relating to an unpaid receivable balance. Including the installment agreement, total amounts receivable from the client are approximately $25.3 million as of October 31, 2014.

On September 19, 2014, we were notified that the client had entered into the South African equivalent of bankruptcy proceedings in the U.S, referred to as Business Rescue Proceedings. While the client continues to have a presence in the South African mining industry and is currently in negotiations with several third parties regarding a possible reorganization and restructuring, based on our participation in the negotiations during the third quarter of fiscal 2015, we currently believe a successful reorganization of the client is unlikely. As a result, we have impaired amounts under this installment receivable agreement and other receivables. Included in severance and other expenses during the third quarter of fiscal year 2015 are expenses of $19.6 million as of October 31, 2014 resulting from this impairment. After the effects of the impairment, amounts presently included in trade receivables, representing amounts considered collectible and proceeds from insurance which are not considered contingent, are $5.3 million as of October 31, 2014.

We have filed an insurance claim of ZAR 180.5 million ($16.5 million as of October 31, 2014) under the terms of an insurance policy covering the installment receivable agreement and other receivables. As of the date of the filing of this Form 10-Q, our insurance provider has neither accepted nor repudiated the claim filed by us. While we believe we should recover a substantial portion of this claim, all or a portion of the claim may become the subject of litigation between us and the insurance company. We intend to vigorously pursue all of our remedies under the insurance policy in effect as of the date of loss. In accordance with accounting standards, we have not recognized the effects of any future insurance recovery and we intend to recognize the effects of any insurance recovery only when the amounts are known.

In addition to amounts which may be recoverable under the insurance policy, the installment receivable agreement and other receivables from the client are secured by guarantees from other entities as well as a personal guarantee from the sole shareholder of the client company. We are continuing to pursue our remedies under these guarantees. No assurance can be given as to the outcome of such pursuit.

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

As of October 31, 2014, our cash and cash equivalents totaled $191.9 million, representing a decrease of $12.5 million from January 31, 2014, the reasons for which are discussed below.

	Nine months ended October 31,
	2014	2013
	(Unaudited)
Net cash flow (used in)/provided by:
Operating activities	$(105,597)	(68,862)
Investing activities	(60,137)	(63,738)
Financing activities	142,246	77,354
Effect of foreign exchange rate changes on cash and cash equivalents	10,973	(10,810)
Net decrease in cash and cash equivalents	(12,515)	(66,056)

Cash Used In Operating Activities. Cash used in operating activities for the nine months ended October 31, 2014 and 2013 was $105.6 million and $68.9 million, respectively.

	Nine months ended October 31,
	2014	2013
	(Unaudited)
Net cash used in operating activities:
Net loss	$(92,181)	$(21,675)

Adjustments to reconcile net loss to net cash used in operating activities
Make-whole payment	20,830	—
Non-cash adjustments	104,544	95,704

Total	125,374	95,704

Total results of operations, after cash and non-cash adjustments to net loss	33,193	74,029

Changes in operating assets and liabilities	(138,790)	(142,891)

Net cash used in operating activities	(105,597)	(68,862)

Cash used in operating activities for the nine months ended October 31, 2014 reflected the net losses incurred from the company’s businesses compared to the losses in the prior comparable period. Included in cash adjustments to reconcile net loss to net cash used in operating activities is interest expense of $20.8 million with respect to the prepayment of the 2013 Notes. Such amount is included in net cash provided by financing activities.

Accounts receivable and accounts payable are impacted by items included in revenue and expenses, respectively, and also by billings and disbursements of pass-through items for customs duties and taxes, which are not included in revenue and expense on our consolidated statement of operations. A roll forward schedule of such activity for the nine months ended October 31, of fiscal years 2015 and 2014, respectively, is below:

Trade Receivables	Nine months ended October 31,
	2014	2013
Beginning balance	$977,885	$898,809

Billings:
Revenues	3,214,513	3,364,477
Billings for pass-through items	3,019,966	3,150,084

Gross billings	6,234,479	6,514,561
Amounts collected	(6,090,347)	(6,274,335)

Net cash outflow from billings and collections	144,132	240,226
Foreign currency translation and other	(41,611)	(54,995)

Ending balance	$1,080,406	$1,084,040

Trade Payables	Nine months ended October 31,
	2014	2013
Beginning balance	$562,095	$596,834

Purchased transportation costs:
Purchased transportation costs	2,059,367	2,209,601
Purchased transportation costs for pass-through items	3,019,966	3,150,084

Total accruals	5,079,333	5,359,685
Amounts disbursed	(5,087,276)	(5,318,114)

Net cash (outflow)/inflow from accruals and payments	(7,943)	41,571
Foreign currency translation and other	(3,238)	(20,559)

Ending balance	$550,914	$617,846

Variances of customs duties and taxes are primarily attributable to variances in the number of clearances and the value of goods imported over the comparable periods.

Cash Used in Investing Activities. Cash used in investing activities for the first nine months of fiscal years 2015 and 2014 was $60.1 million and $63.7 million, respectively. In the first nine months of fiscal 2015, we used $32.8 million relating to funding restricted cash requirements related to our Fiscal 2015 Refinancing and we used $9.8 million of cash relating to business transformation initiatives, as compared to $27.5 million for the nine months of fiscal 2014. Cash used for other capital expenditures during the first nine months of fiscal 2015 was approximately $21.0 million, consisting primarily of computer hardware and furniture, fixtures and equipment. This compares to cash used for other capital expenditures during the first nine months of fiscal 2014 of approximately $36.5 million. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our clients’ freight and logistics volumes. We currently expect to incur an aggregate of approximately $40.0 million for cash capital expenditures for fiscal 2015, including an aggregate of approximately $14.0 million related to our ongoing business transformation initiatives.

Cash Provided by Financing Activities. Net cash provided by financing activities included (i) proceeds from issuance of long-term borrowings of $404.6 million, and (ii) proceeds from issuance of the Convertible Preference Shares of $175.0 million. In connection with the Fiscal 2015 Refinancing, we completed a private offering of our 2019 Notes. After deducting fees and expenses, we received net proceeds from the 2019 Notes offering of $386.1 million. In addition, in connection with the Fiscal 2015 Refinancing, we completed a private offering of our Convertible Preference Shares to an affiliate of our largest shareholder in the aggregate principal amount of $175.0 million. After deducting fees and expenses, we received net proceeds from the Convertible Preference Share offering of $170.5 million. Combined, the issuance of our 2019 Notes and Convertible Preference Shares provided cash of $556.6 million. Allocated debt and equity issuance costs in connection with the Fiscal 2015 Refinancing, including the company’s new CitiBank credit facility totaled $25.8 million.

Net cash used by financing activities included repayments of long-term borrowings of $203.5 million and repayments of bank lines of credit of $356.4 million. As part of the Fiscal 2015 Refinancing, we (i) repaid all of the $200.0 million aggregate principal amount of our 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million; (ii) refinanced indebtedness then outstanding under certain of our previously outstanding credit facilities, and we terminated certain of those credit facilities, and (iii) provided cash collateral of approximately $50.0 million for certain then outstanding letters of credit and bank guarantees. Other financing activities during the nine months ended October 31, 2014 included net borrowings from bank lines of credit of $180.6 million, increase in short-term credit facilities of $2.5 million, repayments of capital lease obligations of $10.8 million, and other net usages of $3.1 million.

Our financing activities during the nine months ended October 31, 2013 provided $77.4 million of cash, including (i) proceeds from bank lines of credit and long-term borrowings of $307.8 million, (ii) an increase in short-term credit facilities of $23.2 million, and (iii) net proceeds from issuance of ordinary shares of $3.3 million, offset by (i) net repayments of bank lines of credit and long-term borrowings, totaling $237.5 million, (ii) repayments of capital lease obligations totaling $10.2 million, and (iii) other net usages of $9.3 million.

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

In connection with our completion of the Fiscal 2015 Refinancing during the first quarter of fiscal 2015 we (i) completed our private placement of the 2019 Notes, (ii) completed the private placement of our Convertible Preference Shares, (iii) entered into the CitiBank Credit Facility (iv) repaid all of the $200.0 million aggregate principal amount of our 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million, (v) refinanced indebtedness then outstanding under certain credit facilities and terminated those other credit facilities, (vi) provided approximately $50.0 million cash collateral for letters of credit and bank guarantees then outstanding under the 2011 RBS Facility and other facilities and (vii) terminated the 2011 Nedbank facility (other than certain limited provisions which survive the termination of the agreement). Continuing after the completion of the Fiscal 2015 Refinancing, we had, and we continue to maintain, our South African rand credit facility, with Nedbank Limited (the South African Facilities Agreement) and various other bank lines, letters of credit and credit facilities.

The following table presents information about the facility limits and the aggregate amount of borrowings outstanding, as well as availability for borrowings under various bank lines, letter of credit and other credit facilities as of October 31, 2014 (the table is in thousands):

	CitiBank Credit Facility(1)	Nedbank South African Facilities(2)	Other Facilities(3)	Total
Credit facility limit	$143,748	$52,150	$136,524	$332,422

Facility usage for cash withdrawals(4)	35,000	—	48,109	83,109
Letters of credit and guarantees outstanding	9,990	22,337	83,943	116,270

Total facility/usage	$44,990	$22,337	$132,052	$199,379

Available, unused capacity	$98,758	$29,813	$4,472	$133,043
Available for cash withdrawals	$98,758	$27,447	$—	$126,205

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (a) $150.0 million or (ii) (a) the borrowing base calculation for the period less (b) letters of credit or guarantees outstanding and (c) and outstanding cash withdrawals and reimbursement obligations.
(2)	In September 2014 we amended and restated our South African Facilities Agreement, which currently provides for both: (i) a 680.0 million ZAR revolving credit facility, which is comprised of a ZAR 380.0 million working capital facility and a ZAR 300.0 million letter of credit, guarantee, forward exchange contract and derivative instrument facility, and (ii) a ZAR 150.0 million revolving asset-based finance facility, which consists of a capital lease line. Excluded from the table are amounts outstanding under the ZAR 150.0 million revolving asset-based finance facility, which amounts are included under capital lease obligations on our consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $70.3 million and $60.9 million for the nine months and the fiscal year ended October 31, 2014 and January 31, 2014, respectively.
(3)	Certain letters of credit and guarantees outstanding in this column are collateralized by our cash held as collateral.
(4)	Certain amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the company’s subsidiaries.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of October 31, 2014, the value of these contingent liabilities was $26.5 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $15.2 million were included in bank lines of credit on our balance sheet at October 31, 2014.

Other Additional Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the CitiBank Credit Facility and the South African Facilities Agreement, we utilize a number of financial institutions to provide us and our subsidiaries with additional credit, letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country. Our previous credit facility with Sumitomo Mitsui Banking (Sumitomo) Corporation terminated in accordance with its terms in October 2014 and all amounts which were then outstanding were repaid by the company.

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

The maximum and average borrowings against all of our bank lines of credit during the nine months of fiscal 2015 were $334.8 million and $213.7 million, respectively. The maximum and average borrowings against all of our bank lines of credit during the nine months of fiscal 2014 were $319.4 million and $240.7 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Short-term Borrowings. We also have a number of short-term borrowings issued by various parties not covered under the facilities described above. The total of such borrowings at October 31, 2014 and January 31, 2014 was $10.0 million and $7.6 million, respectively.

Long-term Borrowings. The following table presents information about the company’s indebtedness pursuant to its 2019 Notes and other long-term borrowings as of October 31, 2014:

	2019 Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%

Balance at October 31, 2014:
Current portion of long-term borrowings	—	1,776	1,776
Long-term borrowings, excluding current portion	357,600	8,697	366,297

Total	$357,600	$10,473	$368,073

(1)	The fair value of the 2019 Notes has been bifurcated and presented in equity under common stock in the company’s consolidated financial statements beginning in April 30, 2014. The amount including in long-term borrowings is accreting to the $400.0 million redemption value using a discount rate of approximately 7.4%, which approximated the company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2014, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for our Americas Contract Logistics and Africa Contract Logistics reporting units, the fair values of the reporting unit assets exceeded the carrying values by approximately 7% each, respectively. Due to the margin of passing the Step 1 goodwill impairment testing conducted in the second quarter of fiscal 2014, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in the future, particularly with respect to these reporting units. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating cost assumptions. As of October 31, 2014, the goodwill carrying value for the Americas Contract Logistics and Africa Contract Logistics reporting units were $41.0 million and $29.6 million, respectively.

We experienced a significant decline in our market capitalization during the second quarter of fiscal 2015. For the purposes of our goodwill impairment evaluation this was considered to be an indicator that impairment may have occurred within our freight forwarding reporting unit. Accordingly, during the quarter ended April 30, 2014 the Company performed an interim test of recoverability of its goodwill and intangible assets in its freight forwarding reporting unit and no impairment was identified.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2014, there had been no material changes to our exposure to market risks since January 31, 2014, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 on file with the SEC. For a discussion of our market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of October 31, 2014. During this evaluation, a material weakness in our internal control over financial reporting was identified, which weakness was also previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. This material weakness relates to the fact that there is currently an insufficient number of shared service center financial accounting and reporting resources to allow for timely analysis and recording of financial statement amounts given the company’s current migration to its new freight forwarding application. As a result, underlying controls related to account reconciliations and analysis across a number of trade receivable and payable accrual accounts were not operating effectively. This material weakness is described more fully in our Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related Report of Independent Registered Public Accounting Firm, which are contained in Item 15 of Part IV of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. Furthermore based upon our evaluation (which evaluation included our Chief Executive Officer and Chief Financial Officer) as of October 31, 2014, our management (which included our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were ineffective as of October 31, 2014, due solely to the material weakness in our internal control over financial reporting.

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

Industry-Wide Anti-Trust Investigation. On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $3.9 million at October 31, 2014) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court and oral arguments were heard in October 2014.

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

Matters Related to the Fiscal 2015 Financing. On March 17, 2014, a putative securities class action lawsuit was filed against us and certain of our executives in the United States District Court for the Central District of California. As amended on September 5, 2014, the complaint, which is captioned Michael J. Angley, individually and on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner, Richard G. Rodick, Edward G. Feitzinger and Jeffrey W. Misakian, No. 2:14-cv-02066, generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the SEC between March 28, 2013 and February 26, 2014, material facts relating to our liquidity position, financial condition, financial covenants, financial systems and freight forwarding operating system. The complaint seeks unspecified damages and other relief. The company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. All defendants moved to dismiss on November 4, 2014.

In July 2014, we received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the Fiscal 2015 Refinancing. In September 2014, we received a similar subpoena directed to the members of the Audit Committee of the Board of Directors. We have been cooperating and intend to continue to cooperate with the SEC inquiry.

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

On December 4, 2014, the Company entered into a Parent Customer Agreement (the Customer Agreement) with Greensill Capital (UK) Limited (Greensill) and a Re-invoicing Service Agreement (the Re-invoicing Agreement) with Bramid Outsource Limited (an affiliate of Greensill and the Re-Invoicing Agent) (the Service Agreement and the Re-invoicing Agreement are referred to herein collectively as the Financing Agreements). Pursuant to the Financing Agreements, the Company can submit written requests to the Re-Invoicing Agent pursuant to which the Company may receive an advance of funds to pay such invoices. Greensill may elect, but has no obligation, to advance such funds to the Company on terms set forth in such offer and Greensill retains the right to evaluate each request submitted by the Company and may establish the terms of each advance at the time a request is submitted. The Financing Agreements do not contain a commitment as to any particular level of advances to the Company. If the Re-Invoicing Agent and Greensill choose to enter into a transaction, the Re-Invoicing Agent shall charge the Company a fee based on an annual rate of Libor plus 9.5%. The principal portion of such advance and the fee are due on the maturity of such advance which may vary by agreement between the parties. If any amount is not paid on the maturity date, the advance will continue to accrue interest at Libor plus 9.5%. As of the date of this filing, the Company is authorized to finance up to $40.0 million under these Financing Agreements.

Events of default under the Financing Agreements include the failure to make a payment within five business days after the applicable due date, an insolvency event and a default by the Company on certain other indebtedness. Upon an event of default, all advances outstanding under the Financing Agreements become due and payable. The Financing Agreements terminate in December 2017, subject to earlier termination as provided for therein.

Item 6.	Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.1	Amendment and Restatement Agreement, as of September 5, 2014, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited, with attached Amended and Restated Facilities Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (file No. 000-31869), filed September 11, 2014)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: December 9, 2014	By:	/s/ Edward G. Feitzinger
Edward G. Feitzinger
Chief Executive Officer

Date: December 9, 2014	By:	/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.1	Amendment and Restatement Agreement, as of September 5, 2014, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited, with attached Amended and Restated Facilities Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-31869), filed September 11, 2014)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement