Form 10-K
period 2015-01-31
UTi WORLDWIDE INC
filed 2015-04-01
CIK 1124827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

000-31869

(Commission File Number)

UTi Worldwide Inc.

(Exact Name of Registrant as Specified in its Charter)

British Virgin Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

9 Columbus Centre, Pelican Drive, P.O. Box 805	c/o UTi, Services, Inc.
Road Town, Tortola, VG1110	100 Oceangate, Suite 1500
British Virgin Islands	Long Beach, CA 90802 USA
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, or July 31, 2014, was approximately $0.9 billion computed by reference to the closing price of the registrant’s ordinary shares on such date, as quoted on The NASDAQ Global Select Market.

At March 25, 2015, the number of shares outstanding of the registrant’s ordinary shares was 105,562,946.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate by reference certain portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which is expected to be filed with the SEC no later than 120 days after the registrant’s fiscal year ended on January 31, 2015.

UTi Worldwide Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2015

i

Introduction

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements

This Annual Report on Form 10-K, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report which address activities, events or developments that the company expects or anticipates will or may occur in the future are forward-looking statements. These statements are based on certain assumptions and analyses made by the company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” “projects,” or “continue” and other similar expressions or the negative of these terms or other comparable terms. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including under the heading “Risk Factors”, contained in Part I, Item 1A of this Annual Report, and the following: the company has incurred losses the last three fiscal years and such losses may continue; the company’s ability to maintain sufficient liquidity and capital resources to fund its business and to generate sufficient cash to service its debt and other obligations; the company’s ability to refinance its indebtedness when it comes due; risks associated with the company’s clients, including delays or the inability by such clients to pay the company; dilution caused by the conversion of the company’s Convertible Preference Shares issued March 2014 (Convertible Preference Shares) and 4.50% Convertible Senior Notes due 2019 issued in March 2014 (2019 Notes); volatility with respect to global trade; global economic, political and market conditions and unrest, including those in Africa, Asia Pacific and Europe; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in interest and foreign exchange rates, particularly with respect to the South African rand and the euro; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of investigations by the governments of Brazil and Singapore into the international air freight and air cargo transportation industry; risks associated with the pending class action lawsuit and the subpoena we recently received from the Securities and Exchange Commission (SEC); risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the company’s ability to retain clients while facing increased competition; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the impact of changes in the company’s effective tax rates; the company’s ability to remediate the material weakness in internal controls and maintain effective internal controls over financial reporting; the other risks and uncertainties described herein and in the company’s other filings with the SEC; and other factors outside the company’s control. All forward-looking statements included in this Annual Report speak only as of the date of this Annual Report. All of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the company or its business or operations. The company does not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except as required by law.

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

History and Development of the Company

We are an international, non-asset-based supply chain services and solutions company that provides services through a global network of freight forwarding offices and contract logistics and distribution centers in approximately 60 countries. In addition, we serve our clients in almost 100 additional countries through independent agent-owned offices. Our business is managed from principal support offices located in Long Beach, California, and several other locations worldwide.

We were incorporated in the British Virgin Islands on January 30, 1995 under the International Business Companies Act as an international business company and operate under the British Virgin Islands legislation governing corporations. The address and telephone number of our registered office are 9 Columbus Centre, Pelican Drive, Road Town, Tortola, British Virgin Islands (BVI) and (284) 494-4567, respectively. Our registered agent is Midocean Management and Trust Services Limited, 9 Columbus Centre, Pelican Drive, P.O. Box 805, Road Town, Tortola, VG1110 British Virgin Islands. We can also be reached through UTi, Services, Inc., 100 Oceangate, Suite 1500, Long Beach, CA 90802 U.S.A. Our website is www.go2uti.com. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link and the contents of our website are not incorporated into this Annual Report.

Industry

The global supply chain services and solutions industry consists of air and ocean freight forwarding, contract logistics, domestic ground transportation, customs brokerage, distribution, inbound logistics, warehousing and supply chain management, and other services. We believe companies in our industry must be able to provide their clients with a wide range of supply chain services and solutions. Among the factors we believe are impacting our industry are the outsourcing of supply chain activities, global trade and sourcing, demand for time definite delivery of goods and the need for advanced information technology systems that facilitate real-time access to shipment data, client reporting and transaction analysis. Furthermore, as supply chain management becomes more sophisticated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners who are familiar with their requirements, processes and procedures and can provide services globally. We believe it is becoming increasingly difficult for smaller regional area competitors or providers with a more limited service or information technology offering to compete, which we expect will result in further industry consolidation. We seek to use our global network, proprietary information technology systems, relationships with transportation providers and expertise in outsourced logistics services to improve our clients’ visibility into their supply chains while reducing their overall logistics costs.

Organizational Structure

UTi Worldwide Inc. is a holding company and our operations are conducted through subsidiaries. Our subsidiaries, along with their countries of incorporation and our ownership interests, are included in Exhibit 21 to this Annual Report. The proportion of voting power we hold for each subsidiary is generally equivalent to our percentage of ownership in each subsidiary.

Business Overview

Our primary services include air and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics and truckload brokerage. We also provide other supply chain management services, including consulting, the coordination of purchase orders and customized management services. Through our supply chain planning and optimization services, we assist our clients in designing and implementing solutions that improve the predictability, visibility, and overall costs of their supply chains.

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

As part of our freight forwarding services, we provide customs brokerage services in the United States of America (U.S.) and most of the other countries in which we operate. Within each country, the rules and regulations vary, along with the levels of expertise required to perform the customs brokerage services. We provide customs brokerage services in connection with a majority of the shipments which we handle as both an air and ocean freight forwarder. We also provide customs brokerage services in connection with shipments forwarded by our competitors. In addition, other companies may provide customs brokerage services in connection with the shipments we forward.

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

We also provide a range of distribution, consultation, outsourced management services, planning and optimization services and other supply chain management services. As part of our distribution services, we provide domestic ground transportation and road distribution services primarily in North America and South Africa. We receive fees for the other supply chain management services that we perform. Distribution and other contract logistics revenues are recognized when the service has been completed in the ordinary course of business.

Our service lines for our fiscal years ended January 31, 2015, 2014, and 2013 (which we refer to as fiscal 2015, 2014, and 2013, respectively), as a percentage of our consolidated revenues were comprised of the following:

	Fiscal years ended January 31,
	2015	2014	2013
Airfreight forwarding	30%	30%	31%
Ocean freight forwarding	25	28	28
Customs brokerage	5	3	3
Other freight forwarding	5	6	6

Total Freight Forwarding segment	65	67	68
Contract logistics	18	17	17
Distribution	15	13	13
Other	2	3	2

Total Contract Logistics and Distribution segment	35	33	32

Total revenues	100%	100%	100%

As a result of the implementation of our new freight forwarding operating system differences in classification exist between the presentation of product line revenue and purchase transportation cost information for the year ended January 31, 2015 as compared to the same categories for the years ended January 31, 2014 and 2013. This is the result of our new freight forwarding operating system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to import shipments whereby the company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and now they are recognized in the customs brokerage product. We believe the potential magnitude of the impact on segment reclassifications within revenue and purchased transportation costs, when compared to their respective prior fiscal years, is not greater than $55.0 million and $20.0 million, for the fiscal years ended January 31, 2015 and 2014, respectively. These reclassifications had no impact on reported total revenues and total purchased transportation costs.

Financial Information about Services and Segments

The factors for determining our reportable segments include the manner in which management evaluates the performance of the company combined with the nature of the individual business activities. The company’s reportable business segments are (i) Freight Forwarding and (ii) Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Certain corporate costs, enterprise-led costs, and various holding company expenses within the group structure are presented separately.

On January 21, 2015, we committed to a plan to simplify our leadership structure and to shift management of our freight forwarding business from four geographic regions to a global leadership structure managing 16 discrete geographic areas. We determined that this January 2015 reorganization did not change our reportable segments.

Additional information regarding our operations by significant countries and revenue attributable to our principal services is set forth in Note 20, “Segment Reporting” in our consolidated financial statements included in this Annual Report and in Part II, Item 7 of this Annual Report under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We conduct a majority of our business outside of the U.S. and we anticipate revenue from foreign operations will continue to account for a significant amount of our future revenue. Our global operations are directly related to, and are dependent upon, the volume of international trade and are subject to various factors, risks and uncertainties, including those included in Part I, Item 1A of this Annual Report under the caption, “Risk Factors.”

Seasonality

Historically, our results for our operating segments have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our other fiscal quarters. This trend is primarily due to lower volumes during those periods, however, this is dependent on numerous factors, including the markets in which we operate, holiday seasons, including the timing of the Chinese Lunar New Year which falls in either our fourth or first fiscal quarters depending on the year, climate, economic conditions and many other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand for certain products or are based on just-in-time production schedules. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus, we can give no assurance that these historical seasonal patterns will continue in future periods. Additional information regarding seasonality is set forth in Part I. Item 1A., “Risk Factors – Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance” and – “Liquidity and Capital Resources.”

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

Currency Risk

Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The translation of these currencies into our reporting currency for reporting purposes is affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower revenues reported; however, as applicable costs are also translated from these currencies, costs would also be lower. Similarly, the opposite effect occurs if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net carrying value of our assets. These translation effects are included as a component of accumulated other comprehensive income or loss in shareholders’ equity. We have historically not attempted to hedge this equity risk and we cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

Sales and Marketing

We market our services through an organization consisting of 852 full-time salespersons as of January 31, 2015, who receive assistance from our senior management and area and local managers. In connection with our sales process and in order to serve the needs of our clients, some of which utilize only our freight forwarding and/or contract logistics services and for others who utilize a wider variety of our supply chain solutions and services, our sales force is divided into two specialized sales groups. One of these sales groups focuses primarily on marketing our air and ocean freight forwarding, contract logistics and customs brokerage services as individual products; and the other focuses on marketing a combination of our services as comprehensive supply chain solutions.

Our sales and marketing efforts are directed at both global and local clients. Our smaller specialized global solutions sales and marketing teams focus their efforts on obtaining and developing large volume global accounts with multiple shipping locations, which require comprehensive solutions. These accounts typically impose numerous requirements on their providers, such as electronic data interchange, Internet-based tracking and monitoring systems, proof of delivery capabilities, customized shipping reports and a global network of offices. The requirements imposed by our large volume global accounts often limit the competition for these accounts to large freight forwarders, third-party logistics providers and integrated carriers with global operations. Increasingly, clients are asking for increased value-added services and information technology capabilities from logistics providers, but are sometimes reluctant to accept a corresponding increase in rates for such activities. Our global solutions sales and marketing teams also target companies operating in specific industries with unique supply chain requirements, such as the pharmaceutical, retail, apparel, chemical, automotive and high technology electronics industries.

Our local sales and marketing teams focus on selling to and servicing small and medium-sized clients who are primarily interested in selected services, such as freight forwarding, contract logistics and customs brokerage. They may also support the global sales and marketing team on larger accounts. No single client accounted for more than 5% of our consolidated revenues in fiscal 2015, 2014 or 2013.

Competition

Competition within the freight forwarding, contract logistics, distribution, and supply chain management industries is intense. There are a large number of companies competing in one or more segments of the industry. However, there are a limited number of international firms that have the worldwide capabilities to provide the breadth of services we offer. We also encounter competition from geographic area and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, ocean carriers, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and Internet-based freight exchanges. We believe it is becoming increasingly difficult for smaller geographic area competitors or providers with more limited service or information technology offerings to compete. We also believe, there is a current trend in the industry of new competition from non-traditional services, such as distributors of industrial or consumer products who decide to become commercial providers of logistics services, from asset-based providers who decide to vertically integrate, and from smaller logistics companies which are increasingly sponsored by private equity firms. In addition, further industry consolidation is intensifying competition.

In the competitive and fragmented domestic ground transportation services business in North America and elsewhere, we compete primarily with truckload carriers, intermodal transportation service providers, less-than-truckload carriers, railroads and third party transportation brokers. We compete in this business primarily on the basis of service, efficiency and freight rates.

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

During the last several years, we engaged in a multi-year, technology-enabled, business transformation initiative. This program was aimed at establishing a single system and set of global processes for our freight forwarding business. It was designed to increase efficiency through the adoption of shared services and enabling technologies. In order to achieve this goal, we deployed enabling technologies to support enterprise freight forwarding operations, master data management and financial management. As part of this effort, we licensed resource planning software and expanded and upgraded our financial systems. On January 31, 2015, approximately 90% of all freight forwarding transactions were being processed in the new system.

Intellectual Property

We have applied for federal trademark and/or service mark registrations for the marks UTi and our “U” design. The mark UTi has been registered in selected foreign countries. The service marks “UTi,” “UTi plus design” and our “U” design have been granted registration to us. We also operate our businesses worldwide through various other common-law trademarks and trade names. As of February 25, 2012, we filed a software patent application with the U.S. Patent and Trademark Office relating to certain innovative technologies used in connection with the development of our new freight forwarding operating system. The application is currently in review at the U.S. Patent Office. While we may seek further trademarks and/or service marks and additional patents on inventive concepts or processes in connection with future developments, we believe that our continued success depends primarily on factors such as the skills and abilities of our personnel rather than on our intellectual property assets.

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

Employees

A breakdown of our employees by major country as of January 31, 2015 is as follows:

South Africa	6,837
United States	4,962
Israel	912
China	623
Spain	453
Germany	457
All Others	7,062

Total	21,306

Approximately 1,100 of our employees are subject to collective bargaining arrangements, primarily in South Africa, which are renegotiated annually. We believe our employee relations are generally satisfactory.

Executive Officers of Registrant

Our executive officers are as follows (ages and titles as of April 1, 2015):

Name	Age	Position
Edward G. Feitzinger	47	Chief Executive Officer and Director
Richard G. Rodick	56	Executive Vice President - Finance and Chief Financial Officer
Lance E. D’Amico	46	Executive Vice President - Chief Administrative Officer and Corporate Secretary
Keith Pienaar	52	President - Contract Logistics and Distribution
Ditlev Blicher	43	Co-President - Freight Forwarding
Hessel Verhage	43	Co-President - Freight Forwarding

Edward G. Feitzinger was appointed Chief Executive Officer in December 2014. From October 2012 to December 2014, Mr. Feitzinger served as our Executive Vice President — Global Operations. Beginning in 2010 (after serving the company in a consulting capacity since 2009), he served as Executive Vice President — Global Contract Logistics and Distribution. Prior to joining the company as a consultant, Mr. Feitzinger served as Senior Vice President of Golden Gate Logistics from 2006 to 2008 and Vice President of Worldwide Logistics for Hewlett-Packard from 2005 to 2006. From 2000 to 2005, Mr. Feitzinger was Senior Vice President of Sales and Marketing at Menlo Worldwide, where he also led the technology and engineering division. Mr. Feitzinger holds a Bachelor of Science (B.S.) degree in Industrial Engineering from Lehigh University and a Master of Science degree in Industrial Engineering from Stanford University.

Richard G. Rodick was appointed Executive Vice President — Finance and Chief Financial Officer in October 2012. Prior to his appointment, Mr. Rodick served as Senior Vice President, Finance, of Broadridge Financial Solutions, an Automatic Data Processing (ADP) spin-off and provider of technology-based outsourcing solutions to the financial services industry, where he led the treasury, risk management, financial planning and investor relations departments since 2007. Before that, he served in three separate chief financial roles in three different ADP business units. Prior to joining ADP, he worked for 15 years at Ryder System, Inc. in roles of increasing responsibility that included Senior Vice President-Finance and Corporate Controller. Mr. Rodick is a Certified Public Accountant and holds a B.S. degree and a Master of Business Administration (M.B.A.) degree from Florida State University.

Lance E. D’Amico was appointed Executive Vice President and Chief Administrative Officer in January 2015. Mr. D’Amico assumed the role of Secretary in 2007. From 2006 until January 2015, Mr. D’Amico was our Senior Vice President and Chief Legal Officer. From 2000 through 2006, he held several positions at Element K Corporation, an educational software and publishing company, most recently serving as Executive Vice President, Strategy and Operations. From 1994 through 2000, Mr. D’Amico was an associate at Cravath, Swaine & Moore LLP, specializing in mergers & acquisitions, securities and corporate finance. He holds a Juris Doctor degree from The New York University School of Law and a Bachelor of Arts degree from Dartmouth College.

Keith Pienaar was appointed President – Contract Logistics and Distribution in August 2014. Prior to that, Mr. Pienaar served as Senior Vice President Contract Logistics and Distribution for our Africa area. Mr. Pienaar joined us in 1984, and has held various roles of increasing responsibility in the Freight Forwarding and Contract Logistics and Distribution divisions, including serving as General Manager of the Sun Couriers division, and later as Managing Director of the Mounties division of our UTi South Africa (Pty) Ltd. subsidiary.

Ditlev Blicher was appointed co-president of Freight Forwarding in January 2015. Prior to that, he served as President, Asia Pacific since joining our company in June 2013. Prior to joining the company, Mr. Blicher spent 17 years with CEVA, where he most recently served as Executive Vice President, Group Operations for CEVA Logistics, where he oversaw more than 1,300 facilities worldwide and was responsible for standardizing CEVA’s global operations, including the rollout of worldwide processes and operating systems. During his tenure with CEVA, he spent 10 years in Asia, culminating in the role of Executive Vice President, North Asia. Mr. Blicher received his Bachelor of Business Administration degree from Northwood University and completed executive studies at Oxford University.

Hessel Verhage was appointed co-president of Freight Forwarding in January 2015. Prior to that, he served as President, Freight Forwarding Americas, since August 2014. Mr. Verhage joined the company in April 2014 as Global Vice President, Trade Services and Compliance, and as Interim Leader of the Americas ocean product team, bringing more than 20 years of freight forwarding experience. Prior to joining the company, he was Vice President of International Operations for AIT Worldwide, a global shipping solutions provider, from January 2012 to April 2014. Prior to that, he served as CEO of Global Link Logistics, a mid-sized ocean freight forwarding company, and before that, held various sales and operational roles, including Director of Global Ocean Services at Emery/Menlo Worldwide. Mr. Verhage served in the U.S. Army and holds a B.S. degree in economics from East Carolina University.

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

We have a recent history of losses, expect to incur further losses and may not return to or sustain profitability in the future. In fiscal year 2015 our operating loss and net loss attributable to UTi Worldwide Inc. increased to $115.8 million and $203.2 million, respectively. In comparison, our operating losses and net losses attributable to UTi Worldwide Inc. for fiscal year 2014 were $17.8 million and $83.3 million, respectively, and our operating losses and net losses attributable to UTi Worldwide Inc. for fiscal year 2013 were $28.3 million and $100.5 million, respectively. In addition, based on our results of operations in fiscal year 2015, we currently expect to continue to report losses for the next few fiscal quarters. Additionally, we may not return to profitability in future periods, our revenues could further decline, or could grow more slowly than we expect, and we may incur significant losses in the future for a number of reasons, including due to the risks described elsewhere in this Item 1.A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

During March 2014, we completed a refinancing transaction that addressed a significant decrease in our liquidity during the second half of fiscal year 2014. While the March 2014 refinancing provided us with near term liquidity, we cannot assure you that we will have sufficient liquidity going forward. During March 2014, we undertook several steps to address the decline in liquidity and capital resources which we experienced in fiscal year 2014, including completing a private placement of convertible senior notes, issuing convertible preference shares, entering into a new credit facility and refinancing a significant amount of our prior indebtedness under our then outstanding credit facilities. Notwithstanding the actions we took in March 2014, we continued to incur losses in fiscal year 2015 and we currently expect to continue to report losses for the next few fiscal quarters. In addition, our financial condition, liquidity and capital resources could be materially and adversely impacted by a number of factors, including if we are unable to improve our financial performance and the other risks, uncertainties and factors described elsewhere in this Item 1.A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

If we are not reimbursed for amounts that we advance or disburse for our clients or if our clients delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. We rely on cash from operations to fund a significant portion of our business. In order to generate such cash, we need to invoice accurately and collect our receivables. In certain countries, particularly in the U.S., we experienced in fiscal year 2014 invoicing delays immediately following the implementation of our freight forwarding operating system and global financial system in those countries which adversely impacted our liquidity. These invoicing delays led to higher than normal receivables and weaker cash collection cycles in the first part of fiscal year 2015. Although we believe we have made considerable progress in remediating these issues, our liquidity would be adversely impacted if we experience similar disruptions in our invoicing processes in the future. In addition, we assume a certain level of credit risk with our clients in order to do business. In addition, conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. In the past, we have experienced collection delays from certain clients and certain clients have declared bankruptcy, and we cannot predict whether in the future we will continue to experience similar or more severe delays or if other clients will declare bankruptcy. In this event, our liquidity and financial condition could be adversely impacted.

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

Although we have established provisions to cover losses due to delays or our clients’ inability to pay, there can be no assurance that such provisions will be sufficient to cover our losses. If losses due to delays or our clients’ inability to pay are greater than our provisions, it could have a material adverse effect on our liquidity, results of operations, and financial condition.

We have substantial outstanding indebtedness and our outstanding indebtedness could adversely impact our liquidity and flexibility in obtaining additional financing, our ability to fulfil our debt obligations and our financial condition and results of operations. We have substantial debt and, as a result, we have significant debt service obligations. We and a number of our direct and indirect subsidiaries have various credit, letters of credit and guarantee facilities, including our $150.0 million asset-based secured revolving credit facility which we entered into in March 2014. In addition, in March 2014 as part of our refinancing described in detail within Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Fiscal 2015 Refinancing, we issued $400.0 million principal amount of convertible senior notes due 2019, which notes we refer to as the 2019 Notes. We also have indebtedness outstanding under other short term financing arrangements in addition to our bank credit and letter of credit facilities.

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

Servicing our debt requires a significant amount of cash and we may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful. Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain regulatory, competitive, financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.

Our cash payments for interest were $55.4 million for the fiscal year ended January 31, 2015 and we have a significant amount of indebtedness which becomes due within the next few years. We expect that we will need to generate significant cash flows from operations to meet our debt service requirements during fiscal 2016 and beyond.

If we are unable to meet our debt service obligations, we may be forced to reduce or delay investments or to sell assets, seek additional capital (which could include obtaining additional equity capital on terms that may be onerous or highly dilutive) or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our operating results and available cash have been and may in the future be insufficient to meet our debt service obligations. We could again face substantial liquidity challenges and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or, if consummated, the proceeds of such dispositions may not be adequate to meet any debt service obligations then due. We may not be able to consummate those dispositions and the proceeds of any disposition may not be adequate to meet any debt service obligations then due.

Our revolving credit, letters of credit and guarantee facilities contain covenants imposing operating and financial restrictions on us. Such covenants limit our operating and financial flexibility and our failure to comply with such covenants could result in an event of default under these agreements and other agreements. A number of our revolving credit, letters of credit and guarantee facilities require that we maintain specified financial ratios and tests. Our credit facility for our operations in South Africa (the South African Facilities Agreement) contains financial covenants applicable to the borrower group under that credit facility. In addition, the South African Facilities Agreement and our other credit, letter of credit and guarantee facilities including our senior secured asset-based revolving credit facility with Citibank, N.A., Citigroup Global Markets Inc., Bank of the West, and various other banks (the CitiBank Credit Facility), which we entered into in March 2014, contain various other restrictions and covenants customary for these types of financings. These covenants may restrict or may limit our ability to, among other things:

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

The covenants, financial ratios and other restrictions in our debt instruments may adversely impact our operations and our ability to pursue available business opportunities, even if we believe such actions would otherwise be advantageous. Our ability to comply with these covenants, financial ratios and other restrictions may be affected by events beyond our control, such as prevailing trade volumes, adverse economic conditions and changes in the competitive environment. In the past we have found it necessary to amend the covenants, financial ratios and other restrictions in our then existing credit agreements and debt instruments and obtain waivers regarding certain provisions. In this regard, we obtained a waiver from the lender under our South African Facilities Agreement regarding a financial covenant in such agreement for the measurement period ended January 31, 2015. If we do not comply with the covenants, financial ratios and other restrictions in our credit, letters of credit and other facilities and we are unable to obtain any necessary amendments or waivers, the interest and principal amounts outstanding under such agreements and facilities may become immediately due and payable.

Furthermore, the indenture for the 2019 Notes, the CitiBank Credit Facility, the South African Facilities Agreement, and several of our other credit and letters of credit and other facilities contain cross-default provisions with respect to other indebtedness, giving the holders of the 2019 Notes, the lenders and the counterparties under the various other agreements and facilities, as the case may be, the right to declare a default if we default under other indebtedness in some circumstances. Accordingly, defaults under our credit agreements and other debt instruments could materially and adversely affect our business, financial condition and results of operations.

We may need additional financing to fund our operations, we may need replacement financing for some of our indebtedness, and we may not be able to obtain financing on terms acceptable to us or at all. We may not have the ability to repay the principal amount of our indebtedness at maturity or prior thereto if we are required to do so. We may not be able to raise the funds necessary to settle conversions of our 2019 Notes or to repurchase the 2019 Notes upon a fundamental change. When our various letters of credit, credit, cash draw and guarantee facilities expire or otherwise become due and payable, we will need to repay such amounts or replace, refinance or extend the maturity dates of such facilities. In this regard, the commitment by lenders to make revolving loans under the CitiBank Credit Facility terminates in March 2019, unless our 2019 Notes have not been redeemed, refinanced or converted prior to September 2018, in which case the CitiBank Credit Facility terminates in September 2018. The maturity date of our South African Facilities Agreement is July 9, 2016. We also have approximately $40.0 million of short term indebtedness under other financing arrangements coming due within three months as of the filing the date of this Annual Report on Form 10-K. In addition, we may need additional financing in the future to fund our operations. In certain circumstances, we could be required to repay our outstanding debt prior to the originally scheduled dates of maturity. For example, if a “Change of Control” (as this term or similar terms are defined in the CitiBank Credit Facility, the South African Facilities Agreement and in various other credit, letters of credit and guarantee facilities) occurs or if we do not comply with the covenants or other requirements in the CitiBank Credit Facility, the South African Facilities Agreement and in our various other facilities, our outstanding indebtedness may be accelerated.

In addition, at maturity, the entire outstanding principal amount of our 2019 Notes will become due and payable by us on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. In addition, if the conditional conversion feature of the 2019 Notes is triggered, the holders of the notes will be entitled to convert their notes at any time during specified periods at their option. We may make cash payments with respect to a conversion of our 2019 Notes (in addition to cash paid in lieu of fractional shares) which could adversely affect our liquidity, unless we elect to deliver solely ordinary shares to settle such conversions (other than cash in lieu of any fractional share). In addition, even if holders of the 2019 Notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2019 Notes as a current rather than long-term liability, which may result in a material reduction of our net working capital. Holders of the 2019 Notes also have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.

We may not have enough available cash or be able to obtain financing at the time we are required to repay the principal amounts then outstanding under our credit and other facilities or to repay the principal amount of the 2019 Notes, to make repurchases of the notes surrendered therefor or to pay cash upon conversions of the notes, to the extent we are required to do so. In addition, our ability to repay our indebtedness or to make any required repurchases or to pay cash upon conversions of the 2019 Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repay the principal amounts of our indebtedness when we are required to do so or to make other required payments under such facilities and debt instruments would constitute a default under the governing instruments for such indebtedness and could also lead to a default under the agreements governing our other indebtedness. If the repayment of our indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the 2019 Notes or make cash payments upon conversions thereof.

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

Ongoing volatility in global trade and the global economic environment has adversely impacted our results of operations and may continue to do so in the foreseeable future. In addition, present world economic and geopolitical conditions increase the number and likelihood of risks which we normally face on a day-to-day basis in running our business. Ongoing volatility in global trade and the global economic environment has adversely impacted our revenues and results of operations and our business is susceptible to those factors which negatively impact international trade. Volatility in trade volumes also impacts transportation capacity (in both the air and ocean modes), which in turn impacts freight transportation rates, client pricing and our overall margins. As a result of the ongoing volatility and uncertainty in global trade, a number of the risks we normally face have increased. These include:

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

We conduct business throughout the world and our international presence exposes us to potential difficulties and risks associated with distant operations and to various global, regional, area and local economic, regulatory, political and other uncertainties and risks. Our South African operations contribute significantly to our overall profitability and any adverse changes in the economic, regulatory or political environment in South Africa could have a materially adverse impact on our overall business and financial results. We conduct business throughout the world and a majority of our business is conducted outside of the U.S. We anticipate that revenue from foreign operations will continue to account for a significant amount of our future revenue and our international operations are directly related to and are dependent on the volume of trade and the social, economic and political conditions in various countries. For the fiscal year ended January 31, 2015, approximately 14%, 12%, 4%, 4% and 3% of our revenues were from our operations in South Africa, China, Germany, Israel and Spain, respectively, and on a combined basis these countries accounted for approximately 51% of our total assets as of January 31, 2015. Our international operations are influenced by many factors, including:

•	changes in a specific country’s or geographic area’s economic, social and political conditions or governmental policies;

•	natural disasters, epidemics, wars, acts of terrorism, civil unrest and other disturbances;

•	changes in international and domestic customs regulations and security requirements;

•	trade laws, tariffs, export quotas and other trade restrictions and economic sanctions;

•	changes in consumer attitudes towards imported goods as compared to domestically produced goods;

•	difficulties in staffing, managing or overseeing diverse foreign operations over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	pricing restrictions and regulations imposed by foreign governments;

•	transfer pricing inquiries by local taxing authorities;

•	expropriation of our international assets or adverse changes in tax laws and regulations;

•	limitations on the repatriation of earnings or assets, including laws and regulations that limit or restrict the payment of dividends or distributions or other transfers of cash (for example a substantial portion of our cash as of January 31, 2015 is in jurisdictions where repatriation is difficult, such as South Africa and China);

•	exposure to emerging market currencies;

•	exchange rate fluctuations, particularly between the South African rand, the euro and the U.S. dollar, respectively;

•	different liability standards and less developed legal systems that may be less predictable than those in the U.S.;

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the U.S.; and

•	climatic conditions that impact trade.

The occurrence or consequences of any of these factors may restrict our ability to operate in the affected geographic area and/or decrease the profitability of our operations in that geographic area.

Because we manage our business on a localized basis in many countries around the world, our operations and internal controls may be materially adversely affected by inconsistent management practices. We manage our business in many countries around the world, with local and geographic area management retaining responsibility for day-to-day operations, compliance issues, profitability and the growth of the business. This operating approach can make it challenging for us to implement strategic decisions and coordinated practices and procedures throughout our global operations, including implementing and maintaining effective disclosure controls and procedures and internal control over financial reporting throughout our worldwide organization. In addition, some of our subsidiaries operate with management, sales and support personnel that may be insufficient to support their respective businesses without global coordination. In this regard, in connection with our January 2015 Reorganization we eliminated several positions and we no longer maintain regional infrastructures which further decentralizes our business. Our decentralized operating approach may result in inconsistent management practices and procedures and could adversely affect our overall profitability, and ultimately our business, results of operations, financial condition and prospects.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Part II, Item 9A of this Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting related to the company’s centralized process for certain activity recorded through its freight forwarding receivable and payable clearing accounts. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management has undertaken a review of the underlying controls related to freight forwarding receivable and payable clearing accounts, and expects to implement additional controls to address the material weakness discussed in its report. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

In connection with a prior investigation by the European Commission of alleged anti-competitive behavior relating to air freight forwarding services in the European Union/European Economic Area, on March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behaviour in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $3.5 million at January 31, 2015) against us. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court and oral arguments were heard in October 2014.

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

Foreign currency fluctuations could result in currency translation exchange gains or losses or could increase or decrease the book value of our assets. Our reporting currency is the U.S. dollar. For the fiscal year ended January 31, 2015, we derived a substantial portion of our revenue in currencies other than the U.S. dollar and, due to the global nature of our operations, we expect in the foreseeable future to continue to conduct a significant amount of our business in currencies other than our reporting currency. Appreciation or depreciation in the value of other currencies, particularly the euro and the South African rand, as compared to our reporting currency will result in currency translation exchange gains or losses which, if the appreciation or depreciation is significant, could be material. In those areas where our revenue is denominated in a local currency rather than our reporting currency, a depreciation of the local currency against the U.S. dollar could adversely affect our reported U.S. dollar earnings, as was the case in recent fiscal years. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the value of those assets is translated into U.S. dollars, foreign currency exchange rates may adversely affect the book value of our assets. We cannot predict the effects of exchange rate fluctuations on our future operating results.

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

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to volatile consumer demand. As a result, our operating results have historically been subject to seasonal trends when measured on a quarterly basis, excluding the impact of foreign currency fluctuations. Our first and fourth fiscal quarters have in the past been weaker compared with our second and third fiscal quarters. Given the seasonality in our business, it may be more difficult for us to generate liquidity to run our business or return to profitability even after taking into account our refinancing which we completed in March 2014. Changes in the shipping patterns of our clients, including shifts from the use of air freight to ocean freight, may adversely impact our operating results. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, there can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

We face intense competition in the freight forwarding, customs brokerage, contract logistics, domestic ground transportation and supply chain management industry. The freight forwarding, customs brokerage, contract logistics, domestic ground transportation and supply chain management industry is intensely competitive and we expect it to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are many companies competing in one or more segments of the industry. We also encounter competition from geographic area and local third-party logistics providers, freight forwarders, trucking companies and integrated transportation companies. In addition, clients increasingly are turning to procurement led competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also face competition from air and ocean carriers, computer information and consulting firms and contract manufacturers, many of which are beginning to expand the scope of their operations to include supply chain related services. We also believe there is a current trend in the industry of new competition from non-traditional services, such as distributors of industrial or consumer products who decide to become commercial providers of logistics services, from asset-based providers of logistics services who decide to vertically integrate, and from smaller logistics companies which are increasingly sponsored by private equity firms. In addition, further industry consolidation is intensifying competition. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which would damage our results of operations and the long-term or short-term prospects of our business.

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

We are subject to numerous governmental export laws and trade and economic sanctions laws and regulations. A failure by us to comply with such laws and regulations could subject us to liability and have a material adverse impact on our business, results of operations or financial condition. We conduct business throughout the world and our business activities and services are subject to various applicable import and export control laws and regulations of the U.S. and other countries. We must also comply with U.S. trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. Although we take precautions to comply with all such laws and regulations, from time to time we have inadvertently violated such laws and regulations. Violations of governmental export control and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse consequences.

In addition, in numerous countries we serve our clients through third party agents and other intermediaries, such as customs agents. Violations of applicable import, export, trade and economic sanctions laws and regulations by these third party agents or intermediaries may also result in adverse consequences and repercussions to us. There can be no assurance that we and our agents and other intermediaries will be in compliance with export control and economic sanctions laws and regulations in the future. In such event, our business and results of operations could be adversely impacted.

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

Our information technology systems may not keep pace with our competitors and are subject to risks that we cannot control, including risks of accidental system failures or natural disasters and intentional cyber-attacks. We have implemented a variety of internet-based tools and other information technology systems and services, on which we and our clients rely. These tools and systems are integrated into our business, including the way clients place orders and track shipments. We increasingly compete based upon the usefulness and sophistication of technologies incidental to our business and we may not be able to keep pace with our competitors’ information technology offerings. The failure of our information technology systems and services, including our computer systems and websites, or our inability to have these technologies supported, updated, expanded, or integrated into or with other computer systems and websites, could hinder our business operations and could adversely impact our client service, volumes, net revenues (a non-U.S. Generally Accepted Accounting Principal (non-U.S. GAAP) measure we use to describe revenue less purchased transportation costs) and result in increased costs. Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure which have experienced system failures and electrical outages in the past. Our systems are susceptible to outages due to: fire; floods; power loss; telecommunications failures; human error; various “Acts of God”; and similar events. Like all websites and other networked information technology systems, our websites and systems are vulnerable to cyber-attacks, including: computer viruses; break-ins; phishing attacks; attempts to overload our servers with denial-of-service or other forms or sabotage; and unauthorized disruptions. Any of these attacks could lead to interruptions, delays, or shutdowns.

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

Strategic initiatives have been and are expected to continue to be an important element of our strategy, but we may not find suitable opportunities and we may not be able successfully to manage such initiatives in the future. As part of our corporate strategy, we regularly evaluate strategic initiatives and alternatives, including: joint ventures; investments; sales of businesses; and potential mergers or acquisitions. Risks associated with these activities include: accurately assessing the value; strengths; weaknesses; contingent and other liabilities; and potential profitability of the transactions; financing costs; the ability to achieve projected economic and operating synergies, and any cost savings; and the diversion of management attention from our existing business. Our consideration of these types of transactions may disrupt our business and cause clients to lose confidence in our ability to meet their needs. Although we selectively pursue strategic opportunities, some or all of these transactions may not be announced in the foreseeable future, or at all, and they may not be consummated even following announcement. The costs incurred in evaluating and consummating strategic transactions could result in incurring expenses and losses even if any announced transaction may ultimately be beneficial.

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

Because we are a holding company, we are financially dependent on receiving distributions from our subsidiaries and we could be harmed if such distributions cannot be made in the future. Exchange control laws and regulations could limit the payment of dividends, distributions or other transfers of funds by our subsidiaries. We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends, distributions and advances from our subsidiaries to meet our financial obligations, including our obligations to pay indebtedness and make interest payments on the 2019 Notes, and to pay dividends on our ordinary shares and, to the extent we pay cash dividends on our newly issued Convertible Preference Shares, such cash dividends. The ability of our subsidiaries to pay such amounts to us and our ability to receive distributions on our investments is subject to restrictions, including but not limited to applicable local law and limitations contained in our various credit facilities and other borrowings. Additionally, intercompany payments of dividends, distributions and advances can, in certain circumstances, result in adverse tax effects such as the requirement to pay withholding and corporate income taxes and distribution taxes on dividends and distributions, and can also require, in certain situations, that our subsidiaries make pro-rata payments to the minority interest holders in such entities. Exchange control laws and regulations may limit or restrict the payment of dividends or distributions or other transfers of funds by our subsidiaries. In addition, a substantial portion of our cash is located outside the U.S. in jurisdictions where local law or the terms of agreements binding on the relevant subsidiary makes repatriation difficult, including South Africa and China. As of January 31, 2015, cash balances held in South Africa and China comprised 34% and 3% of our total cash balances, respectively. Further, in general, our subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances which could restrict our ability to continue operations and pay our indebtedness.

Because we are incorporated under the laws of the British Virgin Islands, the rights of our shareholders may be different, less well defined and more difficult to protect than the rights of shareholders of a corporation incorporated elsewhere. Our corporate affairs are governed by our Memorandum of Association and Articles of Association and by the BVI Business Companies Act, 2004 (as amended) and the common law of the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedents in the U.S. British Virgin Islands companies may not have standing to initiate a shareholder derivative action before the federal courts of the U.S. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation incorporated in a jurisdiction in the U.S.

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

As of January 31, 2015, we leased, or in a limited number of cases, owned, 464 facilities in 58 countries. These facilities are generally comprised of office and warehouse space. In most countries, these facilities are typically located close to an airport, ocean port, or an important border crossing. Leases for our principal properties generally have terms ranging from three to ten years or more and often include options to renew. While some of our leases are month-to-month and others expire in the near term, we believe that our facilities are adequate for our current needs and for the foreseeable future.

As of January 31, 2015, we leased or owned the following facilities in the following countries indicated:

	Freight Forwarding Facilities		Contract Logistics and Distribution Facilities
	Owned	Leased	Owned	Leased	Total
United States	—	27	2	30	59
South Africa	1	16	—	58	75
Germany	—	13	—	2	15
Israel	—	11	—	4	15
Spain	—	6	—	8	14
China	1	25	—	5	31
All Others	5	204	—	46	255

Total	7	302	2	153	464

Our leased facilities include single-client Contract Logistics and Distribution facilities as well as multi-client shared warehouses. In addition to the contract logistics centers reported above, we also manage an additional 64 contract logistics centers located in our clients’ facilities. Additional information regarding our lease commitments, which is incorporated herein by reference, is set forth in Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Commitments” in our consolidated financial statements included elsewhere herein.

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

From time to time, claims are made against us or we may make claims against others, including in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties. Unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from engaging in certain activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation that we believe will be material, except as described below.

Industry-Wide Anti-Trust Investigation. On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $3.5 million at January 31, 2015) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court and oral arguments were heard in October 2014.

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

Matters Related to the Fiscal 2015 Financing. On March 17, 2014, a putative securities class action lawsuit was filed against us and certain of our executives in the United States District Court for the Central District of California. As amended on September 5, 2014, the complaint, which is captioned Michael J. Angley, individually and on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner, Richard G. Rodick, Edward G. Feitzinger and Jeffrey W. Misakian, No. 2:14-cv-02066, generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the SEC between March 28, 2013 and February 26, 2014, material facts relating to our liquidity position, financial condition, financial covenants, financial systems and freight forwarding operating system. The complaint seeks unspecified damages and other relief. The company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. All defendants moved to dismiss on November 4, 2014.

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

Price Range of our Ordinary Shares

Our ordinary shares trade on The NASDAQ Global Select Market under the symbol UTIW. The high and low market prices for our ordinary shares for each fiscal quarter during the last two fiscal years are as follows:

	High	Low
Fiscal Year Ended January 31, 2015:
4th Quarter	14.75	10.40
3rd Quarter	11.71	9.00
2nd Quarter	10.55	9.00
1st Quarter	17.12	9.34
Fiscal Year Ended January 31, 2014:
4th Quarter	17.70	15.00
3rd Quarter	17.62	14.56
2nd Quarter	17.02	14.13
1st Quarter	16.05	13.78

As of March 25, 2015, the approximate number of holders of record of our ordinary shares was 169. We have a substantially greater number of beneficial holders of our ordinary shares, whose shares of record are held by banks, brokers and other financial institutions.

Dividend Policy

We did not pay a dividend for fiscal year 2015. During fiscal years 2014 and 2013, we paid an annual cash dividend of $0.06 per ordinary share. Historically, our board of directors has considered the declaration of dividends following the completion of our fiscal year; however, as of the filing date of this Annual Report, no determination has been made with respect to dividends for fiscal 2016. Any future determination to pay cash dividends to our shareholders will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements, legal requirements and other factors that our board of directors deems relevant. Our Articles of Association contain certain limitations regarding the payment of dividends in accordance with the laws of the British Virgin Islands. In addition, our bank credit facilities contain limitations on our ability to pay dividends. We intend to reinvest a substantial portion of our earnings in the development of our business, and no assurance can be given that dividends will be paid to our shareholders at any time in the future.

Additional Limitations on dividends. We are a holding company that relies on dividends, distributions and advances from our subsidiaries to pay dividends on our ordinary shares and meet our financial obligations. The ability of our subsidiaries to pay such amounts to us and our ability to pay dividends and distributions to our shareholders is subject to restrictions including, but not limited to, applicable local laws and limitations contained in our credit facilities and long-term borrowings. Further, our Convertible Preference Shares rank senior to our ordinary shares with respect to dividend rights. Additionally, intercompany payments of dividends, distributions and advances can, in certain circumstances, result in adverse tax effects such as the requirement to pay withholding and corporate income taxes and distribution taxes on dividends and distributions, and can also require, in certain situations, that our subsidiaries make pro-rata payments to the minority interest holders in such entities. In addition, a substantial portion of our cash is located outside the United States in jurisdictions where local law or the terms of agreements binding on the relevant subsidiary makes repatriation difficult, including South Africa and China. As of January 31, 2015, cash balances held in South Africa and China comprised 34% and 3% of our total cash balances, respectively. Further, in general, our subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances. In addition, we currently expect that the cash and cash equivalents held by our non-U.S. subsidiaries will be used primarily to support our international operations, including paying debt service, making capital expenditures and meeting the cash needs of such operations.

Exchange control laws and regulations. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our parent holding company. We believe total net assets which may not be transferred to us in the form of loans, advances, or cash dividends by our subsidiaries without the consent of a third party were approximately 13% of our consolidated total net assets as of January 31, 2015.

Performance Graph

The following graph compares the cumulative total shareholder return on the company’s ordinary shares for the period beginning January 31, 2010 through January 31, 2015 with the cumulative total return on (a) the NASDAQ Composite Index and (b) the NASDAQ Transportation Index. The graph assumes $100 was invested in the company’s ordinary shares and in each of the indices shown and assumes that all of the dividends were reinvested.

The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among UTi Worldwide Inc., the NASDAQ Composite Index

and the NASDAQ Transportation Index

*$100 invested on 1/31/10 in stock or index, including reinvestment of dividends.

Fiscal year ending January 31.

	1/10	1/11	1/12	1/13	1/14	1/15
UTi Worldwide Inc.	100.00	160.24	109.28	108.78	115.85	87.81
NASDAQ Composite	100.00	126.90	134.50	152.96	204.19	231.72
NASDAQ Transportation	100.00	131.51	128.41	140.85	177.76	225.35

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

The selected consolidated balance sheet data as of January 31, 2015 and 2014 and the selected consolidated statement of operations data for the fiscal years ended January 31, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated balance sheet data as of January 31, 2013, 2012 and 2011 and selected consolidated statement of operations data for the fiscal years ended January 31, 2012 and 2011, have been derived from our audited consolidated financial statements not included in this Annual Report.

The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP).

	Fiscal years ended January 31,
	2015	2014(8)	2013	2012	2011
	(In thousands, except share and per share amounts)
Revenues(1)	$4,179,775	$4,435,580	$4,607,521	$4,914,221	$4,549,773
Severance and other(2)	51,164	29,618	18,039	15,132	—
Goodwill impairment(3)	—	—	93,008	—	—
Intangible assets impairment(4)	—	—	1,643	5,178	—
Operating (loss)/income	(115,819)	(17,800)	(28,295)	128,670	122,716
Net (loss)/income	(202,561)	(78,133)	(94,040)	78,998	74,623
Net (loss)/income attributable to UTi Worldwide Inc.(5)	(203,220)	(83,294)	(100,506)	72,533	69,903
Basic diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders(6)	$(2.04)	$(0.80)	$(0.97)	$0.71	$0.70

Diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders(6)	$(2.04)	$(0.80)	$(0.97)	$0.70	$0.68

Cash dividends declared per common share	$—	$0.06	$0.06	$0.06	$0.06

BALANCE SHEET DATA:
Total assets	1,973,952	2,076,485	2,074,057	2,255,649	2,112,705
Total non-current liabilities(7)	474,397	319,134	354,804	317,669	148,818

(1)	Refer to Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report for revenue recognition policy.
(2)	In fiscal years 2015, 2014 and 2013, the company incurred employee severance costs of approximately $21.3 million, $24.8 million and $12.8 million, respectively, and legal settlement costs of approximately $2.6 million, $1.5 million and $5.2 million, respectively. The company incurred facility exit and other costs of approximately $2.7 million and $3.3 million for fiscal years 2015 and 2014, respectively. The company did not incur facility exit and other costs for fiscal year 2013. During fiscal year 2015, the company incurred an impairment of $24.6 million in connection with a South African Installment Receivable Agreement and other receivables. Severance and other totaled $51.2 million, $29.6 million and $18.0 million, respectively, for fiscal years 2015, 2014 and 2013. Refer to Note 8, “Severance and other,” in our consolidated financial statements included in this Annual Report.
(3)	In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, the company recorded a non-cash charge of $93.0 million, before a related deferred tax benefit of $2.7 million, for impairment of goodwill in the company’s Contract Logistics and Distribution segment. This charge was recorded as the result of continued economic weakness in certain of the geographic areas in which we operate.
(4)	In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, the company performed an evaluation of the recoverability of its long-lived assets and recorded a non-cash impairment charge of $1.6 million for client relationships in the company’s Contract Logistics and Distribution segment. This charge was before a related deferred tax benefit of $0.5 million. The intangible asset impairment relates to the recoverability of value assigned to certain client relationships within one of the company’s pharmaceutical distribution businesses in South Africa.

In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2012, the company performed an evaluation of the recoverability of its long-lived assets and recorded a non-cash impairment charge of $5.2 million for a client relationship, in the company’s Contract Logistics and Distribution segment. This charge was before a related deferred tax benefit of $1.8 million. The intangible asset impairment relates to substantially all of the unamortized valuation of a client relationship from an acquisition in fiscal 2004. The intangible asset became impaired because of the non-renewal of a client contract beginning in July 2012.

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

(5)	The company’s net loss for fiscal years 2015 and 2014 included adverse tax impacts of approximately $47.0 million and $50.1 million, respectively, as a result of valuation allowances.
(6)	The figures presented for diluted (loss)/earnings per common share attributable to UTi Worldwide Inc. common shareholders do not give effect to the shares that the company may be required to issue upon conversion of its Convertible Preference Shares (or any pay in-kind dividends) or upon conversion of its 2019 Notes.
(7)	In March 2014, we completed the private offering of the 2019 Notes. In January 2013, we issued $200.0 million (principal amount) of senior notes. These notes were repaid in full in March 2014.
(8)	During the fourth quarter of fiscal 2015, we corrected certain errors we determined were made in connection with (i) the recognition of purchased transportation costs in the company’s Freight Forwarding segment, and (ii) the recognition of revenues and purchased transportation costs in the company’s Contract Logistics and Distribution segment. In considering the correction of previously issued financial statements, we also considered certain adjustments for corrections identified prior to the fourth quarter of fiscal 2015 but which were considered immaterial, individually and in the aggregate, to the previously issued financial statements. We assessed the materiality of these corrections quantitatively and qualitatively and have concluded that these corrections are immaterial to our consolidated financial statements taken as a whole.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

January 2015 Reorganization. In January 2015, we committed to a plan to simplify our leadership structure and to shift management of our freight forwarding business from four geographic regions to a global leadership structure managing 16 discrete geographic areas. We refer to this reorganization as the January 2015 Reorganization. In connection with the January 2015 Reorganization, we eliminated several leadership positions and will no longer maintain regional infrastructures. Following the January 2015 Reorganization, we continue to have two lines of business, freight forwarding and contract logistics and distribution. We expect to record total charges of approximately $8.0 million to $14.0 million in connection with the January 2015 Reorganization relating to one-time employee termination benefits, including severance benefits and other employee expenses. Of such charges, $8.4 million were incurred during the fourth quarter of fiscal year 2015 and we expect that approximately $1.0 million to $3.0 million of such total charges will be incurred by us in the first quarter of our fiscal year ending January 31, 2016.

Fiscal 2015 Refinancing. In March 2014 we undertook several steps to address certain liquidity and covenant challenges which we were then experiencing (which actions are collectively referred to herein as the Fiscal 2015 Refinancing). These steps included, but were not limited to, the following:

•	We completed a private offering of our $400.0 million principal amount of convertible senior notes due 2019 (the 2019 Notes). After deducting fees and expenses, we received net proceeds from the offering of the 2019 Notes of $386.1 million.

•	We completed a private offering of our Series A 7.0% Convertible Preference Shares (the Convertible Preference Shares) to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175.0 million. We currently expect that dividends on the Convertible Preference Shares will be paid in kind quarterly until March 1, 2017. The dividend rate is 7.0% for pay-in-kind dividends and 8.0% for cash dividends in the limited circumstances provided by the terms of the Convertible Preference Shares. For additional information regarding the terms of the Convertible Preference Shares, see Note 10, “Borrowings” of the Notes to Financial Statements contained in Part I of this Annual Report on Form 10-K.

•	Certain of our U.S. and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Bank of the West, and various other banks, for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility) that provides commitments of up to $150.0 million, as more fully described below.

•	We (i) repaid all of the $200.0 million aggregate principal amount of our private placement notes which we issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million, (ii) refinanced indebtedness which was then outstanding under certain of our previously outstanding credit facilities and terminated those credit facilities, and (iii) in connection with the termination of certain facilities, provided cash collateral of approximately $50.0 million for outstanding letters of credit and bank guarantees thereunder.

While we believe the Fiscal 2015 Refinancing enabled us to address the liquidity challenges we then faced, a number of factors, including those described in Part I. Item 1.A “Risk Factors” and elsewhere in this Annual Report on Form 10-K could, however, adversely impact our results of operations, financial condition and liquidity.

Freight Forwarding Operating System. As of January 31, 2015, approximately 90% of our total freight forwarding shipments were on our new freight forwarding operating system. As previously disclosed, in certain countries, particularly in the U.S., we experienced invoicing delays immediately following implementation of the freight forwarding operating system, which delays led to higher than normal receivables and weaker cash collections in the second half of fiscal 2014 and the first half of fiscal 2015. Although we believe we have addressed such invoicing delays, we cannot give assurance that we will not face similar issues in the future.

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

We provide airfreight forwarding services in two principal forms (i) as an indirect carrier, and occasionally (ii) as an authorized agent for airlines. When we act as an indirect carrier with respect to shipments of freight, we typically issue a HAWB upon instruction from our client (the shipper). The HAWB serves as the contract of carriage between us and the shipper. When we tender freight to the airline (the direct carrier), we receive a Master Airway Bill. The Master Airway Bill serves as the contract of carriage between us and the air carrier. Because we provide services across a broad range of clients on commonly traveled trade lanes, when we act as an indirect carrier we typically consolidate individual shipments into larger shipments, optimizing weight and volume combinations for lower-cost shipments on a consolidated basis. We typically act as an indirect carrier with respect to shipments tendered to the company by our clients, however, in certain circumstances, we occasionally act as an authorized agent for airlines. In such circumstances, we are not an indirect carrier and do not issue a HAWB, but rather we arrange for the transportation of individual shipments directly with the airline. In these instances, as compensation for arrangement for these shipments, the carriers pay us a management fee.

We provide ocean freight forwarding services in two principal forms (i) as an indirect carrier, sometimes referred to as a NVOCC, and (ii) as an ocean freight forwarder nominated by our client (ocean freight forwarding agent). When we act as an NVOCC with respect to shipments of freight, we typically issue a HOBL to our client (the shipper). The HOBL serves as the contract of carriage between us and the shipper. When we tender the freight to the ocean carrier (the direct carrier), we receive a contract of carriage known as a Master Ocean Bill of Lading. The Master Ocean Bill of Lading serves as the contract of carriage between us and the ocean carrier. When we act as an ocean freight forwarding agent, we typically do not issue a HOBL but rather we receive management fees for managing the transaction as an agent, including booking and documentation between our client and the underlying carrier (contracted by the client). Regardless of the forms through which we provide airfreight and ocean freight services, if we provide the client with ancillary services, such as the preparation of export documentation, we receive additional fees.

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

We also provide a range of distribution, consultation, outsourced management services, planning and optimization services, and other supply chain management services. As part of our distribution services, we provide domestic ground transportation and road distribution services primarily in North America and South Africa. We receive fees for the other supply chain management services that we perform. Distribution and other contract logistics revenues are recognized when the service has been completed in the ordinary course of business.

Effect of Foreign Currency Translation on Comparison of Results. Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes is affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower revenues reported; however, as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect occurs if these currencies appreciate against the U.S. dollar. In this regard, we currently expect that our first quarter fiscal 2016 results could be adversely affected by the significant weakening of the euro and South Africa rand as compared to the U.S. dollar that has occurred since January 31, 2015. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net carrying value of our assets. These translation effects are included as a component of accumulated other comprehensive income or loss in shareholders’ equity. We have historically not attempted to hedge this equity risk and, except as provided above we cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

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

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for fiscal 2015 and fiscal 2014 compared to the respective prior fiscal years. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, those factors described in Part I, Item 1A under the heading, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement, except as required by law. Our consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with U.S. GAAP.

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

We believe that for our Freight Forwarding segment, net revenues (a non-GAAP financial measure we use to describe revenues less purchased transportation costs) are a better measure of growth in our freight forwarding business than revenues because our revenues and our purchased transportation costs for our services as an indirect air and ocean carrier include the carriers’ charges to us for carriage of the shipment. Our revenues and purchased transportation costs are also impacted by changes in fuel and similar surcharges, which have little relation to the volume or value of our services provided. When we act as an indirect air and ocean carrier, our net revenues are determined by the differential between the rates charged to us by the carrier and the rates we charge our clients plus the fees we receive for our ancillary services. Revenues derived from freight forwarding generally are shared between the points of origin and destination, based on a standard formula. Our revenues in our other capacities include only management fees earned by us and are substantially similar to net revenues for the Freight Forwarding segment.

As a result of the implementation of our new freight forwarding operating system, differences in classification exist between the presentation of product line revenue and purchased transportation cost information for the year ended January 31, 2015 as compared to the same categories for the years ended January 31, 2014 and 2013. This is the result of our new freight forwarding operating system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to import shipments where the company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and now such activities are recognized in the customs brokerage product. The amount of the differences in classification for the respective periods presented is not readily available and significant effort and excessive cost would be involved in classifying the individual transactions in the legacy applications in a consistent manner with the new operating system making conforming changes impracticable. Accordingly, the comparability of the product line information for the periods presented has been impacted. We believe the potential magnitude of the impact on segment reclassifications within revenue and purchased transportation costs, when compared to their respective prior fiscal years, is not greater than $55.0 million and $20.0 million, for the fiscal years ended January 31, 2015 and 2014, respectively. These reclassifications had no impact on reported total revenues and total purchased transportation costs.

For segment reporting purposes by geographic area, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. Our revenues and operating income by operating segment for the fiscal years ended January 31, 2015, 2014 and 2013, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

Fiscal Year Ended January 31, 2015 Compared to Fiscal Year Ended January 31, 2014

Freight Forwarding

	Freight Forwarding Fiscal years ended January 31,
	2015	2014	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$1,247,653	$1,343,462	$(95,809)	(7)%
Ocean freight forwarding	1,048,651	1,251,219	(202,568)	(16)
Customs brokerage	208,128	146,499	61,629	42
Other	201,036	251,595	(50,559)	(20)

Total revenues	2,705,468	2,992,775	(287,307)	(10)

Purchased transportation costs:
Airfreight forwarding	977,650	1,049,037	(71,387)	(7)
Ocean freight forwarding	893,371	1,047,023	(153,652)	(15)
Customs brokerage	40,988	22,444	18,544	83
Other	159,081	172,393	(13,312)	(8)

Total purchased transportations costs	2,071,090	2,290,897	(219,807)	(10)

Net revenues:
Airfreight forwarding	270,003	294,425	(24,422)	(8)
Ocean freight forwarding	155,280	204,196	(48,916)	(24)
Customs brokerage	167,140	124,055	43,085	35
Other	41,955	79,202	(37,247)	(47)

Total net revenues	634,378	701,878	(67,500)	(10)

Yields:
Airfreight forwarding	21.6%	21.9%
Ocean freight forwarding	14.8%	16.3%
Staff costs	429,484	432,274	(2,790)	(1)
Depreciation	17,145	16,988	157	1
Amortization of intangible assets	25,254	12,688	12,566	99
Severance and other	35,343	13,894	21,449	154
Other operating expenses	197,979	194,972	3,007	2

Operating (loss)/income	$(70,827)	$31,062	$(101,889)	(328)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $95.8 million, or 7%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $75.9 million, or 6%. Our results for airfreight and our other products and segments were negatively impacted by a weaker euro and South African rand (ZAR) in fiscal 2015 when compared to the effective exchange rates in fiscal 2014. When the effects of foreign currency fluctuations are excluded, a decline of our airfreight forwarding revenues in fiscal 2015 when compared to fiscal 2014 was caused by decreases of (i) $45.8 million caused by a decrease of airfreight forwarding volumes as measured in terms of total kilograms, (ii) $23.1 million caused by a decline in our selling rates, in part due to lower carrier rates, which adversely impacted our airfreight revenues, and (iii) $7.0 million caused by reduced fuel surcharges.

Airfreight forwarding net revenues decreased $24.4 million, or 8%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $19.9 million, or 7%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. When the effects of foreign currency fluctuations are excluded, a decline of our airfreight forwarding net revenues in fiscal 2015 when compared to fiscal 2014 was caused by a decrease of (i) $13.6 million caused by a decrease of airfreight forwarding volumes as measured in terms of total kilograms, and (ii) a net decrease of $6.3 million caused in part by a decline in our selling rates (net of the rates we are charged by the carriers).

Airfreight yields for fiscal 2015 and fiscal 2014 were 21.6% and 21.9%, respectively. Airfreight yields for the fourth quarters of fiscal 2015 and 2014 were 18.1% and 19.3%, respectively. On a sequential basis compared to the third quarter of fiscal 2015, airfreight yields of 18.1% for the fourth quarter of fiscal 2015 represented a 400 basis point decrease compared to 22.1%.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $202.6 million, or 16%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $170.9 million or 14%. When the effects of foreign currency fluctuations are excluded, the decrease of ocean freight forwarding revenues was caused primarily by a combination of (i) a decrease of our selling rates and (ii) the reclassification of certain ocean freight revenues to customers brokerage revenues, as described below. Together these factors contributed to a decrease of $199.9 million. This decrease was offset by an increase of $29.0 million caused by an increase of ocean freight forwarding volumes.

Ocean freight forwarding net revenues decreased $48.9 million, or 24%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $45.8 million, or 22%. When the effects of foreign currency fluctuations are excluded, the decrease of ocean freight forwarding revenues was caused primarily by a combination of (i) a decrease of our selling rates (net of the rates we are charged by our carriers) and (ii) the reclassification of certain ocean freight revenues to customers brokerage revenues, as described below. Together these factors contributed to a decrease of $50.1 million. This decrease was offset by an increase of $4.3 million caused by an increase of ocean freight forwarding volumes.

Ocean freight yields for fiscal 2015 and fiscal 2014 were 14.8% and 16.3%, respectively. Ocean freight yields for the fourth quarters of fiscal 2015 and 2014 were 8.7% and 16.8%, respectively. On a sequential basis compared to the third quarter of fiscal 2015, ocean freight yields of 8.7% in the fourth quarter of fiscal 2015 represented a significant decrease compared to 18.2%.

Customs Brokerage and Other. Customs brokerage revenues increased $61.6 million, or 42%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $70.9 million, or 48%. The increase in customs brokerage revenues was due in part to product line reclassifications discussed more fully below, and in part due to a 5% increase in the total number of clearances combined with an increase in the revenue received per clearance. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $50.6 million, or 20%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $41.9 million, or 17%.

As a result of the implementation of the company’s new freight forwarding operating system, differences in classification exist between the presentation of product line revenue and purchased transportation cost information for the year ended January 31, 2015 as compared to the same categories for the years ended January 31, 2014 and 2013. This is the result of the company’s new freight forwarding operating system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to import shipments whereby the company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and now they are recognized in the customs brokerage product. We believe the potential magnitude of the impact on segment reclassifications within revenue and purchased transportation costs, when compared to their respective prior fiscal years, is not greater than $55.0 million and $20.0 million, for the fiscal years ended January 31, 2015 and 2014, respectively. These reclassifications had no impact on reported total revenues and total purchased transportation costs.

Customs brokerage net revenues increased $43.1 million, or 35%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $50.0 million, or 40%. The increase in customs brokerage net revenues was largely driven by the increase in customs brokerage revenues described above. Other freight forwarding related net revenues decreased $37.2 million, or 47%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding net revenues decreased $35.2 million, or 44%.

Staff Costs. Staff costs in our Freight Forwarding segment decreased $2.8 million, or 1%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, staff costs increased $6.7 million, or 2%. As a percentage of Freight Forwarding segment revenues, staff costs were approximately 16% and 14% for fiscal 2015 and fiscal 2014, respectively. Movements of staff costs in our Freight Forwarding segment are largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs. The increase of staff costs was due in part to the duplication of certain costs associated with the deployment of our freight forwarding operating system in fiscal year 2015. We expect that such duplicated costs will be removed during our fiscal year 2016.

Amortization of Intangible Assets. Amortization expense in our Freight Forwarding segment increased $12.6 million, or 99%, for fiscal 2015, compared to fiscal 2014. On September 1, 2013, we deployed our global freight forwarding operating system in the U.S. and, as of that date, we considered it ready for its intended use. We began amortization of the new system at that time.

Severance and Other. During fiscal 2015, we incurred severance and other costs in the Freight Forwarding segment of $35.3 million. Our January 2015 Reorganization contributed $4.5 million of these costs. The remaining severance charges were related to our business transformation initiatives, which included redefining business processes, developing our next generation freight forwarding operating system and rationalizing business segments to a more common organizational structure on a worldwide basis.

During fiscal 2015, we incurred an impairment charge of $24.6 million in connection with an impairment of the South African Installment Receivable Agreement and other receivables associated with one of our freight forwarding South African entities. We filed an insurance claim of ZAR 180.5 million ($15.6 million as of January 31, 2015) under the terms of an insurance policy covering the installment receivable agreement and other receivables. The insurance provider has denied the claim and we are pursuing the matter in the South African courts.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment increased $3.0 million, or 2%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $9.5 million, or 5%. While movements of other operating expenses in our Freight Forwarding segment are largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs, for fiscal 2015 we incurred additional costs related to our transformation activities.

Contract Logistics and Distribution

	Contract Logistics and Distribution
	Fiscal years ended January 31,
	2015	2014	Change Amount	Change Percentage
Revenues:
Contract logistics	$766,756	$741,779	$24,977	3%
Distribution	607,122	586,821	20,301	3
Other	100,429	114,205	(13,776)	(12)

Total revenues	1,474,307	1,442,805	31,502	2

Purchased transportation costs:
Contract logistics	189,571	179,320	10,251	6
Distribution	425,836	410,664	15,172	4
Other	35,685	36,914	(1,229)	(3)

Total purchased transportations costs	651,092	626,898	24,194	4

Staff costs	414,352	417,186	(2,834)	(1)
Depreciation	33,096	31,511	1,585	5
Amortization of intangible assets	3,702	4,709	(1,007)	(21)
Severance and other	7,757	12,244	(4,487)	(37)
Other operating expenses	318,397	316,033	2,364	1

Operating income	$45,911	$34,224	$11,687	34%

Contract Logistics. Contract logistics revenues increased $25.0 million, or 3%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $48.0 million, or 6%. The increase is primarily due to increased logistics volumes in our Americas and European geographic areas. As of January 31, 2015, we operated 219 contract logistics and distribution facilities, including leased facilitates and those managed from client facilities. This compares to 230 contract logistics and distribution facilities as of January 31, 2014.

Contract logistics purchased transportation costs increased $10.3 million, or 6%, for fiscal 2015 compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, contract logistics purchased transportation costs increased $14.0 million, or 8%. We attribute the increase in contract logistics purchased transportation costs primarily to increased contract logistics revenues in fiscal 2015 compared to the corresponding prior year period. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment also include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. Revenues from these sourcing activities decreased $3.9 million, or 2%, during fiscal 2015 when compared to fiscal 2014, due primarily to reduced sourcing volumes.

Distribution. Distribution revenues increased $20.3 million, or 3%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $35.5 million, or 6%. Distribution purchased transportation costs increased $15.2 million, or 4%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $20.5 million, or 5%. The increase in distribution revenues and purchased transportation costs was due primarily to increased distribution volumes.

Severance and Other. During fiscal 2015, we incurred severance and other costs of $7.8 million in the Contract Logistics and Distribution segment, which was comprised of severance charges of $2.0 million associated with our business transformation initiatives, $1.2 million due to our January 2015 Reorganization, facility exit costs of $2.7 million, and $1.8 million concerning a legal judgment associated with a value added tax matter with one of our Canadian entities, respectively. Amounts charged for severance and exit costs during fiscal 2014 totaled $12.2 million.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $2.8 million, or 1%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, staff costs increased $11.6 million, or 3%. Excluding the effects of foreign currency fluctuations, staff costs increased primarily as a result of higher volumes in the Americas and in Africa.

Other Operating Expenses. Other operating expenses in the Contract Logistics and Distribution segment increased $6.1 million, or 2%, for fiscal 2015, compared to fiscal 2014; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $23.1 million, or 7%. The increase in other operating expenses (excluding foreign currency fluctuations) was primarily due to increased volumes over the comparative prior year period.

Corporate

Staff Costs. Staff costs at corporate were $35.5 million for fiscal 2015, compared to $36.3 million for fiscal 2014. Other operating expenses at corporate were $41.7 million for fiscal 2015, compared to $36.9 million for fiscal 2014. The increase in other operating expenses was primarily due to increased costs associated with our business transformation, as well as increases in professional service costs and insurance expense.

Severance and Other. We incurred severance and other costs in corporate of $8.1 million for fiscal 2015, compared to $3.5 million for fiscal 2014. Due to the January 2015 Reorganization, costs incurred by us during the fourth quarter of fiscal 2015 were $2.6 million. In connection with these actions, we reduced several executive leadership positions, and reduced a number of other senior positions worldwide. Additionally in fiscal 2015, we recorded a charge of $0.8 million related to compliance with a legal matter.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our 2019 Notes, and our capital lease obligations. Interest income increased $5.9 million, and interest expense increased $28.6 million, for fiscal 2015, compared to fiscal 2014. The movements in interest income and interest expense are typically due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements. The remaining increase in interest expense is attributable to higher effective interest associated with the 2019 Notes and increased amortization of debt issuance costs.

Loss on debt extinguishment. During fiscal 2015, we paid a make-whole payment of $20.8 million and a non-cash charge of $1.0 million related to our Fiscal 2015 Refinancing.

Other income and expenses, net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and withholding taxes and various other taxes not related to income taxes. Other expense, net of income, was $1.3 million for fiscal 2015, compared to $2.7 million for fiscal 2014.

Provision for income taxes. Our effective income tax rate for fiscal 2015 was negative 13.1% compared to negative 108.5% in fiscal 2014. Our provision for income taxes in fiscal 2015 was $23.4 million based on a pretax loss of $179.1 million compared to our provision for income taxes in fiscal 2014 of $40.7 million based on a pretax loss of $37.5 million. The factors contributing to the decrease in our provision for income taxes in absolute dollars year over year were primarily: (i) the decrease of profitability across various jurisdictions in fiscal 2015 relative to fiscal 2014 which decreased the provision by $6.2 million, (ii) the impairment of a South African Installment Receivable Agreement in fiscal 2015 decreased the provision by $7.3 million, and (iii) the adjustments to valuation allowance and income tax receivable in the U.S. in fiscal 2014 but did not occur in fiscal 2015 which decreased the provision by $9.8 million. These amounts were partially offset by the following: (i) the change in additional uncertain tax positions in fiscal 2015 by $3.1 million, and (ii) the additional tax expense related to valuation allowances in new jurisdictions which increased the provision by $3.0 million. Although there was a $141.7 million increased loss compared to fiscal 2014, the company does not claim tax benefits due to valuation allowances in such loss jurisdictions.

Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $0.7 million for fiscal 2015, compared to $5.2 million for fiscal 2014, primarily due to reduced profitability in those jurisdictions with minority interest shareholders.

Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013

Freight Forwarding

	Freight Forwarding
	Fiscal years ended January 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$1,343,462	$1,443,740	$(100,278)	(7)%
Ocean freight forwarding	1,251,219	1,267,134	(15,915)	(1)
Customs brokerage	146,499	117,629	28,870	25
Other	251,595	265,905	(14,310)	(5)

Total revenues	2,992,775	3,094,408	(101,633)	(3)

Purchased transportation costs:
Airfreight forwarding	1,049,037	1,128,043	(79,006)	(7)
Ocean freight forwarding	1,047,023	1,064,081	(17,058)	(2)
Customs brokerage	22,444	5,289	17,155	324
Other	172,393	187,284	(14,891)	(8)

Total purchased transportations costs	2,290,897	2,384,697	(93,800)	(4)

Net revenues:
Airfreight forwarding	294,425	315,697	(21,272)	(7)
Ocean freight forwarding	204,196	203,053	1,143	1
Customs brokerage	124,055	112,340	11,715	10
Other	79,202	78,621	581	1

Total net revenues	701,878	709,711	(7,833)	(1)

Yields:
Airfreight forwarding	21.9%	21.9%
Ocean freight forwarding	16.3%	16.0%
Staff costs	432,274	420,140	12,134	3
Depreciation	16,988	16,369	619	4
Amortization of intangible assets	12,688	4,116	8,572	208
Severance and other	13,894	6,029	7,865	130
Other operating expenses	194,972	190,253	4,719	2

Operating income	$31,062	$72,804	$(41,742)	(57)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $100.3 million, or 7%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $90.1 million, or 6%. Our results for airfreight and our other products and segments were negatively impacted by a weaker euro and ZAR compared to the U.S. dollar, in fiscal 2014, when compared to the effective exchange rates in fiscal 2013. When the effects of foreign currency fluctuations are excluded, a decline in our selling rates caused in part by lower carrier rates adversely impacted our airfreight forwarding revenues in fiscal 2014 by $110.3 million when compared to fiscal 2013. This decrease was partially offset by (i) an increase of $19.2 million caused by an increase of airfreight forwarding volumes measured in terms of total kilograms, and (ii) a slight increase of $1.0 million caused by increased fuel surcharges. Airfreight forwarding volumes measured in terms of total kilograms increased 2% for fiscal 2014, compared to fiscal 2013.

Airfreight forwarding net revenues decreased $21.3 million, or 7%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $16.7 million, or 5%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. When the effects of foreign currency fluctuations are excluded, a decline in our selling rates which exceeded the corresponding decline in the rates charged to us by the carriers caused a decrease of $22.5 million in our airfreight forwarding net revenues. Partially offsetting this decline was an increase of $5.8 million (excluding the effects of foreign currency fluctuations) which was caused by an increase of airfreight forwarding volumes measured in kilograms.

Airfreight yields for fiscal 2014 and fiscal 2013 were 21.9% for both periods, respectively. Airfreight yields for the fourth quarters of fiscal 2014 and 2013 were 19.3% and 21.1%, respectively.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $15.9 million, or 1%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $41.4 million. When the effects of foreign currency fluctuations are excluded, an increase of $124.6 million was caused by increased ocean freight volumes. Ocean freight volumes, as expressed in TEUs, increased 11% during fiscal 2014, compared to fiscal 2013. Partially offsetting this increase was a decrease in ocean freight forwarding revenues of $83.2 million (excluding the effects of foreign currency fluctuations) stemming from decreased selling rates caused primarily by decreased carrier rates.

Ocean freight forwarding net revenues increased $1.1 million, or 1%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues increased $4.4 million, or 2%. When the effects of foreign currency fluctuations are excluded, an increase of $19.9 million (net of the reclassification described more fully below) was attributable to an increase in ocean freight volumes as ocean freight TEUs increased approximately 11% for fiscal 2014, compared to fiscal 2013. This increase was partially offset by a decrease of $15.5 million caused by a decline in yields, measured as the difference between our selling rates and the carrier rates incurred by us.

Ocean freight yields for fiscal 2014 and fiscal 2013 were 16.3% and 16.0%, respectively. Ocean freight yields for the fourth quarters of fiscal 2014 and 2013 were 16.8% and 16.1%, respectively. On a sequential basis compared to the third quarter of fiscal 2014, ocean freight yields of 16.8% represented a 50 basis point increase compared to 16.3%.

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

As a result of the implementation of the company’s new freight forwarding operating system, differences in classification exist between the presentation of product line revenue and purchase transportation cost information for the year ended January 31, 2014 as compared to the same categories for the year ended January 31, 2013. This is the result of the company’s new freight forwarding operating system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to import shipments whereby the company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and now they are recognized in the customs brokerage product.

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

Staff Costs. Staff costs in our Freight Forwarding segment increased $12.1 million, or 3%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, staff costs increased $21.1 million, or 5%. As a percentage of Freight Forwarding segment revenues, staff costs were approximately 14% for fiscal 2014 and fiscal 2013, respectively. Movements of staff costs in our Freight Forwarding segment are often largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs. The increase of staff costs was due in part to duplication of costs associated with the deployment of our new freight forwarding operating system.

Amortization of Intangible Assets. Amortization expense in our Freight Forwarding segment increased $8.6 million, or 208%, for fiscal 2014, compared to fiscal 2013. On September 1, 2013, we deployed our global freight forwarding operating system in the U.S. and, as of that date, we considered it ready for its intended use. We began amortization of the new system at that time. Amortization expense for fiscal 2014 includes amortization expense of $8.2 million, representing amortization of $1.6 million per month associated with the system.

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

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment decreased $4.7 million, or 2%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $9.4 million, or 5%. Movements of other operating expenses in our Freight Forwarding segment are largely driven by changes in total shipment counts rather than changes in volumes stated in kilograms or TEUs.

Contract Logistics and Distribution

	Contract Logistics and Distribution
	Fiscal years ended January 31,
	2014	2013	Change Amount	Change Percentage
Revenues:
Contract logistics	$741,779	$785,733	$(43,954)	(6)%
Distribution	586,821	588,794	(1,973)	—
Other	114,205	138,586	(24,381)	(18)

Total revenues	1,442,805	1,513,113	(70,308)	(5)

Purchased transportation costs:
Contract logistics	179,320	200,578	(21,258)	(11)
Distribution	410,664	397,872	12,792	3
Other	36,914	37,841	(927)	(2)

Total purchased transportations costs	626,898	636,291	(9,393)	(1)

Staff costs	417,186	440,459	(23,273)	(5)
Depreciation	31,511	29,417	2,094	7
Amortization of intangible assets	4,709	5,986	(1,277)	(21)
Severance and other	12,244	9,680	2,564	26
Goodwill impairment	—	93,008	(93,008)	(100)
Intangible assets impairment	—	1,643	(1,643)	(100)
Other operating expenses	316,033	336,144	(20,111)	(6)

Operating (loss)/income	$34,224	$(39,515)	$73,739	187%

Contract Logistics. Contract logistics revenues decreased $44.0 million, or 6%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues decreased $19.9 million, or 3%. The decrease is primarily due to slightly reduced contract logistics volumes and inventory sourcing activities compared to the corresponding prior year period. While volumes in our Asia Pacific geographic area increased during fiscal 2014, these increases were offset by decreases in volumes in our Americas and European geographic areas during the year. As of January 31, 2014, we operated 230 contract logistics and distribution facilities, including leased facilitates and those managed from client facilities. This compares to 245 contract logistics and distribution facilities as of January 31, 2013.

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

Distribution. Distribution revenues for fiscal 2014 decreased $2.0 million, for fiscal 2014 compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $23.7 million, or 4%. Distribution purchased transportation costs increased $12.8 million, or 3%, for fiscal 2014, compared to fiscal 2013; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs increased $22.1 million, or 6%.

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

Goodwill Impairment. There were no charges for goodwill impairment during fiscal 2014. In connection with the preparation of the company’s financial statements for the fiscal year ended January 31, 2013, we recorded a non-cash charge of $93.0 million, before a related deferred tax benefit of $2.7 million, for impairment of goodwill in the company’s Contract Logistics and Distribution segment. This charge was recorded as the result of continued economic weakness in certain of the geographic areas in which we operate.

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

Corporate

Staff Costs. Staff costs at corporate were $36.3 million for fiscal 2014, compared to $33.9 million for fiscal 2013. The increase in staff costs at corporate was primarily due to our continuing organizational realignment associated with our business transformation initiative, where resources have been transferred from local and geographic area roles to corporate led functions. Other operating expenses at corporate were $36.9 million for fiscal 2014, compared to $20.1 million for fiscal 2013. The increase in other operating expenses was primarily due to increased costs associated with our business transformation, as well as increases in professional service costs and insurance expense.

Severance and Other. We incurred severance and other costs of $3.5 million for fiscal 2014, compared to $2.3 million for fiscal 2013, which was comprised primarily of severance charges.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities, our 2013 Notes and our capital lease obligations. Interest income increased $0.1 million, and interest expense increased $3.7 million, for fiscal 2014, compared to fiscal 2013. The movements in interest income and interest expense are primarily due to a change in the mix of total net deposits and borrowings outstanding during the comparative periods, as well as interest rate movements.

Other income and expenses, net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans, and withholding taxes and various other taxes not related to income taxes. Other expense, net of income, was $2.7 million for fiscal 2014, compared to $0.4 million for fiscal 2013.

Provision for income taxes. Our effective income tax rate for fiscal 2014 was negative 108.5% compared to negative 123% in fiscal 2013. Our provision for income taxes in fiscal 2014 was $40.7 million based on a pretax loss of $37.5 million compared to our provision for income taxes in fiscal 2013 of $51.9 million based on a pretax loss of $42.1 million. The factors contributing to the decrease in our provision for income taxes in absolute dollars year over year were primarily: (i) the non-deductible goodwill impairment recorded in fiscal 2013 that did not occur in fiscal 2014 and which decreased our provision by $34.4 million, and (ii) the release of uncertain tax positions in fiscal 2014 which decreased our provision by $2.6 million. These amounts were partially offset by (i) higher valuation allowances recorded in various jurisdictions, which increased our provision year over year by $2.7 million, (ii) the additional deferred tax asset of $8.9 million that was recorded in fiscal 2013 for the amalgamation of the company’s subsidiaries in Spain, (ii) decreased profitability across various jurisdictions in fiscal 2014 relative to fiscal 2013, which increased our provision by $12.8 million, and (iv) other changes that had the effect of increasing our provision by $1.4 million.

Net income attributable to non-controlling interests. Net income attributable to non-controlling interests was $5.2 million for fiscal 2014, compared to $6.5 million for fiscal 2013.

Revenues Attributed to Specific Countries. The following table shows revenues from external clients attributable to foreign countries in total from which we derive revenues:

	Fiscal years ended January 31,
	2015	2014	2013
United States	$1,152,518	$1,217,080	$1,262,016
South Africa	590,613	779,122	834,741
China	484,510	445,206	429,294
Germany	171,088	161,566	204,592
Israel	153,971	163,441	180,169
Spain	105,692	133,773	117,104
All others	1,521,383	1,535,392	1,579,605

Total	$4,179,775	$4,435,580	$4,607,521

Revenues and Purchased Transportation Costs by Service Line. The following table shows revenues and purchased transportation costs attributable to our principal services.

	Fiscal years ended January 31,
	2015	2014	2013
Revenues:
Airfreight forwarding	$1,247,653	$1,343,462	$1,443,740
Ocean freight forwarding	1,048,651	1,251,219	1,267,134
Customs brokerage	208,128	146,499	117,629
Contract logistics	766,756	741,779	785,733
Distribution	607,122	586,821	588,794
Other	301,465	365,800	404,491

Total	$4,179,775	$4,435,580	$4,607,521

Purchased transportation costs:
Airfreight forwarding	$977,650	$1,049,037	$1,128,043
Ocean freight forwarding	893,371	1,047,023	1,064,081
Customs brokerage	40,988	22,444	5,289
Contract logistics	189,571	179,320	200,578
Distribution	425,836	410,664	397,872
Other	194,766	209,307	225,125

Total	$2,722,182	$2,917,795	$3,020,988

Income Statement as a Percentage of Total Revenues. The following table shows the relative portion of our revenues and purchased transportation costs by service line, as well as our operating and other income and expenses for the periods presented, expressed as a percentage of total revenues.

	Fiscal years ended January 31,
	2015	2014	2013
Revenues:
Airfreight forwarding	30%	30%	31%
Ocean freight forwarding	25	28	28
Customs brokerage	5	3	3
Contract logistics	18	17	17
Distribution	15	13	13
Other	7	9	8

Total revenues	100	100	100
Purchased transportation costs:
Airfreight forwarding	23	24	25
Ocean freight forwarding	21	24	23
Customs brokerage	1	1	*
Contract logistics	5	4	4
Distribution	10	9	9
Other	5	5	5

Total purchased transportation costs	65	67	66
Staff costs	21	20	19
Depreciation	1	1	1
Amortization of intangible assets	1	*	*
Severance and other	1	1	*
Other operating expenses	13	12	13

Total operating expenses	102	101	101
Operating loss	(2)	(1)	(1)
Interest income	1	*	*
Interest expense	(2)	(1)	(1)
Loss on debt extinguishment	(1)	*	*
Other expense, net	*	*	*

Pretax loss	(4)	(2)	(2)
Provision for income taxes	1	1	1

Net loss	(5)	(3)	(3)
Net income attributable to non-controlling interests	*	*	*

Net loss attributable to UTi Worldwide Inc.	(5)%	(3)%	(3)%

*	Less than one percent.

Liquidity and Capital Resources

In fiscal year 2015, we continued to experience difficult operating conditions as reflected in our operating results for the year. Our operating loss and net loss attributable to UTi Worldwide Inc. for fiscal year 2015 increased to $115.8 million and $203.2 million, respectively. Our results for fiscal year 2015 included approximately $51.2 million of pre-tax severance and other costs. In comparison, our operating loss and net loss attributable to UTi Worldwide Inc. for fiscal year 2014 were $17.8 million and $83.3 million, respectively, and included approximately $29.6 million of pre-tax severance and other costs. Our liquidity and capital resources were negatively impacted during fiscal year 2015, by the net losses and severance expenses we incurred during the year.

Client agreements involving cash. We have entered into agreements with certain of our South African pharmaceutical distribution clients specifying the use of designated cash accounts for receivables collections from the end-recipients. In these circumstances, pursuant to the agreements with our clients and for a nominal fee, we manage our client’s collections and cash application functions, under credit terms and conditions mandated by our clients. Under these arrangements, we bill the end-recipients of the products we distribute from our warehouses on behalf of our clients. We are not obligated to remit cash receipts to our clients until such billings are recovered by us and we typically remit such billings to our clients within two to seven days subsequent to our receipt of cash from the end recipients. Although the company is required under these contracts to use such cash accounts for cash activity related to these clients, the company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $34.9 million and $33.6 million, at January 31, 2015 and 2014, respectively, and are included in cash and cash equivalents, with corresponding liabilities included in accounts payable, in the accompanying consolidated balance sheets. These activities do not have a material impact on the company’s liquidity requirements.

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

Foreign currency translation gains and losses. Many of our businesses operate in functional currencies other than the U.S. dollar. The net assets of these divisions are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income or loss in shareholders’ equity. We have historically not attempted to hedge this equity risk. Other comprehensive losses and income resulting from foreign currency translation adjustments, net of tax and other adjustments, were unrealized losses of $35.3 million, $53.2 million and $34.5 million, for the fiscal years ended January 31, 2015, 2014, and 2013, respectively.

Seasonality. Our primary sources of liquidity are the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our Freight Forwarding segment, and availability under our various credit facilities. We typically experience increased activity associated with our peak season, generally during the second and third fiscal quarters, requiring significant client disbursements. During the second quarter and the first half of the third quarter, this seasonal growth in client receivables tends to consume available cash. Historically the second half of the third quarter and the fourth quarter tend to generate significant cash as cash collections usually exceed client cash disbursements. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash. Near term cash generation and usage patterns may be different than those experienced in prior quarters due to several factors.

Fiscal Year Ended January 31, 2015 Compared to Fiscal Year Ended January 31, 2014

As of January 31, 2015, our cash and cash equivalents totaled $211.8 million, representing an increase of $7.4 million from January 31, 2014, the reasons for which are discussed below.

	Fiscal years ended January 31,
	2015	2014
Net cash flow (used in)/provided by:
Operating activities	$(57,370)	(98,083)
Investing activities	(56,220)	(81,933)
Financing activities	128,791	174,373
Effect of foreign exchange rate changes on cash and cash equivalents	(7,753)	(27,249)
Net increase/(decrease) in cash and cash equivalents	7,448	(32,892)

Cash Used In Operating Activities. For the fiscal years ended January 31, 2015 and 2014, net cash used in operating activities was $57.4 million and $98.1 million, respectively.

	Fiscal years ended January 31,
	2015	2014(1)
Net cash used in operating activities:
Net loss	$(202,561)	$(78,133)
Adjustments to reconcile net loss to net cash used in operating activities
Make-whole payment	20,830	—
Installment Receivable Impairment	24,627	—
Non-cash adjustments	128,875	114,296

Total	174,332	114,296

Total results of operations, after cash and non-cash adjustments to net loss	(28,229)	36,163

Changes in operating assets and liabilities	(29,141)	(134,246)

Net cash used in operating activities	(57,370)	(98,083)

(1)	The company’s condensed consolidated statement of cash flows as of January 31, 2014 has been adjusted as the result of certain items identified during the fourth quarter of fiscal 2015. Such adjustments include the timing and recognition of purchased transportation costs in the company’s Freight Forwarding segment, and the recognition of revenues and purchased transportation costs in the company’s Contract Logistics and Distribution segment. The company believes the effects of the adjustments were not material.

Accounts receivable and accounts payable are impacted by items included in revenue and expenses, respectively, and also by billings and disbursements of pass-through items for customs duties and taxes, which are not included in revenue and expense on our consolidated statements of operations. Variances of customs duties and taxes are primarily attributable to variances in the number of clearances and the value of goods imported over the comparable periods. A roll forward schedule of such activity for the fiscal years ended January 31, 2015 and 2014, respectively, is below:

Trade Receivables	Fiscal years ended January 31,
	2015	2014(1)
Beginning balance	$972,177	$898,809

Billings:
Revenues	4,179,775	4,435,580
Billings for pass -through items	3,896,254	4,167,319

Gross billings	8,076,029	8,602,899
Amounts collected	(8,073,070)	(8,431,301)

Net cash outflow from billings and collections	2,959	171,598
Foreign currency translation and other	(88,052)	(98,230)

Ending balance	$887,084	$972,177

Trade Payables	Fiscal years ended January 31,
	2015	2014(1)
Beginning balance	$562,095	$596,834

Purchased transportation costs:
Purchased transportation costs	2,722,182	2,917,795
Purchased transportation costs for pass -through items	3,896,254	4,167,319

Total accruals	6,618,436	7,085,114
Amounts disbursed	(6,644,145)	(7,063,542)

Net cash (outflow)/inflow from accruals and payments	(25,709)	21,572
Foreign currency translation and other	(35,533)	(56,311)

Ending balance	$500,853	$562,095

(1)	Our condensed consolidated balance sheet as of January 31, 2014 has been adjusted as the result of certain items identified during the fourth quarter of fiscal 2015. Such adjustments include the timing and recognition of purchased transportation costs in our Freight Forwarding segment and the recognition of revenues and purchased transportation costs in the company’s Contract Logistics and Distribution segment. We believe the effects of the adjustments were not material.

Cash Used in Investing Activities. Cash used in investing activities for the fiscal years ended January 31, 2015 and 2014 was $56.2 million and $81.9 million, respectively. In fiscal 2015, we used $12.5 million of cash relating to business transformation initiatives, as compared to $34.0 million for fiscal 2014. Cash used for other capital expenditures during fiscal 2015 was approximately $27.0 million, consisting primarily of computer hardware and furniture, fixtures and equipment. This compares to cash used for other capital expenditures during fiscal 2014 of approximately $47.1 million. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. We currently expect to incur an aggregate of approximately $45.0 million for cash capital expenditures for fiscal 2016.

Cash Provided by Financing Activities. In total, net cash provided by financing activities for fiscal 2015 was $128.8 million. In connection with the Fiscal 2015 Refinancing, we completed a private offering of our 2019 Notes. After deducting fees and expenses, we received net proceeds from the 2019 Notes of $386.1 million. In addition, in connection with the Fiscal 2015 Refinancing, we completed a private offering of our Convertible Preference Shares to an affiliate of our largest shareholder in the aggregate principal amount of $175.0 million. After deducting fees and expenses, we received net proceeds from the Convertible Preference Shares of $170.5 million. Combined, the issuance of our 2019 Notes and Convertible Preference Shares provided cash of $556.6 million. Allocated debt and equity issuance costs in connection with the Fiscal 2015 Refinancing, including our new CitiBank Credit Facility, totaled $25.8 million.

In addition, during fiscal 2015, net cash provided by financing activities included repayments of long-term borrowings of $205.1 million and repayments of bank lines of credit of $498.4 million. As part of the Fiscal 2015 Refinancing, we (i) repaid all of the $200.0 million aggregate principal amount of our 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million; (ii) refinanced indebtedness then outstanding under certain of our previously outstanding credit facilities, and we terminated certain of those credit facilities, and (iii) provided cash collateral of approximately $50.0 million for certain then outstanding letters of credit and bank guarantees. Other financing activities during fiscal 2015 included net borrowings from bank lines of credit of $273.1 million, increase in short-term credit facilities of $44.8 million, repayments of capital lease obligations of $13.9 million, and other net usages of $4.4 million.

Our financing activities during fiscal 2014 provided $174.4 million of cash, including (i) proceeds from bank lines of credit of $438.2 million, (ii) an increase in short-term credit facilities of $20.4 million, (iii) net short-term borrowings of $6.7 million, (iv) proceeds from the issuance of long-term borrowings of $4.6 million, and (v) net proceeds from the issuance of ordinary shares of $4.2 million, offset by (i) net repayments of bank lines of credit and long-term borrowings, totaling $275.2 million, (ii) repayments of capital lease obligations totaling $12.7 million, (iii) dividends paid of $6.3 million, and (iv) other net usages of $5.5 million.

Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013

As of January 31, 2014, our cash and cash equivalents totaled $204.4 million, representing a decrease of $32.9 million from January 31, 2013, the reasons for which are discussed below.

	Fiscal years ended January 31,
	2014	2013
Net cash flow (used in)/provided by:
Operating activities	$(98,083)	40,774
Investing activities	(81,933)	(82,852)
Financing activities	174,373	(20,184)
Effect of foreign exchange rate changes on cash and cash equivalents	(27,249)	(22,223)
Net decrease in cash and cash equivalents	(32,892)	(84,485)

Cash Used In/Provided By Operating Activities. For the fiscal year ended January 31, 2014 net cash used in operating activities was $98.1 million and for the fiscal year ended January 31, 2013 net cash provided by operating activities was $40.8 million.

	Fiscal years ended January 31,
	2014(1)	2013
Net cash used in operating activities:
Net loss	$(78,133)	$(94,040)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash adjustments	114,296	194,945

Total	114,296	194,945

Total results of operations, after cash and non-cash adjustments to net loss	36,163	100,905

Changes in operating assets and liabilities	(134,246)	(60,131)

Net cash (used in)/provided by operating activities	(98,083)	40,774

(1)	Our condensed consolidated balance sheet as of January 31, 2014 has been adjusted as the result of certain items identified during the fourth quarter of fiscal 2015. Such adjustments include the timing and recognition of purchased transportation costs in the company’s Freight Forwarding segment, and the recognition of revenues and purchased transportation costs in our Contract Logistics and Distribution segment. We believe the effects of the adjustments were not material.

Accounts receivable and accounts payable are impacted by items included in revenue and expenses, respectively, and also by billings and disbursements of pass-through items for customs duties and taxes, which are not included in revenue and expense on our consolidated statements of operations. Variances of customs duties and taxes are primarily attributable to variances in the number of clearances and the value of goods imported over the comparable periods. A roll forward schedule of such activity for the fiscal years ended January 31, 2014 and 2013, respectively, is below:

Trade Receivables	Fiscal years ended January 31,
	2014(1)	2013
Beginning balance	$898,809	$947,480

Billings:
Revenues	4,435,580	4,607,521
Billings for pass -through items	4,167,319	4,102,675

Gross billings	8,602,899	8,710,196
Amounts collected	(8,431,301)	(8,711,757)

Net cash outflow/(inflow) from billings and collections	171,598	(1,561)
Foreign currency translation and other	(98,230)	(47,110)

Ending balance	$972,177	$898,809

Trade Payables	Fiscal years ended January 31,
	2014(1)	2013
Beginning balance	$596,834	$649,939

Purchased transportation costs:
Purchased transportation costs	2,917,795	3,020,988
Purchased transportation costs for pass -through items	4,167,319	4,102,675

Total accruals	7,085,114	7,123,663
Amounts disbursed	(7,063,542)	(7,135,534)

Net cash inflow/(outflow) from accruals and payments	21,572	(11,871)
Foreign currency translation and other	(56,311)	(41,234)

Ending balance	$562,095	$596,834

(1)	Our condensed consolidated balance sheet as of January 31, 2014 has been adjusted as the result of certain items identified during the fourth quarter of fiscal 2015. Such adjustments include the timing and recognition of purchased transportation costs in our Freight Forwarding segment and the recognition of revenues and purchased transportation costs in the company’s Contract Logistics and Distribution segment. We believe the effects of the adjustments were not material.

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

Cash Used in Financing Activities. Our financing activities during fiscal 2014 provided $174.4 million of cash, including (i) proceeds from bank lines of credit and long-term borrowings of $438.2 million, (ii) an increase in short-term credit facilities of $20.4 million, (iii) net short-term borrowings of $6.7 million, (iv) proceeds from the issuance of long-term borrowings of $4.6 million, and (v) net proceeds from the issuance of ordinary shares of $4.2 million, offset by (i) net repayments of bank lines of credit and long-term borrowings, totaling $275.2 million, (ii) repayments of capital lease obligations totaling $12.7 million, (iii) dividends paid of $6.3 million, and (iv) other net usages of $5.5 million.

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

Pharma Property Agreements. We previously entered into various agreements providing for the development of a logistics facility to be used in our pharmaceutical distribution business in South Africa. We lease the facility pursuant to a lease agreement which provides for an initial 10 year term which ends in fiscal 2023, and we have the option to extend the initial term for up to two successive 10 year terms. We also have a right of first refusal to purchase the property should the owner thereof seek to sell the property to a third party. As of January 31, 2015, liabilities outstanding of $46.0 million, including $2.1 million in current portion, are included in capital lease obligations pursuant to this lease arrangement. The facility is treated for financial accounting purposes as a build-to-suit facility, and is treated under the financing method pursuant to ASC 840, Leases (ASC 840).

We believe that the prevailing lease agreement meets our operational needs and contains economic terms which are satisfactory to us. Although possible, we believe it is unlikely that we will purchase the facility during the foreseeable future.

Credit Facilities, Other Short-Term Borrowings; Long-Term Borrowings

Bank Lines of Credit. We utilize a number of banks and other financial institutions to provide us with borrowings and letters of credit, guarantee and working capital facilities. Certain of these credit facilities are used for working capital, for issuing letters of credit to support the working capital and operational needs of various subsidiaries, to support various customs bonds and guarantees, and for general corporate purposes. In other cases, customs bonds and guarantees are issued directly by various financial institutions. In some cases, the use of a particular credit facility is restricted to the country in which it originates. These particular credit facilities may restrict distributions by the subsidiary operating in such country.

In connection with our completion of the Fiscal 2015 Refinancing during the first quarter of fiscal 2015 we (i) completed our private placement of the 2019 Notes, (ii) completed the private placement of our Convertible Preference Shares, (iii) entered into the CitiBank Credit Facility, (iv) repaid all of the $200.0 million aggregate principal amount of our 2013 Notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million and a non-cash charge of $1.0 million related to the acceleration of unamortized debt issuance costs, (v) refinanced indebtedness then outstanding under certain credit facilities and terminated those other credit facilities, (vi) provided approximately $50.0 million cash collateral for letters of credit and bank guarantees then outstanding under The Royal Bank of Scotland (the 2011 RBS Facility) and other facilities and (vii) terminated the credit facility with Nedbank Limited acting through its London Branch (the 2011 Nedbank Facility) (other than certain limited provisions which survive the termination of the agreement). Continuing after the completion of the Fiscal 2015 Refinancing, we had, and we continue to maintain, the South African Facilities Agreement and various other bank lines of credit and letters of credit facilities. In addition to such bank lines of credit, in fiscal 2015 we started making short-term advances under our financing agreements with Greensill Capital (UK) Limited (Greensill) to help us fund our working capital requirements. See “Other Short Term Borrowings” below for a description of such arrangement.

The following table presents information about our borrowings under various bank lines, letter of credit and other bank credit facilities as of January 31, 2015 (the table is in thousands). The table below does not include our outstanding indebtedness owed under our other short-term borrowings and our long-term borrowings. See “Other Short-Term Borrowings” and “Long-Term Borrowings” for additional information regarding such other indebtedness.

Bank Lines of Credit and Letter of Credit Facilities

	CitiBank Credit Facility(1)	Nedbank South African Facilities(2)	Other Facilities(3)	Total
Credit facility limit	$145,179	$58,666	$124,405	$328,250

Facility usage for cash withdrawals(4)	—	—	31,306	31,306
Letters of credit and guarantees outstanding	12,492	23,708	54,146	90,346

Total facility/usage	$12,492	$23,708	$85,452	$121,652

Available, unused capacity	$132,687	$34,958	$38,953	$206,598
Available for cash withdrawals	$132,687	$32,784	$34,980	$200,451

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (a) $150.0 million or (ii) (a) the borrowing base calculation for the period less (b) letters of credit or guarantees outstanding and (c) outstanding cash withdrawals and reimbursement obligations.
(2)	In September 2014 we amended and restated our South African Facilities Agreement, which currently provides for both: (i) a 680.0 million ZAR revolving credit facility, which is comprised of a ZAR 380.0 million working capital facility and a ZAR 300.0 million letter of credit, guarantee, forward exchange contract and derivative instrument facility, and (ii) a ZAR 150.0 million revolving asset-based finance facility, which consists of a capital lease line. Excluded from the table are amounts outstanding under the ZAR 150.0 million revolving asset-based finance facility, which amounts are included under capital lease obligations on our consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $74.3 million and $60.9 million for the fiscal years ended January 31, 2015 and 2014, respectively.
(3)	Certain bank letters of credit and guarantees outstanding in this column are collateralized by our cash held as collateral. As of January 31, 2015, $29.1 million of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreement.
(4)	Certain amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the company’s subsidiaries.

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

The South African Facilities Agreement contains events of default and covenants, including, but not limited to, financial covenants, restrictions on certain types of activities and transactions, reporting covenants, cross defaults to other indebtedness and other terms, events of default and covenants typical of credit facilities. The South African Facilities Agreement also provides for an uncommitted seasonal customs facility which may be made available to the South African obligors at a later date if requested by the South African obligors. In addition, the South African Facilities Agreement provides the South African obligors with an option to request that Nedbank increase its commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 400.0 million, subject to the approval of Nedbank and the satisfaction of certain conditions precedent. We recently obtained a waiver from the lender under our South African Facilities Agreement regarding a financial covenant in such agreement for the measurement period ended January 31, 2015.

Overdrafts under the South African working capital facility bear interest at a rate per annum equal to Nedbank’s publicly quoted prime rate minus 1%. The per annum interest rate payable in respect of foreign currency accounts is generally the Intercontinental Exchange London Interbank Offered Rate (LIBOR), or with respect to a foreign currency account in euro, the Euro Interbank Offered Rate (EURIBOR), plus the lender’s cost of funds (to the extent greater than LIBOR or EURIBOR, as applicable), plus 3%. Instruments issued under the letter of credit, guarantee and forward exchange contract facility bear interest at a rate to be agreed upon in writing by our subsidiaries party to the South African Facilities Agreement and Nedbank.

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of January 31, 2015, the value of these contingent liabilities was $25.0 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $13.9 million were included in bank lines of credit on our balance sheet at January 31, 2015.

Other Additional Bank Credit Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the CitiBank Credit Facility and the South African Facilities Agreement, we utilize a number of bank and other financial institutions to provide us and our subsidiaries with additional credit, letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country.

Other Limitations and Covenants. The CitiBank Credit Facility, the South African Facilities Agreement, and certain of our other credit, letters of credit and guarantee facilities also contain other limitations on the payment by us and/or by our various subsidiaries of dividends, distributions and share repurchases. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. Furthermore, the CitiBank Credit Facility, the South African Facilities Agreement, and certain of our other credit and debt facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such agreements and facilities the right to declare a default if we default under other indebtedness in certain circumstances. Should we fail to comply with the covenants in the CitiBank Credit Facility, the South African

Facilities Agreement, or certain of our other credit or, letters of credit facilities or other facilities, we would be required to seek to amend the covenants or to seek a waiver of such non-compliance as we were required to do in the past under our prior agreements and facilities. If we are unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various agreements and facilities could become immediately due and payable and our various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to us.

The maximum and average borrowings against all of our bank lines of credit during the fiscal year ended January 31, 2015 were $334.8 million and $201.7 million, respectively. The maximum and average borrowings against all of our bank lines of credit during the fiscal year ended January 31, 2014 were $353.2 million and $256.7 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Other Short-term Borrowings. In addition to our lines of credit and letter of credit facilities from banks and other financial institutions, we also have a number of short-term borrowings issued by various parties not described above. The total of such borrowings at January 31, 2015 and 2014, were $52.8 million and $7.6 million, respectively.

On December 2014, we entered into a Parent Customer Agreement (the Customer Agreement) with Greensill and a Re-invoicing Service Agreement (the Re-invoicing Agreement) with Bramid Outsource Limited (an affiliate of Greensill and the Re-Invoicing Agent). The Service Agreement and the Re-invoicing Agreement are referred to herein collectively as the Greensill Financing Agreements. Pursuant to the Greensill Financing Agreements, we may submit written requests to the Re-Invoicing Agent pursuant to which we may receive an advance of funds to pay such invoices or to reimburse ourselves if the relevant invoice has already been paid. Greensill may elect, but has no obligation, to advance such funds to us on terms set forth in such offer and Greensill retains the right to evaluate each request submitted by us and may establish the terms of each advance at the time a request is submitted. The Greensill Financing Agreements do not contain a commitment by Greensill as to any particular level of advances to be made to us. If the Re-Invoicing Agent and Greensill choose to enter into a transaction, the Re-Invoicing Agent shall charge us a fee based on an annual rate of Libor plus 9.5%. The principal portion of such advance and the fee are due on the maturity of such advance which may vary by agreement between the parties, although the advances currently outstanding under the Greensill Financing Agreements must be repaid on the six month anniversary of the initial advancement of funds. Currently, advances under the Greensill Financing Agreements of approximately $40.0 million will be coming due within three months from the date this Annual Report on Form 10-K was filed. If any amount is not paid on the maturity date, the advance will continue to accrue interest at LIBOR plus 9.5%. As of the date of the filing of this Annual Report on Form 10-K, our Board of Directors has authorized us to borrow up to $100.0 million under the Greensill Financing Agreements, although the Greensill Financing Agreements do not contain a commitment by Greensill to make such advances to us. Pursuant to this authority, on March 23, 2015 we increased the amount outstanding under the Greensill Financing Agreements by approximately $22.0 million, resulting in a total of approximately $62.0 million outstanding under the Greensill Financing Agreements as of such date.

Events of default under the Greensill Financing Agreements include the failure to make a payment within five business days after the applicable due date, an insolvency event and the default by us on certain other indebtedness. Upon an event of default, all advances outstanding under the Greensill Financing Agreements become due and payable. The Greensill Financing Agreements terminate in December 2017, subject to earlier termination as provided for therein.

Long-term Borrowings. The following table presents information about the company’s indebtedness pursuant to its 2019 Notes and other long-term borrowings as of January 31, 2015:

	2019 Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%
Balance at January 31, 2015:
Current portion of long-term borrowings	—	1,429	1,429
Long-term borrowings, excluding current portion	359,730	7,116	366,846

Total	$359,730	$8,545	$368,275

(1)	The fair value of the 2019 Notes has been bifurcated and presented in equity under common stock in the company’s consolidated financial statements beginning in April 30, 2014. The amount including in long-term borrowings is accreting to the $400.0 million redemption value using a discount rate of approximately 7.4%, which approximated the company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

2019 Notes. On March 4, 2014, we completed a private offering of our 4.50% 2019 Notes in the aggregate principal amount of $400.0 million, and entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee, in connection therewith. After deducting fees and expenses, we received net proceeds from the offering of the 2019 Notes of $386.1 million. The Indenture governs the 2019 Notes and contains terms and conditions customary for transactions of this type, including customary events of default such as cross-defaults and other provisions. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by us when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. We may not redeem the 2019 Notes at our option prior to maturity unless certain tax related events occur. In addition, the Indenture provides that if we undergo certain types of “fundamental changes” prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require us to repurchase all or any of such holder’s 2019 Notes for cash. Pursuant to the terms of the Indenture, the 2019 Notes will be convertible into our ordinary shares at a conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), subject to adjustment, upon the occurrence of certain events prior to the close of business on the business day immediately preceding September 1, 2018, and, on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. Upon a conversion of the 2019 Notes, in accordance with the Indenture we have the option to pay or deliver, as the case may be, cash, our ordinary shares or a combination of cash and ordinary shares, at our election.

Contractual Obligations. At January 31, 2015, we had the following contractual obligations (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Current borrowings(1)	$93,622	$93,622	$—	$—	$—
Long-term borrowings(2)	393,727	—	7,377	386,350	—
Capital lease obligations(2)	76,634	12,413	18,899	13,544	31,778
Pension funding obligations(3)	14,823	1,406	2,181	2,912	8,324
Operating lease obligations	295,047	98,177	132,423	42,552	21,895
Unconditional purchase obligations and other(4)	29,489	29,489	—	—	—

Total	903,342	$235,107	$160,880	$445,358	$61,997

(1)	Includes bank lines of credit, short-term borrowings, advances outstanding under the Greensill Financing Agreements, the current portion of long-term borrowings and estimated interest expense based on the variable interest rates on these obligations.

(2)	Includes long-term borrowings excluding the current portion. Also includes interest expense due to the fixed nature of interest rates on these obligations.
(3)	Pension funding obligation amounts include estimated defined benefit pension funding obligations
(4)	The company typically enters into various types of short-term contracts to reserve transportation capacity on a guaranteed basis. These contracts include minimum quantity commitments with ocean carriers, and “blocked space agreements” with air carriers. Additionally, the company occasionally charters aircraft capacity with air carriers. The pricing of these contracts is dependent upon current market conditions. The company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2015 was $28.2 million. The remaining amount listed in this row represents commitments to purchase capital equipment.

The above table does not include amounts potentially payable to taxing authorities for uncertain tax positions taken on tax returns as we are unable to estimate the timing of such payments within individual years. As of January 31, 2015, the company has accrued $9.0 million related to uncertain tax positions with interest. Refer to Note 4, “Uncertain Tax Positions” in the consolidated financial statements.

We believe that with our current cash position (including cash equivalents and short term investments) and operating cash flows, supplemented as necessary with borrowings under our credit facilities and advances under our other financing arrangements, we have sufficient resources to meet our working capital and liquidity requirements for the next 12 months as our operations are currently conducted.

The nature of our operations necessitates dealing in many foreign currencies and our results are subject to fluctuations due to changes in exchange rates. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Other Factors which May Affect our Liquidity. We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends, distributions and advances from our subsidiaries (including those that are wholly owned) to meet our financial obligations and to pay dividends on our ordinary shares and, to the extent we pay cash dividends on our newly issued Convertible Preference Shares, such cash dividends. The ability of our subsidiaries to pay such amounts to us and our ability to receive distributions on our investments in other entities is subject to restrictions including, but not limited to, applicable tax laws and limitations contained in our various credit facilities and long-term borrowings. Additionally, intercompany payments of dividends, distributions and advances can, in certain circumstances, result in adverse tax effects such as the requirement to pay withholding and corporate income taxes and distribution taxes on dividends and distributions, and can also require, in certain situations, that our subsidiaries make pro-rata payments to the minority interest holders in such entities. Exchange control laws and regulations may limit or restrict the payment of dividends or distributions or other transfers of funds by our subsidiaries. In addition, a substantial portion of our cash is located outside the United States in jurisdictions where local law or the terms of agreements binding on the relevant subsidiary makes repatriation difficult, including South Africa and China. As of January 31, 2015, cash balances held in South Africa and China comprised 34% and 3% of our total cash balances, respectively. Further, in general, our subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances which would restrict our ability to continue operations.

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

Critical Accounting Estimates

Our discussion of our operating and financial review and prospects is based on our consolidated financial statements, prepared in accordance with U.S. GAAP and contained within this Annual Report on Form 10-K. Certain amounts included in, or affecting, our consolidated financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent obligations are necessarily affected by these estimates. In preparing our financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, obligations under our employee benefit plans, provisions for uncollectible accounts receivable and various other recorded and disclosed amounts. Actual results could differ materially from these estimates. We evaluate these estimates on an ongoing basis.

Our significant accounting policies are included in Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in this Annual Report on Form 10-K; however, we believe that certain accounting policies are more critical to our financial statement preparation process than others. Certain of these policies, together with the critical accounting estimates below, require management to make accounting estimates or assumptions where the nature of the estimates or assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters and the susceptibility of such matters to change. Additionally, the impact of these estimates and assumptions on financial condition or operating performance could be material. These include estimates regarding our freight forwarding operating system, revenue recognition, income taxes, allowance for doubtful accounts, goodwill and other intangible assets, impairment of long-lived assets, contingencies and business combinations.

Revenue Recognition. We recognize revenue in accordance with the ASC 605. In accordance with ASC 605, Revenue Recognition, certain billings such as sales taxes, value-added and other taxes, customs, duties, and freight insurance premiums whereby we act as an agent, have not been included in revenue. Significant components of estimation related to revenue recognition include valuation of accounts receivable and the accrual of certain costs, related primarily to ancillary services, which are estimated and accrued at the time the services are provided, and adjusted upon receipt of the suppliers’ final invoices.

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

We provide airfreight forwarding services in two principal forms (i) as an indirect carrier, and occasionally (ii) as an authorized agent for airlines. When we act as an indirect carrier with respect to shipments of freight, we typically issue a HAWB upon instruction from our client (the shipper). The HAWB serves as the contract of carriage between us and the shipper. When we tender freight to the airline (the direct carrier), we receive a Master Airway Bill. The Master Airway Bill serves as the contract of carriage between us and the air carrier. Because we provide services across a broad range of clients on commonly traveled trade lanes, when we act as an indirect carrier we typically consolidate individual shipments into larger shipments, optimizing weight and volume combinations for lower-cost shipments on a consolidated basis. We typically act as an indirect carrier with respect to shipments tendered to the company by our clients, however, in certain circumstances; we occasionally act as an authorized agent for airlines. In such circumstances, we are not an indirect carrier and do not issue a HAWB, but rather we arrange for the transportation of individual shipments directly with the airline. In these instances, as compensation for arrangement for these shipments, the carriers pay us a management fee.

We provide ocean freight forwarding services in two principal forms (i) as an indirect carrier, sometimes referred to as a NVOCC, and (ii) as an ocean freight forwarder nominated by our client (ocean freight forwarding agent). When we act as an NVOCC with respect to shipments of freight, we typically issue a HOBL to our client (the shipper). The HOBL serves as the contract of carriage between us and the shipper. When we tender the freight to the ocean carrier (the direct carrier), we receive a contract of carriage known as a Master Ocean Bill of Lading. The Master Ocean Bill of Lading serves as the contract of carriage between us and the ocean carrier. When we act as an ocean freight forwarding agent, we typically do not issue a HOBL, but rather we receive management fees for managing the transaction as an agent, including booking and documentation between our client and the underlying carrier (contracted by the client). Regardless of the forms through which we provide airfreight and ocean freight services, if we provide the client with ancillary services, such as the preparation of export documentation, we receive additional fees.

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

During fiscal 2015, 2014 and 2013, the company recorded additional tax expense of $4.5 million, $10.0 million, and $37.1 million, respectively, related to valuation allowances for previously recognized deferred tax assets in various jurisdictions.

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

We identified seven goodwill reporting units for the required impairment test conducted in the second quarter of fiscal 2015, and based on our results of the Step 1 testing, no impairment charge resulted from such analysis. However, for our Americas Contract Logistics reporting unit, the fair value of the reporting unit assets exceeded the carrying values by approximately 9%. Due to the narrow margin of passing the Step 1 goodwill impairment testing conducted in the second quarter of fiscal 2015, if the projected operational results are not achieved, there is the potential for a partial or full impairment of the goodwill value in fiscal 2016 or in future years, particularly with respect to this reporting unit. Several of the key assumptions for achieving the projected operational results include certain revenue growth and operating expense assumptions. As of January 31, 2015, the goodwill carrying value for the Americas Contract Logistics reporting unit was $40.5 million. As of July 31, 2014, the date of our most recent annual impairment test, the carrying value and fair value of the reporting unit’s total assets was $198.1 million and $213.4 million, respectively. During the fourth quarter ended January 31, 2015, as a result of operating results in certain of our reporting units, we updated our annual goodwill impairment test for all of our reporting units. Based on the results of the interim impairment test, we determined that no impairment charges were necessary. As of the date of our interim impairment test, the fair value of all of the reporting units exceeded their carrying values by greater than 10%.

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

Business Combinations. The total cost of our acquisitions is allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the date of acquisition. The terms of our acquisitions have historically included contingent consideration or earn-out arrangements based upon the performance of the acquired business, subsequent to acquisition. Accordingly, we may be required to make a determination as to what portion of the contingent consideration represents a cost of the acquisition and what portion, if any, represents a compensatory arrangement, based upon the terms of the arrangement. The determination of the compensatory element, if any, requires judgment and impacts the amount of compensation expense recorded as Staff Costs. In accordance with FASB Codification Topic 805, Business Combinations, liabilities for contingent earn-out payments are initially recognized at their estimated fair values at the date of acquisition and subsequent changes in fair value of the liability are recognized in earnings.

Recent Accounting Pronouncements. See Note 1, “Summary of Significant Accounting Policies and Other” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Information about Market Risk

Foreign Currency Exchange Rate Sensitivity. Our use of derivative financial instruments is limited to forward foreign exchange contracts. At January 31, 2015, the notional value of all of our open forward foreign exchange contracts was $17.9 million related to transactions denominated in various currencies, but predominantly in U.S. dollars, euros and British pounds sterling. These contracts are generally entered into at the time the foreign currency exposure is incurred and do not exceed 60 days.

The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and present such information in U.S. dollar equivalents at January 31, 2015 and 2014. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

The functional currencies of our operating subsidiaries are generally their local currencies. Non-functional currency exposure in U.S. dollar equivalents was as follows (in thousands):

				Foreign exchange gain/(loss) if functional currency
	Assets	Liabilities	Net exposure long/(short)	Appreciates by 10%	Depreciates by 10%
At January 31, 2015
U.S. dollar	$124,853	$115,608	$9,245	$(925)	$925
Euros	55,337	44,139	11,198	(1,120)	1,120
British pound sterling	2,986	5,943	(2,957)	296	(296)
Hong Kong dollars	138	4,643	(4,505)	451	(451)
Other	46,260	48,280	(2,020)	202	(202)

Total	$229,574	$218,613	$10,961	$(1,096)	$1,096

At January 31, 2014
U.S. dollar	$108,039	$112,368	$(4,329)	$433	$(433)
Euros	72,590	36,621	35,969	(3,597)	3,597
British pound sterling	2,545	4,987	(2,442)	244	(244)
Hong Kong dollars	415	5,368	(4,953)	495	(495)
Other	32,589	27,530	5,059	(506)	506

Total	$216,178	$186,874	$29,304	$(2,931)	$2,931

Qualitative Information about Market Risk

Foreign Exchange Risk. The nature of our operations necessitates dealing in many foreign currencies. Our results are subject to fluctuations due to changes in exchange rates. We attempt to limit our exposure to changing foreign exchange rates through both operational and financial market actions. We provide services to clients in locations throughout the world and, as a result, operate with many currencies including the key currencies of North America, Europe, Latin America, Africa and Asia.

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

Our primary sources of liquidity are the cash generated from operating activities and availability under our various credit facilities and other borrowings, including the CitiBank Credit Facility, the South African Facilities Agreement and the Greensill Financing Agreements. The CitiBank Credit Facility allows us to borrow in U.S. dollar and in Canadian dollars and the South African Facilities Agreement is denominated in South African rand. To the extent we require funding in countries other than the U.S., Canada or South Africa and we move funds from one country to another, the foreign exchange exposure created by those cash movements is generally managed within the same method mentioned above.

We do not, and cannot, hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income.

Interest Rate Risk. As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We have short-term and long-term debt with both fixed and variable interest rates. Short-term debt is primarily comprised of bank lines of credit and amounts outstanding under our other short term borrowing arrangements used to finance our working capital requirements. Generally, our short-term debt is at variable interest rates, while our long-term debt is at fixed interest rates.

Based on the outstanding balances of the Company’s cash, cash equivalents and borrowings at January 31, 2015, a hypothetical 10-basis-point change in interest rates prevailing at that date and sustained for one year, would not represent a material potential net change in fair value, earnings, or cash flows.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of January 31, 2015. During this evaluation, a material weakness in internal control over financial reporting was identified. This material weakness relates to our centralized process for certain activity recorded through our freight forwarding receivable and payable clearing accounts. As a result, underlying controls related to freight forwarding receivables, payables, revenues and purchased transportation cost accounts were not operating effectively. As a result of this material weakness, which is described more fully in Management’s Report on Internal Control Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related Report of Independent Registered Public Accounting Firm, which are contained in Item 15 of Part IV of this Annual Report, “Exhibits and Financial Statement Schedules” and which are incorporated herein by reference, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were ineffective as of January 31, 2015, solely due to the material weakness in internal control over financial reporting described above.

Internal Control Over Financial Reporting

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of January 31, 2015, and due to the associated material weakness, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present the financial position, results of operations and cash flows as of and for the fiscal years covered thereby in all material respects.

Planned Remediation

Management is in the process of taking further steps to improve and strengthen the internal controls related to the above matter, including (i) the creation of new sub-ledgers to segregate transactions by type, (ii) the modification of the form and format of certain monitoring activities, and (iii) moving some review functions regarding the collectability of these items to finance teams residing in various subsidiaries. Notwithstanding the above process, the identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively. Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that a material weakness in the Company’s internal control over financial reporting existed as of January 31, 2015. See Item 15 of Part IV of this Annual Report, “Exhibits and Financial Statements Schedules” for a copy of Management’s Report on Internal Controls Over Financial Reporting, which report incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2015, management designed and implemented remediation steps over the previous material weakness in our internal control reported in our Annual Report on Form 10-K filed March 31, 2014, as described below. These remediation steps were developed following a review of the processes and activities surrounding the material weakness and included changes to those processes to prevent or detect similar future occurrences.

In our fiscal 2014 Annual Report on Form 10-K filed March 31, 2014, we reported a material weakness in our internal control related to an insufficient number of shared service center financial accounting and reporting resources to allow for timely analysis and recording of financial statements amounts given the company’s current migration to its new freight forwarding application. As a result, the underlying controls related to account reconciliation and analysis across a number of trade receivable and payable accrual accounts were not operating effectively as of January 31, 2014. During the fiscal quarter ended January 31, 2015 we completed certain remediation activities related to these matters, including:

•	Making substantial improvements to the account reconciliation process within our shared service centers.

•	Installing nine additional interface controls among our financial and operating applications. These new application controls improved our processes and created efficiencies.

•	Developing new policies regarding unbilled receivables and purchase transportation costs.

•	Making enhancements during the fourth quarter of our 2015 fiscal year to our centralized process and controls related to freight forwarding receivable and payable clearing accounts, with respect to certain transactions.

•	Installing during the fourth quarter of our 2015 fiscal year additional monitoring controls in the form of increased analysis over revenue and purchased transportation costs; and

•	Performing a significant level of control analysis and mapping in conformity with the 2013 Coso Framework. Management determined that appropriate controls were present in relation to the 17 principles contained in the framework.

Notwithstanding the material weakness identified as of January 31, 2015, we have concluded that we have remediated the material weakness reported in our fiscal 2014 Annual Report.

Other than the matters described above there were no changes in the company’s internal control over financial report during the fiscal quarter ended January 31, 2015, that have materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

Item 9B.	Other Information.

On March 31, 2015, we amended and restated our employment agreement with Richard Rodick, our Executive Vice President and Chief Financial Officer, in order to revise the agreement to reflect Mr. Rodick’s current annual base salary and to conform a provision regarding his termination for “good reason” following a change in control to the same provision found in the employment agreement for our Chief Executive Officer. A copy of Mr. Rodick’s Amended and Restated Employment Agreement is being filed as exhibit 10.22 to this Annual Report on Form 10-K and is incorporated herein by reference.

On April 1, 2015, we obtained a written waiver from Nedbank Limited under our South African Facilities Agreement regarding a financial covenant in such agreement for the measurement period ended January 31, 2015.

On March 30, 2015, we entered into a master services agreement, which we refer to as the Consulting Agreement, with Gene Ochi, who previously served as our Executive Vice President, Marketing until he retired on February 1, 2015. Pursuant to the Consulting Agreement, Mr. Ochi agreed to perform services for us as mutually agreed upon between our Chief Executive Officer and Mr. Ochi during the period from February 1, 2015 through January 31, 2017. During this period, Mr. Ochi is to be paid a monthly fee of $12,292 and his stock options and other equity-based compensation will continue to vest, subject to certain exceptions. The Consulting Agreement contains standard non-compete and non-solicitation provisions and supersedes and replaces all previous agreements between the parties, including our previous letter agreement with Mr. Ochi dated March 31, 2014. The foregoing description of the Consulting Agreement is qualified in its entirety by the full text of the Consulting Agreement which has been filed as Exhibit 10.40 to this Annual Report on Form 10-K and which is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors, the Audit Committee and Section 16(a) compliance is incorporated by reference under the captions, “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, from our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which we refer to as the 2015 Proxy Statement, which will be filed within 120 days of January 31, 2015 pursuant to Regulation 14A.

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

The information required by this Item is incorporated by reference under the captions “Information about the Board of Directors and Committees of the Board — Compensation of Directors” and “Compensation of Executive Officers” from our 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with regard to the security ownership of certain beneficial owners and management is incorporated by reference under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of January 31, 2015 regarding the number of our ordinary shares that may be issued pursuant to our equity compensation plans:

Plan category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	4,198,603	(1)(2)	$14.85	1,449,945
Equity compensation plan not approved by security holders	—		—	—

Total	4,198,603		$14.85	1,449,945

(1)	Of these shares, 54,270 are restricted share units granted pursuant to the 2004 Non-Employee Directors Share Incentive Plan and no additional awards can be made under the 2004 Non-Employee Directors Share Incentive Plan. In addition, 2,719,306 are restricted share units granted under our 2009 and 2004 Long-Term Incentive Plans, although no additional awards can be made under our 2004 Long-Term Incentive Plan. These awards consist of restricted share units, which entitle the holder to have shares issued to him or her upon the passage of time. Under these awards, a portion of the award may vest annually over time or, alternatively, the award will vest in full at the end of the required retention period.
(2)	Of these shares, 1,425,027 shares are subject to options pursuant to which the exercise price was above the closing market price of our ordinary shares as of January 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference under the captions “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others” from our 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference under the caption “Independent Registered Public Accountants” in our 2015 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements and Financial Statement Schedule

Our consolidated financial statements are attached to this report and begin on page F-1.

2. Exhibits

The following documents are filed herewith or incorporated herein by reference to the location indicated.

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

4.1	Indenture, dated March 4, 2014, between UTi Worldwide Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.1	Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.2	Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)

10.3	Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.4	Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.6+	Letter Agreement between Mr. Gene Ochi and the company, dated as of March 31, 2014 (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K, filed March 31, 2014)

10.7+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.8+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.9+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.10+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.11+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.12+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed June 9, 2006)

10.13+	Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.15 to the company’s Annual Report on Form 10-K, filed March 31, 2014)

10.14+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)

10.15+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)

10.16+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.17+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.18+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.19+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.20+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)

10.21+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 000-31869), filed January 16, 2007)

10.22+	Amended and Restated Employment Agreement of Richard G. Rodick, dated as of March 31, 2015

10.23+	Amended and Restated Employment Agreement of Edward G. Feitzinger, dated as of December 8, 2014 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 6, 2015)

10.24+	Employment Agreement of Ronald W. Berger, dated as of October 1, 2012 (incorporated by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K, filed April 1, 2013)

10.25	Share Purchase Agreement, dated February 26, 2014, between UTi Worldwide and an affiliate of P2 Capital Partners, LLC (incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.26+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Performance Compensation Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 10.63 to the company’s Annual Report on Form 10-K, filed March 31, 2014)

10.27	Amended and Restated Registration Rights Agreement dated as of March 4, 2014, by and among UTi Worldwide Inc., P2 Capital Partners, LLC and the other parties thereto (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.28	Amended and Restated Letter Agreement between UTi Worldwide Inc. and P2 Capital Partners, LLC, dated February 26, 2014 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.29	Amended and Restated Cash Collateral Agreement dated as of July 10, 2014, among UTi Worldwide Inc., The Royal Bank of Scotland plc and The Royal Bank of Scotland plc, RBS plc Connecticut branch (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed September 8, 2014)

10.30	Credit Agreement dated as of March 27, 2014, among the Company, certain of its subsidiaries, Citibank, N.A. as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.67 to the company’s Annual Report on Form 10-K, filed March 31, 2014)

10.31	Amendment and Restatement Agreement, as of September 5, 2014, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited, with attached Amended and Restated Facilities Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 000-31869), filed September 11, 2014)

10.32	Parent Customer Agreement dated as of December 4, 2014, between the Company and Greensill Capital (UK) Limited

10.33	Re-invoicing Service Agreement dated as of December 4, 2014, between the Company and Bramid Outsource Limited

10.34+	Separation Agreement and General Release of Mr. Eric Kirchner, dated as of December 8, 2014 (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K, filed December 9, 2014)

10.35+	Separation Agreement and General Release of Mr. Ronald W. Berger, dated as of January 26, 2015

10.36+	Separation Agreement and General Release of Mr. Jeff Hammond, dated as of February 6, 2015

10.37+	Employment Agreement of Keith Pienaar, dated as of January 1, 2015

10.38+	Employment Agreement of Ditlev Blicher, dated as of May 1, 2013

10.39+	Employment Agreement of Hessel Verhage, dated as of September 1, 2014

10.40+	Master Services Agreement between Mr. Gene Ochi and the company, dated as of March 30, 2015

12.1	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of the company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTi Worldwide Inc.

By:	/S/ EDWARD G. FEITZINGER
Edward G. Feitzinger
Chief Executive Officer

Date: April 1, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTi Worldwide Inc.

Date: April 1, 2015	By:	/S/ EDWARD G. FEITZINGER
Edward G. Feitzinger
Chief Executive Officer, Director

Date: April 1, 2015	By:	/S/ RICHARD G. RODICK
Richard G. Rodick
Executive Vice President — Finance and Chief
Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

Date: April 1, 2015	By:	/S/ ROGER I. MACFARLANE
Roger I. MacFarlane
Chairman of the Board of Directors, Director

Date: April 1, 2015	By:	/S/ BRIAN D. BELCHERS
Brian D. Belchers
Director

Date: April 1, 2015	By:	/S/ C. JOHN LANGLEY, JR.
C. John Langley, Jr.
Director

Date: April 1, 2015	By:	/S/ LEON J. LEVEL
Leon J. Level
Director

Date: April 1, 2015	By:	/S/ JOSHUA D. PAULSON
Joshua D. Paulson
Director

Date: April 1, 2015	By:	/S/ ALLAN M. ROSENZWEIG
Allan M. Rosenzweig
Director

Date: April 1, 2015	By:	/S/ DONALD W. SLAGER
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that a material weakness in the Company’s internal control over financial reporting existed as of January 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During fiscal year 2015 we made numerous improvements in our internal control over financial reporting. During the fourth quarter of our fiscal year ended January 31, 2015, these improvements included enhancements related to the centralized process for certain activities recorded through our freight forwarding receivable and payable clearing accounts. As a result of these enhancements, we identified various immaterial misstatements, which misstatements arose because the associated controls did not previously identify the errors in the recording of certain freight forwarding transactions. We have determined that the misstatements arising from the underlying deficiency were not material to the financial statements for those periods. However, the control deficiency identified could have resulted in material misstatements of freight forwarding receivables, payables, revenues and purchased transportation accounts that might not be prevented or detected in a timely manner, and therefore, constitutes a material weakness in internal control over financial reporting. Accordingly, a material weakness has been identified and included in management’s assessment related to the Company’s centralized process for certain activity recorded through its freight forwarding receivable and payable clearing accounts. As a result, underlying controls related to freight forwarding receivables, payables, revenues and purchased transportation cost accounts were not operating effectively. This deficiency could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. As a result of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2015.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal controls over financial reporting as of January 31, 2015. This report is included herewith under “Report of Independent Registered Public Accounting Firm,” on page F-3.

/s/ Edward G. Feitzinger
Edward G. Feitzinger
Chief Executive Officer
April 1, 2015

/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President — Finance, Chief Financial Officer
April 1, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.

Long Beach, California

We have audited the internal control over financial reporting of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment related to the Company’s centralized process for certain activity recorded through its freight forwarding receivable and payable clearing accounts. As a result, underlying controls related to freight forwarding receivables, payables, revenues, and purchased transportation cost accounts were not operating effectively. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2015 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended January 31, 2015 of the Company and our report dated April 1, 2015 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

April 1, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UTi Worldwide Inc.

Long Beach, California

We have audited the accompanying consolidated balance sheets of UTi Worldwide Inc. and subsidiaries (the “Company”) as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss)/income, equity, and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UTi Worldwide Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2015, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

April 1, 2015

UTi WORLDWIDE INC.

CONSOLIDATED BALANCE SHEETS

As of January 31, 2015 and 2014

	As of January 31,
	2015	2014
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$211,832	$204,384
Cash held as collateral	29,068	—
Trade receivables (net of allowances for doubtful accounts of $19,964 and $23,902 as of January 31, 2015 and January 31, 2014, respectively)	887,084	972,177
Deferred income taxes	12,596	8,889
Other current assets	154,756	154,465

Total current assets	1,295,336	1,339,915
Property, plant and equipment, net	195,523	222,036
Goodwill	282,572	298,498
Other intangible assets, net	147,018	166,369
Investments	1,023	1,075
Deferred income taxes	11,175	11,824
Other non-current assets	41,305	36,768

Total assets	$1,973,952	$2,076,485

LIABILITIES & EQUITY
Bank lines of credit	$31,306	$260,700
Short-term borrowings	52,825	7,551
Current portion of long-term borrowings	1,429	3,488
Current portion of capital lease obligations	11,429	12,374
Trade payables and other accrued liabilities	698,450	756,706
Income taxes payable	8,995	17,589
Deferred income taxes	12,177	3,236

Total current liabilities	816,611	1,061,644
Long-term borrowings, excluding current portion	366,846	205,862
Capital lease obligations, excluding current portion	56,455	60,784
Deferred income taxes	14,204	14,390
Other non-current liabilities	36,892	38,098
Convertible preference shares	181,957	—
Commitments and contingencies
UTi Worldwide Inc. shareholders’ equity:
Non-voting variable rate participating cumulative convertible preference shares of no par value:
Class A—authorized 50,000,000; none issued	—	—
Class B—authorized 50,000,000; none issued	—	—
Common stock—authorized 500,000,000 ordinary shares of no par value; issued and outstanding 105,534,957 and 104,821,581 shares as of January 31, 2015 and January 31, 2014, respectively	575,164	517,762
Retained earnings	92,664	307,338
Accumulated other comprehensive loss	(179,423)	(143,181)

Total UTi Worldwide Inc. shareholders’ equity	488,405	681,919
Non-controlling interests	12,582	13,788

Total equity	500,987	695,707

Total liabilities and equity	$1,973,952	$2,076,485

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended January 31, 2015, 2014, and 2013

	Fiscal years ended January 31,
	2015	2014	2013
	(In thousands, except share and per share amounts)
Revenues	$4,179,775	$4,435,580	$4,607,521

Purchased transportation costs	2,722,182	2,917,795	3,020,988
Staff costs	879,299	885,710	894,503
Depreciation	55,896	53,899	48,917
Amortization of intangible assets	28,956	18,502	12,262
Severance and other	51,164	29,618	18,039
Goodwill impairment	—	—	93,008
Intangible assets impairment	—	—	1,643
Other operating expenses	558,097	547,856	546,456

Operating loss	(115,819)	(17,800)	(28,295)
Interest income	23,080	17,180	17,071
Interest expense	(62,726)	(34,165)	(30,486)
Loss on debt extinguishment	(21,820)	—	—
Other expense, net	(1,851)	(2,693)	(439)

Pretax loss	(179,136)	(37,478)	(42,149)
Provision for income taxes	23,425	40,655	51,891

Net loss	(202,561)	(78,133)	(94,040)
Net income attributable to non-controlling interests	659	5,161	6,466

Net loss attributable to UTi Worldwide Inc.	$(203,220)	$(83,294)	$(100,506)

Basic and diluted loss per common share attributable to UTi Worldwide Inc. common shareholders	$(2.04)	$(0.80)	$(0.97)

Number of weighted average common shares outstanding used for per share calculations
Basic and diluted shares	105,311,631	104,527,949	103,544,171

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the fiscal years ended January 31, 2015, 2014, and 2013

	Fiscal years ended January 31,
	2015	2014	2013
	(In thousands)
Net loss	$(202,561)	$(78,133)	$(94,040)
Other comprehensive loss:
Foreign currency translation	(35,827)	(55,917)	(36,263)
Defined benefit pension plan adjustments	(934)	2,402	(1,910)

Other comprehensive loss	(36,761)	(53,515)	(38,173)

Comprehensive loss, before non-controlling interests	(239,322)	(131,648)	(132,213)
Comprehensive income attributable to non-controlling interests	140	2,479	4,658

Comprehensive loss attributable to UTi Worldwide Inc.	$(239,462)	$(134,127)	$(136,871)

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the fiscal years ended January 31, 2015, 2014, and 2013

	UTi Worldwide Inc. Shareholders’ Equity
	(In thousands, except share and per share amounts)
	Common Stock		Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total Equity
Balance at January 31, 2012	102,833,998	$491,073	$503,675	$(55,983)	$12,743	$951,508
Net (loss)/income	—	—	(100,506)	—	6,466	(94,040)
Other comprehensive loss	—	—	—	(36,365)	(1,808)	(38,173)
Ordinary shares settled under share-based compensation plans	(186,617)	(3,130)	—	—	—	(3,130)
Shares issued	910,753	292	—	—	—	292
Stock options exercised	290,000	2,210	—	—	—	2,210
Shared-based compensation	—	14,556	—	—	—	14,556
Excess tax benefits from share-based compensation	—	19	—	—	—	19
Dividends	—	—	(6,223)	—	—	(6,223)
Acquisition of non-controlling interests	—	217	—	—	(217)	—
Distribution to non-controlling interests and other	—	—	—	—	(2,837)	(2,837)

Balance at January 31, 2013	103,848,134	$505,237	$396,946	$(92,348)	$14,347	$824,182

Net (loss)/income	—	—	(83,294)	—	5,161	(78,133)
Other comprehensive loss	—	—	—	(50,833)	(2,682)	(53,515)
Ordinary shares settled under share-based compensation plans	(172,841)	(2,500)	—	—	—	(2,500)
Shares issued	825,338	281	—	—	—	281
Stock options exercised	320,950	3,960	—	—	—	3,960
Shared-based compensation	—	13,869	—	—	—	13,869
Dividends	—	—	(6,314)	—	—	(6,314)
Distribution to non-controlling interests and other	—	(3,085)	—	—	(3,038)	(6,123)

Balance at January 31, 2014	104,821,581	$517,762	$307,338	$(143,181)	$13,788	$695,707

Net (loss)/income	—	—	(203,220)	—	659	(202,561)
Other comprehensive loss	—	—	—	(36,242)	(519)	(36,761)
Ordinary shares settled under share-based compensation plans	(269,388)	(3,104)	—	—	—	(3,104)
2019 Notes original issue discount	—	47,690	—	—	—	47,690
Allocation of debt issuance costs	—	(1,814)	—	—	—	(1,814)
Dividends in-kind on Convertible Preference Shares payable	—	—	(11,454)	—	—	(11,454)
Shares issued	982,764	93	—	—	—	93
Shared-based compensation	—	12,838	—	—	—	12,838
Distribution to non-controlling interests and other	—	1,699	—	—	(1,346)	353

Balance at January 31, 2015	105,534,957	$575,164	$92,664	$(179,423)	$12,582	$500,987

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended January 31, 2015, 2014, and 2013

	Fiscal years ended January 31,
	2015	2014	2013
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(202,561)	$(78,133)	$(94,040)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Share-based compensation costs	12,838	13,869	14,556
Depreciation	55,896	53,899	48,917
Amortization of intangible assets	28,956	18,502	12,262
Amortization of debt issuance costs	3,781	702	1,556
Make-whole payment	20,830	—	—
Accretion of convertible senior notes	7,420	—	—
Goodwill and intangible assets impairment	—	—	94,651
Deferred income taxes	4,329	5,359	16,957
Uncertain tax positions	3,037	(1,532)	469
Excess tax benefits from share-based compensation	—	—	(19)
Loss/(gain) on disposal of property, plant and equipment	345	(367)	(682)
Provision for doubtful accounts	9,607	17,071	4,507
Net proceeds from the sale of trade receivables	—	3,405	—
Installment receivable impairment and other	27,293	3,388	1,771
Changes in operating assets and liabilities:
(Increase)/decrease in trade receivables	(2,959)	(171,598)	1,561
(Increase)/decrease in other current assets	(5,085)	8,291	(28,226)
(Decrease)/increase in trade payables	(25,709)	21,572	(11,871)
Increase/(decrease) in accrued liabilities and other liabilities	4,612	7,489	(21,595)

Net cash (used in)/provided by operating activities	(57,370)	(98,083)	40,774
INVESTING ACTIVITIES:
Net increase in cash held as collateral	(29,068)	—	—
Purchases of property, plant and equipment, excluding software	(27,005)	(47,140)	(49,728)
Proceeds from disposals of property, plant and equipment	5,743	3,832	3,475
Purchases of software and other intangible assets	(12,508)	(34,013)	(36,692)
Net decrease/(increase) in other non-current assets	6,618	(4,612)	847
Other	—	—	(754)

Net cash used in investing activities	(56,220)	(81,933)	(82,852)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term borrowings	404,343	4,575	200,869
Proceeds from the issuance of preference shares	175,000	—	—
Borrowings from bank lines of credit	290,569	438,202	328,894
Repayments of bank lines of credit	(498,387)	(269,895)	(306,851)
Net (repayments)/borrowings under revolving lines of credit	(17,478)	20,425	(7,552)
Net increase in short-term borrowings	44,770	6,701	174
Repayments of long-term borrowings	(205,143)	(5,342)	(205,000)
Make-whole payment	(20,830)	—	—
Debt and preferred shares issuance costs	(25,789)	—	(1,745)
Repayments of capital lease obligations	(13,907)	(12,682)	(17,384)
Acquisitions of non-controlling interests	—	—	(1,920)
Distributions to non-controlling interests and other	(1,346)	(3,038)	(2,837)
Ordinary shares settled under share-based compensation plans	(3,104)	(2,500)	(3,130)
Proceeds from issuance of ordinary shares	93	4,241	2,502
Excess tax benefits from share-based compensation	—	—	19
Dividends paid	—	(6,314)	(6,223)

Net cash provided by/(used in) financing activities	128,791	174,373	(20,184)
Effect of foreign exchange rate changes on cash and cash equivalents	(7,753)	(27,249)	(22,223)

Net increase/(decrease) in cash and cash equivalents	7,448	(32,892)	(84,485)
Cash and cash equivalents at beginning of period	204,384	237,276	321,761

Cash and cash equivalents at end of period	$211,832	$204,384	$237,276

See accompanying notes to the consolidated financial statements.

UTi WORLDWIDE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended January 31, 2015, 2014, and 2013

1. Summary of Significant Accounting Policies and Other

Basis of Presentation. UTi Worldwide Inc. (UTi or the Company) is an international, non-asset-based supply chain services and solutions company that provides air and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company’s fiscal year end is January 31. The Company serves its clients through a worldwide network of freight forwarding offices including independent agents, in more than 150 countries, and approximately 220 contract logistics and distribution centers under management.

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries controlled by the Company (generally more than 50% ownership). Control is achieved where the Company has the power to govern the financial and operating policies of a subsidiary company so as to obtain benefits from its activities. All intercompany transactions and balances have been eliminated upon consolidation. All amounts in the notes to the consolidated financial statements are presented in thousands, except for share and per share data.

Use of Estimates. The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, certain estimates relating to the Company’s previous business transformation initiatives, including useful life assumptions and the dates at which certain software applications became ready for their intended use (both of which impact the timing and amount of amortization), revenue recognition, income taxes, allowances for doubtful accounts, the initial and recurring valuation of certain assets acquired and liabilities assumed through business combinations (including goodwill, indefinite lived intangible assets and contingent liabilities), impairment of long-lived assets and contingencies. Actual results could differ from those estimates.

Foreign Currency Translation. Local currencies are generally considered the functional currencies of subsidiaries located outside of the United States of America (U.S.).

Translation of the assets, liabilities, income and expense of subsidiaries with functional currencies other than the U.S. dollar. Assets and liabilities are translated at year-end exchange rates for operations in local currency environments. Income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses on translation are recorded as a separate component of shareholders’ equity under accumulated other comprehensive income or loss.

Translation of subsidiary loans. Exchange differences arising on the translation of permanently invested long-term loans to subsidiary companies are recorded as a separate component of shareholders’ equity under accumulated other comprehensive income or loss. Exchange differences arising on the translation of long-term loans to subsidiary companies that are not permanent in nature are recorded as other (expense)/income, net in the consolidated statements of operations. These amounts were foreign exchange loss of $1,816, $2,109 and gains of $1,051 for the fiscal years ended January 31, 2015, 2014, and 2013, respectively.

Foreign currency transaction gains and losses. Transactions in foreign currencies during the year are re-measured at rates of exchange ruling on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the consolidated statements of operations and included in purchased transportation costs. These amounts in purchased transportation costs were gains of $5,916, $2,835 and $1,140 for the fiscal years ended January 31, 2015, 2014, and 2013, respectively.

Revenue Recognition. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, (ASC 605). In accordance with ASC 605, certain billings such as sales taxes, value-added and other taxes, customs duties, and freight insurance premiums whereby the Company acts as an agent, have not been included in revenue.

Freight Forwarding. The Company does not own or operate aircraft or ocean vessels and, consequently, contracts with commercial carriers to arrange for the shipment of cargo. A majority of the Company’s freight forwarding business is conducted through non-committed space allocations with carriers. The Company arranges for, and in many cases provides, pick-up and delivery service between the carrier and the location of the shipper or recipient.

The Company provides airfreight forwarding services in two principal forms (i) as an indirect carrier, and occasionally (ii) as an authorized agent for airlines. When the Company acts as an indirect carrier with respect to shipments of freight, a House Airway Bill (HAWB) is typically issued upon receiving instruction from the client (the shipper). The HAWB serves as the contract of carriage between the Company and the shipper. When freight is tendered to the airline (the direct carrier), the Company receives a Master Airway Bill. The Master Airway Bill serves as the contract of carriage between the Company and the air carrier. As the Company provides services across a broad range of clients on commonly traveled trade lanes, when acting as an indirect carrier, the Company typically consolidates individual shipments into larger shipments, optimizing weight and volume combinations for lower-cost shipments on a consolidated basis. The Company typically acts as an indirect carrier with respect to shipments tendered to the Company by the client, however, in certain circumstances, the Company occasionally acts as an authorized agent for the airlines. In such circumstances, the Company is not considered to be an indirect carrier and does not issue a HAWB, but rather arranges for the transportation of individual shipments directly with the airline. In these instances, as compensation for arrangement of these shipments, the carriers pay the Company a management fee.

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

When acting as an indirect carrier, the Company typically performs both the export and import portions of the shipment. In those instances, and in instances where the Company is performing only the export portion of the shipment, the Company consolidates the shipments and contracts directly with the airlines or ocean carriers. In these instances, the Company acts as the principle with respect to the shipment and, therefore, recognizes revenue on a gross basis in accordance with ASC 605 and accordingly, revenue and purchased transportation costs for these shipments are recognized at the time the freight departs the terminal of origin which is when the client is billed. In situations where the Company performs only the import portion of the shipment, typically the client has arranged for transportation services with another party and the Company acts as an agent, rather than a principle, in the transaction. The Company recognizes revenue for these shipments when the import services are completed. Accordingly, only the management fees for such services are included in revenue.

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

The Company provides a range of distribution, consultation, outsourced management services, planning and optimization services, and other supply chain management services. Other services within the Contract Logistics and Distribution segment consist primarily of supply chain management services. The Company receives fees for the other supply chain management services that are performed. As part of the Company’s distribution services, the Company provides domestic ground transportation and road distribution services primarily in North America and South Africa. Contract logistics and distribution revenues are recognized when the service has been completed in the ordinary course of business.

South African Installment Receivable Agreement. On July 4, 2014, the Company entered into a South African rand (ZAR) 205,000 ($17,686 as of January 31, 2015) installment receivable agreement with a client in South Africa relating to an unpaid receivable balance. On September 19, 2014, the Company was notified that the client had entered into the South African equivalent of bankruptcy proceedings in the U.S., referred to as Business Rescue Proceedings. Based on its current understanding of the situation, the Company currently believes a successful reorganization of the client is unlikely. As a result, the Company has impaired amounts under this installment receivable agreement and other receivables. Accordingly, severance and other expenses during fiscal year 2015 include expenses of $24,627 as of January 31, 2015, resulting from this impairment. After the effects of the impairment, amounts presently included in trade receivables, representing amounts considered collectible and proceeds from insurance are not material as of January 31, 2015.

The Company has filed an insurance claim of ZAR 180,500 ($15,572 as of January 31, 2015) under the terms of an insurance policy covering the installment receivable agreement and other receivables. As of the filing date of this Annual Report on Form 10-K, the insurance company has denied the claim and the Company is pursuing the matter in the South African courts. In accordance with accounting standards, the Company has not recognized any future insurance recovery and the Company will recognize any insurance recovery only when the amounts are known.

In addition to amounts which may be recoverable under the Company’s insurance policy, the installment receivable agreement and other receivables from the client are secured by guarantees from other entities affiliated with the client company as well as a personal guarantee from the sole shareholder of the client company. The Company is continuing to pursue its remedies under these guarantees. No assurance can be given as to the outcome of such pursuit.

Revenues from this client were $2,473 and $73,382 for the fiscal year ended January 31, 2015 and 2014, respectively.

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

Consistent with prior years, the Company continues to assert that unremitted foreign earnings are permanently reinvested. On the basis that such earnings are permanently reinvested the Company thereby does not anticipate any distributions be made. Accordingly, no provision is made for additional taxes which would arise if the retained earnings of subsidiaries were distributed.

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

On January 21, 2015, the Company committed to a plan to simplify its leadership structure and to shift management of its freight forwarding business from four geographic regions to a global leadership structure managing 16 discrete geographic areas (the January 2015 Reorganization). In connection with these actions, the Company reduced several executive leadership positions, and reduced a number of other senior positions worldwide. The Company determined this constituted a formal plan of termination pursuant to ASC 420, Exit or Disposal Cost Obligations or ASC 715, Compensation – Retirement Benefits. The Company determined that the January 2015 Reorganization did not change the Company’s reportable segments.

Earnings Per Share. The Company calculates basic earnings per share based on earnings (loss) available to common shareholders and the weighted average number of ordinary common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of ordinary common shares, but also considers potentially dilutive common shares outstanding. Potentially dilutive common shares includes outstanding employee share-based compensation awards that are assumed to be exercised or vested and paid out in shares of common stock, in addition to the dilutive effects of the Convertible Preference Shares and the 2019 Notes as described in Note 10, “Borrowings.”

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

Until the Company has the ability and intent to settle the 2019 Notes partially or wholly in cash, the “if converted” method is used to account for the 2019 Notes in the calculation of diluted earnings per share. In periods when the effect of the 2019 Notes is dilutive, the expected number of shares of common stock to be issued upon conversion is included in the computation and the pro forma effects of excluding accrued interest on the 2019 Notes is added to net earnings/(loss) to compute diluted earnings per share.

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

The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $232,104 of these deposits were not insured by the Federal Deposit Insurance Corporation or similar entities outside of the U.S. as of January 31, 2015.

The Company has entered into agreements with certain of its South African pharmaceutical distribution clients specifying the use of designated cash accounts for receivables collections from the end-recipients. In these circumstances, pursuant to the agreements with the Company’s clients and for a nominal fee, the Company manages its clients’ collections and cash application functions, under credit terms and conditions mandated by its clients. Under these arrangements, the Company bills the end-recipients of the products it distributes from its warehouses on behalf of its clients. The Company is not obligated to remit cash receipts to its clients until such billings are recovered by the Company. The Company typically remits such billings to its clients within two to seven days subsequent to the Company’s receipt of cash from the end recipients. Although the Company is required under these contracts to use such cash accounts for cash activity related to these clients, the Company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $34,894 and $33,623 at January 31, 2015 and 2014, respectively, and are included in cash and cash equivalents, with corresponding liabilities included in accounts payable, in the accompanying consolidated balance sheets. These activities do not have a material impact on the Company’s liquidity requirements.

In addition, a substantial portion of the Company’s cash is located outside the U.S. in jurisdictions where local law or the terms of agreements binding on the relevant subsidiary makes repatriation difficult, including South Africa and China. As of January 31, 2015, cash balances held in South Africa and China comprised 34% and 3% of the Company’s total cash balances, respectively.

Cash Held as Collateral. In connection with the Fiscal 2015 Refinancing, as described in Note 10, “Borrowings”, certain of the Company’s credit facilities were terminated in March 2014 and the Company provided cash collateral to secure the letters of credit and bank guarantees which were then outstanding. As of January 31, 2015, $29,068 of cash remains subject to such collateral arrangements. The usage of such cash is restricted pursuant to the applicable agreements.

Trade Receivables. In addition to billings related to transportation costs, trade receivables include disbursements made on behalf of the Company’s clients for value added taxes, customs duties, and other amounts remitted to governmental authorities on behalf of clients. The billings to clients for these disbursements are not recorded as revenue and purchased transportation costs in the consolidated statements of operations. Management establishes reserves based on the expected ultimate collectability of these receivables.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, general and specific economic conditions, and local market conditions. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged to allowance for doubtful accounts to the Company’s consolidated statements of operations were $9,607, $17,071 and $4,507 for the fiscal years ended January 31, 2015, 2014, and 2013, respectively. The Company does not have any off-balance-sheet credit exposure related to its clients.

Property, Plant and Equipment. Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and leasehold improvements	10-40
Computer equipment and software	3-7
Furniture, fixtures and equipment	3-10
Vehicles	3-10

Assets held under capital leases are depreciated over their estimated useful lives on the same basis as owned assets, or if there is no reasonable certainty that the Company will obtain ownership by the end of the lease term, the asset is depreciated over the shorter of the lease term or its estimated useful life. Leasehold improvements are depreciated over the estimated useful life of the related asset, or over the term of the lease, whichever is shorter.

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

The Company capitalizes certain internally-developed software costs in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal Use Software (ASC 350). Amortization is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

Investments. Investments in affiliated companies are accounted for using the equity method, where the Company has the ability to exercise significant influence over the operating and financial policies (generally an investment of 20—50%) of the companies’ voting interests. Consolidated net income or loss includes the Company’s proportionate share of the net income or net loss of these companies.

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

Pharma Property Agreements. The Company previously entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. The Company leases the facility pursuant to a lease agreement which provides for an initial 10 year term which ends in fiscal year 2023, and the Company has the option to extend the initial term for up to two successive 10 year terms. The Company also has a right of first refusal to purchase the property should the owner thereof seek to sell the property to a third party. As of January 31, 2015, liabilities outstanding of $46,033, including $2,149 in the current portion, are included in capital lease obligations pursuant to this lease arrangement. The facility is treated for financial accounting purposes as a build-to-suit facility, and is treated under the financing method pursuant to ASC 840, Leases (ASC 420).

The Company believes that the prevailing lease agreement meets its operational needs and contains economic terms which are satisfactory to it. Although possible, the Company believes it is unlikely that it will purchase the facility during the foreseeable future.

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

Standards Issued But Not Yet Effective. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with clients and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

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

2. Acquisitions

The Company did not complete any material acquisitions during the fiscal years ended January 31, 2015, 2014, and 2013. All acquired businesses are primarily engaged in providing logistics management, including international air and ocean freight forwarding, customs brokerage, contract logistics services and transportation management services. The results of acquired businesses have been included in the Company’s consolidated financial statements from the effective dates of acquisition.

3. Income Taxes

The Company is incorporated in the British Virgin Islands. The British Virgin Islands do not impose corporate income taxes. The Company’s operations are conducted throughout various subsidiaries in a number of countries throughout the world, including the United States. Consequently, income taxes have been provided based on the laws and rates in effect in the countries which operations are conducted or in which the Company’s subsidiaries are considered resident for corporate income tax purposes. Components of pretax loss are as follows:

	Fiscal years ended January 31,
	2015	2014	2013
Pretax loss from continuing operations
United States	$(72,111)	$(40,511)	$(89,838)
Non- United States	(107,025)	3,033	47,689

Total	$(179,136)	$(37,478)	$(42,149)

The provision for taxes on losses from continuing operations consists of the following:

	U.S. Federal	U.S. State	Foreign	Total
Fiscal year ended January 31, 2015
Current	$—	$2,021	$19,156	$21,177
Deferred	1,165	166	917	2,248

Total	$1,165	$2,187	$20,073	$23,425

Fiscal year ended January 31, 2014
Current	$—	$4,497	$31,346	$35,843
Deferred	6,673	1,953	(3,814)	4,812

Total	$6,673	$6,450	$27,532	$40,655

Fiscal year ended January 31, 2013
Current	$624	$89	$34,302	$35,015
Deferred	1,315	263	15,298	16,876

Total	$1,939	$352	$49,600	$51,891

A reconciliation of the Company’s statutory tax rate to the effective tax rate were as follows:

	Fiscal years ended January 31,
	2015	2014	2013
Pretax loss from continuing operations	$(179,136)	$(37,478)	$(42,149)
Statutory income tax rate for the Company(1)
Foreign income tax differential	(33,305)	(11,618)	(22,417)
Goodwill and intangible assets impairment	—	—	34,379
Deferred tax rate change adjustment	2,097	21	24
Non-deductible expenses	1,881	3,144	3,691
Deferred tax assets related to amalgamations	—	—	(8,857)
Change in valuation allowance	46,960	50,103	45,925
Net impact of change in uncertain tax positions	2,700	(1,727)	860
Other	3,092	732	(1,714)

Provision for income taxes	$23,425	$40,655	$51,891

	Fiscal years ended January 31,
	2015	2014	2013
Statutory income tax rate for the Company(1)	—%	—%	—%
Increase/(decrease) in rate resulting from:
Foreign income tax differential	18.6	31.0	53.2
Goodwill and intangible assets impairment	—	—	(81.6)
Deferred tax rate change adjustment	(1.2)	(0.1)	(0.1)
Non-deductible expenses	(1.1)	(8.4)	(8.8)
Deferred tax assets related to amalgamations	—	—	21.0
Change in valuation allowance	(26.2)	(133.7)	(109.0)
Net impact of change in uncertain tax positions	(1.5)	4.6	(2.0)
Other	(1.7)	(1.9)	4.2

Effective income tax rate	(13.1)%	(108.5)%	(123.1)%

(1)	The statutory income tax rate in the British Virgin Islands, where the Company is incorporated, is nil.

Provision for income taxes of $23,425 and $40,655, respectively, for the fiscal year ended January 31, 2015 and 2014, included income tax expense of $46,960 and $50,103, respectively, to increase the valuation allowances on the Company’s deferred tax assets. Included within the 2014 fiscal year, are increases in the valuation allowance that were out of period adjustments to income tax expense of $6,706. These adjustments were made to increase the valuation allowances on certain deferred tax assets that should have been recorded in fiscal year 2013. Management has concluded that this adjustment was immaterial.

As the result of the deterioration of earnings and loss of clients, the Company updated its assessment of the realizability of deferred tax assets. Management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized for certain subsidiaries. Based upon the level of historical losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not that the Company will realize the benefits of these deductible differences, at January 31, 2015. As a result, the Company recorded additional tax expense of $4,461 and $10,010, respectively, for fiscal years 2015 and 2014 related to valuation allowances for previously deferred tax assets in various jurisdictions.

In connection with the impairment of goodwill and other intangible assets as discussed in Note 7, the Company reviewed the deferred tax benefits associated with these assets. The impairments resulted in the Company recording a tax benefit of $3,177 for the fiscal year ended January 31, 2013.

Deferred tax benefit recognized in income tax expense resulting from operating loss carryforwards was $7,219, $2,462 and $3,972 for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. Deferred tax expense of approximately $2,097, $21 and $24 were attributable to statutory rate change adjustments for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

The deferred income tax assets and deferred income tax liabilities at January 31, 2015 and 2014 resulted from temporary differences associated with the following:

	January 31,
	2015	2014
Gross deferred income tax assets:
Allowance for doubtful accounts	$3,070	$3,042
Provisions not currently deductible	26,153	17,400
Property, plant and equipment	3,036	6,152
Net operating loss carryforwards	118,000	87,806
Retirement benefits	4,877	2,714
Goodwill and intangible assets	24,028	35,382
Other	8,810	7,757

Total gross deferred income tax assets	187,974	160,253

Gross deferred income tax liabilities:
Property, plant and equipment	(4,276)	(1,120)
Goodwill and intangible assets	(9,634)	(8,140)
Other	(12,471)	(8,367)

Total gross deferred income tax liabilities	(26,381)	(17,627)
Valuation allowance	(164,203)	(139,539)

Net deferred income tax (liability)/asset	$(2,610)	$3,087

The deferred income tax assets and deferred income tax liabilities recognized in the consolidated balance sheets were as follows:

	January 31,
	2015	2014
Current deferred tax asset	$12,596	$8,889
Non-current deferred tax asset	11,175	11,824
Current deferred tax liability	12,177	3,236
Non-current deferred tax liability	14,204	14,390

The valuation allowance for deferred tax assets as of January 31, 2015 and 2014 was $164,203 and $139,539, respectively. The net change in the total valuation allowance was an increase of $24,664 and $50,103 for the fiscal years ended January 31, 2015 and 2014, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence including the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences for certain subsidiaries, at January 31, 2015. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of January 31, 2015, the Company had approximately $26,418 of net operating loss carryforwards in various countries, which includes amounts obtained through acquisitions. This amount excludes entities with full valuation allowances on their net operating losses. These net operating loss carryforwards expire at various dates with certain locations having indefinite time periods in which to use their net operating loss carryforwards. Approximately $2,822 of net operating loss carryforwards in various locations do not expire. The remaining $23,596 of net operating losses, associated with a variety of locations, will expire between 2016 and 2025.

The amount of undistributed foreign earnings was $893,637 and $322,666 at January 31, 2015 and 2014, respectively. Consistent with January 31, 2014, out of the $893,637, the total undistributed foreign earnings related to jurisdictions with tax implications would be $329,478. In general, it is the Company’s practice and intention to reinvest the earnings of its subsidiaries in those operations. The Company has not made a provision for foreign withholding taxes related to the undistributed foreign earnings of these subsidiaries that are essentially permanent in duration. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

4. Uncertain Tax Positions

A reconciliation of the beginning and ending amounts of total unrecognized tax positions (excluding interest) included in other non-current liabilities were as follows:

	Fiscal years ended January 31,
	2015	2014	2013
Balance at beginning of year	$4,202	$8,589	$7,769
Increase for tax positions taken during the current year	2,480	800	2,000
Increase/(decrease) for tax positions taken in a prior period	721	(2,652)	652
Lapses and settlements	(530)	(2,527)	(1,792)
Foreign currency translation	(1)	(8)	(40)

Balance at the end of the year	$6,872	$4,202	$8,589

The Company recognizes interest and penalties related to uncertain tax positions as interest and other expense, respectively. For the fiscal years ended January 31, 2015, 2014, and 2013, the Company accrued $639, $888 and $813 of interest, respectively. The total amount of unrecognized tax benefits that would favorably affect the Company’s effective tax rate if recognized was $6,872 and $4,202 as of January 31, 2015 and 2014, respectively. The total amount of interest accrued associated with the unrecognized tax benefits was $2,166 and $1,857 as of January 31, 2015 and 2014, respectively. Tax years 2009 through 2014 generally remain open to examination by major taxing jurisdictions in which we operate. In addition, previously filed tax returns are under review in various other countries in which we operate. During fiscal year 2015, the Company reduced its liability for uncertain positions by $530 related to the expiration of the statute of limitations. During fiscal year 2014, the Company reduced its liability for uncertain positions by $1,999 related to the expiration of the statute of limitations and $528 related to the settlements with tax authorities. As a result of the expiration of the statute of limitations in various jurisdictions, it is reasonably possible that the total amounts of unrecognized tax benefits as of January 31, 2015 will decrease by up to $150 during the next twelve months. This reduction would have a favorable impact on the Company’s provision for income taxes.

5. Earnings per Share

Earnings per share are calculated as follows:

		Weighted
		Average
		Number of
		Ordinary	Per Share
	Loss	Shares	Amount
For the fiscal year ended January 31, 2015:
Basic earnings per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(203,220)	105,311,631
Less: Dividends in-kind on Convertible Preference Shares	(11,454)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(214,674)	105,311,631	$(2.04)

Diluted earnings per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(214,674)	105,311,631
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(214,674)	105,311,631	$(2.04)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		2,996,956
Convertible Preference Shares		11,832,933
2019 Notes		25,129,012

Total weighted average anti-diluted shares excluded from computation		39,958,901

For the fiscal year ended January 31, 2014:
Basic earnings per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(83,294)	104,527,949
Less: Dividends in-kind on Convertible Preference Shares	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic earnings per share	$(83,294)	104,527,949	$(0.80)

Diluted earnings per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(83,294)	104,527,949
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted earnings per share	$(83,294)	104,527,949	$(0.80)

Weighted-average diluted shares outstanding exclude shares representing stock options that have exercise prices in excess of the average market price of the Company’s common stock during the year or do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share. For the fiscal years ended January 31, 2015 and 2014, no incremental common shares are included in the computation of diluted loss per common share, as the Company has a net loss.

6. Property, Plant and Equipment

Property, plant and equipment at cost and accumulated depreciation were:

	January 31,
	2015	2014
Land	$12,742	$13,548
Buildings and leasehold improvements	106,394	104,187
Computer equipment and software	169,231	163,577
Furniture, fixtures and equipment	127,219	115,936
Vehicles	61,224	58,842

Property, plant and equipment, gross	476,810	456,090
Accumulated depreciation	(281,287)	(234,054)

Property, plant and equipment, net	$195,523	$222,036

The components of property, plant and equipment at cost and accumulated depreciation recorded under capital leases were:

	January 31,
	2015	2014
Land	$6,103	$6,279
Buildings and leasehold improvements	22,941	26,202
Computer equipment and software	13,285	15,939
Furniture, fixtures and equipment	32,199	38,479
Vehicles	26,493	23,887

Property, plant and equipment, gross	101,021	110,786
Accumulated depreciation	(34,378)	(35,632)

Property, plant and equipment, net	$66,643	$75,154

7. Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reporting segment for the fiscal years ended January 31, 2015 and 2014 were as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at January 31, 2013	$172,647	$141,622	$314,269
Foreign currency translation adjustment	(4,975)	(10,796)	(15,771)

Balance at January 31, 2014	$167,672	$130,826	$298,498
Foreign currency translation adjustment	(12,565)	(3,361)	(15,926)

Balance at January 31, 2015	$155,107	$127,465	$282,572

In accordance with ASC 350, Intangibles – Goodwill and Other, impairment testing for goodwill is performed at least annually at the end of the second quarter of each fiscal year. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $193,502 at January 31, 2013, all of which is included in the Company’s Contract Logistics and Distribution segment.

During the fourth quarter ended January 31, 2015, as the result of operating results in certain of its reporting units, the Company updated its annual goodwill impairment test for all of its reporting units. Based on the results of the interim impairment test, the Company determined that no impairment charges were necessary based on the analysis. As of the date of the Company’s interim impairment test, the fair value of all of the reporting units exceeded their carrying values by greater than 10%.

During the fourth quarter ended January 31, 2013, the Company concluded there were indicators of potential goodwill impairment, including continued economic weakness in certain geographic areas in which the Company operates. As a result of identifying indicators of impairment, the Company updated its goodwill impairment test for all of its reporting units as of January 31, 2013. Based on the results of the updated goodwill impairment test, the Company determined that the carrying values of three of its reporting units including goodwill exceeded the fair values of these reporting units and recorded a non-cash, goodwill impairment charge of $93,008, before a related deferred tax benefit of $2,717, as of January 31, 2013 in relation to the Company’s Contract Logistics and Distribution segment.

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

Other Intangible Assets. Amortizable intangible assets at January 31, 2015 and 2014 relate primarily to software applications internally-developed by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at January 31, 2015 and 2014 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at January 31, 2015
Internally-developed software	$171,307	$(37,495)	$133,812	6.8
Client relationships	74,186	(61,965)	12,221	8.8
Non-compete agreements	150	(63)	87	4.6
Other	3,442	(3,442)	—	3.8

Total	$249,085	$(102,965)	$146,120

Balance at January 31, 2014
Internally-developed software	$160,490	$(16,202)	$144,288	6.8
Client relationships	79,767	(58,748)	21,019	8.8
Non-compete agreements	286	(169)	117	4.5
Other	3,634	(3,596)	38	3.7

Total	$244,177	$(78,715)	$165,462

Amortization expense totaled $28,956, $18,502 and $12,262 for the fiscal years ended January 31, 2015, 2014, and 2013, respectively. The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years and thereafter ended January 31:

2016	$29,900
2017	28,265
2018	24,844
2019	23,070
2020	23,062
2021 and thereafter	16,979

In addition to the amortizable intangible assets, the Company also had $898 and $907 of intangible assets not subject to amortization at January 31, 2015 and 2014, respectively, related primarily to acquired trade names. The Company’s accumulated impairment charge related to indefinite-life intangible assets was $3,709 at January 31, 2015 and 2014, all of which are included in the Company’s Contract Logistics and Distribution segment.

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

8. Severance and other

The following table shows a summary of severance and other charges:

	Fiscal years ended January 31,
	2015	2014	2013
Employee severance costs	$21,280	$24,791	$12,826
Facility exit costs and other	2,685	3,308	—
Installment receivable impairment	24,627	—	—
Legal settlements	2,572	1,519	5,213

Total	$51,164	$29,618	$18,039

Employee severance costs. Charges incurred for employee severance and other costs primarily relate to two items; (i) the Company’s previous business transformation initiatives, which included redefining business processes, developing the Company’s next generation freight forwarding operating system and rationalizing business segments to a consistent organizational structure on a worldwide basis and (ii) the January 2015 Reorganization.

On January 21, 2015, the Company committed to a plan to simplify its leadership structure and to shift management of its freight forwarding business from four geographic regions to a global leadership structure managing approximately 16 discrete geographic areas. In connection with these actions, the Company reduced several leadership positions and will no longer maintain regional infrastructures. Following the January 2015 Reorganization, the Company will continue to have two lines of business, Freight Forwarding and Contract Logistics and Distribution.

In connection with the January 2015 Reorganization, the Company has reduced the number of positions worldwide. Such headcount reductions were substantially completed by January 31, 2015, however, due to local legal requirements, some actions are expected to extend into the first quarter of fiscal year 2016. The Company recorded $8,353 in charges in the fourth quarter of the fiscal year ended January 31, 2015 in connection with the January 2015 Reorganization relating to one-time employee termination benefits, including severance benefits, accelerated vesting of share-based compensation awards, and other employee expenses. A substantial amount of these costs were paid in fiscal 2015.

Facility exit costs and other. During the fiscal year ended January 31, 2015, the Company incurred facility exit costs in connection with the closure of certain underutilized contract logistics facilities in North America and Australia. The Company incurred charges for other exit costs for the fiscal year ended January 31, 2014 in connection with the closure of certain underutilized contract logistics facilities in Africa and Europe.

Installment receivable impairment. During the fiscal year ended January 31, 2015, the Company incurred an impairment charge of $24,627 in connection with an impairment of the South African Installment Receivable Agreement and other receivables. For further information, see Note 1, “Presentation of Financial Statements.” The Company has filed an insurance claim of ZAR 180,500 ($15,572 as of January 31, 2015) under the terms of an insurance policy covering the installment receivable agreement and other receivables. As of the filing date of this Annual Report on Form 10-K, the Company’s insurance provider has denied the claim and the Company is pursuing the matter in the South African courts. In accordance with accounting standards, the Company has not recognized any future insurance recovery and the Company will recognize any insurance recovery only when the amounts are known.

Legal settlements. During the fiscal year ended January 31, 2015, the Company recorded a charge for $2,572 related to various legal matters, including a value added tax matter with one of its Canadian entities. During the fiscal year ended January 31, 2013, the Company recorded a charge for $5,213 related to an adverse legal judgment rendered in October 2012, which related to a January 2006 warehouse fire in the Company’s operations in Sydney, Australia. During the fiscal year ended January 31, 2014, the Company recorded an additional charge of $1,519, for certain legal matters including the final settlement with certain of the claimants regarding this matter.

Employee severance and other costs by segment are as follows:

	Fiscal years ended January 31,
	2015	2014	2013
Freight Forwarding	$35,343	$13,894	$6,029
Contract Logistics and Distribution	7,757	12,244	9,680
Corporate	8,064	3,480	2,330

Total	$51,164	$29,618	$18,039

Amounts incurred related to the January 2015 Reorganization were $4,517 in the Company’s Freight Forwarding segment, $1,230 in the Company’s Contract Logistics and Distribution segment and $2,606 in Corporate.

9. Trade Payables and Other Accrued Liabilities

Trade payables and other accrued liabilities were comprised of the following:

	January 31,
	2015	2014
Trade payables	$500,853	$562,095
Interest payable	10,413	6,216
Staff cost related accruals	79,696	76,097
Other payables and accruals	107,488	112,298

Total trade payables and other accrued liabilities	$698,450	$756,706

10. Borrowings

The information presented below reflects the Company’s borrowings as of January 31, 2015. Borrowings were comprised of the following:

	January 31,
	2015	2014
Bank lines of credit	$31,306	$260,700
Short-term borrowings	52,825	7,551
Current portion of long-term borrowings	1,429	3,488
Long-term borrowings, excluding current portion	366,846	205,862

Total borrowings	$452,406	$477,601

The amounts due under long-term borrowings as of January 31, 2015 were repayable in the following fiscal years:

2016	$1,429
2017	5,881
2018	1,235
2019	—
2020	359,730
2021 and after	—

Borrowings are denominated primarily in U.S. dollars. Weighted interest rates are calculated based upon balances at fiscal year-end. Weighted interest rates and average borrowings for bank lines of credit and short-term borrowings are as follows:

	January 31,
	2015	2014
Weighted interest rates on the Company’s outstanding debt based upon borrowings outstanding as of the period ending approximated	3.7%	2.1%
Weighted interest rate on bank lines of credit based upon borrowings outstanding	2.2%	2.0%
Average bank lines of credit over the respective fiscal years	$137,591	$210,151
Weighted average interest rate on short-term borrowings approximated	8.8%	3.0%
Average short-term borrowings over the respective fiscal years	$14,900	$2,325

Bank Lines of Credit. The Company utilizes a number of banks and other financial institutions to provide it with borrowings and letters of credit, guarantee and working capital facilities. Certain of these credit facilities are used for working capital, for issuing letters of credit to support the working capital and operational needs of various subsidiaries, to support various customs bonds and guarantees, and for general corporate purposes. In other cases, customs bonds and guarantees are issued directly by various financial institutions. In some cases, the use of a particular credit facility is restricted to the country in which it originates. These particular credit facilities may restrict distributions by the subsidiary operating in such country.

Fiscal 2015 Refinancing. In March 2014, the Company completed a number of actions to address certain liquidity and covenant challenges (which actions are collectively referred to herein as the Fiscal 2015 Refinancing). These actions included, but are not limited to:

•	The completion of a private offering of the Company’s $400,000 principal amount of convertible senior notes due 2019 (which the Company refers to as the 2019 Notes).

•	The completion of a private offering of the Company’s Series A 7.0% Convertible Preference Shares (the Convertible Preference Shares) to an affiliate of the Company’s largest shareholder, P2 Capital, in the aggregate principal amount of $175,000.

•	Certain of the Company’s U.S. and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Bank of the West, and various other banks for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility) that provides commitments of up to $150,000.

•	The Company (i) repaid all of the $200,000 aggregate principal amount of the Company’s private placement notes issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of $20,830, (ii) refinanced indebtedness which was then outstanding under certain of the Company’s previously outstanding credit facilities and terminated those credit facilities, and (iii) in connection with the termination of certain facilities, provided cash collateral of $29,068 as of January 31, 2015 for outstanding letters of credit and bank guarantees thereunder.

Loss on debt extinguishment for the fiscal year ended January 31, 2015, includes the make-whole payment of $20,830 paid to the holders of the 2013 Notes and a non-cash charge of $990 related to the acceleration of unamortized debt issuance costs related to the 2013 Notes and facilities extinguished as part of the Fiscal 2015 Refinancing. In spite of the Fiscal 2015 Refinancing, the Company continues to maintain its South African Facilities Agreement and various other bank lines of credit, letters of credit and credit facilities. In addition to such bank lines of credit, in fiscal 2015 the Company started making short-term advances under its financing agreements with Greensill Capital (UK) Limited (Greensill) to help the Company fund its working capital requirements. See “Other Short Term Borrowings” below for a description of such arrangement.

The following table presents information about the Company’s borrowings under various bank lines, letter of credit and other bank credit facilities as of January 31, 2015 (the table is in thousands). The table below does not include the Company’s outstanding indebtedness owed under its other short-term borrowings and its long-term borrowings. See “Other Short-Term Borrowings” and “Long-Term Borrowings” for additional information regarding such other indebtedness.

Bank Lines of Credit and Letter of Credit Facilities

	CitiBank Credit Facility(1)	Nedbank South African Facilities(2)	Other Facilities(3)	Total
Credit facility limit	$145,179	$58,666	$124,405	$328,250

Facility usage for cash withdrawals(4)	—	—	31,306	31,306
Letters of credit and guarantees outstanding	12,492	23,708	54,146	90,346

Total facility/usage	$12,492	$23,708	$85,452	$121,652

Available, unused capacity	$132,687	$34,958	$38,953	$206,598
Available for cash withdrawals	$132,687	$32,784	$34,980	$200,451

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (i) $150,000 or (ii) (a) the borrowing base calculation for the period less (b) letters of credit or guarantees outstanding less (c) outstanding cash withdrawals and reimbursement obligations.

(2)	In September 2014 the Company amended and restated its South African Facilities Agreement, which provides for both: (i) a ZAR 680,000 revolving credit facility, which is comprised of a ZAR 380,000 working capital facility and a ZAR 300,000 letter of credit, guarantee, forward exchange contract and derivative instrument facility, and (ii) a ZAR 150,000 revolving asset-based finance facility, which consists of a capital lease line. Excluded from the table are amounts outstanding under the ZAR 150,000 revolving asset-based finance facility, which amounts are included under capital lease obligations on the Company’s consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility/usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $74,272 and $60,858 for the fiscal years ended January 31, 2015 and 2014, respectively.
(3)	Certain bank letters of credit and guarantees outstanding in this column are collateralized by the Company’s cash held as collateral. As of January 31, 2015, $29,068 of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreement.
(4)	Amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

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

The South African Facilities Agreement contains events of default and covenants, including, but not limited to, financial covenants, restrictions on certain types of activities and transactions, reporting covenants, cross defaults to other indebtedness and other terms, events of default and covenants typical of credit facilities. The South African Facilities Agreement also provides for an uncommitted seasonal customs facility which may be made available to the South African obligors at a later date if requested by the South African obligors. In addition, the South African Facilities Agreement provides the South African obligors with an option to request that Nedbank increase its commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 400,000, subject to the approval of Nedbank and the satisfaction of certain conditions precedent. In this regard, the Company recently obtained a waiver from the lender under its South African Facilities Agreement regarding a financial covenant in such agreement for the measurement period ended January 31, 2015.

Other Additional Bank Facilities. In addition to the credit, letters of credit, and guarantee facilities provided under the CitiBank Credit Facility and the South African Facilities Agreement, the Company utilizes a number of banks and other financial institutions to provide the Company and its subsidiaries with additional credit, letters of credit and guarantee facilities. In some cases, the use of these particular letters of credits, guarantee and credit facilities may be restricted to the country in which they originated and may restrict distributions by the subsidiary operating in the country.

Other Limitations and Covenants. The CitiBank Credit Facility, the South African Facilities Agreement, and certain of the Company’s other credit, letters of credit and guarantee facilities also contain other limitations on the payment by the Company and/or by its various subsidiaries of dividends, distributions and share repurchases. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. Furthermore, the CitiBank Credit Facility, the South African Facilities Agreement, and certain of the Company’s other credit and debt facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such agreements and facilities the right to declare a default if the Company defaults under other indebtedness in certain circumstances. Should the Company fail to comply with the covenants in the CitiBank Credit Facility, the South African Facilities Agreement, or certain of its other credit, letters of credit or other facilities, the Company would be required to seek to amend the covenants or to seek a waiver of such non-compliance as the Company was required to do in the past under its prior agreements and facilities. If the Company is unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under its various agreements and facilities could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to the Company.

Other Short-term Borrowings. In addition to the Company’s lines of credit and letter of credit facilities from banks and other financial institutions, the Company also has a number of short-term borrowings issued by various parties not covered under the bank lines of credit described above. The total of such other borrowings was $52,825 and $7,551, respectively, at January 31, 2015 and 2014.

In December 2014, the Company entered into a Parent Customer Agreement (the Customer Agreement) with Greensill and a Re-invoicing Service Agreement (the Re-invoicing Agreement) with Bramid Outsource Limited (an affiliate of Greensill and the Re-Invoicing Agent). The Service Agreement and the Re-invoicing Agreement are referred to herein collectively as the Greensill Financing Agreements. Pursuant to the Greensill Financing Agreements, the Company can submit written requests to the Re-Invoicing Agent pursuant to which the Company may receive an advance of funds to pay such invoices or to reimburse itself if the relevant invoice has already been paid. Greensill may elect, but has no obligation, to advance such funds to the Company on terms set forth in such offer and Greensill retains the right to evaluate each request submitted by the Company and may establish the terms of each advance at the time a request is submitted. The Greensill Financing Agreements do not contain a commitment by Greensill as to any particular level of advances to be made to the Company. If the Re-Invoicing Agent and Greensill choose to enter into a transaction, the Re-Invoicing Agent shall charge the Company a fee based on an annual rate of Libor plus 9.5%. The principal portion of such advance and the fee are due on the maturity of such advance which may vary by agreement between the parties, although the advances currently outstanding under the Greensill Financing Agreements must be repaid on the six month anniversary of the initial advancement of funds. Currently, advances of approximately $40,000 will be due within three months from the filing date of this Annual Report on Form 10-K. If any amount is not paid on the maturity date, the advance will continue to accrue interest at Libor plus 9.5%. As of the filing date of this Annual Report on Form 10-K, the Company’s Board of Directors has authorized it to borrow $100,000 under the Greensill Financing Agreements, although the Greensill Financing Agreements do not contain a commitment by Greensill to make such advances to the Company. Pursuant to this authority, on March 23, 2015 the Company increased the amount outstanding under the Greensill Financing Agreements by approximately $22,000, resulting in a total of approximately $62,000 outstanding under the Greensill Financing Agreements as of such date.

Events of default under the Greensill Financing Agreements include the failure to make a payment within five business days after the applicable due date, an insolvency event and the default by the Company on certain other indebtedness. Upon an event of default, all advances outstanding under the Greensill Financing Agreements become due and payable. The Greensill Financing Agreements terminate in December 2017, subject to earlier termination as provided for therein.

Long-term Borrowings. The following table presents information about the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes and other long-term borrowings as of January 31, 2015:

	2019 Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%
Balance at January 31, 2015:
Current portion of long-term borrowings	—	1,429	1,429
Long-term borrowings, excluding current portion	359,730	7,116	366,846

Total	$359,730	$8,545	$368,275

(1)	Amounts included in long-term borrowings as of the issuance date of the 2019 Notes, March 4, 2014, were initially reflected net of an initial discount of $47,690 reflecting the fair value of the conversion feature. The fair value of the conversion feature of the 2019 Notes has been bifurcated and presented in equity under common stock in the Company’s consolidated financial statements beginning in April 30, 2014. The amount included in long-term borrowings is accreting to the $400,000 redemption value using a discount rate of approximately 7.4%, which approximated the Company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

2019 Notes. On March 4, 2014, the Company completed a private offering of its 2019 Notes and entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee, in connection therewith. After deducting fees and expenses, the Company received net proceeds from the offering of the 2019 Notes of $386,100. The Indenture governs the 2019 Notes and contains terms and conditions customary for similar transactions, including customary events of default such as cross-defaults and other provisions. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by the Company when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The Company may not redeem the 2019 Notes at its option prior to maturity unless certain tax related events occur. In addition, the Indenture provides that if the Company undergoes certain types of “fundamental changes” prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require the Company to repurchase all or any of such holder’s 2019 Notes for cash. Pursuant to the terms of the Indenture, the 2019 Notes will be convertible into the Company’s ordinary shares at a conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), subject to adjustment, upon the occurrence of certain events prior to the close of business on the business day immediately preceding September 1, 2018, and, on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. Upon a conversion of the 2019 Notes, in accordance with the Indenture the Company has the option, to pay or deliver, as the case may be, cash, its ordinary shares or a combination of cash and ordinary shares, at its election.

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

11. Supplemental Financial Information

Other Operating Expenses. Other operating expenses are comprised of selling, general and administrative costs. The following table shows a summary of other operating expenses:

	Fiscal years ended January 31,
	2015	2014	2013
Advertising costs	$3,656	$4,117	$3,660
Facilities	160,565	161,632	164,766
Vehicle expenses	54,327	53,138	55,250
Other operating expenses	339,549	328,969	322,780

Total other operating expenses	558,097	547,856	546,456

Supplemental Cash Flow Information. The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Fiscal years ended January 31,
	2015	2014	2013
Net cash paid for:
Interest*	$55,357	$32,807	$44,654
Make-whole payment	20,830	—	2,100
Income taxes	20,582	14,592	55,605
Withholding taxes	34	584	1,490
Non-cash activities:
Capital lease and other obligations incurred to acquire assets	12,658	15,567	13,825
Net change to other obligations incurred to internally-develop software	(1,487)	1,149	(3,107)
2019 Notes original issuance discount	47,690	—	—
Dividends in-kind on Convertible Preference Shares payable	11,454	—	—
Liability incurred for contingent consideration of obligations	—	—	700
Obligations incurred to acquire assets pursuant to the Pharma Property Development Agreements	—	—	30,927

*	Net cash paid for interest is inclusive of capitalized interest of $233, $2,252 and $6,908 for the fiscal years ended 2015, 2014, and 2013, respectively, and excludes cash paid for debt issuance costs.

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

Exchange control laws and regulations. Some of the Company’s subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to UTi. Total net assets which may not be transferred to UTi in the form of loans, advances, or cash dividends by the Company’s subsidiaries without the consent of a third party were less than 13% of the Company’s consolidated total net assets as of the end of the most recent fiscal year.

12. Retirement Benefit Plans

Defined Contribution Plans. In certain countries, the Company sponsors defined contribution plans for all eligible employees. The assets of the plans are held separately from those of the Company. The Company is required to contribute a specified percentage of payroll costs to the plan to fund the benefits, as specified in the respective plan documents. The only obligation of the Company with respect to these plans is to make the required contributions. For the fiscal years ended January 31, 2015, 2014, and 2013, the Company’s contributions to these plans were $7,314, $9,964 and $10,853, respectively.

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

The following table summarizes the changes in benefit obligations and fair value of plan assets, funded status and amounts recognized in the accompanying consolidated balance sheets primarily in other non-current liabilities:

	As of January 31,
	2015	2014
Change in benefit obligations:
Benefit obligations at beginning of year	$42,802	$45,088
Service cost	1,921	2,027
Interest cost	1,820	1,887
Plan participants’ contributions	334	375
Plan amendments	(293)	—
Actuarial loss/(gain)	11,588	(1,913)
Benefits paid	(1,938)	(2,291)
Curtailment/termination	(249)	(757)
Foreign currency translation	(6,171)	(1,614)

Benefit obligations at end of year	$49,814	$42,802

Change in plan assets:
Fair value of plan assets at beginning of year	$31,617	$30,999
Actual return on plan assets	10,562	2,046
Employer contributions	2,300	2,348
Plan participants’ contributions	334	375
Realized (loss)/gain on assets	(1,337)	(11)
Benefits paid	(1,938)	(2,291)
Curtailment/termination	(197)	(500)
Other	1,368	—
Foreign currency translation	(4,766)	(1,349)

Fair value of plan assets at end of year	$37,943	$31,617

Funded status	$(11,871)	$(11,185)

The accumulated benefit obligation for all defined benefit plans was $44,118 and $37,452 at January 31, 2015 and 2014, respectively. The following table represents information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at January 31:

	As of January 31,
	2015	2014
Projected benefit obligation	$40,867	$37,792
Accumulated benefit obligation	37,189	33,611
Fair value of plan assets	29,370	24,954

Weighted-average assumptions used to determine benefit obligations were as follows at January 31:

	As of January 31,
	2015	2014
Discount rate	3%	5%
Rate of increase in future compensation levels	3%	3%

Amounts recognized in consolidated accumulated other comprehensive loss were as follows at January 31:

	As of January 31,
	2015	2014
Accumulated other comprehensive loss:
Unrecognized net actuarial loss	$5,663	$4,513
Unrecognized net transition obligation	30	33
Unrecognized prior service costs	(132)	81

Net amount recognized in accumulated other comprehensive income	$5,561	$4,627

The changes in consolidated accumulated other comprehensive loss for defined benefit plans at the beginning and end of the year are as follows:

	Gross	Net of Tax Effect
Amounts recognized at February 1, 2014	$6,080	$4,627
Net actuarial gain	2,296	1,652
Amortization of net transition obligation	(4)	(3)
Amortization of prior service cost	(309)	(232)
Foreign currency translation	(701)	(483)

Amount recognized at January 31, 2015	$7,362	$5,561

The Company estimates that $214 will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the year ending January 31, 2016 resulting from changes in plan experience and actuarial assumptions.

The components of net periodic benefit cost were as follows:

	Fiscal years ended January 31,
	2015	2014	2013
Service cost	$1,921	$2,027	$1,267
Interest cost	1,820	1,887	2,089
Expected return on assets	(1,743)	(1,673)	(1,281)
Amortization of net actuarial loss	1,747	386	951
Amortization of net transition obligation	4	4	4
Amortization of prior service cost	14	17	17

Net periodic benefit cost before curtailment/termination costs	3,763	2,648	3,047
Curtailment/termination costs	(29)	56	(72)

Net periodic benefit cost	$3,734	$2,704	$2,975

Weighted-average assumptions used to determine net periodic benefit cost at January 31:

	Fiscal years ended January 31,
	2015	2014	2013
Discount rate	5%	5%	6%
Rate of increase in future compensation levels	3%	3%	3%
Expected long-term rate of return on assets	5%	5%	6%

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

The following table presents information about the Company’s plan assets measured at fair value on a recurring basis at January 31, 2015 and 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Balance at January 31, 2015
Assets categories:
Cash and cash equivalents	$3,491	$3,491	$—	$—	9%
Fixed income securities:
Guaranteed insurance contracts(a)	20,854	—	—	20,854	55
Government securities(b)	35	—	35	—	—
Mutual funds:
Equity securities(c)	5,140	—	5,140	—	14
Fixed income securities:
Money market fund	1,231	—	1,231	—	3
Corporate(d)	4,177	—	4,177	—	11
Government(e)	2,277	—	2,277	—	6
Mixed and other securities(f)	416	—	416	—	1
Hedge funds(g)	322	—	—	322	1

Total	$37,943	$3,491	$13,276	$21,176	100%

Balance at January 31, 2014
Assets categories:
Cash and cash equivalents	$3,405	$3,405	$—	$—	11%
Fixed income securities:
Guaranteed insurance contracts(a)	14,989	—	—	14,989	47
Government securities(b)	34	—	34	—	0
Mutual funds:
Equity securities(c)	6,531	—	6,531	—	21
Fixed income securities:
Money market fund	725	—	725	—	2
Corporate(d)	3,447	—	3,447	—	11
Government(e)	1,874	—	1,874	—	6
Mixed and other securities(f)	—	—	—	—	—
Hedge funds(g)	612	—	—	612	2

Total	$31,617	$3,405	$12,611	$15,601	100%

(a)	This category comprises of investments in guaranteed insurance contracts (GIC), whereby the interest rate, as well as the surrender value, is guaranteed.
(b)	This category comprises of investments in non-U.S. government treasury securities and bonds.
(c)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international equity securities.
(d)	This category comprises of investments in mutual funds whose underlying investments are in domestic and international fixed income securities, such as corporate bonds.
(e)	This category comprises of investments in mutual funds whose underlying investments are in non-U.S. government treasury securities and bonds.
(f)	This category comprises of investments in mutual funds whose underlying investments are in both domestic and international equity and fixed income securities, in addition to real estate properties and other commodities.
(g)	This category comprises of investments in mutual funds whose underlying investments are in South African hedge funds, which invests in a wide range of investment strategies and underlying managers.

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

The following table presents the changes in Level 3 category assets on a recurring basis for the fiscal years ended January 31, 2015 and 2014:

	As of January 31,
	2015	2014
Balance at beginning of year	$15,601	$13,647
Actual return on plan assets	8,603	1,004
Purchases, sales and settlements	762	997
Transfers into Level 3	—	—
Foreign currency translation	(3,790)	(47)

Balance at end of year	$21,176	$15,601

For the year ended January 31, 2015, 2014, and 2013, the Company contributed $2,300, $2,348 and $1,622, respectively, to its defined benefit plans. The Company currently anticipates contributing $1,954 to fund its defined benefit plans during the fiscal year ending January 31, 2016.

The following table shows the estimated future benefit payments for each of the next five fiscal years ending January 31 and the five years thereafter:

2016	$1,406
2017	1,239
2018	942
2019	1,753
2020	1,159
2021 to 2025	8,324

13. Equity

The Company did not declare a dividend during fiscal year 2015. During each of the fiscal years ended January 31, 2014 and 2013, the Company’s Board of Directors declared a dividend on the Company’s outstanding ordinary shares of $0.06 per share, totaling $6,314 and $6,223, respectively.

Accumulated Other Comprehensive Loss. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss (AOCI) before- and after-tax:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at February 1, 2014	$(138,554)	$(4,627)	$(143,181)
Other comprehensive loss before reclassifications, before tax	(58,847)	—	(58,847)
Tax-effect	23,539	—	23,539

Other comprehensive loss before reclassifications, after tax	(35,308)	—	(35,308)

Amounts reclassified from AOCI, before tax	—	(1,282)	(1,282)
Tax-effect	—	348	348

Amounts reclassified from AOCI, after tax	—	(934)	(934)

Net current-period other comprehensive loss	(35,308)	(934)	(36,242)

Balance at January 31, 2015	$(173,862)	$(5,561)	$(179,423)

Balance at February 1, 2013	$(85,319)	$(7,029)	$(92,348)
Other comprehensive loss before reclassifications, before tax	(88,725)	—	(88,725)
Tax-effect	35,490	—	35,490

Other comprehensive loss before reclassifications, after tax	(53,235)	—	(53,235)

Amounts reclassified from AOCI, before tax	—	3,325	3,325
Tax-effect	—	(923)	(923)

Amounts reclassified from AOCI, after tax	—	2,402	2,402

Net current-period other comprehensive (loss)/income	(53,235)	2,402	(50,833)

Balance at January 31, 2014	$(138,554)	$(4,627)	$(143,181)

The effects on net (loss)/income of significant amounts reclassified out of each component of AOCI are summarized as follows:

		Fiscal years ended January 31,
		2015	2014	2013
Details about AOCI components	Affected line item on the consolidated statements of operations	Amount reclassified from AOCI
Defined benefit plans:
Amortization of net actuarial (loss)/gain	Staff costs	$(2,296)	$2,974	$(2,815)
Amortization of net transition asset/(obligation)	Staff costs	4	4	(25)
Amortization of prior service cost	Staff costs	309	17	17
Foreign currency translation	Staff costs	701	330	314

	Pretax (loss)/income	(1,282)	3,325	(2,509)
	Benefit/(provision) for income taxes	348	(923)	599

Total reclassification for the period	Net (loss)/income	$(934)	$2,402	$(1,910)

Convertible Preference Shares. On March 4, 2014, the Company issued to an affiliate of its largest shareholder, P2 Capital, $175,000 of its Convertible Preference Shares. Temporary equity as of January 31, 2015, includes $181,957, reflecting the issuance of $175,000 net of allocated issuance costs of $4,497 and the subsequent accrual of the dividends paid-in kind of $11,454. The Convertible Preference Shares rank senior to the Company’s ordinary shares with respect to dividend rights and rights upon the Company’s liquidation, winding-up and dissolution. The Company expects that dividends on the Convertible Preference Shares will be paid in kind quarterly. Such dividends started to accrue on June 1, 2014 and will continue until March 1, 2017 or the earlier conversion of the Convertible Preference Shares. The dividend rate is 7.0% for paid-in-kind dividends and 8% for cash dividends paid in the limited circumstances provided by the terms of the Convertible Preference Shares. The Convertible Preference Shares became convertible at any time at the holder’s option into the Company’s ordinary shares (or a combination of ordinary shares and cash in certain circumstances) as of September 5, 2014 based on an initial conversion price of $13.8671. The Company may, at its option, cause a mandatory conversion of the Convertible Preference Shares if the Company’s ordinary shares equal or exceed a certain closing price threshold over a specified trading period at any time following March 1, 2017. In addition, if certain specified fundamental changes occur prior to March 1, 2017, the holders of the Convertible Preference Shares will have the right to convert their Convertible Preference Shares and be entitled to a fundamental change dividend make-whole amount. Until March 1, 2017, the holders of the Convertible Preference Shares have pre-emptive rights with respect to certain of the Company’s equity securities for so long as they own a number of Convertible Preference Shares convertible into at least 6,309,896 ordinary shares.

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

In addition to the 2009 LTIP, at January 31, 2015, the Company had share-based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2004 Non-Employee Directors Share Incentive Plan (2004 Directors Incentive Plan) and the 2000 Employee Share Purchase Plan (2000 ESPP). The Company generally grants awards during the first quarter of each fiscal year.

Since the adoption of the 2009 LTIP, no additional awards may be made pursuant to the 2004 LTIP.

2009 LTIP. Options granted under the 2009 LTIP generally vest over a period of three to five years beginning on the first anniversary of the grant date, however the term of vesting may differ when it is established at the time of grant. Incentive options generally vest only as long as participants remain employees of the Company. The maximum contractual term of options granted under this plan is 10 years. RSUs vest and convert into ordinary shares of the Company generally over a period between three and five years, however the term of vesting may differ when it is established at the time of grant. Granted but unvested RSUs are generally forfeited upon termination of employment. Performance based awards generally vest and convert into ordinary shares of the Company at the end of the performance period should the performance criteria be met. At January 31, 2015 and 2014, there were 1,395,675 and 2,383,834 shares, respectively, available for grant under the plan.

The following tables summarize option and RSU activity under the 2009 LTIP:

	Stock Options					Performance Share Units				Restricted Stock Units
				Weighted				Weighted				Weighted
		Weighted	Weighted	Average			Weighted	Average			Weighted	Average
	Shares	Average	Average	Remaining	Aggregate		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Subject to	Exercise	Grant Date	Contractual	Intrinsic	Performance	Grant Date	Contractual	Intrinsic	Restricted	Grant Date	Contractual	Intrinsic
	Stock Options	Price	Fair Value	Term (Years)	Value	Share Units	Fair Value	Term (Years)	Value	Stock Units	Fair Value	Term (Years)	Value
Balance at February 1, 2012	183,983	$19.73				—	$—			1,557,424	$18.44
Granted	234,477	$16.81	$6.97			—	$—			936,754	$16.29
Exercised / vested	—	$—			$—	—	$—			(373,131)	$17.89
Cancelled / forfeited	—	$—				—	$—			(141,466)	$17.01

Balance at January 31, 2013	418,460	$18.09		8.8	$18	—	$—	—	$—	1,979,581	$17.34	1.8	$29,219

Exercisable at January 31, 2013	66,934	$19.13		8.1	$18

Granted	298,204	$14.05	$5.38			—	$—			1,090,812	$14.12
Exercised / vested	—	$—			$—	—	$—			(556,121)	$17.26
Cancelled / forfeited	(51,267)	$17.00				—	$—			(238,758)	$15.70

Balance at January 31, 2014	665,397	$16.37		8.2	$488	—	$—	—	$—	2,275,514	$15.99	1.6	$35,635

Exercisable at January 31, 2014	194,977	$18.50		6.9	$26

Granted	—	$—	$—			143,812	$10.04			1,524,313	$10.15
Exercised / vested	—	$—			$—	—	$—			(815,366)	$16.05
Cancelled / forfeited	(28,401)	$17.15				—	$—			(408,967)	$14.27

Balance at January 31, 2015	636,996	$16.33		4.7	$—	143,812	$10.04	2.2	$1,707	2,575,494	$12.78	1.8	$30,571

Exercisable at January 31, 2015	444,810	$16.96		4.1	$—

Awards expected to vest	168,706	$14.53		6.0	$—	138,881			$1,649	2,356,762			$27,975

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the exercise price and the Company’s closing stock price on the last trading day of fiscal year 2015, multiplied by the number of in-the-money options) that would have been received by the option holders if the options had been exercised on January 31, 2015. At January 31, 2015, there were no in-the-money options under the 2009 LTIP.

The aggregate intrinsic value in the table above represents the number of unvested RSUs multiplied by the Company’s closing stock price on the last trading day of fiscal year 2015.

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

The following tables summarize option and RSU activity under the 2004 LTIP:

	Stock Options				Restricted Stock Units
			Weighted				Weighted
		Weighted	Average			Weighted	Average
	Shares	Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic	Restricted	Grant Date	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value	Stock Units	Fair Value	Term (Years)	Value
Balance at February 1, 2012	1,437,585	$20.32			868,048	$17.90
Exercised / vested	(15,000)	$16.64		$13	(493,675)	$20.08
Cancelled / forfeited	(116,584)	$21.56			(35,055)	$16.65

Balance at January 31, 2013	1,306,001	$20.24	2.8	$18	339,318	$14.72	0.6	$5,008

Exercisable at January 31, 2013	1,298,501	$20.26	2.8	$209

Granted	—	$—			297	$—
Exercised / vested	(94,800)	$15.86		$136	(212,768)	$15.36
Cancelled / forfeited	(21,077)	$29.05			(18,219)	$14.14

Balance at January 31, 2014	1,190,124	$20.43	1.9	$465	108,628	$13.51	0.2	$1,701

Exercisable at January 31, 2014	1,190,124	$20.43	1.9	$465

Granted	—	$—			—	$—
Exercised / vested	—	$—		$—	(106,690)	$13.51
Cancelled / forfeited	(402,093)	$17.84			(1,938)	$13.51

Balance at January 31, 2015	788,031	$21.65	1.6	$—	—	$—	—	$—

Exercisable at January 31, 2015	788,031	$21.65	1.6	$—

Awards expected to vest	—	$—	—	$—	—			$—

At January 31, 2015, there were no in-the-money options under the 2004 LTIP.

2004 Non-Employee Directors Share Incentive Plan. The 2004 Directors Incentive Plan was approved by the shareholders on June 25, 2004, and provides for the issuance of restricted shares, RSUs, elective grants and deferred share units to the Company’s non-employee directors. RSUs vest and convert into the right to receive ordinary shares of the Company on the date immediately preceding the annual meeting which follows the award. Granted but unvested units are forfeited upon termination of office, subject to the directors’ rights to defer receipt of any restricted shares. The 2004 Directors Incentive Plan terminated on June 25, 2014 and after such date no additional awards can be made under this plan.

The following table summarizes RSU activity under the 2004 Non-Employee Directors Share Incentive Plan:

		Restricted Stock Units
				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
		Restricted	Grant Date	Contractual	Intrinsic
		Stock Units	Fair Value	Term (Years)	Value
Balance at	February 1, 2012	31,318	$19.00
Granted		35,880	$15.05
Vested		(31,318)	$19.00

Balance at	January 31, 2013	35,880	$15.05	0.4	$530
Granted		35,688	$15.31
Vested		(35,880)	$15.05

Balance at	January 31, 2014	35,688	$15.31	0.3	$559
Granted		54,270	$9.95
Vested		(35,688)	$15.31

Balance at	January 31, 2015	54,270	$9.95	0.3	$644

Awards expected to vest		54,270			$644

2000 Employee Share Purchase Plan. The 2000 Employee Share Purchase Plan provides the Company’s employees (including employees of selected subsidiaries where permitted under local law) the opportunity to purchase ordinary shares through accumulated payroll deductions. A total of 1,200,000 ordinary shares were originally reserved for issuance under this plan, subject to adjustments as provided for in the plan. During the year ended January 31, 2015 and 2014, the Company issued 25,456 and 18,168, ordinary shares under the plan, respectively.

Eligible employees become plan participants by completing subscription agreements authorizing payroll deductions which are used to purchase the ordinary shares. The plan is administered in quarterly offering periods. The purchase price under the plan is set at 100% of the fair market value of the Company’s ordinary shares on the last day of each offering period. Employee payroll deductions cannot exceed 10% of a participant’s current compensation and are subject to an annual maximum of $25.

As of January 31, 2015, there was approximately $24,572 of total unrecognized compensation cost related to all the unvested share-based compensation arrangements granted under all the Company’s share-based compensation plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

The determination of the fair value of option awards is based on the date of grant and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free rate of return and expected dividends. During fiscal year 2015, there were no stock options awarded.

The impact of stock option compensation costs was determined under the BSM, using the following weighted average assumptions:

	Fiscal years ended January 31,
	2014	2013
Risk free rate of return, annual	1%	2%
Expected term	5.9 years	6.0 years
Expected volatility	46%	42%
Dividend yield	0.4%	0.3%

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

A summary of stock options outstanding and exercisable pursuant to the Company’s share-based compensation plans is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
2009 LTIP
$00.00 - $13.50	8,408	5.4	$12.58	8,408	$12.58
$13.51 - $15.32	279,167	4.6	$14.05	133,606	$14.05
$15.33 - $19.98	195,849	3.8	$16.81	157,641	$16.81
$19.99 - $22.26	153,572	6.2	$20.07	145,155	$20.07
2004 LTIP
$13.51 - $15.32	166,836	4.2	$13.51	166,836	$13.51
$15.33 - $19.98	79,390	3.2	$19.70	79,390	$19.70
$19.99 - $22.26	291,243	0.3	$22.18	291,243	$22.18
$22.27 - $36.08	250,562	0.8	$27.06	250,562	$27.06

15. Derivative Financial Instruments

The Company generally utilizes forward exchange contracts to reduce its exposure to foreign currency denominated liabilities. Foreign exchange contracts purchased are primarily denominated in the currencies of the Company’s principal markets. The Company does not enter into derivative contracts for speculative purposes.

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of:

	January 31,
	2015	2014
Euro	$3,142	$4,484
U.S. dollars	13,081	22,596
British pound sterling	570	963
All others	1,092	1,329

Total	$17,885	$29,372

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. The Company had the following balances for foreign currency asset/liability derivatives:

	2015	2014
Foreign currency derivative assets	$—	$221
Foreign currency derivative liabilities	$291	$116

Net gains and losses on foreign currency derivatives are as follows:

	Fiscal years ended January 31,
	2015	2014	2013
Net gains	$—	$104	$22
Net losses	$291	$—	$—

16. Commitments

Pharma Property Agreements. The Company previously entered into various agreements providing for the development of a logistics facility to be used in the Company’s pharmaceutical distribution business in South Africa. The Company leases the facility pursuant to a lease agreement which provides for an initial 10 year term which ends in fiscal year 2023, and the Company has the option to extend the initial term for up to two successive 10 year terms. The Company also has a right of first refusal to purchase the property should the owner thereof seek to sell the property to a third party. As of January 31, 2015, liabilities outstanding of $46,033, including $2,149 in the current portion, are included in capital lease obligations pursuant to this lease arrangement. The facility is treated for financial accounting purposes as a build-to-suit facility, and is treated under the financing method pursuant to ASC 840, Leases.

The Company believes that the prevailing lease agreement meets its operational needs and contains economic terms which are satisfactory to it. Although possible, the Company believes it is unlikely that the Company will purchase the facility during the foreseeable future.

Future minimum lease payments under capital leases and under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2015, are:

	As of January 31,
	Capital leases	Operating leases
2016	$12,413	$98,177
2017	10,890	78,979
2018	8,009	53,444
2019	6,840	28,353
2020	6,704	14,199
2021 and thereafter	31,778	21,895

Total lease payments	76,634	$295,047

Less amount representing interest	(8,750)

Present value of minimum capital lease payments	67,884
Less current portion of capital lease obligations	(11,429)

Capital lease obligations, excluding current portion	$56,455

The Company has obligations under various operating lease agreements ranging from one to ten years. The leases are for property, plant and equipment, and motor vehicles. These leases are expensed on a straight line basis over the lease term. Total rent expense for the fiscal years ended January 31, 2015, 2014, and 2013 were $145,802, $153,566 and $149,451, respectively.

It is the Company’s policy to lease certain of its property, plant and equipment under capital leases. The normal lease term for furniture, fixtures and equipment is two to five years and the normal lease term for buildings varies between three and ten years. For the fiscal year ended January 31, 2015, the weighted average effective borrowing rate for property, plant and equipment under capital leases was 7.3%. Interest rates usually vary during the contract period.

The Company enters into short-term agreements with carriers to reserve space on a guaranteed basis. The pricing of these obligations is dependent upon current market conditions. The Company typically does not pay for space which remains unused. The total committed obligation for these contracts as of January 31, 2015 was $28,177.

Capital commitments contracted for, but not provided in the accompanying consolidated balance sheets as of January 31, 2015 totaled $1,312.

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

From time to time, claims are made against the Company or the Company may make claims against others, including in the ordinary course of the Company’s business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from engaging in certain activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s consolidated results of operations for that period or future periods. As of the date of these consolidated financial statements, the Company is not a party to any litigation that it believes will be material, except as described below.

Industry-Wide Anti-Trust Investigations. On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $3,475 at January 31, 2015) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court and oral arguments before the EU’s General Court in Luxembourg were heard in October 2014.

In May 2009, the Company learned that the Brazilian Ministry of Justice was investigating possible alleged cartel activity in the international air and ocean freight forwarding market. On August 6, 2010, the Company received notice of an administrative proceeding from the Brazilian Ministry of Justice. The administrative proceeding initiates a proceeding against the Company, its Brazilian subsidiary and two of its employees, among many other forwarders and their employees, alleging possible anti-competitive behavior contrary to Brazilian rules on competition. The Company responded to this proceeding in May 2014. The Company filed a supplemental response in support of its defense in September 2014 after the Company was granted access to various documents seized by the Brazilian antitrust authority during raids of several other forwarders.

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

18. Related Party Transactions

One of the Company’s subsidiaries in the United States is party to an operating agreement with an equity-method investee pursuant to which the subsidiary provides commercial contract logistics services to the investee. Included in revenues related to this agreement were $27,471, $25,912 and $25,484, for the fiscal years ended January 31, 2015, 2014, and 2013, respectively. Included in accounts receivable were amounts related to this agreement of $4,511 and $2,809 at January 31, 2015 and 2014, respectively.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2015 and 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
Balance at January 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$211,832	$211,832	$—	$—

Total	$211,832	$211,832	$—	$—

Liabilities:
Forward exchange contracts	$291	$—	$291	$—

Total	$291	$—	$291	$—

Balance at January 31, 2014
Assets:
Cash and cash equivalents	$204,384	$204,384	$—	$—
Forward exchange contracts	221	—	221	—

Total	$204,605	$204,384	$221	$—

Liabilities:
Forward exchange contracts	$116	$—	$116	$—

Total	$116	$—	$116	$—

Forward Exchange Contracts. The Company’s forward exchange contracts are over-the-counter derivatives, which are valued using pricing models that rely on currency exchange rates, and therefore, are classified as Level 2.

The Company does not currently have any Level 3 instruments measured on a recurring basis.

Fair Value Measurements on a Non-Recurring Basis. During the fiscal year ended January 31, 2015, the Company recognized the fair value of the conversion feature (also referred to by the Company as the “original issuance discount”), of the 2019 Notes at fair value on a non-recurring basis. In determining the fair value, the Company used inputs other than quoted prices in active markets that are observable, such as interest rates, comparable market yields on similar debt instruments and quantitative analysis of the Company’s profitability, leverage and other market conditions, which were applied to a present value model, and therefore were classified as Level 2. The original issue discount of the 2019 Notes was estimated to be $47,690 upon issuance. For further information on the 2019 Notes, see Note 10, “Borrowings.”

20. Segment Reporting

The factors for determining reportable segments include the manner in which management evaluates the performance of the Company combined with the nature of the individual business activities. For segment reporting purposes, the Company’s Chief Operating Decision Maker is considered to be the Chief Executive Officer. For such purposes, operating income/(loss) is the primary measure for evaluating performance. For segment reporting purposes by geographic areas, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services are attributed to the country where the services are performed. Revenues net of purchased transportation costs for airfreight and ocean freight forwarding related to the movement of the goods are prorated between the country of origin and the destination country, based on a standard formula. Intercompany transactions are priced at cost. Corporate includes certain administration and support functions, eliminations and various holding company activities within the group structure.

As a result of the implementation of the Company’s new freight forwarding operating system in certain of its operating locations, differences in classification exist between the presentation of product line revenue and purchase transportation cost information for the year ended January 31, 2014 with the same categories for the years ended January 31, 2013. This is the result of the Company’s new freight forwarding operating system classifying certain freight forwarding transactions by product line in a manner different than the legacy freight forwarding applications. The most significant classification difference relates to the treatment of delivery-related revenue and purchased transportation expense related to import shipments whereby the Company does not facilitate the in-bound air and ocean shipment. These activities were previously recognized in the air and/or ocean product and are now recognized in the customs brokerage product. The amount of the differences in classification for the respective periods presented is not readily available and significant effort and excessive cost would be involved in classifying the individual transactions in the legacy applications in a consistent manner with the new operating system making conforming changes impracticable. Accordingly, the comparability of the product line information for the periods presented has been impacted. The Company believes the potential magnitude of the impact on segment reclassifications within revenue and within purchased transportation costs for the year ended January 31, 2015, compared to the prior comparable fiscal year, would not exceed $55,000.

Certain information regarding the Company’s operations by segment is summarized as follows:

	Fiscal year ended January 31, 2015
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,705,468	$1,474,307	$—	$4,179,775

Purchased transportation costs	2,071,090	651,092	—	2,722,182
Staff costs	429,484	414,352	35,463	879,299
Depreciation	17,145	33,096	5,655	55,896
Amortization of intangible assets	25,254	3,702	—	28,956
Severance and other	35,343	7,757	8,064	51,164
Other operating expenses	197,979	318,397	41,721	558,097

Total operating expenses	2,776,295	1,428,396	90,903	4,295,594

Operating (loss)/income	$(70,827)	$45,911	$(90,903)	(115,819)

Interest income				23,080
Interest expense				(62,726)
Loss on debt extinguishment				(21,820)
Other expense, net				(1,851)

Pretax loss				(179,136)
Provision for income taxes				23,425

Net loss				(202,561)
Net income attributable to non-controlling interests				659

Net loss attributable to UTi Worldwide Inc.				$(203,220)

Capital expenditures for property, plant and equipment	$15,360	25,470	411	$41,241

Capital expenditures for internally developed software	$—	1,506	9,515	$11,021

Segment assets	$1,146,284	598,137	229,531	$1,973,952

	Fiscal year ended January 31, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,992,775	$1,442,805	$—	$4,435,580

Purchased transportation costs	2,290,897	626,898	—	2,917,795
Staff costs	432,274	417,186	36,250	885,710
Depreciation	16,988	31,511	5,400	53,899
Amortization of intangible assets	12,688	4,709	1,105	18,502
Severance and other	13,894	12,244	3,480	29,618
Other operating expenses	194,972	316,033	36,851	547,856

Total operating expenses	2,961,713	1,408,581	83,086	4,453,380

Operating income/(loss)	$31,062	$34,224	$(83,086)	(17,800)

Interest income				17,180
Interest expense				(34,165)
Other expense, net				(2,693)

Pretax loss				(37,478)
Provision for income taxes				40,655

Net loss				(78,133)
Net income attributable to non-controlling interests				5,161

Net loss attributable to UTi Worldwide Inc.				$(83,294)

Capital expenditures for property, plant and equipment	$30,705	$26,402	$5,154	$62,261

Capital expenditures for internally developed software	$—	$1,041	$35,015	$36,056

Segment assets	$1,272,251	$608,325	$195,909	$2,076,485

	Fiscal year ended January 31, 2013
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$3,094,408	$1,513,113	$—	$4,607,521

Purchased transportation costs	2,384,697	636,291	—	3,020,988
Staff costs	420,140	440,459	33,904	894,503
Depreciation	16,369	29,417	3,131	48,917
Amortization of intangible assets	4,116	5,986	2,160	12,262
Severance and other	6,029	9,680	2,330	18,039
Goodwill impairment	—	93,008	—	93,008
Intangible assets impairment	—	1,643	—	1,643
Other operating expenses	190,253	336,144	20,059	546,456

Total operating expenses	3,021,604	1,552,628	61,584	4,635,816

Operating income/(loss)	$72,804	$(39,515)	$(61,584)	(28,295)

Interest income				17,071
Interest expense				(30,486)
Other expense, net				(439)

Pretax loss				(42,149)
Provision for income taxes				51,891

Net loss				(94,040)
Net income attributable to non-controlling interests				6,466

Net loss attributable to UTi Worldwide Inc.				$(100,506)

Capital expenditures for property, plant and equipment	$20,043	$62,301	$10,321	$92,665

Capital expenditures for internally developed software	$—	$—	$38,160	$38,160

Segment assets	$1,207,062	$680,575	$186,420	$2,074,057

The following table shows long-lived assets attributable to specific countries:

	2015	2014	2013
South Africa	$73,972	$79,207	$99,148
United States	50,700	53,122	43,303
China	14,758	16,595	18,180
Spain	4,518	6,590	7,485
Israel	3,765	4,389	5,133
Germany	1,961	3,613	1,312
All others	45,849	58,520	68,337

Total	$195,523	$222,036	$242,898

The following table shows revenues from external clients attributable to foreign countries in total from which the Company derives revenues:

	Fiscal years ended January 31,
	2015	2014	2013
United States	$1,152,518	$1,217,080	$1,262,016
South Africa	590,613	779,122	834,741
China	484,510	445,206	429,294
Germany	171,088	161,566	204,592
Israel	153,971	163,441	180,169
Spain	105,692	133,773	117,104
All others	1,521,383	1,535,392	1,579,605

Total	$4,179,775	$4,435,580	$4,607,521

The following table shows the revenues and purchased transportation costs attributable to the Company’s principal services:

	Fiscal years ended January 31,
	2015	2014	2013
Revenues:
Airfreight forwarding	$1,247,653	$1,343,462	$1,443,740
Ocean freight forwarding	1,048,651	1,251,219	1,267,134
Customs brokerage	208,128	146,499	117,629
Contract logistics	766,756	741,779	785,733
Distribution	607,122	586,821	588,794
Other	301,465	365,800	404,491

Total	$4,179,775	$4,435,580	$4,607,521

Purchased transportation costs:
Airfreight forwarding	$977,650	$1,049,037	$1,128,043
Ocean freight forwarding	893,371	1,047,023	1,064,081
Customs brokerage	40,988	22,444	5,289
Contract logistics	189,571	179,320	200,578
Distribution	425,836	410,664	397,872
Other	194,766	209,307	225,125

Total	$2,722,182	$2,917,795	$3,020,988

21. Selected Quarterly Financial Data (Unaudited)

The following table summarizes the impact of the correction discussed in Note 22, “Correction of Previously Issued Financial Statements” to the consolidated financial statements on the interim periods for the years ended January 31, 2015 and 2014, respectively.

For the fiscal year ended January 31, 2015(1)	First	Second	Third	Fourth	Total
Revenues:
As previously stated	$1,044,988	$1,091,246	$1,078,279	$964,563	$4,179,076
Adjustments	(1,100)	2,899	(1,100)	—	699
As corrected	1,043,888	1,094,145	1,077,179	964,563	4,179,775
Purchased transportation costs:
As previously stated	672,098	690,008	697,261	652,395	2,711,762
Adjustments	2,436	10,417	(2,433)	—	10,420
As corrected	674,534	700,425	694,828	652,395	2,722,182
Operating (loss)/income:(2)(3)
As previously stated	(3,235)	7,077	(22,209)	(91,633)	(110,000)
Adjustments	(35)	(6,118)	334	—	(5,819)
As corrected	(3,270)	959	(21,875)	(91,633)	(115,819)
Provision for income taxes:
As previously stated	8,967	10,313	2,293	2,370	23,943
Adjustments	595	(1,141)	28	—	(518)
As corrected	9,562	9,172	2,321	2,370	23,425
Net loss:(2)(3)
As previously stated	(42,739)	(14,178)	(35,264)	(105,079)	(197,260)
Adjustments	(630)	(4,978)	307	—	(5,301)
As corrected	(43,369)	(19,156)	(34,957)	(105,079)	(202,561)
Net loss attributable to UTi Worldwide Inc.:(2)(3)
As previously stated (2)(3)	(43,182)	(16,944)	(33,995)	(103,883)	(198,004)
Adjustments	(541)	(4,984)	309	—	(5,216)
As corrected	(43,723)	(21,928)	(33,686)	(103,883)	(203,220)
Basic and diluted loss per share:(2)(3)(4)(5)
As previously stated	(0.43)	(0.19)	(0.35)	(1.02)	(1.99)
Adjustments	(0.01)	(0.05)	—	—	(0.06)
As corrected	(0.44)	(0.24)	(0.35)	(1.02)	(2.04)
Other comprehensive income/(loss):(2)(3)
As previously stated	16,027	(514)	(19,253)	(32,533)	(36,273)
Adjustments	(92)	(4)	127	—	31
As corrected	15,935	(518)	(19,126)	(32,533)	(36,242)

For the fiscal year ended January 31, 2014(1)	First	Second	Third	Fourth	Total
Revenues:
As previously stated	$1,080,653	$1,129,418	$1,154,406	$1,076,403	$4,440,880
Adjustments	—	—	(650)	(4,650)	(5,300)
As corrected	1,080,653	1,129,418	1,153,756	1,071,753	4,435,580
Purchased transportation costs:
As previously stated	704,918	743,770	760,913	706,374	2,915,975
Adjustments	—	—	1,599	221	1,820
As corrected	704,918	743,770	762,512	706,595	2,917,795
Operating (loss)/income:(6)
As previously stated	3,977	10,075	7,246	(31,466)	(10,168)
Adjustments	—	—	(2,249)	(5,383)	(7,632)
As corrected	3,977	10,075	4,997	(36,849)	(17,800)
Provision for income taxes:
As previously stated	11,306	9,414	9,334	11,022	41,076
Adjustments	—	—	(651)	230	(421)
As corrected	11,306	9,414	8,683	11,252	40,655
Net loss:(6)
As previously stated	(10,864)	(3,506)	(7,305)	(49,247)	(70,922)
Adjustments	—	—	(1,598)	(5,613)	(7,211)
As corrected	(10,864)	(3,506)	(8,903)	(54,860)	(78,133)
Net loss attributable to UTi Worldwide Inc.:(6)
As previously stated	(12,418)	(4,444)	(9,075)	(50,721)	(76,658)
Adjustments	—	—	(1,311)	(5,325)	(6,636)
As corrected	(12,418)	(4,444)	(10,386)	(56,046)	(83,294)
Basic and diluted loss per share:(4)(5)(6)
As previously stated	(0.12)	(0.04)	(0.09)	(0.48)	(0.73)
Adjustments	—	—	(0.01)	(0.05)	(0.06)
As corrected	(0.12)	(0.04)	(0.10)	(0.53)	(0.80)
Other comprehensive income/(loss):(6)
As previously stated	1,550	(22,151)	2,481	(32,849)	(50,969)
Adjustments	—	—	(2)	138	136
As corrected	1,550	(22,151)	2,479	(32,711)	(50,833)

(1)	The Company’s financial statements have been adjusted to reflect corrections of certain items identified during the fourth quarter of fiscal 2015. Such adjustments include the timing and recognition of purchased transportation costs in the Company’s Freight Forwarding segment, and the recognition of revenues and purchased transportation costs in the Company’s Contract Logistics and Distribution segment.
(2)	Amounts in the first quarter of fiscal year 2015 include a make-whole payment of $20,830 with respect to the prepayment of the Company’s 2013 Notes, as well as a non-cash charge of $990 related to unamortized debt issuance costs. Refer to Note 10, “Borrowing” in the consolidated financial statements.
(3)	During third quarter of fiscal year 2015 the Company incurred an impairment charge of $19,594 in connection with an impairment of the South African Installment Receivable Agreement and other receivables. Refer to Note 1, “Summary of Significant Accounting Policies and Other” in the consolidated financial statements. The fourth quarter of fiscal year 2015 includes the effects of the January 2015 Reorganization. Refer to Note 8, “Severance and Other” in the consolidated financial statements.
(4)	No incremental common shares are included in the computation of diluted loss per common share, as the Company had a net loss.
(5)	The basic and diluted earnings per share amounts for the quarters do not add to the total fiscal year ended January 31, 2015 and 2014, respectively, due to rounding.
(6)	Amounts in the first quarter of fiscal year 2014 include an out of period adjustment to income tax expense of $5,000 to increase the valuation allowances of certain of its deferred tax assets.

22. Correction of Previously Issued Financial Statements

During the fourth quarter of fiscal 2015, the Company’s management determined that certain errors were made in connection with (i) the recognition of purchased transportation costs in the Company’s Freight Forwarding segment, and (ii) the recognition of revenues and purchased transportation in the Company’s Contract Logistics and Distribution segment. In considering the correction of previously issued financial statements, the Company also considered certain other adjustments for errors identified prior to the fourth quarter of fiscal 2015 but which were considered immaterial, individually and in the aggregate, to the previously issued financial statements. The Company assessed the materiality of these misstatements quantitatively and qualitatively and has concluded that the correction of these errors is immaterial to the consolidated financials taken as a whole.

The impact on the consolidated statement of operations for fiscal 2014, as a result of the aforementioned corrections, is as follows:

	Fiscal year ended January 31, 2014
	As previously reported	As corrected
Revenues	$4,440,880	$4,435,580
Purchased transportation costs	2,915,975	2,917,795
Other operating expenses	547,344	547,856
Total operating expenses	4,451,048	4,453,380
Operating loss	(10,168)	(17,800)
Pretax loss	(29,846)	(37,478)
Provision for income taxes	41,076	40,655
Net loss	(70,922)	(78,133)
Net income attributable to non-controlling interests	5,736	5,161
Net loss attributable to UTi Worldwide Inc.	(76,658)	(83,294)
Basic and diluted loss per common share attributable to	(0.73)	(0.80)

The impact on the consolidated balance sheet, as a result of the aforementioned corrections, is presented below:

	Fiscal year ended January 31, 2014
	As previously reported	As corrected
ASSETS
Trade receivables	977,885	972,177
Total current assets	1,345,623	1,339,915
LIABILITIES
Trade payables and other accrued liabilities	754,965	756,706
Income taxes payable	17,877	17,589
Total current liabilities	1,060,191	1,061,644
Retained earnings	313,974	307,338
Total UTi Worldwide Inc. shareholders’ equity	688,419	681,919
Non-controlling interests	14,318	13,788

The impact on the consolidated statements of cash flows, as a result of the aforementioned corrections is presented below:

	Fiscal year ended January 31, 2014
	As previously reported	As corrected
OPERATING ACTIVITIES:
Net loss	(70,922)	(78,133)
Changes in operating assets and liabilities:
Increase in trade receivables	(176,898)	(171,598)
Decrease in other current assets	8,291	8,291
Increase in trade payables	21,572	21,572
Increase in accrued liabilities and other liabilities	5,959	7,489
Net cash used in operating activities	(98,083)	(98,083)

UTi Worldwide Inc.

Schedule II

Valuation and Qualifying Accounts

For the fiscal years ended January 31,	Balance at beginning of year	Amount charged to expense	Charges against the allowance	Foreign currency translation	Balance at end of year
Allowance for doubtful accounts:
2015	$23,902	$9,607	$(12,084)	$(1,461)	$19,964
2014	16,011	17,071	$(8,238)	$(942)	23,902
2013	15,712	4,507	(3,507)	(701)	16,011
Deferred tax asset valuation allowance:
2015	$139,539	$46,960	$—	$(22,296)	$164,203
2014	89,436	52,103	—	(2,000)	139,539
2013	43,511	48,477	—	(2,552)	89,436

Schedules not listed above have been omitted because the information required to be described in the schedules is not applicable or is shown in the Company’s financial statements.

INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

4.1	Indenture, dated March 4, 2014, between UTi Worldwide Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.1	Sale of Shares Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and The Trustees For the Time Being of the UTi Empowerment Trust (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.2	Loan Agreement, entered into December 6, 2004, between Pyramid Freight (Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q, filed December 8, 2004)

10.3	Shareholders’ Agreement, entered into December 6, 2004, among Pyramid Freight (Proprietary) Limited, the Trustees for the Time Being of the UTi Empowerment Trust and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.4	Sale of Business Agreement, entered into December 6, 2004, between Pyramid Freight Proprietary) Limited and UTi South Africa (Proprietary) Limited (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed December 8, 2004)

10.5+	Amended and Restated Employment Agreement of Mr. Gene Ochi, dated as of March 25, 2010 (incorporated by reference to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.6+	Letter Agreement between Mr. Gene Ochi and the company, dated as of March 31, 2014 (incorporated by reference to Exhibit 10.6 to the company’s Annual Report on Form 10-K, filed March 31, 2014)

10.7+	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.8+	Amended and Restated Employment Agreement of Mr. Eric Kirchner, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.9+	Letter Agreement between Mr. Eric Kirchner and the company, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.47 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.10+	Amended and Restated Employment Agreement of Mr. Lance D’Amico, dated as of March 25, 2010 (incorporated by reference to Exhibit 10.13 to the company’s Annual Report on Form 10-K, filed March 29, 2010)

10.11+	2000 Employee Share Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to the company’s Annual Report on Form 10-K, filed March 30, 2011)

10.12+	2004 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (File No. 000-31869), filed June 9, 2006)

10.13+	Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.15 to the company’s Annual Report on Form 10-K, filed March 31, 2014)

10.14+	2004 Non-Employee Directors Share Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)

10.15+	UTi Worldwide Inc. 2009 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q, filed September 7, 2012)

10.16+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.17+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Stock Option Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.18+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.19+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Restricted Share Unit Award Agreement (for non-U.S. residents/taxpayers) (incorporated by reference to Exhibit 4.5 to the company’s Registration Statement on Form S-8 (File No. 333-160665) filed July 17, 2009)

10.20+	UTi Worldwide Inc. Executive Incentive Plan (incorporated by reference to Appendix B to the company’s proxy statement filed May 14, 2009)

10.21+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 000-31869), filed January 16, 2007)

10.22+	Amended and Restated Employment Agreement of Richard G. Rodick, dated as of March 31, 2015

10.23+	Amended and Restated Employment Agreement of Edward G. Feitzinger, dated as of December 8, 2014 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed January 6, 2015)

10.24+	Employment Agreement of Ronald W. Berger, dated as of October 1, 2012 (incorporated by reference to Exhibit 10.42 to the company’s Annual Report on Form 10-K, filed April 1, 2013)

10.25	Share Purchase Agreement, dated February 26, 2014, between UTi Worldwide and an affiliate of P2 Capital Partners, LLC (incorporated by reference to Exhibit 10.7 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.26+	Form of UTi Worldwide Inc. 2009 Long-Term Incentive Plan — Performance Compensation Award Agreement (for U.S. residents/taxpayers) (incorporated by reference to Exhibit 10.63 to the company’s Annual Report on Form 10-K, filed March 31, 2014)

10.27	Amended and Restated Registration Rights Agreement dated as of March 4, 2014, by and among UTi Worldwide Inc., P2 Capital Partners, LLC and the other parties thereto (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K, filed March 4, 2014)

10.28	Amended and Restated Letter Agreement between UTi Worldwide Inc. and P2 Capital Partners, LLC, dated February 26, 2014 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.29	Amended and Restated Cash Collateral Agreement dated as of July 10, 2014, among UTi Worldwide Inc., The Royal Bank of Scotland plc and The Royal Bank of Scotland plc, RBS plc Connecticut branch (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q, filed September 8, 2014)

10.30	Credit Agreement dated as of March 27, 2014, among the Company, certain of its subsidiaries, Citibank, N.A. as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.67 to the company’s Annual Report on Form 10-K, filed March 31, 2014)

10.31	Amendment and Restatement Agreement, as of September 5, 2014, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited, with attached Amended and Restated Facilities Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 000-31869), filed September 11, 2014)

10.32	Parent Customer Agreement dated as of December 4, 2014, between the Company and Greensill Capital (UK) Limited

10.33	Re-invoicing Service Agreement dated as of December 4, 2014, between the Company and Bramid Outsource Limited

10.34+	Separation Agreement and General Release of Mr. Eric Kirchner, dated as of December 8, 2014 (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K, filed December 9, 2014)

10.35+	Separation Agreement and General Release of Mr. Ronald W. Berger, dated as of January 26, 2015

10.36+	Separation Agreement and General Release of Mr. Jeff Hammond, dated as of February 6, 2015

10.37+	Employment Agreement of Keith Pienaar, dated as of January 1, 2015

10.38+	Employment Agreement of Ditlev Blicher, dated as of May 1, 2013

10.39+	Employment Agreement of Hessel Verhage, dated as of September 1, 2014

10.40+	Master Services Agreement between Mr. Gene Ochi and the company, dated as of March 30, 2015

12.1	Statement regarding computation of ratio of earnings to fixed charges

21	Subsidiaries of the company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory arrangement.