Form 10-Q
period 2015-04-30
UTi WORLDWIDE INC
filed 2015-06-08
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015

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

At June 3, 2015, the number of shares outstanding of the issuer’s ordinary shares of no par value was 106,000,993.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended April 30, 2015

- i -

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UTi Worldwide Inc.

Condensed Consolidated Balance Sheets

As of April 30, 2015 and January 31, 2015

(in thousands, except share amounts)

	April 30, 2015	January 31, 2015
	(Unaudited)

ASSETS
Cash and cash equivalents	$175,939	$211,832
Cash held as collateral	33,742	29,068
Trade receivables (net of allowances for doubtful accounts of $19,402 and $19,964 as of April 30, 2015 and January 31, 2015, respectively)	918,558	887,084
Deferred income taxes	12,914	12,596
Other current assets	154,186	154,756

Total current assets	1,295,339	1,295,336

Property, plant and equipment (net of accumulated depreciation of $287,744 and $281,287 as of April 30, 2015 and January 31, 2015, respectively)	190,206	195,523
Goodwill	281,872	282,572
Other intangible assets, net	141,951	147,018
Investments	1,055	1,023
Deferred income taxes	12,553	11,175
Other non-current assets	40,195	41,305

Total assets	$1,963,171	$1,973,952

LIABILITIES & EQUITY
Bank lines of credit	$65,356	$31,306
Short-term borrowings	74,336	52,825
Current portion of long-term borrowings	1,173	1,429
Current portion of capital lease obligations	12,075	11,429
Trade payables and other accrued liabilities	661,173	698,450
Income taxes payable	13,226	8,995
Deferred income taxes	12,204	12,177

Total current liabilities	839,543	816,611

Long-term borrowings, excluding current portion	367,245	366,846
Capital lease obligations, excluding current portion	56,879	56,455
Deferred income taxes	14,385	14,204
Other non-current liabilities	35,871	36,892

Convertible preference shares	185,239	181,957

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock - ordinary shares of no par value; issued and outstanding 105,995,390 and 105,534,957 shares as of April 30, 2015 and January 31, 2015 respectively	576,139	575,164
Retained earnings	56,091	92,664
Accumulated other comprehensive loss	(178,437)	(179,423)

Total UTi Worldwide Inc. shareholders’ equity	453,793	488,405
Non-controlling interests	10,216	12,582

Total equity	464,009	500,987

Total liabilities and equity	$1,963,171	$1,973,952

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Operations

For the three months ended April 30, 2015 and 2014

(in thousands, except share and per share amounts)

	Three months ended April 30,
	2015	2014
	(Unaudited)

Revenues	$973,317	$1,043,888

Purchased transportation costs	643,865	674,534
Staff costs	199,131	217,177
Depreciation	13,078	13,806
Amortization of intangible assets	7,412	6,999
Severance and other	5,014	647
Other operating expenses	123,649	133,995

Operating loss	(18,832)	(3,270)
Interest income	5,622	4,688
Interest expense	(16,359)	(13,285)
Loss on debt extinguishment	—	(21,820)
Other expense, net	(71)	(120)

Pretax loss	(29,640)	(33,807)
Provision for income taxes	5,742	9,562

Net loss	(35,382)	(43,369)
Net (loss)/income attributable to non-controlling interests	(2,091)	354

Net loss attributable to UTi Worldwide Inc.	$(33,291)	$(43,723)

Basic and diluted loss per common share attributable to UTi Worldwide Inc. common shareholders	$(0.35)	$(0.44)

Number of weighted average common shares outstanding used for per share calculations
Basic and diluted shares	105,630,546	104,921,510

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended April 30, 2015 and 2014

(in thousands)

	Three months ended April 30,
	2015	2014
	(Unaudited)

Net loss	$(35,382)	$(43,369)
Other comprehensive income:
Foreign currency translation	705	16,694
Defined benefit plan adjustments	35	(53)

Other comprehensive income	740	16,641

Comprehensive loss, before non-controlling interests	(34,642)	(26,728)
Comprehensive (loss)/income attributable to non-controlling interests	(2,337)	1,060

Comprehensive loss attributable to UTi Worldwide Inc.	$(32,305)	$(27,788)

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended April 30, 2015 and 2014

(in thousands)

	Three months ended April 30,
	2015	2014
	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(35,382)	$(43,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation costs	1,851	3,385
Depreciation	13,078	13,806
Amortization of intangible assets	7,412	6,999
Amortization of debt issuance costs	976	765
Make-whole payment	—	20,830
Accretion of convertible senior notes	2,080	1,180
Deferred income taxes	(1,507)	488
Uncertain tax positions	210	180
Gain on disposal of property, plant and equipment	(676)	(51)
Provision for doubtful accounts	125	2,077
Other	2,237	765
Changes in operating assets and liabilities:
Increase in trade receivables	(35,467)	(135,013)
Decrease/(increase) in other current assets	1,317	(212)
Decrease in trade payables	(23,278)	(27,563)
(Decrease)/increase in accrued liabilities and other liabilities	(8,333)	33,596

Net cash used in operating activities	(75,357)	(122,137)

INVESTING ACTIVITIES:
Net increase in cash held as collateral	(4,674)	(50,025)
Purchases of property, plant and equipment, excluding software	(2,916)	(5,887)
Proceeds from disposals of property, plant and equipment	1,166	1,741
Purchases of software and other intangible assets	(2,313)	(4,200)
Net decrease in other non-current assets and other	171	792

Net cash used in investing activities	(8,566)	(57,579)

FINANCING ACTIVITIES:
Proceeds from issuances of long-term borrowings	—	402,974
Proceeds from the issuance of preference shares	—	175,000
Borrowings from bank lines of credit	77,000	57,569
Repayments of bank lines of credit	(43,000)	(201,343)
Net borrowings/(repayments) under revolving lines of credit	761	(2,133)
Net increase/(decrease) in short-term borrowings	21,358	(918)
Repayments of long-term borrowings	(1,937)	(202,063)
Make-whole payment	—	(20,830)
Debt and preferred shares issuance costs	—	(24,692)
Repayments of capital lease obligations	(3,463)	(4,417)
Distributions to non-controlling interests and other	(29)	—
Ordinary shares settled under share-based compensation plans	(1,140)	(1,759)
Proceeds from issuance of ordinary shares	65	49

Net cash provided by financing activities	49,615	177,437

Effect of foreign exchange rate changes on cash and cash equivalents	(1,585)	4,778

Net (decrease)/increase in cash and cash equivalents	(35,893)	2,499

Cash and cash equivalents at beginning of period	211,832	204,384

Cash and cash equivalents at end of period	$175,939	$206,883

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Notes to the Condensed Consolidated Financial Statements

For the three months ended April 30, 2015 and 2014 (Unaudited)

NOTE 1.	Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of April 30, 2015 and January 31, 2015, and the consolidated statements of operations, comprehensive loss and cash flows for the three months ended April 30, 2015 and 2014. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three months ended April 30, 2015 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2016 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.

Use of Estimates. The preparation of the consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, useful life assumptions and the dates at which certain software applications became (or will become) ready for their intended use (both of which impact the timing and amount of amortization), revenue recognition, income taxes, allowances for doubtful accounts, the initial and recurring valuation of certain assets acquired and liabilities assumed through business combinations (including goodwill, indefinite lived intangible assets, and contingent liabilities), impairment of long-lived assets, and contingencies. Actual results could differ from those estimates.

Foreign Currency Translation. Included in other expense, net, are net losses of $71 and $120 on foreign exchange on intercompany loans for the three months ended April 30, 2015 and 2014, respectively.

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

Provision for income taxes was $5,742 and $9,562 for the three months ended April 30, 2015 and 2014, respectively.

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

Earnings Per Share. The Company calculates basic earnings per share based on earnings (loss) available to common shareholders and the weighted average number of ordinary common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of ordinary common shares, but also considers potentially dilutive common shares outstanding. Potentially dilutive common shares includes outstanding employee share-based compensation awards that are assumed to be exercised or vested and paid out in shares of common stock, in addition to the dilutive effects of the Convertible Preference Shares and the 2019 Notes as described in Note 11, “Borrowings.”

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

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $199,883 of these deposits including both cash and cash equivalents and cash held as collateral were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States of America (U.S.) as of April 30, 2015.

Cash held as collateral. In connection with the Fiscal 2015 Refinancing, the 2011 RBS Facility and certain of the Company’s other facilities, as described in Note 11, “Borrowings”, were terminated in March 2014, and the Company provided cash collateral in the amount of $33,742 to secure the letters of credit and bank guarantees which were then and remain outstanding. The usage of such cash is restricted pursuant to the applicable agreements.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards. None.

Standards Issued But Not Yet Effective. In June 2014, the FASB issued Accounting Standard Update (ASU) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In August, 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity should present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. The Company is currently evaluating the potential impact of adoption of this guidance on its consolidated financial statements.

Proposed Amendments to Current Accounting Standards. Updates to existing accounting standards and exposure drafts, that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date, are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 2.	Acquisitions

The Company did not complete any acquisitions during the three months ended April 30, 2015.

NOTE 3.	Earnings per Share

Loss per share is calculated as follows:

	Loss	Weighted Average Number of Ordinary Shares	Per Share Amount
For the three months ended April 30, 2015:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(33,291)	105,630,546
Less: Dividends in-kind on Convertible Preference Shares	(3,282)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic loss per share	$(36,573)	105,630,546	$(0.35)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(36,573)	105,630,546
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted loss per share	$(36,573)	105,630,546	$(0.35)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		2,719,739
Convertible Preference Shares		13,524,389
2019 Notes		27,588,120

Total weighted average anti-diluted shares excluded from computation		43,832,248

For the three months ended April 30, 2014:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(43,723)	104,921,510
Less: Dividends in-kind on Convertible Preference Shares	(1,946)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic loss per share	$(45,669)	104,921,510	$(0.44)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(45,669)	104,921,510
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted loss per share	$(45,669)	104,921,510	$(0.44)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		3,792,689
Convertible Preference Shares		8,172,169
2019 Notes		17,668,796

Total weighted average anti-diluted shares excluded from computation		29,633,654

Weighted-average diluted shares outstanding exclude shares representing stock options that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period or securities that do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share. For the three months ended April 30, 2015 and 2014, no incremental common shares are included in the computation of diluted loss per common share, as the Company had a net loss.

NOTE 4.	Equity

UTi Worldwide Inc. Shareholders’ Equity. Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc. Shareholders’ Equity
	Common Stock	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total Equity

Balance at February 1, 2015	$575,164	$92,664	$(179,423)	$12,582	$500,987
Net loss	—	(33,291)	—	(2,091)	(35,382)
Other comprehensive income/(loss)	—	—	986	(246)	740
Shared-based compensation costs	1,851	—	—	—	1,851
Net ordinary shares settled under share-based compensation plans	(1,075)	—	—	—	(1,075)
Dividends in-kind on Convertible Preference Shares payable in arrears	—	(3,282)	—	—	(3,282)
Non-controlling interests and other	199	—	—	(29)	170

Balance at April 30, 2015	$576,139	$56,091	$(178,437)	$10,216	$464,009

Balance at February 1, 2014	$517,762	$307,338	$(143,181)	$13,788	$695,707
Net (loss)/income	—	(43,723)	—	354	(43,369)
Other comprehensive income	—	—	15,935	706	16,641
Shared-based compensation costs	3,434	—	—	—	3,434
Net ordinary shares settled under share-based compensation plans	(1,759)	—	—	—	(1,759)
2019 Notes original issue discount	47,690	—	—	—	47,690
Allocation of debt issuance costs	(1,769)	—	—	—	(1,769)
Dividends in-kind on Convertible Preference Shares payable in arrears	—	(1,946)	—	—	(1,946)

Balance at April 30, 2014	$565,358	$261,669	$(127,246)	$14,848	$714,629

Accumulated Other Comprehensive Loss. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss (AOCI) before- and after-tax:

	Foreign Currency Translation	Defined Benefit Plans	Total

Balance at February 1, 2015	$(173,862)	$(5,561)	$(179,423)
Other comprehensive income before reclassifications, before tax	1,585	—	1,585
Tax-effect	(634)	—	(634)

Other comprehensive income before reclassifications, after tax	951	—	951

Amounts reclassified from AOCI, before tax	—	55	55
Tax-effect	—	(20)	(20)

Amounts reclassified from AOCI, after tax	—	35	35

Net current-period other comprehensive income	951	35	986

Balance at April 30, 2015	$(172,911)	$(5,526)	$(178,437)

Balance at February 1, 2014	$(138,554)	$(4,627)	$(143,181)
Other comprehensive income before reclassifications, before tax	26,647	—	26,647
Tax-effect	(10,659)	—	(10,659)

Other comprehensive income before reclassifications, after tax	15,988	—	15,988

Amounts reclassified from AOCI, before tax	—	(74)	(74)
Tax-effect	—	21	21

Amounts reclassified from AOCI, after tax reclassifications, after tax	—	(53)	(53)

Net current-period other comprehensive income/(loss)	15,988	(53)	15,935

Balance at April 30, 2014	$(122,566)	$(4,680)	$(127,246)

The effects on net loss of significant amounts reclassified out of each component of AOCI are summarized as follows:

		Three months ended April 30,
		2015	2014
Details about AOCI components	Affected line item on the consolidated statements of operations	Amount reclassified from AOCI	Amount reclassified from AOCI

Defined benefit plans:
Amortization of net actuarial gain	Staff costs	$75	$44
Amortization of prior service cost	Staff costs	(4)	4
Foreign currency translation	Staff costs	(16)	(122)

	Pretax income/(loss)	55	(74)
	(Benefit)/provision for income taxes	(20)	21

Total reclassification for the period	Net income/(loss)	$35	$(53)

Convertible Preference Shares. On March 4, 2014, the Company issued to an affiliate of its largest shareholder, P2 Capital, $175,000 of its Convertible Preference Shares. Included in temporary equity as of April 30, 2015, is $185,239, reflecting the issuance of $175,000, net of allocated issuance costs of $4,497, and the subsequent accrual of the dividends paid-in kind of $14,736. The Convertible Preference Shares rank senior to the Company’s ordinary shares with respect to dividend rights and rights upon the Company’s liquidation, winding-up and dissolution. The Company expects that dividends on the Convertible Preference Shares will be paid in kind quarterly. Such dividends started to accrue on June 1, 2014 and will continue until March 1, 2017 or the earlier conversion of the Convertible Preference Shares. The dividend rate is 7.0% for paid-in-kind dividends and 8% for cash dividends paid in the limited circumstances provided by the terms of the Convertible Preference Shares. The Convertible Preference Shares becomes convertible at any time at the holder’s option into the Company’s ordinary shares (or a combination of ordinary shares and cash in certain circumstances) as of September 5, 2014 based on an initial conversion price of $13.8671. The Company may, at its option, cause a mandatory conversion of the Convertible Preference Shares if the Company’s ordinary shares equal or exceed a certain closing price threshold over a specified trading period at any time following March 1, 2017. In addition, if certain specified fundamental changes occur prior to March 1, 2017, the holders of the Convertible Preference Shares will have the right to convert their Convertible Preferred Shares and be entitled to a fundamental change dividend make-whole amount. Until March 1, 2017, the holders of the Convertible Preference Shares have pre-emptive rights with respect to certain of the company’s equity securities for so long as they own a number of Convertible Preference Shares convertible into at least 6,309,896 ordinary shares.

NOTE 5.	Segment Reporting

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended April 30, 2015
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$622,757	$350,560	$—	$973,317

Purchased transportation costs	485,471	158,394	—	643,865
Staff costs	91,606	100,288	7,237	199,131
Depreciation	3,972	7,718	1,388	13,078
Amortization of intangible assets	6,631	781	—	7,412
Severance and other	2,428	2,296	290	5,014
Other operating expenses	43,736	71,113	8,800	123,649

Total operating expenses	633,844	340,590	17,715	992,149

Operating (loss)/income	$(11,087)	$9,970	$(17,715)	(18,832)

Interest income				5,622
Interest expense				(16,359)
Other expense, net				(71)

Pretax loss				(29,640)
Provision for income taxes				5,742

Net loss				(35,382)
Net loss attributable to non-controlling interests				(2,091)

Net loss attributable to UTi Worldwide Inc.				$(33,291)

Capital expenditures for property, plant and equipment	$5,417	5,428	25	$10,870

Capital expenditures for internally developed software	$—	110	2,203	$2,313

Segment assets	$1,125,571	601,221	236,379	$1,963,171

	Three months ended April 30, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total

Revenues	$683,870	$360,018	$—	$1,043,888

Purchased transportation costs	516,261	158,273	—	674,534
Staff costs	108,120	99,746	9,311	217,177
Depreciation	4,429	7,926	1,451	13,806
Amortization of intangible assets	6,051	948	—	6,999
Severance and other	568	79	—	647
Other operating expenses	47,246	79,371	7,378	133,995

Total operating expenses	682,675	346,343	18,140	1,047,158

Operating income/(loss)	$1,195	$13,675	$(18,140)	(3,270)

Interest income				4,688
Interest expense				(13,285)
Loss on debt extinguishment				(21,820)
Other expense, net				(120)

Pretax loss				(33,807)
Provision for income taxes				9,562

Net loss				(43,369)
Net income attributable to non-controlling interests				354

Net loss attributable to UTi Worldwide Inc.				$(43,723)

Capital expenditures for property, plant and equipment	$5,368	2,924	1	$8,293

Capital expenditures for internally developed software	$—	296	2,440	$2,736

Segment assets	$1,362,006	655,420	282,122	$2,299,548

For reporting purposes by segment, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services, including contract logistics services, are attributed to the country where the services are performed.

The following table shows long-lived assets attributable to specific countries:

	April 30, 2015	January 31, 2015
South Africa	$71,124	$73,972
United States	51,464	50,700
China	14,536	14,758
Spain	4,182	4,518
Israel	3,707	3,765
Germany	1,662	1,961
All others	43,531	45,849

Total	$190,206	$195,523

The following table shows revenues attributable to specific countries:

	Three months ended April 30,
	2015	2014

United States	$278,035	$293,464
South Africa	125,290	148,243
China	110,305	104,708
Germany	35,637	44,670
Israel	35,862	39,301
Spain	25,819	29,624
All others	362,369	383,878

Total	$973,317	$1,043,888

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended April 30,
	2015	2014
Revenues:
Airfreight forwarding	$294,778	$321,401
Ocean freight forwarding	242,298	263,132
Customs brokerage	44,523	44,327
Contract logistics	184,007	187,164
Distribution	144,888	146,858
Other	62,823	81,006

Total	$973,317	$1,043,888

Purchased transportation costs:
Airfreight forwarding	$231,093	$245,413
Ocean freight forwarding	213,361	219,048
Customs brokerage	12,454	11,008
Contract logistics	49,478	44,270
Distribution	101,749	103,784
Other	35,730	51,011

Total	$643,865	$674,534

NOTE 6.	Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total

Balance at January 31, 2015	$155,107	$127,465	$282,572
Foreign currency translation adjustment	(526)	(174)	(700)

Balance at April 30, 2015	$154,581	$127,291	$281,872

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company reviews goodwill and other intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. No impairment was recognized during the three months ended April 30, 2015. The Company’s accumulated goodwill impairment charge since its adoption of ASC 350 was $193,502 at April 30, 2015 and January 31, 2015, all of which is included in the Company’s Contract Logistics and Distribution segment.

Other Intangible Assets. Amortizable intangible assets at April 30, 2015 and January 31, 2015 relate primarily to software applications internally-developed by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at April 30, 2015 and January 31, 2015 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at April 30, 2015
Internally-developed software	$173,538	$(43,218)	$130,320	6.8
Client relationships	74,834	(64,190)	10,644	8.8
Non-compete agreements	150	(71)	79	4.6
Other	3,477	(3,477)	—	3.7

Total	$251,999	$(110,956)	$141,043

Balance at January 31, 2015
Internally-developed software	$171,307	$(37,495)	$133,812	6.8
Client relationships	74,186	(61,965)	12,221	8.8
Non-compete agreements	150	(63)	87	4.6
Other	3,442	(3,442)	—	3.8

Total	$249,085	$(102,965)	$146,120

The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years and thereafter ended January 31:

2016 (remainder)	$22,518
2017	28,700
2018	25,259
2019	23,385
2020	23,376
2021 and thereafter	17,805

The Company had $908 and $898 of intangible assets not subject to amortization at April 30, 2015 and January 31, 2015, respectively, related primarily to acquired trade names.

NOTE 7.	Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Three months ended April 30,
	2015	2014
Net cash paid for:
Interest	$9,960	$10,022
Make-whole payment	—	20,830
Income taxes	10,758	13,873
Non-cash activities:
Capital leases and other obligations to acquire assets	7,954	2,406
Net change to other obligations incurred to internally-developed software	—	(1,465)
2019 Notes original issuance discount	—	47,690
Dividends in-kind on Convertible Preference Shares payable in arrears	3,282	1,946

Limitations on dividends. UTi is a holding company that relies on dividends, distributions and advances from its subsidiaries to pay dividends on its ordinary shares and meet its financial obligations. The ability of UTi’ s subsidiaries to pay such amounts and UTi’ s ability to pay dividends and distributions to its shareholders are subject to restrictions including, but not limited to, applicable local laws and limitations contained in the Company’s bank credit facilities and long-term borrowings. Additionally, in general, UTi’s subsidiaries cannot pay dividends in excess of their retained earnings. Such laws, restrictions, and effects could limit or impede intercompany dividends and distributions, or the making of intercompany advances.

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

Industry-Wide Anti-Trust Investigations. On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $3,383 at April 30, 2015) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court and oral arguments before the EU’s General Court in Luxembourg were heard in October 2014.

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

Matters Related to the Fiscal 2015 Financing. On March 17, 2014, a putative securities class action lawsuit was filed against the Company and certain of its executives in the United States District Court for the Central District of California. As amended on September 5, 2014, the complaint, which is captioned Michael J. Angley, individually and on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner, Richard G. Rodick, Edward G. Feitzinger and Jeffrey W. Misakian, No. 2:14-cv-02066, generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the SEC between March 28, 2013 and February 26, 2014, material facts relating to the Company’s liquidity position, financial condition, financial covenants, financial systems and freight forwarding operating system. The complaint seeks unspecified damages and other relief. The Company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. All defendants moved to dismiss on November 4, 2014. At a hearing on June 2, 2015, the court stated its intent to issue an order granting the motion to dismiss, with leave for plaintiffs to amend.

In July 2014, the Company received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the Fiscal 2015 Refinancing. In September 2014, the Company received a similar subpoena directed to the members of the Audit Committee of the Board of Directors. In April 2015, the Company received a subpoena from the SEC requesting certain documents related to the material weakness in internal control over financial reporting and the revisions to prior period financial statements that were disclosed in the Company’s Form 10-K for the period ending January 31, 2015. The Company has been cooperating and intends to continue to cooperate with the SEC’s investigation.

NOTE 9.	Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended April 30,
	2015	2014

Service cost	$586	$499
Interest cost	345	467
Expected return on plan assets	(577)	(93)
Amortization of net actuarial loss	72	48

Total	$426	$921

The Company contributed approximately $416 and $461, respectively, to its defined benefit plans for the three months ended April 30, 2015 and 2014.

NOTE 10.	Share-Based Compensation

On June 8, 2009, the Company’s shareholders approved the 2009 Long Term Incentive Plan (2009 LTIP). The plan provides for the issuance of a variety of awards, including stock options, share appreciation rights (sometimes referred to as SAR), restricted shares, restricted share units (RSU), deferred share units and performance share units (PSU). A total of 6,250,000 shares were originally reserved for issuance under the 2009 LTIP, subject to adjustments as provided for in the plan.

In addition to the 2009 LTIP, at April 30, 2015, the Company had share-based compensation awards outstanding under the following plans: the 2004 Long Term Incentive Plan (2004 LTIP), the 2004 Non-Employee Directors Share Inventive Plan (2004 Directors Incentive Plan) and the 2000 Employee Share Purchase Plan (2000 ESPP). The Company generally grants awards during the first quarter of each fiscal year. Vesting of awards may occur over different periods, depending on the terms of the individual awards. PSUs will vest upon achievement of certain performance objectives at the end of the vesting period. Depending on the performance objectives achieved, each PSU may have a vesting rate up to 200%.

Since the adoption of the 2009 LTIP, no additional awards may be made pursuant to the 2004 LTIP. The 2004 Directors Incentive Plan terminated on June 25, 2014 and after such date; no additional awards can be made under this plan.

Under the 2000 ESPP, eligible employees may purchase shares of the Company’s stock at the end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25.

	Stock Options		Performance Share Units		Restricted Stock Units
2009 LTIP:	Shares Subject to Stock Options	Weighted Average Exercise Price	Performance Share Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value

Balance at February 1, 2015	636,996	$16.33	143,812	$10.04	2,575,494	$12.78
Granted	—	$—	408,856	$9.94	512,789	$9.41
Exercised / vested	—	$—	—	$—	(571,972)	$14.12
Cancelled / forfeited	—	$—	—	$—	(135,165)	$12.82

Balance at April 30, 2015	636,996	$16.33	552,668	$9.97	2,381,146	$11.73

	Stock Options
2004 LTIP:	Shares Subject to Stock Options	Weighted Average Exercise Price

Balance at February 1, 2015	788,031	$21.65
Granted	—	$—
Exercised / vested	—	$—
Cancelled / forfeited	(9,632)	$30.16

Balance at April 30, 2015	778,399	$21.54

	Restricted Stock Units
2004 Directors Incentive Plan:	Restricted Stock Units	Weighted Average Grant Date Fair Value

Balance at February 1, 2015	54,270	$9.95
Granted	—	$—
Vested	—	$—
Cancelled	—	$—

Balance at April 30, 2015	54,270	$9.95

In connection with its share-based compensation plans, the Company recorded approximately $1,851 and $3,385 of share-based compensation expense for the three months ended April 30, 2015 and 2014, respectively.

As of April 30, 2015, the Company had approximately $22,969 of unvested share-based compensation granted under all of the Company’s share-based compensation plans, which amounts will be expensed in full through April 2020.

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

Fiscal 2015 Refinancing. In March 2014, the Company completed a number of actions to address certain liquidity and covenant challenges (which actions are collectively referred to herein as the Fiscal 2015 Refinancing). These actions included, but were not limited to:

•	The completion of a private offering of our $400,000 principal amount of convertible senior notes due 2019 (which we refer to as the 2019 Notes).

•	The completion of a private offering of our Series A 7.0% Convertible Preference Shares (the Convertible Preference Shares) to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175,000.

•	Certain of the Company’s U.S. and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility) that provides commitments of up to $150,000.

•	The Company (i) repaid all of the $200,000 aggregate principal amount of our private placement notes issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of $20,830, (ii) refinanced indebtedness which was then outstanding under certain of our previously outstanding credit facilities and the Company terminated those credit facilities, and (iii) in connection with the termination of certain facilities, provided cash collateral of $33,742 for outstanding letters of credit and bank guarantees thereunder as of April 30, 2015.

Loss on debt extinguishment for the three months ended April 30, 2014, includes the make-whole payment of $20,830 paid to the holders of the 2013 Notes and a non-cash charge of $990 related to the acceleration of unamortized debt issuance costs related to the 2013 Notes and facilities extinguished as part of the Fiscal 2015 Refinancing.

The following table presents information about the Company’s borrowings under various bank lines of credit, letters of credit and other bank credit facilities as of April 30, 2015 (the table is in thousands). The table below does not include the Company’s outstanding indebtedness owed under its other short-term borrowings and its long-term borrowings. See “Other Short-Term Borrowings” and “Long-Term Borrowings” for additional information regarding such other indebtedness.

Bank Lines of Credit and Letters of Credit Facilities

	CitiBank Credit Facility(1)	Nedbank South African Facilities(2)	Other Facilities(3)	Total
Credit facility limit	$140,138	$57,462	$269,515	$467,115

Facility usage for cash withdrawals(4)	34,000	6,352	25,004	65,356
Letters of credit and guarantees outstanding	12,710	23,170	88,642	124,522

Total facility/usage	$46,710	$29,522	$113,646	$189,878

Available, unused capacity	$93,428	$27,940	$155,869	$277,237
Available for cash withdrawals	$93,428	$25,759	$152,435	$271,622

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (i) $150,000 or (ii) (a) the borrowing base calculation for the period less (b) letters of credit or guarantees outstanding less (c) outstanding cash withdrawals and reimbursement obligations. The average outstanding cash borrowings during the three months ended April 30, 2015 was $72,978.
(2)	In September 2014 the Company amended and restated its credit facility for its operations in South Africa (the South African Facilities Agreement), which currently provides for both: (i) a 680,000 ZAR revolving credit facility, which is comprised of a ZAR 380,000 working capital facility and a ZAR 300,000 letter of credit, guarantee, forward exchange contract and derivative instrument facility, and (ii) a ZAR 150,000 revolving asset-based finance facility, which consists of a capital lease line. Excluded from the table are amounts outstanding under the ZAR 150,000 revolving asset-based finance facility, which amounts are included under capital lease obligations on the Company’s consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $80,113 and $74,272 for the period ended April 30, 2015 and January 31, 2015, respectively.
(3)	Certain bank letters of credit and guarantees outstanding in this column are collateralized by the Company’s cash held as collateral. As of April 30, 2015, $33,742 of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreement.
(4)	Amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

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

The South African Facilities Agreement contains events of default and covenants, including, but not limited to, financial covenants, restrictions on certain types of activities and transactions, reporting covenants, cross defaults to other indebtedness and other terms, events of default and covenants typical of credit facilities. The South African Facilities

Agreement also provides for an uncommitted seasonal customs facility which may be made available to the South African obligors at a later date if requested by the South African obligors. In addition, the South African Facilities Agreement provides the South African obligors with an option to request that Nedbank increase its commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 400,000, subject to the approval of Nedbank and the satisfaction of certain conditions precedent. In May 2015, the South African Facilities Agreement was amended to exclude from the calculation of the Interest Cover Ratio covenant for the measurement period ending on July 31, 2015 the amount of ZAR 280,000 which relates to a previously disclosed impairment relating to an unpaid receivable owed by a client in South Africa that has entered into the South African equivalent of bankruptcy.

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

Other Short-term Borrowings. In addition to the Company’s lines of credit and letters of credit facilities from banks and other financial institutions, the Company also has a number of short-term borrowings issued by various parties not covered under the bank lines of credit described above. The total of such bank borrowings was $74,336 and $52,825, respectively, at April 30, 2015 and January 31, 2015.

In December 2014, the Company entered into a Parent Customer Agreement (the Customer Agreement) with Greensill Capital (UK) Limited (Greensill) and a Re-invoicing Service Agreement (the Re-invoicing Agreement) with Bramid Outsource Limited (an affiliate of Greensill and the Re-Invoicing Agent). The Service Agreement and the Re-invoicing Agreement are referred to herein collectively as the Greensill Financing Agreements. Pursuant to the Greensill Financing Agreements, the Company can submit written requests to the Re-Invoicing Agent pursuant to which the Company may receive an advance of funds to pay such invoices or to reimburse itself if the relevant invoice has already been paid. Greensill may elect, but has no obligation, to advance such funds to the Company on terms set forth in such offer and Greensill retains the right to evaluate each request submitted by the Company and may establish the terms of each advance at the time a request is submitted. If the Re-Invoicing Agent and Greensill choose to enter into a transaction, the Re-Invoicing Agent shall charge the Company a fee based on an annual rate of Libor plus 9.5%. The principal portion of such advance and the fee are due on the maturity of such advance which may vary by agreement between the parties, although the advances currently outstanding under the Greensill Financing Agreements must be repaid on the six month anniversary of the initial advancement of funds. Currently, advances of approximately $40,000 are due in five separate tranches during June 2015. The Company expects the full $40,000 to be extended for an additional six month period on substantially similar terms. As of the date of this filing, the Company is in the process of extending these tranches and it anticipates all advances will be extended by the end of June 2015. If any amount is not paid on the maturity date, the advance will continue to accrue interest at LIBOR plus 9.5%. Currently, our internal authorization for borrowings under the Greensill Financing Agreements is set at $100,000, although the Greensill Financing Agreements do not contain a commitment by Greensill to make any additional advances to us. As of April 30, 2015, we had a total of approximately $62,000 outstanding under the Greensill Financing Agreements.

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

Long-term Borrowings. The following table presents information about the Company’s indebtedness pursuant to its outstanding senior unsecured guaranteed notes and other long-term borrowings as of April 30, 2015:

	2019 Convertible Senior Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%

Balance at April 30, 2015:
Current portion of long-term borrowings	—	1,173	1,173
Long-term borrowings, excluding current portion	361,810	5,435	367,245

Total	$361,810	$6,608	$368,418

(1)	Amounts included in long-term borrowings as of the issuance date of the 2019 Notes, were initially reflected net of an initial discount of $47,690 reflecting the fair value of the conversion feature. The fair value of the conversion feature of the 2019 Notes has been bifurcated and presented in equity under common stock in the Company’s consolidated financial statements beginning in April 30, 2014. The amount included in long-term borrowings is accreting to the $400,000 redemption value using a discount rate of approximately 7.4%, which approximated the Company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2015 and January 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
Balance at April 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$175,939	$175,939	$—	$—
Forward exchange contracts	336	—	336	—

Total	$176,275	$175,939	$336	$—

Liabilities:
Forward exchange contracts	$11	$—	$11	$—

Total	$11	$—	$11	$—

Balance at January 31, 2015
Assets:
Cash and cash equivalents	$211,832	$211,832	$—	$—
Forward exchange contracts	—	—	—	—

Total	$211,832	$211,832	$—	$—

Liabilities:
Forward exchange contracts	$291	$—	$291	$—

Total	$291	$—	$291	$—

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

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of April 30, 2015 and 2014:

	April 30,
	2015	2014
Euro	$2,055	$7,379
U.S. Dollar	13,094	21,873
British Pound Sterling	651	1,452
All others	1,206	1,045

Total	$17,006	$31,749

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets and liabilities are included in trade receivables and payables, respectively. The Company had the following balances for foreign currency derivative assets and liabilities at April 30, 2015 and January 31, 2015:

	April 30, 2015	January 31, 2015
Foreign currency derivative assets	$336	$—
Foreign currency derivative liabilities	$11	$291

Net gains and losses on foreign currency derivatives as of April 30, 2015 and 2014 are as follows:

	Three months ended April 30,
	2015	2014
Net gains	$325	$51
Net losses	$—	$—

NOTE 14.	Severance and Other

The following table shows a summary of severance and other charges:

	Three months ended April 30,
	2015	2014
Employee severance costs	$2,984	$647
Facility exit costs and other	2,030	—

Total	$5,014	$647

Employee severance costs. Charges incurred for employee severance primarily relate to the January 2015 Reorganization as described below.

On January 21, 2015, the Company committed to a plan to simplify its leadership structure and to shift management of its freight forwarding business from four geographic regions to a global leadership structure managing 16 discrete geographic areas. We refer to these actions collectively as the January 2015 Reorganization. In connection with these actions, the Company reduced several leadership positions and eliminated various regional infrastructures. Following the January 2015 Reorganization, the Company continues to have two lines of businesses, Freight Forwarding and Contract Logistics and Distribution. The activities related to the January 2015 Reorganization are substantially complete.

Facility exit costs and other. Facility exit costs and other for the first quarter of fiscal 2016, includes $2,030 related to the impairment of certain assets of a consolidated joint venture in the Company’s Contract Logistics and Distribution segment, which the Company expects to exit before the end of fiscal 2016. The charge was primarily related to an impairment charge related to fixed assets of $1,165. Also included in the charge were impairments to accounts receivable and prepaid assets of $565 and $300, respectively. Total accounts receivable, inventories, and accounts payable related to the consolidated joint venture are $14,791, $8,318, and $12,753, respectively.

Employee severance and other costs by segment are as follows:

	Three months ended April 30,
	2015	2014
Freight Forwarding	$2,428	$568
Contract Logistics and Distribution	2,296	79
Corporate	290	—

Total	$5,014	$647

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “UTi” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a consolidated entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements, Uncertainties and Other Factors

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report which address activities, events or developments that the company expects or anticipates will or may occur in the future are forward-looking statements. These statements are based on certain assumptions and analyses made by the company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” “projects,” or “continue” and other similar expressions or the negative of these terms or other comparable terms. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K), those discussed elsewhere in this Quarterly Report, and the following: the company has incurred losses the last three fiscal years and such losses may continue; the company’s ability to maintain sufficient liquidity and capital resources to fund its business and to generate sufficient cash to service its debt and other obligations; the company’s ability to refinance its indebtedness when it comes due; risks associated with the company’s clients, including delays or the inability by such clients to pay the company; dilution caused by the conversion of the company’s Convertible Preference Shares issued March 2014 (Convertible Preference Shares) and 4.50% Convertible Senior Notes due 2019 issued in March 2014 (2019 Notes); volatility with respect to global trade; global economic, political and market conditions and unrest, including those in Africa, Asia Pacific and Europe; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in interest and foreign exchange rates, particularly with respect to the South African rand and the euro; material interruptions in transportation services; risks of international operations; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of investigations by the governments of Brazil and Singapore into the international air freight and air cargo transportation industry; risks associated with the pending class action lawsuit and the pending investigation by the Securities and Exchange Commission (SEC); risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the company’s ability to retain clients while facing increased competition; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the impact of changes in the company’s effective tax rates; the company’s ability to maintain effective disclosure controls and procedures and effective internal control over financial reporting; the other risks and uncertainties described herein and in the company’s other filings with the SEC; and other factors outside the company’s control. All forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report. All of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the company or its business or results of operations. The company does not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of the our Annual Report on Form 10-K) and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.

Overview

We are an international, non-asset-based supply chain services and solutions company that provides airfreight and ocean freight forwarding, contract logistics, customs brokerage, distribution, inbound logistics, truckload brokerage and other supply chain management services. We serve our clients through a worldwide network of freight forwarding offices and contract logistics and distribution centers.

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

January 2015 Reorganization. In January 2015, we committed to a plan to simplify our leadership structure and to shift management of our freight forwarding business from four geographic regions to a global leadership structure managing 16 discrete geographic areas. We refer to this reorganization as the January 2015 Reorganization. In connection with the January 2015 Reorganization, we eliminated several leadership positions and no longer maintain regional infrastructures. Following the January 2015 Reorganization, we continue to have two lines of business, freight forwarding and contract logistics and distribution. We recorded total charges of $11.3 million in connection with the January 2015 Reorganization relating to one-time employee termination benefits, including severance benefits and other employee expenses. Of such charges, $3.0 million were incurred during the first quarter of fiscal year 2016. The activities related to the January 2015 Reorganization were substantially complete as of the end of the first quarter of fiscal 2016.

Effect of Foreign Currency Translation on Comparison of Results. Our reporting currency is the U.S. dollar. However, due to our global operations, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes is affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower revenues reported; however, as applicable costs are also converted from these currencies, costs would also be lower. Similarly, the opposite effect occurs if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are denominated in each country’s local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net carrying value of our assets. These translation effects are included as a component of accumulated other comprehensive income or loss in shareholders’ equity. We have historically not attempted to hedge this equity risk and, except as provided above, we cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

In order to enhance the ability of investors to analyze our performance over comparable periods, we have provided in certain instances comparative information and variances excluding the impact of these foreign currency fluctuations. This information is among the information we use as a basis for evaluating our performance on a comparable basis over time, in allocating resources and in planning and forecasting of future periods. This information, however, is not intended to be considered in isolation or as a substitute for, or superior to, the relevant measures prepared and presented in accordance with U.S. GAAP, which are also presented. We calculate the effects of foreign currency fluctuations by subtracting (i) our current-period financial results as reported in local currencies, translated at current-period foreign currency exchange rates, from (ii) our current-period financial results as reported in local currency, as translated at the prior-period foreign currency exchange rates.

Acquisitions. We did not complete any acquisitions during the three months ended April 30, 2015 and 2014, respectively.

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

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2015, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, on file with the SEC. Our unaudited consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

For segment reporting purposes by airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed. Our revenues and operating income by operating segment for the first quarter of fiscal years 2016 and 2015, along with the dollar amount of the changes and the percentage changes between the time periods shown, are set forth in the following tables (in thousands):

Three months ended April 30, 2015 compared to three months ended April 30, 2014

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended April 30, 2015 compared to the three months ended April 30, 2014:

Freight Forwarding

	Freight Forwarding Three months ended April 30,
	2015	2014	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$294,778	$321,401	$(26,623)	(8)%
Ocean freight forwarding	242,298	263,132	(20,834)	(8)
Customs brokerage	44,523	44,327	196	—
Other	41,158	55,010	(13,852)	(25)

Total revenues	622,757	683,870	(61,113)	(9)

Purchased transportation costs:
Airfreight forwarding	231,093	245,413	(14,320)	(6)
Ocean freight forwarding	213,361	219,048	(5,687)	(3)
Customs brokerage	12,454	11,008	1,446	13
Other	28,563	40,792	(12,229)	(30)

Total purchased transportation costs	485,471	516,261	(30,790)	(6)

Net revenues:
Airfreight forwarding	63,685	75,988	(12,303)	(16)
Ocean freight forwarding	28,937	44,084	(15,147)	(34)
Customs brokerage	32,069	33,319	(1,250)	(4)
Other	12,595	14,218	(1,623)	(11)

Total net revenues	137,286	167,609	(30,323)	(18)

Yields:
Airfreight forwarding	21.6%	23.6%
Ocean freight forwarding	11.9%	16.8%

Staff costs	91,606	108,120	(16,514)	(15)
Depreciation	3,972	4,429	(457)	(10)
Amortization of intangible assets	6,631	6,051	580	10
Severance and other	2,428	568	1,860	327
Other operating expenses	43,736	47,246	(3,510)	(7)

Operating (loss)/income	$(11,087)	$1,195	$(12,282)	(1,028)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $26.6 million, or 8%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $1.9 million, or 1%, compared to the corresponding prior year period. The results of the company’s segments when reported in U.S. dollars were adversely impacted by a strengthening of the U.S. dollar against the euro and South African rand compared to the exchange rates in effect in the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, a decrease of $13.5 million was attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms), which decrease was partially offset by an increase of $11.6 million caused by an increase of our selling rates.

Airfreight forwarding volumes decreased 4% for the three months ended April 30, 2015, compared to the corresponding prior year period. On a sequential basis, airfreight tonnage improved 1% for the first quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015.

Airfreight forwarding net revenues decreased $12.3 million, or 16%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $6.3 million, or 8%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $6.3 million decrease in airfreight forwarding net revenues when calculated on a basis which excludes the effects of foreign currency fluctuations was caused by a $3.4 million decrease attributable to a decrease both in our selling rates and carrier rates and a $2.9 million decrease attributable to a decrease in airfreight forwarding volumes.

Airfreight yields for the three months ended April 30, 2015 decreased approximately 200 basis points to 21.6% compared to 23.6% for the corresponding prior year period. On a sequential basis, airfreight yields of 21.6% for the first quarter of fiscal 2016 were 350 basis points higher when compared to airfreight yields of 18.1% for the fourth quarter of fiscal 2015.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $20.8 million, or 8%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues increased $2.1 million, or 1%. When the effects of foreign currency fluctuations are excluded, an increase of $19.0 million was attributable to higher selling rates caused in part by higher carrier rates, which increase was partially offset by a decrease of $16.9 million caused by a slight decrease on ocean freight volumes. Ocean freight volumes (which we measure in terms of TEUs) decreased 6% during the three months ended April 30, 2015 compared to the corresponding prior year period. On a sequential basis, ocean freight tonnage decreased 2% for the first quarter of fiscal 2016 compared to the fourth quarter of fiscal 2015.

Ocean freight forwarding net revenues decreased $15.1 million, or 34%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues decreased $12.1 million, or 28%. The $12.1 million decrease in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by a decrease of $10.1 million caused by less favorable buying rates which was only partially offset by slightly increased selling rates, and a decrease of $2.0 million attributable to decreased ocean freight volumes. Ocean freight yields for the three months ended April 30, 2015, decreased 490 basis points to 11.9% compared to 16.8% for the corresponding prior year period. On a sequential basis, ocean freight yields of 11.9% for the first quarter of fiscal 2016 were 320 basis points higher when compared to yields of 8.7% for the fourth quarter of fiscal 2015.

Customs Brokerage and Other. Customs brokerage revenues were consistent for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues increased $5.2 million, or 12%. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $13.9 million, or 25%, for the three months ended April 30, 2015, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $8.7 million, or 16%.

Customs brokerage net revenues were consistent for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues increased $2.4 million, or 7%. Other freight forwarding related net revenues decreased $1.6 million, or 11%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding net revenues decreased $0.4 million, or 3%.

Staff Costs. Staff costs in our Freight Forwarding segment decreased $16.5 million, or 15%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment decreased $7.5 million, or 7%. As a percentage of our Freight Forwarding segment revenues, staff costs were 15% for the three months ended April 30, 2015 compared to 16% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven more by changes in total shipment counts rather than changes in volumes. The number of airfreight shipments declined 6% for the three months ended April 30, 2015 compared to the corresponding prior year period, which decline was offset by a 6% increase in the number of ocean freight shipments during the same period.

Amortization of intangible assets. Amortization of intangible assets increased $0.6 million for the three months ended April 30, 2015, compared to the corresponding prior year period, in part because of increased amortization due to the implementation of our new freight forwarding system, which we refer to as 1View.

Severance and Other. During the three months ended April 30, 2015 and 2014, we incurred severance and other costs in the Freight Forwarding segment of approximately $2.4 million and $0.6 million, respectively, comprised primarily of severance charges. Our January 2015 Reorganization contributed to the majority of the costs incurred for the three months ended April 30, 2015. The severance charges for the previous period were related to our business transformation initiatives, which included redefining business processes, developing 1View and rationalizing business segments to a more common organizational structure on a worldwide basis.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment decreased $3.5 million, or 7%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $2.2 million, or 5%.

Contract Logistics and Distribution

	Contract Logistics and Distribution
	Three months ended April 30,
	2015	2014	Change Amount	Change Percentage
Revenues:
Contract logistics	$184,007	$187,164	$(3,157)	(2)%
Distribution	144,888	146,858	(1,970)	(1)
Other	21,665	25,996	(4,331)	(17)

Total revenues	350,560	360,018	(9,458)	(3)

Purchased transportation costs:
Contract logistics	49,478	44,270	5,208	12
Distribution	101,749	103,784	(2,035)	(2)
Other	7,167	10,219	(3,052)	(30)

Total purchased transportation costs	158,394	158,273	121	—

Staff costs	100,288	99,746	542	1
Depreciation	7,718	7,926	(208)	(3)
Amortization of intangible assets	781	948	(167)	(18)
Severance and other	2,296	79	2,217	2,806
Other operating expenses	71,113	79,371	(8,258)	(10)

Operating income	$9,970	$13,675	$(3,705)	(27)%

Contract Logistics. Contract logistics revenues decreased $3.2 million, or 2%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $10.8 million, or 6%. The increase was due to increased logistics volumes in the Americas and Africa regions over the comparative periods.

Contract logistics purchased transportation costs increased $5.2 million, or 12%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics purchased transportation costs increased $8.3 million, or 19%, which increase was caused primarily by an increase of logistics volumes, including an increase of $3.0 million related to increased materials sourcing costs. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements.

Distribution. Distribution revenues decreased $2.0 million, or 1%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues increased $1.2 million, or 1%. Client volumes in our Africa and Americas regions were consistent with the comparable period.

Distribution purchased transportation costs decreased $2.0 million, or 2%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs decreased $0.9 million, or 1%.

Other. Other contract logistics and distribution revenues decreased $4.3 million, or 17%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $1.1 million, or 4%. Other contract logistics and distribution purchased transportation costs decreased $3.1 million, or 30%, for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution purchased transportation costs decreased $1.4 million, or 14%.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment increased $0.5 million for the three months ended April 30, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment increased $7.3 million, or 7%, due to new business and increased logistics volumes.

Severance and Other. During the three months ended April 30, 2015 we incurred severance and other costs in our Contract Logistics and Distribution segment of approximately $2.3 million, comprised primarily of a charge for the impairment of assets due to a joint venture we intend to exit prior to the end of fiscal 2016.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment decreased $8.3 million, or 10%, compared to the corresponding period year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment decreased $1.8 million, or 2%.

Corporate

Staff Costs. Staff costs at corporate decreased $2.1 million, or 22%, for the three months ended April 30, 2015, compared to the corresponding prior year period. The decrease was primarily attributable to the January 2015 Reorganization.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities and our outstanding notes. Interest income was $5.6 million and $4.7 million for the three months ended April 30, 2015 and 2014, respectively. Interest expense was $16.4 million and $13.3 million for the three months ended April 30, 2015 and 2014, respectively. The increase of interest expense is attributable to higher effective interest rates associated with our outstanding indebtedness and increased amortization of debt issuance costs.

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

Provision for Income Taxes. Our provision for income taxes for the three months ended April 30, 2015 was $5.7 million on a pretax loss of $29.6 million resulting in an effective tax rate of negative 19.4%. For the three months ended April 30, 2014, we recorded a tax provision of $9.6 million on a pretax loss of $33.8 million. The $3.8 million decrease in the provision for income taxes in absolute dollars was primarily attributable to decreased profitability in tax paying jurisdictions.

Net (Loss)/Income Attributable to Non-Controlling Interests. Net loss attributable to non-controlling interests was $2.1 million for the three months ended April 30, 2015, compared to net income attributable to non-controlling interests of $0.4 million for the corresponding prior year period.

	Three months ended April 30,
	2015	2014
Revenues:
Airfreight forwarding	$294,778	$321,401
Ocean freight forwarding	242,298	263,132
Customs brokerage	44,523	44,327
Contract logistics	184,007	187,164
Distribution	144,888	146,858
Other	62,823	81,006

Total	$973,317	$1,043,888

Purchased transportation costs:
Airfreight forwarding	$231,093	$245,413
Ocean freight forwarding	213,361	219,048
Customs brokerage	12,454	11,008
Contract logistics	49,478	44,270
Distribution	101,749	103,784
Other	35,730	51,011

Total	$643,865	$674,534

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues:

	Three months ended April 30,
	2015	2014
Revenues:
Airfreight forwarding	30%	31%
Ocean freight forwarding	25	25
Customs brokerage	5	4
Contract logistics	19	18
Distribution	15	14
Other	6	8

Total revenues	100	100

Purchased transportation costs:
Airfreight forwarding	24	24
Ocean freight forwarding	22	21
Customs brokerage	1	1
Contract logistics	5	4
Distribution	10	10
Other	4	5

Total purchased transportation costs	66	65

Staff costs	20	21
Depreciation	1	1
Amortization of intangible assets	1	1
Severance and other	1	*
Other operating expenses	14	14

Total operating expenses	103	102

Operating loss	(3)	(2)
Interest income	1	*
Interest expense	(2)	(1)
Loss on debt extinguishment	*	(2)
Other expense, net	*	*

Pretax loss	(4)	(6)
Provision for income taxes	1	*

Net loss	(5)	(6)
Net (loss)/income attributable to non-controlling interests	*	*

Net loss attributable to UTi Worldwide Inc.	(5)%	(6)%

*	Less than one percent.

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

Exchange control laws and regulations. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our parent holding company. We believe that as of April 30, 2015 total net assets which may not be transferred to us in the form of loans, advances, or cash dividends by our subsidiaries without the consent of a third party were approximately 13% of our consolidated total net assets as of the end of the most recent fiscal year.

Client agreements involving cash. We have entered into agreements with certain of our South African pharmaceutical distribution clients specifying the use of designated cash accounts for receivables collections from the end-recipients. In these circumstances, pursuant to the agreements with our clients and for a nominal fee, we manage our clients’ collections and cash application functions, under credit terms and conditions mandated by our clients. Under these arrangements, we bill the end-recipients of the products we distribute from our warehouses on behalf of our clients. We are not obligated to remit cash receipts to our clients until such billings are recovered by us and we typically remit such billings to our clients within two to seven days subsequent to our receipt of cash from the end recipients. Although the company is required under these contracts to use such cash accounts for cash activity related to these clients, the company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $31.7 million and $34.9 million at April 30, 2015 and January 31, 2015, respectively, and are included in cash and cash equivalents, with corresponding liabilities included in accounts payable, in the accompanying consolidated balance sheets. These activities do not have a material impact on the company’s liquidity requirements.

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

As of April 30, 2015, our cash and cash equivalents totaled $175.9 million, representing a decrease of $35.9 million from January 31, 2015, the reasons for which are discussed below.

	Three months ended April 30,
	2015	2014
	(Unaudited)

Net cash flow (used in)/provided by:
Operating activities	$(75,357)	$(122,137)
Investing activities	(8,566)	(57,579)
Financing activities	49,615	177,437
Effect of foreign exchange rate changes on cash and cash equivalents	(1,585)	4,778

Net (decrease)/increase in cash and cash equivalents	$(35,893)	$2,499

Cash Used In Operating Activities. Cash used in operating activities for the three months ended April 30, 2015 and 2014 was $75.4 million and $122.1 million, respectively. Cash provided by or used in operating activities is highly dependent on changes in operating assets and liabilities which are driven by timing differences in cash receipts and payments. As a result, we believe it is also useful to compare cash flows from operations, apart from these effects. Such comparison is as follows:

	Three months ended April 30,
	2015	2014
	(Unaudited)

Net cash used in operating activities:
Net loss	$(35,382)	$(43,369)

Adjustments to reconcile net loss to net cash used in operating activities
Make-whole payment	—	20,830
Non-cash adjustments	25,786	29,594

Total adjustments	25,786	50,424

Total results of operations, after cash and non-cash adjustments to net loss	(9,596)	7,055

Changes in operating assets and liabilities	(65,761)	(129,192)

Net cash flow used in operating activities	$(75,357)	$(122,137)

Accounts receivable and accounts payable are impacted by items included in revenue and expenses, respectively, and also by billings and disbursements of pass-through items for customs duties and taxes, which are not included in revenue and expense on our consolidated statements of operations. Variances of customs duties and taxes are primarily attributable to variances in the number of clearances and the value of goods imported over the comparable periods. A roll forward schedule of such activity for the first quarter of fiscal years ended 2016 and 2015, respectively, is below:

Trade Receivables	Three months ended April 30,
	2015	2014

Beginning balance	$887,084	$972,177

Billings:
Revenues	973,317	1,043,888
Billings for pass-through items	821,287	1,024,941

Gross billings	1,794,604	2,068,829
Amounts collected	(1,759,137)	(1,933,816)

Net cash outflow from billings and collections	35,467	135,013
Foreign currency translation and other	(3,993)	19,697

Ending balance	$918,558	$1,126,887

Trade Payables	Three months ended April 30,
	2015	2014

Beginning balance	$500,853	$562,095

Purchased transportation costs:
Purchased transportation costs	643,865	674,534
Disbursements for pass-through items	821,287	1,024,941

Total accruals	1,465,152	1,699,475
Amounts disbursed	(1,488,430)	(1,727,038)

Net cash (outflow)/inflow from accruals and payments	(23,278)	(27,563)
Foreign currency translation and other	(3,970)	15,350

Ending balance	$473,605	$549,882

Cash Used in Investing Activities. Cash used in investing activities during the first quarter of fiscal 2016 was $8.6 million, as compared to $57.6 million of cash used in investing activities during the first quarter of fiscal 2015. During the first quarter of fiscal 2016, we used $2.3 million of cash for software development and $2.9 million for other capital expenditures, consisting primarily of computer hardware and furniture, fixtures and equipment. This compares to cash used for software development of $4.2 million and cash used for other capital expenditures of $5.9 million during the same quarter of last year. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. We currently expect to incur an aggregate of approximately $35.0 million to $45.0 million for cash capital expenditures during fiscal 2016.

In connection with the Fiscal 2015 Refinancing, described below, during the first quarter of fiscal 2015 certain facilities were terminated and we provided cash collateral in the amount of $50.0 million to secure the letters of credit and bank guarantees which were outstanding thereunder and which facilities remain outstanding as of April 30, 2015. The usage of such cash is restricted pursuant to applicable agreements. For the first quarter ended April 30, 2015, the required amount of cash collateral had a net increase of $4.7 million based on the letters of credit and bank guarantees that remain outstanding as of quarter end.

Cash Provided by Financing Activities. Cash provided by financing activities during the first quarter of fiscal 2016 was $49.6 million, as compared to $177.4 million, cash provided by financing activities during the first quarter of fiscal 2015. Our financing activities during the first quarter of fiscal 2016 included (i) net borrowings from bank lines of credit and other revolving lines of credit of $77.8 million and (ii) an increase in other short-term borrowings of $21.4 million. Such borrowings were partially offset by (i) repayments of bank lines of credit and long-term borrowings of $44.9 million; (ii) repayments of capital lease obligations of $3.5 million; and (iii) other net usages of $1.1 million.

Our financing activities during the first quarter of fiscal 2015 included (i) proceeds from the issuance of long-term borrowings of $403.0 million and (ii) proceeds from the issuance of Convertible Preference Shares of $175.0 million. In connection with the Fiscal 2015 Refinancing, we completed a private offering of our 2019 Notes in the principal amount of $400.0 million and a private offering of our Convertible Preference Shares in the principal amount of $175.0 million. After deducting fees and allocated expenses, we received net cash proceeds of $556.6 million from the Fiscal 2015 Refinancing. Such borrowings were offset by (i) repayments of long-term borrowings of $202.1 million and (ii)

combined debt and equity issuance costs of $24.7 million. As part of the Fiscal 2015 Refinancing, we repaid all of the $200.0 million aggregate principal amount of our previously outstanding notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of $20.8 million.

Other financing activities during the first quarter of fiscal 2015 included borrowings from bank lines of credit of $57.6 million; offset by (i) net repayments of bank lines of credit and other revolving lines of credit of $203.5 million; (ii) a decrease in short-term borrowings of $1.0 million; (iii) repayments of capital lease obligations of $4.4 million; and (iv) other net usages of $1.7 million.

Credit Facilities; Other Short-Term Borrowings; Long-Term Borrowings

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

Fiscal 2015 Refinancing. In March 2014 we undertook the following steps to address the liquidity and covenant challenges which we were then experiencing (we refer to these steps collectively as the Fiscal 2015 Refinancing). These steps included, but were not limited to:

•	We completed a private offering of our $400.0 million principal amount of convertible senior notes due 2019 (which we refer to as the 2019 Notes). After deducting fees and expenses, we received net proceeds from the offering of the 2019 Notes of $386.1 million.

•	We completed a private offering of our Series A 7.0% Convertible Preference Shares (the Convertible Preference Shares) to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175.0 million. We currently expect that dividends on the Convertible Preference Shares will be paid in kind quarterly starting on June 1, 2014 until March 1, 2017. The dividend rate is 7.0% for pay-in-kind dividends and 8.0% for cash dividends in the limited circumstances provided by the terms of the Convertible Preference Shares. For additional information regarding the terms of the Convertible Preference Shares, see Note 4 of the Notes to Financial Statements contained in Part I of this Form 10-Q.

•	Certain of our U.S. and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility) that provides commitments of up to $150.0 million, as more fully described below.

•	We (i) repaid all of the $200.0 million aggregate principal amount of our private placement notes which we issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of approximately $20.8 million non-cash charge of $1.0 million related to the acceleration of unamortized debt issuance costs , (ii) refinanced indebtedness which was then outstanding under certain of our previously outstanding credit facilities and terminated those credit facilities, and (iii) in connection with the termination of certain facilities, provided cash collateral of approximately $33.7 million for outstanding letters of credit and bank guarantees thereunder.

In connection with the Fiscal 2015 Refinancing, the 2011 Royal Bank of Scotland (2011 RBS Facility) and certain other facilities were terminated in March 2014 and we provided cash collateral to secure the letters of credit and bank guarantees which were outstanding thereunder and which remain outstanding as of April 30, 2015. As of April 30, 2015, $33.7 million of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreements. Continuing after the completion of the Fiscal 2015 Refinancing, we had, and we continue to maintain, the South African Facilities Agreement and various other bank lines of credit and letters of credit facilities. In addition to such bank lines of credit, in fiscal 2015 we started borrowing short-term advances under our financing agreements with Greensill Capital (UK) Limited (Greensill) to help us fund our working capital requirements. See “Other Short Term Borrowings” below for a description of such arrangement.

The following table presents information about our borrowings under various bank lines of credit, letters of credit and other bank credit facilities as of April 30, 2015 (the table is in thousands). The table below does not include our outstanding indebtedness owed under our other short-term borrowings and our long-term borrowings. See “Other Short-Term Borrowings” and “Long-Term Borrowings” for additional information regarding such other indebtedness.

Bank Lines of Credit and Letters of Credit Facilities

	CitiBank Credit Facility(1)	Nedbank South African Facilities(2)	Other Facilities(3)	Total
Credit facility limit	$140,138	$57,462	$269,515	$467,115

Facility usage for cash withdrawals(4)	34,000	6,352	25,004	65,356
Letters of credit and guarantees outstanding	12,710	23,170	88,642	124,522

Total facility/usage	$46,710	$29,522	$113,646	$189,878

Available, unused capacity	$93,428	$27,940	$155,869	$277,237
Available for cash withdrawals	$93,428	$25,759	$152,435	$271,622

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (a) $150.0 million or (ii) (a) the borrowing base calculation for the period less (b) letters of credit or guarantees outstanding and (c) outstanding cash withdrawals and reimbursement obligations. The average outstanding cash borrowings during the three months ended April 30, 2015 was $73.0 million.
(2)	In September 2014 we amended and restated our credit facility for our operations in South Africa (the South African Facilities Agreement), which currently provides for both: (i) a 680.0 million ZAR revolving credit facility, which is comprised of a ZAR 380.0 million working capital facility and a ZAR 300.0 million letter of credit, guarantee, forward exchange contract and derivative instrument facility, and (ii) a ZAR 150.0 million revolving asset-based finance facility, which consists of a capital lease line. Excluded from the table are amounts outstanding under the ZAR 150.0 million revolving asset-based finance facility, which amounts are included under capital lease obligations on our consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $80.1 million and $74.3 million for the period ended April 30, 2015 and January 31, 2015, respectively.
(3)	Certain bank letters of credit and guarantees outstanding in this column are collateralized by our cash held as collateral. As of April 30, 2015, $33.7 million of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreement.
(4)	Certain amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the company’s subsidiaries.

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

The South African Facilities Agreement contains events of default and covenants, including, but not limited to, financial covenants, restrictions on certain types of activities and transactions, reporting covenants, cross defaults to other indebtedness and other terms, events of default and covenants typical of credit facilities. The South African Facilities Agreement also provides for an uncommitted seasonal customs facility which may be made available to the South African obligors at a later date if requested by the South African obligors. In addition, the South African Facilities Agreement provides the South African obligors with an option to request that Nedbank increase its commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 400.0 million, subject to the approval of Nedbank and the satisfaction of certain conditions precedent. In May 2015, the South African Facilities Agreement was amended to exclude from the calculation of the Interest Cover Ratio covenant for the measurement period ending on July 31, 2015, the amount of ZAR 280.0 million which relates to a previously disclosed impairment relating to an unpaid receivable owed by a client in South Africa that has entered into the South African equivalent of bankruptcy.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of April 30, 2015, the value of these contingent liabilities was $24.5 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $11.1 million were included in bank lines of credit on our balance sheet at April 30, 2015.

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

The maximum and average borrowings against all of our bank lines of credit during the first quarter of fiscal 2016 were $206.5 million and $172.8 million, respectively. The maximum and average borrowings against all of our bank lines of credit during the first quarter of fiscal 2015 were $334.8 million and $248.9 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements due to requirements to fund customs duties and taxes, changes in accounts receivable and payable, and other working capital requirements.

Other Short-term Borrowings. In addition to our lines of credit and letters of credit facilities from banks and other financial institutions, we also have a number of short-term borrowings issued by various parties not described above. The total of such borrowings at April 30, 2015 and January 31, 2015, were $74.3 million and $52.8 million, respectively.

On December 2014, we entered into a Parent Customer Agreement (the Customer Agreement) with Greensill and a Re-invoicing Service Agreement (the Re-invoicing Agreement) with Bramid Outsource Limited (an affiliate of Greensill and the Re-Invoicing Agent). The Service Agreement and the Re-invoicing Agreement are referred to herein collectively as the Greensill Financing Agreements. Pursuant to the Greensill Financing Agreements, we may submit written requests to the Re-Invoicing Agent pursuant to which we may receive an advance of funds to pay such invoices or to reimburse ourselves if the relevant invoice has already been paid. Greensill may elect, but has no obligation, to advance such funds to us on terms set forth in such offer and Greensill retains the right to evaluate each request submitted by us and may establish the terms of each advance at the time a request is submitted. The Greensill Financing Agreements do not contain a commitment by Greensill as to any particular level of advances to be made to us. If the Re-Invoicing Agent and Greensill choose to enter into a transaction, the Re-Invoicing Agent shall charge us a fee based on an annual rate of Libor plus 9.5%. The principal portion of such advance and the fee are due on the maturity of such advance which may vary by agreement between the parties, although the advances currently outstanding under the Greensill Financing Agreements must be repaid on the six month anniversary of the initial advancement of funds. Currently, advances under the Greensill Financing Agreements of approximately $40.0 million are due in five separate tranches during June 2015. We currently expect the full $40.0 million to be extended for an additional six month period on substantially similar terms. As of the date of this filing, we are in the process of extending these tranches and we anticipate all advances will be extended by the end of June 2015. If any amount is not paid on the maturity date, the advance will continue to accrue interest at LIBOR plus 9.5%. Currently, our internal authorization for borrowings under the Greensill Financing Agreements is set at $100.0 million, although the Greensill Financing Agreements do not contain a commitment by Greensill to make any additional advances to us. As of April 30, 2015, we had a total of approximately $62.0 million outstanding under the Greensill Financing Agreements.

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

Long-term Borrowings. The following table presents information about the company’s indebtedness pursuant to its 2019 Notes and other long-term borrowings as of April 30, 2015:

	2019 Convertible Senior Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%

Balance at April 30, 2015:
Current portion of long-term borrowings	—	1,173	1,173
Long-term borrowings, excluding current portion	361,810	5,435	367,245

Total	$361,810	$6,608	$368,418

(1)	The fair value of the 2019 Notes has been bifurcated and presented in equity under common stock in the company’s consolidated financial statements beginning in April 30, 2014. The amount included in long-term borrowings is accreting to the $400.0 million redemption value using a discount rate of approximately 7.4%, which approximated the company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. There have been no significant changes in our critical accounting estimates during the first three months of fiscal 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of April 30, 2015, there had been no material changes to our exposure to market risks since January 31, 2015, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 on file with the SEC. For a discussion of our market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 4.	Controls and Procedures

“Disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including each of its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of April 30, 2015. In our Annual Report on Form 10-K for the year ended January 31, 2015, we concluded that our disclosure controls and procedures were ineffective as of January 31, 2015, solely due to a material weakness in internal control over financial reporting. This material weakness relates to our centralized process for certain activity recorded through our freight forwarding receivable and payable clearing accounts. As a result, underlying controls related to freight forwarding receivables, payables, revenues and purchased transportation cost accounts were not operating effectively. This material weakness is described more fully in our Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related Report of Independent Registered Public Accounting Firm, which are contained in Item 15 of Part IV of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. Furthermore based upon our evaluation (which evaluation included our Chief Executive Officer and Chief Financial Officer) as of April 30, 2015, our management (which included our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were ineffective as of April 30, 2015, due solely to the material weakness in our internal control over financial reporting described above and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Industry-Wide Anti-Trust Investigation. On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $3.4 million at April 30, 2015) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court and oral arguments were heard in October 2014.

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

Matters Related to the Fiscal 2015 Financing. On March 17, 2014, a putative securities class action lawsuit was filed against us and certain of our executives in the United States District Court for the Central District of California. As amended on September 5, 2014, the complaint, which is captioned Michael J. Angley, individually and on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner, Richard G. Rodick, Edward G. Feitzinger and Jeffrey W. Misakian, No. 2:14-cv-02066, generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the SEC between March 28, 2013 and February 26, 2014, material facts relating to our liquidity position, financial condition, financial covenants, financial systems and freight forwarding operating system. The complaint seeks unspecified damages and other relief. The company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. All defendants moved to dismiss on November 4, 2014. At a hearing on June 2, 2015, the court stated its intent to issue an order granting the motion to dismiss, with leave for plaintiffs to amend.

In July 2014, we received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the Fiscal 2015 Refinancing. In September 2014, we received a similar subpoena directed to the members of the Audit Committee of the Board of Directors. In April 2015, we received a subpoena from the SEC requesting certain documents related to the material weakness in internal control over financial reporting and the revisions to prior period financial statements that were disclosed in our Form 10-K for the period ending January 31, 2015. We have been cooperating and intend to continue to cooperate with the SEC’s investigation.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes to the risk factors as disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC. The disclosures in our Annual Report on Form 10-K and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.1	Amendment and Restatement Agreement, as of September 5, 2014, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited, with attached Amended and Restated Facilities Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 000-31869), filed September 11, 2014)

10.2	Amended and Restated Employment Agreement of Richard G. Rodick, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 000-31869) , filed April 1, 2015)

10.3	Separation Agreement and General Release of Mr. Jeff Hammond, dated as of February 6, 2015 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 000-31869) , filed April 1, 2015)

10.4	Master Services Agreement between the Company and Mr. Gene Ochi, dated as of March 30, 2015 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 000-31869) , filed April 1, 2015)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date:	June 8, 2015	By:	/s/ Edward G. Feitzinger
Edward G. Feitzinger
Chief Executive Officer

Date:	June 8, 2015	By:	/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.1	Amendment and Restatement Agreement, as of September 5, 2014, by and among certain subsidiaries of UTi Worldwide Inc. and Nedbank Limited, with attached Amended and Restated Facilities Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 000-31869), filed September 11, 2014)

10.2	Amended and Restated Employment Agreement of Richard G. Rodick, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 000-31869) , filed April 1, 2015)

10.3	Separation Agreement and General Release of Mr. Jeff Hammond, dated as of February 6, 2015 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 000-31869) , filed April 1, 2015)

10.4	Master Services Agreement between the Company and Mr. Gene Ochi, dated as of March 30, 2015 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 000-31869) , filed April 1, 2015)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement