Form 10-Q
period 2015-07-31
UTi WORLDWIDE INC
filed 2015-09-09
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2015

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

At September 3, 2015, the number of shares outstanding of the issuer’s ordinary shares of no par value was 106,060,988.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended July 31, 2015

- i -

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UTi Worldwide Inc.

Condensed Consolidated Balance Sheets

As of July 31, 2015 and January 31, 2015

(in thousands, except share amounts)

	July 31, 2015	January 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$215,505	$211,832
Cash held as collateral	34,610	29,068
Trade receivables (net of allowances for doubtful accounts of $18,272 and $19,964 as of July 31, 2015 and January 31, 2015, respectively)	798,205	887,084
Deferred income taxes	12,227	12,596
Other current assets	155,490	154,756

Total current assets	1,216,037	1,295,336

Property, plant and equipment (net of accumulated depreciation of $289,395 and $281,287 as of July 31, 2015 and January 31, 2015, respectively)	177,351	195,523
Goodwill	224,976	282,572
Other intangible assets, net	137,406	147,018
Investments	1,095	1,023
Deferred income taxes	11,450	11,175
Other non-current assets	38,650	41,305

Total assets	$1,806,965	$1,973,952

LIABILITIES & EQUITY
Bank lines of credit	$62,208	$31,306
Short-term borrowings	70,417	52,825
Current portion of long-term borrowings	891	1,429
Current portion of capital lease obligations	12,442	11,429
Trade payables and other accrued liabilities	624,661	698,450
Income taxes payable	4,236	8,995
Deferred income taxes	12,146	12,177

Total current liabilities	787,001	816,611

Long-term borrowings, excluding current portion	368,344	366,846
Capital lease obligations, excluding current portion	53,131	56,455
Deferred income taxes	14,897	14,204
Other non-current liabilities	34,875	36,892

Convertible preference shares	188,579	181,957

Commitments and contingencies

UTi Worldwide Inc. shareholders’ equity:
Common stock - ordinary shares of no par value; issued and outstanding 106,051,156 and 105,534,957 shares as of July 31, 2015 and January 31, 2015 respectively	578,801	575,164
(Accumulated deficit)/retained earnings	(17,978)	92,664
Accumulated other comprehensive loss	(209,573)	(179,423)

Total UTi Worldwide Inc. shareholders’ equity	351,250	488,405
Non-controlling interests	8,888	12,582

Total equity	360,138	500,987

Total liabilities and equity	$1,806,965	$1,973,952

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended July 31, 2015 and 2014

(in thousands, except share and per share amounts)

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues	$913,928	$1,094,145	$1,887,245	$2,138,033

Purchased transportation costs	575,379	700,425	1,219,244	1,374,959
Staff costs	207,609	227,968	406,740	445,145
Depreciation	12,847	14,222	25,925	28,028
Amortization of intangible assets	7,439	7,020	14,851	14,019
Severance and other	469	1,644	5,483	2,291
Goodwill impairment	50,000	—	50,000	—
Other operating expenses	121,426	141,907	245,075	275,902

Operating (loss)/income	(61,241)	959	(80,073)	(2,311)
Interest income	1,428	6,604	7,050	11,292
Interest expense	(12,827)	(16,670)	(29,186)	(29,955)
Loss on debt extinguishment	—	—	—	(21,820)
Other income/(expense), net	67	(877)	(4)	(997)

Pretax loss	(72,573)	(9,984)	(102,213)	(43,791)
(Benefit)/provision for income taxes	(1,945)	9,172	3,797	18,734

Net loss	(70,628)	(19,156)	(106,010)	(62,525)
Net income/(loss) attributable to non-controlling interests	101	2,772	(1,990)	3,126

Net loss attributable to UTi Worldwide Inc.	$(70,729)	$(21,928)	$(104,020)	$(65,651)

Basic and diluted loss per common share attributable to UTi Worldwide Inc. common shareholders	$(0.70)	$(0.24)	$(1.05)	$(0.67)

Number of weighted average common shares outstanding used for per share calculations
Basic and diluted shares	106,024,595	105,402,541	105,825,063	105,164,180

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended July 31, 2015 and 2014

(in thousands)

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net loss	$(70,628)	$(19,156)	$(106,010)	$(62,525)
Other comprehensive (loss)/income:
Foreign currency translation	(31,832)	(631)	(31,127)	16,063
Defined benefit plan adjustments	158	63	193	10

Other comprehensive (loss)/income	(31,674)	(568)	(30,934)	16,073

Comprehensive loss, before non-controlling interests	(102,302)	(19,724)	(136,944)	(46,452)
Comprehensive (loss)/income attributable to non-controlling interests	(437)	2,722	(2,774)	3,782

Comprehensive loss attributable to UTi Worldwide Inc.	$(101,865)	$(22,446)	$(134,170)	$(50,234)

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended July 31, 2015 and 2014

(in thousands)

	Six months ended July 31,
	2015	2014
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(106,010)	$(62,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation costs	4,459	6,927
Depreciation	25,925	28,028
Amortization of intangible assets	14,851	14,019
Amortization of debt issuance costs	1,951	1,829
Make-whole payment	—	20,830
Accretion of convertible senior notes	4,260	3,220
Goodwill impairment	50,000	—
Deferred income taxes	146	1,312
Uncertain tax positions	411	343
Gain on disposal of property, plant and equipment	(1,134)	(225)
Provision for doubtful accounts	(97)	3,245
Other	2,194	856
Changes in operating assets and liabilities:
Decrease/(increase) in trade receivables	57,100	(95,157)
Decrease/(increase) in other current assets	376	(20,628)
Decrease in trade payables	(44,358)	(50,836)
(Decrease)/increase in accrued liabilities and other liabilities	(17,142)	23,675

Net cash used in operating activities	(7,068)	(125,087)

INVESTING ACTIVITIES:
Net increase in cash held as collateral	(5,542)	(44,378)
Purchases of property, plant and equipment, excluding software	(8,575)	(12,241)
Proceeds from disposals of property, plant and equipment	2,456	2,388
Purchases of software and other intangible assets	(6,355)	(5,928)
Net decrease/(increase) in other non-current assets and other	267	(310)

Net cash used in investing activities	(17,749)	(60,469)

FINANCING ACTIVITIES:
Proceeds from issuances of long-term borrowings	—	404,427
Proceeds from the issuance of preference shares	—	175,000
Borrowings from bank lines of credit	149,000	123,569
Repayments of bank lines of credit	(121,000)	(294,343)
Net borrowings under revolving lines of credit	4,055	3,343
Proceeds from issuance of financing agreements	57,000	—
Repayments of financing agreements	(40,000)	—
Net increase/(decrease) in short-term borrowings	541	(728)
Repayments of long-term borrowings	(3,300)	(203,162)
Make-whole payment	—	(20,830)
Debt and preferred shares issuance costs	—	(25,789)
Repayments of capital lease obligations	(6,470)	(7,915)
Distributions to non-controlling interests and other	(920)	(44)
Ordinary shares settled under share-based compensation plans	(1,151)	(1,807)
Proceeds from issuance of ordinary shares	130	89

Net cash provided by financing activities	37,885	151,810

Effect of foreign exchange rate changes on cash and cash equivalents	(9,395)	8,304

Net increase/(decrease) in cash and cash equivalents	3,673	(25,442)

Cash and cash equivalents at beginning of period	211,832	204,384

Cash and cash equivalents at end of period	$215,505	$178,942

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended July 31, 2015 and 2014 (Unaudited)

NOTE 1. Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of July 31, 2015 and January 31, 2015, and the consolidated statements of operations, comprehensive loss and cash flows for the three and six months ended July 31, 2015 and 2014. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended July 31, 2015 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2016 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Foreign Currency Translation. Included in other income/(expense), net, are net income of $67 and net loss of $4 on foreign exchange for the three and six months ended July 31, 2015, respectively. Included in other income/(expense), net, are net losses of $877 and $997 on foreign exchange for the three and six months ended July 31, 2014, respectively.

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

Diluted earnings per share is computed in a similar manner using the weighted average number of ordinary common shares, but also considers potentially dilutive common shares outstanding. Potentially dilutive common shares includes outstanding employee share-based compensation awards that are assumed to be exercised or vested and paid out in shares of common stock, in addition to the dilutive effects of the Convertible Preference Shares (as defined below) and the 2019 Notes (as defined below) as described in Note 11, “Borrowings.”

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

Until the Company has the ability and intent to settle the 2019 Notes partially or wholly in cash, the “if converted” method is used to account for the 2019 Notes in the calculation of diluted earnings per share. In periods when the effect of the 2019 Notes is dilutive, the expected number of common shares to be issued upon conversion is included in the computation and the pro forma effects of excluding accrued interest on the 2019 Notes is added to net earnings/(loss) to compute diluted earnings per share.

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $239,767 of these deposits including both cash and cash equivalents and cash held as collateral were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States of America (U.S.) as of July 31, 2015.

Cash held as collateral. In connection with the Fiscal 2015 Refinancing, the 2011 RBS Facility (as described below) and certain of the Company’s other facilities, as described in Note 11, “Borrowings”, were terminated in March 2014, and the Company provided cash collateral in the amount of $34,610 to secure the letters of credit and bank guarantees which were then and remain outstanding. The usage of such cash is restricted pursuant to the applicable agreements.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards. None.

Standards Issued But Not Yet Effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606). ASU No. 2015-14 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017; early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

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

In April, 2014, the FASB issued ASU 2014-08, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The only criterion that is valid when this ASU becomes effect is the component “has been disposed of or is classified as held for sale.” This ASU applies to all entities and is effective for annual periods ending after December 15, 2014 and early adoption is permitted.

Proposed Amendments to Current Accounting Standards. Updates to existing accounting standards and exposure drafts, that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date, are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 2. Acquisitions

The Company did not complete any acquisitions during the three and six months ended July 31, 2015.

NOTE 3. Earnings per Share

Loss per share is calculated as follows:

	Loss	Weighted Average Number of Ordinary Shares	Per Share Amount
For the three months ended July 31, 2015:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(70,729)	106,024,595
Dividends in-kind on Convertible Preference Shares	(3,340)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic loss per share	$(74,069)	106,024,595	$(0.70)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(74,069)	106,024,595
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted loss per share	$(74,069)	106,024,595	$(0.70)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		1,909,934
Convertible Preference Shares		13,762,449
2019 Notes		27,588,120

Total weighted average anti-diluted shares excluded from computation		43,260,503

For the three months ended July 31, 2014:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(21,928)	105,402,541
Dividends in-kind on Convertible Preference Shares	(3,114)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic loss per share	$(25,042)	105,402,541	$(0.24)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(25,042)	105,402,541
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted loss per share	$(25,042)	105,402,541	$(0.24)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		2,969,548
Convertible Preference Shares		12,834,632
2019 Notes		27,588,120

Total weighted average anti-diluted shares excluded from computation		43,392,300

	Loss	Weighted Average Number of Ordinary Shares	Per Share Amount
For the six months ended July 31, 2015:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(104,020)	105,825,063
Dividends in-kind on Convertible Preference Shares	(6,622)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic loss per share	$(110,642)	105,825,063	$(1.05)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(110,642)	105,825,063
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted loss per share	$(110,642)	105,825,063	$(1.05)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		2,199,089
Convertible Preference Shares		13,643,419
2019 Notes		27,588,120

Total weighted average anti-diluted shares excluded from computation		43,430,628

For the six months ended July 31, 2014:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(65,651)	105,164,180
Dividends in-kind on Convertible Preference Shares	(5,060)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic loss per share	$(70,711)	105,164,180	$(0.67)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(70,711)	105,164,180
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted loss per share	$(70,711)	105,164,180	$(0.67)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		3,397,865
Convertible Preference Shares		10,482,866
2019 Notes		22,656,166

Total weighted average anti-diluted shares excluded from computation		36,536,897

Weighted-average diluted shares outstanding excludes shares representing stock options that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period or securities that do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share. For the three and six months ended July 31, 2015 and 2014, no incremental common shares are included in the computation of diluted loss per common share, as the Company had a net loss.

NOTE 4. Equity

UTi Worldwide Inc. Shareholders’ Equity. Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc. Shareholders’ Equity
	Common Stock	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive loss	Non-controlling interests	Total Equity
Balance at February 1, 2015	$575,164	$92,664	$(179,423)	$12,582	$500,987
Net loss	—	(104,020)	—	(1,990)	(106,010)
Other comprehensive loss	—	—	(30,150)	(784)	(30,934)
Shared-based compensation costs	4,459	—	—	—	4,459
Net ordinary shares settled under share-based compensation plans	(1,021)	—	—	—	(1,021)
Dividends in-kind on Convertible Preference Shares payable in arrears	—	(6,622)	—	—	(6,622)
Non-controlling interests and other	199	—	—	(920)	(721)

Balance at July 31, 2015	$578,801	$(17,978)	$(209,573)	$8,888	$360,138

Balance at February 1, 2014	$517,762	$307,338	$(143,181)	$13,788	$695,707
Net (loss)/income	—	(65,651)	—	3,126	(62,525)
Other comprehensive income	—	—	15,417	656	16,073
Shared-based compensation costs	6,927	—	—	—	6,927
Net ordinary shares settled under share-based compensation plans	(1,799)	—	—	—	(1,799)
2019 Notes original issue discount	47,690	—	—	—	47,690
Allocation of debt issuance costs	(1,814)	—	—	—	(1,814)
Dividends in-kind on Convertible Preference Shares payable in arrears	—	(5,060)	—	—	(5,060)
Non-controlling interests and other	—	—	—	(44)	(44)

Balance at July 31, 2014	$568,766	$236,627	$(127,764)	$17,526	$695,155

Accumulated Other Comprehensive Loss. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss (AOCI) before- and after-tax:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at May 1, 2015	$(172,911)	$(5,526)	$(178,437)
Other comprehensive loss before reclassifications, before tax	(52,157)	—	(52,157)
Tax-effect	20,863	—	20,863

Other comprehensive loss before reclassifications, after tax	(31,294)	—	(31,294)

Amounts reclassified from AOCI, before tax	—	214	214
Tax-effect	—	(56)	(56)

Amounts reclassified from AOCI, after tax	—	158	158

Net current-period other comprehensive (loss)/income	(31,294)	158	(31,136)

Balance at July 31, 2015	$(204,205)	$(5,368)	$(209,573)

Balance at May 1, 2014	$(122,566)	$(4,680)	$(127,246)
Other comprehensive loss before reclassifications, before tax	(969)	—	(969)
Tax-effect	388	—	388

Other comprehensive loss before reclassifications, after tax	(581)	—	(581)

Amounts reclassified from AOCI, before tax	—	87	87
Tax-effect	—	(24)	(24)

Amounts reclassified from AOCI, after tax	—	63	63

Net current-period other comprehensive (loss)/income	(581)	63	(518)

Balance at July 31, 2014	$(123,147)	$(4,617)	$(127,764)

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at February 1, 2015	$(173,862)	$(5,561)	$(179,423)
Other comprehensive loss before reclassifications, before tax	(50,572)	—	(50,572)
Tax-effect	20,229	—	20,229

Other comprehensive loss before reclassifications, after tax	(30,343)	—	(30,343)

Amounts reclassified from AOCI, before tax	—	269	269
Tax-effect	—	(76)	(76)

Amounts reclassified from AOCI, after tax	—	193	193

Net current-period other comprehensive (loss)/income	(30,343)	193	(30,150)

Balance at July 31, 2015	$(204,205)	$(5,368)	$(209,573)

Balance at February 1, 2014	$(138,554)	$(4,627)	$(143,181)
Other comprehensive income before reclassifications, before tax	25,678	—	25,678
Tax-effect	(10,271)	—	(10,271)

Other comprehensive income before reclassifications, after tax	15,407	—	15,407

Amounts reclassified from AOCI, before tax	—	13	13
Tax-effect	—	(3)	(3)

Amounts reclassified from AOCI, after tax	—	10	10

Net current-period other comprehensive income	15,407	10	15,417

Balance at July 31, 2014	$(123,147)	$(4,617)	$(127,764)

The effects on net loss of amounts reclassified out of each component of AOCI are summarized as follows:

		Three months ended July 31,		Six months ended July 31,
		2015	2014	2015	2014
Details about AOCI components	Affected line item on the consolidated statements of operations	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI
Defined benefit plans:
Amortization of net actuarial gain	Staff costs	$75	$44	$150	$88
Amortization of prior service cost	Staff costs	(4)	5	(8)	9
Foreign currency translation	Staff costs	143	38	127	(84)

	Pretax income	214	87	269	13

	Provision for benefit taxes	(56)	(24)	(76)	(3)

Total reclassification for the period	Net income	$158	$63	$193	$10

Convertible Preference Shares. On March 4, 2014, the Company issued to an affiliate of its largest shareholder, P2 Capital, $175,000 of its Series A 7.0% Convertible Preference Shares (the Convertible Preference Shares). Included in temporary equity as of July 31, 2015, is $188,579, reflecting the issuance of $175,000, net of allocated issuance costs of $4,497, and the subsequent accrual of the dividends paid-in kind of $18,076. The Convertible Preference Shares rank senior to the Company’s ordinary shares with respect to dividend rights and rights upon the Company’s liquidation, winding-up and dissolution. The Company expects that dividends on the Convertible Preference Shares will be paid in kind quarterly. Such dividends started to accrue on June 1, 2014 and will continue until March 1, 2017 or the earlier conversion of the Convertible Preference Shares. The dividend rate is 7.0% for paid-in-kind dividends and 8% for cash dividends paid in the limited circumstances provided by the terms of the Convertible Preference Shares. The Convertible Preference Shares became convertible at any time at the holder’s option into the Company’s ordinary shares (or a combination of ordinary shares and cash in certain circumstances) as of September 5, 2014 based on an initial conversion price of $13.8671. The Company may, at its option, cause a mandatory conversion of the Convertible Preference Shares if the Company’s ordinary shares equal or exceed a certain closing price threshold over a specified trading period at any time following March 1, 2017. In addition, if certain specified fundamental changes occur prior to March 1, 2017, the holders of the Convertible Preference Shares will have the right to convert their Convertible Preferred Shares and be entitled to a fundamental change dividend make-whole amount. Until March 1, 2017, the holders of the Convertible Preference Shares have pre-emptive rights with respect to certain of the company’s equity securities for so long as they own a number of Convertible Preference Shares convertible into at least 6,309,896 ordinary shares.

NOTE 5. Segment Reporting

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended July 31, 2015
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$564,841	$349,087	$—	$913,928

Purchased transportation costs	424,032	151,347	—	575,379
Staff costs	96,886	102,078	8,645	207,609
Depreciation	3,851	7,600	1,396	12,847
Amortization of intangible assets	6,656	783	—	7,439
Severance and other	469	—	—	469
Goodwill impairment	50,000	—	—	50,000
Other operating expenses	42,855	71,803	6,768	121,426

Total operating expenses	624,749	333,611	16,809	975,169

Operating (loss)/income	$(59,908)	$15,476	$(16,809)	(61,241)

Interest income				1,428
Interest expense				(12,827)
Other income, net				67

Pretax loss				(72,573)
Benefit for income taxes				(1,945)

Net loss				(70,628)
Net income attributable to non-controlling interests				101

Net loss attributable to UTi Worldwide Inc.				$(70,729)

Capital expenditures for property, plant and equipment	$2,411	4,026	247	$6,684

Capital expenditures for internally developed software	$—	240	2,671	$2,911

Segment assets	$1,010,693	575,247	221,025	$1,806,965

	Three months ended July 31, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$712,042	$382,103	$—	$1,094,145

Purchased transportation costs	531,915	168,510	—	700,425
Staff costs	113,070	106,216	8,682	227,968
Depreciation	4,397	8,418	1,407	14,222
Amortization of intangible assets	6,063	957	—	7,020
Severance and other	943	181	520	1,644
Other operating expenses	49,331	82,230	10,346	141,907

Total operating expenses	705,719	366,512	20,955	1,093,186

Operating income/(loss)	$6,323	$15,591	$(20,955)	959

Interest income				6,604
Interest expense				(16,670)
Other expense, net				(877)

Pretax loss				(9,984)
Provision for income taxes				9,172

Net loss				(19,156)
Net income attributable to non-controlling interests				2,772

Net loss attributable to UTi Worldwide Inc.				$(21,928)

Capital expenditures for property, plant and equipment	$2,235	$7,620	$5	$9,860

Capital expenditures for internally developed software	$—	$330	$1,750	$2,080

Segment assets	$1,326,316	$630,993	$272,971	$2,230,280

	Six months ended July 31, 2015
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$1,187,598	$699,647	$—	$1,887,245

Purchased transportation costs	909,503	309,741	—	1,219,244
Staff costs	188,492	202,366	15,882	406,740
Depreciation	7,823	15,318	2,784	25,925
Amortization of intangible assets	13,287	1,564	—	14,851
Severance and other	2,897	2,296	290	5,483
Goodwill impairment	50,000	—	—	50,000
Other operating expenses	86,591	142,916	15,568	245,075

Total operating expenses	1,258,593	674,201	34,524	1,967,318

Operating (loss)/income	$(70,995)	$25,446	$(34,524)	(80,073)

Interest income				7,050
Interest expense				(29,186)
Other expense, net				(4)

Pretax loss				(102,213)
Provision for income taxes				3,797

Net loss				(106,010)
Net loss attributable to non-controlling interests				(1,990)

Net loss attributable to UTi Worldwide Inc.				$(104,020)

Capital expenditures for property, plant and equipment	$7,828	9,454	272	$17,554

Capital expenditures for internally developed software	$—	350	4,874	$5,224

Segment assets	$1,010,693	575,247	221,025	$1,806,965

	Six months ended July 31, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$1,395,912	$742,121	$—	$2,138,033

Purchased transportation costs	1,048,176	326,783	—	1,374,959
Staff costs	221,190	205,962	17,993	445,145
Depreciation	8,826	16,344	2,858	28,028
Amortization of intangible assets	12,114	1,905	—	14,019
Severance and other	1,511	260	520	2,291
Other operating expenses	96,577	161,601	17,724	275,902

Total operating expenses	1,388,394	712,855	39,095	2,140,344

Operating income/(loss)	$7,518	$29,266	$(39,095)	(2,311)

Interest income				11,292
Interest expense				(29,955)
Loss on debt extinguishment				(21,820)
Other expense, net				(997)

Pretax loss				(43,791)
Provision for income taxes				18,734

Net loss				(62,525)
Net income attributable to non-controlling interests				3,126

Net loss attributable to UTi Worldwide Inc.				$(65,651)

Capital expenditures for property, plant and equipment	$7,603	$10,544	$6	$18,153

Capital expenditures for internally developed software	$—	$626	$4,190	$4,816

Segment assets	$1,326,316	$630,993	$272,971	$2,230,280

For reporting purposes by segment, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services, including contract logistics services, are attributed to the country where the services are performed.

The following table shows long-lived assets attributable to specific countries:

	July 31, 2015	January 31, 2015
South Africa	$64,899	$73,972
United States	49,474	50,700
China	14,138	14,758
Israel	3,810	3,765
Spain	3,807	4,518
Germany	1,477	1,961
All others	39,746	45,849

Total	$177,351	$195,523

The following table shows revenues attributable to specific countries:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
United States	$270,393	$292,238	$548,428	$585,702
South Africa	124,390	162,146	249,680	310,389
China	104,438	127,074	214,743	231,782
Israel	37,494	40,533	73,356	79,834
Germany	36,476	45,247	72,113	89,917
Spain	26,368	28,097	52,187	57,721
All others	314,369	398,810	676,738	782,688

Total	$913,928	$1,094,145	$1,887,245	$2,138,033

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Revenues:
Airfreight forwarding	$252,315	$316,949	$547,093	$638,350
Ocean freight forwarding	230,178	282,361	472,476	545,493
Customs brokerage	43,802	62,499	88,325	106,826
Contract logistics	185,796	197,526	369,803	384,690
Distribution	146,686	156,899	291,574	303,757
Other	55,151	77,911	117,974	158,917

Total	$913,928	$1,094,145	$1,887,245	$2,138,033

Purchased transportation costs:
Airfreight forwarding	$193,573	$245,874	$424,666	$491,287
Ocean freight forwarding	192,885	239,824	406,246	458,872
Customs brokerage	13,041	11,939	25,495	22,947
Contract logistics	45,979	47,792	95,457	92,062
Distribution	103,264	110,651	205,013	214,435
Other	26,637	44,345	62,367	95,356

Total	$575,379	$700,425	$1,219,244	$1,374,959

NOTE 6. Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at January 31, 2015	$155,107	$127,465	$282,572
Goodwill impairment	(50,000)	—	(50,000)
Foreign currency translation adjustment	(3,782)	(3,814)	(7,596)

Balance at July 31, 2015	$101,325	$123,651	$224,976

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually at the end of the second quarter of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred.

The evaluation of goodwill impairment includes several assumptions and estimates. Among the estimates, the Company uses a discounted cash flow model which involves calculating the fair value of a reporting unit based on the present value of the estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions and the uncertainty related to the ability to achieve the projected cash flows. The discount rate used in the evaluation is based on the weighted-average cost of capital, plus adjustments for several factors, one of which includes the Company’s assessment of the relevant risk associated with the expected growth rates for revenue and profitability of the individual reporting units. The inputs used to determine fair value of the reporting units are classified by the Company as Level 3 (meaning the data largely reflects the Company’s own assumptions).

The July 31, 2015 goodwill impairment test (The July 31, 2015 Test) was performed in August 2015. During the performance of the July 31, 2015 Test, management took into consideration factors which occurred in August 2015, subsequent to the July 31, 2015 measurement date but before the test was completed, which constituted evidence of a condition that existed as of the measurement date. Such factors included indicators of slowing global economic growth and the performance of the Company’s stock price during August 2015. Based on the results of the July 31, 2015 Test, the carrying value of the assets within the Company’s Freight Forwarding reporting unit (which is also the reportable segment), exceeded its fair value. Accordingly, the Company recorded a goodwill impairment charge of $50,000, before a related tax benefit of $9,000. After recording the impairment charge, the carrying value of the Company’s Freight Forwarding reporting unit approximated its fair value. The fair values of each of the Company’s other reporting units exceeded their carrying values by greater than 10%. The Company is currently finalizing the second step of the goodwill impairment test. As a result, the impairment charge related to goodwill is an estimate and was recorded since the amount of the impairment charge was both probable and reasonably estimable as of July 31, 2015. The Company will adjust the amount of the impairment charge, as necessary, based upon finalizing the valuation during the third quarter of fiscal 2016.

The Company’s accumulated goodwill impairment charges since its adoption of ASC 350 is $243,502, of which $50,000 and $193,502 is included in the Company’s Freight Forwarding and Contract Logistics and Distribution segments, respectively.

Other Intangible Assets. Amortizable intangible assets at July 31, 2015 and January 31, 2015 relate primarily to software applications internally-developed by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at July 31, 2015 and January 31, 2015 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at July 31, 2015
Internally-developed software	$176,222	$(48,940)	$127,282	6.8
Client relationships	74,974	(65,824)	9,150	8.8
Non-compete agreements	150	(78)	72	4.6
Other	3,363	(3,363)	—	3.7

Total	$254,709	$(118,205)	$136,504

Balance at January 31, 2015
Internally-developed software	$171,307	$(37,495)	$133,812	6.8
Client relationships	74,186	(61,965)	12,221	8.8
Non-compete agreements	150	(63)	87	4.6
Other	3,442	(3,442)	—	3.8

Total	$249,085	$(102,965)	$146,120

The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years and thereafter ended January 31:

2015 (remainder)	$15,075
2016	29,253
2017	25,695
2018	23,766
2019	23,758
2020 and thereafter	18,957

The Company had $902 and $898 of intangible assets not subject to amortization at July 31, 2015 and January 31, 2015, respectively, related primarily to acquired trade names.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Six months ended July 31,
	2015	2014
Net cash paid for:
Interest	$23,560	$28,067
Make-whole payment	—	20,830
Income taxes	91	23,404
Withholding taxes	—	—
Non-cash activities:
Capital leases and other obligations to acquire assets	8,979	5,912
Net change to other obligations incurred to internally-develop software	(1,130)	(1,111)
2019 Notes original issuance discount	—	47,690
Dividends in-kind on Convertible Preference
Shares payable in arrears	6,622	5,060

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

Industry-Wide Anti-Trust Investigations. On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $3,360 at July 31, 2015) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court and oral arguments before the EU’s General Court in Luxembourg were heard in October 2014.

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

In May 2012, the Competition Commission of Singapore informed the Company that it was contemplating an administrative investigation into possible alleged cartel activity in the international freight forwarding market. In January 2013, the Company provided information and documents related to the air Automated Manifest System fee in response to a notice the Company received in November 2012 from the Competition Commission of Singapore requesting the information and indicating that the commission suspected that the Company engaged in alleged anti-competitive behavior relating to freight forwarding services to and from Singapore. In September 2013, the Company received a follow-up request for information and provided such information in November 2013. On May 29, 2015 the Company was notified that the Competition Commission of Singapore had discontinued its investigation.

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

Matters Related to the Fiscal 2015 Financing. On March 17, 2014, a putative securities class action lawsuit was filed against the Company and certain of its executives in the United States District Court for the Central District of California. As amended on September 5, 2014, the complaint, which is captioned Michael J. Angley, individually and on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner, Richard G. Rodick, Edward G. Feitzinger and Jeffrey W. Misakian, No. 2:14-cv-02066, generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the SEC between March 28, 2013 and February 26, 2014, material facts relating to the Company’s liquidity position, financial condition, financial covenants, financial systems and freight forwarding operating system. The complaint seeks unspecified damages and other relief. The Company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. All defendants moved to dismiss on November 4, 2014. On June 10, 2015, the court granted defendants’ motion to dismiss, with leave for plaintiffs to amend. On June 29, 2015, plaintiffs filed an amended complaint and on July 20, 2015, the Company filed a new motion to dismiss.

In July 2014, the Company received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the Fiscal 2015 Refinancing. In September 2014, the Company received a similar subpoena directed to the members of the Audit Committee of the Board of Directors. In April 2015, the Company received a subpoena from the SEC requesting certain documents related to the material weakness in internal control over financial reporting and the revisions to prior period financial statements that were disclosed in the Company’s Form 10-K for the period ending January 31, 2015. The Company has been cooperating and intends to continue to cooperate with the SEC in connection with its investigation.

NOTE 9. Defined Benefit Plans

The Company sponsors defined benefit plans for eligible employees in certain countries. Under these plans, employees are entitled to retirement benefits based on years of service and the employee’s final average salary on attainment of qualifying retirement age.

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Service cost	$590	$499	$1,176	$998
Interest cost	345	471	690	938
Expected return on plan assets	(579)	(805)	(1,156)	(898)
Amortization of net actuarial loss	70	49	142	97

Total	$426	$214	$852	$1,135

The Company contributed approximately $688 and $668, respectively, to its defined benefit plans for the three months ended July 31, 2015 and 2014. The Company contributed approximately $1,104 and $1,129, respectively, to its defined benefit plans for the six months ended July 31, 2015 and 2014.

NOTE 10. Share-Based Compensation

On June 8, 2015, the Company’s shareholders approved the 2015 Long Term Incentive Plan (2015 LTIP). The plan provides for the issuance of a variety of awards, including stock options, share appreciation rights (sometimes referred to as SAR), restricted shares, restricted share units (RSU), unrestricted share units, deferred share units and performance share units (PSU). Officers, directors, employees, consultants and others are eligible to receive awards under the 2015 LTIP. A total of 6,000,000 shares were originally reserved for issuance under the 2015 LTIP, subject to increases and adjustments as provided for in the plan.

In addition to the 2015 LTIP, at July 31, 2015, the Company had share-based compensation awards outstanding under the following plans: the 2009 Long Term Incentive Plan (2009 LTIP), the 2004 Long Term Incentive Plan (2004 LTIP) and the 2000 Employee Share Purchase Plan (2000 ESPP). The Company generally grants stock awards during the first quarter of each fiscal year. Vesting of awards may occur over different periods, depending on the terms of the individual awards. PSUs will vest upon achievement of certain performance objectives at the end of the vesting period. Depending on the performance objectives achieved, each PSU may have a vesting rate up to 200%.

Since the adoption of the 2015 LTIP, no additional awards may be made pursuant to the 2009 LTIP or 2004 LTIP.

Under the 2000 ESPP, eligible employees may purchase shares of the Company’s stock at the end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25.

	Restricted Share Units
2015 LTIP:	Restricted Share Units	Weighted Average Grant Date Fair Value
Balance at February 1, 2015	—	$—
Granted	465,172	$10.16
Exercised / vested	—	$—
Cancelled / forfeited	(1,338)	$10.16

Balance at July 31, 2015	463,834	$10.16

	Stock Options		Performance Share Units		Restricted Share Units
2009 LTIP:	Shares Subject to Stock Options	Weighted Average Exercise Price	Performance Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Balance at February 1, 2015	636,996	$16.33	143,812	$10.04	2,575,494	$12.78
Granted	—	$—	408,856	$9.41	512,789	$9.41
Exercised / vested	—	$—	—	$—	(577,037)	$14.13
Cancelled / forfeited	(360,413)	$16.51	(78,594)	$10.02	(550,037)	$12.52

Balance at July 31, 2015	276,583	$16.10	474,074	$9.50	1,961,209	$11.57

	Stock Options
2004 LTIP:	Shares Subject to Stock Options	Weighted Average Exercise Price
Balance at February 1, 2015	788,031	$21.65
Granted	—	$—
Exercised / vested	—	$—
Cancelled / forfeited	(557,081)	$19.78

Balance at July 31, 2015	230,950	$26.16

	Restricted Share Units
2004 Directors Incentive Plan:*	Restricted Share Units	Weighted Average Grant Date Fair Value
Balance at February 1, 2015	54,270	$9.95
Granted	—	$—
Vested	(54,270)	$9.95
Cancelled	—	$—

Balance at July 31, 2015	—	$—

*	This table excludes 11,893 shares which are subject to one director’s right to defer receipt of such shares pursuant to the 2004 Directors Incentive Plan.

In connection with its share-based compensation plans, the Company recorded approximately $2,608 and $3,542 of share-based compensation expense for the three months ended July 31, 2015 and 2014, respectively, and approximately $4,459 and $6,927 of share-based compensation expense for the six months ended July 31, 2015 and 2014, respectively.

As of July 31, 2015, the Company had approximately $22,846 of unvested share-based compensation granted under all of the Company’s share-based compensation plans, which amounts will be expensed in full through April 2020.

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

Fiscal 2015 Refinancing. In March 2014, the Company completed a number of actions to address certain liquidity and covenant challenges (which actions are collectively referred to herein as the Fiscal 2015 Refinancing). These actions included, but were not limited to:

•	The completion of a private offering of our $400,000 principal amount of convertible senior notes due 2019 (which we refer to as the 2019 Notes).

•	The completion of a private offering of our Convertible Preference Shares to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175,000.

•	Certain of the Company’s U.S. and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility) that provides commitments of up to $150,000.

•	The Company (i) repaid all of the $200,000 aggregate principal amount of our private placement notes issued on January 25, 2013 (the 2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of $20,830, (ii) refinanced indebtedness which was then outstanding under certain of our previously outstanding credit facilities and the Company terminated those credit facilities, and (iii) in connection with the termination of certain facilities, provided cash collateral of $34,610 for outstanding letters of credit and bank guarantees thereunder as of July 31, 2015.

Loss on debt extinguishment for the six months ended July 31, 2014, includes the make-whole payment of $20,830 paid to the holders of the 2013 Notes and a charge of $990 related to the acceleration of unamortized debt issuance costs related to the 2013 Notes and facilities extinguished as part of the Fiscal 2015 Refinancing.

The following table presents information about the Company’s borrowings under various bank lines of credit, letters of credit and other bank credit facilities as of July 31, 2015 (the table is in thousands). The table below does not include the Company’s outstanding indebtedness owed under its other short-term borrowings and its long-term borrowings. See “Other Short-Term Borrowings” and “Long-Term Borrowings” for additional information regarding such other indebtedness.

Bank Lines of Credit and Letters of Credit Facilities

	CitiBank Credit Facility(1)	South African Facilities Agreement (2)	Other Facilities(3)	Total
Credit facility limit	$135,126	$53,759	$153,582	$342,467

Facility usage for cash withdrawals(4)	28,000	5,351	28,857	62,208
Letters of credit and guarantees outstanding	12,710	21,832	83,368	117,910

Total facility/usage	$40,710	$27,183	$112,225	$180,118

Available, unused capacity	$94,416	$26,576	$41,357	$162,349
Available for cash withdrawals	$94,416	$24,691	$36,128	$155,235

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (i) $150,000 or (ii) (a) the borrowing base calculation for the period less (b) letters of credit or guarantees outstanding less (c) outstanding cash withdrawals and reimbursement obligations. The average outstanding cash borrowings during the six months ended July 31, 2015 was $94,010. As of the date of the filing of this Form 10-Q, the credit facility limit was $130,895, the outstanding cash borrowings was $98,000 and the letters of credit and guarantees outstanding remained $12,710.
(2)

In September 2014 the Company amended and restated its credit facility for its operations in South Africa (the South African Facilities Agreement), which currently provides for both: (i) a 680,000 ZAR revolving credit facility, which is comprised of a ZAR 380,000 working capital facility and a ZAR 300,000 letter of credit, guarantee, forward exchange contract and derivative instrument facility, and (ii) a ZAR 150,000 revolving asset-based finance facility, which consists of a capital lease line. Excluded from the table are amounts outstanding under the ZAR 150,000 revolving asset-based finance facility, which amounts are included under capital lease obligations on the Company’s consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $56,422 and $74,272 for the period ended July 31, 2015 and January 31, 2015, respectively.
(3)	Certain bank letters of credit and guarantees outstanding in this column are collateralized by the Company’s cash held as collateral. As of July 31, 2015, $34,610 of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreement.
(4)	Amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

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

Other Short-term Borrowings. In addition to the Company’s lines of credit and letters of credit facilities from banks and other financial institutions, the Company also has a number of short-term borrowings issued by various parties not covered under the bank lines of credit described above. The total of such bank borrowings was $70,417 and $52,825, respectively, at July 31, 2015 and January 31, 2015.

In December 2014, the Company entered into a Parent Customer Agreement (the Customer Agreement) with Greensill Capital (UK) Limited (Greensill) and a Re-invoicing Service Agreement (the Re-invoicing Agreement) with Bramid Outsource Limited (an affiliate of Greensill and the Re-Invoicing Agent). The Service Agreement and the Re-invoicing Agreement are referred to herein collectively as the Greensill Financing Agreements. Pursuant to the Greensill Financing Agreements, the Company can submit written requests to the Re-Invoicing Agent pursuant to which the Company may receive an advance of funds to pay such invoices or to reimburse itself if the relevant invoice has already been paid. Currently, the Company’s internal authorization for borrowings under the Greensill Financing Agreements is set at $100,000, although the Greensill Financing Agreements do not contain a commitment by Greensill to make any additional advances to the Company. Greensill may elect, but has no obligation, to advance any funds to the Company as Greensill retains the right to evaluate each request submitted by the Company and may establish the terms of each advance (assuming an advance will be made) at the time a request is submitted. If the Re-Invoicing Agent and Greensill choose to enter into a transaction, the Re-Invoicing Agent shall charge the Company a fee based on an annual rate of Libor plus 9.5%. If any amount is not paid on the maturity date, the advance will continue to accrue interest at LIBOR plus 9.5%. The principal portion of such advance and the fee are due on the maturity of such advance which may vary by agreement between the parties, although the advances currently outstanding under the Greensill Financing Agreements must be repaid on the six month anniversary of the initial advancement of funds. In the second quarter of fiscal 2016, approximately $40,000 of advances under the Greensill Financing Agreements were repaid and the Company obtained new advances aggregating approximately $35,000. As of July 31, 2015, the Company had a total of approximately $57,000 outstanding under the Greensill Financing Agreements. Of such amount, approximately $11,000 was paid in cash in September 2015 prior to the filing of this Form 10-Q, approximately $11,000 is due and payable in cash in September 2015 after the date of the filing of this Form 10-Q and approximately $35,000 is due and payable in full in cash in December 2015. The Company is currently in discussions with Greensill regarding a possible extension with respect to the approximately $11,000 amount due and payable in September 2015 after the filing date of this Form 10-Q. There is no assurance that such extension will be granted on acceptable terms, or at all. In addition, no assurances can be given that the Company will be able to obtain additional advances in the future under the Greensill Financing Agreements.

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

Long-term Borrowings. The following table presents information about the Company’s indebtedness pursuant to its outstanding 2019 Notes and other long-term borrowings as of July 31, 2015:

	2019 Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%

Balance at July 31, 2015:
Current portion of long-term borrowings	—	891	891
Long-term borrowings, excluding current portion	363,990	4,354	368,344

Total	$363,990	$5,245	$369,235

(1)	Amounts included in long-term borrowings as of the issuance date of the 2019 Notes, were initially reflected net of an initial discount of $47,690 reflecting the fair value of the conversion feature. The fair value of the conversion feature of the 2019 Notes has been bifurcated and presented in equity under common stock in the Company’s consolidated financial statements beginning in April 30, 2014. The amount included in long-term borrowings is accreting to the $400,000 redemption value using a discount rate of approximately 7.4%, which approximated the Company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

2019 Notes. On March 4, 2014, the Company completed a private offering of its 4.50% Convertible Senior Notes due 2019 (the “2019 Notes”) in the aggregate principal amount of $400,000, and entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee, in connection therewith. After deducting fees and expenses, the Company received net proceeds from the offering of the 2019 Notes of $386,100. The Indenture governs the 2019 Notes and contains terms and conditions customary for similar transactions, including customary events of default such as cross-defaults and other provisions. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by the Company when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The Company may not redeem the 2019 Notes at its option prior to maturity unless certain tax related events occur. In addition, the Indenture provides that if the Company undergoes certain types of “fundamental changes” prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require the Company to repurchase all or any of such holder’s 2019 Notes for cash. Pursuant to the terms of the Indenture, the 2019 Notes will be convertible into the Company’s ordinary shares at a conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), subject to adjustment, upon the occurrence of certain events prior to the close of business on the business day immediately preceding September 1, 2018, and, on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. Upon a conversion of the 2019 Notes, in accordance with the Indenture the Company has the option, to pay or deliver, as the case may be, cash, its ordinary shares or a combination of cash and ordinary shares, at its election.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2015 and January 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
Balance at July 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$215,505	$215,505	$—	$—
Forward exchange contracts	87	—	87	—

Total	$215,592	$215,505	$87	$—

Liabilities:
Forward exchange contracts	$280	$—	$280	$—

Total	$280	$—	$280	$—

Balance at January 31, 2015
Assets:
Cash and cash equivalents	$211,832	$211,832	$—	$—
Forward exchange contracts	—	—	—	—

Total	$211,832	$211,832	$—	$—

Liabilities:
Forward exchange contracts	$291	$—	$291	$—

Total	$291	$—	$291	$—

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

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of July 31, 2015 and 2014:

	July 31,
	2015	2014
U.S. dollar	8,769	13,113
Euro	$2,454	$2,656
British Pound Sterling	421	575
All others	1,226	1,108

Total	$12,870	$17,452

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets and liabilities are included in trade receivables and payables, respectively. The Company had the following balances for foreign currency derivative assets and liabilities at July 31, 2015 and January 31, 2015:

	July 31, 2015	January 31, 2015
Foreign currency derivative assets	$87	$—
Foreign currency derivative liabilities	$280	$291

Net gains and losses on foreign currency derivatives as of July 31, 2015 and 2014 are as follows:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Net gains	$—	$34	$—	$85
Net losses	$518	$—	$193	$—

NOTE 14. Severance and Other

The following table shows a summary of severance and other charges:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Employee severance costs	$469	$1,644	$3,453	$2,291
Facility exit costs and other	—	—	2,030	—

Total	$469	$1,644	$5,483	$2,291

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

Facility exit costs and other. Facility exit costs and other for the six months ended July 31, 2015, includes $2,030 related to the impairment of certain assets of a consolidated joint venture in the Company’s Contract Logistics and Distribution segment, which the Company expects to exit before the end of fiscal 2016. The charge was primarily related to an impairment charge related to fixed assets of $1,165. Also included in the charge were impairments to accounts receivable and prepaid assets of $565 and $300, respectively. Total accounts receivable, inventories, and accounts payable related to the consolidated joint venture as of July 31, 2015, are $14,791, $8,318, and $12,753, respectively.

Employee severance and other costs by segment are as follows:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Freight Forwarding	$469	$943	$2,897	$1,511
Contract Logistics and Distribution	—	181	2,296	260
Corporate	—	520	290	520

Total	$469	$1,644	$5,483	$2,291

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “UTi” and the “company” refer to UTi Worldwide Inc. and its subsidiaries as a consolidated entity, except where it is noted or the context makes clear the reference is only to UTi Worldwide Inc.

Forward-Looking Statements, Uncertainties and Other Factors

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report which address activities, events or developments that the company expects or anticipates will or may occur in the future are forward-looking statements. These statements are based on certain assumptions and analyses made by the company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” “projects,” or “continue” and other similar expressions or the negative of these terms or other comparable terms. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K), those discussed elsewhere in this Quarterly Report, and the following: the company has incurred losses for each of the last three fiscal years and during the three and six months ended July 31, 2015, and such losses are expected to continue; the company’s ability to maintain sufficient liquidity and capital resources to fund its business and to generate sufficient cash to service its debt and other obligations; the company’s ability to refinance its indebtedness when it comes due; including near term maturities; the company’s ability to accurately predict its future business results and liquidity; risks associated with the company’s clients, including delays or the inability by such clients to pay the company; dilution caused by the conversion of the company’s Convertible Preference Shares issued March 2014 (Convertible Preference Shares) and 4.50% Convertible Senior Notes due 2019 issued in March 2014 (2019 Notes); volatility with respect to global trade; global economic, political and market conditions and unrest, including those in Africa, Asia Pacific and Europe; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in interest and foreign exchange rates, particularly with respect to the South African rand and the euro; material interruptions in transportation services; risks of international operations; risks that the carrying values of the company’s assets might be impaired; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of the investigation by the government of Brazil into the international air freight and air cargo transportation industry; risks associated with the pending class action lawsuit and the pending investigation by the Securities and Exchange Commission (SEC); risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the company’s ability to retain clients while facing increased competition; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the impact of changes in the company’s effective tax rates; the company’s ability to maintain effective disclosure controls and procedures and effective internal control over financial reporting; the other risks and uncertainties described herein and in the company’s other filings with the SEC; and other factors outside the company’s control. All forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report. All of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the company or its business or results of operations. The company does not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except as required by law.

In addition to the risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of the our Annual Report on Form 10-K) and those set forth in Part II, Item 1A below. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.

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

January 2015 Reorganization. In January 2015, we committed to a plan to simplify our leadership structure and to shift management of our freight forwarding business from four geographic regions to a global leadership structure managing 16 discrete geographic areas. We refer to this reorganization as the January 2015 Reorganization. In connection with the January 2015 Reorganization, we eliminated several leadership positions and no longer maintain regional infrastructures. Following the January 2015 Reorganization, we continue to have two lines of business, freight forwarding and contract logistics and distribution. We recorded total charges of $11.8 million in connection with the January 2015 Reorganization relating to one-time employee termination benefits, including severance benefits and other employee expenses. Of such charges, $3.0 million and $0.5 million were incurred during the first and second quarters of fiscal year 2016, respectively. The activities related to the January 2015 Reorganization were substantially complete as of the end of the second quarter of fiscal 2016.

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

Acquisitions. We did not complete any acquisitions during the three and six months ended July 31, 2015 and 2014, respectively.

Seasonality. Our primary sources of liquidity are the cash generated from operating activities, which is subject to seasonal fluctuations, particularly in our Freight Forwarding segment, and availability under our various credit facilities. We typically experience increased activity associated with our peak season, generally during the second and third fiscal quarters, requiring significant client disbursements. In the past, during the second fiscal quarter and the first half of the third fiscal quarter the typical seasonal growth in client receivables tended to consume available cash. Historically the second half of the third fiscal quarter and the fourth fiscal quarter tended to generate cash as cash collections usually exceeded client cash disbursements during such periods. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash. Our current near term cash generation and usage patterns may be different than those experienced in prior periods due to several factors. In that regard, in the second quarter of fiscal 2016, we generated cash from operations of $68.3 million as compared to a usage of cash from operations of $3.0 million during the second quarter of fiscal 2015 primarily as a result of our strong collections that significantly reduced accounts receivable. Notwithstanding these efforts, we still used cash in our operations for the full six months ended July 31, 2015. Further, early preliminary indications point towards a potential softening in what has been historically a peak season in airfreight trade volumes with respect to our third fiscal quarter. At this time, we are unable to predict whether the improvement in our cash from operations in the second fiscal quarter of 2016 will impact our ability to generate cash from operations in the third and fourth fiscal quarters.

Recent Losses and Outlook. For the three and six months ended July 31, 2015, our revenue declined approximately 16% and 12%, respectively, when compared to the prior year comparable periods. Our operating losses for the three and six months ended July 31, 2015 were approximately $61.2 million and $80.1 million, respectively, while our net losses attributable to UTi Worldwide Inc. for the three and six months ended July 31, 2015 were approximately $70.7 million and $104.0 million, respectively. Included in such losses, is a charge of $50.0 million, before a related deferred tax benefit of $9.0 million, for impairment of goodwill in the company’s Freight Forwarding segment. In fiscal year 2015, the operating loss and net loss attributable to UTi Worldwide Inc. were $115.8 million and $203.2 million, respectively. We also incurred operating losses and net losses attributable to UTi Worldwide Inc. in fiscal years 2014 and 2013.

We have substantial debt and, as a result, we have significant debt service obligations. As of July 31, 2015, our total outstanding short and long-term borrowings (not including capital leases) were approximately $439.7 million compared to approximately $421.1 million as of January 31, 2015. As of July 31, 2015, we had cash and cash equivalents of approximately $215.5 million compared to cash and cash equivalents of approximately $211.8 million as of January 31, 2015. We have a significant amount of indebtedness which becomes due within the next few years, including approximately $22.0 million that is due and payable in full in cash in September 2015 and $35.0 million that is due and payable in full in cash in December 2015. Our ability to make scheduled payments on, or to refinance, our debt obligations and to fund planned capital expenditures depends on market conditions, including lenders’ assessment of our creditworthiness and business prospects in the future, as well as our ability to generate cash in the future and our financial condition and operating performance. We are currently in discussions with the lender regarding an extension with respect to the amounts due and payable in September 2015. There is no assurance that such extension will be granted on acceptable terms, or at all. We also may not be able to renew or refinance the debt required to be repaid in December 2015 on acceptable terms, or at all.

Over the past 18 months, we have taken a number of steps attempting to address our financial condition. These steps include completing our Fiscal 2015 Refinancing (defined below), which was intended to address our then liquidity issues, and our January 2015 Reorganization, which was intended to simplify our leadership structure and reduce our on-going costs. We continue to seek ways to control our costs as well as to reduce our working capital requirements in the current fiscal year compared to our prior fiscal year. We are also attempting to address our declining revenues, although the impact on our results of such initiatives, even if successful, may not be realized until future periods. Notwithstanding the actions we have taken, based on our results of operations through July 31, 2015 and our current expectations for the remainder of fiscal 2016, we anticipate that we will report losses through at least the end of the current fiscal year. In addition, at this time, we are unable to assess whether the improvement in our cash from operations in the second fiscal quarter of 2016 will impact our ability to generate cash from operations in the third and fourth quarters of fiscal 2016. Furthermore, early preliminary indications point towards a potential softening in what has been historically a peak season in airfreight trade volumes with respect to our third fiscal quarter. Accordingly, our ability to accurately forecast our liquidity is even more limited than it has been historically. Our liquidity, financial condition and operating performance could also be materially and adversely impacted by a number of other factors, including if we are unable to increase our revenues and return to profitability and the other risks, uncertainties and factors described elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and in our other filings with the SEC.

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the three and six month periods ended July 31, 2015 compared to the three and six month periods ended July 31, 2014. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2015, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, on file with the SEC. Our unaudited consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

For segment reporting purposes, by airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services (including contract logistics and distribution services) are attributed to the country where the services are performed.

Three months ended July 31, 2015 compared to three months ended July 31, 2014

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended July 31, 2015 compared to the three months ended July 31, 2014:

Freight Forwarding

	Freight Forwarding Three months ended July 31,
	2015	2014	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$252,315	$316,949	$(64,634)	(20)%
Ocean freight forwarding	230,178	282,361	(52,183)	(18)
Customs brokerage	43,802	62,499	(18,697)	(30)
Other	38,546	50,233	(11,687)	(23)

Total revenues	564,841	712,042	(147,201)	(21)

Purchased transportation costs:
Airfreight forwarding	193,573	245,874	(52,301)	(21)
Ocean freight forwarding	192,885	239,824	(46,939)	(20)
Customs brokerage	13,041	11,939	1,102	9
Other	24,533	34,278	(9,745)	(28)

Total purchased transportations costs	424,032	531,915	(107,883)	(20)

Net revenues:
Airfreight forwarding	58,742	71,075	(12,333)	(17)
Ocean freight forwarding	37,293	42,537	(5,244)	(12)
Customs brokerage	30,761	50,560	(19,799)	(39)
Other	14,013	15,955	(1,942)	(12)

Total net revenues	140,809	180,127	(39,318)	(22)

Yields:
Airfreight forwarding	23.3%	22.4%
Ocean freight forwarding	16.2%	15.1%

Staff costs	96,886	113,070	(16,184)	(14)
Depreciation	3,851	4,397	(546)	(12)
Amortization of intangible assets	6,656	6,063	593	10
Severance and other	469	943	(474)	(50)
Goodwill impairment	50,000	—	—	100
Other operating expenses	42,855	49,331	(6,476)	(13)

Operating income	$(59,908)	$6,323	$(16,230)	(257)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $64.6 million, or 20%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $40.7 million, or 13%, compared to the corresponding prior year period. The results of the company’s segments when reported in U.S. dollars were adversely impacted by a strengthening of the U.S. dollar against the euro and South African rand, among other currencies, compared to the exchange rates in effect in the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, (i) a decrease of $20.6 million was attributable to a decline of airfreight forwarding volumes

(which we measure in terms of total kilograms), and (ii) a decrease of $20.1 million was caused by a decrease of our selling rates. Airfreight forwarding volumes decreased 7% for the three months ended July 31, 2015, compared to the corresponding prior year period. On a sequential basis, airfreight volumes decreased 6% for the second quarter of fiscal 2016 compared to the first quarter of fiscal 2016.

Airfreight forwarding net revenues decreased $12.3 million, or 17%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $6.3 million, or 9%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $6.3 million decrease in airfreight forwarding net revenues when calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a $4.9 million decrease attributable to a decrease in airfreight forwarding volumes and (ii) a $1.4 million decrease attributable to a decrease both in our selling rates and carrier rates.

Airfreight yields for the three months ended July 31, 2015 increased approximately 90 basis points to 23.3% compared to 22.4% for the corresponding prior year period. On a sequential basis, airfreight yields of 23.3% for the second quarter of fiscal 2016 were 170 basis points higher when compared to airfreight yields of 21.6% for the first quarter of fiscal 2016.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $52.2 million, or 18%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $27.3 million, or 10%. When the effects of foreign currency fluctuations are excluded, a decrease of $27.3 million in ocean freight forwarding revenues was caused by (i) a decrease of $25.5 million caused by a decrease in ocean freight volumes, and (ii) a decrease of $1.8 million attributable to slightly lower selling rates caused in part by lower carrier rates. Ocean freight volumes (which we measure in terms of TEUs) decreased 9% during the three months ended July 31, 2015 compared to the corresponding prior year period. On a sequential basis, ocean freight TEU’s decreased 2% for the second quarter of fiscal 2016 compared to the first quarter of fiscal 2016.

Ocean freight forwarding net revenues decreased $5.2 million, or 12%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues decreased $1.1 million, or 3%. The $1.1 million decrease in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by a decrease of $4.2 million attributable to decreased ocean freight volumes, offset by an increase of $3.1 million caused by favorable buying rates which were only partially offset by reduced selling rates. Ocean freight yields for the three months ended July 31, 2015, increased 110 basis points to 16.2% compared to 15.1% for the corresponding prior year period. On a sequential basis, ocean freight yields of 16.2% for the second quarter of fiscal 2016 were 430 basis points higher when compared to yields of 11.9% for the first quarter of fiscal 2016.

Customs Brokerage and Other. Customs brokerage revenues decreased $18.7 million, or 30%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues decreased $12.6 million, or 20%. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $11.7 million, or 23%, for the three months ended July 31, 2015, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $6.2 million, or 12%.

Customs brokerage net revenues decreased $19.8 million, or 39%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues decreased $15.5 million, or 31%. Other freight forwarding related net revenues decreased $1.9 million, or 12%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding net revenues decreased $0.7 million, or 4%.

Staff Costs. Staff costs in our Freight Forwarding segment decreased $16.2 million, or 14%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment decreased $6.7 million, or 6%. As a percentage of our Freight Forwarding segment revenues, staff costs, including the effects of foreign currency were 17% for the three months ended July 31, 2015 compared to 16% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven more by changes in total shipment counts rather than changes in volumes. The number of airfreight shipments declined 8% for the three months ended July 31, 2015 compared to the corresponding prior year period, which decline was offset by a 9% increase in the number of ocean freight shipments during the same period.

Amortization of intangible assets. Amortization of intangible assets increased $0.6 million for the three months ended July 31, 2015, compared to the corresponding prior year period, in part because of increased amortization due to the implementation of our new freight forwarding system, which we refer to as 1View.

Severance and Other. During the three months ended July 31, 2015 and 2014, we incurred severance and other costs in the Freight Forwarding segment of approximately $0.5 million and $0.9 million, respectively, comprised primarily of severance charges. The charges for the three months ended July 31, 2015, were primarily related to our January 2015 Reorganization. The severance charges for the previous period were related to our business transformation initiatives, which included redefining business processes, developing and implementing 1View and rationalizing business segments to a more common organizational structure on a worldwide basis.

Goodwill Impairment. In connection with the preparation of the company’s consolidated financial statements for the three months ended July 31, 2015, we recorded a charge of $50.0 million, before a related deferred tax benefit of $9.0 million, for impairment of goodwill in the company’s Freight Forwarding segment. This charge was recorded based on several factors, which included slowing macroeconomic growth and the performance of our stock price in the period subsequent to July 31, 2015.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment decreased $6.5 million, or 13%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses were generally consistent across the comparable periods.

Contract Logistics and Distribution

	Contract Logistics and Distribution Three months ended July 31,
	2015	2014	Change Amount	Change Percentage
Revenues:
Contract logistics	$185,796	$197,526	$(11,730)	(6)%
Distribution	146,686	156,899	(10,213)	(7)
Other	16,605	27,678	(11,073)	(40)

Total revenues	349,087	382,103	(33,016)	(9)

Purchased transportation costs:
Contract logistics	45,979	47,792	(1,813)	(4)
Distribution	103,264	110,651	(7,387)	(7)
Other	2,104	10,067	(7,963)	(79)

Total purchased transportations costs	151,347	168,510	(17,163)	(10)

Staff costs	102,078	106,216	(4,138)	(4)
Depreciation	7,600	8,418	(818)	(10)
Amortization of intangible assets	783	957	(174)	(18)
Severance and other	—	181	(181)	(100)
Other operating expenses	71,803	82,230	(10,427)	(13)

Operating income	$15,476	$15,591	$(115)	(1)%

Contract Logistics. Contract logistics revenues decreased $11.7 million, or 6%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $4.8 million, or 2%. The increase was due to increased logistics volumes in the Americas and Africa regions over the comparative periods.

Contract logistics purchased transportation costs decreased $1.8 million, or 4%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics purchased transportation costs increased $2.0 million, or 4%, which increase was caused primarily by an increase of logistics volumes, including an increase of $2.8 million related to increased materials sourcing costs. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements.

Distribution. Distribution revenues decreased $10.2 million, or 7%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues decreased $5.4 million, or 3%.

Distribution purchased transportation costs decreased $7.4 million, or 7%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs decreased $5.6 million, or 5%.

Other. Other contract logistics and distribution revenues decreased $11.1 million, or 40%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $8.4 million, or 30%. Other contract logistics and distribution purchased transportation costs decreased $8.0 million, or 79%, for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution purchased transportation costs decreased $7.5 million, or 75%. The Company exited a significant transportation management contract during the six months ended July 31, 2015 which resulted in decreased revenue and transportation costs of approximately $7.8 million, and $6.9 million, respectively, during the period compared to the prior year comparable period.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $4.1 million for the three months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment increased $3.9 million, or 4%, due to new business and slightly increased logistics volumes.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment decreased $10.4 million, or 13%, compared to the corresponding period year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment decreased $2.6 million, or 3%.

Corporate

Staff Costs. Staff costs at corporate were comparable for the three months ended July 31, 2015, compared to the corresponding prior year period, however, when the effects of foreign currency are excluded, staff costs at corporate increased $0.8 million, or 9%.

Other Operating Expenses. Other operating expenses at corporate decreased $3.6 million, or 35%, compared to the corresponding prior year period, however, when the effects of foreign currency fluctuations are excluded, other operating expenses at corporate decreased $4.5 million, or 43%.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities and our outstanding notes. Interest income was $1.4 million and $6.6 million for the three months ended July 31, 2015 and 2014, respectively. Interest expense was $12.8 million and $16.7 million for the three months ended July 31, 2015 and 2014, respectively. The decrease in interest income and interest expense is due to our South African cash pool facility.

Other Income/(Expenses), Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our tax benefit for income taxes for the three months ended July 31, 2015 was $1.9 million on a pretax loss of $72.6 million resulting in an effective tax rate of 2.7%. For the three months ended July 31, 2014 was $9.2 million on a pretax loss of $10.0 million resulting in an effective tax rate of negative 91.9%. The $11.1 million decreased in the provision for income taxes in absolute dollars was attributable to: (i) a decrease of profitability in tax paying jurisdictions which decreased the provision by $2.1 million, and (ii) a tax benefit of $9.0 million related to the goodwill impairment for tax paying jurisdictions and deferred taxes in the United States.

Net (Loss)/Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $0.1 million for the three months ended July 31, 2015, compared to net income attributable to non-controlling interests of $2.8 million for the corresponding prior year period.

Net (Loss) Attributable to UTi Worldwide Inc. Net loss attributable to UTi Worldwide Inc. was $70.7 million for the three months ended July 31, 2015, compared to net income attributable to UTi Worldwide Inc. of $21.9 million for the corresponding prior year period.

Six months ended July 31, 2015 compared to six months ended July 31, 2014

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the six months ended July 31, 2015 compared to the six months ended July 31, 2014:

Freight Forwarding

	Freight Forwarding Six months ended July 31,
	2015	2014	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$547,093	$638,350	$(91,257)	(14)%
Ocean freight forwarding	472,476	545,493	(73,017)	(13)
Customs brokerage	88,325	106,826	(18,501)	(17)
Other	79,704	105,243	(25,539)	(24)

Total revenues	1,187,598	1,395,912	(208,314)	(15)

Purchased transportation costs:
Airfreight forwarding	424,666	491,287	(66,621)	(14)
Ocean freight forwarding	406,246	458,872	(52,626)	(11)
Customs brokerage	25,495	22,947	2,548	11
Other	53,096	75,070	(21,974)	(29)

Total purchased transportations costs	909,503	1,048,176	(138,673)	(13)

Net revenues:
Airfreight forwarding	122,427	147,063	(24,636)	(17)
Ocean freight forwarding	66,230	86,621	(20,391)	(24)
Customs brokerage	62,830	83,879	(21,049)	(25)
Other	26,608	30,173	(3,565)	(12)

Total net revenues	278,095	347,736	(69,641)	(20)

Yields:
Airfreight forwarding	22.4%	23.0%
Ocean freight forwarding	14.0%	15.9%

Staff costs	188,492	221,190	(32,698)	(15)
Depreciation	7,823	8,826	(1,003)	(11)
Amortization of intangible assets	13,287	12,114	1,173	10
Severance and other	2,897	1,511	1,386	92
Goodwill impairment	50,000	—	—	100
Other operating expenses	86,591	96,577	(9,986)	(10)

Operating (loss)/income	$(70,995)	$7,518	$(28,512)	(379)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $91.3 million, or 14%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $42.6 million, or 7%. When the effects of foreign currency fluctuations are excluded, the decrease in airfreight forwarding revenues of $42.6 million was caused by (i) a decrease of $34.6 million attributable to a decline of airfreight forwarding volumes, and (ii) a decrease of $8.0 million attributable to a decline of our selling rates, caused in part by lower carrier rates incurred by us. Airfreight forwarding volumes decreased 5% for the six months ended July 31, 2015, compared to the corresponding prior year period.

Airfreight forwarding net revenues decreased $24.6 million, or 17%, for the six months ended July 31, 2015, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, airfreight forwarding net revenues decreased $12.6 million, or 9%. The $12.6 million decrease in airfreight forwarding net revenues calculated on a basis excluding the effects of foreign currency was caused by (i) a $7.8 million decrease attributable to a decrease of airfreight forwarding volumes and (ii) a $4.8 million net decrease attributable to a decline in our carrier rates.

Airfreight yields for the six months ended July 31, 2015 decreased approximately 60 basis points to 22.4% compared to 23.0% for the corresponding prior year period.

        Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $73.0 million, or 13%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $25.2 million, or 5%. When the effects of foreign currency fluctuations are excluded, a decrease of $25.2 million in ocean freight forwarding revenues was caused by a decrease of $28.2 million due to reduced ocean freight volumes, which was slightly offset by an increase of $3.0 million caused in part by a slight increase in our selling rates. Ocean freight volumes decreased 5% during the six months ended July 31, 2015 compared to the corresponding prior year period.

Ocean freight forwarding net revenues decreased $20.4 million, or 24%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues decreased $13.2 million, or 15%. The $13.2 million decrease in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a decrease of $9.3 million attributable to a decline of our selling rates, and (ii) a decrease of $3.9 million attributable to slightly increased ocean freight volumes. Ocean freight yields for the six months ended July 31, 2015, decreased 190 basis points to 14.0% compared to 15.9% for the corresponding prior year period.

Customs Brokerage and Other. Customs brokerage revenues decreased $18.5 million, or 17%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues decreased $7.4 million, or 7%. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $25.5 million, or 24%, for the six months ended July 31, 2015, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $14.9 million, or 14%.

Customs brokerage net revenues decreased $21.0 million, or 25%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues decreased $13.2 million, or 16%. Other freight forwarding related net revenues decreased $3.6 million, or 12%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding related net revenues decreased $1.1 million, or 4%.

Staff Costs. Staff costs in our Freight Forwarding segment decreased $32.7 million, or 15%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment decreased $14.2 million, or 6%. As a percentage of our Freight Forwarding segment revenues, staff costs , including the effects of foreign currency were 16% for both periods. Movements of staff costs in our Freight Forwarding segment are typically driven more by changes in total shipment counts rather than changes in volumes. The number of airfreight shipments declined 7% for the six months ended July 31, 2015 compared to the corresponding prior year period. Ocean freight shipments decreased 6% during the same comparative period.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.2 million for the six months ended July 31, 2015, compared to the corresponding prior year period.

Severance and Other. During the six months ended July 31, 2015 and 2014, we incurred severance and other costs in the Freight Forwarding segment of approximately $2.9 million and $1.5 million, respectively, comprised primarily of severance charges. The charges for the six months ended July 31, 2015, were primarily related to our January 2015 Reorganization. The severance charges for the previous period were related to our business transformation initiatives, which included redefining business processes, developing and implementing 1View and rationalizing business segments to a more common organizational structure on a worldwide basis.

Goodwill Impairment. In connection with the preparation of the company’s consolidated financial statements for the six months ended July 31, 2015, we recorded a charge of $50.0 million, before a related deferred tax benefit of $9.0 million, for impairment of goodwill in the company’s Freight Forwarding segment. This charge was recorded based on several factors, which included slowing macroeconomic growth and the performance of our stock price in the period subsequent to July 31, 2015.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment decreased $10.0 million, or 10%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $2.1 million, or 2%.

Contract Logistics and Distribution

	Contract Logistics and Distribution Six months ended July 31,
	2015	2014	Change Amount	Change Percentage
Revenues:
Contract logistics	$369,803	$384,690	$(14,887)	(4)%
Distribution	291,574	303,757	(12,183)	(4)
Other	38,270	53,674	(15,404)	(29)

Total revenues	699,647	742,121	(42,474)	(6)

Purchased transportation costs:
Contract logistics	95,457	92,062	3,395	4
Distribution	205,013	214,435	(9,422)	(4)
Other	9,271	20,286	(11,015)	(54)

Total purchased transportations costs	309,741	326,783	(17,042)	(5)

Staff costs	202,366	205,962	(3,596)	(2)
Depreciation	15,318	16,344	(1,026)	(6)
Amortization of intangible assets	1,564	1,905	(341)	(18)
Severance and other	2,296	260	2,036	783
Other operating expenses	142,916	161,601	(18,685)	(12)

Operating income	$25,446	$29,266	$(3,820)	(13)%

Contract Logistics. Contract logistics revenues decreased $14.9 million, or 4%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $15.6 million, or 4%. The increase when the effects of foreign currency effects are excluded was due to increased logistics volumes in the Americas and Africa regions over the comparative periods.

Contract logistics purchased transportation costs increased $3.4 million, or 4%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, purchased transportation costs in our contract logistics and distribution segment increased $10.3 million, or 11%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements. These sourcing activities increased during the six months ended July 31, 2015 when compared to the corresponding prior year period, due to increased volumes for additional business won by our America’s Contract Logistics entities.

Distribution. Distribution revenues decreased $12.2 million, or 4%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues decreased $4.2 million, or 1%.

Distribution purchased transportation costs decreased $9.4 million, or 4%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs decreased $6.5 million, or 3%.

Other. Other contract logistics and distribution revenues decreased $15.4 million, or 29%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $9.5 million, or 18%. Other purchased transportation costs decreased $11.0 million, or 54%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other purchased transportation costs decreased $8.9 million, or 44%. The decrease is primarily attributed to the exit of a significant transportation management contract associated with one of our European entities.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $3.6 million, or 2%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution Segment increased $11.1 million, or 5%. The increase is primarily attributable to increased business in our America’s contract logistics business.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment decreased $18.7 million, or 12%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expense in our Contract Logistics and Distribution Segment decreased $4.4 million, or 3%, due to the closure of several of our America’s contract logistics sites and a reduction of fuel prices in our America and Africa geographic locations.

Corporate

Staff Costs. Staff costs at corporate decreased $2.1 million, or 12%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in corporate decreased $0.4 million, or 2%.

Other Operating Expenses. Other operating expenses in corporate decreased $2.2 million, or 12%, for the six months ended July 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expense in corporate decreased $3.9 million, or 22%.

Interest Expense, Net. Interest income typically relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities and our outstanding notes. Interest income was $7.1 million and $11.3 million for the six months ended July 31, 2015 and 2014, respectively. Interest expense was $29.2 million and $30.0 million for the six months ended July 31, 2015 and 2014, respectively. The decrease in interest income and interest expense is due to our South African cash pool facility.

Loss on Debt Extinguishment. Included in loss on debt extinguishment for the six months ended July 31, 2014, is (i) a make-whole payment of $20.8 million with respect to the prepayment of the 2014 Notes, and (ii) a charge of $1.0 million related to unamortized debt issuance costs related to the prepayment of the 2013 Notes and the termination of various credit facilities.

Other Income/(Expenses), Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our provision for income taxes for six months ended July 31, 2015 was $3.8 million on a pretax loss of $102.2 million resulting in an effective tax rate of negative 3.7%. During the six months ended July 31, 2014, we recorded a tax provision of $18.7 million on a pretax loss of $43.8 million resulting in an effective tax rate of negative 42.8%. The $14.9 million decrease in the provision for income taxes in absolute dollars was attributable to: (i) a decrease of profitability in tax paying jurisdictions which decreased the provision by $5.9 million, and (ii) a tax benefit of $9.0 million related to the goodwill impairment for tax paying jurisdictions and deferred taxes in the United States.

Net (Loss)/Income Attributable to Non-Controlling Interests. Net loss attributable to non-controlling interests was $2.0 million for the six months ended July 31, 2015, compared to net income attributable to non-controlling interests of $3.1 million for the corresponding prior year period.

Net (Loss) Attributable to UTi Worldwide Inc. Net loss attributable to UTi Worldwide Inc. was $104.0 million for the six months ended July 31, 2015, compared to net income attributable to UTi Worldwide Inc. of $65.7 million for the corresponding prior year period.

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Revenues:
Airfreight forwarding	$252,315	$316,949	$547,093	$638,350
Ocean freight forwarding	230,178	282,361	472,476	545,493
Customs brokerage	43,802	62,499	88,325	106,826
Contract logistics	185,796	197,526	369,803	384,690
Distribution	146,686	156,899	291,574	303,757
Other	55,151	77,911	117,974	158,917

Total	$913,928	$1,094,145	$1,887,245	$2,138,033

Purchased transportation costs:
Airfreight forwarding	$193,573	$245,874	$424,666	$491,287
Ocean freight forwarding	192,885	239,824	406,246	458,872
Customs brokerage	13,041	11,939	25,495	22,947
Contract logistics	45,979	47,792	95,457	92,062
Distribution	103,264	110,651	205,013	214,435
Other	26,637	44,345	62,367	95,356

Total	$575,379	$700,425	$1,219,244	$1,374,959

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues:

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014
Revenues:
Airfreight forwarding	28%	29%	29%	30%
Ocean freight forwarding	25	26	25	26
Customs brokerage	5	6	5	5
Contract logistics	20	18	20	18
Distribution	16	14	15	14
Other	6	7	6	7

Total revenues	100	100	100	100

Purchased transportation costs:
Airfreight forwarding	21	22	23	23
Ocean freight forwarding	21	22	22	21
Customs brokerage	1	1	1	1
Contract logistics	5	4	5	4
Distribution	11	10	11	10
Other	4	5	3	4

Total purchased transportation costs	63	64	65	63

Staff costs	23	21	22	21
Depreciation	1	1	1	1
Amortization of intangible assets	1	1	1	1
Severance and other	*	*	*	*
Goodwill impairment	5	*	3	*
Other operating expenses	13	13	13	13

Total operating expenses	106	100	105	99

Operating (loss)/income	(6)	*	(5)	1
Interest income	*	1	*	1
Interest expense	(1)	(2)	(2)	(1)
Loss on debt extinguishment	*	*	*	(1)
Other expense, net	*	*	*	*

Pretax loss	(7)	(1)	(7)	*
Provision for income taxes	*	1	*	1

Net loss	(7)	(2)	(7)	(1)
Net loss attributable to non-controlling interests	*	*	*	*

Net loss attributable to UTi Worldwide Inc.	(7)%	(2)%	(7)%	(1)%

*	Less than one percent.

Liquidity and Capital Resources

Recent Losses and Outlook. For the three and six months ended July 31, 2015, our revenue declined approximately 16% and 12%, respectively, when compared to the prior year comparable periods. Our operating losses for the three and six months ended July 31, 2015 were approximately $61.2 million and $80.1 million, respectively, while our net losses attributable to UTi Worldwide Inc. for the three and six months ended July 31, 2015 were approximately $70.7 million and $104.0 million, respectively. Over the past 18 months, we have taken a number of steps attempting to address our financial condition. These steps include completing our Fiscal 2015 Refinancing, which was intended to address our then liquidity issues, and our January 2015 Reorganization, which was intended to simplify our leadership structure and reduce our on-going costs. Notwithstanding the actions we have taken, based on our results of operations through July 31, 2015 and our current expectations for the remainder of fiscal 2016, we anticipate that we will report losses through at least the end of the current fiscal year. In addition, at this time, we are unable to assess whether the improvement in our cash from operations in the second fiscal quarter of 2016 will impact our ability to generate cash from operations in the third and fourth fiscal quarters of fiscal 2016. Furthermore, early preliminary indications point towards a potential softening in what has been historically a peak season in airfreight trade volumes with respect to our third fiscal quarter. Accordingly, our ability to accurately forecast our liquidity is even more limited than it has been historically. Our liquidity, financial condition and operating performance could also be materially and adversely impacted by a number of factors, including if we are unable to increase our revenues and return to profitability and the other risks, uncertainties and factors described elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and in our other filings with the SEC. The Company believes that it will have sufficient liquidity to fund operations for the next year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Losses and Outlook” for additional information.

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

Exchange control laws and regulations. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our parent holding company. We believe that as of July 31, 2015 total net assets which may not be transferred to us in the form of loans, advances, or cash dividends by our subsidiaries without the consent of a third party were approximately 13% of our consolidated total net assets as of the end of the most recent fiscal year.

Client agreements involving cash. We have entered into agreements with certain of our South African pharmaceutical distribution clients specifying the use of designated cash accounts for receivables collections from the end-recipients. In these circumstances, pursuant to the agreements with our clients and for a nominal fee, we manage our clients’ collections and cash application functions, under credit terms and conditions mandated by our clients. Under these arrangements, we bill the end-recipients of the products we distribute from our warehouses on behalf of our clients. We are not obligated to remit cash receipts to our clients until such billings are recovered by us and we typically remit such billings to our clients within two to seven days subsequent to our receipt of cash from the end recipients. Although the company is required under these contracts to use such cash accounts for cash activity related to these clients, the company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $24.4 million and $34.9 million at July 31, 2015 and January 31, 2015, respectively, and are included in cash and cash equivalents, with corresponding liabilities included in accounts payable, in the accompanying consolidated balance sheets. These activities do not have a material impact on the company’s liquidity requirements.

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

As of July 31, 2015, our cash and cash equivalents totaled $215.5 million, representing an increase of $3.7 million from January 31, 2015, the reasons for which are discussed below.

	Six months ended July 31,
	2015	2014
	(Unaudited)
Net cash flow (used in)/provided by:
Operating activities	$(7,068)	(125,087)
Investing activities	(17,749)	(60,469)
Financing activities	37,885	151,810
Effect of foreign exchange rate changes on cash and cash equivalents	(9,395)	8,304
Net increase/(decrease) in cash and cash equivalents	3,673	(25,442)

Cash Used In Operating Activities. Cash used in operating activities for the six months ended July 31, 2015 and 2014 was $7.1 million and $125.1 million, respectively. Cash provided by or used in operating activities is highly dependent on changes in operating assets and liabilities which are driven by timing differences in cash receipts and payments. As a result, we believe it is also useful to compare cash flows from operations, apart from these effects. Such comparison is as follows:

	Six months ended July 31,
	2015	2014
	(Unaudited)
Net cash used in operating activities:
Net loss	$(106,010)	$(62,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Make-whole payment	—	20,830
Goodwill impairment	50,000	—
Non-cash adjustments	52,966	59,554

Total	102,966	80,384

Total results of operations, after cash and non-cash adjustments to net loss	(3,044)	17,859

Changes in operating assets and liabilities	(4,024)	(142,946)

Net cash used in operating activities	(7,068)	(125,087)

Accounts receivable and accounts payable are impacted by items included in revenue and expenses, respectively, and also by billings and disbursements of pass-through items for customs duties and taxes, which are not included in revenue and expense on our consolidated statements of operations. Variances of customs duties and taxes are primarily attributable to variances in the number of clearances and the value of goods imported over the comparable periods. A roll forward schedule of such activity for the first six months of fiscal years ended 2016 and 2015, respectively, is below:

Trade Receivables	Six months ended July 31,
	2015	2014
Beginning balance	$887,084	$972,177

Billings:
Revenues	1,887,245	2,138,033
Billings for pass-through items	1,632,740	2,022,877

Gross billings	3,519,985	4,160,910
Amounts collected	(3,577,085)	(4,065,753)

Net cash outflow/(inflow) from billings and collections	(57,100)	95,157
Foreign currency translation and other	(31,779)	(8,348)

Ending balance	$798,205	$1,058,986

Trade Payables	Six months ended July 31,
	2015	2014
Beginning balance	$500,853	$562,095

Purchased transportation costs:
Purchased transportation costs	1,219,244	1,374,959
Purchased transportation costs for pass-through items	1,632,740	2,022,877

Total accruals	2,851,984	3,397,836
Amounts disbursed	(2,896,342)	(3,448,672)

Net cash (outflow)/inflow from accruals and payments	(44,358)	(50,836)
Foreign currency translation and other	(18,087)	12,176

Ending balance	$438,408	$523,435

Cash Used in Investing Activities. Cash used in investing activities during the first six months of fiscal years 2016 and 2015 was $17.7 million, and $60.5 million, respectively. During the first six months of fiscal 2016, we used $6.4 million of cash for software development and $8.6 million for other capital expenditures, consisting primarily of computer hardware and furniture, fixtures and equipment. This compares to cash used for software development of $5.9 million and cash used for other capital expenditures of $12.2 million during the same period of last year. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. We currently expect to incur an aggregate of approximately $30.0 million to $40.0 million for cash capital expenditures during fiscal 2016, including amounts already spent as of July 31, 2015.

In connection with the Fiscal 2015 Refinancing, described below, during the first six months of fiscal 2015 certain facilities were terminated and we provided cash collateral in the amount of $50.0 million to secure the letters of credit and bank guarantees which were outstanding thereunder and which facilities remain outstanding as of July 31, 2015. The usage of such cash is restricted pursuant to applicable agreements. For the six months ended July 31, 2015, the required amount of cash collateral had a net increase of $5.5 million based on the letters of credit and bank guarantees that remain outstanding as of quarter end.

Cash Provided by Financing Activities. Cash provided by financing activities during the first six months of fiscal 2016 and 2015 was $37.9 million, and $151.8 million, respectively. Our financing activities during the first six months of fiscal 2016 included (i) net borrowings from bank lines of credit and other revolving lines of credit of $153.1 million, (ii) proceeds from the issuance of financing agreements of $57.0 million and (iii) an increase in other short-term borrowings of $0.5 million. Such borrowings were partially offset by (i) repayments of bank lines of credit, financing agreements and long-term borrowings of $164.3 million; (ii) repayments of capital lease obligations of $6.5 million; and (iii) other net usages of $1.9 million.

Our financing activities during the first six months of fiscal 2015 included (i) proceeds from the issuance of long-term borrowings of $404.4 million and (ii) proceeds from the issuance of Convertible Preference Shares of $175.0 million. In connection with the Fiscal 2015 Refinancing, we completed a private offering of $400.0 million principal amount of our 4.50% convertible senior notes due 2019 (which we refer to as the 2019 Notes) and a private offering of our Convertible Preference Shares in the principal amount of $175.0 million. After deducting fees and allocated expenses, we received net cash proceeds of $556.6 million from the Fiscal 2015 Refinancing. Such borrowings were partially offset by (i) repayments of long-term borrowings of $203.2 million and (ii) combined debt and equity issuance costs of $25.8 million. As part of the Fiscal 2015 Refinancing, we repaid all of the $200.0 million aggregate principal amount of our previously outstanding notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of $20.8 million.

Other financing activities during the first six months of fiscal 2015 included borrowings from bank lines of credit of and other revolving lines of credit $126.9 million; offset by (i) net repayments of bank lines of credit of $294.3 million; (ii) a decrease in short-term borrowings of $0.7 million; (iii) repayments of capital lease obligations of $7.9 million; and (iv) other net usages of $1.8 million.

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

Fiscal 2015 Refinancing. In March 2014 we undertook several steps to address the liquidity and covenant challenges which we were then experiencing (we refer to these steps collectively as the Fiscal 2015 Refinancing). These steps included, completing the private placements of our 2019 Notes and of our Convertible Preference Shares, and entering into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility). As previously disclosed, we also repaid our then outstanding notes and refinanced our indebtedness which was then outstanding under certain of our credit facilities.

In connection with the Fiscal 2015 Refinancing, certain of our credit facilities were terminated and we provided cash collateral to secure the letters of credit and bank guarantees which were outstanding thereunder and which remain outstanding as of July 31, 2015. As of July 31, 2015, $34.6 million of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreements. Continuing after the completion of the Fiscal 2015 Refinancing, we had, and we continue to maintain, our South African Facilities Agreement and various other bank lines of credit and letters of credit facilities. In addition to such bank lines of credit, in fiscal 2015 we started borrowing pursuant to short-term advances made under our uncommitted financing arrangements with Greensill Capital (UK) Limited (Greensill) to help us fund our short-term working capital requirements. See “Other Short Term Borrowings” below for a description of such arrangement.

Since implementing the Fiscal 2015 Refinancing, we have incurred additional losses. Our ability to make scheduled payments on, or to refinance, our debt obligations and to fund planned capital expenditures depends on market conditions, including lenders’ assessment of our creditworthiness and business prospects in the future, as well as our ability to generate cash in the future and our financial condition and operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Losses and Outlook” above for additional information.

Information about Borrowings. The following table presents information about our borrowings under various bank lines of credit, letters of credit and other bank credit facilities as of July 31, 2015 (the table is in thousands). The table below does not include our outstanding indebtedness owed under our other short-term borrowings and our long-term borrowings. See “Other Short-Term Borrowings” and “Long-Term Borrowings” for additional information regarding such other indebtedness.

Bank Lines of Credit and Letters of Credit Facilities

	CitiBank Credit Facility(1)	South African Facilities Agreement (2)	Other Facilities(3)	Total
Credit facility limit	$135,126	$53,759	$153,582	$342,467

Facility usage for cash withdrawals(4)	28,000	5,351	28,857	62,208
Letters of credit and guarantees outstanding	12,710	21,832	83,368	117,910

Total facility/usage	$40,710	$27,183	$112,225	$180,118

Available, unused capacity	$94,416	$26,576	$41,357	$162,349
Available for cash withdrawals	$94,416	$24,691	$36,128	$155,235

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (a) $150.0 million or (ii) (a) the borrowing base calculation for the period less (b) letters of credit or guarantees outstanding and (c) outstanding cash withdrawals and reimbursement obligations. The average outstanding cash borrowings during the six months ended July 31, 2015 was $94.0 million. As of the date of the filing of this Form 10-Q, the credit facility limit was $130.9 million, the outstanding cash borrowings was $98.0 million and the letters of credit and guarantees outstanding remained $12.7 million.
(2)	In September 2014 we amended and restated our credit facility for our operations in South Africa (the South African Facilities Agreement), which currently provides for both: (i) a 680.0 million ZAR revolving credit facility, which is comprised of a ZAR 380.0 million working capital facility and a ZAR 300.0 million letter of credit, guarantee, forward exchange contract and derivative instrument facility, and (ii) a ZAR 150.0 million revolving asset-based finance facility, which consists of a capital lease line. Excluded from the table are amounts outstanding under the ZAR 150.0 million revolving asset-based finance facility, which amounts are included under capital lease obligations on our consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $56.4 million and $74.3 million for the period ended July 31, 2015 and January 31, 2015, respectively.
(3)	Certain bank letters of credit and guarantees outstanding in this column are collateralized by our cash held as collateral. As of July 31, 2015, $34.6 million of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreement.
(4)	Certain amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the company’s subsidiaries.

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

The South African Facilities Agreement contains events of default and covenants, including, but not limited to, financial covenants, restrictions on certain types of activities and transactions, reporting covenants, cross defaults to other indebtedness and other terms, events of default and covenants typical of credit facilities. The South African Facilities Agreement also provides for an uncommitted seasonal customs facility which may be made available to the South African obligors at a later date if requested by the South African obligors. In addition, the South African Facilities Agreement provides the South African obligors with an option to request that Nedbank increase its commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 400.0 million, subject to the approval of Nedbank and the satisfaction of certain conditions precedent. We obtained a waiver from the lender under our South African Facilities Agreement regarding a financial covenant in such agreement for the measurement period ended January 31, 2015 and in May 2015, the South African Facilities Agreement was amended to exclude from the calculation of the Interest Cover Ratio covenant for the measurement period ending on July 31, 2015, the amount of ZAR 280.0 million which relates to a previously disclosed impairment relating to an unpaid receivable owed by a client in South Africa that has entered into the South African equivalent of bankruptcy.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of July 31, 2015, the value of these contingent liabilities was $22.9 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $18.0 million were included in bank lines of credit on our balance sheet at July 31, 2015.

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

Other Limitations and Covenants. The CitiBank Credit Facility, the South African Facilities Agreement, and certain of our other credit, letters of credit and guarantee facilities also contain other limitations on the payment by us and/or by our various subsidiaries of dividends, distributions and share repurchases. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. Should we fail to comply with the covenants in the CitiBank Credit Facility, the South African Facilities Agreement, or certain of our other credit, letters of credit or other facilities, we would be required to seek to amend the covenants or to seek a waiver of such non-compliance as we were required to do in the past. If we are unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various agreements and facilities could become immediately due and payable and our various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to us. Furthermore, the CitiBank Credit Facility, the South African Facilities Agreement, and certain of our other credit and debt facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such agreements and facilities the right to declare a default if we default under other indebtedness in certain circumstances.

The maximum and average borrowings against all of our bank lines of credit during the first six months of fiscal 2016 were $206.5 million and $152.0 million, respectively. The maximum and average borrowings against all of our bank lines of credit during the first six months of fiscal 2015 were $334.8 million and $222.8 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements due to requirements to fund customs duties and taxes, changes in accounts receivable and accounts payable, and other working capital requirements.

Other Short-term Borrowings. In addition to our lines of credit and letters of credit facilities from banks and other financial institutions, we also have a number of short-term borrowings issued by various parties not described above. The total of such borrowings at July 31, 2015 and January 31, 2015, was $70.4 million and $52.8 million, respectively.

On December 2014, we entered into a Parent Customer Agreement (the Customer Agreement) with Greensill and a Re-invoicing Service Agreement (the Re-invoicing Agreement) with Bramid Outsource Limited (an affiliate of Greensill and the Re-Invoicing Agent). The Service Agreement and the Re-invoicing Agreement are referred to herein collectively as the Greensill Financing Agreements. Pursuant to the Greensill Financing Agreements, we may submit written requests to the Re-Invoicing Agent pursuant to which we may receive an advance of funds to pay such invoices or to reimburse ourselves if the relevant invoice has already been paid. Currently, our internal authorization for borrowings under the Greensill Financing Agreements is set at $100.0 million, although the Greensill Financing Agreements do not contain a commitment by Greensill to make any additional advances to us. Greensill may elect, but has no obligation, to advance any funds to us as Greensill retains the right to evaluate each request submitted by us and may establish the terms of each advance (assuming an advance will be made) at the time a request is submitted. The Greensill Financing Agreements do not contain a commitment by Greensill as to any particular level of advances to be made to us. If the Re-Invoicing Agent and Greensill choose to enter into a transaction, the Re-Invoicing Agent shall charge us a fee based on an annual rate of Libor plus 9.5%. If any amount is not paid on the maturity date, the advance will continue to accrue interest at LIBOR plus 9.5%. The principal portion of such advance and the fee are due on the maturity of such advance which may vary by agreement between the parties, although all advances currently outstanding under the Greensill Financing Agreements must be repaid on the six month anniversary of the initial advancement of funds. In the second quarter of fiscal 2016, approximately $40.0 million of advances under the Greensill Financing Agreements were repaid and we obtained new advances aggregating approximately $35.0 million. As of July 31, 2015, we had a total of approximately $57.0 million outstanding under the Greensill Financing Agreements. Of such amounts, approximately $22.0 million is due and payable in the third quarter of fiscal 2016 and approximately $35.0 million is due and payable in the fourth quarter of fiscal 2016. No assurances can be given that we will be able to obtain additional advances in the future under the Greensill Financing Agreements. Of such amount, approximately $11.0 million was paid in cash in September 2015 prior to the filing of this Form 10-Q, approximately $11.0 million is due and payable in cash in September 2015 after the date of the filing of this Form 10-Q and approximately $35.0 million is due and payable in full in cash in December 2015. We are currently in discussions with Greensill regarding a possible extension with respect to the approximately $11.0 million amount due and payable in September 2015 after the filing date of this Form 10-Q. There is no assurance that such extension will be granted on acceptable terms, or at all. In addition, no assurances can be given that the Company will be able to obtain additional advances in the future under the Greensill Financing Agreements.

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

Long-term Borrowings. The following table presents information about the company’s indebtedness pursuant to its 2019 Notes and other long-term borrowings as of July 31, 2015:

	2019 Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature	$47,690
Interest rate per annum	4.50%	1.00%
Discount rate	7.40%

Balance at July 31, 2015:
Current portion of long-term borrowings	—	891	891
Long-term borrowings, excluding current portion	363,990	4,354	368,344

Total	$363,990	$5,245	$369,235

(1)	The fair value of the 2019 Notes has been bifurcated and presented in equity under common stock in the company’s consolidated financial statements beginning in April 30, 2014. The amount included in long-term borrowings is accreting to the $400.0 million redemption value using a discount rate of approximately 7.4%, which approximated the company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

2019 Notes. On March 4, 2014, we completed a private offering of our 2019 Notes in the aggregate principal amount of $400.0 million, and entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee, in connection therewith. After deducting fees and expenses, we received net proceeds from the offering of $386.1 million. The Indenture governs the 2019 Notes and contains terms and conditions customary for transactions of this type, including customary events of default such as cross-defaults and other provisions. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by us when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. We may not redeem the 2019 Notes at our option prior to maturity unless certain tax related events occur. In addition, the Indenture provides that if we undergo certain types of “fundamental changes” prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require us to repurchase all or any of such holder’s 2019 Notes for cash. Pursuant to the terms of the Indenture, the 2019 Notes will be convertible into our ordinary shares at a conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), subject to adjustment, upon the occurrence of certain events prior to the close of business on the business day immediately preceding September 1, 2018, and, on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. Upon a conversion of the 2019 Notes, in accordance with the Indenture we have the option to pay or deliver, as the case may be, cash, our ordinary shares or a combination of cash and ordinary shares, at our election.

Convertible Preference Shares. As previously disclosed, as part of our Fiscal 2015 Refinancing we completed a private offering of our Series A 7.0% Convertible Preference Shares to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175.0 million. For additional information regarding the terms of the Convertible Preference Shares, see Note 4 of the Notes to Financial Statements contained in Part I of this Form 10-Q.

Off-Balance Sheet Arrangements

Other than operating leases, we have no material off-balance sheet arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. There have been no significant changes in our critical accounting estimates during the first six months of fiscal 2016. During the three months ended July 31, 2015, we recorded a charge of $50.0 million, before a related deferred tax benefit of $9.0 million, for impairment of goodwill in the company’s Freight Forwarding segment. See Note 6 of the Notes to Financial Statements contained in Part I of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of July 31, 2015, there had been no material changes to our exposure to market risks since January 31, 2015, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 on file with the SEC. For a discussion of our market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of July 31, 2015. In our Annual Report on Form 10-K for the year ended January 31, 2015, we concluded that our disclosure controls and procedures were ineffective as of January 31, 2015, solely due to a material weakness in internal control over financial reporting. This material weakness relates to our centralized process for certain activity recorded through our freight forwarding receivable and payable clearing accounts. As a result, underlying controls related to freight forwarding receivables, payables, revenues and purchased transportation cost accounts were not operating effectively. This material weakness is described more fully in our Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related Report of Independent Registered Public Accounting Firm, which are contained in Item 15 of Part IV of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. Furthermore based upon our evaluation (which evaluation included our Chief Executive Officer and Chief Financial Officer) as of July 31, 2015, our management (which included our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were ineffective as of July 31, 2015, due solely to the material weakness in our internal control over financial reporting described above and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Industry-Wide Anti-Trust Investigation. On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $3.4 million at July 31, 2015) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court and oral arguments were heard in October 2014.

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

In May 2012, the Competition Commission of Singapore informed us that it was contemplating an administrative investigation into possible alleged cartel activity in the international freight forwarding market. In January 2013, we provided information and documents related to the air Automated Manifest System (AMS) fee in response to a notice we received in November 2012 from the Competition Commission of Singapore requesting the information and indicating that the commission suspected that we engaged in alleged anti-competitive behavior relating to freight forwarding services to and from Singapore. In September 2013, we received a follow-up request for information and provided such information in November 2013. On May 29, 2015, we were notified that the Competition Commission of Singapore had discontinued its investigation.

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

Matters Related to the Fiscal 2015 Financing. On March 17, 2014, a putative securities class action lawsuit was filed against us and certain of our executives in the United States District Court for the Central District of California. As amended on September 5, 2014, the complaint, which is captioned Michael J. Angley, individually and on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner, Richard G. Rodick, Edward G. Feitzinger and Jeffrey W. Misakian, No. 2:14-cv-02066, generally alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the SEC between March 28, 2013 and February 26, 2014, material facts relating to our liquidity position, financial condition, financial covenants, financial systems and freight forwarding operating system. The complaint seeks unspecified damages and other relief. The company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. All defendants moved to dismiss on November 4, 2014. On June 10, 2015, the court granted defendants’ motion to dismiss, with leave for plaintiffs to amend. On June 29, 2015, plaintiffs filed an amended complaint and on July 20, 2015, we filed a new motion to dismiss.

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

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. Although there have been no material changes to the risk factors as disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC, except as outlined below, investors should read the information under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Losses and Outlook and – Liquidity and Capital Resources” for more information about some of the near term risks we face. The disclosures in our Annual Report on Form 10-K, this Form 10-Q and in other reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

Global economic uncertainty has increased the risk that the carrying value of our assets will be impaired. We recorded an impairment charge of $50.0 million in the second quarter of fiscal 2016 and we may be required to record impairment charges to our goodwill, and identifiable intangible assets and property, plant and equipment in the future. Such charges would impact the results of our operations. Intangible assets with indefinite lives, including goodwill, are assessed at least annually for impairment in accordance with FASB Codification Topic 350, Intangibles – Goodwill and Other (ASC 350). We complete the required impairment test annually in the second quarter, and also when evidence of potential impairment exists. When it is determined that impairment has occurred, a charge to operations is recorded. Additionally, if facts and circumstances indicate that the carrying amount of identifiable amortizable intangible assets and property, plant and equipment may be impaired, we perform an evaluation of recoverability in accordance with FASB Codification Topic 360, Property, Plant and Equipment (ASC 360). If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a reduction to the carrying amount is required. If a reduction is required, the carrying amount of an impaired asset would be reduced to fair value. During the three months ended July 31, 2015, we recorded a charge of $50.0 million, for the impairment of goodwill. The Company is currently in the process of finalizing several of the key assumptions used in its annual goodwill impairment test and anticipates completing the process the third quarter of fiscal 2016. Changes in business strategy, government regulations, or economic or market conditions have resulted and may result in further substantial impairment write-downs of our intangible or other assets at any time in the future. In addition, we have been and may be required in the future to recognize increased depreciation and amortization charges if we determine that the useful lives of our property, plant and equipment are shorter than we originally estimated.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.1	Letter Amendment from Nedbank dated May 8, 2015

10.2*	UTi Worldwide Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s proxy statement filed with the Securities and Exchange Commission on May 13, 2015)

10.3*	UTi Worldwide Inc. Executive Cash Bonus Plan (incorporated by reference to Appendix B to the Company’s proxy statement filed with the Securities and Exchange Commission on May 13, 2015)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: September 9, 2015	By:	/s/ Edward G. Feitzinger
Edward G. Feitzinger
Chief Executive Officer

Date: September 9, 2015	By:	/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.1	Letter Amendment from Nedbank dated May 8, 2015

10.2*	UTi Worldwide Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s proxy statement filed with the Securities and Exchange Commission on May 13, 2015)

10.3*	UTi Worldwide Inc. Executive Cash Bonus Plan (incorporated by reference to Appendix B to the Company’s proxy statement filed with the Securities and Exchange Commission on May 13, 2015)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement