Form 10-Q
period 2015-10-31
UTi WORLDWIDE INC
filed 2015-12-10
CIK 1124827

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

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

At December 7, 2015, the number of shares outstanding of the issuer’s ordinary shares of no par value was 106,081,706.

UTi Worldwide Inc.

Report on Form 10-Q

For the Quarter Ended October 31, 2015

- i -

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

UTi Worldwide Inc.

Condensed Consolidated Balance Sheets

As of October 31, 2015 and January 31, 2015

(in thousands, except share amounts)

	October 31, 2015	January 31, 2015
	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$264,871	$211,832
Cash held as collateral	34,104	29,068
Trade receivables (net of allowances for doubtful accounts of $16,524 and $19,964 as of October 31, 2015 and January 31, 2015, respectively)	806,058	887,084
Deferred income taxes	12,154	12,596
Other current assets	145,248	154,756

Total current assets	1,262,435	1,295,336
Property, plant and equipment (net of accumulated depreciation of $283,954 and $281,287 as of October 31, 2015 and January 31, 2015, respectively)	167,660	195,523
Goodwill	219,640	282,572
Other intangible assets, net	131,878	147,018
Investments	4,730	1,023
Deferred income taxes	10,423	11,175
Other non-current assets	37,229	41,305

Total assets	$1,833,995	$1,973,952

LIABILITIES & EQUITY
Bank lines of credit	$131,178	$31,306
Short-term borrowings	48,515	52,825
Current portion of long-term borrowings	7,080	1,429
Current portion of capital lease obligations	11,849	11,429
Trade payables and other accrued liabilities	650,840	698,450
Income taxes payable	5,899	8,995
Deferred income taxes	11,953	12,177

Total current liabilities	867,314	816,611
Long-term borrowings, excluding current portion	368,801	366,846
Capital lease obligations, excluding current portion	47,842	56,455
Deferred income taxes	14,906	14,204
Other non-current liabilities	34,212	36,892
Convertible preference shares	191,978	181,957
Commitments and contingencies
UTi Worldwide Inc. shareholders’ equity:
Common stock - ordinary shares of no par value; issued and outstanding 106,074,789 and 105,534,957 shares as of October 31, 2015 and January 31, 2015 respectively	581,537	575,164
(Accumulated deficit)/retained earnings	(54,081)	92,664
Accumulated other comprehensive loss	(227,371)	(179,423)

Total UTi Worldwide Inc. shareholders’ equity	300,085	488,405
Non-controlling interests	8,857	12,582

Total equity	308,942	500,987

Total liabilities and equity	$1,833,995	$1,973,952

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended October 31, 2015 and 2014

(in thousands, except share and per share amounts)

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues	$884,711	$1,077,179	$2,771,956	$3,215,212

Purchased transportation costs	556,520	694,828	1,775,764	2,069,787
Staff costs	199,171	219,105	605,911	664,250
Depreciation	12,284	14,207	38,209	42,235
Amortization of intangible assets	7,296	7,398	22,147	21,417
Severance and other	—	23,674	5,483	25,965
Goodwill impairment	—	—	50,000	—
Other operating expenses	121,241	139,842	366,316	415,744

Operating loss	(11,801)	(21,875)	(91,874)	(24,186)
Interest income	2,212	6,332	9,262	17,624
Interest expense	(13,543)	(16,888)	(42,729)	(46,843)
Loss on debt extinguishment	—	—	—	(21,820)
Other expense, net	(1,712)	(205)	(1,716)	(1,202)

Pretax loss	(24,844)	(32,636)	(127,057)	(76,427)
Provision for income taxes	7,184	2,321	10,981	21,055

Net loss	(32,028)	(34,957)	(138,038)	(97,482)
Net income/(loss) attributable to non-controlling interests	677	(1,271)	(1,313)	1,855

Net loss attributable to UTi Worldwide Inc.	$(32,705)	$(33,686)	$(136,725)	$(99,337)

Basic and diluted loss per common share attributable to UTi Worldwide Inc. common shareholders	$(0.34)	$(0.35)	$(1.39)	$(1.02)

Number of weighted average common shares outstanding used for per share calculations Basic and diluted shares	106,052,511	105,438,911	105,901,067	105,257,604

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended October 31, 2015 and 2014

(in thousands)

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net loss	$(32,028)	$(34,957)	$(138,038)	$(97,482)
Other comprehensive loss:
Foreign currency translation	(18,742)	(19,828)	(49,869)	(3,765)
Defined benefit plan adjustments	190	224	383	234

Other comprehensive loss	(18,552)	(19,604)	(49,486)	(3,531)

Comprehensive loss, before non-controlling interests	(50,580)	(54,561)	(187,524)	(101,013)
Comprehensive (loss)/income attributable to non-controlling interests	(77)	(1,749)	(2,851)	2,033

Comprehensive loss attributable to UTi Worldwide Inc.	$(50,503)	$(52,812)	$(184,673)	$(103,046)

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended October 31, 2015 and 2014

(in thousands)

	Nine months ended October 31,
	2015	2014
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(138,038)	$(97,482)
Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Share-based compensation costs	7,159	10,365
Depreciation	38,209	42,235
Amortization of intangible assets	22,147	21,417
Amortization of debt issuance costs	2,927	2,805
Make-whole payment	—	20,830
Accretion of convertible senior notes	6,490	5,290
Goodwill impairment	50,000	—
Deferred income taxes	662	(2,438)
Uncertain tax positions	610	792
Gain on disposal of property, plant and equipment	(2,480)	(522)
Provision for doubtful accounts	299	4,328
Installment receivable impairment and other	2,264	20,449
Changes in operating assets and liabilities:
Decrease/(increase) in trade receivables	28,432	(128,995)
Decrease/(increase) in other current assets	4,928	(1,363)
Increase/(decrease) in trade payables	2,686	(8,412)
(Decrease)/increase in accrued liabilities and other liabilities	(10,816)	5,611

Net cash provided by/(used in) operating activities	15,479	(105,090)
INVESTING ACTIVITIES:
Net increase in cash held as collateral	(5,036)	(32,801)
Purchases of property, plant and equipment, excluding software	(17,317)	(20,989)
Proceeds from disposals of property, plant and equipment	4,161	4,058
Purchases of software and other intangible assets	(8,425)	(9,845)
Net increase in other non-current assets and other	(104)	(558)
Investment in joint venture and other	(3,732)	—

Net cash used in investing activities	(30,453)	(60,135)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term borrowings	—	404,644
Proceeds from the issuance of preference shares	—	175,000
Borrowings from bank lines of credit	219,000	183,569
Repayments of bank lines of credit	(121,000)	(356,387)
Net borrowings/(repayments) under revolving lines of credit	3,680	(3,012)
Proceeds from issuance of financing agreements	74,984	—
Repayments of financing agreements	(63,700)	—
Net (decrease)/increase in short-term borrowings	(9,404)	2,472
Repayments of long-term borrowings	(5,321)	(203,517)
Make-whole payment	—	(20,830)
Debt and preferred shares issuance costs	—	(25,789)
Repayments of capital lease obligations	(9,449)	(10,770)
Distributions to non-controlling interests and other	(874)	(1,416)
Ordinary shares settled under share-based compensation plans	(1,164)	(1,807)
Proceeds from issuance of ordinary shares	179	89

Net cash provided by financing activities	86,931	142,246
Effect of foreign exchange rate changes on cash and cash equivalents	(18,918)	10,464

Net increase/(decrease) in cash and cash equivalents	53,039	(12,515)
Cash and cash equivalents at beginning of period	211,832	204,384

Cash and cash equivalents at end of period	$264,871	$191,869

See accompanying notes to the condensed consolidated financial statements.

UTi Worldwide Inc.

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended October 31, 2015 and 2014 (Unaudited)

NOTE 1. Presentation of Financial Statements

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of UTi Worldwide Inc. and its subsidiaries (the Company, we, us, or UTi) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of October 31, 2015 and January 31, 2015, and the consolidated statements of operations, comprehensive loss and cash flows for the three and nine months ended October 31, 2015 and 2014. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended October 31, 2015 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending January 31, 2016 or any other future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

All amounts in the notes to the consolidated financial statements are presented in thousands except for share and per share data.

Merger Agreement. On October 9, 2015, the Company entered into a Merger Agreement (Merger Agreement) with DSV A/S, a Danish corporation (DSV) and an indirect wholly-owned subsidiary of DSV (Merger Sub). Pursuant to the Merger Agreement and subject to its terms and conditions, Merger Sub will be merged with and into the Company (Merger), with the Company surviving the Merger as an indirect wholly-owned subsidiary of DSV. At the effective time of the Merger, each ordinary share, no par value, of the Company (Ordinary Shares) issued and outstanding immediately prior to the effective time (other than Ordinary Shares owned by (1) DSV, Merger Sub, the Company’s subsidiaries or held by the Company as treasury shares or (2) shareholders who have properly exercised dissenter’s rights under the law of the British Virgin Islands) will be converted into the right to receive $7.10 per share in cash, without interest. At the effective time of the Merger, each of the Company’s Class A 7.0% Convertible Preference Shares, no par value (Convertible Preference Shares) issued and outstanding immediately prior to the effective time will become the right to receive $1,125.71 per share in cash, without interest. The completion of the Merger is subject to various customary conditions, including (a) the absence of any law or order preventing the consummation of the Merger, (b) the receipt of certain required antitrust and other regulatory approvals and (c) the Company obtaining the approval of the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement by the Company’s holders of Ordinary Shares (including the holders of the Convertible Preference Shares voting on an as-converted basis) and the holders of the Company’s Ordinary Shares (excluding our largest shareholder and the Convertible Preference Shares). The Merger Agreement contains customary representations and warranties from both the Company and DSV, and also contains customary pre-closing covenants. The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, the Company will pay DSV a termination fee of $34,000.

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

Foreign Currency Translation. Included in other expense, net, are net losses of $1,712 and $1,716 on foreign exchange for the three and nine months ended October 31, 2015, respectively. Included in other expense, net, are net losses of $205 and $1,202 on foreign exchange for the three and nine months ended October 31, 2014, respectively.

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

Segment Reporting. The Company’s reportable business segments (which are also the Company’s operating segments) are (i) Freight Forwarding and (ii) Contract Logistics and Distribution. The Freight Forwarding segment includes airfreight forwarding, ocean freight forwarding, customs brokerage and other related services. The Contract Logistics and Distribution segment includes all operations providing contract logistics, distribution and other related services. Certain corporate costs, enterprise-led costs, and various holding company expenses within the group structure are presented separately.

Earnings Per Share. The Company calculates basic earnings per share based on earnings (loss) available to common shareholders and the weighted average number of ordinary common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of ordinary common shares, but also considers potentially dilutive common shares outstanding. Potentially dilutive common shares includes outstanding employee share-based compensation awards that are assumed to be exercised or vested and paid out in shares of common stock, in addition to the dilutive effects of the Convertible Preference Shares and the 2019 Notes (as defined below) and as described in Note 11, “Borrowings.”

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

Concentration of Credit Risks and Other. The Company maintains its primary cash accounts with established banking institutions around the world. The Company estimates that approximately $289,464 of these deposits including both cash and cash equivalents and cash held as collateral were not insured by the Federal Deposit Insurance Corporation (FDIC) or similar entities outside of the United States of America (U.S.) as of October 31, 2015.

Cash Held as Collateral. In connection with the Fiscal 2015 Refinancing (as described below), the 2011 RBS Facility (as described below) and certain of the Company’s other facilities, as described in Note 11, “Borrowings”, were terminated in March 2014, and the Company provided cash collateral in the amount of $34,104 to secure the letters of credit and bank guarantees which were then and remain outstanding. The usage of such cash is restricted pursuant to the applicable agreements.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards. None.

Standards Issued But Not Yet Effective. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity should present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. The Company is currently evaluating the potential impact of adoption of this guidance on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

In April 2014, the FASB issued ASU 2014-08, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The only criterion that is valid when this ASU becomes effect is the component “has been disposed of or is classified as held for sale.” This ASU applies to all entities and is effective for annual periods ending after December 15, 2014 and early adoption is permitted.

Proposed Amendments to Current Accounting Standards. Updates to existing accounting standards and exposure drafts, that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date, are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 2. Acquisitions

The Company did not complete any acquisitions during the three and nine months ended October 31, 2015. However, for information on the Merger, please refer to the section entitled “Merger Agreement” under Note 1, Presentation of Financial Statements.

NOTE 3. Earnings per Share

Loss per share is calculated as follows:

	Loss	Weighted Average Number of Ordinary Shares	Per Share Amount
For the three months ended October 31, 2015:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(32,705)	106,052,511
Dividends in-kind on Convertible Preference Shares	(3,398)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic loss per share	$(36,103)	106,052,511	$(0.34)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(36,103)	106,052,511
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted loss per share	$(36,103)	106,052,511	$(0.34)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		2,535,357
Convertible Preference Shares		14,004,699
2019 Notes		27,588,120

Total weighted average anti-diluted shares excluded from computation		44,128,176

For the three months ended October 31, 2014:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(33,686)	105,438,911
Dividends in-kind on Convertible Preference Shares	(3,169)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic loss per share	$(36,855)	105,438,911	$(0.35)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(36,855)	105,438,911
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted loss per share	$(36,855)	105,438,911	$(0.35)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		2,857,152
Convertible Preference Shares		13,060,551
2019 Notes		27,588,120

Total weighted average anti-diluted shares excluded from computation		43,505,823

	Loss	Weighted Average Number of Ordinary Shares	Per Share Amount
For the nine months ended October 31, 2015:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(136,725)	105,901,067
Dividends in-kind on Convertible Preference Shares	(10,020)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic loss per share	$(146,745)	105,901,067	$(1.39)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(146,745)	105,901,067
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted loss per share	$(146,745)	105,901,067	$(1.39)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		2,090,014
Convertible Preference Shares		13,763,846
2019 Notes		27,588,120

Total weighted average anti-diluted shares excluded from computation		43,441,980

For the nine months ended October 31, 2014:
Basic loss per share:
Net loss attributable to UTi Worldwide Inc. common shareholders	$(99,337)	105,257,604
Dividends in-kind on Convertible Preference Shares	(8,229)	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of basic loss per share	$(107,566)	105,257,604	$(1.02)

Diluted loss per share:
Loss attributable to UTi Worldwide Inc. common shareholders	$(107,566)	105,257,604
Effect of assumed exercise or conversion of dilutive securities:
Employee share-based awards	—	—
Convertible Preference Shares	—	—
2019 Notes	—	—

Loss attributable to UTi Worldwide Inc. common shareholders for calculation of diluted loss per share	$(107,566)	105,257,604	$(1.02)

Weighted-average anti-dilutive shares excluded from computation:
Employee share-based awards		3,168,680
Convertible Preference Shares		11,345,288
2019 Notes		24,306,262

Total weighted average anti-diluted shares excluded from computation		38,820,230

Weighted-average diluted shares outstanding excludes shares representing stock options that have exercise prices in excess of the average market price of the Company’s common stock during the relevant period or securities that do not result in incremental shares when applying the treasury stock method under ASC 260, Earnings Per Share. For the three and nine months ended October 31, 2015 and 2014, no incremental common shares are included in the computation of diluted loss per common share, as the Company had a net loss.

NOTE 4. Equity

UTi Worldwide Inc. Shareholders’ Equity. Certain information regarding changes in equity and non-controlling interests are as follows:

	UTi Worldwide Inc. Shareholders’ Equity
	Common Stock	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive loss	Non-controlling interests	Total Equity
Balance at February 1, 2015	$575,164	$92,664	$(179,423)	$12,582	$500,987
Net loss	—	(136,725)	—	(1,313)	(138,038)
Other comprehensive loss	—	—	(47,948)	(1,538)	(49,486)
Shared-based compensation costs	7,159	—	—	—	7,159
Net ordinary shares settled under share-based compensation plans	(985)	—	—	—	(985)
Dividends in-kind on Convertible Preference Shares payable	—	(10,020)	—	—	(10,020)
Non-controlling interests and other	199	—	—	(874)	(675)

Balance at October 31, 2015	$581,537	$(54,081)	$(227,371)	$8,857	$308,942

Balance at February 1, 2014	$517,762	$307,338	$(143,181)	$13,788	$695,707
Net (loss)/income	—	(99,337)	—	1,855	(97,482)
Other comprehensive (loss)/income	—	—	(3,709)	178	(3,531)
Shared-based compensation costs	10,365	—	—	—	10,365
Net ordinary shares settled under share-based compensation plans	(1,799)	—	—	—	(1,799)
2019 Notes original issue discount	47,690	—	—	—	47,690
Allocation of debt issuance costs	(1,814)	—	—	—	(1,814)
Dividends in-kind on Convertible Preference Shares payable	—	(8,229)	—	—	(8,229)
Dividends	—	—	—	—	—
Non-controlling interests and other	—	—	—	(1,416)	(1,416)

Balance at October 31, 2014	$572,204	$199,772	$(146,890)	$14,405	$639,491

Accumulated Other Comprehensive Loss. The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss (AOCI) before- and after-tax:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at August 1, 2015	$(204,205)	$(5,368)	$(209,573)
Other comprehensive loss before reclassifications	(17,988)	—	(17,988)
Amounts reclassified from AOCI, before tax	—	250	250
Tax-effect	—	(60)	(60)

Amounts reclassified from AOCI, after tax	—	190	190

Net current-period other comprehensive (loss)/income	(17,988)	190	(17,798)

Balance at October 31, 2015	$(222,193)	$(5,178)	$(227,371)

Balance at August 1, 2014	$(123,147)	$(4,617)	$(127,764)
Other comprehensive loss before reclassifications	(19,350)	—	(19,350)
Amounts reclassified from AOCI, before tax	—	298	298
Tax-effect	—	(74)	(74)

Amounts reclassified from AOCI, after tax	—	224	224

Net current-period other comprehensive income/(loss)	(19,350)	224	(19,126)

Balance at October 31, 2014	$(142,497)	$(4,393)	$(146,890)

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at February 1, 2015	$(173,862)	$(5,561)	$(179,423)
Other comprehensive loss before reclassifications	(48,331)	—	(48,331)
Amounts reclassified from AOCI, before tax	—	519	519
Tax-effect	—	(136)	(136)

Amounts reclassified from AOCI, after tax	—	383	383

Net current-period other comprehensive (loss)/income	(48,331)	383	(47,948)

Balance at October 31, 2015	$(222,193)	$(5,178)	$(227,371)

Balance at February 1, 2014	$(138,554)	$(4,627)	$(143,181)
Other comprehensive loss before reclassifications	(3,943)	—	(3,943)
Amounts reclassified from AOCI, before tax	—	311	311
Tax-effect	—	(77)	(77)

Amounts reclassified from AOCI, after tax	—	234	234

Net current-period other comprehensive (loss)/income	(3,943)	234	(3,709)

Balance at October 31, 2014	$(142,497)	$(4,393)	$(146,890)

The presentation of components of accumulated other comprehensive income and changes therein with respect to cumulative foreign currency translation losses previously presented a tax effect as well as the gross amounts before tax. The Company intends (and it intended in all previous periods) to reinvest any earnings of foreign subsidiaries indefinitely. Accordingly, the Company corrected amounts presented for prior periods by eliminating the gross amounts before income tax and the income tax amounts, with no change to the net cumulative foreign currency losses presented in accumulated other comprehensive income and changes therein.

The effects on net loss of amounts reclassified out of each component of AOCI are summarized as follows:

		Three months ended October 31,		Nine months ended October 31,
		2015	2014	2015	2014
Details about AOCI components	Affected line item on the consolidated statements of operations	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI
Defined benefit plans:
Amortization of net actuarial gain	Staff costs	$73	$43	$223	$131
Amortization of net transition obligation	Staff costs	—	—	—	—
Amortization of prior service benefit	Staff costs	(4)	4	(12)	13
Foreign currency translation	Staff costs	181	251	308	167

	Pretax income	250	298	519	311
	Benefit for income taxes	(60)	(74)	(136)	(77)

Total reclassification for the period	Net income	$190	$224	$383	$234

Convertible Preference Shares. On March 4, 2014, the Company issued to an affiliate of its largest shareholder, P2 Capital, $175,000 of its Convertible Preference Shares. Included in temporary equity as of October 31, 2015, is $191,978, reflecting the issuance of $175,000, net of allocated issuance costs of $4,497, and the subsequent accrual of the dividends paid-in kind of $21,475. As of October 31, 2015, the total liquidation preference of the Convertible Preference Shares was $196,475. Dividends will continue to accrue until the Merger occurs. Pursuant to the terms of the Merger Agreement, upon consummation of the Merger, each issued and outstanding Convertible Preference Share will become the right receive $1,125.71 per share in cash, without interest, regardless of when the Merger is completed. The Convertible Preference Shares rank senior to the Company’s ordinary shares with respect to dividend rights and rights upon the Company’s liquidation, winding-up and dissolution. The Company expects that dividends on the Convertible Preference Shares will be paid in kind quarterly. Such dividends started to accrue on June 1, 2014 and will continue until March 1, 2017 or the earlier conversion of the Convertible Preference Shares. The dividend rate is 7.0% for paid-in-kind dividends and 8% for cash dividends paid in the limited circumstances provided by the terms of the Convertible Preference Shares. The Convertible Preference Shares became convertible at any time at the holder’s option into the Company’s ordinary shares (or a combination of ordinary shares and cash in certain circumstances) as of September 5, 2014 based on an initial conversion price of $13.8671. The Company may, at its option, cause a mandatory conversion of the Convertible Preference Shares if the Company’s ordinary shares equal or exceed a certain closing price threshold over a specified trading period at any time following March 1, 2017. In addition, if certain specified fundamental changes occur prior to March 1, 2017, the holders of the Convertible Preference Shares will have the right to convert their Convertible Preferred Shares and be entitled to a fundamental change dividend make-whole amount. Until March 1, 2017, the holders of the Convertible Preference Shares have pre-emptive rights with respect to certain of the company’s equity securities for so long as they own a number of Convertible Preference Shares convertible into at least 6,309,896 ordinary shares.

NOTE 5. Segment Reporting

Certain information regarding the Company’s operations by segment is summarized as follows:

	Three months ended October 31, 2015
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$536,018	$348,693	$—	$884,711

Purchased transportation costs	407,072	149,448	—	556,520
Staff costs	88,565	101,951	8,655	199,171
Depreciation	3,152	7,185	1,947	12,284
Amortization of intangible assets	6,564	732	—	7,296
Other operating expenses	40,786	73,768	6,687	121,241

Total operating expenses	546,139	333,084	17,289	896,512

Operating (loss)/income	$(10,121)	$15,609	$(17,289)	(11,801)

Interest income				2,212
Interest expense				(13,543)
Other expense, net				(1,712)

Pretax loss				(24,844)
Provision for income taxes				7,184

Net loss				(32,028)
Net income attributable to non-controlling interests				677

Net loss attributable to UTi Worldwide Inc.				$(32,705)

Capital expenditures for property, plant and equipment	$2,347	$7,136	$70	$9,553

Capital expenditures for internally developed software	$—	$257	$1,814	$2,071

Segment assets	$1,030,598	$587,808	$215,589	$1,833,995

	Three months ended October 31, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$689,807	$387,372	$—	$1,077,179

Purchased transportation costs	521,509	173,319	—	694,828
Staff costs	104,892	104,842	9,371	219,105
Depreciation	4,245	8,546	1,416	14,207
Amortization of intangible assets	6,472	926	—	7,398
Severance and other	22,139	1,318	217	23,674
Other operating expenses	47,841	82,076	9,925	139,842

Total operating expenses	707,098	371,027	20,929	1,099,054

Operating (loss)/income	$(17,291)	$16,345	$(20,929)	(21,875)

Interest income				6,332
Interest expense				(16,888)
Other expense, net				(205)

Pretax loss				(32,636)
Provision for income taxes				2,321

Net loss				(34,957)
Net loss attributable to non-controlling interests				(1,271)

Net loss attributable to UTi Worldwide Inc.				$(33,686)

Capital expenditures for property, plant and equipment	$4,960	$7,695	$75	$12,730

Capital expenditures for internally developed software	$—	$497	$2,780	$3,277

Segment assets	$1,284,987	$640,671	$247,962	$2,173,620

	Nine months ended October 31, 2015
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$1,723,616	$1,048,340	$—	$2,771,956

Purchased transportation costs	1,316,575	459,189	—	1,775,764
Staff costs	277,057	304,317	24,537	605,911
Depreciation	10,975	22,503	4,731	38,209
Amortization of intangible assets	19,851	2,296	—	22,147
Severance and other	2,897	2,296	290	5,483
Goodwill impairment	50,000	—	—	50,000
Other operating expenses	127,377	216,684	22,255	366,316

Total operating expenses	1,804,732	1,007,285	51,813	2,863,830

Operating (loss)/income	$(81,116)	$41,055	$(51,813)	(91,874)

Interest income				9,262
Interest expense				(42,729)
Other expense, net				(1,716)

Pretax loss				(127,057)
Provision for income taxes				10,981

Net loss				(138,038)
Net loss attributable to non-controlling interests				(1,313)

Net loss attributable to UTi Worldwide Inc.				$(136,725)

Capital expenditures for property, plant and equipment	$10,175	$16,590	$342	$27,107

Capital expenditures for internally developed software	$—	$607	$6,688	$7,295

Segment assets	$1,030,598	$587,808	$215,589	$1,833,995

	Nine months ended October 31, 2014
	Freight Forwarding	Contract Logistics and Distribution	Corporate	Total
Revenues	$2,085,719	$1,129,493	$—	$3,215,212

Purchased transportation costs	1,569,685	500,102	—	2,069,787
Staff costs	326,082	310,804	27,364	664,250
Depreciation	13,071	24,890	4,274	42,235
Amortization of intangible assets	18,586	2,831	—	21,417
Severance and other	23,650	1,578	737	25,965
Other operating expenses	144,418	243,677	27,649	415,744

Total operating expenses	2,095,492	1,083,882	60,024	3,239,398

Operating (loss)/income	$(9,773)	$45,611	$(60,024)	(24,186)

Interest income				17,624
Interest expense				(46,843)
Loss on debt extinguishment				(21,820)
Other expense, net				(1,202)

Pretax loss				(76,427)
Provision for income taxes				21,055

Net loss				(97,482)
Net income attributable to non-controlling interests				1,855

Net loss attributable to UTi Worldwide Inc.				$(99,337)

Capital expenditures for property, plant and equipment	$12,563	$18,239	$81	$30,883

Capital expenditures for internally developed software	$—	$1,123	$6,970	$8,093

Segment assets	$1,284,987	$640,671	$247,962	$2,173,620

For reporting purposes by segment, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services, including contract logistics services, are attributed to the country where the services are performed.

The following table shows long-lived assets attributable to specific countries:

	October 31, 2015	January 31, 2015
South Africa	$59,390	$73,972
United States	49,391	50,700
China	13,574	14,758
Israel	3,538	3,765
Spain	3,535	4,518
Germany	1,672	1,961
All others	36,560	45,849

Total	$167,660	$195,523

The following table shows revenues attributable to specific countries:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
United States	$270,635	$296,047	$819,063	$881,749
South Africa	122,847	151,970	372,527	462,359
China	95,037	129,662	309,780	361,444
Israel	34,507	38,466	107,863	118,300
Germany	35,616	44,099	107,729	134,016
Spain	24,508	23,928	76,695	81,649
All others	301,561	393,007	978,299	1,175,695

Total	$884,711	$1,077,179	$2,771,956	$3,215,212

The following table shows revenues and purchased transportation costs attributable to the Company’s principal services:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Revenues:
Airfreight forwarding	$243,162	$319,057	$790,255	$957,407
Ocean freight forwarding	208,145	264,265	680,621	809,758
Customs brokerage	41,914	55,854	130,239	162,680
Contract logistics	189,834	199,142	559,637	583,832
Distribution	144,949	163,504	436,523	467,261
Other	56,707	75,357	174,681	234,274

Total	$884,711	$1,077,179	$2,771,956	$3,215,212

Purchased transportation costs:
Airfreight forwarding	$189,454	$248,554	$614,120	$739,841
Ocean freight forwarding	181,553	216,283	587,799	675,155
Customs brokerage	11,144	9,965	36,639	32,912
Contract logistics	49,841	50,436	145,298	142,498
Distribution	99,795	114,436	304,808	328,871
Other	24,733	55,154	87,100	150,510

Total	$556,520	$694,828	$1,775,764	$2,069,787

NOTE 6. Goodwill and Other Intangible Assets

Goodwill. The changes in the carrying amount of goodwill by reportable segment are as follows:

	Freight Forwarding	Contract Logistics and Distribution	Total
Balance at January 31, 2015	$155,107	$127,465	$282,572
Goodwill impairment	(50,000)	—	(50,000)
Foreign currency translation adjustment	(5,865)	(7,067)	(12,932)

Balance at October 31, 2015	$99,242	$120,398	$219,640

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

The July 31, 2015 goodwill impairment test (July 31, 2015 Test) was performed in August 2015. During the performance of the July 31, 2015 Test, management took into consideration factors which occurred in August 2015, subsequent to the July 31, 2015 measurement date but before the test was completed, which constituted evidence of a condition that existed as of the measurement date. Such factors included indicators of slowing global economic growth and the performance of the Company’s stock price during August 2015. Based on the results of the July 31, 2015 Test, the carrying value of the assets within the Company’s Freight Forwarding reporting unit (which is also the reportable segment), exceeded its fair value. Accordingly, the Company recorded a goodwill impairment charge of $50,000, before a related tax benefit of $9,000. After recording the impairment charge, the carrying value of the Company’s Freight Forwarding reporting unit approximated its fair value. The fair values of each of the Company’s other reporting units exceeded their carrying values by greater than 10%. The Company finalized the second step of the goodwill impairment test during the third quarter of fiscal 2016 and no additional adjustments were recorded.

The Company’s accumulated goodwill impairment charges since its adoption of ASC 350 is $243,502, of which $50,000 and $193,502 is included in the Company’s Freight Forwarding and Contract Logistics and Distribution segments, respectively.

Other Intangible Assets. Amortizable intangible assets at October 31, 2015 and January 31, 2015 relate primarily to software applications internally-developed by the Company for internal use and the estimated fair values of client relationships acquired with respect to certain acquisitions. The carrying values of amortizable intangible assets at October 31, 2015 and January 31, 2015 were as follows:

	Gross carrying value	Accumulated amortization	Net carrying value	Weighted average life (years)
Balance at October 31, 2015
Internally-developed software	$177,939	$(54,558)	$123,381	6.8
Client relationships	73,587	(66,045)	7,542	8.8
Non-compete agreements	150	(86)	64	4.6
Other	3,308	(3,308)	—	3.7

Total	$254,984	$(123,997)	$130,987

Balance at January 31, 2015
Internally-developed software	$171,307	$(37,495)	$133,812	6.8
Client relationships	74,186	(61,965)	12,221	8.8
Non-compete agreements	150	(63)	87	4.6
Other	3,442	(3,442)	—	3.8

Total	$249,085	$(102,965)	$146,120

The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years and thereafter ended January 31:

2015 (remainder)	$7,455
2016	29,477
2017	26,094
2018	24,025
2019	24,017
2020 and thereafter	19,919

The Company had $891 and $898 of intangible assets not subject to amortization at October 31, 2015 and January 31, 2015, respectively, related primarily to acquired trade names.

NOTE 7. Supplemental Cash Flow Information

The following table shows the supplemental cash flow information and supplemental non-cash investing and financing activities:

	Nine months ended October 31,
	2015	2014
Net cash paid for:
Interest	$29,385	$37,692
Make-whole payment	—	20,830
Income taxes	10,695	23,519
Withholding taxes	721	—
Non-cash activities:
Capital leases and other obligations to acquire assets	9,790	9,890
Net change to other obligations incurred to internally-developed software	(1,130)	(1,752)
2019 Notes original issuance discount	—	47,690
Dividends in-kind on Convertible Preference Shares payable in arrears	10,020	8,229

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

Exchange control laws and regulations. Some of the Company’s subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to UTi. Total net assets which may not be transferred to UTi in the form of loans, advances, or cash dividends by the Company’s subsidiaries without the consent of a third party were less than 11% of the Company’s consolidated total net assets as of the end of the most recent fiscal year.

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

Industry-Wide Anti-Trust Investigations. On March 28, 2012, the Company was notified by the European Commission (EC) that it had adopted a decision against the Company and two of its subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3,068 (or approximately $3,375 at October 31, 2015) against the Company. The Company believes that neither the Company nor its subsidiaries violated European competition rules. In June 2012, the Company lodged an appeal against the decision and the amount of the fine before the European Union’s General Court and oral arguments before the EU’s General Court in Luxembourg were heard in October 2014.

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

Matters Related to the Fiscal 2015 Financing. On March 17, 2014, a putative securities class action lawsuit was filed against the Company and certain of its executives in the United States District Court for the Central District of California. As amended, the complaint, which is captioned Michael J. Angley, individually and on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner, Richard G. Rodick, Edward G. Feitzinger and Jeffrey W. Misakian, No. 2:14-cv-02066, generally alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the SEC between March 28, 2013 and February 26, 2014, material facts relating to the Company’s liquidity position, financial condition, financial covenants, financial systems and freight forwarding operating system. On November 12, 2015, the Court in this matter granted Defendants’ motion to dismiss and Plaintiff’s Second Amended Class Action Complaint was dismissed with prejudice.

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

Net periodic benefit cost for the Company’s defined benefit plans consists of:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Service cost	$586	$479	$1,762	$1,477
Interest cost	332	454	1,022	1,392
Expected return on plan assets	(568)	(435)	(1,724)	(1,333)
Amortization of net actuarial loss	69	48	211	145

Total	$419	$546	$1,271	$1,681

The Company contributed approximately $365 and $548, respectively, to its defined benefit plans for the three months ended October 31, 2015 and 2014. The Company contributed approximately $1,469 and $1,677, respectively, to its defined benefit plans for the nine months ended October 31, 2015 and 2014.

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

In addition to the 2015 LTIP, at October 31, 2015, the Company had share-based compensation awards outstanding under the following plans: the 2009 Long Term Incentive Plan (2009 LTIP), the 2004 Long Term Incentive Plan (2004 LTIP) and the 2000 Employee Share Purchase Plan (2000 ESPP). The Company generally grants stock awards during the first quarter of each fiscal year. Vesting of awards may occur over different periods, depending on the terms of the individual awards. PSUs will vest upon achievement of certain performance objectives at the end of the vesting period. Depending on the performance objectives achieved, each PSU may have a vesting rate up to 200% of target.

Since the adoption of the 2015 LTIP, no additional awards may be made pursuant to the 2009 LTIP or 2004 LTIP.

Under the 2000 ESPP, eligible employees may purchase shares of the Company’s stock at the end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation subject to an annual maximum of $25.

	Restricted Share Units
2015 LTIP:	Restricted Share Units	Weighted Average Grant Date Fair Value
Balance at February 1, 2015	—	$—
Granted	489,856	$9.89
Exercised / vested	—	$—
Cancelled / forfeited	(8,052)	$10.16

Balance at October 31, 2015	481,804	$9.89

	Stock Options		Performance Share Units		Restricted Share Units
		Weighted		Weighted		Weighted
	Shares	Average		Average		Average
	Subject to	Exercise	Performance	Grant Date	Restricted	Grant Date
2009 LTIP:	Stock Options	Price	Share Units	Fair Value	Share Units	Fair Value
Balance at February 1, 2015	636,996	$16.33	143,812	$10.04	2,575,494	$12.78
Granted	—	$—	408,856	$9.41	512,789	$9.41
Exercised/vested	—	$—	—	$—	(584,220)	$14.13
Cancelled/forfeited	(378,729)	$16.41	(92,568)	$10.02	(682,471)	$12.45

Balance at October 31, 2015	258,267	$16.21	460,100	$9.48	1,821,592	$11.52

	Stock Options
2004 LTIP:	Shares Subject to Stock Options	Weighted Average Exercise Price
Balance at February 1, 2015	788,031	$21.65
Granted	—	$—
Exercised/vested	—	$—
Cancelled/forfeited	(561,706)	$19.86

Balance at October 31, 2015	226,325	$26.09

	Restricted Share Units
2004 Directors Incentive Plan:	Restricted Share Units	Weighted Average Grant Date Fair Value
Balance at February 1, 2015	54,270	$9.95
Granted	—	$—
Vested	(54,270)	$9.95
Cancelled	—	$—

Balance at October 31, 2015	—	$—

*	This table excludes 11,893 shares which are subject to one director’s right to defer receipt of such shares pursuant to the 2004 Directors Incentive Plan.

In connection with its share-based compensation plans, the Company recorded approximately $2,700 and $3,438 of share-based compensation expense for the three months ended October 31, 2015 and 2014, respectively, and approximately $7,159 and $10,365 of share-based compensation expense for the nine months ended October 31, 2015 and 2014, respectively.

As of October 31, 2015, the Company had approximately $19,215 of unvested share-based compensation granted under all of the Company’s share-based compensation plans, which amounts will be expensed in full through April 2020.

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

Fiscal 2015 Refinancing. In March 2014, the Company completed a number of actions to address certain liquidity and covenant challenges (which actions are collectively referred to herein as the Fiscal 2015 Refinancing). These actions included, but were not limited to:

•	The completion of a private offering of its $400,000 principal amount of convertible senior notes due 2019 (which we refer to as the 2019 Notes).

•	The completion of a private offering of its Convertible Preference Shares to an affiliate of the Company’s largest shareholder, P2 Capital, in the aggregate principal amount of $175,000.

•	Certain of the Company’s U.S. and Canadian subsidiaries entered into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility) that provides commitments of up to $150,000.

•	The Company (i) repaid all of the $200,000 aggregate principal amount of our private placement notes issued on January 25, 2013 (2013 Notes) and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of $20,830, (ii) refinanced indebtedness which was then outstanding under certain of our previously outstanding credit facilities and the Company terminated those credit facilities, and (iii) in connection with the termination of certain facilities, provided cash collateral of $34,104 for outstanding letters of credit and bank guarantees thereunder as of October 31, 2015.

Loss on debt extinguishment for the nine months ended October 31, 2014, includes the make-whole payment of $20,830 paid to the holders of the 2013 Notes and a charge of $990 related to the acceleration of unamortized debt issuance costs related to the 2013 Notes and facilities extinguished as part of the Fiscal 2015 Refinancing.

The following table presents information about the Company’s borrowings under various bank lines of credit, letters of credit and other bank credit facilities as of October 31, 2015 (the table is in thousands). The table below does not include the Company’s outstanding indebtedness owed under its other short-term borrowings and its long-term borrowings. See “Other Short-Term Borrowings” and “Long-Term Borrowings” for additional information regarding such other indebtedness.

Bank Lines of Credit and Letters of Credit Facilities

	CitiBank Credit Facility(1)	South African Facilities Agreement(2)	Other Facilities(3)	Total
Credit facility limit	$132,224	$49,126	$150,864	$332,214

Facility usage for cash withdrawals(4)	98,000	5,116	28,062	131,178
Letters of credit and guarantees outstanding	13,635	19,913	80,595	114,143

Total facility/usage	$111,635	$25,029	$108,657	$245,321

Available, unused capacity	$20,589	$24,097	$42,207	$86,893
Available for cash withdrawals	$20,589	$22,337	$37,177	$80,103

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (i) $150,000 or (ii) (a) the borrowing base calculation for the period less (b) letters of credit or guarantees outstanding less (c) outstanding cash withdrawals and reimbursement obligations. The average outstanding cash borrowings during the nine months ended October 31, 2015 was $86,243 As of the date of the filing of this Form 10-Q, the credit facility limit was $126,085, the outstanding cash borrowings was $93,000 and the letters of credit and guarantees outstanding remained $13,635.
(2)	In September 2014 the Company amended and restated its credit facility for its operations in South Africa (South African Facilities Agreement), which currently provides for both: (i) a 680,000 ZAR revolving credit facility, which is comprised of a ZAR 380,000 working capital facility and a ZAR 300,000 letter of credit, guarantee, forward exchange contract and derivative instrument facility, and (ii) a ZAR 150,000 revolving asset-based finance facility, which consists of a capital lease line. Excluded from the table are amounts outstanding under the ZAR 150,000 revolving asset-based finance facility, which amounts are included under capital lease obligations on the Company’s consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $45,818 and $74,272 for the period ended October 31, 2015 and January 31, 2015, respectively.
(3)	Certain bank letters of credit and guarantees outstanding in this column are collateralized by the Company’s cash held as collateral. As of October 31, 2015, $34,104 of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreement.
(4)	Amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the Company’s subsidiaries.

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

The South African Facilities Agreement contains events of default and covenants, including, but not limited to, financial covenants, restrictions on certain types of activities and transactions, reporting covenants, cross defaults to other indebtedness and other terms, events of default and covenants typical of credit facilities. The South African Facilities Agreement also provides for an uncommitted seasonal customs facility which may be made available to the South African obligors at a later date if requested by the South African obligors. In addition, the South African Facilities Agreement provides the South African obligors with an option to request that Nedbank increase its commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 400,000, subject to the approval of Nedbank and the satisfaction of certain conditions precedent. In May 2015, the South African Facilities Agreement was amended to exclude from the calculation of the Interest Cover Ratio covenant for the measurement period ending on October 31, 2015 the amount of ZAR 280,000 which relates to a previously disclosed impairment relating to an unpaid receivable owed by a client in South Africa that has entered into the South African equivalent of bankruptcy.

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

Other Limitations and Covenants. The CitiBank Credit Facility, the South African Facilities Agreement, and certain of the Company’s other credit, letters of credit and guarantee facilities also contain other limitations on the payment by the Company and/or by its various subsidiaries of dividends, distributions and share repurchases. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. Should the Company fail to comply with the covenants in the CitiBank Credit Facility, the South African Facilities Agreement, or certain of its other credit, letters of credit or other facilities, the Company would be required to seek to amend the covenants or to seek a waiver of such non-compliance as the Company was required to do in the past. If the Company is unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under its various agreements and facilities could become immediately due and payable and the various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to the Company. Furthermore, the CitiBank Credit Facility, the South African Facilities Agreement, and certain of the Company’s other credit and debt facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such agreements and facilities the right to declare a default if the Company defaults under other indebtedness in certain circumstances. The Company believes it was in compliance with the covenants contained in the Citibank Credit Facility, the South African Facilities Agreement, and its other credit, letters of credit, and debt facilities as of October 31, 2015.

Other Short-term Borrowings. In addition to the Company’s lines of credit and letters of credit facilities from banks and other financial institutions, the Company also has a number of additional short-term borrowings issued by various parties not covered under the bank lines of credit described above. The total of such additional borrowings was $48,515 and $52,825, respectively, at October 31, 2015 and January 31, 2015.

In December 2014, the Company entered into a Parent Customer Agreement (Customer Agreement) with Greensill Capital (UK) Limited (Greensill) and a Re-invoicing Service Agreement (Re-invoicing Agreement) with Bramid Outsource Limited (an affiliate of Greensill and the Re-Invoicing Agent). The Service Agreement and the Re-invoicing Agreement are referred to herein collectively as the Greensill Financing Agreements. Pursuant to the Greensill Financing Agreements, the Company can submit written requests to the Re-Invoicing Agent pursuant to which the Company may receive an advance of funds to pay such invoices or to reimburse itself if the relevant invoice has already been paid. Currently, the Company’s internal authorization for borrowings under the Greensill Financing Agreements is set at $105,000, although the Greensill Financing Agreements do not contain a commitment by Greensill to make any additional advances to the Company. Greensill may elect, but has no obligation, to advance any funds to the Company as Greensill retains the right to evaluate each request submitted by the Company and may establish the terms of each advance (assuming an advance will be made) at the time a request is submitted. If the Re-Invoicing Agent and Greensill choose to enter into a transaction, the Re-Invoicing Agent shall charge the Company a fee based on an annual rate of Libor plus 9.5%. If any amount is not paid on the maturity date, the advance will continue to accrue interest at LIBOR plus 9.5%. The principal portion of such advance and the fee are due on the maturity of such advance which may vary by agreement between the parties, although the advances currently outstanding under the Greensill Financing Agreements must be repaid on the six month anniversary of the initial advancement of funds. In the third quarter of fiscal 2016, approximately $22,000 of advances under the Greensill Financing Agreements were repaid and the Company obtained approximately $15,000 in new advances thereunder. As of October 31, 2015, the Company had a total of approximately $50,000 outstanding under the Greensill Financing Agreements. As of the date of the filing of this Form 10-Q, the following amounts relating to borrowings under the Greensill Financing Agreements are due and payable in cash: $10,000 is payable in January 2016, $15,000 is payable in April 2016, $17,500 is payable in May 2016 and $7,500 is payable in June 2016. No assurances can be given that the Company will be able to obtain additional advances in the future under the Greensill Financing Agreements and the Company may not be able to extend or refinance the outstanding debt on acceptable terms, or at all.

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

Long-term Borrowings. The following table presents information about the Company’s indebtedness pursuant to its outstanding 2019 Notes and other long-term borrowings as of October 31, 2015:

	2019 Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature net of accreted value as of October 31, 2015	$33,780
Interest rate per annum	4.50%	3.69%
Discount rate	7.40%
Balance at October 31, 2015:
Current portion of long-term borrowings	—	7,080	7,080
Long-term borrowings, excluding current portion	366,220	2,581	368,801

Total	$366,220	$9,661	$375,881

(1)	Amounts included in long-term borrowings as of the issuance date of the 2019 Notes, were initially reflected net of an initial discount of $47,690 reflecting the fair value of the conversion feature. The fair value of the conversion feature of the 2019 Notes has been bifurcated and presented in equity under common stock in the Company’s consolidated financial statements beginning in April 30, 2014. The amount included in long-term borrowings is accreting to the $400,000 redemption value using a discount rate of approximately 7.4%, which approximated the Company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

2019 Notes. On March 4, 2014, the Company completed a private offering of its 4.50% Convertible Senior Notes due 2019 ( 2019 Notes) in the aggregate principal amount of $400,000, and entered into an indenture (Indenture) with Wells Fargo Bank, National Association, as trustee, in connection therewith. After deducting fees and expenses, the Company received net proceeds from the offering of the 2019 Notes of $386,100. The Indenture governs the 2019 Notes and contains terms and conditions customary for similar transactions, including customary events of default such as cross-defaults and other provisions. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by the Company when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The Company may not redeem the 2019 Notes at its option prior to maturity unless certain tax related events occur. In addition, the Indenture provides that if the Company undergoes certain types of “fundamental changes” prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require the Company to repurchase all or any of such holder’s 2019 Notes for cash. Pursuant to the terms of the Indenture, the 2019 Notes will be convertible into the Company’s ordinary shares at a conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), subject to adjustment, upon the occurrence of certain events prior to the close of business on the business day immediately preceding September 1, 2018, and, on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. Upon a conversion of the 2019 Notes, in accordance with the Indenture the Company has the option, to pay or deliver, as the case may be, cash, its ordinary shares or a combination of cash and ordinary shares, at its election.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2015 and January 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

		Fair Value Measurement at Reporting Date Using:
Balance at October 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$264,871	$264,871	$—	$—
Forward exchange contracts	—	—	—	—

Total	$264,871	$264,871	$—	$—

Liabilities:
Forward exchange contracts	$113	$—	$113	$—

Total	$113	$—	$113	$—

Balance at January 31, 2015
Assets:
Cash and cash equivalents	$211,832	$211,832	$—	$—
Forward exchange contracts	—	—	—	—

Total	$211,832	$211,832	$—	$—

Liabilities:
Forward exchange contracts	$291	$—	$291	$—

Total	$291	$—	$291	$—

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

The Company had contracted to sell the following amounts under forward exchange contracts with maturities within 60 days of October 31, 2015 and 2014:

	October 31,
	2015	2014
Euro	$2,488	$3,142
U.S. Dollars	11,630	6,581
British Pound Sterling	478	570
All others	932	1,092

Total	$15,528	$11,385

Changes in the fair value of forward exchange contracts are recorded within purchased transportation costs in the consolidated statements of operations.

The Company does not designate foreign currency derivatives as hedges. Foreign currency derivative assets and liabilities are included in trade receivables and payables, respectively. The Company had the following balances for foreign currency derivative assets and liabilities at October 31, 2015 and January 31, 2015:

	October 31, 2015	January 31, 2015
Foreign currency derivative liabilities	$113	$291

Net gains and losses on foreign currency derivatives as of October 31, 2015 and 2014 are as follows:

	Three months ended October 31,			Nine months ended October 31,
	2015	2014		2015	2014
Net gains	$80	$		$—	$
Net losses	$—		$199	$113		$114

NOTE 14. Severance and Other

The following table shows a summary of severance and other charges:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Employee severance costs	$—	$3,395	$3,453	$5,686
Facility exit costs and other	—	685	2,030	685
Installment receivable impairment	—	19,594	—	19,594

Total	$—	$23,674	$5,483	$25,965

Employee severance costs. On January 21, 2015, the Company committed to a plan to simplify its leadership structure and to shift management of its freight forwarding business from four geographic regions to a global leadership structure managing 16 discrete geographic areas. We refer to these actions collectively as the January 2015 Reorganization. In connection with these actions, the Company reduced several leadership positions and eliminated various regional infrastructures. Following the January 2015 Reorganization, the Company continues to have two lines of businesses, Freight Forwarding and Contract Logistics and Distribution. The activities related to the January 2015 Reorganization were substantially completed as of the end of the second quarter of fiscal 2016.

Facility exit costs and other. Facility exit costs and other for the nine months ended October 31, 2015, includes $2,030 related to the impairment of certain assets of a consolidated joint venture in the Company’s Contract Logistics and Distribution segment. The charge was incurred in the second quarter of fiscal 2016 and was primarily related to an impairment charge related to fixed assets of $1,165. Also included in the charge were impairments to accounts receivable and prepaid assets of $565 and $300, respectively. Total accounts receivable and accounts payable related to the consolidated joint venture as of October 31, 2015 are $14,329 and $2,071, respectively. During the three and nine months ended October 31, 2014, the company incurred facility exit costs in connection with the closure of certain underutilized contract logistics facilities, in the Americas region.

Installment receivable impairment. During the third quarter of fiscal 2015, the Company incurred an impairment charge of $19,594 in connection with an impairment of the South African Installment Receivable Agreement and other receivables. The Company has filed an insurance claim of ZAR 180,500 ($13,040 as of October 31, 2015) under the terms of an insurance policy covering the installment receivable agreement and other receivables. As of the date of the filing of this Form 10-Q, the Company’s insurance provider has denied the claim and the Company is pursuing the matter in the courts in South Africa. In accordance with accounting standards, the Company has not recognized the effects of any future insurance recovery and the Company will recognize the effects of any insurance recovery only when the amounts are known.

Employee severance and other costs by segment are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Freight Forwarding	$—	$22,139	$2,897	$23,650
Contract Logistics and Distribution	—	1,318	2,296	1,578
Corporate	—	217	290	737

Total	$—	$23,674	$5,483	$25,965

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

Forward-Looking Statements, Uncertainties and Other Factors

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report which address activities, events or developments that the company expects or anticipates will or may occur in the future are forward-looking statements. These statements are based on certain assumptions and analyses made by the company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “could,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” “projects,” or “continue” and other similar expressions or the negative of these terms or other comparable terms. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, including some which are not under the control of the company, and that actual results may differ materially from those projected in the forward-looking statements. Factors that might cause or contribute to a material difference include, but are not limited to, those set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K), those discussed elsewhere in this Quarterly Report, including in Part II., Item 1A below, those risks discussed in our definitive proxy statement filed with SEC on December 4, 2015 and the following: the company has incurred losses for each of the last three fiscal years and during the three and nine months ended October 31, 2015, and such losses are expected to continue; the company’s ability to maintain sufficient liquidity and capital resources to fund its business and to generate sufficient cash to service its debt and other obligations; the company’s ability to refinance its indebtedness when it comes due, including near term maturities; the company’s ability to accurately predict its future business results and liquidity; risks associated with the company’s clients, including delays or the inability by such clients to pay the company; the risk that the company may not be able to achieve improvements in its working capital; volatility with respect to global trade; global economic, political and market conditions and unrest, including those in Africa, Asia Pacific and Europe; volatile fuel costs; transportation capacity, pricing dynamics and the ability of the company to secure space on third party aircraft, ocean vessels and other modes of transportation; changes in interest and foreign exchange rates, particularly with respect to the South African rand and the euro; material interruptions in transportation services; risks of international operations; risks that the carrying values of the company’s assets might be impaired; risks associated with, and the potential for penalties, fines, costs and expenses the company may incur as a result of the investigation by the government of Brazil into the international air freight and air cargo transportation industry; risks associated with the pending investigation by the Securities and Exchange Commission (SEC); risks of adverse legal judgments or other liabilities not limited by contract or covered by insurance; the company’s ability to retain clients while facing increased competition; disruptions caused by epidemics, natural disasters, conflicts, strikes, wars and terrorism; the impact of changes in the company’s effective tax rates; the company’s ability to maintain effective disclosure controls and procedures and effective internal control over financial reporting; the other risks and uncertainties described herein and in the company’s other filings with the SEC; and other factors outside the company’s control. Other risks and uncertainties include the timing and likelihood of completion of the proposed merger between the company and DSV A/S, a Danish corporation, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed merger that could cause the parties to abandon the transaction; the possibility that the company will not receive the required ordinary shareholder approvals; disruption from the proposed merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; the possibility that the proposed merger does not close, including due to the failure to satisfy the closing conditions; as well as more specific risks and uncertainties. All forward-looking statements included in this Quarterly Report speak only as of the date of this Quarterly Report and investors should not place undue reliance on any forward-looking statement.

All of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the company or its business or results of operations. The company does not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise except as may be required by law.

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

Recent Developments. On October 9, 2015, we entered into a Merger Agreement (Merger Agreement) with DSV A/S, a Danish corporation (DSV) and an indirect wholly-owned subsidiary of DSV (Merger Sub). Pursuant to the Merger Agreement and subject to its terms and conditions, Merger Sub will be merged with and into us (Merger), with our company surviving the Merger as an indirect wholly-owned subsidiary of DSV. At the effective time of the Merger, each ordinary share, no par value, of us (Ordinary Shares) issued and outstanding immediately prior to the effective time (other than Ordinary Shares owned by (1) DSV, Merger Sub, our subsidiaries or held by us as treasury shares or (2) shareholders who have properly exercised dissenter’s rights under the law of the British Virgin Islands) will be converted into the right to receive $7.10 per share in cash, without interest. At the effective time of the Merger, each of our Class A 7.0% Convertible Preference Shares, no par value (Convertible Preference Shares) issued and outstanding immediately prior to the effective time will become the right to receive $1,125.71 per share in cash, without interest. The completion of the Merger is subject to various closing conditions, including (a) the absence of any law or order preventing the consummation of the Merger, (b) the receipt of certain required antitrust and other regulatory approvals and (c) our obtaining the approval of the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement by the holders of the Ordinary Shares (including the holders of the Convertible Preference Shares voting on an as-converted basis) and the holders of our Ordinary Shares (excluding our largest shareholder and the Convertible Preference Shares). The Merger Agreement contains customary representations and warranties from both of us and DSV, and also contains customary pre-closing covenants. The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, that we will pay DSV a termination fee of $34.0 million.

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

January 2015 Reorganization. In January 2015, we committed to a plan to simplify our leadership structure and to shift management of our freight forwarding business from four geographic regions to a global leadership structure managing 16 discrete geographic areas. We refer to this reorganization as the January 2015 Reorganization. In connection with the January 2015 Reorganization, we eliminated several leadership positions and no longer maintain regional infrastructures. Following the January 2015 Reorganization, we continue to have two lines of business, freight forwarding and contract logistics and distribution. We recorded total charges of $11.8 million in connection with the January 2015 Reorganization relating to one-time employee termination benefits, including severance benefits and other employee expenses. Of such charges, $3.0 million and $0.5 million were incurred during the first and second quarters of fiscal year 2016, respectively. The activities related to the January 2015 Reorganization were substantially completed as of the end of the second quarter of fiscal 2016.

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

Acquisitions. We did not complete any acquisitions during the three and nine months ended October 31, 2015 and 2014, respectively.

Seasonality. Our primary sources of liquidity include cash generated from operating activities and availability under our various credit facilities. We typically experience increased activity associated with our peak season, generally during the second and third fiscal quarters, requiring significant client disbursements which tend to consume available cash. Historically the fourth fiscal quarter tends to generate cash as cash collections usually exceed client cash disbursements during such period. Cash disbursements in the first quarter of the fiscal year typically exceed cash collections and, as a result, our first fiscal quarter historically results in the usage of available cash. Our current near term cash generation and usage patterns may be different than those we experienced in prior periods.

Recent Losses and Outlook. For the three and nine months ended October 31, 2015, our revenue declined approximately 18% and 14%, respectively, when compared to the prior year comparable periods. Our operating losses for the three and nine months ended October 31, 2015 were approximately $11.8 million and $91.9 million, respectively, while our net losses attributable to UTi Worldwide Inc. for the three and nine months ended October 31, 2015 were approximately $32.7 million and $136.7 million, respectively. Included in such losses for the nine months ended October 31, 2015, is a charge of $50.0 million, before a related deferred tax benefit of $9.0 million, for impairment of goodwill in the company’s Freight Forwarding segment. In fiscal year 2015, the operating loss and net loss attributable to UTi Worldwide Inc. were $115.8 million and $203.2 million, respectively. We also incurred operating losses and net losses attributable to UTi Worldwide Inc. in fiscal years 2014 and 2013.

We have substantial debt and, as a result, we have significant debt service obligations. As of October 31, 2015, our total outstanding short and long-term borrowings (not including capital leases) were approximately $424.4 million. We have a significant amount of indebtedness which becomes due within the near term as well as the next few years. As of the date of the filing of this Form 10-Q, we are required to make the following payments in cash with respect to our other short-term borrowings under our financing arrangements with Greensill (as defined below): $10.0 million is payable in January 2016, $15.0 million is payable in April 2016, $17.5 million is payable in May 2016 and $7.5 million is payable in June 2016. In addition, our South African Facilities Agreement (as defined below) terminates in July 2016. No assurances can be given that we will be able to refinance our indebtedness or obtain additional alternative sources of financing and liquidity on favorable terms or otherwise. Our ability to make scheduled payments on, or to refinance, our debt obligations or otherwise possibly extend the terms thereof depends on numerous factors, including then existing market conditions, lenders’ assessments of our creditworthiness and business prospects, as well as our ability to generate cash in the future and our financial condition and operating performance. For additional information regarding our outstanding indebtedness, see “Liquidity and Capital Resources—Credit Facilities; Other Short-Term Borrowings; Long-Term Borrowings” below.

We continued to experience weaker than anticipated freight forwarding volumes during the three and nine months ended October 31, 2015. As a result, our financial performance during such periods was weaker than we expected. Furthermore, based on our results of operations through the nine months ended October 31, 2015 and our current expectations for the remainder of fiscal 2016, particularly with respect to freight forwarding volumes, we anticipate that we will report losses through at least the end of our second quarter of fiscal 2017. Our future liquidity, financial condition and operating performance could be materially and adversely impacted by a number of factors, including if we are unable to increase our revenues and return to profitability and the other risks, uncertainties and factors described elsewhere in this Form 10-Q, in our definitive proxy statement filed with the SEC on December 4, 2015, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K) and in our other filings with the SEC.

Discussion of Operating Results

The following discussion of our operating results explains material changes in our consolidated results of operations for the three and nine month periods ended October 31, 2015 compared to the three and nine month periods ended October 31, 2014. The discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this quarterly report and our audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2015, which are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, on file with the SEC. Our unaudited consolidated financial statements included in this report have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Three months ended October 31, 2015 compared to three months ended October 31, 2014

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the three months ended October 31, 2015 compared to the three months ended October 31, 2014:

Freight Forwarding

	Freight Forwarding
	Three months ended October 31,
	2015	2014	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$243,162	$319,057	$(75,895)	(24)%
Ocean freight forwarding	208,145	264,265	(56,120)	(21)
Customs brokerage	41,914	55,854	(13,940)	(25)
Other	42,797	50,631	(7,834)	(15)

Total revenues	536,018	689,807	(153,789)	(22)

Purchased transportation costs:
Airfreight forwarding	189,454	248,554	(59,100)	(24)
Ocean freight forwarding	181,553	216,283	(34,730)	(16)
Customs brokerage	11,144	9,965	1,179	12
Other	24,921	46,707	(21,786)	(47)

Total purchased transportations costs	407,072	521,509	(114,437)	(22)

Net revenues:
Airfreight forwarding	53,708	70,503	(16,795)	(24)
Ocean freight forwarding	26,592	47,982	(21,390)	(45)
Customs brokerage	30,770	45,889	(15,119)	(33)
Other	17,876	3,924	13,952	356

Total net revenues	128,946	168,298	(39,352)	(23)

Yields:
Airfreight forwarding	22.1%	22.1%
Ocean freight forwarding	12.8%	18.2%
Staff costs	88,565	104,892	(16,327)	(16)
Depreciation	3,152	4,245	(1,093)	(26)
Amortization of intangible assets	6,564	6,472	92	1
Severance and other	—	22,139	(22,139)	(100)
Other operating expenses	40,786	47,841	(7,055)	(15)

Operating loss	$(10,121)	$(17,291)	$7,170	(41)%

Airfreight Forwarding. Airfreight forwarding revenues decreased $75.9 million, or 24%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $53.1 million, or 16%, compared to the corresponding prior year period. The results of the company’s segments when reported in U.S. dollars were adversely impacted by a strengthening of the U.S. dollar against the euro and South African rand, among other currencies, compared to the exchange rates in effect in the corresponding prior year period. When the effects of foreign currency fluctuations are excluded, (i) a decrease of $21.7 million was attributable to a decline of airfreight forwarding volumes (which we measure in terms of total kilograms), and (ii) a decrease of $31.4 million was caused by a decrease of our selling rates. Airfreight forwarding volumes decreased 10% for the three months ended October 31, 2015, compared to the corresponding prior year period. On a sequential basis, airfreight volumes increased 1% for the third quarter of fiscal 2016 compared to the second quarter of fiscal 2016.

Airfreight forwarding net revenues decreased $16.8 million, or 24%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding net revenues decreased $11.1 million, or 14%. Changes in net revenues are primarily a function of volume movements and the expansion or contraction in yields, which is the difference between our selling rates and the carrier rates incurred by us. The $11.1 million decrease in airfreight forwarding net revenues when calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a $6.9 million decrease attributable to a decrease in airfreight forwarding volumes and (ii) a $4.2 million net decrease attributable to a decrease both in our selling rates and carrier rates.

Airfreight yields of 22.1% for the three months ended October 31, 2015 were comparable to the corresponding prior year period. On a sequential basis, airfreight yields of 22.1% for the third quarter of fiscal 2016 were 120 basis points lower when compared to airfreight yields of 23.3% for the second quarter of fiscal 2016.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $56.1 million, or 21%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $31.7 million, or 9%. When the effects of foreign currency fluctuations are excluded, a decrease of $31.7 million in ocean freight forwarding revenues was caused by (i) a decrease of $15.7 million caused by a decrease in ocean freight volumes, and (ii) a decrease of $16.0 million attributable to lower selling rates caused in part by lower carrier rates. Ocean freight volumes (which we measure in terms of TEUs) decreased 6% during the three months ended October 31, 2015 compared to the corresponding prior year period. On a sequential basis, ocean freight TEU’s decreased 3% for the third quarter of fiscal 2016 compared to the second quarter of fiscal 2016.

Ocean freight forwarding net revenues decreased $21.4 million, or 45%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues decreased $19.3 million, or 35%. The $19.3 million decrease in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by a decrease of $2.0 million attributable to decreased ocean freight volumes and a decrease of $17.3 million caused by unfavorable buying and selling rates. Ocean freight yields for the three months ended October 31, 2015, decreased 540 basis points to 12.8% compared to 18.2% for the corresponding prior year period. On a sequential basis, ocean freight yields of 12.8% for the third quarter of fiscal 2016 were 340 basis points lower when compared to yields of 16.2% for the second quarter of fiscal 2016.

Customs Brokerage and Other. Customs brokerage revenues decreased $13.9 million, or 25%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues decreased $7.1 million, or 19%. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $7.8 million, or 15%, for the three months ended October 31, 2015, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $1.7 million, or 7%.

Customs brokerage net revenues decreased $15.1 million, or 33%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues decreased $10.4 million, or 34%. Other freight forwarding related net revenues increased $14.0 million, or 356%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding net revenues increased $16.0 million, or 376%.

Staff Costs. Staff costs in our Freight Forwarding segment decreased $16.3 million, or 16%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment decreased $6.8 million, or 6%. As a percentage of our Freight Forwarding segment revenues, staff costs, including the effects of foreign currency were 17% for the three months ended October 31, 2015 compared to 15% in the corresponding prior year period. Movements of staff costs in our Freight Forwarding segment are typically driven more by changes in total shipment counts rather than changes in volumes.

Amortization of intangible assets. Amortization of intangible assets for the three months ended October 31, 2015, was comparable to the corresponding prior year period.

Severance and Other. During the three months ended October 31, 2014, we incurred severance and other costs in the Freight Forwarding segment of $22.1 million, including an impairment charge of $19.6 million in connection with an impairment of a South African installment agreement and other receivables. There were no such charges incurred during the three months ended October 31, 2015.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment decreased $7.1 million, or 15%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses decreased $1.7 million, or 4%, compared to the corresponding prior year period.

Contract Logistics and Distribution

	Contract Logistics and Distribution
	Three months ended October 31,
	2015	2014	Change Amount	Change Percentage
Revenues:
Contract logistics	$189,834	$199,142	$(9,308)	(5)%
Distribution	144,949	163,504	(18,555)	(11)
Other	13,910	24,726	(10,816)	(44)

Total revenues	348,693	387,372	(38,679)	(10)

Purchased transportation costs:
Contract logistics	49,841	50,436	(595)	(1)
Distribution	99,795	114,436	(14,641)	(13)
Other	(188)	8,447	(8,635)	(102)

Total purchased transportations costs	149,448	173,319	(23,871)	(14)

Staff costs	101,951	104,842	(2,891)	(3)
Depreciation	7,185	8,546	(1,361)	(16)
Amortization of intangible assets	732	926	(194)	(21)
Severance and other	—	1,318	(1,318)	(100)
Other operating expenses	73,768	82,076	(8,308)	(10)

Operating income	$15,609	$16,345	$(736)	(5)%

Contract Logistics. Contract logistics revenues decreased $9.3 million, or 5%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $7.8 million, or 4%. The increase when the effects of foreign currency effects are excluded was due to increased logistics volumes in the Africa region over the comparative periods which was offset by decreased logistics volumes in the Americas region.

Contract logistics purchased transportation costs decreased $0.6 million, or 1%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics purchased transportation costs increased $3.1 million, or 7%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements.

Distribution. Distribution revenues decreased $18.6 million, or 11%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues decreased $11.6 million, or 7%.

Distribution purchased transportation costs decreased $14.6 million, or 13%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs decreased $12.3 million, or 11%.

Other. Other contract logistics and distribution revenues decreased $10.8 million, or 44%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $7.8 million, or 20%. Other contract logistics and distribution purchased transportation costs decreased $8.6 million, or 102%, for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution purchased transportation costs decreased $8.6 million, or 48%. The Company exited a significant transportation management contract during the three months ended October 31, 2015 which resulted in decreased revenue and transportation costs of approximately $8.3 million, and $7.5 million, respectively, compared to the prior year comparable period.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $2.9 million for the three months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution segment increased $6.1 million, or 6%.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment decreased $8.3 million, or 10%, compared to the corresponding period year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses in our Contract Logistics and Distribution segment increased $0.3 million.

Corporate

Staff Costs. Staff costs at corporate, both including and excluding the effects of foreign currency fluctuations, were comparable for the three months ended October 31, 2015, compared to the corresponding prior year period.

Other Operating Expenses. Other operating expenses at corporate decreased $3.2 million, or 33%, compared to the corresponding prior year period, however, when the effects of foreign currency fluctuations are excluded, other operating expenses at corporate decreased $3.7 million, or 38%.

Interest Expense, Net. Interest income relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities and our outstanding notes. Interest income was $2.2 million and $6.3 million for the three months ended October 31, 2015 and 2014, respectively. Interest expense was $13.5 million and $16.9 million for the three months ended October 31, 2015 and 2014, respectively. The decrease in interest income and interest expense is due to our South African cash pool facility.

Other Income/(Expenses), Net. Other income and expenses primarily relate to foreign currency gains and losses on certain of our intercompany loans.

Provision for Income Taxes. Our tax provision for income taxes for the three months ended October 31, 2015 was $7.2 million on a pretax loss of $24.8 million resulting in an effective tax rate of negative 28.9%. Our tax provision for income taxes for the three months ended October 31, 2014 was $2.3 million on a pretax loss of $32.6 million resulting in an effective tax rate of negative 7.1%. The $4.9 million increase in the provision for income taxes in absolute dollars was generally attributable to an increase of profitability in tax paying jurisdictions.

Net (Loss) Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests was $0.7 million for the three months ended October 31, 2015, compared to net loss attributable to non-controlling interests of $1.3 million for the corresponding prior year period.

Net Loss Attributable to UTi Worldwide Inc. Net loss attributable to UTi Worldwide Inc. was $32.7 million for the three months ended October 31, 2015, compared to net income attributable to UTi Worldwide Inc. of $33.7 million for the corresponding prior year period.

Nine months ended October 31, 2015 compared to nine months ended October 31, 2014

The following tables and discussion and analysis address the operating results attributable to our reportable segments for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014:

Freight Forwarding

	Freight Forwarding
	Nine months ended October 31,
	2015	2014	Change Amount	Change Percentage
Revenues:
Airfreight forwarding	$790,255	$957,407	$(167,152)	(17)%
Ocean freight forwarding	680,621	809,758	(129,137)	(16)
Customs brokerage	130,239	162,680	(32,441)	(20)
Other	122,501	155,874	(33,373)	(21)

Total revenues	1,723,616	2,085,719	(362,103)	(17)

Purchased transportation costs:
Airfreight forwarding	614,120	739,841	(125,721)	(17)
Ocean freight forwarding	587,799	675,155	(87,356)	(13)
Customs brokerage	36,639	32,912	3,727	11
Other	78,017	121,777	(43,760)	(36)

Total purchased transportations costs	1,316,575	1,569,685	(253,110)	(16)

Net revenues:
Airfreight forwarding	176,135	217,566	(41,431)	(19)
Ocean freight forwarding	92,822	134,603	(41,781)	(31)
Customs brokerage	93,600	129,768	(36,168)	(28)
Other	44,484	34,097	10,387	30

Total net revenues	407,041	516,034	(108,993)	(21)

Yields:
Airfreight forwarding	22.3%	22.7%
Ocean freight forwarding	13.6%	16.6%
Staff costs	277,057	326,082	(49,025)	(15)
Depreciation	10,975	13,071	(2,096)	(16)
Amortization of intangible assets	19,851	18,586	1,265	7
Severance and other	2,897	23,650	(20,753)	(88)
Goodwill impairment	50,000	—	50,000	100
Other operating expenses	127,377	144,418	(17,041)	(12)

Operating loss	$(81,116)	$(9,773)	$(71,343)	730%

Airfreight Forwarding. Airfreight forwarding revenues decreased $167.2 million, or 17%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, airfreight forwarding revenues decreased $95.7 million, or 4%. When the effects of foreign currency fluctuations are excluded, the decrease in airfreight forwarding revenues of $95.7 million was caused by (i) a decrease of $47.7 million attributable to a decline of airfreight forwarding volumes, and (ii) a decrease of $48.0 million attributable to a decline of our selling rates, caused in part by lower carrier rates incurred by us. Airfreight forwarding volumes decreased 7% for the nine months ended October 31, 2015, compared to the corresponding prior year period.

Airfreight forwarding net revenues decreased $41.4 million, or 19%, for the nine months ended October 31, 2015, compared to the corresponding prior year period. Excluding the effects of foreign currency fluctuations, airfreight forwarding net revenues decreased $23.7 million, or 5%. The $23.7 million decrease in airfreight forwarding net revenues calculated on a basis excluding the effects of foreign currency was caused by (i) a $15.0 million decrease attributable to a decrease of airfreight forwarding volumes and (ii) a $8.7 million net decrease attributable to a decline in our carrier selling rates.

Airfreight yields for the nine months ended October 31, 2015 decreased approximately 40 basis points to 22.3% compared to 22.7% for the corresponding prior year period.

Ocean Freight Forwarding. Ocean freight forwarding revenues decreased $129.1 million, or 16%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding revenues decreased $57.0 million, or 3%. When the effects of foreign currency fluctuations are excluded, the decrease of $57.0 million in ocean freight forwarding revenues was caused by (i) a decrease of $44.2 million due to reduced ocean freight volumes, and (ii) a decrease of $12.8 million caused by a decrease in our selling rates. Ocean freight volumes decreased 6% during the nine months ended October 31, 2015 compared to the corresponding prior year period.

Ocean freight forwarding net revenues decreased $41.8 million, or 31%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, ocean freight forwarding net revenues decreased $32.6 million, or 9%. The $32.6 million decrease in ocean freight forwarding net revenues calculated on a basis which excludes the effects of foreign currency fluctuations was caused by (i) a decrease of $26.6 million attributable to a decline of our selling rates, and (ii) a decrease of $6.0 million attributable to decreased ocean freight volumes. Ocean freight yields for the nine months ended October 31, 2015, decreased 300 basis points to 13.6% compared to 16.6% for the corresponding prior year period.

Customs Brokerage and Other. Customs brokerage revenues decreased $32.4 million, or 20%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage revenues decreased $14.6 million, or 6%. Other freight forwarding related revenues, which are primarily comprised of international road freight shipments and distribution, decreased $33.4 million, or 21%, for the nine months ended October 31, 2015, compared to the corresponding prior year period. However, when the effects of foreign currency fluctuations are excluded, other freight forwarding related revenues decreased $16.6 million, or 46%.

Customs brokerage net revenues decreased $36.2 million, or 28%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, customs brokerage net revenues decreased $23.6 million, or 11%. Other freight forwarding related net revenues increased $10.4 million, or 30%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other freight forwarding related net revenues increased $14.9 million, or 245%.

Staff Costs. Staff costs in our Freight Forwarding segment decreased $49.0 million, or 15%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Freight Forwarding segment decreased $21.0 million, or 3%. As a percentage of our Freight Forwarding segment revenues, staff costs, including the effects of foreign currency were 16% for both periods. Movements of staff costs in our Freight Forwarding segment are typically driven more by changes in total shipment counts rather than changes in volumes.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.3 million for the nine months ended October 31, 2015, compared to the corresponding prior year period, in part because of increased amortization due to the implementation of our new freight forwarding system, which we refer to as 1View.

Severance and Other. During the nine months ended October 31, 2015 and 2014, we incurred severance and other costs in the Freight Forwarding segment of approximately $2.9 million and $23.7 million, respectively. The charges for the nine months ended October 31, 2015, were comprised primarily of severance charges and were primarily related to our January 2015 Reorganization. The charges for the nine months ended October 31, 2014, were primarily related to (i) an impairment charge of $19.6 million in connection with an impairment of a South African installment agreement and other receivables, and (ii) other charges of $5.7 million related primarily to our business transformation initiatives, which included redefining business processes, developing and implementing 1View and rationalizing business segments to a more common organizational structure on a worldwide basis.

Goodwill Impairment. In connection with the preparation of the company’s consolidated financial statements for the six months ended October 31, 2015, we recorded a charge of $50.0 million, before a related deferred tax benefit of $9.0 million, for impairment of goodwill in the company’s Freight Forwarding segment. This charge was recorded based on several factors, which included slowing macroeconomic growth and the performance of our stock price in the period immediately subsequent to July 31, 2015.

Other Operating Expenses. Other operating expenses in the Freight Forwarding segment decreased $17.0 million, or 12%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expenses increased $0.3 million.

Contract Logistics and Distribution

	Contract Logistics and Distribution
	Nine months ended October 31,
	2015	2014	Change Amount	Change Percentage
Revenues:
Contract logistics	$559,637	$583,832	$(24,195)	(4)%
Distribution	436,523	467,261	(30,738)	(7)
Other	52,180	78,400	(26,220)	(33)

Total revenues	1,048,340	1,129,493	(81,153)	(7)

Purchased transportation costs:
Contract logistics	145,298	142,498	2,800	2
Distribution	304,808	328,871	(24,063)	(7)
Other	9,083	28,733	(19,650)	(68)

Total purchased transportations costs	459,189	500,102	(40,913)	(8)

Staff costs	304,317	310,804	(6,487)	(2)
Depreciation	22,503	24,890	(2,387)	(10)
Amortization of intangible assets	2,296	2,831	(535)	(19)
Severance and other	2,296	1,578	718	46
Other operating expenses	216,684	243,677	(26,993)	(11)

Operating income	$41,055	$45,611	$(4,556)	(10)%

Contract Logistics. Contract logistics revenues decreased $24.2 million, or 4%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, contract logistics revenues increased $23.3 million, or 2%. The increase when the effects of foreign currency effects are excluded was due to increased logistics volumes in the Americas and Africa regions over the comparative periods.

Contract logistics purchased transportation costs increased $2.8 million, or 2%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, purchased transportation costs in our contract logistics and distribution segment increased $13.4 million, or 4%. In addition to purchased transportation costs related directly to the contract logistics operations, purchased transportation costs within our Contract Logistics and Distribution segment include materials sourcing costs which we incur pursuant to formalized repackaging programs and materials sourcing agreements.

Distribution. Distribution revenues decreased $30.7 million, or 7%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution revenues decreased $15.8 million, or 2%.

Distribution purchased transportation costs decreased $24.1 million, or 7%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, distribution purchased transportation costs decreased $18.8 million, or 3%.

Other. Other contract logistics and distribution revenues decreased $26.2 million, or 33%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other contract logistics and distribution revenues decreased $17.3 million, or 7%. Other purchased transportation costs decreased $19.7 million, or 68%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other purchased transportation costs decreased $17.6 million, or 18%. The Company exited a significant transportation management contract during the nine months ended October 31, 2015 which resulted in decreased revenue and transportation costs of approximately $18.6 million, and $16.9 million, respectively, compared to the prior year comparable period.

Staff Costs. Staff costs in our Contract Logistics and Distribution segment decreased $6.5 million, or 2%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs in our Contract Logistics and Distribution Segment increased $17.2 million, or 2%. The increase is primarily attributable to increased business in our America’s contract logistics business.

Other Operating Expenses. Other operating expenses in our Contract Logistics and Distribution segment decreased $27.0 million, or 11%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expense in our Contract Logistics and Distribution Segment decreased $4.1 million, or 1%, due to the closure of several of our America’s contract logistics sites and a reduction of fuel prices in our America and Africa geographic locations.

Corporate

Staff Costs. Staff costs at corporate decreased $2.8 million, or 10%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, staff costs at corporate decreased $0.9 million, or 2%.

Other Operating Expenses. Other operating expenses in corporate decreased $5.4 million, or 20%, for the nine months ended October 31, 2015, compared to the corresponding prior year period; however, when the effects of foreign currency fluctuations are excluded, other operating expense in corporate decreased $7.7 million, or 14%.

Interest Expense, Net. Interest income typically relates primarily to interest earned on our cash deposits, while interest expense consists primarily of interest on our credit facilities and our outstanding notes. Interest income was $9.3 million and $17.6 million for the nine months ended October 31, 2015 and 2014, respectively. Interest expense was $42.7 million and $46.8 million for the nine months ended October 31, 2015 and 2014, respectively. The decrease in interest income and interest expense is due to our South African cash pool facility.

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

Provision for Income Taxes. Our provision for income taxes for nine months ended October 31, 2015 was $11.0 million on a pretax loss of $127.1 million resulting in an effective tax rate of negative 8.6%. During the nine months ended October 31, 2014, we recorded a tax provision of $21.1 million on a pretax loss of $76.4 million resulting in an effective tax rate of negative 27.5%. The $10.1 million decrease in the provision for income taxes in absolute dollars was attributable to: (i) a decrease of profitability in tax paying jurisdictions which decreased the provision by $1.1 million, and (ii) a tax benefit of $9.0 million related to the goodwill impairment for tax paying jurisdictions and deferred taxes in the United States.

Net (Loss)/Income Attributable to Non-Controlling Interests. Net loss attributable to non-controlling interests was $1.3 million for the nine months ended October 31, 2015, compared to net income attributable to non-controlling interests of $1.9 million for the corresponding prior year period.

Net Loss Attributable to UTi Worldwide Inc. Net loss attributable to UTi Worldwide Inc. was $136.4 million for the nine months ended October 31, 2015, compared to net loss attributable to UTi Worldwide Inc. of $99.3 million for the corresponding prior year period.

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Revenues:
Airfreight forwarding	$243,162	$319,057	$790,255	$957,407
Ocean freight forwarding	208,145	264,265	680,621	809,758
Customs brokerage	41,914	55,854	130,239	162,680
Contract logistics	189,834	199,142	559,637	583,832
Distribution	144,949	163,504	436,523	467,261
Other	56,707	75,357	174,681	234,274

Total	$884,711	$1,077,179	$2,771,956	$3,215,212

Purchased transportation costs:
Airfreight forwarding	$189,454	$248,554	$614,120	$739,841
Ocean freight forwarding	181,553	216,283	587,799	675,155
Customs brokerage	11,144	9,965	36,639	32,912
Contract logistics	49,841	50,436	145,298	142,498
Distribution	99,795	114,436	304,808	328,871
Other	24,733	55,154	87,100	150,510

Total	$556,520	$694,828	$1,775,764	$2,069,787

The following table shows our revenues, purchased transportation costs and other operating expenses for the periods presented, expressed as a percentage of revenues:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Revenues:
Airfreight forwarding	27%	30%	29%	30%
Ocean freight forwarding	24	25	25	25
Customs brokerage	5	5	5	5
Contract logistics	21	18	20	18
Distribution	16	15	16	15
Other	7	7	5	7

Total revenues	100	100	100	100
Purchased transportation costs:
Airfreight forwarding	21	23	22	23
Ocean freight forwarding	21	20	21	21
Customs brokerage	1	1	1	1
Contract logistics	6	5	5	4
Distribution	11	11	11	10
Other	3	5	3	5

Total purchased transportation costs	63	65	63	64
Staff costs	23	20	22	21
Depreciation	1	1	1	1
Amortization of intangible assets	1	1	1	1
Severance and other	*	2	*	1
Goodwill impairment	*	*	2	*
Other operating expenses	14	13	13	13

Total operating expenses	102	102	102	101
Operating loss	(2)	(2)	(2)	(1)
Interest income	*	1	*	1
Interest expense	(2)	(2)	(2)	(1)
Loss on debt extinguishment	*	*	*	(1)
Other expense, net	*	*	*	*

Pretax loss	(4)	(3)	(4)	(2)
Provision for income taxes	1	*	*	1

Net loss	(5)	(3)	(4)	(3)
Net income/(loss) attributable to non-controlling interests	*	*	*	*

Net loss attributable to UTi Worldwide Inc.	(5)%	(3)%	(4)%	(3)%

*	Less than one percent.

Liquidity and Capital Resources

For the three and nine months ended October 31, 2015, our revenue declined approximately 18% and 14%, respectively, when compared to the prior year comparable periods. Our operating losses for the three and nine months ended October 31, 2015 were approximately $11.8 million and $91.9 million, respectively, while our net losses attributable to UTi Worldwide Inc. for the three and nine months ended October 31, 2015 were approximately $32.7 million and $136.7 million, respectively. Furthermore, based on our results of operations through the nine months ended October 31, 2015 and our current expectations for the remainder of fiscal 2016, particularly with respect to freight forwarding volumes, we anticipate that we will report losses through at least the end of our second quarter of fiscal 2017. We believe that our cash and cash equivalents, anticipated cash flows from operations, and borrowings available under credit agreements and other facilities, together with strategic alternatives which we periodically evaluate, will provide sufficient liquidity to fund our working capital, capital expenditures and operations for the next 12 months. However, any projections of future cash flows and cash requirements are subject to substantial uncertainty and are based on numerous assumptions. If our business does not generate sufficient cash flow from operations to fund our working capital and planned capital expenditures, and our cash and cash equivalents and available borrowings are depleted, we may be required to take further actions such as reducing or delaying capital expenditures, engaging in asset sales, seeking further reductions in our operating costs, and seeking additional alternative sources of financing and liquidity. No assurances can be given that we will be able to refinance our indebtedness or obtain additional alternative sources of financing and liquidity on favorable terms or otherwise. Our liquidity, financial condition and operating performance could be materially and adversely impacted by a number of factors, including if we are unable to increase our revenues and return to profitability and the other risks, uncertainties and factors described elsewhere in this Form 10-Q, in our definitive proxy statement filed with the SEC on December 4, 2015, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K) and in our other filings with the SEC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Losses and Outlook” for additional information.

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

Exchange control laws and regulations. Some of our subsidiaries may be subject from time to time to exchange control laws and regulations that may limit or restrict the payment of dividends or distributions or other transfers of funds by those subsidiaries to our parent holding company. We believe that as of October 31, 2015 total net assets which may not be transferred to us in the form of loans, advances, or cash dividends by our subsidiaries without the consent of a third party were approximately 11% of our consolidated total net assets as of the end of the most recent fiscal year.

Client agreements involving cash. We have entered into agreements with certain of our South African pharmaceutical distribution clients specifying the use of designated cash accounts for receivables collections from the end-recipients. In these circumstances, pursuant to the agreements with our clients and for a nominal fee, we manage our clients’ collections and cash application functions, under credit terms and conditions mandated by our clients. Under these arrangements, we bill the end-recipients of the products we distribute from our warehouses on behalf of our clients. We are not obligated to remit cash receipts to our clients until such billings are recovered by us and we typically remit such billings to our clients within two to seven days subsequent to our receipt of cash from the end recipients. Although the company is required under these contracts to use such cash accounts for cash activity related to these clients, the company has access and control over such balances in the normal course of its operations. Balances in such accounts totaled approximately $36.0 million and $34.9 million at October 31, 2015 and January 31, 2015, respectively, and are included in cash and cash equivalents, with corresponding liabilities included in accounts payable, in the accompanying consolidated balance sheets. These activities do not have a material impact on the company’s liquidity requirements.

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

As of October 31, 2015, our cash and cash equivalents totaled $264.9 million, representing an increase of $53.0 million from January 31, 2015, the reasons for which are discussed below.

	Nine months ended October 31,
	2015	2014
	(Unaudited)
Net cash flow provided by/(used in):
Operating activities	$15,479	(105,090)
Investing activities	(30,453)	(60,135)
Financing activities	86,931	142,246
Effect of foreign exchange rate changes on cash and cash equivalents	(18,918)	10,464
Net increase/(decrease) in cash and cash equivalents	53,039	(12,515)

Cash Provided By/(Used In) Operating Activities. Cash provided by operating activities for the nine months ended October 31, 2015 was $15.5 million as compared to the cash used in operating activities of $105.1 million for the corresponding prior year period. Cash provided by or used in operating activities is highly dependent on changes in operating assets and liabilities which are driven by timing differences in cash receipts and payments. As a result, we believe it is also useful to compare cash flows from operations, apart from these effects. Such comparison is as follows:

	Nine months ended October 31,
	2015	2014
	(Unaudited)
Net cash provided by/(used in) operating activities:
Net loss	$(138,038)	$(97,482)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Make-whole payment	—	20,830
Goodwill impairment	50,000	—
Non-cash adjustments	78,287	104,721

Total	128,287	125,551

Total results of operations, after cash and non-cash adjustments to net loss	(9,751)	28,069

Changes in operating assets and liabilities	25,230	(133,159)

Net cash provided by/(used in) operating activities	15,479	(105,090)

Accounts receivable and accounts payable are impacted by items included in revenue and expenses, respectively, and also by billings and disbursements of pass-through items for customs duties and taxes, which are not included in revenue and expense on our consolidated statements of operations. Variances of customs duties and taxes are primarily attributable to variances in the number of clearances and the value of goods imported over the comparable periods. A roll forward schedule of such activity for the nine months of fiscal years ended 2016 and 2015, respectively, is below:

Trade Receivables	Nine months ended October 31,
	2015	2014
Beginning balance	$887,084	$972,177

Billings:
Revenues	2,771,956	3,215,212
Billings for pass-through items	2,388,728	3,019,966

Gross billings	5,160,684	6,235,178
Amounts collected	(5,189,116)	(6,106,183)

Net cash (inflow)/outflow from billings and collections	(28,432)	128,995
Foreign currency translation and other	(52,594)	(38,834)

Ending balance	$806,058	$1,062,338

Trade Payables	Nine months ended October 31,
	2015	2014
Beginning balance	$500,853	$562,095

Purchased transportation costs:
Purchased transportation costs	1,775,764	2,069,787
Purchased transportation costs for pass-through items	2,388,728	3,019,966

Total accruals	4,164,492	5,089,753
Amounts disbursed	(4,161,806)	(5,098,165)

Net cash inflow/(outflow) from accruals and payments	2,686	(8,412)
Foreign currency translation and other	(36,735)	(2,769)

Ending balance	$466,804	$550,914

Cash Used in Investing Activities. Cash used in investing activities during the first nine months of fiscal years 2016 and 2015 was $30.5 million, and $60.1 million, respectively. During the first nine months of fiscal 2016, we used $8.4 million of cash for software development and $17.3 million for other capital expenditures, consisting primarily of computer hardware and furniture, fixtures and equipment. This compares to cash used for software development of $9.8 million and cash used for other capital expenditures of $21.0 million during the same period of fiscal 2015. During the normal course of operations, we have a need to acquire technology, office furniture and equipment to facilitate the handling of our client freight and logistics volumes. We currently expect to incur an aggregate of approximately $25.0 million to $35.0 million for cash capital expenditures during fiscal 2016, including amounts already spent as of October 31, 2015.

In connection with the Fiscal 2015 Refinancing, described below, during the nine months of fiscal 2015 certain facilities were terminated and we initially provided cash collateral in the amount of $50.0 million to secure the letters of credit and bank guarantees which were outstanding at that time. The usage of such cash is restricted pursuant to applicable agreements. For the nine months ended October 31, 2015, the required amount of cash collateral had a net increase of $5.0 million based on the letters of credit and bank guarantees that remain outstanding as of the end of such period.

Cash Provided by Financing Activities. Cash provided by financing activities during the first nine months of fiscal 2016 and 2015 was $86.9 million, and $142.2 million, respectively. Our financing activities during the first nine months of fiscal 2016 included (i) borrowings from bank lines of credit of $219.0 million, (ii) net borrowings from other revolving lines of credit of $3.7 million, and (iii) proceeds from the issuance of financing agreements of $75.0 million. Such borrowings were partially offset by (i) repayments of bank lines of credit, financing agreements and long-term borrowings of $190.0 million; (ii) repayments of capital lease obligations of $9.4 million; (iii) a net decrease in other short-term borrowings of $9.4 million and (iv) other net usages of $2.0 million.

Our financing activities during the first nine months of fiscal 2015 included (i) proceeds from the issuance of long-term borrowings of $404.6 million and (ii) proceeds from the issuance of Convertible Preference Shares of $175.0 million. In connection with the Fiscal 2015 Refinancing, we completed a private offering of $400.0 million principal amount of our 4.50% convertible senior notes due 2019 (which we refer to as the 2019 Notes) and a private offering of our Convertible Preference Shares in the principal amount of $175.0 million. After deducting fees and allocated expenses, we received net cash proceeds of $556.6 million from the Fiscal 2015 Refinancing. Such borrowings were partially offset by (i) repayments of long-term borrowings of $203.5 million and (ii) combined debt and equity issuance costs of $25.8 million. As part of the Fiscal 2015 Refinancing, we repaid all of the $200.0 million aggregate principal amount of our previously outstanding notes and paid to the holders thereof a make-whole payment with respect to such prepayment in the amount of $20.8 million.

Other financing activities during the first nine months of fiscal 2015 included borrowings from bank lines of credit and a net increase in short-term borrowings of $186.0 million; offset by (i) net repayments of bank lines of credit of $356.4 million; (ii) net repayments under revolving lines of credit of $3.0 million; (iii) repayments of capital lease obligations of $10.8 million; and (iv) other net usages of $3.1 million.

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

Fiscal 2015 Refinancing. In March 2014 we undertook several steps to address the liquidity and covenant challenges which we were then experiencing (we refer to these steps collectively as the Fiscal 2015 Refinancing). These steps included completing the private placements of our 2019 Notes and of our Convertible Preference Shares, and entering into a credit agreement with Citibank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and Bank of the West for a new senior secured asset-based revolving credit facility (CitiBank Credit Facility). As previously disclosed, we also repaid our then outstanding notes and refinanced our indebtedness which was then outstanding under certain of our credit facilities.

In connection with the Fiscal 2015 Refinancing, certain of our credit facilities were terminated and we provided cash collateral to secure the letters of credit and bank guarantees which were outstanding thereunder and which remain outstanding as of October 31, 2015. As of October 31, 2015, $34.1 million of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreements. Continuing after the completion of the Fiscal 2015 Refinancing, we had, and we continue to maintain, our South African Facilities Agreement and various other bank lines of credit and letters of credit facilities. In addition to such bank lines of credit, in fiscal 2015 we started borrowing pursuant to short-term advances made under our uncommitted financing arrangements with Greensill Capital (UK) Limited (Greensill) to help us fund our short-term working capital requirements. See “Other Short Term Borrowings” below for a description of such arrangement.

Since implementing the Fiscal 2015 Refinancing, we have incurred additional losses. Our ability to make scheduled payments on, or to refinance, our debt obligations and to fund planned capital expenditures depends on market conditions, including lenders’ assessment of our creditworthiness and business prospects in future, as well as our ability to generate cash in the future and our financial condition and operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Losses and Outlook” above for additional information.

Information about Borrowings. The following table presents information about our borrowings under various bank lines of credit, letters of credit and other bank credit facilities as of October 31, 2015 (the table is in thousands). The table below does not include our outstanding indebtedness owed under our other short-term borrowings and our long-term borrowings. See “Other Short-Term Borrowings” and “Long-Term Borrowings” for additional information regarding such other indebtedness.

Bank Lines of Credit and Letters of Credit Facilities

	CitiBank Credit Facility(1)	South African Facilities Agreement (2)	Other Facilities(3)	Total
Credit facility limit	$132,224	$49,126	$150,864	$332,214

Facility usage for cash withdrawals(4)	98,000	5,116	28,062	131,178
Letters of credit and guarantees outstanding	13,635	19,913	80,595	114,143

Total facility/usage	$111,635	$25,029	$108,657	$245,321

Available, unused capacity	$20,589	$24,097	$42,207	$86,893
Available for cash withdrawals	$20,589	$22,337	$37,177	$80,103

(1)	The CitiBank Credit Facility was entered into in March 2014 in connection with the Fiscal 2015 Refinancing. The amount of cash withdrawals available under the CitiBank Credit Facility is limited to the lesser of (a) $150.0 million or (ii) (a) the borrowing base calculation for the period less (b) letters of credit or guarantees outstanding and (c) outstanding cash withdrawals and reimbursement obligations. The average outstanding cash borrowings during the nine months ended October 31, 2015 was $86.2 million. As of the date of the filing of this Form 10-Q, the credit facility limit was $126.1 million, the outstanding cash borrowings was $93.0 million and the letters of credit and guarantees outstanding remained $13.6 million.
(2)	In September 2014 we amended and restated our credit facility for our operations in South Africa (South African Facilities Agreement), which currently provides for both: (i) a 680.0 million ZAR revolving credit facility, which is comprised of a ZAR 380.0 million working capital facility and a ZAR 300.0 million letter of credit, guarantee, forward exchange contract and derivative instrument facility, and (ii) a ZAR 150.0 million revolving asset-based finance facility, which consists of a capital lease line. Excluded from the table are amounts outstanding under the ZAR 150.0 million revolving asset-based finance facility, which amounts are included under capital lease obligations on our consolidated balance sheet. The maturity date of this facility is July 9, 2016. Total facility usage on the South African Facilities Agreement is presented net of cash and cash equivalents of $45.8 million and $74.3 million for the period ended October 31, 2015 and January 31, 2015, respectively.
(3)	Certain bank letters of credit and guarantees outstanding in this column are collateralized by our cash held as collateral. As of October 31, 2015, $34.1 million of such cash collateral was outstanding and the usage of such cash is restricted pursuant to the applicable agreement.
(4)	Certain amounts in this row reflect letters of credit and bank guarantees supporting outstanding cash borrowings by the company’s subsidiaries.

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

The South African Facilities Agreement contains events of default and covenants, including, but not limited to, financial covenants, restrictions on certain types of activities and transactions, reporting covenants, cross defaults to other indebtedness and other terms, events of default and covenants typical of credit facilities. The South African Facilities Agreement also provides for an uncommitted seasonal customs facility which may be made available to the South African obligors at a later date if requested by the South African obligors. In addition, the South African Facilities Agreement provides the South African obligors with an option to request that Nedbank increase its commitments under the revolving credit facility and the revolving asset-based finance facility in an aggregate amount up to ZAR 400.0 million, subject to the approval of Nedbank and the satisfaction of certain conditions precedent. We obtained a waiver from the lender under our South African Facilities Agreement regarding a financial covenant in such agreement for the measurement period ended January 31, 2015 and in May 2015, the South African Facilities Agreement was amended to exclude from the calculation of the Interest Cover Ratio covenant for the measurement period ending on October 31, 2015, the amount of ZAR 280.0 million which relates to a previously disclosed impairment relating to an unpaid receivable owed by a client in South Africa that has entered into the South African equivalent of bankruptcy.

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

In addition to the South African Facilities Agreement described above, our South African subsidiaries have obtained customs bonds to support their customs and duties obligations to the South African customs authorities. These customs bonds are issued by South African registered insurance companies. As of October 31, 2015, the value of these contingent liabilities was $20.9 million.

Cash Pooling Arrangements. A significant number of our subsidiaries participate in cash pooling arrangements administered by various banks and which we use to fund liquidity needs of our subsidiaries. The cash pooling arrangements have no stated maturity dates and yield and bear interest at varying rates. The facilities do not permit aggregate outstanding withdrawals by our subsidiaries under an arrangement to exceed the aggregate amount of cash deposits by our subsidiaries in the arrangement at any one time. Under these arrangements, cash withdrawals of $13.0 million were included in bank lines of credit on our balance sheet at October 31, 2015.

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

Other Limitations and Covenants. The CitiBank Credit Facility, the South African Facilities Agreement, and certain of our other credit, letters of credit and guarantee facilities also contain other limitations on the payment by us and/or by our various subsidiaries of dividends, distributions and share repurchases. In addition, if a “change in control” (as defined in the various agreements and facilities) should occur, then the outstanding indebtedness thereunder may become due and payable. Should we fail to comply with the covenants in the CitiBank Credit Facility, the South African Facilities Agreement, or certain of our other credit, letters of credit or other facilities, we would be required to seek to amend the covenants or to seek a waiver of such non-compliance as we were required to do in the past. If we are unable to obtain any necessary amendments or waivers, all or a portion of the indebtedness and obligations under the various agreements and facilities could become immediately due and payable and our various agreements and facilities could be terminated and the credit, letters of credit and guarantee facilities provided thereunder would no longer be available to us. Furthermore, the CitiBank Credit Facility, the South African Facilities Agreement, and certain of our other credit and debt facilities contain cross-default provisions with respect to other indebtedness, giving the lenders under such agreements and facilities the right to declare a default if we default under other indebtedness in certain circumstances. We believe we were in compliance with the covenants contained in the Citibank Credit Facility, the South African Facilities Agreement, and our other credit, letters of credit, and debt facilities as of October 31, 2015.

The maximum and average borrowings against all of our bank lines of credit during the first nine months of fiscal 2016 were $206.5 million and $150.5 million, respectively. The maximum and average borrowings against all of our bank lines of credit during the first nine months of fiscal 2015 were $334.8 million and $213.7 million, respectively. Borrowings during our reporting periods may be materially different than the period-end amounts recorded in the financial statements due to requirements to fund customs duties and taxes, changes in accounts receivable and accounts payable, and other working capital requirements.

Other Short-term Borrowings. In addition to our lines of credit and letters of credit facilities from banks and other financial institutions, we also have a number of additional short-term borrowings issued by various parties not described above. The total of such additional borrowings at October 31, 2015 and January 31, 2015, was $48.5 million and $52.8 million, respectively.

On December 2014, we entered into a Parent Customer Agreement (Customer Agreement) with Greensill and a Re-invoicing Service Agreement (Re-invoicing Agreement) with Bramid Outsource Limited (an affiliate of Greensill and the Re-Invoicing Agent). The Service Agreement and the Re-invoicing Agreement are referred to herein collectively as the Greensill Financing Agreements. Pursuant to the Greensill Financing Agreements, we may submit written requests to the Re-Invoicing Agent pursuant to which we may receive an advance of funds to pay such invoices or to reimburse ourselves if the relevant invoice has already been paid. Currently, our internal authorization for borrowings under the Greensill Financing Agreements is set at $105.0 million, although the Greensill Financing Agreements do not contain a commitment by Greensill to make any additional advances to us. Greensill may elect, but has no obligation, to advance any funds to us as Greensill retains the right to evaluate each request submitted by us and may establish the terms of each advance (assuming an advance will be made) at the time a request is submitted. The Greensill Financing Agreements do not contain a commitment by Greensill as to any particular level of advances to be made to us. If the Re-Invoicing Agent and Greensill choose to enter into a transaction, the Re-Invoicing Agent shall charge us a fee based on an annual rate of Libor plus 9.5%. If any amount is not paid on the maturity date, the advance will continue to accrue interest at LIBOR plus 9.5%. The principal portion of such advance and the fee are due on the maturity of such advance which may vary by agreement between the parties, although all advances currently outstanding under the Greensill Financing Agreements must be repaid on the six month anniversary of the initial advancement of funds. In the third quarter of fiscal 2016, approximately $22.0 million of advances under the Greensill Financing Agreements were repaid and we obtained new advances aggregating approximately $15.0 million due April 2016. As of October 31, 2015, we had a total of approximately $50.0 million outstanding under the Greensill Financing Agreements. As of the date of the filing of this Form 10-Q, the following amounts are due and payable in cash: $10.0 million is payable in January 2016, $15.0 million is payable in April 2016, $17.5 million is payable in May 2016 and $7.5 million is payable in June 2016. No assurances can be given that we will be able to obtain additional advances in the future under the Greensill Financing Agreements and we may not be able to extend or refinance the outstanding debt on acceptable terms, or at all.

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

Long-term Borrowings. The following table presents information about the company’s indebtedness pursuant to its 2019 Notes and other long-term borrowings as of October 31, 2015:

	2019 Notes(1)	Other Facilities	Total
Maturity date	March 1, 2019
Original principal	$400,000
Original issuance discount for fair value of conversion feature net of accreted value as of October 31, 2015	$33,780
Interest rate per annum	4.50%	3.69%
Discount rate	7.40%
Balance at October 31, 2015:
Current portion of long-term borrowings	—	7,080	7,080
Long-term borrowings, excluding current portion	366,220	2,581	368,801

Total	$366,220	$9,661	$375,881

(1)	The fair value of the 2019 Notes has been bifurcated and presented in equity under common stock in the company’s consolidated financial statements beginning in April 30, 2014. The amount included in long-term borrowings is accreting to the $400.0 million redemption value using a discount rate of approximately 7.4%, which approximated the company’s fair-value incremental borrowing rate for a similar debt instrument (without the conversion feature) as of the date of issuance.

2019 Notes. On March 4, 2014, we completed a private offering of our 2019 Notes in the aggregate principal amount of $400.0 million, and entered into an indenture (Indenture) with Wells Fargo Bank, National Association, as trustee, in connection therewith. After deducting fees and expenses, we received net proceeds from the offering of $386.1 million. The Indenture governs the 2019 Notes and contains terms and conditions customary for transactions of this type, including customary events of default such as cross-defaults and other provisions. The 2019 Notes bear interest at an annual rate of 4.50% payable in cash semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The 2019 Notes will be due and payable by us when they mature on March 1, 2019, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. We may not redeem the 2019 Notes at our option prior to maturity unless certain tax related events occur. In addition, the Indenture provides that if we undergo certain types of “fundamental changes” prior to the maturity date of the 2019 Notes, each 2019 Note holder has the option to require us to repurchase all or any of such holder’s 2019 Notes for cash. Pursuant to the terms of the Indenture, the 2019 Notes will be convertible into our ordinary shares at a conversion rate of 68.9703 ordinary shares per $1,000 principal amount of 2019 Notes (equivalent to an initial conversion price of approximately $14.50 per ordinary share), subject to adjustment, upon the occurrence of certain events prior to the close of business on the business day immediately preceding September 1, 2018, and, on or after September 1, 2018, by a holder’s surrender for conversion of any of its 2019 Notes at any time prior to the close of the business day immediately preceding the maturity date. Upon a conversion of the 2019 Notes, in accordance with the Indenture we have the option to pay or deliver, as the case may be, cash, our ordinary shares or a combination of cash and ordinary shares, at our election.

Convertible Preference Shares. As previously disclosed, as part of our Fiscal 2015 Refinancing we completed a private offering of our Convertible Preference Shares to an affiliate of our largest shareholder, P2 Capital, in the aggregate principal amount of $175.0 million. For additional information regarding the terms of the Convertible Preference Shares, see Note 4 of the Notes to Financial Statements contained in Part I of this Form 10-Q.

Off-Balance Sheet Arrangements

Other than operating leases, we have no material off-balance sheet arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ materially from those estimates. There have been no significant changes in our critical accounting estimates during the nine months of fiscal 2016. During the three months ended July 31, 2015, we recorded a charge of $50.0 million, before a related deferred tax benefit of $9.0 million, for impairment of goodwill in the company’s Freight Forwarding segment. See Note 6 of the Notes to Financial Statements contained in Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of October 31, 2015, there had been no material changes to our exposure to market risks since January 31, 2015, as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 on file with the SEC. For a discussion of our market risks associated with foreign currencies, interest rates and market rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Our management, under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of October 31, 2015. In our Annual Report on Form 10-K for the year ended January 31, 2015, we concluded that our disclosure controls and procedures were ineffective as of January 31, 2015, solely due to a material weakness in internal control over financial reporting. This material weakness relates to our centralized process for certain activity recorded through our freight forwarding receivable and payable clearing accounts. As a result, underlying controls related to freight forwarding receivables, payables, revenues and purchased transportation cost accounts were not operating effectively. This material weakness is described more fully in our Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and the related Report of Independent Registered Public Accounting Firm, which are contained in Item 15 of Part IV of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. Furthermore based upon our evaluation (which evaluation included our Chief Executive Officer and Chief Financial Officer) as of October 31, 2015, our management (which included our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were ineffective as of October 31, 2015, due solely to the material weakness in our internal control over financial reporting described above and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Industry-Wide Anti-Trust Investigation. On March 28, 2012 we were notified by the EC that it had adopted a decision against us and two of our subsidiaries relating to alleged anti-competitive behavior in the market for freight forwarding services in the European Union/European Economic Area. The decision of the EC imposes a fine of euro 3.1 million (or approximately $3.4 million at October 31, 2015) against us. We believe that neither we nor our subsidiaries violated European competition rules. In June 2012, we appealed the decision and the amount of the fine before the European Union’s General Court and oral arguments were heard in October 2014.

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

Matters Related to the Fiscal 2015 Financing. On March 17, 2014, a putative securities class action lawsuit was filed against us and certain of our executives in the United States District Court for the Central District of California. As amended, the complaint, which is captioned Michael J. Angley, individually and on behalf of himself and all others similarly situated v. UTi Worldwide Inc., Eric W. Kirchner, Richard G. Rodick, Edward G. Feitzinger and Jeffrey W. Misakian, No. 2:14-cv-02066, generally alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by misstating or failing to disclose, in certain public statements made and in filings with the SEC between March 28, 2013 and February 26, 2014, material facts relating to our liquidity position, financial condition, financial covenants, financial systems and freight forwarding operating system. On November 12, 2015, the Court in this matter granted our motion to dismiss and Plaintiff’s Second Amended Class Action Complaint was dismissed with prejudice.

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

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of factors, risks and uncertainties. There have been no material changes to the risk factors as disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC, except as contained in our Form 10-Q for the six months ended July 31, 2015 (filed on September 9, 2015) and as set forth below. Investors should read the information under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Losses and Outlook and – Liquidity and Capital Resources” for additional information about some of the near term risks we face. The disclosures in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K), this Form 10-Q , in our definitive proxy statement filed with the SEC on December 4, 2015, and in our other reports and filings with the SEC are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations.

We continue to experience losses and we expect to incur further losses. We may not return to or sustain profitability in the future. In the nine months ended October 31, 2015, our operating loss and net loss attributable to UTi Worldwide Inc. increased to $91.9 million and $136.7 million, respectively, as a result of weaker than anticipated business conditions and operating results, particularly with respect to freight forwarding volumes. We also incurred operating losses and net losses attributable to UTi Worldwide Inc. in fiscal years 2015, 2014 and 2013. Furthermore, based on our results of operations through the nine months ended October 31, 2015 and our current expectations for the remainder of fiscal 2016, particularly with respect to freight forwarding volumes, we currently expect to report losses at least through the end of the second quarter of fiscal 2017. Our liquidity, financial condition and operating performance have been materially and adversely impacted by our weaker than anticipated financial results through the nine months ended October 31, 2015. We will likely not return to profitability prior to the completion of the Merger with DSV and, if the Merger is not completed, we may not return to profitability in future periods. Additionally, our revenues could further decline, or could grow more slowly than we expect and we may incur significant losses in the future due to a number of factors and reasons, including those related to the planned Merger with DSV described elsewhere in this Item 1.A. “Risk Factors”. Our future liquidity, financial condition and operating performance could be materially and adversely impacted by a number of factors, including the other risks, uncertainties and factors described elsewhere in this Form 10-Q, in our definitive proxy statement filed with the SEC on December 4, 2015, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC (together with any amendments thereto and additions and changes thereto contained in our filings with the SEC since the filing of our Annual Report on Form 10-K) and in our other filings with the SEC.

Failure to complete the Merger could negatively impact the price of our ordinary shares, as well as our future business and financial results. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. We cannot assure you that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, we may be unable to complete the Merger.

If the Merger is not completed, our ongoing business may be adversely affected as follows:

•	we may experience negative reactions from the financial markets, including negative impacts on the market price of our ordinary shares;

•	some of management’s attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us;

•	the manner in which customers, suppliers and other third parties perceive us may continue to be negatively impacted, which in turn may continue to affect our ability to compete for business;

•	we may experience negative reactions from employees;

•	we will have expended time and resources that could otherwise have been spent on our existing business; and

•	we may be required, in certain circumstances, to pay a termination fee of $34.0 million, as provided in the Merger Agreement.

Additionally, in approving the Merger Agreement, the Board considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our ordinary shares represented a premium of approximately 50% over the closing price of our ordinary shares on October 8, 2015. If the Merger is not completed, neither the Company nor the holders of our ordinary shares will realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.

The Merger is conditioned on, among other things, certain shareholder approvals, which we may not obtain. The special shareholders meeting for all our shareholders (including the holders of the Convertible Preference Shares voting on an as-converted basis) to consider and vote upon the Merger and related matters is scheduled for January 14, 2016. The special class meeting of the holders of our ordinary shares (excluding our largest ordinary shareholder and the Convertible Preference Shares) will also be held on January 14, 2016.

A significant delay in consummating or a failure to consummate the Merger could have a material adverse effect on the price of our ordinary shares and our operating results. Because the Merger is subject to certain closing conditions, it is possible that the Merger may not be completed or may not be completed as quickly as expected. If the Merger is not completed, it could have a material adverse effect on the price of our ordinary shares. In addition, any significant delay in consummating the Merger could have a material adverse effect on our operating results and continue to adversely affect our relationships with customers and suppliers and would likely lead to a significant diversion of management and employee attention and potential employee attrition.

Expenses related to the proposed Merger are significant and will adversely affect our operating results. We have incurred and expect to continue to incur significant expenses in connection with the proposed Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances be required to pay to DSV a termination fee of $34.0 million. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to DSV.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which have and may continue to adversely affect our business. The Merger Agreement requires us to act in the ordinary course of business and restricts us, without the consent of DSV, from taking certain specified actions until the proposed Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement.

Uncertainties associated with the Merger may cause a loss of management and other key employees and have disrupted our business relationships, which has and may continue to adversely affect our business. Uncertainty about the effect of the Merger on our employees, customers and suppliers has and may continue to have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger, as employees of the Company may experience uncertainty about their future roles with the Company. As we face additional uncertainties relating to the Merger, our business relationships have and may continue to be subject to disruption as customers, suppliers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. If key employees depart or if our existing business relationships suffer, our results of operations may continue to be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what DSV has agreed to pay. The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than DSV. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction, subject to limited exceptions. If we or DSV terminate the Merger Agreement and we agree to be or are subsequently acquired by another company, we may in some circumstances be required to pay to DSV a termination fee of $34.0 million. Further, our Board of Directors has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to DSV its recommendation that our shareholders approve the Merger.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.1	Merger Agreement, dated as of October 9, 2015, among UTi Worldwide Inc., DSV A/S and Louvre Acquisitionco, Inc. (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K, filed October 09, 2015)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTi Worldwide Inc.

Date: December 10, 2015	By:	/s/ Edward G. Feitzinger
Edward G. Feitzinger
Chief Executive Officer

Date: December 10, 2015	By:	/s/ Richard G. Rodick
Richard G. Rodick
Executive Vice President – Finance and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Memorandum of Association of the company (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K, filed March 3, 2014)

3.2	Amended and Restated Articles of Association of the company (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K, filed March 3, 2014)

10.1	Merger Agreement, dated as of October 9, 2015, among UTi Worldwide Inc., DSV A/S and Louvre Acquisitionco, Inc. (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K, filed October 09, 2015)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates compensatory arrangement